Form 10-Q
period 2009-06-30
Unum Group
filed 2009-08-05
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

331,413,937 shares of the registrant’s common stock were outstanding as of August 3, 2009.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $35,389.8; $34,407.6)	$34,902.8	$32,134.1
Mortgage Loans	1,300.6	1,274.8
Policy Loans	2,729.6	2,753.8
Other Long-term Investments	285.6	520.1
Short-term Investments	858.8	1,183.1

Total Investments	40,077.4	37,865.9

Other Assets
Cash and Bank Deposits	48.7	49.9
Accounts and Premiums Receivable	1,788.1	1,784.8
Reinsurance Recoverable	5,002.9	4,974.2
Accrued Investment Income	621.2	605.6
Deferred Acquisition Costs	2,488.3	2,472.4
Goodwill	201.8	200.5
Property and Equipment	423.9	409.4
Deferred Income Tax	77.9	438.8
Other Assets	600.0	605.4
Separate Account Assets	9.6	10.5

Total Assets	$51,339.8	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,724.5	$1,769.5
Reserves for Future Policy and Contract Benefits	35,895.0	34,581.5
Unearned Premiums	555.0	463.9
Other Policyholders’ Funds	1,653.3	1,675.6
Income Tax Payable	131.2	115.5
Short-term Debt	45.0	190.5
Long-term Debt	2,250.6	2,259.4
Other Liabilities	1,597.2	1,953.1
Separate Account Liabilities	9.6	10.5

Total Liabilities	43,861.4	43,019.5

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 363,157,176 and 362,949,412 shares	36.3	36.3
Additional Paid-in Capital	2,564.6	2,546.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Loss on Securities Not Other-Than-Temporarily Impaired	(186.2)	(832.6)
Net Unrealized Loss on Securities Other-Than-Temporarily Impaired	(15.5)	—
Net Gain on Cash Flow Hedges	367.5	458.5
Foreign Currency Translation Adjustment	(60.7)	(177.6)
Unrecognized Pension and Postretirement Benefit Costs	(397.0)	(406.5)
Retained Earnings	5,923.6	5,527.1
Treasury Stock - at cost: 31,829,067 shares	(754.2)	(754.2)

Total Stockholders’ Equity	7,478.4	6,397.9

Total Liabilities and Stockholders’ Equity	$51,339.8	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,875.9	$1,968.6	$3,748.7	$3,919.1
Net Investment Income	597.6	613.1	1,171.3	1,204.5
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(55.0)	(0.2)	(128.6)	(6.9)
Other-Than-Temporary Impairment Loss Recognized in Other Comprehensive Income	6.9	—	6.9	—
Net Impairment Loss Recognized in Earnings	(48.1)	(0.2)	(121.7)	(6.9)
Other Net Realized Investment Gain (Loss)	135.4	26.3	144.4	(35.5)

Net Realized Investment Gain (Loss)	87.3	26.1	22.7	(42.4)
Other Income	67.2	67.5	134.2	134.7

Total Revenue	2,628.0	2,675.3	5,076.9	5,215.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,584.2	1,674.7	3,159.9	3,331.6
Commissions	212.4	212.9	428.6	431.8
Interest and Debt Expense	30.4	40.8	63.0	84.7
Deferral of Acquisition Costs	(148.7)	(153.6)	(302.3)	(299.2)
Amortization of Deferred Acquisition Costs	132.8	127.3	264.6	257.3
Compensation Expense	196.2	191.8	386.3	377.7
Other Expenses	209.5	214.4	415.0	420.3

Total Benefits and Expenses	2,216.8	2,308.3	4,415.1	4,604.2

Income Before Income Tax	411.2	367.0	661.8	611.7

Income Tax
Current	117.9	119.0	178.3	176.0
Deferred	26.1	7.7	51.4	32.3

Total Income Tax	144.0	126.7	229.7	208.3

Net Income	$267.2	$240.3	$432.1	$403.4

Net Income Per Common Share
Basic	$0.81	$0.70	$1.31	$1.16
Assuming Dilution	$0.80	$0.69	$1.30	$1.16

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2009	2008
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$36.3	$36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,546.9	2,516.9
Common Stock Activity	17.7	14.1

Balance at End of Period	2,564.6	2,531.0

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(958.2)	463.5
Cumulative Effect of Accounting Principle Change - See Note 2	(14.3)	—
All Other Changes During Period	680.6	(390.5)

Balance at End of Period	(291.9)	73.0

Retained Earnings
Balance at Beginning of Year	5,527.1	5,077.4
Net Income	432.1	403.4
Dividends to Stockholders ($0.15 per common share)	(49.9)	(52.6)
Cumulative Effect of Accounting Principle Change - See Note 2	14.3	—

Balance at End of Period	5,923.6	5,428.2

Treasury Stock
Balance at Beginning of Year	(754.2)	(54.2)
Purchases of Treasury Stock	—	(350.0)

Balance at End of Period	(754.2)	(404.2)

Total Stockholders’ Equity at End of Period	$7,478.4	$7,664.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2009	2008
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$432.1	$403.4
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	65.6	24.9
Change in Deferred Acquisition Costs	(37.7)	(41.9)
Change in Insurance Reserves and Liabilities	276.9	461.8
Change in Income Taxes	66.8	21.5
Change in Other Accrued Liabilities	(104.0)	(103.0)
Non-cash Adjustments to Net Investment Income	(123.2)	(153.6)
Net Realized Investment (Gain) Loss	(22.7)	42.4
Depreciation	36.1	34.5
Other, Net	18.2	11.3

Net Cash Provided by Operating Activities	608.1	701.3

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	624.1	879.1
Proceeds from Maturities of Available-for-Sale Securities	467.8	876.6
Proceeds from Sales and Maturities of Other Investments	143.2	125.4
Purchase of Available-for-Sale Securities	(1,723.4)	(2,439.4)
Purchase of Other Investments	(90.4)	(107.6)
Net Sales of Short-term Investments	220.0	413.8
Acquisition of Business	—	48.8
Other, Net	(47.9)	(42.1)

Net Cash Used by Investing Activities	(406.6)	(245.4)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(0.9)	(8.6)
Net Short-term Debt Repayments	(145.5)	(85.0)
Long-term Debt Repayments	(8.8)	(67.0)
Issuance of Common Stock	1.7	2.2
Dividends Paid to Stockholders	(49.9)	(52.6)
Purchases of Treasury Stock	—	(350.0)
Other, Net	0.4	(0.1)

Net Cash Used by Financing Activities	(203.0)	(561.1)

Effect of Foreign Exchange Rate Changes on Cash	0.3	0.2

Net Decrease in Cash and Bank Deposits	(1.2)	(105.0)

Cash and Bank Deposits at Beginning of Year	49.9	199.1

Cash and Bank Deposits at End of Period	$48.7	$94.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Net Income	$267.2	$240.3	$432.1	$403.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense (benefit) of $694.8; $(220.6); $564.1; $(430.3))	1,315.3	(427.0)	1,062.7	(830.8)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax benefit of $0.6; $-; $0.6; $-)	(1.2)	—	(1.2)	—
Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $694.2; $(220.6); $563.5; $(430.3))	1,314.1	(427.0)	1,061.5	(830.8)
Reclassification Adjustment for Net Realized Investment Loss (net of tax expense of $18.8; $0.2; $49.7; $1.1)	34.9	0.5	92.3	2.1
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $36.8; $20.8; $42.5; $4.0)	(80.3)	(37.8)	(91.0)	(4.8)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $(317.1); $133.0; $(272.6); $217.7)	(603.4)	265.5	(508.6)	439.9
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $(0.4); $0.3; $(0.4); $0.1)	135.1	0.4	116.9	(0.5)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $2.0; $0.9; $5.4; $1.8)	2.0	1.7	9.5	3.6

Total Other Comprehensive Income (Loss)	802.4	(196.7)	680.6	(390.5)

Comprehensive Income	$1,069.6	$43.6	$1,112.7	$12.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

June 30, 2009

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

In connection with our preparation of the consolidated financial statements, we have evaluated subsequent events through August 5, 2009, the date on which the financial statements were issued.

Note 2 - Accounting Pronouncements

Accounting Pronouncements Adopted:

Effective April 1, 2009, we adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which require companies to disclose the fair value of financial instruments within the scope of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements. This FSP also requires companies to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and to discuss changes, if any, in those methods or assumptions during the period. The adoption of FSP FAS 107-1 and APB 28-1 expanded our disclosures but had no effect on our financial position or results of operations.

Effective April 1, 2009, we adopted the provisions of FASB Staff Position No. FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard No. 157, Fair Value Measurements, but reemphasizes that the objective of fair value measurement remains an exit price. FSP FAS 157-4 provides guidance for determining whether there has been a significant decrease in the volume and level of activity in the market and provides factors for companies to consider in identifying transactions that are not orderly. The FSP also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. The adoption of this FSP expanded our disclosures but did not have a material effect on our financial position or results of operations.

Effective April 1, 2009, we adopted the provisions of FASB Staff Position No. FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities and expands and increases the frequency of previously existing disclosures for other-than-temporary impairments. The measure of impairment remains fair value. Under the provisions of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 2 - Accounting Pronouncements - Continued

The amount of impairment recognized is equal to the difference between amortized cost and fair value. For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires that an entity analyze its ability to recover the amortized cost by comparing the present value of cash flows with the amortized cost of the security. If the present value of our best estimate of cash flows expected to be collected is less than the amortized cost of the security, an other-than-temporary impairment is recorded. The impairment loss is separated into two components, the portion of the impairment related to credit and the portion related to factors other than credit. The credit related portion of an other-than-temporary impairment, which is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, is recognized in earnings. Other-than-temporary impairments related to factors other than credit are charged to earnings if it is unlikely that the fair value of the security will recover prior to its disposal. Otherwise, non-credit related other-than-temporary impairments are charged to other comprehensive income, net of tax. The cumulative effect of applying the provisions of FSP FAS 115-2 and FAS 124-2 increased the April 1, 2009 opening balance of retained earnings $14.3 million, net of tax of $7.7 million, with a corresponding adjustment to accumulated other comprehensive income (loss).

Effective June 30, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 165 (SFAS 165), Subsequent Events. SFAS 165 provides authoritative accounting guidance for subsequent events, a topic previously addressed only in the auditing literature, and is largely similar to the auditing guidance with limited exceptions which are not intended to result in significant changes in practice. The adoption of SFAS 165 had no effect on our financial position or results of operations.

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 expanded our disclosures but had no effect on our financial position or results of operations.

Effective December 31, 2008, we adopted the provisions of FASB Staff Position No. EITF 99-20-1, (FSP EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The adoption of FSP EITF 99-20-1 did not have a material effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 2 - Accounting Pronouncements - Continued

Accounting Pronouncements Outstanding:

FASB Staff Position No. FAS 132(R)-1, (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued in December 2008. This FSP amends Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will amend our disclosures but will have no effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, was issued in June 2009. SFAS 166 eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, SFAS 166 clarifies certain requirements for financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. SFAS 166 is effective for annual and interim periods beginning after November 15, 2009. The adoption of SFAS 166 will have no material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R), was issued in June 2009. SFAS 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for annual and interim periods beginning after November 15, 2009. The adoption of SFAS 167 will have no material effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of Financial Accounting Standards No. 162, was issued in June 2009. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,529.7 million and $2,555.6 million as of June 30, 2009 and December 31, 2008, are reported on a gross basis in the consolidated balance sheets and approximate fair value.

Other Long-term Investments: Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have received if the contracts had been settled or closed as of the last day of the period. We do not net any cash collateral received from our counterparties against the fair value of our derivative instruments. Carrying amounts approximate fair value for other long-term investments.

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

Other Liabilities: Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid if the contracts had been settled or closed as of the last day of the period. Fair values for our embedded derivative in a modified coinsurance arrangement are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in the modified coinsurance arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 3 - Fair Values of Financial Instruments - Continued

The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, and accrued investment income approximate the fair values due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$34,902.8	$34,902.8	$32,134.1	$32,134.1
Mortgage Loans	1,300.6	1,224.7	1,274.8	1,224.4
Policy Loans	2,729.6	2,770.6	2,753.8	2,811.0
Other Long-term Investments
Derivatives	133.8	133.8	381.8	381.8
Miscellaneous Long-term Investments	151.8	151.8	138.3	138.3

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$703.6	$703.6	$746.4	$746.4
Supplementary Contracts without Life Contingencies	426.3	426.3	402.5	402.5
Short-term Debt	45.0	45.0	190.5	188.9
Long-term Debt	2,250.6	1,742.5	2,259.4	1,677.4
Other Liabilities
Derivatives	89.6	89.6	79.4	79.4
Embedded Derivative in Modified Coinsurance Arrangement	196.8	196.8	360.5	360.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type as of June 30, 2009 and December 31, 2008 are shown as follows. Certain prior year amounts have been reclassified by security type to conform to current year presentation.

	June 30, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,562.9	$71.0	$112.6	$1,521.3	$—
States, Municipalities, and Political Subdivisions	254.9	9.3	3.7	260.5	—
Foreign Governments	1,441.0	117.8	11.1	1,547.7	—
Public Utilities	7,938.5	291.6	405.2	7,824.9	—
Mortgage/Asset-Backed Securities	3,519.6	309.9	10.2	3,819.3	—
All Other Corporate Bonds	20,563.3	805.4	1,511.4	19,857.3	28.9
Redeemable Preferred Stocks	109.6	—	37.8	71.8	—

Total Fixed Maturity Securities	$35,389.8	$1,605.0	$2,092.0	$34,902.8	$28.9

(1)	Accumulated Other Comprehensive Income (Loss)

	December 31, 2008 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,594.6	$194.9	$63.1	$1,726.4
States, Municipalities, and Political Subdivisions	162.7	3.5	5.2	161.0
Foreign Governments	1,069.3	117.8	12.5	1,174.6
Public Utilities	7,554.5	115.8	799.1	6,871.2
Mortgage/Asset-Backed Securities	3,691.7	308.9	55.1	3,945.5
All Other Corporate Bonds	19,949.1	537.3	2,439.1	18,047.3
Redeemable Preferred Stocks	385.7	—	177.6	208.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$3,551.7	$32,134.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of June 30, 2009 and December 31, 2008.

	June 30, 2009 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$429.6	$71.4	$245.5	$41.2
States, Municipalities, and Political Subdivisions	33.0	1.5	30.2	2.2
Foreign Governments	407.2	7.1	38.4	4.0
Public Utilities	831.1	59.5	3,056.7	345.7
Mortgage/Asset-Backed Securities	77.5	0.9	251.7	9.3
All Other Corporate Bonds	2,315.9	162.8	7,630.4	1,348.6
Redeemable Preferred Stocks	—	—	71.8	37.8

Total Fixed Maturity Securities	$4,094.3	$303.2	$11,324.7	$1,788.8

	December 31, 2008 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$343.5	$29.4	$300.6	$33.7
States, Municipalities, and Political Subdivisions	87.7	5.2	—	—
Foreign Governments	346.7	12.5	11.0	—
Public Utilities	3,023.5	365.6	1,972.3	433.5
Mortgage/Asset-Backed Securities	124.7	14.2	221.4	40.9
All Other Corporate Bonds	6,969.0	979.2	5,024.7	1,459.9
Redeemable Preferred Stocks	102.1	62.6	103.7	115.0

Total Fixed Maturity Securities	$10,997.2	$1,468.7	$7,633.7	$2,083.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities as of June 30, 2009 and December 31, 2008. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2009 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$533.6	$7.7	$386.6	$8.3	$146.4
Over 1 year through 5 years	4,043.4	148.6	2,586.9	106.0	1,499.1
Over 5 years through 10 years	9,737.1	283.1	4,362.7	592.0	5,065.5
Over 10 years	17,556.1	855.7	8,657.5	1,375.5	8,378.8

	31,870.2	1,295.1	15,993.7	2,081.8	15,089.8
Mortgage/Asset-Backed Securities	3,519.6	309.9	3,490.1	10.2	329.2

Total Fixed Maturity Securities	$35,389.8	$1,605.0	$19,483.8	$2,092.0	$15,419.0

	December 31, 2008 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$365.8	$4.8	$251.2	$3.2	$116.2
Over 1 year through 5 years	3,889.9	85.2	1,657.5	222.3	2,095.3
Over 5 years through 10 years	9,232.0	143.2	1,856.7	1,149.7	6,368.8
Over 10 years	17,228.2	736.1	6,138.4	2,121.4	9,704.5

	30,715.9	969.3	9,903.8	3,496.6	18,284.8
Mortgage/Asset-Backed Securities	3,691.7	308.9	3,599.4	55.1	346.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$13,503.2	$3,551.7	$18,630.9

Of the $2,092.0 million in gross unrealized losses on fixed maturity securities at June 30, 2009, $1,560.9 million, or 74.6 percent, are related to investment-grade fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

The gross unrealized loss on below-investment-grade fixed maturity securities was $531.1 million at June 30, 2009, or 25.4 percent, of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2009, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to overall liquidity concerns in the high yield bond market, general widening of credit spreads in certain industries or sectors, heightened risk aversion across all markets, and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

As of June 30, 2009, we held 460 individual investment-grade fixed maturity securities and 133 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 343 investment-grade fixed maturity securities and 104 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	Whether we expect to recover the entire amortized cost basis of the security.

•	Whether we intend to sell the security or will be required to sell the security before the recovery of its amortized cost basis.

•	Whether the security is current as to principal and interest payments.

•	The significance of the decline in value.

•	The time period during which there has been a significant decline in value.

•	Current and future business prospects and trends of earnings.

•	The valuation of the security’s underlying collateral.

•	Relevant industry conditions and trends relative to their historical cycles.

•	Market conditions.

•	Rating agency and governmental actions.

•	Bid and offering prices and the level of trading activity.

•	Adverse changes in estimated cash flows for securitized investments.

•	Changes in fair value subsequent to the balance sheet date.

•	Any other key measures for the related security.

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether we more likely than not will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we do not record an impairment loss based solely on these two factors, since often other factors will impact our evaluation of a security.

While determining other-than-temporary impairments is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of realized losses on a timely basis for investments determined to have an other-than-temporary impairment.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. For those fixed maturity securities with an unrealized loss for which we have not recognized an other-than-temporary impairment, we believe we will recover the entire amortized cost, we do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

intend to sell the security, and we do not believe we more likely than not will be required to sell the security before recovery of its amortized cost. There have been no defaults in the repayment obligations of any securities for which we have not recorded an other-than-temporary impairment.

During the second quarter of 2009, we recognized $55.0 million of other-than-temporary impairment losses on our fixed maturity securities, of which $48.1 million related to credit and was recognized in earnings while the remaining $6.9 million related to factors other than credit and was recognized in other comprehensive income. The credit loss represents the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. The timing and amount of our cash flow estimates are developed using historical and forecast financial information from the issuer, including its current and projected liquidity position. We also consider industry analyst reports and forecasts, sector credit ratings, future business prospects and earnings trends, issuer refinancing capabilities, and other data relevant to the collectibility of the security. We take into account the probability of default and where our debt security ranks in terms of subordination. We may use the estimated fair value of collateral as a proxy for the present value of cash flows if we believe the security is dependent on the liquidation of collateral for recovery of our investment. For securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held as of the dates shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income.

Three Months Ended June 30, 2009
(in millions of dollars)
Balance at Beginning of Period	$—
Credit Losses Remaining in Retained Earnings Related to Adoption of FSP FAS 115-2 and FAS 124-2	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	38.4

Balance at End of Period	$69.2

Special Purpose Entities

We are the sole beneficiary of two special purpose entities which support our investment objectives and which are consolidated under the provisions of GAAP. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. One of these entities is a trust holding forward contracts to purchase unrelated equity securities. This trust also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. We have not previously provided financial or other support to this trust and do not anticipate any need to do so in the future. The fair values of the underlying forward and swap contracts, together with the host debt instrument, equaled $52.0 million as of June 30, 2009, and are reported as fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

The second entity is a trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust is to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. At June 30, 2009, we had commitments to fund approximately $1.9 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the second quarter and first six months of 2009 was de minimis. The fair values of the bond, nonredeemable preferred stock, and partnerships were $80.8 million, $0.2 million, and $9.7 million, respectively, as of June 30, 2009. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets.

At December 31, 2008, we had a significant investment in, but were not the primary beneficiary of, a special purpose entity which was a collateralized bond obligation asset trust in which we held interests in several of the tranches and for which we acted as investment manager of the underlying securities. The securities were fully redeemed by the trust during the first quarter of 2009. Prior to redemption, our investment in this entity was reported at fair value with fixed maturity securities in the consolidated balance sheets. The fair value and amortized cost of this investment were $2.5 million and $2.4 million, respectively, at December 31, 2008. We recognized no gain or loss on disposition of these securities.

Off-Balance Sheet Arrangements

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At June 30, 2009, the carrying value of fixed maturity securities posted as collateral to third parties under these programs was $46.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$11.3	$10.6	$15.3	$32.9
Gross Losses on Sales	(29.0)	(15.6)	(45.8)	(28.5)
Other-Than-Temporary Impairment Loss	(48.1)	(0.2)	(121.7)	(6.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.9	7.9	3.2	9.3
Gross Losses on Sales	(0.2)	(2.1)	(0.3)	(3.5)
Impairment Loss	(1.0)	—	(4.0)	(4.6)
Embedded Derivative in Modified Coinsurance Arrangement	140.1	25.0	163.7	(39.1)
Other Derivatives	12.3	0.5	12.3	(2.0)

Net Realized Investment Gain (Loss)	$87.3	$26.1	$22.7	$(42.4)

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in appropriate circumstances, provide a more appropriate fair value. During the first six months of 2009, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2008. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

June 30, 2009

Note 4 - Investments - Continued

aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include broker market maker prices, TRACE pricing, prices obtained from external pricing services, and broker price levels. At June 30, 2009, approximately 16.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or using broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 83.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 68.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•

Approximately 4.4 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels based on observable market data or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 10.4 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

The categorization of fair value measurements by input level as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$1,521.3	$—	$1,521.3
States, Municipalities, and Political Subdivisions	64.9	195.6	—	260.5
Foreign Governments	—	1,547.7	—	1,547.7
Public Utilities	1,145.5	6,606.6	72.8	7,824.9
Mortgage/Asset-Backed Securities	—	3,788.1	31.2	3,819.3
All Other Corporate Bonds	4,681.5	14,567.8	608.0	19,857.3
Redeemable Preferred Stocks	3.9	67.8	0.1	71.8

Total Fixed Maturity Securities	5,895.8	28,294.9	712.1	34,902.8

Other Long-term Investments
Derivatives	—	133.8	—	133.8
Miscellaneous Long-term Investments	34.6	—	1.5	36.1

Liabilities
Other Liabilities
Derivatives	$—	$89.6	$—	$89.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	196.8	196.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

	December 31, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$195.8	$1,530.6	$—	$1,726.4
States, Municipalities, and Political Subdivisions	16.5	144.5	—	161.0
Foreign Governments	—	1,146.6	28.0	1,174.6
Public Utilities	427.0	6,329.7	114.5	6,871.2
Mortgage/Asset-Backed Securities	—	3,940.9	4.6	3,945.5
All Other Corporate Bonds	2,376.9	15,080.1	590.3	18,047.3
Redeemable Preferred Stocks	9.8	190.2	8.1	208.1

Total Fixed Maturity Securities	3,026.0	28,362.6	745.5	32,134.1

Other Long-term Investments
Derivatives	—	381.8	—	381.8
Miscellaneous Long-term Investments	33.6	0.5	1.5	35.6

Liabilities
Other Liabilities
Derivatives	$—	$79.4	$—	$79.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	360.5	360.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Period	Earnings	Income or Loss	and Sales	Into	Out of	Period
Fixed Maturity Securities
Foreign Governments	$28.1	$—	$—	$—	$—	$(28.1)	$—
Public Utilities	94.5	—	2.8	(4.6)	19.7	(39.6)	72.8
Mortgage/Asset-Backed Securities	4.7	—	0.1	(1.7)	28.1	—	31.2
All Other Corporate Bonds	558.2	(1.9)	23.1	8.7	138.5	(118.6)	608.0
Redeemable Preferred Stocks	10.1	—	—	—	—	(10.0)	0.1

Total Fixed Maturity Securities	695.6	(1.9)	26.0	2.4	186.3	(196.3)	712.1

Embedded Derivative in Modified Coinsurance Arrangement	(336.9)	140.1	—	—	—	—	(196.8)
Other Long-term Investments	1.7	—	(0.2)	—	—	—	1.5

	Six Months Ended June 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Period	Earnings	Income or Loss	and Sales	Into	Out of	Period
Fixed Maturity Securities
Foreign Governments	$28.0	$—	$—	$—	$—	$(28.0)	$—
Public Utilities	114.5	—	4.4	5.0	23.6	(74.7)	72.8
Mortgage/Asset-Backed Securities	4.6	—	0.6	(2.8)	28.8	—	31.2
All Other Corporate Bonds	590.3	(2.7)	21.8	13.4	167.1	(181.9)	608.0
Redeemable Preferred Stocks	8.1	—	—	—	—	(8.0)	0.1

Total Fixed Maturity Securities	745.5	(2.7)	26.8	15.6	219.5	(292.6)	712.1

Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	163.7	—	—	—	—	(196.8)
Other Long-term Investments	1.5	(0.3)	(0.2)	—	0.5	—	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

	Three Months Ended June 30, 2008 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Period	Earnings	Income or Loss	and Sales	Into	Out of	Period
Fixed Maturity Securities
Foreign Governments	$30.8	$—	$(1.5)	$—	$—	$—	$29.3
Public Utilities	54.7	—	(0.2)	—	32.2	(46.0)	40.7
Mortgage/Asset-Backed Securities	5.2	—	(0.1)	—	—	—	5.1
All Other Corporate Bonds	316.8	—	(12.3)	15.0	156.9	(67.2)	409.2
Redeemable Preferred Stocks	0.1	—	—	—	20.0	—	20.1

Total Fixed Maturity Securities	407.6	—	(14.1)	15.0	209.1	(113.2)	504.4

Embedded Derivative in Modified Coinsurance Arrangement	(132.9)	25.0	—	—	—	—	(107.9)
Other Long-term Investments	1.6	—	—	1.2	—	(0.2)	2.6

	Six Months Ended June 30, 2008 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Period	Earnings	Income or Loss	and Sales	Into	Out of	Period
Fixed Maturity Securities
Foreign Governments	$30.5	$—	$(1.2)	$—	$—	$—	$29.3
Public Utilities	52.4	—	2.1	—	32.2	(46.0)	40.7
Mortgage/Asset-Backed Securities	5.4	—	(0.3)	—	—	—	5.1
All Other Corporate Bonds	332.6	—	(18.0)	4.9	156.9	(67.2)	409.2
Redeemable Preferred Stocks	0.1	—	—	—	20.0	—	20.1

Total Fixed Maturity Securities	421.0	—	(17.4)	4.9	209.1	(113.2)	504.4

Embedded Derivative in Modified Coinsurance Arrangement	(68.8)	(39.1)	—	—	—	—	(107.9)
Other Long-term Investments	1.5	—	0.1	1.2	—	(0.2)	2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 4 - Investments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to the lack of an active and orderly market, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three and six months ended June 30, 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at June 30, 2009 were $140.1 million and $163.7 million, respectively. Gains (losses) for the three and six months ended June 30, 2008 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at June 30, 2008 were $25.0 million and $(39.1) million, respectively. These amounts relate entirely to the change in fair value of an embedded derivative associated with a modified coinsurance arrangement which is reported as realized investment gains and losses.

Note 5 - Derivative Financial Instruments

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

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

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

•

Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the foreign currency risk associated with certain of the debt repayments of the U.S. dollar denominated debt issued by one of our U.K. subsidiaries and to hedge the currency risk of certain foreign currency denominated long-term bonds owned for diversification purposes.

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

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

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

Our freestanding derivatives all qualify as hedges and have been designated as either cash flow hedges or fair value hedges. We do not have any speculative positions in our freestanding derivatives. For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change. Changes in the fair values of certain embedded derivatives are reported as realized investment gains and losses during the period of change.

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

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $15.1 million at June 30, 2009. We held cash collateral of $40.9 million and $174.3 million from our counterparties as of June 30, 2009 and December 31, 2008, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in the consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $74.7 million at June 30, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position as of June 30, 2009 is $89.6 million.

During 2008, we terminated certain of our outstanding derivatives when the credit ratings of the counterparty fell below our internal investment policy guidelines. At the time of termination, the contracts were in a loss position of $39.1 million. Consistent with our collateralization agreement, we had previously posted securities as collateral. As of March 31, 2009, these securities, which had a fair value of $47.6 million, had not been returned to us by the counterparty. As a result, we had not paid the termination amount of $39.1 million which was due to the counterparty. The amount payable to the counterparty was reported in other liabilities in our consolidated balance sheets. During the second quarter of 2009, after further discussion with the counterparty it was determined that we would not receive the value of our collateral or pay the termination amount due to the counterparty. As a result, we were relieved of our previous liability and recorded a net realized investment loss of $2.3 million on the loss of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives for the three and six months ended June 30, 2009.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2009	$174.0	$931.7	$1,060.0	$266.3	$2,432.0
Additions	—	—	—	5.9	5.9
Terminations	—	315.0	110.0	216.3	641.3

Balance at June 30, 2009	$174.0	$616.7	$950.0	$55.9	$1,796.6

Balance at December 31, 2008	$174.0	$931.8	$1,160.0	$266.3	$2,532.1
Additions	—	—	—	5.9	5.9
Terminations	—	315.1	210.0	216.3	741.4

Balance at June 30, 2009	$174.0	$616.7	$950.0	$55.9	$1,796.6

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at June 30, 2009, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$170.0	$240.0	$205.0	$185.0	$150.0	$950.0
Weighted Average Receive Rate	5.68%	5.67%	5.87%	6.49%	6.34%	5.98%
Weighted Average Pay Rate	0.60%	0.60%	0.60%	0.60%	0.60%	0.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. We plan to terminate these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of June 30, 2009 and December 31, 2008, we had $950.0 million and $1,160.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

As of June 30, 2009 and December 31, 2008, we had $622.6 million and $634.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar denominated securities.

As of December 31, 2008, we had $296.9 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. During the second quarter of 2009, we terminated these hedges due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and for those transactions still anticipated to occur as originally forecasted, to reduce our counterparty exposure. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million in earnings. The debt associated with this hedge continues to be outstanding as of June 30, 2009.

We have invested in certain principal protected equity linked trust certificates that contain an embedded derivative with a notional amount of $50.0 million as of June 30, 2009 and December 31, 2008. This embedded derivative represents forward contracts that are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated future purchase of certain equity securities.

For the six months ended June 30, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. For the six months ended June 30, 2009, there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

As of June 30, 2009, we expect to amortize approximately $26.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and/or interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of June 30, 2009. Fluctuations in fair values of these derivatives between June 30, 2009 and the date of termination will vary our projected amortization. We also expect to reclassify amounts from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items. These amounts are not estimable.

As of June 30, 2009, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of June 30, 2009 and December 31, 2008, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the six months ended June 30, 2009, the $14.2 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $14.2 million on the related interest rate swaps.

For the six months ended June 30, 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives Not Designated as Hedging Instruments

We have an embedded derivative in a modified coinsurance arrangement for which we include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following table summarizes the location and amounts of derivative financial instrument fair values, as reported in our consolidated balance sheets at June 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$125.4	Other Liabilities	$18.1
Foreign Exchange Contracts	Other L-T Investments	8.4	Other Liabilities	71.5
Embedded Forward Contracts		—	Fixed Maturity Securities	85.3

Total		$133.8		$174.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location and amounts of gains and losses for derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$24.1	$7.2	(1)	$—
Interest Rate Swaps	—	0.4	(2)	—
Interest Rate Swaps	—	(0.1	) (4)	—
Foreign Exchange Contracts	(2.1)	(1.3	) (1)	—
Foreign Exchange Contracts	(39.2)	(37.4	) (2)	(2.0	) (2)
Foreign Exchange Contracts	42.0	0.4	(3)	14.3	(2)

Total	$24.8	$(30.8)		$12.3

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain

(3)	Gain recognized in interest and debt expense

(4)	Loss recognized in other income

	Six Months Ended June 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$51.1	$12.4	(1)	$—
Interest Rate Swaps	—	3.0	(2)	—
Interest Rate Swaps	—	(0.1	) (4)	—
Foreign Exchange Contracts	(2.1)	(1.3	) (1)	—
Foreign Exchange Contracts	(18.6)	(23.8	) (2)	(2.0	) (2)
Foreign Exchange Contracts	42.0	0.4	(3)	14.3	(2)

Total	$72.4	$(9.4)		$12.3

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain

(3)	Gain recognized in interest and debt expense

(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location and amount of gain reported for our embedded derivative in a modified coinsurance arrangement, which is not designated as a hedging instrument.

	June 30, 2009
	Three Months Ended	Six Months Ended
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain (Loss)	$140.1	$163.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Prior year results by segment have been reclassified to conform to modifications made to our reporting segments effective with the fourth quarter of 2008.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$433.4	$463.0	$871.5	$922.4
Group Short-term Disability	107.6	110.6	215.2	219.6
Group Life and Accidental Death & Dismemberment
Group Life	264.6	268.0	526.8	529.4
Accidental Death & Dismemberment	27.2	32.6	53.0	63.6
Supplemental and Voluntary
Individual Disability - Recently Issued	118.2	116.1	238.1	234.3
Long-term Care	148.9	143.9	296.9	285.2
Voluntary Benefits	123.8	112.7	248.5	222.8

	1,223.7	1,246.9	2,450.0	2,477.3

Unum UK
Group Long-term Disability	130.4	178.6	254.2	363.6
Group Life	34.6	52.8	66.1	98.3
Individual Disability	8.4	10.3	16.1	20.4

	173.4	241.7	336.4	482.3

Colonial Life
Accident, Sickness, and Disability	154.8	150.6	311.6	300.1
Life	40.8	39.0	82.0	77.5
Cancer and Critical Illness	55.2	53.0	110.6	105.4

	250.8	242.6	504.2	483.0

Individual Disability - Closed Block	228.0	237.2	457.6	475.6

Corporate and Other	—	0.2	0.5	0.9

Total	$1,875.9	$1,968.6	$3,748.7	$3,919.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended June 30, 2009

Total Premium Income	$1,223.7	$173.4	$250.8	$228.0	$—	$1,875.9
Net Investment Income	304.1	34.3	28.4	187.4	43.4	597.6
Other Income	30.0	0.6	0.2	25.8	10.6	67.2

Operating Revenue	$1,557.8	$208.3	$279.4	$441.2	$54.0	$2,540.7

Operating Income (Loss)	$191.3	$67.3	$71.3	$10.0	$(16.0)	$323.9

Three Months Ended June 30, 2008

Total Premium Income	$1,246.9	$241.7	$242.6	$237.2	$0.2	$1,968.6
Net Investment Income	286.5	51.5	26.4	198.4	50.3	613.1
Other Income	33.4	0.2	0.1	25.4	8.4	67.5

Operating Revenue	$1,566.8	$293.4	$269.1	$461.0	$58.9	$2,649.2

Operating Income (Loss)	$171.6	$92.6	$68.2	$15.2	$(6.7)	$340.9

Six Months Ended June 30, 2009

Total Premium Income	$2,450.0	$336.4	$504.2	$457.6	$0.5	$3,748.7
Net Investment Income	595.4	61.2	56.0	373.8	84.9	1,171.3
Other Income	61.6	1.2	0.3	52.7	18.4	134.2

Operating Revenue	$3,107.0	$398.8	$560.5	$884.1	$103.8	$5,054.2

Operating Income (Loss)	$374.9	$129.6	$142.2	$21.3	$(28.9)	$639.1

Six Months Ended June 30, 2008

Total Premium Income	$2,477.3	$482.3	$483.0	$475.6	$0.9	$3,919.1
Net Investment Income	562.5	94.0	52.3	389.3	106.4	1,204.5
Other Income	66.0	0.4	0.2	49.5	18.6	134.7

Operating Revenue	$3,105.8	$576.7	$535.5	$914.4	$125.9	$5,258.3

Operating Income (Loss)	$329.9	$176.9	$135.6	$18.1	$(6.4)	$654.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars)
Operating Revenue by Segment	$2,540.7	$2,649.2	$5,054.2	$5,258.3
Net Realized Investment Gain (Loss)	87.3	26.1	22.7	(42.4)

Revenue	$2,628.0	$2,675.3	$5,076.9	$5,215.9

Operating Income by Segment	$323.9	$340.9	$639.1	$654.1
Net Realized Investment Gain (Loss)	87.3	26.1	22.7	(42.4)
Income Tax	144.0	126.7	229.7	208.3

Net Income	$267.2	$240.3	$432.1	$403.4

Assets by segment are as follows:

	June 30 2009	December 31 2008
	(in millions of dollars)
Unum US	$21,354.0	$20,440.9
Unum UK	3,259.5	2,865.4
Colonial Life	2,575.6	2,446.9
Individual Disability - Closed Block	14,695.6	14,353.0
Corporate and Other	9,455.1	9,311.2

Total	$51,339.8	$49,417.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended June 30
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$7.4	$7.1	$1.2	$2.2	$0.7	$0.8
Interest Cost	16.0	14.6	2.2	2.8	2.8	2.8
Expected Return on Plan Assets	(13.1)	(14.9)	(2.3)	(3.2)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	10.2	3.5	0.6	0.7	—	—
Prior Service Credit	(0.2)	(0.5)	—	—	(0.7)	(0.9)
Transition Asset	—	—	—	(0.1)	—	—

Net Periodic Benefit Cost	$20.3	$9.8	$1.7	$2.4	$2.6	$2.6

	Six Months Ended June 30
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$14.8	$14.3	$2.4	$4.3	$1.4	$1.6
Interest Cost	32.0	29.1	4.2	5.7	5.6	5.7
Expected Return on Plan Assets	(26.3)	(29.8)	(4.4)	(6.4)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	20.5	7.0	1.1	1.4	—	—
Prior Service Credit	(0.3)	(1.1)	—	—	(1.4)	(1.7)
Transition Asset	—	—	—	(0.1)	—	—

Net Periodic Benefit Cost	$40.7	$19.5	$3.3	$4.9	$5.3	$5.3

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2009, but we elected to make $70.0 million of voluntary contributions during the second quarter of 2009. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.4 million and $2.7 million for the second quarter and first six months of 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(in millions of dollars, except share data)
Numerator
Net Income	$267.2	$240.3	$432.1	$403.4

Denominator (000s)
Weighted Average Common Shares - Basic	331,171.8	345,443.5	330,988.8	348,082.2
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	783.4	591.9	471.5	669.1

Weighted Average Common Shares Assuming Dilution	331,955.2	346,035.4	331,460.3	348,751.3

Net Income Per Common Share
Basic	$0.81	$0.70	$1.31	$1.16
Assuming Dilution	$0.80	$0.69	$1.30	$1.16

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 6.6 million and 7.8 million shares of common stock for the three and six month periods ended June 30, 2009, and 8.0 million and 8.1 million common shares for the three and six month periods ended June 30, 2008.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

During 2007, Unum Group’s board of directors authorized the repurchase of up to $700.0 million of Unum Group common stock. In January 2008, we repurchased approximately 14.0 million shares for $350.0 million, using an accelerated share repurchase agreement. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement. Any price adjustment payable to us was to be settled in shares of Unum Group

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 8 - Stockholders’ Equity and Earnings Per Common Share - Continued

common stock. Any price adjustment we would have been required to pay was to be settled, at our option, in either cash or common stock. A 30 percent partial acceleration of the agreement, 4.2 million shares, occurred on March 26, 2008 and settled on March 28, 2008, with the price adjustment resulting in the delivery to us of approximately 0.5 million additional shares of Unum Group common stock. The remaining 9.8 million shares settled on May 29, 2008, with the price adjustment resulting in the delivery to us of approximately 0.9 million additional shares. These shares are included in treasury stock in our consolidated balance sheets.

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

June 30, 2009

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

On January 12, 2009, in a two-to-one decision, the Sixth Circuit Court of Appeals reversed the District Court’s earlier ruling certifying a class. On May 4, 2009, the plaintiff’s petition for rehearing of this decision was denied by the Sixth Circuit. The District Court has yet to rule on our pending motions for judgment on the pleadings or for summary judgment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

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

June 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. The court has since granted our request that it enter a final and separate judgment on the two claims decided against us, and we have filed an appeal with the First Circuit Court of Appeals. The District Court has stayed further trial of the remaining claims pending the outcome of our appeal.

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

On May 16, 2008, we were added as a party to a case styled, Public Service Company of Colorado; P.S.R. Investments, Inc.; and Xcel Energy, Inc. v. Theodore J. Mallon; Transfinancial Corporation; and Provident Life and Accident Insurance Company, filed in the District Court, County of Boulder, State of Colorado, alleging among other things breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, fraudulent concealment, negligent misrepresentation and non-disclosure, fraud, civil conspiracy, violation of the Colorado Consumer Protection Act (CCPA), violation of the Colorado Organized Crime Control Act, and conspiracy to violate the Colorado Organized Crime Control Act. These claims arise from the sale of corporate-owned life insurance policies to Public Service Company of Colorado by Mallon in 1984 and 1985. These policies were reinsured to Reassure America Life Insurance Company, a subsidiary of Swiss Reinsurance Company, as of July 2000. In response to the complaint, we filed a motion to dismiss all counts of the complaint asserted against us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

On October 22, 2008, the District Court granted in part and denied in part our motion to dismiss, thereby dismissing all claims against us for violation of the CCPA, violation of the Colorado Organized Crime Control Act, and conspiracy to violate the Colorado Organized Crime Control Act. The plaintiffs filed a third amended complaint to cure the defects in their CCPA claim. We filed another motion to dismiss the plaintiffs’ CCPA claims, which was denied. We deny the allegations of the third amended complaint and plan to vigorously contest them.

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

Note 10 - Other

Debt

During the six months ended June 30, 2009, we made principal payments of $3.8 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009.

At June 30, 2009, short-term debt consisted of $45.0 million of reverse repurchase agreements with a weighted average interest rate of 0.60 percent and a maturity date of August 6, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2009

Note 10 - Other - Continued

Income Tax

At June 30, 2009, we had a liability of $149.9 million for unrecognized tax benefits, $134.7 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of income are $1.2 million and $2.6 million for the three and six month periods ended June 30, 2009, respectively.

In the first quarter of 2009, we had an initial appeals conference with the Internal Revenue Service (IRS) for the years 2002 to 2004. It is reasonably possible that our administrative appeal of prior year IRS audit adjustments will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within that same time frame. As a result, the liability for unrecognized tax benefits could significantly increase or decrease within 12 months. An estimate of the range of the reasonably possible change in the unrecognized tax benefits associated with these events cannot be made at this time. We believe sufficient provision has been made for all proposed adjustments and that such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2009, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the consolidated financial statements, Unum Group changed its method of accounting for impairment of debt securities as of April 1, 2009 in accordance with the adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income (loss) for the year then ended not presented herein and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

August 5, 2009

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

Executive Summary

We believe we have successfully developed an overall risk management structure that focuses on risk at all levels of our organization. Through our operational risk strategy, we continue to focus on delivering the highest quality customer experience and continuous improvement initiatives, which we believe will both mitigate future business volatility and further strengthen our reputation. Through our insurance risk strategy, we have maintained our emphasis on pricing our business for profitable growth, and we have improved our risk profile through the development of a more balanced business mix across our product lines and the markets we serve. Through our investment risk strategy, we have managed our claim reserve discount rates relative to investment portfolio yield rates, reduced our exposure to high risk securities holdings, and avoided certain asset class problems. Through the implementation of our capital management risk strategy, we have strengthened our balance sheet and maintained financial flexibility which we believe will support our operations over various economic cycles. Collectively, these efforts will help us manage operational, insurance, and investment risk across our enterprise.

Throughout 2009, we intend to continue our focus on a number of key areas. Objectives for 2009 include:

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

Operating Performance

Our Unum US segment reported an increase in segment operating income of 11.5 percent and 13.6 percent for the second quarter and first six months of 2009 compared to the same periods last year. The benefit ratio for Unum US was 79.6 percent and 79.5 percent for the second quarter and first six months of 2009 compared to 80.7 percent and 80.6 percent in the comparable prior year periods. The group disability benefit ratio was 87.0 percent and 87.5 percent for the second quarter and first six months of 2009 compared to 90.5 percent and 90.8 percent for the second quarter and first six months of 2008. This is consistent with our goal of continual profit margin improvement for our Unum US group disability line of business. Unum US sales increased 10.8 percent and 6.9 percent in the second quarter and first six months of 2009 compared to the same periods last year. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 18.7 percent and 17.6 percent relative to the prior year second quarter and first six months. The number of new accounts in our core market segment increased 20 percent and 24 percent in the second quarter and first six months of 2009 relative to the same periods last year. Our supplemental and voluntary sales, which have been negatively impacted by the current economic conditions, decreased 14.4 percent and 2.4 percent relative to the prior year second quarter and first six months. Sales in the group large case market segment increased 29.0 percent and 9.5 percent compared to the second quarter and first six months of the prior year, with the growth attributable primarily to one large case. New products and initiatives include significant technology investments in our underwriting and claim management systems; expansion of our Simply Unum platform and the next generation of products; an increase in our enrollment teams to build enrollment capacity; and investments in training, development, and expansion of our sales force.

Our Unum UK segment reported a decrease in segment operating income of 6.6 percent and 2.7 percent for the second quarter and first six months of 2009, as measured in Unum UK’s local currency, relative to the same periods last year. Although before-tax operating margins were higher than last year’s results, premium income declined due to a lower in-force block of group disability business from lower sales and persistency during 2008, affecting year over year operating income growth. The benefit ratio for Unum UK was 54.4 percent and 53.8 percent for the second quarter and first six months of 2009 compared to 58.3 percent and 57.8 percent in the comparable prior year periods, reflecting our continued effective claim management performance. Overall sales in Unum UK increased 21.0 percent and 29.9 percent in the second quarter and first six months of 2009 compared to the comparable prior year periods. Persistency for group disability improved over the level of last year but declined for group life and individual disability. New initiatives include the relaunch of our group life product and the development of new products intended to further expand the group market in the U.K.

Our Colonial Life segment reported an increase in segment operating income of 4.5 percent and 4.9 percent in the second quarter and first six months of 2009 compared to the same periods last year. The benefit ratio for Colonial Life was 46.4 percent for both the second quarter and first six months of 2009 compared to 46.9 percent and 47.1 percent in the comparable prior year periods, with continued overall favorable risk experience. Colonial Life’s sales in this year’s second quarter decreased 3.9 percent relative to the same period last year, negatively impacted by the high unemployment rate and the resulting effect on sales to existing accounts and to a lesser extent, new account sales. Sales growth in the commercial market segment for employee groups with 500 or more lives were offset by sales declines within that same market segment for employee groups with fewer than 500 lives. Sales in the public sector market increased due to sales growth in the local government market. Sales on a year-to-date basis decreased 2.2 percent relative to the first six months of 2008. The number of new accounts and the average new case size for the first six months of 2009 both increased relative to the comparable prior year period. New initiatives include additional investments in tools and capabilities to support the Colonial Life brand position; continued implementation of a new enrollment system and platform; and investments in growing and expanding the sales force with particular focus on recruiting, training, and sales incentives.

Investments

Our investment strategy continues to serve as an important component of our overall business performance. We are focused on both the quality of our investment portfolio and on investing new money in investments appropriate for our liabilities. The weighted average credit rating of our portfolio was A3 as of the end of the second quarter of 2009. Our net investment income in the second quarter of 2009 was 2.5 percent below the level of the prior year’s second quarter due primarily to the weaker pound to dollar exchange rate, fewer bond call premiums and consent fees, lower income on bonds in Unum UK for which interest income is linked to an inflation index, and lower interest rates on floating rate assets, partially offset due to the investment of new cash at higher rates than that of prior periods. Net investment income for the first six months of 2009 declined 2.8 percent relative to the first six months of 2008. Included in the second quarter and first six months of 2009 results are net realized investment losses from sales and write-downs of investments related primarily to fixed maturity securities in the financial services, media, and automotive sectors that we either sold or considered other-than-temporarily impaired. We believe our investment portfolio is well positioned for the current environment, with historically low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio. Further discussion is included in “Investments” contained in this Item 2.

Capital

The first priority of our capital management strategy is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our Company for improvements in its credit ratings. We have several financial targets, as specified in our 2008 annual report on Form 10-K, which we continue to use to guide our capital management decisions. These include targets for our risk-based capital, leverage, holding company cash and liquidity, and common stock dividend yield. At the end of the second quarter of 2009, all of our financial measurements for capital management continued to compare favorably to our target levels. See “Liquidity and Capital Resources” contained in this Item 2 for further detail.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first six months of 2009.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Revenue
Premium Income	$1,875.9	(4.7)%	$1,968.6	$3,748.7	(4.3)%	$3,919.1
Net Investment Income	597.6	(2.5)	613.1	1,171.3	(2.8)	1,204.5
Net Realized Investment Gain (Loss)	87.3	234.5	26.1	22.7	153.5	(42.4)
Other Income	67.2	(0.4)	67.5	134.2	(0.4)	134.7

Total	2,628.0	(1.8)	2,675.3	5,076.9	(2.7)	5,215.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,584.2	(5.4)	1,674.7	3,159.9	(5.2)	3,331.6
Commissions	212.4	(0.2)	212.9	428.6	(0.7)	431.8
Interest and Debt Expense	30.4	(25.5)	40.8	63.0	(25.6)	84.7
Deferral of Acquisition Costs	(148.7)	(3.2)	(153.6)	(302.3)	1.0	(299.2)
Amortization of Deferred Acquisition Costs	132.8	4.3	127.3	264.6	2.8	257.3
Compensation Expense	196.2	2.3	191.8	386.3	2.3	377.7
Other Expenses	209.5	(2.3)	214.4	415.0	(1.3)	420.3

Total	2,216.8	(4.0)	2,308.3	4,415.1	(4.1)	4,604.2

Income Before Income Tax	411.2	12.0	367.0	661.8	8.2	611.7
Income Tax	144.0	13.7	126.7	229.7	10.3	208.3

Net Income	$267.2	11.2	$240.3	$432.1	7.1	$403.4

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.533 and 1.486 for the second quarter and first six months of 2009 and 1.971 and 1.975 for the comparable periods of 2008. If the 2009 results for our U.K. operations had been translated using the exchange rate for the second quarter and first six months of 2008, our operating revenue and operating income by segment would have been higher by approximately $57.2 million and $19.4 million, respectively, for the second quarter of 2009 and approximately $130.3 million and $44.1 million, respectively, for the first six months of 2009. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the second quarter and first six months of 2009 includes premium growth, relative to the prior year periods, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income. A portion of this decline was expected and is attributable to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. Premium growth for Unum US group business has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Unum UK premium income, in local currency, declined in the second quarter and first six months of 2009 due to a decline in the inforce block of business resulting from lower persistency and sales. Premium income in the Individual Disability – Closed Block segment decreased as expected in this closed block of business.

Net investment income was lower in the second quarter and first six months of 2009 relative to the prior year periods. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. We also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index, which was completely offset in the second quarter of 2009 and partially offset for the first six months of 2009 by lower claim reserves due to lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate assets, largely offset by lower interest expense on our floating rate debt. We also received fewer bond call premiums and consent fees during the second quarter and first six months of 2009 compared to the prior year periods. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

We recognized in earnings a net realized investment gain of $87.3 million in the second quarter of 2009 compared to $26.1 million in the comparable period of 2008. For the first six months, we recognized in earnings a net realized investment gain of $22.7 million in 2009 and a loss of $42.4 million in 2008. During the second quarter and first six months of 2009, we recognized other-than-temporary impairment losses of $55.0 million and $128.6 million related to fixed maturity securities. Of those amounts, $48.1 million and $121.7 million were recognized in earnings during the second quarter and first six months of 2009, and $6.9 million was recognized in other comprehensive income for each of those two periods. Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the second quarter and first six months of 2009, changes in the fair value of this embedded derivative resulted in realized gains of $140.1 million and $163.7 million, respectively, compared to a realized gain of $25.0 million and a net realized loss of $39.1 million for the comparable prior year periods. The gains and losses on this embedded derivative resulted primarily from a change in credit spreads in the overall investment market. See “Investments” contained in this Item 2 for further discussion.

The benefit ratio was 84.5 percent and 84.3 percent in the second quarter and first six months of 2009 compared to 85.1 percent and 85.0 percent in the comparable periods of 2008, with continuing improved risk results in each of our segments and in most lines of business within the Unum US segment. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense for the second quarter and first six months of 2009 was lower than the prior year periods due primarily to lower levels of outstanding debt and lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs was higher in the first six months of 2009 relative to the prior year comparable period due primarily to continued growth in certain of our product lines and the associated growth in deferrable expenses. Deferred costs were lower in the second quarter of 2009 relative to last year’s second quarter due to lower acquisition expenses for Unum UK and Colonial Life. The amortization of acquisition costs was higher in the second quarter and first six months of 2009 due to an acceleration of amortization resulting from lower persistency in the Unum US supplemental and voluntary lines.

Other expenses, as reported, decreased in the second quarter and first six months of 2009 relative to last year’s comparable periods. Other expenses, excluding the effect of the lower exchange rate for Unum UK expenses, have increased year over year due primarily to an increase in our pension costs. We continue to aggressively manage our operating expenses as we seek to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Unum US
Fully Insured Products	$170.7	10.6%	$154.4	$351.0	7.0%	$328.1
Administrative Services Only (ASO) Products	2.2	29.4	1.7	2.9	—	2.9

Total Unum US	172.9	10.8	156.1	353.9	6.9	331.0

Unum UK	29.5	(4.5)	30.9	49.1	(1.0)	49.6

Colonial Life	78.0	(3.9)	81.2	145.6	(2.2)	148.9

Individual Disability - Closed Block	0.4	—	0.4	0.8	(11.1)	0.9

Consolidated	$280.8	4.5	$268.6	$549.4	3.6	$530.4

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

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) from continuing operations before income tax as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before tax realized investment gains and losses. We measure segment performance excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating Revenue by Segment	$2,540.7	$2,649.2	$5,054.2	$5,258.3
Net Realized Investment Gain (Loss)	87.3	26.1	22.7	(42.4)

Revenue	$2,628.0	$2,675.3	$5,076.9	$5,215.9

Operating Income by Segment	$323.9	$340.9	$639.1	$654.1
Net Realized Investment Gain (Loss)	87.3	26.1	22.7	(42.4)
Income Tax	144.0	126.7	229.7	208.3

Net Income	$267.2	$240.3	$432.1	$403.4

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

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$1,223.7	(1.9)%	$1,246.9	$2,450.0	(1.1)%	$2,477.3
Net Investment Income	304.1	6.1	286.5	595.4	5.8	562.5
Other Income	30.0	(10.2)	33.4	61.6	(6.7)	66.0

Total	1,557.8	(0.6)	1,566.8	3,107.0	—	3,105.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	974.2	(3.2)	1,006.8	1,946.8	(2.5)	1,996.7
Commissions	132.6	1.8	130.3	268.4	2.2	262.5
Interest and Debt Expense	0.5	(50.0)	1.0	1.3	(43.5)	2.3
Deferral of Acquisition Costs	(85.1)	0.7	(84.5)	(175.3)	5.9	(165.6)
Amortization of Deferred Acquisition Costs	81.3	4.5	77.8	160.1	0.4	159.5
Other Expenses	263.0	(0.3)	263.8	530.8	2.0	520.5

Total	1,366.5	(2.1)	1,395.2	2,732.1	(1.6)	2,775.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$191.3	11.5	$171.6	$374.9	13.6	$329.9

Operating Ratios (% of Premium Income):
Benefit Ratio	79.6%		80.7%	79.5%		80.6%
Other Expense Ratio	21.5%		21.2%	21.7%		21.0%
Before-tax Operating Income Ratio	15.6%		13.8%	15.3%		13.3%

Unum US Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$54.3	19.6%	$45.4	$86.0	5.5%	$81.5
Group Short-term Disability	19.4	18.3	16.4	35.3	18.5	29.8
Group Life	48.6	25.9	38.6	80.4	22.4	65.7
AD&D	5.1	50.0	3.4	8.0	27.0	6.3

Subtotal	127.4	22.7	103.8	209.7	14.4	183.3

Supplemental and Voluntary
Individual Disability - Recently Issued	11.6	(9.4)	12.8	27.3	(6.8)	29.3
Group Long-term Care	4.9	(38.0)	7.9	11.9	(28.7)	16.7
Individual Long-term Care	0.8	(63.6)	2.2	2.3	(53.1)	4.9
Voluntary Benefits	26.0	(6.1)	27.7	99.8	6.3	93.9

Subtotal	43.3	(14.4)	50.6	141.3	(2.4)	144.8

Total Fully Insured Products	170.7	10.6	154.4	351.0	7.0	328.1

ASO Products	2.2	29.4	1.7	2.9	—	2.9

Total Sales	$172.9	10.8	$156.1	$353.9	6.9	$331.0

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$74.4	18.7%	$62.7	$130.5	17.6%	$111.0
Large Case Market	53.0	29.0	41.1	79.2	9.5	72.3

Subtotal	127.4	22.7	103.8	209.7	14.4	183.3

Supplemental and Voluntary	43.3	(14.4)	50.6	141.3	(2.4)	144.8

Total Fully Insured Products	170.7	10.6	154.4	351.0	7.0	328.1

ASO Products	2.2	29.4	1.7	2.9	—	2.9

Total Sales	$172.9	10.8	$156.1	$353.9	6.9	$331.0

Unum US sales increased 10.8 percent and 6.9 percent in the second quarter and first six months of 2009 compared to the prior year periods. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, had sales increases of 18.7 percent and 17.6 percent over the prior year periods, and the number of new accounts increased 20.0 percent and 24.0 percent relative to the second quarter and first six months of last year. Sales in the group large case market segment increased 29.0 percent compared to the prior year second quarter and increased 9.5 percent compared to the first six months of 2008, with the growth attributable primarily to one large case. Our year-to-date sales mix is approximately 62 percent core market and 38 percent large case market, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Our supplemental and voluntary sales, which have been negatively impacted by the current economic conditions, decreased 14.4 percent and 2.4 percent in the second quarter and first six months of 2009 compared to the prior year periods. Sales of group long-term care and voluntary benefits were both negatively affected by lower new sales to existing accounts. As expected, sales decreased for individual long-term care, which we have decided to discontinue selling effective in 2009. Sales for our individual disability line of business, of which approximately 91.2 percent year-to-date are in the multi-life market, decreased 9.4 percent and 6.8 percent compared to the comparable periods of 2008.

During the remainder of 2009, we will continue to focus on our group core market segment, group long-term care, and voluntary products market, as well as disciplined growth in our group large case and individual disability markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$433.4	(6.4)%	$463.0	$871.5	(5.5)%	$922.4
Group Short-term Disability	107.6	(2.7)	110.6	215.2	(2.0)	219.6

Total Premium Income	541.0	(5.7)	573.6	1,086.7	(4.8)	1,142.0
Net Investment Income	161.6	0.6	160.7	318.1	0.2	317.5
Other Income	21.8	(13.8)	25.3	45.2	(9.1)	49.7

Total	724.4	(4.6)	759.6	1,450.0	(3.9)	1,509.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	470.8	(9.3)	519.1	951.2	(8.2)	1,036.5
Commissions	41.5	(0.2)	41.6	83.6	(0.9)	84.4
Interest and Debt Expense	0.5	(50.0)	1.0	1.3	(43.5)	2.3
Deferral of Acquisition Costs	(15.8)	5.3	(15.0)	(31.6)	7.5	(29.4)
Amortization of Deferred Acquisition Costs	17.1	(10.5)	19.1	34.0	(11.7)	38.5
Other Expenses	142.0	(3.3)	146.8	285.5	(1.5)	289.8

Total	656.1	(7.9)	712.6	1,324.0	(6.9)	1,422.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$68.3	45.3	$47.0	$126.0	44.7	$87.1

Operating Ratios (% of Premium Income):
Benefit Ratio	87.0%		90.5%	87.5%		90.8%
Other Expense Ratio	26.2%		25.6%	26.3%		25.4%
Before-tax Operating Income Ratio	12.6%		8.2%	11.6%		7.6%

Premium Persistency:
Group Long-term Disability				88.2%		88.3%
Group Short-term Disability				89.0%		83.6%

Case Persistency:
Group Long-term Disability				87.6%		88.6%
Group Short-term Disability				86.7%		87.4%

Premium income for group disability decreased in the second quarter and first six months of 2009 relative to the prior year periods. A portion of the decline was expected and is attributable to our pricing, renewal, and risk selection strategy. Premium growth for Unum US group business, both disability and life, has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium persistency improved for group short-term disability and was stable for group long-term disability relative to the prior year, with improvements in the core segment and stable results for large case segment. Case persistency declined slightly due to a higher number of terminated cases in the smaller size case market within the core segment. These terminations did not affect premium persistency negatively to the degree they affected case persistency due to a lower average premium per terminated case. Net investment income increased slightly relative to the second quarter and first six months of 2008, with higher investment income due to the investment of new cash at higher yields than that of the existing portfolio, offset by a decline in the level of assets supporting these lines of business. Other income includes ASO fees of $14.4 million and $16.4 million for the second quarters of 2009 and 2008, respectively, and $30.5 million and $32.6 million for the first six months of 2009 and 2008.

The benefit ratio for the second quarter and first six months of 2009 was lower than the benefit ratio for the prior year periods due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Paid claim incidence rates for group short-term disability were lower in the second quarter and first six months of 2009 compared to the prior year periods. Paid claim incidence rates for group long-term disability were slightly higher in the second quarter of 2009 relative to last year’s second quarter but on a year-to-date basis were consistent with last year. No unusual trends have been noted by sector or by case size.

The deferral of acquisition costs increased in comparison to the second quarter and first six months of 2008 due primarily to an increase in deferrable acquisition costs related to sales growth. Amortization was lower in the second quarter and first six months of 2009 relative to the prior year periods due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the second quarter and first six months of 2009 compared to the prior year periods due primarily to the decline in premium income and an increase in policy maintenance expenses associated with the change in the mix of inforce policies from the large case market to the core market segment. Included in the second quarter and first six months of 2008 other expenses is $4.4 million related to a 2008 broker compensation settlement agreement.

As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” certain risks and uncertainties are inherent in group disability business. Components of claims experience, including, but not limited to, incidence and recovery rates, may be worse than we expect. Both economic and societal factors can affect claim incidence. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Adjustments to reserve amounts may be required if there are changes in assumptions regarding claim incidence, claim recovery rates, mortality, and/or interest rates used in calculating the reserve amounts. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Life	$264.6	(1.3)%	$268.0	$526.8	(0.5)%	$529.4
Accidental Death & Dismemberment	27.2	(16.6)	32.6	53.0	(16.7)	63.6

Total Premium Income	291.8	(2.9)	300.6	579.8	(2.2)	593.0
Net Investment Income	32.1	0.6	31.9	63.1	(0.2)	63.2
Other Income	0.6	(14.3)	0.7	1.1	(8.3)	1.2

Total	324.5	(2.6)	333.2	644.0	(2.0)	657.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	205.7	(1.5)	208.9	406.8	(0.3)	408.2
Commissions	21.7	4.3	20.8	43.1	1.7	42.4
Deferral of Acquisition Costs	(12.1)	18.6	(10.2)	(24.0)	21.2	(19.8)
Amortization of Deferred Acquisition Costs	11.5	(16.1)	13.7	23.1	(15.7)	27.4
Other Expenses	49.0	7.2	45.7	98.0	9.5	89.5

Total	275.8	(1.1)	278.9	547.0	(0.1)	547.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$48.7	(10.3)	$54.3	$97.0	(11.6)	$109.7

Operating Ratios (% of Premium Income):
Benefit Ratio	70.5%		69.5%	70.2%		68.8%
Other Expense Ratio	16.8%		15.2%	16.9%		15.1%
Before-tax Operating Income Ratio	16.7%		18.1%	16.7%		18.5%

Premium Persistency:
Group Life				87.1%		84.8%
Accidental Death & Dismemberment				88.7%		86.7%

Case Persistency:
Group Life				87.5%		88.2%
Accidental Death & Dismemberment				87.4%		88.5%

Premium income for group life and accidental death and dismemberment decreased in the second quarter and first six months of 2009 relative to the prior year periods, a portion of which was expected and is due to our pricing, renewal, and risk selection strategy. Premium growth has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for accidental death and dismemberment declined in part due to a reinsurance agreement entered into, effective January 1, 2009, to cede an $8.0 million annualized premium inforce block of business. Premium persistency overall improved, but case persistency declined in comparison to the prior year period. Net investment income was consistent with the level of the second quarter and first six months of 2008, with higher investment income due to an increased level of prepayment income on mortgage-backed securities and from investing new cash at higher yields than that of the existing portfolio, offset by a lower yield on the portfolio due to lower yields on floating rate assets.

The benefit ratio increased in the second quarter and first six months of 2009 due primarily to a higher average paid claim size for the group life product line.

The deferral of acquisition costs increased in the second quarter and first six months of 2009 due primarily to increased sales. Amortization of deferred acquisition costs was lower in the second quarter and first six months of 2009 relative to the prior year periods due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the second quarter and first six months of 2009 in comparison to the prior year periods due primarily to the decline in premium income as well as an increase in policy acquisition-related costs associated with increased sales and an increase in policy maintenance expenses associated with the change in the mix of inforce policies from the large case market to the core market segment.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.2	1.8%	$116.1	$238.1	1.6%	$234.3
Long-term Care	148.9	3.5	143.9	296.9	4.1	285.2
Voluntary Benefits	123.8	9.8	112.7	248.5	11.5	222.8

Total Premium Income	390.9	4.9	372.7	783.5	5.6	742.3
Net Investment Income	110.4	17.6	93.9	214.2	17.8	181.8
Other Income	7.6	2.7	7.4	15.3	1.3	15.1

Total	508.9	7.4	474.0	1,013.0	7.9	939.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	297.7	6.8	278.8	588.8	6.7	552.0
Commissions	69.4	2.2	67.9	141.7	4.4	135.7
Deferral of Acquisition Costs	(57.2)	(3.5)	(59.3)	(119.7)	2.8	(116.4)
Amortization of Deferred Acquisition Costs	52.7	17.1	45.0	103.0	10.0	93.6
Other Expenses	72.0	1.0	71.3	147.3	4.3	141.2

Total	434.6	7.7	403.7	861.1	6.8	806.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$74.3	5.7	$70.3	$151.9	14.1	$133.1

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.1%		52.2%	52.2%		52.4%
Long-term Care	111.8%		106.3%	109.6%		105.3%
Voluntary Benefits	56.2%		57.9%	56.0%		57.9%
Other Expense Ratio	18.4%		19.1%	18.8%		19.0%
Before-tax Operating Income Ratio	19.0%		18.9%	19.4%		17.9%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	33.7%		34.8%	34.0%		35.3%
Long-term Care	77.5%		75.9%	75.9%		75.3%

Premium Persistency:
Individual Disability - Recently Issued				89.9%		90.7%
Long-term Care				94.8%		95.4%
Voluntary Benefits				79.0%		80.6%

The increase in premium income for the second quarter and first six months of 2009 relative to the prior year periods is due to prior period sales growth, partially offset by a decline in premium persistency. Net investment income increased relative to the prior year periods primarily due to higher investment income related to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at higher yields than that of the existing portfolio.

The decrease in the interest adjusted loss ratio for the individual disability – recently issued line of business for the second quarter and first six months of 2009 relative to the prior year periods is due primarily to a higher claim recovery rate. The increase in the interest adjusted loss ratio for long-term care in the second quarter and first six months of 2009 relative to the prior year periods is due primarily to an increase in paid claim incidence rates. The benefit ratio for voluntary benefits decreased in the second quarter and first six months of 2009 as compared to the prior year periods due primarily to higher premium income for the life line of business, partially offset by a slightly higher rate of paid claim incidence for the disability line of business.

The deferral of acquisition costs decreased in the second quarter of 2009 compared to the second quarter of 2008 due to the decrease in sales and the resulting decline in acquisition-related expenses. However, on a year-to-date basis the deferral of acquisition costs increased in 2009 compared to the prior year period due to sales growth in the voluntary benefits product line. The amortization of acquisition costs was higher in the second quarter and first six months of 2009 due to an acceleration of amortization resulting from lower persistency.

The decrease in the other expense ratio in the second quarter and first six months of 2009 compared to the prior year periods is due primarily to a decrease in acquisition-related expenses related to the decrease in sales.

Segment Outlook

During the remainder of 2009, we will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We will seek to continue to improve our financial performance, driven primarily by our group disability line, with greater product diversification through our voluntary product growth. We will continue the expansion of our growth platform – our core group market, group long-term care, and voluntary lines of business. Our growth strategy includes offering a broad selection of benefits which provide cost predictability and stability over the long term for our clients through employee funding and defined employer contribution programs. We will continue to leverage capabilities being developed in our growth platform with our large case clients. We will focus on continued innovation for all of our customers and sales force, including the completion of our Simply Unum platform to be effective for larger employers.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. The current downturn may lead to a similar pattern of claim incidence or recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We have not experienced significantly higher disability claims incidence during the first six months of 2009, and we believe our benefit ratio for group disability will be favorable, on a full year comparison, relative to the level of 2008.

We are beginning to experience an impact on premium growth which we believe is caused by the uncertain economic environment. We have experienced lower group case persistency, lower supplemental and voluntary persistency, and lower sales in our supplemental and voluntary product lines due in part to the high unemployment rates. Premium growth from existing customers in group disability and group life has declined due to lower salary growth and lower growth in the number of employees covered under an existing policy. We also expect continued volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for operating results for 2009 is continued growth in our group disability and voluntary and supplemental lines of business and flat to declining operating results relative to 2008 for our group life and accidental death and dismemberment line of business.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$130.4	(27.0)%	$178.6	$254.2	(30.1)%	$363.6
Group Life	34.6	(34.5)	52.8	66.1	(32.8)	98.3
Individual Disability	8.4	(18.4)	10.3	16.1	(21.1)	20.4

Total Premium Income	173.4	(28.3)	241.7	336.4	(30.3)	482.3
Net Investment Income	34.3	(33.4)	51.5	61.2	(34.9)	94.0
Other Income	0.6	200.0	0.2	1.2	200.0	0.4

Total	208.3	(29.0)	293.4	398.8	(30.8)	576.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	94.3	(33.1)	141.0	181.1	(35.0)	278.8
Commissions	11.6	(15.3)	13.7	22.2	(27.9)	30.8
Deferral of Acquisition Costs	(7.0)	(41.2)	(11.9)	(13.1)	(36.1)	(20.5)
Amortization of Deferred Acquisition Costs	7.7	(7.2)	8.3	14.8	(5.7)	15.7
Other Expenses	34.4	(30.8)	49.7	64.2	(32.4)	95.0

Total	141.0	(29.8)	200.8	269.2	(32.7)	399.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$67.3	(27.3)	$92.6	$129.6	(26.7)	$176.9

Operating Ratios (% of Premium Income):
Benefit Ratio	54.4%		58.3%	53.8%		57.8%
Other Expense Ratio	19.8%		20.6%	19.1%		19.7%
Before-tax Operating Income Ratio	38.8%		38.3%	38.5%		36.7%

Premium Persistency:
Group Long-term Disability				88.8%		86.0%
Group Life				77.5%		78.1%
Individual Disability				87.5%		88.7%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, as occurred during the second quarter and first six months of 2009 relative to the same periods of 2008, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	£83.9	(7.4)%	£90.6	£170.1	(7.6)%	£184.1
Group Life	22.2	(17.2)	26.8	44.1	(11.4)	49.8
Individual Disability	5.5	5.8	5.2	10.9	5.8	10.3

Total Premium Income	111.6	(9.0)	122.6	225.1	(7.8)	244.2
Net Investment Income	22.2	(15.3)	26.2	40.9	(14.3)	47.7
Other Income	0.4	N.M.	0.1	0.8	N.M.	0.2

Total	134.2	(9.9)	148.9	266.8	(8.7)	292.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	60.4	(15.5)	71.5	120.8	(14.4)	141.2
Commissions	7.6	8.6	7.0	14.9	(4.5)	15.6
Deferral of Acquisition Costs	(4.5)	(25.0)	(6.0)	(8.7)	(16.3)	(10.4)
Amortization of Deferred Acquisition Costs	5.0	19.0	4.2	9.9	23.8	8.0
Other Expenses	21.8	(13.5)	25.2	42.7	(11.2)	48.1

Total	90.3	(11.4)	101.9	179.6	(11.3)	202.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£43.9	(6.6)	£47.0	£87.2	(2.7)	£89.6

Weighted Average Pound/Dollar Exchange Rate	1.533		1.971	1.486		1.975

N.M. = not a meaningful percentage

Premium income decreased in the second quarter and first six months of 2009 relative to the prior year periods due to the lower in-force block resulting from lower sales and persistency. Also contributing to the year over year decline was an increase in group long-term disability premium income of £2.8 million in the second quarter and first six months of 2008 relating to a non-recurring reinsurance premium on a previously acquired claims block. Net investment income decreased in the second quarter and first six months of 2009 relative to the prior year periods due primarily to a reduction in inflation which reduced the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group long-term disability policies that provide for inflation linked increases in disability benefits. The decrease in net investment income was more than offset in the second quarter of 2009 by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability policies, as further discussed below, and was partially offset for the first six months of 2009.

The lower benefit ratio in the second quarter and first six months of 2009 in comparison to the prior year periods was primarily due to a decline in the level of claim incidence for group long-term disability and the impact of lower inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature. Partially offsetting these items is a lower rate of claim recoveries in the group disability line of business. Changes in the benefit ratio for group life during the second quarter and first six months of 2009 relative to the prior year periods result primarily from variability in the rate of claim incidence.

Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be directly offset in the short-term by lower claim payments and reserves, either in the same period or by the same amount. The timing for reset of interest income and benefit payments differs, both as to when benefits and investments are contractually reset and which historical retail price index period is used for the reset. In addition, benefits reset to a higher payment when the rate of inflation increases but are not reset to a lower payment due to a decrease in the rate of inflation, whereas investment income on the inflation index-linked bonds can fluctuate either positively or negatively depending on the movement in the inflation rate. We expect the trend of lower investment income and lower benefits may continue throughout the remainder of 2009 due to the current expectation that inflation in the U.K. will move below target. Timing differences for reset may introduce more volatility.

The decrease in deferral of acquisition costs in the second quarter and first six months of 2009 relative to the prior year periods is due primarily to a lower level of deferrable expenses. The increase in amortization of acquisition costs in the second quarter and first six months of 2009 relative to the prior year periods is due primarily to an increase in amortization related to internal replacement transactions.

The other expense ratio decreased during the second quarter and first six months of 2009 in comparison with the prior year periods due primarily to expense savings as a result of the implementation of a disciplined cost management process during the fourth quarter of 2008 as well as delayed development expenses. This disciplined cost management process is intended to continue to reduce our operating expenses in the future by implementing expense efficiencies and aligning expenses with premium growth.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Group Long-term Disability	$15.5	(33.2)%	$23.2	$31.8	(16.3)%	$38.0
Group Life	12.6	117.2	5.8	14.7	86.1	7.9
Individual Disability	1.4	(26.3)	1.9	2.6	(29.7)	3.7

Total Sales	$29.5	(4.5)	$30.9	$49.1	(1.0)	$49.6

Group Long-term Disability	£10.0	(15.3)%	£11.8	£21.3	10.9%	£19.2
Group Life	8.1	179.3	2.9	9.6	140.0	4.0
Individual Disability	0.9	(10.0)	1.0	1.7	(10.5)	1.9

Total Sales	£19.0	21.0	£15.7	£32.6	29.9	£25.1

Sales in Unum UK increased in the second quarter and first six months of 2009 compared to the prior year periods primarily due to sales growth for group life, partially offset by a decline in sales in group disability during the second quarter of 2009. The sales growth in group life was attributable to sales growth in the large case market, which we define for Unum UK as employee groups with 500 or more lives and, to a lesser extent, sales growth in the core market segment. For the second quarter and first six months of 2009, group disability had sales increases in the core market segment. Sales in the group disability large case market decreased in the second quarter of 2009 but increased for the first six months of 2009 relative to the prior year periods. Sales of group long-term disability and group life were both negatively affected during 2009 by lower new sales to existing accounts.

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

Regarding the current economic downturn, as of the end of the second quarter of 2009, we had not yet experienced any significant deterioration in disability claims incidence or claim recoveries. The more likely impact of the current economic environment is on premium growth, which could be further impacted by a prolonged competitive pricing environment. We have experienced an impact on sales and premium growth, particularly in the expansion of existing accounts, and expect this may continue in the near term if current economic conditions persist. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results. We expect that our results for 2009, when translated into dollars for consolidated reporting, will compare unfavorably to 2008 due to the weakening of the pound.

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

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$154.8	2.8%	$150.6	$311.6	3.8%	$300.1
Life	40.8	4.6	39.0	82.0	5.8	77.5
Cancer and Critical Illness	55.2	4.2	53.0	110.6	4.9	105.4

Total Premium Income	250.8	3.4	242.6	504.2	4.4	483.0
Net Investment Income	28.4	7.6	26.4	56.0	7.1	52.3
Other Income	0.2	100.0	0.1	0.3	50.0	0.2

Total	279.4	3.8	269.1	560.5	4.7	535.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	116.4	2.3	113.8	233.7	2.8	227.3
Commissions	53.1	(0.6)	53.4	107.4	0.8	106.5
Deferral of Acquisition Costs	(56.6)	(1.0)	(57.2)	(113.9)	0.7	(113.1)
Amortization of Deferred Acquisition Costs	43.8	6.3	41.2	89.7	9.3	82.1
Other Expenses	51.4	3.4	49.7	101.4	4.4	97.1

Total	208.1	3.6	200.9	418.3	4.6	399.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$71.3	4.5	$68.2	$142.2	4.9	$135.6

Operating Ratios (% of Premium Income):
Benefit Ratio	46.4%		46.9%	46.4%		47.1%
Other Expense Ratio	20.5%		20.5%	20.1%		20.1%
Before-tax Operating Income Ratio	28.4%		28.1%	28.2%		28.1%

Premium Persistency:
Accident, Sickness, and Disability				73.6%		76.1%
Life				84.7%		84.6%
Cancer and Critical Illness				83.1%		84.1%

The relatively low growth in premium income for the second quarter and first six months of 2009 compared to the prior year periods was attributable to the unfavorable persistency resulting from the loss of a few large policyholder accounts. Net investment income increased in the second quarter and first six months of 2009 in comparison to the prior year periods due primarily to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The overall benefit ratio for this segment decreased in the second quarter and first six months of 2009 in comparison to the prior year periods, with a lower benefit ratio in the cancer and critical illness lines of business offset somewhat by a higher benefit ratio in the accident, sickness, and disability line of business. The cancer and critical illness product line reported a lower benefit ratio in the second quarter and first six months of 2009 relative to the prior year periods due primarily to a release of active life reserves partially offset by an increase in disabled life reserves associated with the older cancer products. The increase in the benefit ratio in the accident, sickness, and disability line of business resulted primarily from a slight increase in claim incidence rates relative to the favorable experience of last year. The benefit ratio for the life line of business increased slightly in the second quarter of 2009 compared to the prior year second quarter due to a higher level of death claims and decreased in the first six months of 2009 compared to the first six months of 2008 due to a lower level of death claims and a lower average claim cost.

The amortization of deferred acquisition costs related to certain of our interest-sensitive policies was higher in the first six months of 2009 due to unfavorable persistency resulting from the loss of one large policyholder account during the first quarter of 2009. The other expense ratio for the second quarter and first six months of 2009 was consistent with the prior year second quarter and first six months due to our continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Accident, Sickness, and Disability	$51.0	(4.7)%	$53.5	$95.4	(2.1)%	$97.4
Life	15.3	—	15.3	28.3	(1.7)	28.8
Cancer and Critical Illness	11.7	(5.6)	12.4	21.9	(3.5)	22.7

Total Sales	$78.0	(3.9)	$81.2	$145.6	(2.2)	$148.9

Colonial Life’s sales in the second quarter of 2009 decreased 3.9 percent relative to the same period last year, with sales growth in the commercial market segment for employee groups with 500 or more lives being offset by sales declines within the commercial market segment for employee groups with fewer than 500 lives. Sales in the public sector market increased due to sales growth in the local government market. Sales on a year-to-date basis decreased 2.2 percent relative to the first six months of 2008. The number of new accounts and the average new case size for the first six months of 2009 both increased relative to the comparable prior year period.

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

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first six months of 2009, we did not experience a significant increase in claim incidence levels in the aggregate or in any particular market sector. We have experienced an impact on sales and premium growth and expect this may continue in the near term if current economic conditions continue to affect the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for the remainder of 2009 is for the maintenance of high levels of profitability in this segment, but with margins decreasing modestly over time as the benefit ratio returns to more historic levels. Premium growth in the remainder of 2009 is expected to be slightly less than the comparable time period for 2008 due to slower sales trends.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$228.0	(3.9)%	$237.2	$457.6	(3.8)%	$475.6
Net Investment Income	187.4	(5.5)	198.4	373.8	(4.0)	389.3
Other Income	25.8	1.6	25.4	52.7	6.5	49.5

Total	441.2	(4.3)	461.0	884.1	(3.3)	914.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	376.3	(2.3)	385.1	752.5	(2.6)	772.6
Commissions	14.8	(2.6)	15.2	30.1	(3.8)	31.3
Interest and Debt Expense	4.3	(53.3)	9.2	10.1	(49.8)	20.1
Other Expenses	35.8	(1.4)	36.3	70.1	(3.0)	72.3

Total	431.2	(3.3)	445.8	862.8	(3.7)	896.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$10.0	(34.2)	$15.2	$21.3	17.7	$18.1

Interest Adjusted Loss Ratio	82.0%		82.4%	81.6%		82.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio	15.7%		15.3%	15.3%		15.2%
Before-tax Operating Income Ratio	4.4%		6.4%	4.7%		3.8%

Premium Persistency				93.6%		94.0%

The decrease in premium income for the second quarter and first six months of 2009 relative to the prior year periods is due to the expected run-off of this block of closed business due to persistency and policy maturities. Net investment income decreased in the second quarter and first six months of 2009 compared to the prior year periods due primarily to lower interest rates on floating rate assets as well as a lower level of assets supporting this closed block of business, partially offset by an increased level of prepayment income on mortgage-backed securities.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased compared to the prior year periods due to favorable experience in the reinsured blocks.

The interest adjusted loss ratio for the second quarter and first six months of 2009 was generally consistent with the prior year periods, with a slight increase in claim incidence during the second quarter of 2009 relative to the second quarter and first six months of 2008. Interest and debt expense decreased from the prior year second quarter and first six months due to lower rates of interest on our floating rate debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the amount of outstanding debt resulting from principal payments made during the last 12 months.

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

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$—	(100.0)%	$0.2	$0.5	(44.4)%	$0.9
Net Investment Income	43.4	(13.7)	50.3	84.9	(20.2)	106.4
Other Income	10.6	26.2	8.4	18.4	(1.1)	18.6

Total	54.0	(8.3)	58.9	103.8	(17.6)	125.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	23.0	(17.9)	28.0	45.8	(18.5)	56.2
Commissions	0.3	—	0.3	0.5	(28.6)	0.7
Interest and Debt Expense	25.6	(16.3)	30.6	51.6	(17.2)	62.3
Other Expenses	21.1	214.9	6.7	34.8	165.6	13.1

Total	70.0	6.7	65.6	132.7	0.3	132.3

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(16.0)	(138.8)	$(6.7)	$(28.9)	N.M.	$(6.4)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $17.5 million and $35.3 million in the second quarter and first six months of 2009 compared to $24.8 million and $57.2 million in the same periods of 2008. Operating losses were $24.7 million and $46.3 million in the second quarter and first six months of 2009 compared to $10.1 million and $13.7 million in the same periods of 2008.

The decrease in operating revenue in the second quarter and first six months of 2009 compared to the prior year periods is due primarily to a decrease in net investment income resulting from lower levels of assets and lower interest rates on short-term investments.

Interest and debt expense declined in the second quarter and first six months of 2009 relative to the prior year periods due primarily to lower levels of outstanding debt and a favorable foreign exchange rate, as hedged, related to interest payments on our 6.85% senior debentures.

Other expenses were $16.6 million and $30.0 million in the second quarter and first six months of 2009 compared to $4.3 million and $8.6 million in the comparable periods of 2008. The increase is due primarily to increased pension costs in the second quarter and first six months of 2009 of approximately $10.4 million and $20.8 million, respectively.

Insurance Product Results

Reinsurance Pools and Management

Our reinsurance operations include the reinsurance management operations of Duncanson & Holt, Inc. and the risk assumption, which includes reinsurance pool participation; direct reinsurance, which includes accident and health, long-term care, and long-term disability coverages; and Lloyd’s of London syndicate participations. Total operating revenue was $1.9 million and $1.6 million in the second quarters of 2009 and 2008, respectively, and $2.9 million and $3.6 million in the first six months of 2009 and 2008. Operating losses were $1.1 million and $0.4 million for the second quarters of 2009 and 2008, respectively, and $1.9 million and $2.9 million for the first six months of 2009 and 2008.

Individual Life and Corporate-Owned Life

During 2000, we reinsured substantially all of our individual life and corporate-owned life insurance blocks of business. The gain on these transactions was deferred and is being amortized into income based upon expected future premium income on the traditional insurance policies ceded and estimated future gross profits on the interest-sensitive insurance policies ceded. Total operating revenue for individual life and corporate-owned life insurance was $9.1 million and $8.4 million in the second quarters of 2009 and 2008, respectively, and $16.8 million and $16.7 million in the first six months of 2009 and 2008. Operating income was $6.4 million and $6.6 million for the second quarters of 2009 and 2008, respectively, and $13.0 million and $13.4 million for the first six months of 2009 and 2008.

Other

Operating revenue for the group pension, health insurance, individual annuities, and other closed lines of business was $25.5 million and $24.1 million in the second quarters of 2009 and 2008, respectively, and $48.8 million and $48.4 million in the first six months of 2009 and 2008. These closed lines of business had operating income of $3.4 million and operating losses of $2.8 million in the second quarters of 2009 and 2008, respectively, and operating income of $6.3 million and operating losses of $3.2 million in the first six months of 2009 and 2008.

Segment Outlook

The general economic outlook for corporate bond defaults is currently high relative to historical levels. We have tested whether our capital plan for the remainder of 2009 has sufficient cushion to absorb possible losses. Because we currently have a margin of excess holding company liquidity and statutory capital above our capital management target guidelines, we believe we are well positioned for the economic downturn. It is possible, however, that defaults in our investment portfolio will result in realized investment losses, reduced net investment income, and lower statutory capital. Depending on the magnitude of defaults, we might need to seek external financing.

We expect our annual 2009 pension costs to be approximately $42.0 million higher than the level of 2008. This increase in expense is being charged to our Corporate and Other segment.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At June 30, 2009, we held $16.8 million fair value ($17.0 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $160.0 million fair value ($181.0 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $316.3 million fair value ($492.8 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment philosophy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Investment Results

Net investment income was lower in the second quarter and first six months of 2009 relative to the prior year periods. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. We also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index, which was completely offset in the second quarter of 2009 and partially offset for the first six months of 2009 by lower claim reserves due to lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate assets, largely offset by lower interest expense on our floating rate debt. We also received fewer bond call premiums and consent fees during the second quarter and first six months of 2009 compared to the prior year periods. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.74 percent as of June 30, 2009, and the weighted average credit rating was A3. This compares to a yield of 6.72 percent as of December 31, 2008 and a weighted average credit rating of A2. At June 30, 2009, the weighted average duration of our policyholder liability portfolio was approximately 7.56 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 6.77 years.

Before-tax realized investment gains and losses recognized in earnings are as follows:

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Fixed Maturity Securities
Gross Gains on Sales	$11.3	$10.6	$15.3	$32.9
Gross Losses on Sales	(29.0)	(15.6)	(45.8)	(28.5)
Other-Than-Temporary Impairment Loss	(48.1)	(0.2)	(121.7)	(6.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.9	7.9	3.2	9.3
Gross Losses on Sales	(0.2)	(2.1)	(0.3)	(3.5)
Impairment Loss	(1.0)	—	(4.0)	(4.6)
Embedded Derivative in Modified
Coinsurance Arrangement	140.1	25.0	163.7	(39.1)
Other Derivatives	12.3	0.5	12.3	(2.0)

Net Realized Investment Gain (Loss)	$87.3	$26.1	$22.7	$(42.4)

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations have weakened materially in the first quarter 2009, as well as the continued weakness in the economy, have led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $23.9 million on securities issued by a U.S. automotive parts company. Due to the weak economy, automobile production decreased dramatically in recent quarters, with the expectation of further production reductions in future quarters. Declining earnings caused the company to be out of compliance with covenants in certain of its debt issues. The company eventually obtained waivers on these covenants, the terms of which precluded the company from making interest payments on certain of its other debt issues. The company was unable to cure this default within the grace period and ultimately was forced to file for bankruptcy. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $20.1 million on securities issued by a large specialty chemical company. The company reported fourth quarter 2008 earnings that were weaker than expected, which limited its prospects of refinancing its 2009 debt maturities. The company had been pursuing asset sales to raise cash but was unable to do so in time to avoid a financial restructuring. During the first quarter of 2009, the company filed for bankruptcy protection. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production has decreased dramatically in recent quarters, with the expectation of further production cuts in future quarters. The U.S. government has made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faces increased challenges. While the company recently obtained covenant relief from its banks and has no major debt payments due until 2011, in March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $12.6 million on securities issued by a U.K. financial institution. During 2008, a significant decrease in funding liquidity ultimately required the U.K. government to nationalize this institution. In this process, the government provided guarantees on deposits, senior debt, and loans. Since 2008, the company initiated several programs to improve its liquidity and to repay the loans to the government. In the first quarter of 2009, the company announced it had developed a plan for a legal and capital restructuring of the company, which it expected to complete in the second half of 2009. During the second quarter of 2009, the company submitted its plan to the European Commission (EC) and requested permission to begin the program under EC competition rules. The EC recently released various aspects of the company’s restructuring plan, which included splitting the company into multiple entities. The EC has expressed an unofficial opinion that the company’s proposed structure would likely not be accepted as proposed due to the EC’s belief that the plan would put the company into a non-competitive position. Despite the EC concerns, the U.K. government has shown its intentions to split the company, and it now appears we will be unable to recover the entire cost basis of our securities, which are subordinate to the government’s debt as well as other creditors. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•

During the first six months of 2009, we recognized a loss of $14.2 on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

We had no individual realized investment losses $10.0 million or greater from other-than-temporary impairments or from the sale of fixed maturity securities during the first six months of 2008.

Embedded Derivative in a Modified Coinsurance Arrangement

We report changes in the fair value of an embedded derivative in a modified coinsurance arrangement as realized investment gains and losses, as required under the provisions of generally accepted accounting principles (GAAP). GAAP requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view the effect of realized gains and losses recognized for this embedded derivative as a reporting requirement that will not result in a permanent reduction of assets or stockholders’ equity.

The changes in fair value of this embedded derivative recognized as realized gains and losses during the first six months of 2009 and 2008 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(196.8) million at June 30, 2009 compared to $(360.5) million at December 31, 2008 and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

Fixed maturity securities at June 30, 2009, included $34.8 billion, or 99.8 percent, of bonds and $71.8 million, or 0.2 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity security portfolio and the associated unrealized gains and losses.

Fixed Maturity Securities – By Industry Classification

As of June 30, 2009

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$1,875.0	$(188.8)	$1,230.4	$230.2	$644.6	$41.4
Capital Goods	2,835.5	(115.2)	1,765.6	216.1	1,069.9	100.9
Communications	2,150.8	11.7	761.3	122.6	1,389.5	134.3
Consumer Cyclical	1,196.7	(170.4)	823.8	194.3	372.9	23.9
Consumer Non-Cyclical	4,729.1	63.1	1,629.5	155.9	3,099.6	219.0
Energy (Oil & Gas)	2,743.2	105.2	816.3	75.4	1,926.9	180.6
Financial Institutions	2,679.1	(429.0)	2,242.4	446.0	436.7	17.0
Mortgage/Asset-Backed	3,819.3	299.7	329.2	10.2	3,490.1	309.9
Sovereigns	1,547.7	106.7	445.6	11.1	1,102.1	117.8
Technology	728.3	(9.5)	332.1	41.2	396.2	31.7
Transportation	919.6	26.9	344.9	29.7	574.7	56.6
U.S. Government Agencies and Municipalities	1,781.8	(36.0)	738.3	116.3	1,043.5	80.3
Utilities	7,824.9	(113.6)	3,887.8	405.2	3,937.1	291.6
Redeemable Preferred Stocks	71.8	(37.8)	71.8	37.8	—	—

Total	$34,902.8	$(487.0)	$15,419.0	$2,092.0	$19,483.8	$1,605.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2009 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2009. As is shown in the time period progression, the elevated level of unrealized losses during the third and fourth quarters of 2008 resulted primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of June 30, 2009

(in millions of dollars)
	2009		2008
	June 30	March 31	December 31	September 30	June 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$19.8	$95.2	$171.3	$293.4	$95.8
> 90 <= 180 days	30.2	107.7	342.3	223.2	115.2
> 180 <= 270 days	47.2	321.8	271.8	231.3	24.4
> 270 days <= 1 year	133.4	270.2	292.9	50.6	28.3
> 1 year <= 2 years	367.4	598.8	461.4	465.3	284.3
> 2 years <= 3 years	303.2	247.7	198.1	477.7	487.4
> 3 years	435.0	455.9	404.2	391.3	125.9

Sub-total	1,336.2	2,097.3	2,142.0	2,132.8	1,161.3

Fair value < 70% >= 40% of amortized cost

<= 90 days	—	4.1	—	4.9	—
> 90 <= 180 days	—	2.1	8.6	1.2	—
> 180 <= 270 days	3.0	29.3	76.6	18.5	—
> 270 days <= 1 year	—	71.0	76.4	—	—
> 1 year <= 2 years	87.1	197.6	261.2	77.9	—
> 2 years <= 3 years	94.8	172.9	69.9	60.0	5.6
> 3 years	39.2	275.3	187.9	55.3	48.3

Sub-total	224.1	752.3	680.6	217.8	53.9

Fair Value < 40%

> 270 days <= 1 year	—	—	6.3	—	—
> 1 year <= 2 years	—	43.8	31.3	—	—
> 2 years <= 3 years	—	61.7	22.9	—	—
> 3 years	0.6	13.2	0.6	—	—

Sub-total	0.6	118.7	61.1	—	—

Total	$1,560.9	$2,968.3	$2,883.7	$2,350.6	$1,215.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of June 30, 2009

(in millions of dollars)
	2009		2008
	June 30	March 31	December 31	September 30	June 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$1.4	$0.7	$25.6	$11.5	$2.7
> 90 <= 180 days	0.7	18.5	48.7	10.5	8.8
> 180 <= 270 days	25.9	37.9	42.2	27.6	12.5
> 270 days <= 1 year	23.1	36.9	16.3	19.4	12.6
> 1 year <= 2 years	121.9	62.5	39.8	88.7	46.0
> 2 years <= 3 years	59.5	7.0	0.4	14.5	31.1
> 3 years	34.2	20.7	26.6	30.1	37.6

Sub-total	266.7	184.2	199.6	202.3	151.3

Fair value < 70% >= 40% of amortized cost

> 90 <= 180 days	—	23.1	17.5	—	2.2
> 180 <= 270 days	8.8	16.8	32.3	2.6	—
> 270 days <= 1 year	9.7	37.9	18.4	3.5	13.9
> 1 year <= 2 years	121.0	197.7	160.8	29.9	15.1
> 2 years <= 3 years	38.7	36.1	28.1	8.4	25.0
> 3 years	74.1	29.3	67.5	54.7	22.0

Sub-total	252.3	340.9	324.6	99.1	78.2

Fair Value < = 40%

> 180 <= 270 days	—	—	6.2	—	—
> 270 days <= 1 year	—	2.7	15.3	—	—
> 1 year <= 2 years	—	73.2	39.7	36.5	—
> 2 years <= 3 years	12.1	28.8	37.1	21.8	—
> 3 years	—	91.4	45.5	28.6	—

Sub-total	12.1	196.1	143.8	86.9	—

Total	$531.1	$721.2	$668.0	$388.3	$229.5

The following two tables show our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type, and with a gross unrealized loss of $20.0 million or greater, by individual security.

Gross Unrealized Losses on Fixed Maturity Securities

$10.0 Million or Greater

As of June 30, 2009

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

Financial Institutions	$635.5	$198.2	13
Utilities	590.1	103.0	9
U.S. Government Agencies	574.0	102.9	1
Basic Industry	283.8	69.2	4
Communications	135.0	41.3	3
Consumer Cyclical	74.0	32.7	3
Capital Goods	124.8	23.8	2
Transportation	72.2	12.0	1
Consumer Non-Cyclical	83.8	10.5	1

Total	$2,573.2	$593.6	37

Below-Investment-Grade

Financial Institutions	$61.1	$67.1	3
Consumer Cyclical	141.2	57.8	4
Basic Industry	85.0	53.2	4
Utilities	76.6	26.0	3
Communications	38.7	17.3	2
Capital Goods	49.5	15.4	1

Total	$452.1	$236.8	17

Gross Unrealized Losses on Fixed Maturity Securities

$20.0 Million or Greater

As of June 30, 2009

(in millions of dollars)
Fixed Maturity Securities	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

Principal Protected Equity Linked Trust Certificates	$52.0	$30.0	> 1 year <= 2 years
U.K. Financial Institution	50.1	28.8	> 2 years <= 3 years
U.S. Government Sponsored Mortgage Funding Company	574.0	102.9	> 3 years
Dutch Financial Institution	53.1	21.4	> 3 years
Canadian Metals Company	80.0	20.8	> 3 years
U.K. Financial Institution	46.2	17.2	> 3 years	(1)

Total	$855.4	$221.1

Below-Investment-Grade

U.K. Financial Institution	$9.4	$11.2	> 2 years <= 3 years	(1)
U.K. Financial Institution	46.6	46.1	> 3 years
South African Paper Products Company	16.6	23.9	> 3 years

Total	$72.6	$81.2

(1)	Represents the same issuer whereby certain of its securities are investment-grade and certain securities are below-investment-grade.

For those securities with a gross unrealized loss of $20.0 million or greater, further discussed as follows are (a) the factors which we believe resulted in the impairment and (b) the information we considered, both positive and negative, in reaching the conclusion that the impairments were not other than temporary. We believe the decline in fair value of these securities is temporary. We do not intend to sell these securities or believe we more likely than not will be required to sell these securities before recovery of the amortized cost. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for a discussion of the process we use to monitor and evaluate our fixed maturity securities for determining other-than-temporary impairments.

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

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of June 30, 2009, with no negative outlook by any major rating agencies. The decline in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the overall mortgage market.

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

•

The decline in fair value of the U.K. financial institution securities is due to the global credit crisis and overall widening of credit spreads in the corporate bond market. The company recently completed a merger with another large U.K. financial institution, which in time is expected to create a financial institution with the largest market share in the U.K. The company received capital infusions from the U.K. government and participated in the government’s asset protection plan. Currently, the company is approximately 46 percent owned by the U.K. government. (1 as noted in above chart)

Below-Investment-Grade Fixed Maturity Securities:

•	See previous discussion under Investment-Grade Fixed Maturity Securities. (1 as noted in above chart).

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

At June 30, 2009, our mortgage/asset-backed securities had an average life of 4.43 years, effective duration of 4.00 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2009, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,678.6 million and $2,174.2 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,300.6 million and $1,274.8 million on an amortized cost basis at June 30, 2009 and December 31, 2008, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity is currently low. Due to conservative underwriting, we expect the level of delinquencies and problem loans to remain low relative to the industry. At June 30, 2009, we held one delinquent mortgage loan, defined as a loan which is past due more than 30 days as to interest or principal payments. This loan is considered impaired and is carried at the estimated net realizable value of $2.2 million, net of a valuation allowance of $1.5 million. At December 31, 2008, delinquent mortgage loans totaled $5.2 million. We had no valuation allowance for mortgage loans at December 31, 2008.

See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our investments.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $15.1 million at June 30, 2009. The carrying value of fixed maturity securities posted as collateral to our counterparties was $74.7 million at June 30, 2009. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our derivative financial instruments.

Other

Our exposure to non-current investments, on a fair value basis, totaled $49.1 million and $11.8 million at June 30, 2009 and December 31, 2008, respectively.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries’ capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay our stockholder dividends or meet our debt and other payment obligations.

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

We have met all minimum pension funding requirements set forth by ERISA. During the first six months of the year, we made voluntary contributions of $70.0 million in 2009 and $55.0 million in 2008 to our U.S qualified defined benefit pension plan, based on current tax law. We have evaluated the Pension Protection Act of 2006 which requires companies to fully fund defined benefit pension plans over a seven year period and have made estimates of amounts to be funded in the future. Based on this assessment, we do not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. During the first six months of 2009, we made contributions of £1.7 million to our U.K. pension plan. We anticipate that we will make additional contributions of approximately £1.8 million during the second half of 2009.

In the near term, we expect that our need for external financing is small, but changes in our business as noted above could increase our need. We have a $250.0 million unsecured revolving credit facility and an open shelf registration that we can utilize as needed to provide additional liquidity and financial flexibility. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company liquidity can be utilized to mitigate potential losses from defaults. We do not currently plan to issue long-term debt during the remainder of 2009 unless a specific business need arises or unless the cost is opportunistically low.

During the remainder of 2009, we intend to retain sufficient capital in our traditional U.S. insurance subsidiaries to maintain a weighted average risk-based capital ratio in excess of our stated long-term objective of 300 percent. We also intend to maintain our leverage ratio at or slightly below our target levels and maintain, as a minimum threshold, liquidity at our holding companies sufficient to cover one year of fixed charges, measured as interest expense plus common stock dividends.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $608.1 million for the six months ended June 30, 2009, compared to $701.3 million for the comparable period of 2008. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first six months of 2009 and 2008 include our pension contributions previously discussed.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $406.6 million for the six months ended June 30, 2009 compared to $245.4 million for the comparable period of 2008.

Proceeds from sales and maturities of available-for-sale securities in the first six months of 2009 were lower than the level of the comparable period of 2008 primarily due to a decrease in bond maturities, bond calls, and proceeds from mortgage-backed securities prepayments. Proceeds also declined due to lower sales of fixed maturity securities and the translation of investment proceeds from our U.K. operations at lower exchange rates. Proceeds from sales and maturities of other investments increased in the first six months of 2009 primarily due to an increase in proceeds from terminations of derivatives within our cash flow hedging programs. This increase was partially offset by a decline in proceeds from commercial mortgage loan maturities and prepayments.

Purchases of available-for-sale securities decreased during the first six months of 2009 relative to the same period of 2008. This decrease resulted from fewer funds available for reinvestment as compared to the prior year due to the lower level of proceeds from sales and maturities of available-for-sale securities, as noted in the preceding paragraph, and from the lower exchange rate for translation of purchases within our U.K. operations.

Net sales of short-term investments decreased during the first six months of 2009 relative to the prior year period due in part to the sale of investments during the first six months of 2008 to help fund the $350.0 million accelerated share repurchase agreement executed in January 2008, as well as the transition to floating rate fixed maturity securities in lieu of short-term investments during the first six months of 2008. This decrease in proceeds was partially offset by the transition of our portfolio out of short-term investments into fixed maturity securities during the first six months of 2009.

Proceeds from the acquisition of business for the six months ended June 30, 2008 relate to the Unum UK acquisition of a group long-term disability claims portfolio.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $203.0 million for the six months ended June 30, 2009 compared to $561.1 million for the comparable period of 2008.

During the first six months of 2009, we purchased and retired the remaining $132.2 million of our outstanding 5.859% notes. During the first six months of 2009, we repaid the $58.3 million reverse repurchase agreements outstanding at December 31, 2008. At June 30, 2009, we held $45.0 million of short-term debt which was borrowed during the second quarter of 2009.

During each of the first six months of 2009 and 2008, Tailwind Holdings, LLC (Tailwind Holdings) made principal payments of $5.0 million on its floating rate, senior secured non-recourse notes due 2036. During the first six months of 2009 and 2008, Northwind Holdings made principal payments of $3.8 million and $25.4 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

In the first six months of 2008, we purchased approximately 15.4 million shares of Unum Group common stock for $350.0 million using an accelerated share repurchase agreement.

During the first six months of 2008, we purchased and retired $36.6 million aggregate principal amount of our outstanding 6.85% notes due 2015 and retired the remaining $175.0 million of our 5.997% senior notes.

See “Debt” contained in this Item 2 for further information.

Cash Available from Subsidiaries

Unum Group and certain of its intermediate holding company subsidiaries depend on payments from subsidiaries to pay dividends to stockholders, to pay debt obligations, and/or to pay expenses. These payments by our insurance and non-insurance subsidiaries may take the form of interest payments on loans from the parent to a subsidiary, operating and investment management fees, and/or dividends.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £145.5 million is available for the payment of dividends from Unum Limited during 2009, subject to regulatory approval.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries without regulatory approval generally depends on the level of earnings of those insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Debt

At June 30, 2009, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,250.6 million and short-term debt of $45.0 million. Short-term debt consisted of reverse repurchase agreements with a weighted average interest rate of 0.60 percent and a maturity date of August 6, 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 18.5 percent at June 30, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 23.9 percent at June 30, 2009 compared to 26.6 percent at December 31, 2008.

During the six months ended June 30, 2009, we made principal payments of $3.8 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009.

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

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. During the first six months of 2009, there were no substantive changes in our commitments, contractual liabilities, or other off-balance sheet arrangements.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. We held our annual review meeting with S&P during the second quarter of 2009. We plan to hold our annual review meetings with AM Best and Fitch during the second half of 2009.

On March 13, 2008, AM Best reaffirmed its ratings of Unum Group and its operating subsidiaries, maintaining the outlook for the Company as “stable.” On May 5, 2009, Fitch reaffirmed its ratings for the Company and maintained the outlook for the Company as “positive.” On June 10, 2009, Moody’s reaffirmed its ratings for the Company and maintained the outlook as “stable.”

On July 17, 2008, S&P raised its counterparty credit and senior unsecured debt rating on Unum Group from “BB+” to “BBB-” and raised its counterparty credit and financial strength ratings on Unum Group’s insurance subsidiaries from “BBB+” to “A-”. S&P stated that the rating actions were reflective of the maintenance of our market position, the improved insurance risk profile of the Company, our operating profitability, the enhanced investments quality of our portfolio, and our stronger capitalization through statutory earnings. Coincident with the ratings action, S&P revised its outlook for the Company from “positive” to “stable.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first six months of 2009 or prior to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. During the first six months of 2009, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 22, 2009. The stockholders voted on two items at the Annual Meeting as set forth below:

1. The election of four directors each to serve for a term expiring at our Annual Meeting of Stockholders in 2012.

Nominee	For	Against	Abstain
Pamela H. Godwin	285,694,482	1,679,803	89,521
Thomas Kinser	285,852,142	1,524,026	87,638
A. S. MacMillan, Jr.	269,932,823	17,435,842	95,141
Edward J. Muhl	285,898,441	1,472,110	93,255

Other directors whose terms of office continued after the meeting are as follows:

E. Michael Caulfield

Jon S. Fossel

Ronald E. Goldsberry

Kevin T. Kabat

Gloria C. Larson

Michael J. Passarella

William J. Ryan

Thomas R. Watjen

2. The ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm.

For: 284,146,968

Against: 3,191,177

Abstain: 125,661

Broker Non-Vote: 0

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: August 5, 2009	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 5, 2009	/s/ Robert C. Greving
Robert C. Greving
Executive Vice President, Chief Financial Officer and Chief Actuary