Form 10-Q
period 2009-09-30
Unum Group
filed 2009-11-04
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

331,764,281 shares of the registrant’s common stock were outstanding as of November 2, 2009.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $35,394.1; $34,407.6)	$37,593.7	$32,134.1
Mortgage Loans	1,375.1	1,274.8
Policy Loans	2,857.2	2,753.8
Other Long-term Investments	254.6	520.1
Short-term Investments	1,036.2	1,183.1

Total Investments	43,116.8	37,865.9

Other Assets
Cash and Bank Deposits	220.6	49.9
Accounts and Premiums Receivable	1,758.5	1,784.8
Reinsurance Recoverable	5,010.2	4,974.2
Accrued Investment Income	656.0	605.6
Deferred Acquisition Costs	2,466.5	2,472.4
Goodwill	201.5	200.5
Property and Equipment	429.7	409.4
Deferred Income Tax	—	438.8
Other Assets	604.4	605.4
Separate Account Assets	11.0	10.5

Total Assets	$54,475.2	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30 2009	December 31 2008
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,722.0	$1,769.5
Reserves for Future Policy and Contract Benefits	37,840.8	34,581.5
Unearned Premiums	504.6	463.9
Other Policyholders’ Funds	1,623.5	1,675.6
Income Tax Payable	143.6	115.5
Deferred Income Tax	228.7	—
Short-term Debt	—	190.5
Long-term Debt	2,580.2	2,259.4
Other Liabilities	1,577.8	1,953.1
Separate Account Liabilities	11.0	10.5

Total Liabilities	46,232.2	43,019.5

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 363,460,886 and 362,949,412 shares	36.3	36.3
Additional Paid-in Capital	2,578.5	2,546.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Securities Not Other-Than-Temporarily Impaired	387.0	(832.6)
Net Unrealized Loss on Securities Other-Than-Temporarily Impaired	(1.3)	—
Net Gain on Cash Flow Hedges	359.1	458.5
Foreign Currency Translation Adjustment	(90.5)	(177.6)
Unrecognized Pension and Postretirement Benefit Costs	(389.4)	(406.5)
Retained Earnings	6,117.5	5,527.1
Treasury Stock - at cost: 31,829,067 shares	(754.2)	(754.2)

Total Stockholders’ Equity	8,243.0	6,397.9

Total Liabilities and Stockholders’ Equity	$54,475.2	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,861.1	$1,946.5	$5,609.8	$5,865.6
Net Investment Income	579.6	594.7	1,750.9	1,799.2
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(31.5)	(68.0)	(160.1)	(74.9)
Other-Than-Temporary Impairment (Gain) Loss Recognized in Other Comprehensive Income (Loss)	(2.1)	—	4.8	—

Net Impairment Loss Recognized in Earnings	(33.6)	(68.0)	(155.3)	(74.9)
Other Net Realized Investment Gain (Loss)	48.5	(97.8)	192.9	(133.3)

Net Realized Investment Gain (Loss)	14.9	(165.8)	37.6	(208.2)
Other Income	61.9	67.3	196.1	202.0

Total Revenue	2,517.5	2,442.7	7,594.4	7,658.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,565.1	1,646.3	4,725.0	4,977.9
Commissions	203.6	213.0	632.2	644.8
Interest and Debt Expense	27.9	37.2	90.9	121.9
Deferral of Acquisition Costs	(143.5)	(145.4)	(445.8)	(444.6)
Amortization of Deferred Acquisition Costs	130.4	129.3	395.0	386.6
Compensation Expense	201.0	199.5	587.3	577.2
Other Expenses	198.4	203.0	613.4	623.3

Total Benefits and Expenses	2,182.9	2,282.9	6,598.0	6,887.1

Income Before Income Tax	334.6	159.8	996.4	771.5

Income Tax (Benefit)
Current	119.1	100.4	297.4	276.4
Deferred	(5.6)	(48.6)	45.8	(16.3)

Total Income Tax	113.5	51.8	343.2	260.1

Net Income	$221.1	$108.0	$653.2	$511.4

Net Income Per Common Share
Basic	$0.67	$0.32	$1.97	$1.48
Assuming Dilution	$0.66	$0.32	$1.97	$1.48

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2009	2008
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$36.3	$36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,546.9	2,516.9
Common Stock Activity	31.6	22.4

Balance at End of Period	2,578.5	2,539.3

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(958.2)	463.5
Cumulative Effect of Accounting Principle Change – See Note 2	(14.3)	—
All Other Changes During Period	1,237.4	(1,059.1)

Balance at End of Period	264.9	(595.6)

Retained Earnings
Balance at Beginning of Year	5,527.1	5,077.4
Net Income	653.2	511.4
Dividends to Stockholders (per common share: $0.2325; $0.2250)	(77.1)	(78.7)
Cumulative Effect of Accounting Principle Change – See Note 2	14.3	—

Balance at End of Period	6,117.5	5,510.1

Treasury Stock
Balance at Beginning of Year	(754.2)	(54.2)
Purchases of Treasury Stock	—	(700.0)

Balance at End of Period	(754.2)	(754.2)

Total Stockholders’ Equity at End of Period	$8,243.0	$6,735.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2009	2008
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$653.2	$511.4
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	78.0	(8.8)
Change in Deferred Acquisition Costs	(50.8)	(58.0)
Change in Insurance Reserves and Liabilities	335.4	662.8
Change in Income Taxes	73.3	(4.6)
Change in Other Accrued Liabilities	(71.8)	(81.7)
Non-cash Adjustments to Net Investment Income	(200.4)	(266.4)
Net Realized Investment (Gain) Loss	(37.6)	208.2
Depreciation	55.0	50.6
Other, Net	19.3	8.1

Net Cash Provided by Operating Activities	853.6	1,021.6

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,091.4	1,561.6
Proceeds from Maturities of Available-for-Sale Securities	741.9	1,004.5
Proceeds from Sales and Maturities of Other Investments	214.9	155.2
Purchase of Available-for-Sale Securities	(2,548.5)	(3,194.8)
Purchase of Other Investments	(183.9)	(233.3)
Net Sales of Short-term Investments	20.5	521.5
Acquisition of Business	—	48.8
Other, Net	(75.2)	(64.3)

Net Cash Used by Investing Activities	(738.9)	(200.8)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(1.0)	(9.6)
Net Short-term Debt Repayments	(190.5)	(50.0)
Issuance of Long-term Debt	346.8	—
Long-term Debt Repayments	(29.2)	(79.8)
Issuance of Common Stock	6.3	3.6
Dividends Paid to Stockholders	(77.1)	(78.7)
Purchases of Treasury Stock	—	(700.0)
Other, Net	0.5	0.1

Net Cash Provided (Used) by Financing Activities	55.8	(914.4)

Effect of Foreign Exchange Rate Changes on Cash	0.2	(6.2)

Net Increase (Decrease) in Cash and Bank Deposits	170.7	(99.8)

Cash and Bank Deposits at Beginning of Year	49.9	199.1

Cash and Bank Deposits at End of Period	$220.6	$99.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars)
Net Income	$221.1	$108.0	$653.2	$511.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense (benefit) of $923.7; $(659.1); $1,487.8; $(1,089.4))	1,738.5	(1,225.7)	2,801.2	(2,056.5)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax expense of $7.6; $-; $7.0; $-)	14.2	—	13.0	—
Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $931.3; $(659.1); $1,494.8; $(1,089.4))	1,752.7	(1,225.7)	2,814.2	(2,056.5)
Reclassification Adjustment for Net Realized Investment Loss (net of tax benefit of $10.0; $27.1; $59.7; $28.2)	18.3	50.3	110.6	52.4
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(9.0); $38.9; $(51.5); $34.9)	(8.4)	76.8	(99.4)	72.0
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $(624.1); $291.8; $(896.7); $509.5)	(1,183.6)	543.1	(1,692.2)	983.0
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $0.3; $0.4; $0.2)	(29.8)	(118.5)	87.1	(119.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $4.4; $2.5; $9.8; $4.3)	7.6	5.4	17.1	9.0

Total Other Comprehensive Income (Loss)	556.8	(668.6)	1,237.4	(1,059.1)

Comprehensive Income (Loss)	$777.9	$(560.6)	$1,890.6	$(547.7)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

September 30, 2009

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2009, for recognition or disclosure in our financial statements and notes to our financial statements. We performed our subsequent event review through the time at which the financial statements were issued on November 4, 2009.

Note 2 - Accounting Developments

Standards Adopted in 2009:

Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles”

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the Codification, will remain as authoritative GAAP for SEC registrants. We adopted this standard effective July 1, 2009. This standard had no effect on our financial position or results of operations.

ASC 320 “Investments - Debt and Equity Securities”

In April 2009, the FASB issued a new accounting standard, now included in ASC 320, which amends the other-than-temporary impairment guidance for debt securities and expands and increases the frequency of previously existing disclosures for other-than-temporary impairments. The measure of impairment remains fair value. Under the standard, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.

The amount of impairment recognized is equal to the difference between amortized cost and fair value. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the standard requires that an entity analyze its ability to recover the amortized cost by comparing the present value of cash flows with the amortized cost of the security. If the present value of our best estimate of cash flows expected to be collected is less than the amortized cost of the security, an other-than-temporary impairment is recorded. The impairment loss is separated into two components, the portion of the impairment related to credit and the portion related to factors other than credit. The credit related portion of an other-than-temporary impairment, which is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, is recognized in earnings. Other-than-temporary impairments related to factors other than credit are charged to earnings if it is unlikely that the fair value of the security will recover prior to its disposal. Otherwise, non-credit related other-than-temporary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 2 - Accounting Developments - Continued

impairments are charged to other comprehensive income, net of tax. We adopted this standard effective April 1, 2009. The cumulative effect of applying the provisions of this standard increased the April 1, 2009 opening balance of retained earnings $14.3 million, net of tax of $7.7 million, with a corresponding adjustment to accumulated other comprehensive income (loss).

ASC 815 “Derivatives and Hedging”

In March 2008, the FASB issued a new accounting standard, now included in ASC 815, to provide additional guidance intended to improve financial reporting about derivative instruments and hedging activities. This standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. We adopted this standard effective January 1, 2009. The adoption of this standard expanded our disclosures but had no effect on our financial position or results of operations.

ASC 820 “Fair Value Measurements and Disclosures”

In April 2009, the FASB issued a new accounting standard, now included in ASC 820, to provide additional guidance for estimating fair value but reemphasized that the objective of fair value measurement remained an exit price. This standard provides guidance for determining whether there has been a significant decrease in the volume and level of activity in the market and provides factors for companies to consider in identifying transactions that are not orderly. The standard also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. We adopted this standard effective April 1, 2009. This standard expanded our disclosures but did not have a material effect on our financial position or results of operations.

ASC 825 “Financial Instruments”

In April 2009, the FASB issued a new accounting standard, now included in ASC 825, which requires companies to disclose the fair value of certain financial instruments in interim financial statements. This standard also requires companies to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and to discuss changes, if any, in those methods or assumptions during the period. We adopted this standard effective April 1, 2009. This standard expanded our disclosures but had no effect on our financial position or results of operations.

ASC 855 “Subsequent Events”

In May 2009, the FASB modified GAAP to provide authoritative accounting guidance, now included in ASC 855, for subsequent events. This topic was previously addressed only in the auditing literature, and is largely similar to the auditing guidance with limited exceptions which are not intended to result in significant changes in practice. We adopted this standard effective June 30, 2009. This standard had no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 2 - Accounting Developments - Continued

Standards Adopted in 2008:

ASC 325 “Investments - Other”

In January 2009, the FASB issued a new accounting standard, now included in ASC 325, to amend the impairment guidance on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This standard retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements for certain investments in debt and equity securities. We adopted this standard effective December 31, 2008. The adoption of this standard did not have a material effect on our financial position or results of operations.

ASC 820 “Fair Value Measurements and Disclosures”

In September 2006, the FASB issued a new accounting standard, now included in ASC 820, to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We adopted this standard effective January 1, 2008. The adoption of this standard did not have a material effect on our financial position or results of operations.

Standards Outstanding:

ASC 715 “Compensation - Retirement Benefits”

In December 2008, the FASB issued a new accounting standard, now included in ASC 715, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures are required for fiscal years ending after December 15, 2009. The adoption of this standard will expand our disclosures but will have no effect on our financial position or results of operations.

ASC 820 “Fair Value Measurements and Disclosures”

In August 2009, the FASB issued a new accounting standard, included in ASC 820, to provide clarification concerning fair value measurements and disclosures for liabilities and, in particular, for circumstances in which a quoted price in an active market for an identical liability is not available. This standard is effective for the first reporting period beginning after August 2009. The adoption of this standard will have no effect on our financial position or results of operations.

In September 2009, the FASB issued a new accounting standard, included in ASC 820, to permit a reporting entity to measure the fair value of an investment on the basis of net asset value per share if the net asset value is calculated in a manner consistent with the measurement principles of U.S. GAAP for investment companies. This standard also requires disclosures by major category of investments about the attributes of investments, such as the nature of any restrictions on the investor’s ability to redeem its investments, any unfunded commitments, and the investment strategies of the investees. The standard is effective for interim and annual periods ending after December 15, 2009. The adoption of this standard will not have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 2 - Accounting Developments - Continued

Standards Not Yet Integrated into Codification

In June 2009, the FASB modified GAAP to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and eliminate the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, this standard clarifies certain requirements for financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This standard is effective for annual and interim periods beginning after November 15, 2009. The adoption of this standard will have no material effect on our financial position or results of operations.

In June 2009, the FASB modified GAAP to require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and require enhanced disclosures about an enterprise’s involvement with a variable interest entity. This standard is effective for annual and interim periods beginning after November 15, 2009. The adoption of this standard will have no material effect on our financial position or results of operations.

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,656.3 million and $2,555.6 million as of September 30, 2009 and December 31, 2008, are reported on a gross basis in the consolidated balance sheets and approximate fair value.

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

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 3 - Fair Values of Financial Instruments - Continued

interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$37,593.7	$37,593.7	$32,134.1	$32,134.1
Mortgage Loans	1,375.1	1,358.8	1,274.8	1,224.4
Policy Loans	2,857.2	2,897.8	2,753.8	2,811.0
Other Long-term Investments
Derivatives	136.1	136.1	381.8	381.8
Miscellaneous Long-term Investments	118.5	118.5	138.3	138.3

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$690.4	$690.4	$746.4	$746.4
Supplementary Contracts without Life Contingencies	426.3	426.3	402.5	402.5
Short-term Debt	—	—	190.5	188.9
Long-term Debt	2,580.2	2,207.1	2,259.4	1,677.4
Other Liabilities
Derivatives	139.9	139.9	79.4	79.4
Embedded Derivative in Modified Coinsurance Arrangement	152.4	152.4	360.5	360.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type as of September 30, 2009 and December 31, 2008 are shown as follows. Certain prior year amounts have been reclassified by security type to conform to current year presentation.

	September 30, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,587.2	$105.4	$67.8	$1,624.8	$—
States, Municipalities, and Political Subdivisions	526.8	46.5	30.5	542.8	—
Foreign Governments	1,375.3	148.7	0.2	1,523.8	—
Public Utilities	8,123.6	667.1	107.1	8,683.6	—
Mortgage/Asset-Backed Securities	3,438.5	346.1	5.2	3,779.4	—
All Other Corporate Bonds	20,255.4	1,671.3	571.5	21,355.2	12.2
Redeemable Preferred Stocks	87.3	—	3.2	84.1	—

Total Fixed Maturity Securities	$35,394.1	$2,985.1	$785.5	$37,593.7	$12.2

(1)	Accumulated Other Comprehensive Income (Loss)

	December 31, 2008 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,594.6	$194.9	$63.1	$1,726.4
States, Municipalities, and Political Subdivisions	162.7	3.5	5.2	161.0
Foreign Governments	1,069.3	117.8	12.5	1,174.6
Public Utilities	7,554.5	115.8	799.1	6,871.2
Mortgage/Asset-Backed Securities	3,691.7	308.9	55.1	3,945.5
All Other Corporate Bonds	19,949.1	537.3	2,439.1	18,047.3
Redeemable Preferred Stocks	385.7	—	177.6	208.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$3,551.7	$32,134.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of September 30, 2009 and December 31, 2008.

	September 30, 2009 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$61.9	$5.2	$574.7	$62.6
States, Municipalities, and Political Subdivisions	—	—	156.9	30.5
Foreign Governments	8.9	—	41.8	0.2
Public Utilities	235.6	7.2	1,297.4	99.9
Mortgage/Asset-Backed Securities	—	—	278.9	5.2
All Other Corporate Bonds	286.9	22.3	4,606.0	549.2
Redeemable Preferred Stocks	—	—	24.4	3.2

Total Fixed Maturity Securities	$593.3	$34.7	$6,980.1	$750.8

	December 31, 2008 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$343.5	$29.4	$300.6	$33.7
States, Municipalities, and Political Subdivisions	87.7	5.2	—	—
Foreign Governments	346.7	12.5	11.0	—
Public Utilities	3,023.5	365.6	1,972.3	433.5
Mortgage/Asset-Backed Securities	124.7	14.2	221.4	40.9
All Other Corporate Bonds	6,969.0	979.2	5,024.7	1,459.9
Redeemable Preferred Stocks	102.1	62.6	103.7	115.0

Total Fixed Maturity Securities	$10,997.2	$1,468.7	$7,633.7	$2,083.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities as of September 30, 2009 and December 31, 2008. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2009 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$504.4	$8.8	$396.7	$10.2	$106.3
Over 1 year through 5 years	3,938.1	240.4	3,475.1	41.3	662.1
Over 5 years through 10 years	9,684.1	621.7	7,955.5	204.8	2,145.5
Over 10 years	17,829.0	1,768.1	14,692.5	524.0	4,380.6

	31,955.6	2,639.0	26,519.8	780.3	7,294.5
Mortgage/Asset-Backed Securities	3,438.5	346.1	3,500.5	5.2	278.9

Total Fixed Maturity Securities	$35,394.1	$2,985.1	$30,020.3	$785.5	$7,573.4

	December 31, 2008 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$365.8	$4.8	$251.2	$3.2	$116.2
Over 1 year through 5 years	3,889.9	85.2	1,657.5	222.3	2,095.3
Over 5 years through 10 years	9,232.0	143.2	1,856.7	1,149.7	6,368.8
Over 10 years	17,228.2	736.1	6,138.4	2,121.4	9,704.5

	30,715.9	969.3	9,903.8	3,496.6	18,284.8
Mortgage/Asset-Backed Securities	3,691.7	308.9	3,599.4	55.1	346.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$13,503.2	$3,551.7	$18,630.9

Of the $785.5 million in gross unrealized losses on fixed maturity securities at September 30, 2009, $474.2 million, or 60.4 percent, are related to investment-grade fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

The gross unrealized loss on below-investment-grade fixed maturity securities was $311.3 million at September 30, 2009, or 39.6 percent, of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2009, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

As of September 30, 2009, we held 249 individual investment-grade fixed maturity securities and 105 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 231 investment-grade fixed maturity securities and 98 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

September 30, 2009

Note 4 - Investments - Continued

intend to sell the security, and we do not believe we more likely than not will be required to sell the security before recovery of its amortized cost. There have been no defaults in the repayment obligations of any securities for which we have not recorded an other-than-temporary impairment.

Other-than-temporary impairment losses recognized in earnings represent the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. The determination of cash flows is inherently subjective, and methodologies may vary depending on the circumstances specific to the security. The timing and amount of our cash flow estimates are developed using historical and forecast financial information from the issuer, including its current and projected liquidity position. We also consider industry analyst reports and forecasts, sector credit ratings, future business prospects and earnings trends, issuer refinancing capabilities, actual and/or potential asset sales by the issuer, and other data relevant to the collectibility of the security. We take into account the probability of default, expected recoveries, third party guarantees, quality of collateral, and where our debt security ranks in terms of subordination. We may use the estimated fair value of collateral as a proxy for the present value of cash flows if we believe the security is dependent on the liquidation of collateral for recovery of our investment. For securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held as of the dates shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income.

	Three Months Ended September 30, 2009	Period from April 1, 2009 to September 30, 2009
	(in millions of dollars)
Balance at Beginning of Period	$69.2	$—
Credit Losses Remaining in Retained Earnings Related to the Adoption of Accounting Standard	—	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	—	38.4
Additional Impairment Recognized in the Period on Securities Previously Impaired	4.4	4.4
Sales or Maturities of Securities in the Period	(31.8)	(31.8)

Balance at End of Period	$41.8	$41.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

Special Purpose Entities

We are the sole beneficiary of two special purpose entities which support our investment objectives and which are consolidated under the provisions of GAAP. These entities are securitized asset trusts and contain specific financial instruments that do not include our common stock or debt. One of these entities is a trust holding forward contracts to purchase unrelated equity securities. This trust also holds a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. We have not previously provided financial or other support to this trust and do not anticipate any need to do so in the future. The fair values of the underlying forward and swap contracts, together with the host debt instrument, equaled $59.7 million as of September 30, 2009, and are reported as fixed maturity securities in our consolidated balance sheets. Because our intent at the end of the third quarter of 2009 was to sell this investment, we recognized an other-than-temporary impairment loss of $23.7 million during the third quarter of 2009. The investment was subsequently sold during the fourth quarter.

The second entity is a trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust is to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. At September 30, 2009, we had commitments to fund approximately $1.9 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the third quarter and first nine months of 2009 was de minimis. The fair values of the bond, nonredeemable preferred stock, and partnerships were $89.0 million, $0.1 million, and $9.9 million, respectively, as of September 30, 2009. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At September 30, 2009, the carrying value of fixed maturity securities posted as collateral to third parties under these programs was $102.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$22.6	$10.6	$37.9	$43.5
Gross Losses on Sales	(22.7)	(37.0)	(68.5)	(65.5)
Other-Than-Temporary Impairment Loss	(33.6)	(68.0)	(155.3)	(74.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.2	—	10.4	9.3
Gross Losses on Sales	—	(0.3)	(0.3)	(3.8)
Impairment Loss	(3.0)	(3.2)	(7.0)	(7.8)
Embedded Derivative in Modified Coinsurance Arrangement	44.4	(67.9)	208.1	(107.0)
Other Derivatives	—	—	12.3	(2.0)

Net Realized Investment Gain (Loss)	$14.9	$(165.8)	$37.6	$(208.2)

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in appropriate circumstances, provide a more appropriate fair value. During the first nine months of 2009, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2008. Due to recent market conditions, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior periods.

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

September 30, 2009

Note 4 - Investments - Continued

aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

Observable inputs which we utilize to determine the fair values of our investments and derivative financial instruments include broker market maker prices, TRACE pricing, prices obtained from external pricing services, and broker price levels. At September 30, 2009, approximately 16.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing, exchange quotes, or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 83.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 67.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•

Approximately 6.1 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels based on observable market data or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if based on observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 9.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

The categorization of fair value measurements by input level as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$1,624.8	$—	$1,624.8
States, Municipalities, and Political Subdivisions	56.6	486.2	—	542.8
Foreign Governments	—	1,493.9	29.9	1,523.8
Public Utilities	1,150.5	7,355.7	177.4	8,683.6
Mortgage/Asset-Backed Securities	—	3,774.7	4.7	3,779.4
All Other Corporate Bonds	4,889.6	15,916.6	549.0	21,355.2
Redeemable Preferred Stocks	24.3	59.7	0.1	84.1

Total Fixed Maturity Securities	6,121.0	30,711.6	761.1	37,593.7

Other Long-term Investments
Derivatives	—	136.1	—	136.1
Miscellaneous Long-term Investments	—	—	1.5	1.5

Liabilities
Other Liabilities
Derivatives	$—	$139.9	$—	$139.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	152.4	152.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009 (in millions of dollars)
	Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) Included in		Net Purchases and Sales			End of Period
			Other Comprehensive		Level 3 Transfers
		Earnings	Income or Loss		Into	Out of
Fixed Maturity Securities
Foreign Governments	$—	$—	$3.4	$—	$26.5	$—	$29.9
Public Utilities	72.8	—	18.7	—	126.2	(40.3)	177.4
Mortgage/Asset-Backed Securities	31.2	—	0.1	(0.1)	—	(26.5)	4.7
All Other Corporate Bonds	608.0	(0.4)	41.5	(24.2)	111.5	(187.4)	549.0
Redeemable Preferred Stocks	0.1	—	—	—	—	—	0.1

Total Fixed Maturity Securities	712.1	(0.4)	63.7	(24.3)	264.2	(254.2)	761.1

Embedded Derivative in Modified Coinsurance Arrangement	(196.8)	44.4	—	—	—	—	(152.4)
Other Long-term Investments	1.5	(0.2)	0.2	—	—	—	1.5

	Nine Months Ended September 30, 2009 (in millions of dollars)
	Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) Included in		Net Purchases and Sales			End of Period
			Other Comprehensive		Level 3 Transfers
		Earnings	Income or Loss		Into	Out of
Fixed Maturity Securities
Foreign Governments	$28.0	$—	$1.9	$—	$—	$—	$29.9
Public Utilities	114.5	—	34.0	5.7	111.8	(88.6)	177.4
Mortgage/Asset-Backed Securities	4.6	—	0.2	(0.1)	—	—	4.7
All Other Corporate Bonds	590.3	(2.1)	62.2	(50.1)	159.2	(210.5)	549.0
Redeemable Preferred Stocks	8.1	—	—	—	—	(8.0)	0.1

Total Fixed Maturity Securities	745.5	(2.1)	98.3	(44.5)	271.0	(307.1)	761.1

Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	208.1	—	—	—	—	(152.4)
Other Long-term Investments	1.5	(0.4)	(0.1)	—	0.5	—	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

	Three Months Ended September 30, 2008 (in millions of dollars)
	Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) Included in		Net Purchases and Sales			End of Period
			Other Comprehensive		Level 3 Transfers
		Earnings	Income or Loss		Into	Out of
Fixed Maturity Securities
Foreign Governments	$29.3	$—	$(2.0)	$—	$—	$—	$27.3
Public Utilities	40.7	—	(2.4)	—	44.6	(28.3)	54.6
Mortgage/Asset-Backed Securities	5.1	—	—	—	—	—	5.1
All Other Corporate Bonds	409.2	1.0	(42.2)	(13.5)	196.5	(86.1)	464.9
Redeemable Preferred Stocks	20.1	—	(3.0)	—	—	—	17.1

Total Fixed Maturity Securities	504.4	1.0	(49.6)	(13.5)	241.1	(114.4)	569.0

Embedded Derivative in Modified Coinsurance Arrangement	(107.9)	(67.9)	—	—	—	—	(175.8)
Other Long-term Investments	2.6	(0.4)	(0.1)	—	—	—	2.1

	Nine Months Ended September 30, 2008 (in millions of dollars)
	Beginning of Period	Total Realized and Unrealized Investment Gains (Losses) Included in		Net Purchases and Sales			End of Period
			Other Comprehensive		Level 3 Transfers
		Earnings	Income or Loss		Into	Out of
Fixed Maturity Securities
Foreign Governments	$30.5	$—	$(3.2)	$—	$—	$—	$27.3
Public Utilities	52.4	—	(3.5)	24.0	25.4	(43.7)	54.6
Mortgage/Asset-Backed Securities	5.4	—	(0.3)	—	—	—	5.1
All Other Corporate Bonds	332.6	0.8	(83.3)	41.3	227.5	(54.0)	464.9
Redeemable Preferred Stocks	0.1	—	(5.9)	—	22.9	—	17.1

Total Fixed Maturity Securities	421.0	0.8	(96.2)	65.3	275.8	(97.7)	569.0

Embedded Derivative in Modified Coinsurance Arrangement	(68.8)	(107.0)	—	—	—	—	(175.8)
Other Long-term Investments	1.5	(0.4)	(0.1)	1.2	—	(0.1)	2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 4 - Investments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the market relative to the level of activity and whether the market is considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three and nine months ended September 30, 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at September 30, 2009 were $44.4 million and $208.1 million, respectively. Losses for the three and nine months ended September 30, 2008 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at September 30, 2008 were $67.9 million and $107.0 million, respectively. These amounts relate entirely to the change in fair value of an embedded derivative associated with a modified coinsurance arrangement which is reported as realized investment gains and losses.

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

Our cash flow hedging programs are as follows:

•

Interest rate swaps are used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. The purpose of these swaps is to hedge the anticipated purchase of long-term bonds thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also use interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

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

September 30, 2009

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

September 30, 2009

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

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $18.8 million at September 30, 2009. We held cash collateral of $24.8 million and $174.3 million from our counterparties as of September 30, 2009 and December 31, 2008, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in the consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $102.8 million at September 30, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position as of September 30, 2009 is $139.9 million.

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

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives for the three and nine months ended September 30, 2009.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2009	$174.0	$616.7	$950.0	$55.9	$1,796.6
Additions	—	55.1	—	—	55.1
Terminations	—	8.6	100.0	0.3	108.9

Balance at September 30, 2009	$174.0	$663.2	$850.0	$55.6	$1,742.8

Balance at December 31, 2008	$174.0	$931.8	$1,160.0	$266.3	$2,532.1
Additions	—	55.1	—	5.9	61.0
Terminations	—	323.7	310.0	216.6	850.3

Balance at September 30, 2009	$174.0	$663.2	$850.0	$55.6	$1,742.8

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at September 30, 2009, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2009	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/ Pay Variable
Notional Value	$70.0	$240.0	$205.0	$185.0	$150.0	$850.0
Weighted Average Receive Rate	5.66%	5.67%	5.87%	6.49%	6.34%	6.01%
Weighted Average Pay Rate	0.29%	0.29%	0.29%	0.29%	0.29%	0.29%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. We plan to terminate these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of September 30, 2009 and December 31, 2008, we had $850.0 million and $1,160.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

As of September 30, 2009 and December 31, 2008, we had $668.8 million and $634.9 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign dollar denominated securities.

As of December 31, 2008, we had $296.9 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries. During the second quarter of 2009, we terminated these hedges due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and for those transactions still anticipated to occur as originally forecasted, to reduce our counterparty exposure. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million in earnings. The debt associated with this hedge continues to be outstanding as of September 30, 2009.

We have invested in certain principal protected equity linked trust certificates that contain an embedded derivative with a notional amount of $50.0 million as of September 30, 2009 and December 31, 2008. This embedded derivative represents forward contracts that are accounted for as cash flow hedges. The purpose of these forward contracts is to hedge the risk of changes in cash flows related to the anticipated future purchase of certain equity securities. The equity linked trust certificates were subsequently sold during the fourth quarter of 2009.

For the nine months ended September 30, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. For the nine months ended September 30, 2009, there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

As of September 30, 2009, we expect to amortize approximately $27.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and/or interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of September 30, 2009. Fluctuations in fair values of these derivatives between September 30, 2009 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2009, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of September 30, 2009 and December 31, 2008, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the nine months ended September 30, 2009, the $10.4 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $10.4 million on the related interest rate swaps.

For the nine months ended September 30, 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following table summarizes the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets at September 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$136.1	Other Liabilities	$22.0
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	117.9
Embedded Forward Contracts		—	Fixed Maturity Securities	69.9

Total		$136.1		$209.8

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$152.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$19.2	$6.3	(1)	$—
Interest Rate Swaps	—	2.4	(2)	—
Foreign Exchange Contracts	—	(0.7	)(1)	—
Foreign Exchange Contracts	(54.9)	(39.9	)(2)	—
Foreign Exchange Contracts	—	0.7	(3)	—

Total	$(35.7)	$(31.2)		$—

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense

	Nine Months Ended September 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$70.3	$18.7	(1)	$—
Interest Rate Swaps	—	5.4	(2)	—
Interest Rate Swaps	—	(0.1	)(4)	—
Foreign Exchange Contracts	(2.1)	(2.0	)(1)	—
Foreign Exchange Contracts	(73.5)	(63.7	)(2)	(2.0	)(2)
Foreign Exchange Contracts	42.0	1.1	(3)	14.3	(2)

Total	$36.7	$(40.6)		$12.3

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of and gain on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	September 30, 2009
	Three Months Ended	Nine Months Ended
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain (Loss)	$44.4	$208.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Prior year results by segment have been reclassified to conform to modifications made to our reporting segments effective with the fourth quarter of 2008.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$427.4	$456.9	$1,298.9	$1,379.3
Group Short-term Disability	110.0	105.5	325.2	325.1
Group Life and Accidental Death & Dismemberment
Group Life	266.8	267.2	793.6	796.6
Accidental Death & Dismemberment	26.6	33.1	79.6	96.7
Supplemental and Voluntary
Individual Disability - Recently Issued	118.5	118.6	356.6	352.9
Long-term Care	147.9	146.3	444.8	431.5
Voluntary Benefits	118.0	111.5	366.5	334.3

	1,215.2	1,239.1	3,665.2	3,716.4

Unum UK
Group Long-term Disability	121.6	167.9	375.8	531.5
Group Life	38.1	46.8	104.2	145.1
Individual Disability	10.0	10.0	26.1	30.4

	169.7	224.7	506.1	707.0

Colonial Life
Accident, Sickness, and Disability	156.2	152.6	467.8	452.7
Life	41.1	39.1	123.1	116.6
Cancer and Critical Illness	56.2	53.5	166.8	158.9

	253.5	245.2	757.7	728.2

Individual Disability - Closed Block	221.5	237.5	679.1	713.1

Corporate and Other	1.2	—	1.7	0.9

Total	$1,861.1	$1,946.5	$5,609.8	$5,865.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended September 30, 2009

Total Premium Income	$1,215.2	$169.7	$253.5	$221.5	$1.2	$1,861.1
Net Investment Income	302.8	22.5	29.4	184.4	40.5	579.6
Other Income	28.8	0.6	0.1	24.3	8.1	61.9

Operating Revenue	$1,546.8	$192.8	$283.0	$430.2	$49.8	$2,502.6

Operating Income (Loss)	$197.1	$58.7	$70.4	$7.2	$(13.7)	$319.7

Three Months Ended September 30, 2008

Total Premium Income	$1,239.1	$224.7	$245.2	$237.5	$—	$1,946.5
Net Investment Income	284.3	45.8	26.5	189.3	48.8	594.7
Other Income	33.5	0.9	0.1	23.8	9.0	67.3

Operating Revenue	$1,556.9	$271.4	$271.8	$450.6	$57.8	$2,608.5

Operating Income (Loss)	$171.6	$92.5	$66.2	$2.5	$(7.2)	$325.6

Nine Months Ended September 30, 2009

Total Premium Income	$3,665.2	$506.1	$757.7	$679.1	$1.7	$5,609.8
Net Investment Income	898.2	83.7	85.4	558.2	125.4	1,750.9
Other Income	90.4	1.8	0.4	77.0	26.5	196.1

Operating Revenue	$4,653.8	$591.6	$843.5	$1,314.3	$153.6	$7,556.8

Operating Income (Loss)	$572.0	$188.3	$212.6	$28.5	$(42.6)	$958.8

Nine Months Ended September 30, 2008

Total Premium Income	$3,716.4	$707.0	$728.2	$713.1	$0.9	$5,865.6
Net Investment Income	846.8	139.8	78.8	578.6	155.2	1,799.2
Other Income	99.5	1.3	0.3	73.3	27.6	202.0

Operating Revenue	$4,662.7	$848.1	$807.3	$1,365.0	$183.7	$7,866.8

Operating Income (Loss)	$501.5	$269.4	$201.8	$20.6	$(13.6)	$979.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in the consolidated statements of income follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars)
Operating Revenue by Segment	$2,502.6	$2,608.5	$7,556.8	$7,866.8
Net Realized Investment Gain (Loss)	14.9	(165.8)	37.6	(208.2)

Revenue	$2,517.5	$2,442.7	$7,594.4	$7,658.6

Operating Income by Segment	$319.7	$325.6	$958.8	$979.7
Net Realized Investment Gain (Loss)	14.9	(165.8)	37.6	(208.2)
Income Tax	113.5	51.8	343.2	260.1

Net Income	$221.1	$108.0	$653.2	$511.4

Assets by segment are as follows:

	September 30 2009	December 31 2008
	(in millions of dollars)
Unum US	$23,320.3	$20,440.9
Unum UK	3,255.9	2,865.4
Colonial Life	2,785.9	2,446.9
Individual Disability - Closed Block	15,408.8	14,353.0
Corporate and Other	9,704.3	9,311.2

Total	$54,475.2	$49,417.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended September 30
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non U.S. Plans
Service Cost	$7.4	$7.2	$1.4	$2.0	$0.8	$0.8
Interest Cost	16.0	14.6	2.3	2.8	2.9	2.9
Expected Return on Plan Assets	(13.2)	(15.0)	(2.5)	(3.1)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	10.3	3.5	0.6	0.7	—	—
Prior Service Credit	(0.1)	(0.6)	—	—	(0.8)	(0.8)

Net Periodic Benefit Cost	$20.4	$9.7	$1.8	$2.4	$2.7	$2.7

	Nine Months Ended September 30
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
	Pension Benefits				Postretirement Benefits
	U.S. Plans		Non U.S. Plans
Service Cost	$22.2	$21.5	$3.8	$6.3	$2.2	$2.4
Interest Cost	48.0	43.7	6.5	8.5	8.5	8.6
Expected Return on Plan Assets	(39.5)	(44.8)	(6.9)	(9.5)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss	30.8	10.5	1.7	2.1	—	—
Prior Service Credit	(0.4)	(1.7)	—	—	(2.2)	(2.5)
Transition Asset	—	—	—	(0.1)	—	—

Net Periodic Benefit Cost	$61.1	$29.2	$5.1	$7.3	$8.0	$8.0

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2009, but we elected to make $70.0 million of voluntary contributions in the first nine months of 2009. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.3 million and $4.0 million in the third quarter and first nine months of 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(in millions of dollars, except share data)
Numerator
Net Income	$221.1	$108.0	$653.2	$511.4

Denominator (000s)
Weighted Average Common Shares - Basic	331,411.2	337,236.4	331,132.6	344,440.3
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,210.9	676.4	718.0	671.6

Weighted Average Common Shares Assuming Dilution	332,622.1	337,912.8	331,850.6	345,111.9

Net Income Per Common Share
Basic	$0.67	$0.32	$1.97	$1.48
Assuming Dilution	$0.66	$0.32	$1.97	$1.48

We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options, the grant price of the nonvested stock awards, and/or the threshold stock price of performance restricted stock units.

The outstanding stock options have exercise prices ranging from $11.37 to $58.56, the nonvested stock awards have grant prices ranging from $10.59 to $26.25, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 6.4 million and 7.4 million shares of common stock for the three and nine month periods ended September 30, 2009, and 7.9 million and 8.0 million common shares for the three and nine month periods ended September 30, 2008.

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

September 30, 2009

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

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

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, the Racketeer Influenced Corrupt Organizations Act (RICO), the Employee Retirement Income Security Act (ERISA), and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007.

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

We are a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those made in the multidistrict litigation referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. Plaintiffs recently renewed a motion to remand the case to the state court in Florida, and that motion is currently being briefed.

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

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case was remanded to the District Court.

On August 19, 2009, the District Court denied plaintiffs’ motion for class certification under Federal Rules of Civil Procedure Rule 23(b)(2). Plaintiffs have filed a motion for leave to file an amended complaint and to file a renewed motion for class certification under Rules of Civil Procedure Rule 23(b)(3).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2009

Note 9 - Commitments and Contingent Liabilities - Continued

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

Note 10 - Other

Debt

In September 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries.

During the nine months ended September 30, 2009, we made principal payments of $19.9 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009, $1.2 million aggregate principal of our 7.19% medium-term notes due 2028, and $0.6 million aggregate principal of our 6.75% notes due 2028 and repaid $58.3 million of reverse repurchase agreements outstanding at December 31, 2008.

Income Tax

At September 30, 2009, we had a liability of $148.3 million for unrecognized tax benefits, $133.1 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in the consolidated statements of income are $2.2 million and $4.8 million, respectively, for the three and nine month periods ended September 30, 2009.

In the first quarter of 2009, we had an initial administrative appeals conference with the Internal Revenue Service (IRS) for the years 2002 to 2004. It is reasonably possible that our appeal of prior year IRS audit adjustments will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within that same time frame. As a result, the liability for unrecognized tax benefits could significantly increase or decrease within 12 months. An estimate of the range of the reasonably possible change in the unrecognized tax benefits associated with these events cannot be made at this time. We believe sufficient provision has been made for all potential tax adjustments and that such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2009, and the related consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the consolidated financial statements, Unum Group changed its method of accounting for impairment of debt securities as of April 1, 2009 in accordance with the adoption of ASC 320-10-65.

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

November 4, 2009

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

Throughout 2009, we have continued our focus on a number of key areas. Objectives for 2009 include:

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

Operating Performance

Our Unum US segment reported an increase in segment operating income of 14.9 percent and 14.1 percent for the third quarter and first nine months of 2009 compared to the same periods last year. The benefit ratio for Unum US was 79.3 percent and 79.4 percent for the third quarter and first nine months of 2009 compared to 80.8 percent and 80.7 percent in the comparable prior year periods. The group disability benefit ratio was 85.3 percent and 86.8 percent for the third quarter and first nine months of 2009 compared to 89.3 percent and 90.3 percent for the third quarter and first nine months of 2008. This is consistent with our goal of continual profit margin improvement for our Unum US group disability line of business. Unum US sales decreased 7.1 percent in the third quarter and increased 3.2 percent in the first nine months of 2009 compared to the same periods last year. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 11.0 percent and 15.6 percent relative to the prior year third quarter and first nine months. The number of new accounts in our core market segment in the third quarter of 2009 was consistent with the third quarter of 2008 and increased 16.2 percent in the first nine months of 2009 relative to the same period last year. Our supplemental and voluntary sales, which have been negatively impacted by the current economic conditions, decreased 21.9 percent and 8.0 percent relative to the prior year third quarter and first nine months. Sales in the group large case market segment decreased 3.3 percent and increased 7.3 percent compared to the third quarter and first nine months of the prior year, with the year-to-date growth attributable primarily to one large case. New products and initiatives include significant technology investments in our underwriting and claim management systems; expansion of our Simply Unum platform and the next generation of products; an increase in our enrollment teams to build enrollment capacity; and investments in training, development, and expansion of our sales force.

Our Unum UK segment reported a decrease in segment operating income of 26.9 percent and 11.3 percent for the third quarter and first nine months of 2009, as measured in Unum UK’s local currency, relative to the same periods last year. The decrease was driven primarily by lower premium income due to a smaller in-force block of group disability business resulting from lower sales and persistency during 2008. Premium income was also negatively impacted during the third quarter of 2009 by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. The benefit ratio for Unum UK was 50.2 percent and 52.6 percent for the third quarter and first nine months of 2009 compared to 52.4 percent and 56.1 percent in the comparable prior year periods. Both net investment income and benefits were lower due to a reduction in inflation which reduced the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds generally match the index-linked claim payments and reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature. Overall sales in Unum UK increased 63.3 percent and 40.7 percent in the third quarter and first nine months of 2009 compared to the comparable prior year periods, aided by the exit of another large insurance provider from the U.K. group risk market. Persistency for all product lines improved over the level of last year. New initiatives include the relaunch of our group life product and the development of new products intended to further expand the group market in the U.K.

Our Colonial Life segment reported an increase in segment operating income of 6.3 percent and 5.4 percent in the third quarter and first nine months of 2009 compared to the same periods last year. The benefit ratio for Colonial Life was 48.2 percent and 47.0 percent for the third quarter and first nine months of 2009 compared to 47.5 percent and 47.2 percent in the comparable prior year periods. Although the benefit ratio increased in the third quarter of 2009 relative to last year for the cancer and critical illness lines of business, Colonial Life continues to have overall favorable risk experience. Colonial Life’s sales in this year’s third quarter increased 3.4 percent relative to the same period last year, with 10.9 percent growth in new account sales and a slight decline in existing account sales. Sales on a year-to-date basis are consistent with the level of the first nine months of 2008, with the sales growth from new accounts offset by a decrease in sales to existing accounts. The largest sales growth by market segment was in the public sector, both in the third quarter and year-to-date. The number of new accounts and the average new case size for the first nine months of 2009 both increased relative to the comparable prior year period. New initiatives include additional investments in tools and capabilities to support the Colonial Life brand position; continued implementation of a new enrollment system and platform; and investments in growing and expanding the sales force with particular focus on recruiting, training, and sales incentives.

Investments

Our investment strategy continues to serve as an important component of our overall business performance. We are focused on both the quality of our investment portfolio and on investing new money in investments appropriate for our liabilities. The weighted average credit rating of our portfolio was A3 as of the end of the third quarter of 2009. Our net investment income in the third quarter of 2009 was 2.5 percent below the level of the prior year’s third quarter due primarily to the weaker pound to dollar exchange rate, fewer bond call premiums and consent fees, lower income on bonds in Unum UK for which interest income is linked to an inflation index, and lower interest rates on floating rate assets. Net investment income for the first nine months of 2009 declined 2.7 percent relative to the first nine months of 2008. Included in the third quarter and first nine months of 2009 results are net realized investment losses from sales and write-downs of investments related primarily to fixed maturity securities that we either sold or considered other-than-temporarily impaired. We believe our investment portfolio is well positioned, with low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio. Further discussion is included in “Investments” contained in this Item 2.

Capital

The first priority of our capital management strategy is to maintain sufficient financial flexibility to support our operations over various economic cycles and to respond to opportunities in the marketplace while positioning our Company for improvements in its credit ratings. During the third quarter of 2009, we took advantage of favorable market conditions and issued $350.0 million of seven-year senior notes with an annual coupon rate of 7.125 percent. The proceeds replace the excess capital that we used to retire debt that matured earlier this year and will be used for general corporate purposes.

At the end of the third quarter of 2009, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 340 percent, compared to 332 percent at the end of 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 21.1 percent at September 30, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 25.6 percent at September 30, 2009 compared to 26.6 percent at December 31, 2008. Our holding company cash and liquidity equaled approximately $864 million at the end of the third quarter of 2009 compared to $526 million at the end of 2008. See “Liquidity and Capital Resources” contained in this Item 2 for further detail.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, and income taxes. There have been no significant changes in our critical accounting estimates during the first nine months of 2009.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Revenue
Premium Income	$1,861.1	(4.4)%	$1,946.5	$5,609.8	(4.4)%	$5,865.6
Net Investment Income	579.6	(2.5)	594.7	1,750.9	(2.7)	1,799.2
Net Realized Investment Gain (Loss)	14.9	(109.0)	(165.8)	37.6	(118.1)	(208.2)
Other Income	61.9	(8.0)	67.3	196.1	(2.9)	202.0

Total	2,517.5	3.1	2,442.7	7,594.4	(0.8)	7,658.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,565.1	(4.9)	1,646.3	4,725.0	(5.1)	4,977.9
Commissions	203.6	(4.4)	213.0	632.2	(2.0)	644.8
Interest and Debt Expense	27.9	(25.0)	37.2	90.9	(25.4)	121.9
Deferral of Acquisition Costs	(143.5)	(1.3)	(145.4)	(445.8)	0.3	(444.6)
Amortization of Deferred Acquisition Costs	130.4	0.9	129.3	395.0	2.2	386.6
Compensation Expense	201.0	0.8	199.5	587.3	1.7	577.2
Other Expenses	198.4	(2.3)	203.0	613.4	(1.6)	623.3

Total	2,182.9	(4.4)	2,282.9	6,598.0	(4.2)	6,887.1

Income Before Income Tax	334.6	109.4	159.8	996.4	29.2	771.5
Income Tax	113.5	119.1	51.8	343.2	31.9	260.1

Net Income	$221.1	104.7	$108.0	$653.2	27.7	$511.4

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.640 and 1.531 for the third quarter and first nine months of 2009 and 1.888 and 1.944 for the comparable periods of 2008. If the 2009 results for our U.K. operations had been translated using the exchange rate for the third quarter and first nine months of 2008, our operating revenue and operating income by segment would have been higher by approximately $29.4 million and $10.6 million, respectively, for the third quarter of 2009 and approximately $158.0 million and $54.3 million, respectively, for the first nine months of 2009. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the third quarter and first nine months of 2009 includes premium growth, relative to the prior year periods, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income. A portion of this decline was expected and is attributable to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. Premium growth for Unum US group business has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Unum UK premium income, in local currency, declined in the third quarter and first nine months of 2009 due to lower premium growth from existing customers, similar to Unum US, and also due to a decline in the inforce block of business resulting from lower persistency and sales in 2008. Premium income in the Individual Disability – Closed Block segment decreased as expected in this closed block of business.

Net investment income was lower in the third quarter and first nine months of 2009 relative to the prior year periods. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. During the third quarter and first nine months of 2009 relative to last year, we also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index. This decrease in net investment income was largely offset by lower claim reserves due to lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate invested assets, largely offset by lower interest expense on our floating rate debt. We also received fewer bond call premiums and consent fees during the third quarter and first nine months of 2009 compared to the prior year periods. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

We recognized in earnings a net realized investment gain of $14.9 million in the third quarter of 2009 compared to a loss of $165.8 million in the comparable period of 2008. For the first nine months, we recognized in earnings a net realized investment gain of $37.6 million in 2009 and a loss of $208.2 million in 2008. During the third quarter and first nine months of 2009, we recognized other-than-temporary impairment losses of $31.5 million and $160.1 million related to fixed maturity securities. Of those amounts, $33.6 million and $155.3 million were recognized in earnings during the third quarter and first nine months of 2009. We recognized $(2.1) million and $4.8 million in other comprehensive income for the third quarter and first nine months of 2009. Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the third quarter and first nine months of 2009, changes in the fair value of this embedded derivative resulted in realized gains of $44.4 million and $208.1 million, respectively, compared to realized losses of $67.9 million and $107.0 million for the comparable prior year periods. The gains and losses on this embedded derivative resulted primarily from a change in credit spreads in the overall investment market. See “Investments” contained in this Item 2 for further discussion.

The benefit ratio was 84.1 percent and 84.2 percent in the third quarter and first nine months of 2009 compared to 84.6 percent and 84.9 percent in the comparable periods of 2008, with continuing improved risk results on a year-to-date basis in each of our segments and in most lines of business within the Unum US segment. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense for the third quarter and first nine months of 2009 was lower than the prior year periods due primarily to lower average levels of outstanding debt and lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs in the third quarter and first nine months of 2009 was generally consistent with the prior year comparable periods, with continued growth in certain of our product lines and the associated increase in deferrable expenses offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs was higher in the third quarter and first nine months of 2009 relative to the prior year comparable periods due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency in the Unum US supplemental and voluntary lines.

Other expenses, as reported, decreased in the third quarter and first nine months of 2009 relative to last year’s comparable periods. Other expenses, excluding the effect of the lower exchange rate for Unum UK expenses, have increased year over year due primarily to an increase in our pension costs. We continue to aggressively manage our operating expenses as we seek to increase the effectiveness of our operating processes.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Unum US
Fully Insured Products	$110.4	(6.8)%	$118.5	$461.4	3.3%	$446.6
Administrative Services Only (ASO) Products	0.3	(50.0)	0.6	3.2	(8.6)	3.5

Total Unum US	110.7	(7.1)	119.1	464.6	3.2	450.1

Unum UK	32.1	40.2	22.9	81.2	12.0	72.5

Colonial Life	78.5	3.4	75.9	224.1	(0.3)	224.8

Individual Disability - Closed Block	0.4	(50.0)	0.8	1.2	(29.4)	1.7

Consolidated	$221.7	1.4	$218.7	$771.1	2.9	$749.1

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

We have experienced lower sales growth during 2009, particularly in the expansion of sales to existing accounts and with buyers of our supplemental and voluntary type products, which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating Revenue by Segment	$2,502.6	$2,608.5	$7,556.8	$7,866.8
Net Realized Investment Gain (Loss)	14.9	(165.8)	37.6	(208.2)

Revenue	$2,517.5	$2,442.7	$7,594.4	$7,658.6

Operating Income by Segment	$319.7	$325.6	$958.8	$979.7
Net Realized Investment Gain (Loss)	14.9	(165.8)	37.6	(208.2)
Income Tax	113.5	51.8	343.2	260.1

Net Income	$221.1	$108.0	$653.2	$511.4

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

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$1,215.2	(1.9)%	$1,239.1	$3,665.2	(1.4)%	$3,716.4
Net Investment Income	302.8	6.5	284.3	898.2	6.1	846.8
Other Income	28.8	(14.0)	33.5	90.4	(9.1)	99.5

Total	1,546.8	(0.6)	1,556.9	4,653.8	(0.2)	4,662.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	964.0	(3.7)	1,000.7	2,910.8	(2.9)	2,997.4
Commissions	124.9	(2.9)	128.6	393.3	0.6	391.1
Interest and Debt Expense	0.4	(60.0)	1.0	1.7	(48.5)	3.3
Deferral of Acquisition Costs	(78.5)	(3.4)	(81.3)	(253.8)	2.8	(246.9)
Amortization of Deferred Acquisition Costs	78.4	(1.4)	79.5	238.5	(0.2)	239.0
Other Expenses	260.5	1.4	256.8	791.3	1.8	777.3

Total	1,349.7	(2.6)	1,385.3	4,081.8	(1.9)	4,161.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$197.1	14.9	$171.6	$572.0	14.1	$501.5

Operating Ratios (% of Premium Income):
Benefit Ratio	79.3%		80.8%	79.4%		80.7%
Other Expense Ratio	21.4%		20.7%	21.6%		20.9%
Before-tax Operating Income Ratio	16.2%		13.8%	15.6%		13.5%

Unum US Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$20.7	(34.1)%	$31.4	$106.7	(5.5)%	$112.9
Group Short-term Disability	13.8	29.0	10.7	49.1	21.2	40.5
Group Life	28.0	63.7	17.1	108.4	30.9	82.8
AD&D	2.9	70.6	1.7	10.9	36.3	8.0

Subtotal	65.4	7.4	60.9	275.1	12.7	244.2

Supplemental and Voluntary
Individual Disability - Recently Issued	12.2	(19.2)	15.1	39.5	(11.0)	44.4
Group Long-term Care	3.3	(40.0)	5.5	15.2	(31.5)	22.2
Individual Long-term Care	0.4	(75.0)	1.6	2.7	(58.5)	6.5
Voluntary Benefits	29.1	(17.8)	35.4	128.9	(0.3)	129.3

Subtotal	45.0	(21.9)	57.6	186.3	(8.0)	202.4

Total Fully Insured Products	110.4	(6.8)	118.5	461.4	3.3	446.6

ASO Products	0.3	(50.0)	0.6	3.2	(8.6)	3.5

Total Sales	$110.7	(7.1)	$119.1	$464.6	3.2	$450.1

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$50.6	11.0%	$45.6	$181.1	15.6%	$156.6
Large Case Market	14.8	(3.3)	15.3	94.0	7.3	87.6

Subtotal	65.4	7.4	60.9	275.1	12.7	244.2

Supplemental and Voluntary	45.0	(21.9)	57.6	186.3	(8.0)	202.4

Total Fully Insured Products	110.4	(6.8)	118.5	461.4	3.3	446.6

ASO Products	0.3	(50.0)	0.6	3.2	(8.6)	3.5

Total Sales	$110.7	(7.1)	$119.1	$464.6	3.2	$450.1

Unum US sales decreased 7.1 percent and increased 3.2 percent in the third quarter and first nine months of 2009 compared to the prior year periods. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, had sales increases of 11.0 percent and 15.6 percent over the prior year periods. The number of new accounts in our core market segment was consistent with the third quarter of last year and increased 16.2 percent relative to the first nine months of last year. Sales in the group large case market segment decreased 3.3 percent compared to the prior year third quarter and increased 7.3 percent compared to the first nine months of 2008, with the year-to-date growth attributable primarily to one large case. Our year-to-date sales mix is approximately 66 percent core market and 34 percent large case market, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Our supplemental and voluntary sales, which have been negatively impacted by the current economic conditions, decreased 21.9 percent and 8.0 percent in the third quarter and first nine months of 2009 compared to the prior year periods. Sales of group long-term care and voluntary benefits were both negatively affected by lower new sales to existing accounts. However, the number of new accounts for voluntary benefits increased 24.1 percent and 20.1 percent in the third quarter and first nine months of 2009 relative to the prior year comparable periods, demonstrating continued success in our core market segment. Sales for our individual disability line of business, of which approximately 91.1 percent year-to-date are in the multi-life market, decreased 19.2 percent and 11.0 percent compared to the comparable periods of 2008. As expected, sales decreased for individual long-term care, which we discontinued selling effective in 2009.

We continue to focus on our group core market segment, group long-term care, and voluntary products market, as well as disciplined growth in our group large case and individual disability markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$427.4	(6.5)%	$456.9	$1,298.9	(5.8)%	$1,379.3
Group Short-term Disability	110.0	4.3	105.5	325.2	0.0	325.1

Total Premium Income	537.4	(4.4)	562.4	1,624.1	(4.7)	1,704.4
Net Investment Income	157.3	0.1	157.2	475.4	0.1	474.7
Other Income	21.9	(14.5)	25.6	67.1	(10.9)	75.3

Total	716.6	(3.8)	745.2	2,166.6	(3.9)	2,254.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	458.5	(8.8)	502.5	1,409.7	(8.4)	1,539.0
Commissions	39.9	(4.3)	41.7	123.5	(2.1)	126.1
Interest and Debt Expense	0.4	(60.0)	1.0	1.7	(48.5)	3.3
Deferral of Acquisition Costs	(15.7)	6.8	(14.7)	(47.3)	7.3	(44.1)
Amortization of Deferred Acquisition Costs	17.0	(11.0)	19.1	51.0	(11.5)	57.6
Other Expenses	141.5	0.4	141.0	427.0	(0.9)	430.8

Total	641.6	(7.1)	690.6	1,965.6	(7.0)	2,112.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$75.0	37.4	$54.6	$201.0	41.8	$141.7

Operating Ratios (% of Premium Income):
Benefit Ratio	85.3%		89.3%	86.8%		90.3%
Other Expense Ratio	26.3%		25.1%	26.3%		25.3%
Before-tax Operating Income Ratio	14.0%		9.7%	12.4%		8.3%

Premium Persistency:
Group Long-term Disability				87.3%		87.9%
Group Short-term Disability				88.5%		82.1%

Case Persistency:
Group Long-term Disability				87.2%		89.3%
Group Short-term Disability				86.2%		88.1%

Premium income for group disability decreased in the third quarter and first nine months of 2009 relative to the prior year periods. A portion of the decline was expected and is attributable to our pricing, renewal, and risk selection strategy. Premium income for Unum US group business, both disability and life, has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium persistency increased for group short-term disability in both the core and large case segments. Premium persistency for group long-term disability increased in the core market segment but decreased in the large case segment, resulting in an overall decline for group long-term disability. Case persistency declined due to a higher number of terminated cases in the smaller size case market within the core segment. These terminations did not affect premium persistency negatively to the degree they affected case persistency due to a lower average premium per terminated case. Net investment income for the third quarter and first nine months of 2009 was consistent with the prior year periods. Other income includes ASO fees of $14.5 million and $45.0 million for the third quarter and first nine months of 2009 and $16.8 million and $49.4 million for the same periods of 2008.

The benefit ratio for the third quarter and first nine months of 2009 was lower than the prior year periods due primarily to a generally consistent rate of claim recoveries and net favorable claims experience in group long-term disability. Paid claim incidence rates for group long-term disability were higher in the third quarter of 2009 relative to last year’s third quarter, but the average size of new claims was lower. On a year-to-date basis, paid claim incidence rates for group long-term disability were generally consistent with the previous year. Paid claim incidence rates in 2009 for group short-term disability were consistent with the third quarter of 2008 and lower than the first nine months of 2008.

The deferral of acquisition costs increased in comparison to the third quarter and first nine months of 2008 due to a higher level of deferrable expenses. Amortization was lower in the third quarter and first nine months of 2009 relative to the prior year periods due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the third quarter and first nine months of 2009 compared to the prior year periods due primarily to the decline in premium income and an increase in policy maintenance expenses associated with the change in the mix of inforce policies from the large case market to the core market segment. Included in the first nine months of 2008 other expenses was $4.4 million related to a 2008 broker compensation settlement agreement.

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

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Life	$266.8	(0.1)%	$267.2	$793.6	(0.4)%	$796.6
Accidental Death & Dismemberment	26.6	(19.6)	33.1	79.6	(17.7)	96.7

Total Premium Income	293.4	(2.3)	300.3	873.2	(2.3)	893.3
Net Investment Income	32.0	3.6	30.9	95.1	1.1	94.1
Other Income	0.5	—	0.5	1.6	(5.9)	1.7

Total	325.9	(1.7)	331.7	969.9	(1.9)	989.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	206.4	(2.4)	211.5	613.2	(1.0)	619.7
Commissions	21.3	0.5	21.2	64.4	1.3	63.6
Deferral of Acquisition Costs	(12.0)	18.8	(10.1)	(36.0)	20.4	(29.9)
Amortization of Deferred Acquisition Costs	11.6	(15.3)	13.7	34.7	(15.6)	41.1
Other Expenses	48.6	9.2	44.5	146.6	9.4	134.0

Total	275.9	(1.7)	280.8	822.9	(0.7)	828.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$50.0	(1.8)	$50.9	$147.0	(8.5)	$160.6

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.4%	70.2%		69.4%
Other Expense Ratio	16.6%		14.8%	16.8%		15.0%
Before-tax Operating Income Ratio	17.0%		16.9%	16.8%		18.0%

Premium Persistency:
Group Life				86.8%		84.3%
Accidental Death & Dismemberment				87.7%		86.1%

Case Persistency:
Group Life				86.9%		88.9%
Accidental Death & Dismemberment				86.6%		89.1%

Premium income for group life and accidental death and dismemberment decreased in the third quarter and first nine months of 2009 relative to the prior year periods, a portion of which was expected and is due to our pricing, renewal, and risk selection strategy. Premium growth has also been negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for accidental death and dismemberment declined in part due to a reinsurance agreement entered into, effective January 1, 2009, to cede an $8.0 million annualized premium inforce block of business. Premium persistency improved, but case persistency declined in comparison to the prior year period due to a higher number of terminated cases in the fewer than 100 lives market segment. Net investment income increased in the third quarter and first nine months of 2009 relative to the prior year periods due to an increased level of prepayment income on mortgage-backed securities and the investment of new cash at higher yields than that of the existing portfolio. Partially offsetting these increases to investment income was a decline in the yield on floating rate assets.

The benefit ratio in the third quarter of 2009 was consistent with the prior year third quarter, but on a year-to-date basis increased slightly due primarily to a higher average paid claim size for the group life product line.

The deferral of acquisition costs increased in the third quarter and first nine months of 2009 due primarily to an increase in the level of deferrable expenses. Amortization of deferred acquisition costs was lower in the third quarter and first nine months of 2009 relative to the prior year periods due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in the third quarter and first nine months of 2009 in comparison to the prior year periods due primarily to the decline in premium income as well as an increase in policy acquisition-related costs associated with increased sales and an increase in policy maintenance expenses associated with the change in the mix of inforce policies from the large case market to the core market segment.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.5	(0.1)%	$118.6	$356.6	1.0%	$352.9
Long-term Care	147.9	1.1	146.3	444.8	3.1	431.5
Voluntary Benefits	118.0	5.8	111.5	366.5	9.6	334.3

Total Premium Income	384.4	2.1	376.4	1,167.9	4.4	1,118.7
Net Investment Income	113.5	18.0	96.2	327.7	17.9	278.0
Other Income	6.4	(13.5)	7.4	21.7	(3.6)	22.5

Total	504.3	5.1	480.0	1,517.3	6.9	1,419.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	299.1	4.3	286.7	887.9	5.9	838.7
Commissions	63.7	(3.0)	65.7	205.4	2.0	201.4
Deferral of Acquisition Costs	(50.8)	(10.1)	(56.5)	(170.5)	(1.4)	(172.9)
Amortization of Deferred Acquisition Costs	49.8	6.6	46.7	152.8	8.9	140.3
Other Expenses	70.4	(1.3)	71.3	217.7	2.4	212.5

Total	432.2	4.4	413.9	1,293.3	6.0	1,220.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$72.1	9.1	$66.1	$224.0	12.4	$199.2

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.1%		54.4%	52.1%		53.1%
Long-term Care	113.5%		106.7%	110.9%		105.8%
Voluntary Benefits	59.0%		59.3%	57.0%		58.3%
Other Expense Ratio	18.3%		18.9%	18.6%		19.0%
Before-tax Operating Income Ratio	18.8%		17.6%	19.2%		17.8%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	33.5%		36.9%	33.9%		35.8%
Long-term Care	77.5%		75.6%	76.4%		75.4%

Premium Persistency:
Individual Disability - Recently Issued				89.6%		90.6%
Long-term Care				94.8%		95.4%
Voluntary Benefits				79.7%		80.2%

The increase in premium income for the third quarter and first nine months of 2009 relative to the prior year periods is due to prior period sales growth, partially offset by a decline in premium persistency. Net investment income increased relative to the prior year periods primarily due to higher investment income related to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at higher yields than that of the existing portfolio.

The interest adjusted loss ratio for the individual disability – recently issued line of business declined in the third quarter and first nine months of 2009 relative to the prior year periods due primarily to a more favorable claim recovery rate and a lower number of reopened claims. The interest adjusted loss ratio for long-term care increased in the third quarter and first nine months of 2009 relative to the prior year periods due primarily to an increase in paid claim incidence rates. The benefit ratio for voluntary benefits decreased in the third quarter and first nine months of 2009 as compared to the prior year periods due primarily to a larger premium concentration in the disability and critical illness segments, which generally have a more favorable benefit ratio compared to the life segment.

The deferral of acquisition costs decreased in the third quarter and first nine months of 2009 as compared to the prior year periods due to the decrease in sales and the resulting decline in acquisition-related expenses. The amortization of acquisition costs was higher in the third quarter and first nine months of 2009 due to an acceleration of amortization resulting from lower persistency.

The decrease in the other expense ratio in the third quarter and first nine months of 2009 compared to the prior year periods is due primarily to a decrease in acquisition-related expenses related to the decrease in sales.

Segment Outlook

We will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We will seek to continue to improve our financial performance, driven primarily by our group disability line, with greater product diversification through our voluntary product growth. We will continue the expansion of our growth platform – our core group market and voluntary lines of business. Our growth strategy includes offering a broad selection of benefits which provide cost predictability and stability over the long term for our clients through employee funding and defined employer contribution programs. We will continue to leverage capabilities being developed in our growth platform with our large case clients. We will focus on continued innovation for all of our customers and sales force, including the completion of our Simply Unum platform to be effective for larger employers.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. The current downturn may lead to a similar pattern of claim incidence or recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. Although we have not experienced significantly higher levels of disability claims incidence during the first nine months of 2009, we experienced slightly elevated levels in the third quarter of 2009 compared to the second and first quarters of 2009. The higher third quarter incidence occurred in traditionally non-economically sensitive sectors of our business. While we believe this higher incidence could be due to the normal volatility that occurs in our group disability business, we will continue to closely monitor these results. We believe our benefit ratio for group disability will be favorable, on a full year comparison, relative to the level of 2008.

We are experiencing an impact on premium growth which we believe is caused by the uncertain economic environment. We have experienced lower group case persistency, lower supplemental and voluntary persistency, and lower sales in our supplemental and voluntary product lines due in part to the high unemployment rates. Premium growth from existing customers in group disability and group life has declined due to lower salary growth and lower growth in the number of employees covered under an existing policy. We also expect continued volatility in net investment income as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Our outlook for operating results for the remainder of 2009 is continued growth in our group disability and voluntary and supplemental lines of business and flat to declining operating results relative to 2008 for our group life and accidental death and dismemberment line of business.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$121.6	(27.6)%	$167.9	$375.8	(29.3)%	$531.5
Group Life	38.1	(18.6)	46.8	104.2	(28.2)	145.1
Individual Disability	10.0	—	10.0	26.1	(14.1)	30.4

Total Premium Income	169.7	(24.5)	224.7	506.1	(28.4)	707.0
Net Investment Income	22.5	(50.9)	45.8	83.7	(40.1)	139.8
Other Income	0.6	(33.3)	0.9	1.8	38.5	1.3

Total	192.8	(29.0)	271.4	591.6	(30.2)	848.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	85.2	(27.7)	117.8	266.3	(32.9)	396.6
Commissions	11.1	(30.2)	15.9	33.3	(28.7)	46.7
Deferral of Acquisition Costs	(7.9)	(11.2)	(8.9)	(21.0)	(28.6)	(29.4)
Amortization of Deferred Acquisition Costs	7.7	4.1	7.4	22.5	(2.6)	23.1
Other Expenses	38.0	(18.6)	46.7	102.2	(27.9)	141.7

Total	134.1	(25.0)	178.9	403.3	(30.3)	578.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$58.7	(36.5)	$92.5	$188.3	(30.1)	$269.4

Operating Ratios (% of Premium Income):
Benefit Ratio	50.2%		52.4%	52.6%		56.1%
Other Expense Ratio	22.4%		20.8%	20.2%		20.0%
Before-tax Operating Income Ratio	34.6%		41.2%	37.2%		38.1%

Premium Persistency:
Group Long-term Disability				87.7%		87.0%
Group Life				78.2%		74.8%
Individual Disability				88.6%		88.0%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens, as occurred during the third quarter and first nine months of 2009 relative to the same periods of 2008, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	£74.2	(16.3)%	£88.6	£244.3	(10.4)%	£272.7
Group Life	23.3	(5.7)	24.7	67.4	(9.5)	74.5
Individual Disability	5.9	11.3	5.3	16.8	7.7	15.6

Total Premium Income	103.4	(12.8)	118.6	328.5	(9.5)	362.8
Net Investment Income	13.7	(43.2)	24.1	54.6	(24.0)	71.8
Other Income	0.4	(20.0)	0.5	1.2	71.4	0.7

Total	117.5	(17.9)	143.2	384.3	(11.7)	435.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	51.8	(16.2)	61.8	172.6	(15.0)	203.0
Commissions	6.7	(20.2)	8.4	21.6	(10.0)	24.0
Deferral of Acquisition Costs	(4.9)	6.5	(4.6)	(13.6)	(9.3)	(15.0)
Amortization of Deferred Acquisition Costs	4.7	20.5	3.9	14.6	22.7	11.9
Other Expenses	23.4	(5.3)	24.7	66.1	(9.2)	72.8

Total	81.7	(13.3)	94.2	261.3	(11.9)	296.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£35.8	(26.9)	£49.0	£123.0	(11.3)	£138.6

Weighted Average Pound/Dollar Exchange Rate	1.640		1.888	1.531		1.944

Premium income declined in the third quarter and first nine months of 2009 relative to the prior year periods due to lower premium growth from existing customers and also due to a decline in the inforce block of business resulting from lower persistency and sales in 2008. Also contributing to the comparative decline on a year-to-date basis was an increase in group long-term disability premium income of £2.8 million in the first nine months of 2008 relating to a non-recurring reinsurance premium on a previously acquired claims block. Net investment income decreased in the third quarter and first nine months of 2009 relative to the prior year periods due primarily to a reduction in inflation which reduced the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group long-term disability policies that provide for inflation-linked increases in disability benefits. The decrease in 2009 net investment income attributable to these index-linked bonds was generally offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability policies, as further discussed below.

The lower benefit ratio in the third quarter and first nine months of 2009 in comparison to the prior year periods was primarily due to the impact of lower inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature as well as a decline in the level of claim incidence for group long-term disability. Partially offsetting these items is a lower rate of claim recoveries in the group disability line of business. Changes in the benefit ratio for group life during the third quarter and first nine months of 2009 relative to the prior year periods result primarily from variability in the rate of claim incidence.

Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by lower claim payments and reserves. The benefits reset to a higher payment when the rate of inflation increases but are not reset to a lower payment due to a decrease in the rate of inflation, whereas investment income on the inflation index-linked bonds can fluctuate either positively or negatively depending on the movement in the inflation rate. We expect the trend of lower investment income and lower benefits may continue throughout the remainder of 2009 due to the current expectation that inflation in the U.K. will remain below target.

The level of deferral of acquisition costs in the third quarter of 2009 is relatively consistent with the prior year period. The decrease in deferral of acquisition costs in the first nine months of 2009 relative to the prior year period is due primarily to a lower level of deferrable expenses. The increase in amortization of acquisition costs in the third quarter and first nine months of 2009 relative to the prior year periods is due primarily to an increase in amortization related to internal replacement transactions.

Although expenses are lower than the prior year periods, the other expense ratio compares unfavorably to the prior year periods due to a lower level of premium income in 2009. We believe that the disciplined cost management process we implemented during the fourth quarter of 2008 will continue to reduce our operating expenses in the future through the implementation of expense efficiencies and alignment of expenses with premium growth.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Group Long-term Disability	$13.5	(16.7)%	$16.2	$45.3	(16.4)%	$54.2
Group Life	17.1	N.M.	4.8	31.8	150.4	12.7
Individual Disability	1.5	(21.1)	1.9	4.1	(26.8)	5.6

Total Sales	$32.1	40.2	$22.9	$81.2	12.0	$72.5

Group Long-term Disability	£8.3	(2.4)%	£8.5	£29.6	6.9%	£27.7
Group Life	10.4	N.M.	2.6	20.0	203.0	6.6
Individual Disability	0.9	—	0.9	2.6	(7.1)	2.8

Total Sales	£19.6	63.3	£12.0	£52.2	40.7	£37.1

N.M. = not a meaningful percentage

Sales in Unum UK increased in the third quarter and first nine months of 2009 compared to the prior year periods, aided by the exit of another large insurance provider from the U.K. group risk market. The sales growth in group life was attributable to sales growth in both the core market, which we define for Unum UK as employee groups with less than 500 lives, and in the large case market. For the third quarter and first nine months of 2009, group disability had sales increases in the core market and large case market segments. Sales of group long-term disability and group life were both negatively affected during 2009 by lower sales to existing accounts.

Segment Outlook

We will continue our commitment to our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong leadership position in the U.K., but in the current competitive market we have a cautious outlook for premium growth. We are exploring additional market opportunities to expand our growth in the group market through new product offerings. We continue to make progress on our initiative to provide the U.K. market with industry leading services, processes, systems, and operational capability.

Regarding the current economic downturn, we have not yet experienced any significant deterioration in disability claims incidence or claim recoveries. We have experienced an impact on sales and premium growth, particularly in the expansion of existing accounts, and expect this may continue in the near term if current economic conditions persist. Our sales and premium growth could be further impacted by a prolonged competitive pricing environment. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results. We expect that our results for full year 2009, when translated into dollars for consolidated reporting, will compare unfavorably to 2008 due to the weakening of the pound.

Our outlook for the remainder of 2009 is to maintain strong profit margins, although we expect the margins may decline slightly from the levels of 2008 and early 2009. We believe the implementation of our disciplined cost management process will reduce our operating expenses relative to premium income.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$156.2	2.4%	$152.6	$467.8	3.3%	$452.7
Life	41.1	5.1	39.1	123.1	5.6	116.6
Cancer and Critical Illness	56.2	5.0	53.5	166.8	5.0	158.9

Total Premium Income	253.5	3.4	245.2	757.7	4.1	728.2
Net Investment Income	29.4	10.9	26.5	85.4	8.4	78.8
Other Income	0.1	—	0.1	0.4	33.3	0.3

Total	283.0	4.1	271.8	843.5	4.5	807.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	122.1	4.8	116.5	355.8	3.5	343.8
Commissions	53.4	1.5	52.6	160.8	1.1	159.1
Deferral of Acquisition Costs	(57.1)	3.4	(55.2)	(171.0)	1.6	(168.3)
Amortization of Deferred Acquisition Costs	44.3	4.5	42.4	134.0	7.6	124.5
Other Expenses	49.9	1.2	49.3	151.3	3.3	146.4

Total	212.6	3.4	205.6	630.9	4.2	605.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$70.4	6.3	$66.2	$212.6	5.4	$201.8

Operating Ratios (% of Premium Income):
Benefit Ratio	48.2%		47.5%	47.0%		47.2%
Other Expense Ratio	19.7%		20.1%	20.0%		20.1%
Before-tax Operating Income Ratio	27.8%		27.0%	28.1%		27.7%

Premium Persistency:
Accident, Sickness, and Disability				74.0%		75.9%
Life				84.6%		84.7%
Cancer and Critical Illness				83.5%		84.1%

The relatively low growth in premium income for the third quarter and first nine months of 2009 compared to the prior year periods was attributable to lower sales during the first half of 2009 and the unfavorable persistency resulting from the loss of a few large policyholder accounts. Net investment income increased in the third quarter and first nine months of 2009 in comparison to the prior year periods due primarily to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The benefit ratio increased in the third quarter of 2009 relative to the prior year period due to a higher benefit ratio in the cancer and critical illness line of business, which resulted from a higher level of paid claims on older cancer policies. The overall benefit ratio for this segment remained stable in the first nine months of 2009 relative to the prior year period, with a lower benefit ratio in the life and cancer and critical illness lines of business mostly offset by a higher benefit ratio in the accident, sickness, and disability line of business. The cancer and critical illness product line reported a lower benefit ratio in the first nine months of 2009 relative to the prior year periods due primarily to a release of active life reserves, partially offset by an increase in disabled life reserves associated with the older cancer products. The increase in the benefit ratio in the accident, sickness and disability line of business resulted primarily from a slight increase in the claim incidence rates relative to the favorable experience of last year.

The amortization of deferred acquisition costs was higher in the first nine months of 2009 due to the continued increase in the level of deferred acquisition costs as well as the fluctuation in amortization related to certain of our interest-sensitive policies. The other expense ratio for the third quarter and first nine months of 2009 decreased when compared with the prior year periods due to our continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Accident, Sickness, and Disability	$50.2	1.0%	$49.7	$145.6	(1.0)%	$147.1
Life	16.4	10.8	14.8	44.7	2.5	43.6
Cancer and Critical Illness	11.9	4.4	11.4	33.8	(0.9)	34.1

Total Sales	$78.5	3.4	$75.9	$224.1	(0.3)	$224.8

Colonial Life’s sales in the third quarter of 2009 increased 3.4 percent relative to the same period last year, with sales growth in the public sector market partially offset by sales declines within the commercial market segment. New account sales increased by 10.9 percent in the third quarter of 2009 relative to the prior year. Existing account sales decreased 0.9 percent, an improvement from the comparative year over year declines reported in the first two quarters of 2009. Sales on a year-to-date basis are relatively consistent with the level of last year. The number of new accounts and the average new case size for the first nine months of 2009 both increased relative to the comparable prior year period.

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

Periods of economic downturns have historically had minimal impact on the operations of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first nine months of 2009, we did not experience a significant increase in claim incidence levels in the aggregate or in any particular market sector. We have experienced an impact on sales and premium growth and expect this may continue in the near term if current economic conditions continue to affect the buying patterns of employees or cause employers to defer introduction of new plans. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$221.5	(6.7)%	$237.5	$679.1	(4.8)%	$713.1
Net Investment Income	184.4	(2.6)	189.3	558.2	(3.5)	578.6
Other Income	24.3	2.1	23.8	77.0	5.0	73.3

Total	430.2	(4.5)	450.6	1,314.3	(3.7)	1,365.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	369.7	(3.8)	384.2	1,122.2	(3.0)	1,156.8
Commissions	14.2	(9.0)	15.6	44.3	(5.5)	46.9
Interest and Debt Expense	3.4	(57.5)	8.0	13.5	(52.0)	28.1
Other Expenses	35.7	(11.4)	40.3	105.8	(6.0)	112.6

Total	423.0	(5.6)	448.1	1,285.8	(4.4)	1,344.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$7.2	188.0	$2.5	$28.5	38.3	$20.6

Interest Adjusted Loss Ratio	81.6%		81.5%	81.6%		82.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	16.1%		17.0%	15.6%		15.8%
Before-tax Operating Income Ratio	3.3%		1.1%	4.2%		2.9%

Premium Persistency				93.2%		93.9%

The decrease in premium income for the third quarter and first nine months of 2009 relative to the prior year periods is due to the expected run-off of this block of closed business due to lower persistency and policy maturities. Net investment income decreased in the third quarter and first nine months of 2009 compared to the prior year periods due primarily to lower interest rates on floating rate assets as well as a lower level of assets supporting this closed block of business, partially offset by an increased level of prepayment income on mortgage-backed securities.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased slightly compared to the prior year periods due to favorable experience in the reinsured blocks.

The interest adjusted loss ratio for the third quarter and first nine months of 2009 are generally consistent with the prior year periods. Interest and debt expense decreased from the prior year third quarter and first nine months due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal payments made during the last 12 months.

The other expense ratio declined in the third quarter and first nine months of 2009 compared to the same periods last year due to a $4.7 million litigation settlement and higher legal fees experienced in the third quarter and first nine months of 2008.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2009	% Change	2008	2009	% Change	2008
Operating Revenue
Premium Income	$1.2	—%	$—	$1.7	88.9%	$0.9
Net Investment Income	40.5	(17.0)	48.8	125.4	(19.2)	155.2
Other Income	8.1	(10.0)	9.0	26.5	(4.0)	27.6

Total	49.8	(13.8)	57.8	153.6	(16.4)	183.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	24.1	(11.1)	27.1	69.9	(16.1)	83.3
Commissions	—	(100.0)	0.3	0.5	(50.0)	1.0
Interest and Debt Expense	24.1	(14.5)	28.2	75.7	(16.4)	90.5
Other Expenses	15.3	62.8	9.4	50.1	122.7	22.5

Total	63.5	(2.3)	65.0	196.2	(0.6)	197.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$(13.7)	90.3	$(7.2)	$(42.6)	213.2	$(13.6)

Non-Insurance Product Results

Operating revenue was $17.5 million and $52.8 million in the third quarter and first nine months of 2009 compared to $23.9 million and $81.1 million in the same periods of 2008. Operating losses were $21.0 million and $67.3 million in the third quarter and first nine months of 2009 compared to $10.7 million and $24.4 million in the same periods of 2008.

The decrease in operating revenue in the third quarter and first nine months of 2009 compared to the prior year periods is due primarily to a decrease in net investment income resulting from lower levels of assets and lower interest rates on short-term investments.

Interest and debt expense declined in the third quarter and first nine months of 2009 relative to the prior year periods due primarily to lower average levels of outstanding debt. On September 30, 2009, we issued $350.0 million of senior notes against our open shelf registration.

Other expenses were $14.4 million and $44.4 million in the third quarter and first nine months of 2009 compared to $6.4 million and $15.0 million in the comparable periods of 2008. The increase is due primarily to increased pension costs in the third quarter and first nine months of 2009 of approximately $10.5 million and $31.3 million, respectively.

Insurance Product Results

Operating revenue for our insurance products was $32.3 million and $100.8 million in the third quarter and first nine months of 2009, compared to $33.9 million and $102.6 million in the same periods of 2008. These closed lines of business had operating income of $7.3 million and $24.7 million in the third quarter and first nine months of 2009 compared to $3.5 million and $10.8 million in the same periods of 2008.

Segment Outlook

The general economic outlook for corporate bond defaults continues to be high relative to historical levels. We have tested whether our capital plan for the remainder of 2009 has sufficient cushion to absorb possible losses. We believe the current levels of our holding company liquidity and statutory capital position us well for the economic downturn. It is possible, however, that defaults in our investment portfolio will result in realized investment losses, reduced net investment income, and lower statutory capital. Depending on the magnitude of defaults, it is possible that we would need to seek external financing.

We expect our annual 2009 pension costs to be approximately $42.0 million higher than the level of 2008. This increase in expense is being charged to our Corporate and Other segment. Interest and debt expense will also be higher in the fourth quarter of 2009 and in future periods as compared to the third quarter of 2009 due to the issuance of debt on September 30, 2009, as previously discussed.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At September 30, 2009, we held $17.1 million fair value ($17.0 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $176.5 million fair value ($182.2 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A2. We held $353.2 million fair value ($470.2 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment philosophy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

Investment Results

Net investment income was lower in the third quarter and first nine months of 2009 relative to the prior year periods. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. During the third quarter and first nine months of 2009 relative to last year, we also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index. This decrease in net investment income was largely offset by lower claim reserves due to lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate invested assets, largely offset by lower interest expense on our floating rate debt. We also received fewer bond call premiums and consent fees during the third quarter and first nine months of 2009 compared to the prior year periods. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and a slight increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.77 percent as of September 30, 2009, and the weighted average credit rating was A3. This compares to a yield of 6.72 percent as of December 31, 2008 and a weighted average credit rating of A2. At September 30, 2009, the weighted average duration of our policyholder liability portfolio was approximately 8.27 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.01 years.

Before-tax realized investment gains and losses recognized in earnings are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Fixed Maturity Securities
Gross Gains on Sales	$22.6	$10.6	$37.9	$43.5
Gross Losses on Sales	(22.7)	(37.0)	(68.5)	(65.5)
Other-Than-Temporary Impairment Loss	(33.6)	(68.0)	(155.3)	(74.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.2	—	10.4	9.3
Gross Losses on Sales	—	(0.3)	(0.3)	(3.8)
Impairment Loss	(3.0)	(3.2)	(7.0)	(7.8)
Embedded Derivative in Modified
Coinsurance Arrangement	44.4	(67.9)	208.1	(107.0)
Other Derivatives	—	—	12.3	(2.0)

Net Realized Investment Gain (Loss)	$14.9	$(165.8)	$37.6	$(208.2)

2009 Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations have weakened materially in the first quarter 2009, as well as the continued weakness in the economy, have led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $23.9 million on securities issued by a U.S. automotive parts company. Due to the weak economy, automobile production decreased dramatically in recent quarters, with the expectation of further production reductions in future quarters. Declining earnings caused the company to be out of compliance with covenants in certain of its debt issues. The company eventually obtained waivers on these covenants, the terms of which precluded the company from making interest payments on certain of its other debt issues. The company was unable to cure this default within the grace period and ultimately was forced to file for bankruptcy. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $23.7 million on principal protected equity linked trust certificates representing our investment in a trust which holds forward contracts to purchase shares of a Vanguard S&P 500 index mutual fund. We recognized the other-than-temporary impairment loss because we intend to sell the security. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $20.1 million on securities issued by a large specialty chemical company. The company reported fourth quarter 2008 earnings that were weaker than expected, which limited its prospects of refinancing its 2009 debt maturities. The company had been pursuing asset sales to raise cash but was unable to do so in time to avoid a financial restructuring. During the first quarter of 2009, the company filed for bankruptcy protection. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production has decreased dramatically in recent quarters, with the expectation of further production cuts in future quarters. The U.S. government has made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faces increased challenges. While the company recently obtained covenant relief from its banks and has no major debt payments due until 2011, in March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first nine months of 2009, we recognized an other-than-temporary impairment loss of $16.9 million on securities issued by a U.K. financial institution. During 2008, a significant decrease in funding liquidity ultimately required the U.K. government to nationalize this institution. In this process, the government provided guarantees on deposits, senior debt, and loans. Since 2008, the company initiated several programs to improve its liquidity and to repay the loans to the government. In the first quarter of 2009, the company announced it had developed a plan for a legal and capital restructuring of the company, which it expected to complete in the second half of 2009. During the second quarter of 2009, the company submitted its plan to the European Commission (EC) and requested permission to begin the program under EC competition rules. The EC recently released various aspects of the company’s restructuring plan, which included splitting the company into multiple entities. The EC has expressed an unofficial opinion that the company’s proposed structure would likely not be accepted as proposed due to the EC’s belief that the plan would put the company into a non-competitive position. Despite the EC concerns, the U.K. government has shown its intentions to split the company, and it now appears we will be unable to recover the entire cost basis of our securities, which are subordinate to the government’s debt as well as other creditors. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

2009 Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•

During the first nine months of 2009, we recognized a loss of $14.2 on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this investment have no impact on other investments.

2008 Realized Investment Losses $10.0 Million or Greater from Other than Temporary Impairments

•

During the first nine months of 2008, we recognized an other than temporary impairment loss of $39.3 million on a principal protected equity linked note which contained an embedded forward contract to purchase shares of a Vanguard S&P 500 index mutual fund. The note also provided principal protection through the substitution of highly rated bonds in place of the underlying S&P 500 index mutual fund, should a specified trigger event occur. As of September 30, 2008, the decline in the S&P 500 index had not been significant enough to trigger the substitution of the highly rated bonds, but due to the then recent steep decline in the S&P 500 index, we could no longer conclude that the value of the underlying S&P 500 index mutual fund would equate to or exceed the par value of the security at maturity. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years. The circumstances of this impaired investment have no impact on other investments.

•

During the first nine months quarter of 2008, we recognized an other than temporary impairment loss of $27.0 million on securities issued by a large investment banking firm. The company experienced a rapid deterioration in its credit and derivatives portfolio, which made it impossible for the firm to raise additional capital or to sell assets to increase liquidity. The inability to raise capital forced the company to file for bankruptcy protection in the third quarter of 2008. The firm was rated A2 by Moody’s and A by S&P at the time of the bankruptcy filing. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

2008 Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•	During the first nine months quarter of 2008, we recognized a loss of $16.2 million on the sale of securities issued by the large investment banking firm discussed above.

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

The changes in fair value of this embedded derivative recognized as realized gains and losses during the first nine months of 2009 and 2008 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(152.4) million at September 30, 2009 compared to $(360.5) million at December 31, 2008 and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

Fixed maturity securities at September 30, 2009, included $37.5 billion, or 99.8 percent, of bonds and $84.1 million, or 0.2 percent, of redeemable preferred stocks. The following table shows the fair value composition by internal industry classification of the fixed maturity security portfolio and the associated unrealized gains and losses.

Fixed Maturity Securities – By Industry Classification

As of September 30, 2009

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$1,997.7	$11.0	$648.6	$90.8	$1,349.1	$101.8
Capital Goods	3,209.0	191.3	754.3	50.7	2,454.7	242.0
Communications	2,378.9	204.6	353.4	41.0	2,025.5	245.6
Consumer Cyclical	1,196.9	(22.0)	426.6	83.4	770.3	61.4
Consumer Non-Cyclical	4,943.5	405.5	640.0	44.2	4,303.5	449.7
Energy (Oil & Gas)	2,988.7	291.8	344.8	26.0	2,643.9	317.8
Financial Institutions	2,862.7	(153.9)	1,543.9	222.0	1,318.8	68.1
Mortgage/Asset-Backed	3,779.4	340.9	278.9	5.2	3,500.5	346.1
Sovereigns	1,523.8	148.5	50.7	0.2	1,473.1	148.7
Technology	799.7	57.1	135.1	10.3	664.6	67.4
Transportation	978.1	114.4	46.2	3.1	931.9	117.5
U.S. Government Agencies and Municipalities	2,167.6	53.6	793.5	98.3	1,374.1	151.9
Utilities	8,683.6	560.0	1,533.0	107.1	7,150.6	667.1
Redeemable Preferred Stocks	84.1	(3.2)	24.4	3.2	59.7	—

Total	$37,593.7	$2,199.6	$7,573.4	$785.5	$30,020.3	$2,985.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2009 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2009. As is shown in the time period progression, the elevated level of unrealized losses during the second half of 2008 and continuing into the early part of 2009 resulted primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of September 30, 2009

(in millions of dollars)
	2009			2008
	September 30	June 30	March 31	December 31	September 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$5.5	$19.8	$95.2	$171.3	$293.4
> 90 <= 180 days	1.7	30.2	107.7	342.3	223.2
> 180 <= 270 days	0.2	47.2	321.8	271.8	231.3
> 270 days <= 1 year	2.1	133.4	270.2	292.9	50.6
> 1 year <= 2 years	132.6	367.4	598.8	461.4	465.3
> 2 years <= 3 years	155.9	303.2	247.7	198.1	477.7
> 3 years	170.3	435.0	455.9	404.2	391.3

Sub-total	468.3	1,336.2	2,097.3	2,142.0	2,132.8

Fair value < 70% >= 40% of amortized cost

<= 90 days	—	—	4.1	—	4.9
> 90 <= 180 days	—	—	2.1	8.6	1.2
> 180 <= 270 days	—	3.0	29.3	76.6	18.5
> 270 days <= 1 year	2.7	—	71.0	76.4	—
> 1 year <= 2 years	—	87.1	197.6	261.2	77.9
> 2 years <= 3 years	2.2	94.8	172.9	69.9	60.0
> 3 years	0.4	39.2	275.3	187.9	55.3

Sub-total	5.3	224.1	752.3	680.6	217.8

Fair Value < 40%

> 270 days <= 1 year	—	—	—	6.3	—
> 1 year <= 2 years	—	—	43.8	31.3	—
> 2 years <= 3 years	—	—	61.7	22.9	—
> 3 years	0.6	0.6	13.2	0.6	—

Sub-total	0.6	0.6	118.7	61.1	—

Total	$474.2	$1,560.9	$2,968.3	$2,883.7	$2,350.6

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of September 30, 2009

(in millions of dollars)
	2009			2008
	September 30	June 30	March 31	December 31	September 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$—	$1.4	$0.7	$25.6	$11.5
> 90 <= 180 days	0.4	0.7	18.5	48.7	10.5
> 180 <= 270 days	0.1	25.9	37.9	42.2	27.6
> 270 days <= 1 year	14.9	23.1	36.9	16.3	19.4
> 1 year <= 2 years	80.8	121.9	62.5	39.8	88.7
> 2 years <= 3 years	64.2	59.5	7.0	0.4	14.5
> 3 years	21.3	34.2	20.7	26.6	30.1

Sub-total	181.7	266.7	184.2	199.6	202.3

Fair value < 70% >= 40% of amortized cost

> 90 <= 180 days	—	—	23.1	17.5	—
> 180 <= 270 days	—	8.8	16.8	32.3	2.6
> 270 days <= 1 year	7.1	9.7	37.9	18.4	3.5
> 1 year <= 2 years	48.4	121.0	197.7	160.8	29.9
> 2 years <= 3 years	25.2	38.7	36.1	28.1	8.4
> 3 years	48.9	74.1	29.3	67.5	54.7

Sub-total	129.6	252.3	340.9	324.6	99.1

Fair Value < = 40%

> 180 <= 270 days	—	—	—	6.2	—
> 270 days <= 1 year	—	—	2.7	15.3	—
> 1 year <= 2 years	—	—	73.2	39.7	36.5
> 2 years <= 3 years	—	12.1	28.8	37.1	21.8
> 3 years	—	—	91.4	45.5	28.6

Sub-total	—	12.1	196.1	143.8	86.9

Total	$311.3	$531.1	$721.2	$668.0	$388.3

The following two tables show our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type, and with a gross unrealized loss of $20.0 million or greater, by individual security.

Gross Unrealized Losses on Fixed Maturity Securities

As of September 30, 2009

$10.0 Million or Greater

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

U.S. Government Agencies and Municipalities	$617.2	$72.8	2
Financial Institutions	236.9	54.0	6

Total	$854.1	$126.8	8

Below-Investment-Grade

Financial Institutions	$94.3	$65.5	4
Consumer Cyclical	61.0	23.2	2
Basic Industry	22.5	18.0	1

Total	$177.8	$106.7	7

$20.0 Million or Greater

(in millions of dollars)
Fixed Maturity Securities	Fair Value	Gross Unrealized Loss	Length of Time in a Loss Position
Investment-Grade

U.S. Government Sponsored Mortgage Funding Company	$590.5	$62.5	>3 years

Below-Investment-Grade

U.K. Financial Institution	$55.3	$36.1	>3 years

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

•

The fixed maturity securities of the U.S. government sponsored mortgage funding company were issued by the Federal Home Loan Mortgage Corporation. The securities were rated AAA by S&P as of September 30, 2009, with no negative outlook by any major rating agencies. The decline in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the overall mortgage market.

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

At September 30, 2009, our mortgage/asset-backed securities had an average life of 4.36 years, effective duration of 3.60 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2009, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,731.3 million and $2,467.6 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,375.1 million and $1,274.8 million on an amortized cost basis at September 30, 2009 and December 31, 2008, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity is currently low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At September 30, 2009, we held three mortgage loans considered impaired, two of which are delinquent more than 30 days as to interest or principal payments. These loans are carried at the estimated net realizable value of $11.5 million, net of a valuation allowance of $4.3 million. At December 31, 2008, impaired mortgage loans totaled $5.2 million. We had no valuation allowance for mortgage loans at December 31, 2008.

See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our investments.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized interest rate futures contracts, current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $18.8 million at September 30, 2009. The carrying value of fixed maturity securities posted as collateral to our counterparties was $102.8 million at September 30, 2009. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our derivative financial instruments.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $35.8 million and $11.8 million on a fair value basis at September 30, 2009 and December 31, 2008, respectively.

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

We have met all minimum pension funding requirements set forth by ERISA. During the first nine months of the year, we made voluntary contributions of $70.0 million in 2009 and $55.0 million in 2008 to our U.S qualified defined benefit pension plan, based on current tax law. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. During the first nine months of 2009, we made contributions of £2.6 million to our U.K. pension plan. We anticipate that we will make additional contributions of approximately £0.7 million during the fourth quarter of 2009.

We issued $350.0 million of senior notes against our open shelf registration on September 30, 2009. In the near term, we expect that our need for external financing is small, but changes in our business as noted above could increase our need. We currently have a $250.0 million unsecured revolving credit facility that is due to expire December 8, 2009. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company liquidity can be utilized to mitigate potential losses from defaults.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $853.6 million for the nine months ended September 30, 2009, compared to $1,021.6 million for the comparable period of 2008. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first nine months of 2009 and 2008 include our pension contributions previously discussed.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $738.9 million for the nine months ended September 30, 2009 compared to $200.8 million for the comparable period of 2008.

Proceeds from sales and maturities of available-for-sale securities in the first nine months of 2009 were lower than the level of the comparable period of 2008 primarily due to a decrease in bond maturities, bond calls, and proceeds from mortgage-backed securities prepayments. Proceeds also declined due to lower sales of fixed maturity securities and the translation of investment proceeds from our U.K. operations at lower exchange rates. Proceeds from sales and maturities of other investments increased in the first nine months of 2009 primarily due to the sale of other long-term investments and an increase in proceeds from terminations of derivatives within our cash flow hedging programs. This increase was partially offset by a decline in proceeds from commercial mortgage loan maturities and prepayments.

Purchases of available-for-sale securities decreased during the first nine months of 2009 relative to the same period of 2008. This decrease resulted from fewer funds available for reinvestment as compared to the prior year due to the lower level of proceeds from sales and maturities of available-for-sale securities, as noted in the preceding paragraph, and from the lower exchange rate for translation of purchases within our U.K. operations.

Net sales of short-term investments decreased during the first nine months of 2009 relative to the comparable prior year period due in part to the sale of investments during 2008 to help fund the $700.0 million accelerated share repurchase agreements executed one half in each of January and August 2008, as well as the 2008 transition to floating rate fixed maturity securities in lieu of short-term investments. This decrease in proceeds was partially offset by the transition of our portfolio out of short-term investments into fixed maturity securities during the first nine months of 2009.

Proceeds from the acquisition of business for the nine months ended September 30, 2008 relate to the Unum UK acquisition of a group long-term disability claims portfolio.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $55.8 million for the nine months ended September 30, 2009 compared to net cash used of $914.4 million for the comparable period of 2008.

During the first nine months of 2009, we received proceeds of $350.0 million, less debt issuance costs of $3.2 million, from the September 30, 2009 issuance of $350.0 million of 7.125% senior notes due September 30, 2016.

During the first nine months of 2009, we purchased and retired the remaining $132.2 million of our outstanding 5.859% notes, $1.2 million aggregate principal of our 7.19% medium-term notes, and $0.6 million aggregate principal of our 6.75% notes and repaid the $58.3 million reverse repurchase agreements outstanding at December 31, 2008.

During each of the first nine months of 2009 and 2008, Tailwind Holdings made principal payments of $7.5 million on its floating rate, senior secured non-recourse notes due 2036. During the first nine months of 2009 and 2008, Northwind Holdings made principal payments of $19.9 million and $35.7 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

During the first nine months of 2008, we completed our $700.0 million authorized share repurchase program using an accelerated share repurchase agreement, purchased and retired $36.6 million aggregate principal amount of our outstanding 6.85% notes due 2015, and retired the remaining $175.0 million of our 5.997% senior notes.

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

Debt

At September 30, 2009, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,580.2 million. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 21.1 percent at September 30, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 25.6 percent at September 30, 2009 compared to 26.6 percent at December 31, 2008.

In September 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries.

During the first nine months of 2009, we made principal payments of $19.9 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively. We also purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009, $1.2 million aggregate principal of our 7.19% medium-term notes due 2028, and $0.6 million aggregate principal of our 6.75% notes due 2028. We also repaid all outstanding reverse repurchase agreements.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. During the third quarter of 2009, Moody’s issued a ratings downgrade from A2 to Baa1 on the debt rating of the non-recourse debt issued by Northwind Holdings, which will cause an increase in the fee paid to the third party guarantor on Northwind Holdings’ debt. The increase in this fee is not expected to be material to our earnings on a consolidated basis or to earnings for the individual disability—closed block segment. Any further ratings downgrade from either S&P or Moody’s with respect to non-recourse debt issued by Tailwind Holdings or Northwind Holdings could cause additional increases in the fees paid to the third party guarantor on those debt issuances but would not cause a breach. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008, for further discussion.

Commitments and Off-Balance Sheet Arrangements

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. During the first nine months of 2009, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt, as previously discussed.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves an annual review meeting; included as well are other meetings not limited to quarterly updates regarding our business. Earlier in the year, we held our annual review meeting with Moody’s. During the second quarter, we held our annual review meeting with S&P. We expect to hold our annual review meetings with AM Best and Fitch during the fourth quarter of 2009.

On September 25, 2009, S&P affirmed its ratings of Unum Group and its operating subsidiaries, maintaining the outlook for the Company as “stable.” On June 9, 2009, Moody’s affirmed its ratings of Unum Group and its operating subsidiaries, also maintaining the outlook for the Company as “stable.” On May 4, 2009, Fitch affirmed its ratings for the Company and maintained the outlook for the Company as “positive.” On March 13, 2009, AM Best affirmed its ratings of Unum Group and its operating subsidiaries, maintaining the outlook for the Company as “stable.”

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

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first nine months of 2009 or prior to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. During the first nine months of 2009, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Consulting Agreement between Unum Group and Robert C. Greving dated as of September 30, 2009.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 4, 2009, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: November 4, 2009	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 4, 2009	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer