Form 10-K
period 2009-12-31
Unum Group
filed 2010-02-26
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $5.3 billion. As of February 24, 2010, there were 332,375,870 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management’s Discussion and Analysis in Item 7, and the consolidated financial statements and related notes in Item 8), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	Unfavorable economic or business conditions, both domestic and foreign, including the continued financial market disruption.
•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.
•	Sustained periods of low interest rates.
•

Changes in claim incidence and recovery rates due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, and the effectiveness of claims management operations.

•	Fluctuation in insurance reserve liabilities.
•	Investment results, including but not limited to, realized investment losses resulting from impairments that differ from our assumptions and historical experience.
•	Changes in interest rates, credit spreads, and securities prices.
•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.
•	Changes in our financial strength and credit ratings.
•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.
•	Effectiveness in supporting new product offerings and providing customer service.
•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.
•	Lower than projected persistency and lower sales growth.
•	Changes in accounting standards, practices, or policies.
•	Effectiveness of our risk management program.
•	The level and results of litigation.
•	Currency exchange rates.
•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.
•	Ability and willingness of reinsurers to meet their obligations.
•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.
•	Events or consequences relating to terrorism and acts of war, both domestic and foreign.
•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including employer- and employee-paid group benefits, life insurance, long-term care insurance, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment and the Corporate and Other segment. These segments are discussed more fully under “Reporting Segments” included herein in Item 1.

Business Strategies

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. We offer group, individual, and voluntary benefits either as stand alone products or combined with other coverages to provide comprehensive benefits solutions for employers of all sizes. These benefits help businesses attract and retain a stronger workforce, while protecting the incomes and lifestyles of employees and their families. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at middle and lower incomes, are perhaps the most vulnerable in today’s economy and are often overlooked by many providers of financial services and products. Yet the need for employees to have access to low-cost benefits in the workplace has never been greater. For many people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

We have established a corporate culture consistent with the social values our products provide. With a workforce of engaged employees dedicated to meeting the needs of our customers every day, we are committed to operating with integrity and being accountable for our actions. We believe our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy ensure that we operate efficiently and identify and address potential areas of risk from all corners of our business. We have also applied these same values to our social responsibility efforts. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities.

We are an industry leader, and we believe that we are well-positioned in our sector. Due to the nature of our business, however, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed herein may cause our results to differ from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe that we can meet the challenges presented by the current economic environment.

In spite of the uncertain economic environment, we continue to make steady and disciplined progress, executing on our business plans and strengthening our financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

During 2010, our focus will remain on disciplined top-line growth and capital management. Objectives for the year include:

•	Consistently execute our operating plans with an emphasis on disciplined, profitable growth.
•	Further enhance financial flexibility through solid operating and investment performance, as well as a disciplined approach to capital management.
•	Continue to invest in our business, including our products and services, as well as in the professional development of our employees.
•	Remain positioned to capitalize on long-term growth opportunities in the marketplace.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Measured as a percentage of consolidated premium income for the year ended December 31, 2009, premium income was approximately 65.2 percent for the Unum US segment, 9.2 percent for Unum UK, 13.6 percent for Colonial Life, and 12.0 percent for the Individual Disability – Closed Block and Corporate and Other segments combined.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability – recently issued, group and individual long-term care, and brokerage voluntary benefits products, issued primarily by Unum America, Provident, and Paul Revere Life. Paul Revere Life no longer actively markets new business but continues to service its existing business. Premium income for this segment totaled $4,873.1 million in 2009. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. We discontinued selling individual long-term care insurance effective in 2009.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 44.3 percent of the Unum US segment premium income in 2009. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

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

Profitability of group long-term and short-term disability insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in disability claims experience. Also important is the general state of the economy; for example, during a recession the incidence of claims tends to increase under this type of insurance. In general, experience rated disability coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully insured coverages while larger employers often bear much of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 23.9 percent of the Unum US segment premium income in 2009. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Accidental death and dismemberment consists primarily of travel accident and other specialty risk products. Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those used for group disability products.

Profitability of group life and accidental death and dismemberment insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability – Recently Issued

Individual disability – recently issued products generated approximately 9.5 percent of the Unum US segment premium income in 2009. Individual disability is offered primarily to multi-life employer groups, but also on a single-life customer basis. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder’s needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual disability products do not provide for the accumulation of cash values.

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

Group and Individual Long-term Care

Long-term care products generated approximately 12.2 percent of the Unum US segment premium income in 2009. Group long-term care insurance is offered to employers for the benefit of employees. We previously sold individual long-term care on a single-life customer basis, but we discontinued selling individual long-term care during 2009. Long-term care insurance pays a benefit upon the loss of two or more activities of daily living and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. A reimbursement model payment option is also available for individual long-term care policies. Benefits begin after a waiting period, generally 90 days or less.

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

Voluntary Benefits

Voluntary benefits products generated approximately 10.1 percent of the Unum US segment premium income in 2009. Voluntary benefits products include individual universal life and interest-sensitive life, individual disability, group and individual critical illness, and individual cancer products. These products are sold to groups of employees through payroll deduction at the workplace.

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

Unum UK Segment

The Unum UK segment includes group long-term disability insurance, group life products, and individual disability products issued by Unum Limited and sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $686.1 million in 2009, or £438.7 million in local currency.

Group Long-term Disability

Group long-term disability products contributed approximately 73.4 percent of the Unum UK segment premium income in 2009. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

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

Group Life

Group life products contributed approximately 21.5 percent of the Unum UK segment premium income in 2009. Group life products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 5.1 percent of the Unum UK segment premium income in 2009. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. Individual disability products do not provide for the accumulation of cash values.

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

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $1,015.1 million in 2009.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 61.7 percent of the Colonial Life premium income in 2009, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis and group limited benefit medical plans which provide limited indemnity benefits for basic healthcare expenses.

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

Life

Group and individual life products contributed approximately 16.3 percent of the 2009 premium income for Colonial Life and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 22.0 percent of the 2009 premium income for the Colonial Life segment. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

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

Individual Disability – Closed Block Segment

Generally, the insurance policies included in the Individual Disability – Closed Block segment are individual disability insurance policies that were designed to be distributed to individuals in a non-workplace setting and that were written or assumed prior to the restructuring of our individual disability business. This restructuring principally occurred during the period from 1994 through 1998 and included changes in product offerings, pricing, distribution, and underwriting. During this period we gradually changed our distribution focus for individual disability insurance to workplace distribution as opposed to individual setting distribution, resulting in many of these changes. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Premium income for this segment totaled $898.5 million in 2009.

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

We have reinsurance agreements which effectively provide approximately 60 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at December 31, 2009, equaled approximately $7.6 billion. The maximum risk limit for the reinsurer grows to approximately $2.2 billion over time, after which any further losses, if any, will revert to us.

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

Premium income for the insurance products in this segment totaled $2.7 million in 2009. It is expected that revenue and income from these insurance products will continue to decline over time as these business lines wind down.

Discontinued Operations

During 2007, we completed the sale of our wholly-owned subsidiary, GENEX Services, Inc. (GENEX), a leading workers’ compensation and medical cost containment services provider. GENEX’s specialty role in case management and medical cost containment related to the workers’ compensation market was no longer consistent with our overall strategic direction.

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

In general, the maximum amount of risk retained by our U.S. insurance subsidiaries and not ceded is $750,000 per covered life per policy under a group or individual life policy or a group or individual accidental death and dismemberment policy. For Unum Limited, we generally retain £1.0 million per covered life. The amount of risk retained on individual disability products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, we generally do not reinsure group or individual disability policies issued subsequent to 1999.

We have catastrophic reinsurance coverage which includes five layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies. We have 50 percent reinsurance coverage in each of the first two layers and 80 percent coverage in the other three layers for a total of $240.0 million of catastrophic reinsurance coverage, after a $20.0 million deductible. The first $30.0 million layer includes terrorism coverage other than that resulting from biological, chemical, and nuclear terrorism, whereas the second, third, and fourth layers each provide $50.0 million of coverage and the fifth layer $150.0 million of coverage for all catastrophic events, including acts of war and any type of terrorism. In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has three layers of coverage, with each layer providing £50.0 million of coverage, to limit exposure under group life and group dependent policies. The coverage is placed at approximately 91 percent in each of the three layers for a total of £136.0 million of catastrophic reinsurance coverage, after a £150.0 million deductible. All three layers include coverage for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $4,996.9 million at December 31, 2009 relates to 89 companies. Fourteen major companies account for approximately 92 percent of the reinsurance recoverable at December 31, 2009, and all of these companies are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Of the remaining reinsurance recoverable, approximately seven percent relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Approximately one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

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

For further discussion of reserves, refer to “Risk Factors” contained herein in Item 1A, “Critical Accounting Estimates” and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 6 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to minimize interest rate risk. We may redistribute investments between our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to minimize the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. We do not use derivatives for speculative purposes.

Refer to “Risk Factors” contained herein in Item 1A, “Critical Accounting Estimates” and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Notes 3, 4, and 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on our investments and derivative financial instruments.

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

Our financial strength ratings as of February 2010 for our principal U.S. domiciled insurance company subsidiaries were:

•	A- (Excellent) by AM Best – 4th of 15 rankings
•	A (Strong) by Fitch – 6th of 23 rankings
•	Baa1 (Adequate) by Moody’s – 8th of 21 rankings
•	A- (Strong) by S&P – 7th of 21 rankings

Our issuer credit ratings for Unum Group as of February 2010 were:

•	bbb- (Good) by AM Best – 10th of 22 rankings
•	BBB (Good) by Fitch – 8th of 23 rankings
•	Ba1 (Speculative) by Moody’s – 11th of 21 rankings
•	BBB- (Good) by S&P – 10th of 22 rankings

As of February 2010, our ratings from each of the four rating agencies have a “stable” outlook. None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

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

For further discussion, refer to “Risk Factors” contained herein in Item 1A.

Regulation

General

Our U.S. insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. Unum Limited is subject to regulation by the Financial Services Authority (FSA) in the U.K. The state insurance departments in the United States and the FSA in the U.K. have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring may include reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. Our domestic insurance subsidiaries must meet the standards and tests for investments imposed by state insurance laws and regulations of the jurisdictions in which they are domiciled. Domestic insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet policyholder obligations. These reserves are verified periodically by various regulators. Our domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of agents and brokers, as well as underwriting, claims, and customer service practices to determine compliance with state laws.

Examinations and Investigations

Claim-Related

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

In June 2004, we received a subpoena from the Office of the New York Attorney General (NYAG) requesting documents and information relating to compensation arrangements between insurance brokers or intermediaries and our companies. In November 2006, we entered into a settlement agreement with the NYAG in the form of an assurance of discontinuance that provided for a national restitution fund of $15.5 million. Our restitution obligations under this agreement were completed in 2009.

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. This investigation had been commenced in 2005, and, until this most recent contact, we had received no communications from the regulators regarding this matter since December 2007.

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

Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K. Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company’s individual risk profile. In 2012, Unum Limited will adopt new capital requirements and risk management standards, Solvency II, resulting from a fundamental review of the capital adequacy standards for the European insurance industry. Solvency II will replace the current capital requirements for Unum Limited. Solvency II requirements are still being developed and have not yet been adopted, but the current proposals contain new requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach (ii) requirements to demonstrate an adequate system of governance, including effective risk management and prospective risk identification, and (iii) disclosure and regulatory reporting requirements.

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

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our U.K. operations totaled $828.2 million, $1,086.1 million, and $1,171.8 million for 2009, 2008, and 2007, respectively. These amounts were approximately 8.2 percent, 10.4 percent, and 11.1 percent of total segment operating revenue for 2009, 2008, and 2007, respectively. Total assets and total liabilities, as of December 31, 2009, were $3.6 billion and $2.6 billion, respectively, for our U.K. operations. Fluctuations in the U.S. dollar relative to the local currency of our U.K. operations will impact our reported operating results. See “Risk Factors” contained herein in Item 1A for further discussion of fluctuations in foreign currency exchange rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum UK’s operating results.

Employees

At December 31, 2009, we had approximately 9,700 full-time employees.

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

Name	Age	Position

Thomas R. Watjen	55	President and Chief Executive Officer and a Director
Robert O. Best	60	Executive Vice President, Chief Operating Officer Unum US
Liston Bishop III	63	Executive Vice President and General Counsel
Randall C. Horn	57	Executive Vice President, President and Chief Executive Officer, Colonial Life
Kevin P. McCarthy	54	Executive Vice President, President and Chief Executive Officer, Unum US
Richard P. McKenney	41	Executive Vice President and Chief Financial Officer
Susan L. Ring	49	Executive Vice President, President and Chief Executive Officer, Unum UK

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

Mr. Bishop became Executive Vice President and General Counsel in October 2008. Prior to this appointment, he officially began serving as Interim General Counsel in April 2008. From August 1979 through September 2008, Mr. Bishop practiced corporate and securities law with the law firm of Miller & Martin PLLC, except during the period from January 2005 through July 2007 when he was employed as deputy general counsel and corporate secretary of Coca-Cola Enterprises Inc.

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

Mr. McKenney was named Executive Vice President and Chief Financial Officer in August 2009, having joined the Company in July 2009. Before joining the Company, Mr. McKenney served as Executive Vice President and Chief Financial Officer of Sun Life Financial Inc., an international financial services company, since February 2007, having joined that company as Executive Vice President in September 2006. He served as Senior Vice President and Chief Financial Officer of Genworth Financial, Inc., a global financial security company, from May 2004 until August 2006.

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

Unfavorable economic conditions may result in lower premium growth, higher disability claims incidence, or longer claims duration.

As a large financial institution, we are affected by conditions in the capital markets and the general economy, both in the United States and in the United Kingdom. Adversity in the capital markets and the general economy may adversely affect our business and results of operations. In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher disability claims incidence, longer disability claims duration, and/or an increase in policy lapses.

We and our insurance subsidiaries are subject to extensive supervision and regulation, which may affect the cost or demand for our products, may increase capital requirements for our insurance subsidiaries, or may impact our profitability or growth.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the FSA may revise its capital adequacy requirements and minimum solvency margins, other jurisdictions in which our subsidiaries operate may increase their capital requirements, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital for our insurance subsidiaries. Increased financial services regulation, such as the European Commission’s Solvency II, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries.

New programs, including healthcare reform or financial services sector reform, may be enacted at the state or federal level that will compete with or diminish the need for our products, particularly as it may affect our ability to sell our products through employers or in the workplace.

Congress, as well as foreign, state, and local governments, could enact legislation related to changes in tax laws that could increase our tax costs or affect the desirability of our products to customers. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

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

Regulatory examinations or investigations could result in, among other things, changes in our claims handling practices, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, may injure our reputation, cause negative publicity, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits. See “Examinations and Investigations” contained herein in Item 1, “Regulatory Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and our ability to purchase securities at rates of return assumed in the pricing and reserving for our insurance products, which may have a material adverse effect on our results of operations or financial condition.

An interest, or discount, rate is used in calculating our policyholder reserves. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. Continued low interest rates and yields on corporate bonds may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient.

See “Reserves for Policy and Contract Benefits” contained herein in Item 1 and “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

Changes in the risk results of our segments or lines of businesses may materially adversely affect our results or operations or financial condition.

In recent years, we have experienced improved risk results in most lines of business, with lower benefits and change in reserves for future benefits relative to premium income. These results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. In addition, reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual claim experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); persistency; mortality (improved life expectancies may require an increase in reserves for long-tailed products such as individual disability and long-term care); policy benefit offsets, including those for social security; and interest rates used in calculating the reserve amounts. See “Reserves for Policy and Contract Benefits” contained herein in Item 1 and “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

In addition to interest rate risk as previously discussed, we are exposed to other risks related to our investment portfolio which may adversely affect our results of operations, financial condition, or liquidity. These risks include default risk, credit spread fluctuations, the contractual terms of derivative contracts, the accuracy of valuations of securities, and the possibility that we might need to sell securities at disadvantageous times.

Investments are an integral part of our business, and our investments support our policyholder liabilities and shareholders’ equity. Our investment portfolio consists primarily of fixed maturity securities. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, accounting irregularities or fraud committed by the issuer, widening risk spreads, ratings downgrades, a change in the issuer’s marketplace or business prospects, or other events that adversely affect the issuers of these securities may result in the issuer defaulting on its obligations. Our investment portfolio also includes perpetual debentures, or “hybrid” securities. Interest on these securities due on any payment date may be deferred by the issuer. Because interest payments are deferrable and because these securities rank behind traditional debt obligations, events that adversely affect the issuers of these securities may have a greater adverse effect on these types of investments than on our traditional fixed maturity securities.

Our mortgage loan portfolio has default risk. Events or developments, such as economic conditions that impact the ability of tenants to pay their rents or limit the availability of refinancing, may have a negative effect on our mortgage loan portfolio. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on an investment portfolio to the extent that the portfolio is concentrated in that region or sector.

A default results in the recognition of an other-than-temporary impairment loss on the investment. A default may also adversely affect our ability to collect principal and interest due to us. The probability of credit downgrades and defaults increases when the fixed income markets experience periods of volatility and illiquidity.

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

•

Many of our counterparties are financial institutions, and capital market turmoil may result in an increase in the risk of non-performance by financial institutions. Non-performance by our counterparties may force us to unwind the hedge. We may be unable to replace the hedge, thereby leaving the risk unhedged.

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

We report our fixed maturity securities and certain other financial instruments at market value. Valuations may include inputs and assumptions that are less observable or require greater estimation, particularly during periods of market disruption, resulting in values which may be less than the value at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported in our financial statements, and the period to period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Notes 1, 3, 4, and 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our investments and derivatives.

Competition may adversely affect our market share or profitability.

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. The level and intensity of competition may grow due to existing competitors becoming more aggressive, new competitors entering the market, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. The choices made by the U.S. Treasury Department in its distribution of amounts available under various capital relief programs have the effect of supporting some in the financial services industry more than others or providing advantages to some of our competitors. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future. See “Competition” contained herein in Item 1 for further discussion.

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

There are many events which may harm our reputation. These events could include but are not limited to those discussed herein in Item 1A regarding regulatory examinations and investigations concerning disability claims handling procedures and our practices on one or more aspects of broker compensation and related matters, as well as legal proceedings which have previously and may in the future result in court rulings and jury verdicts against us. Our reliance on independent contractors and brokers to distribute many of our products exposes our reputation to the possibility of being damaged by sales practices over which we have no means of direct control. Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business. Damage to our reputation may also hinder our ability to raise new capital or increase our cost of capital. See “Examinations and Investigations” contained herein in Item 1, “Regulatory Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on regulatory matters and legal proceedings.

Volatility in long-term interest rates or the rate of return on pension plan assets may have a negative effect on the funded status of our pension plans and/or increase our pension costs.

The rate of return on pension plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Declines in long-term interest rates or the fair value of our plan assets may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity. Conversely, a rise in interest rates could unfavorably impact the fair value of both the fixed income and equity investments in our pension plans. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 9 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

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

The pricing actions available in the individual disability market differ between product classes. Our individual noncancelable disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business due to changes resulting from economic, societal, or other factors. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market. Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval which can affect the length of time in which the re-pricing can be implemented, if at all. Due to the long duration of the product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term disability and long-term care benefits. Changes in actual mortality trends relative to assumptions may adversely affect our profitability for these product lines.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB), the International Accounting Standards Board (IASB), the U.K. Accounting Standards Board (ASB), or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles in both the United States and the United Kingdom, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and ASB. It is likely that, in the near future, both the United States and the United Kingdom will adopt International Financial Reporting Standards (IFRS) issued by the IASB. Future accounting standards we are required to adopt will change the current accounting treatment that we apply to our financial statements. It is possible that such changes may have a material adverse effect on our reported results of operations or financial condition.

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

Unum Group and/or its subsidiaries’ directors and officers have been sued in several lawsuits. The outcome of these lawsuits is uncertain, and we are unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

Obtaining financing for even a small amount of capital could be complicated in unfavorable market conditions and during periods of economic uncertainty. The markets may exert downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock holding in Unum Group.

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

As part of our overall risk management strategy, we purchase reinsurance for certain risks underwritten by our various businesses. Market conditions beyond our control determine the availability and cost of the reinsurance protection. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business or result in the assumption of more risk with respect to the policies we issue. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

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

We also face other risks that may adversely affect our business, results of operations, or financial condition, including but not limited to:

•	A significant deficiency in our internal controls over financial reporting;
•	Any requirement to restate financial results due to inappropriate application of accounting principles;
•	Risks associated with security or interruption of information systems, which could cause, among other things, operational disruption and reputational harm;
•	A guaranty fund assessment by a governing regulatory body to cover the proportional cost of an insolvent or failed insurer;
•	Failure to adequately plan for succession of our senior management and other key executives; and
•	Failure of our processes to prevent and detect fraud and/or unethical conduct of employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 2.7 million square feet of space at four principal operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 901,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We own and occupy facilities totaling approximately 385,000 square feet in Worcester, Massachusetts. We lease and occupy approximately 89,000 square feet of office space in Glendale, California. These properties are used primarily for operations supporting Unum US, Individual Disability – Closed Block, and Corporate and Other.

We own and occupy approximately 523,000 square feet of office space in Columbia, South Carolina, used primarily for operations supporting Colonial Life.

We also occupy office buildings in the United Kingdom which serve as the home offices of Unum UK. We own and occupy property located in Dorking, with approximately 63,000 square feet of office space. In addition, approximately 65,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is “UNM.” Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price		Dividend
	High	Low
2009
1st Quarter	$20.51	$7.61	$0.0750
2nd Quarter	18.94	11.80	0.0750
3rd Quarter	23.25	14.37	0.0825
4th Quarter	22.78	18.48	0.0825

2008
1st Quarter	$24.50	$19.22	$0.0750
2nd Quarter	24.99	20.40	0.0750
3rd Quarter	27.50	19.43	0.0750
4th Quarter	26.20	9.33	0.0750

The following graph shows a five year comparison of cumulative total returns for our common stock’s historical performance, the S&P 500 Index, and the Insurance Index (non-weighted average of “total returns” from the S&P Life & Health Index and the S&P Multi-line Index). Past performance is not an indication of future results.

As of February 24, 2010, there were 14,915 registered holders of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)

	At or for the Year Ended December 31
	2009	2008	2007	2006	2005
Income Statement Data

Revenue
Premium Income	$7,475.5	$7,783.3	$7,901.1	$7,948.2	$7,815.6
Net Investment Income	2,346.6	2,389.0	2,409.9	2,320.6	2,188.3
Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)	2.2	(6.7)
Other Income	257.2	275.9	274.1	264.3	262.1

Total	10,091.0	9,982.3	10,519.9	10,535.3	10,259.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,291.6	6,626.4	6,988.2	7,577.2	7,083.2
Commissions	837.1	853.3	841.1	819.0	804.7
Interest and Debt Expense (2)	125.4	156.7	241.9	217.6	208.0
Other Expenses (3)	1,544.6	1,521.9	1,451.5	1,456.1	1,469.5

Total	8,798.7	9,158.3	9,522.7	10,069.9	9,565.4

Income from Continuing Operations Before Income Tax	1,292.3	824.0	997.2	465.4	693.9

Income Tax (4)	439.7	270.8	324.8	61.8	189.9

Income from Continuing Operations	852.6	553.2	672.4	403.6	504.0

Income from Discontinued Operations	—	—	6.9	7.4	9.6

Net Income	$852.6	$553.2	$679.3	$411.0	$513.6

Balance Sheet Data

Assets	$54,477.0	$49,417.4	$52,701.9	$52,977.8	$51,975.8

Long-term Debt	$2,549.6	$2,259.4	$2,515.2	$2,659.6	$3,261.6

Accumulated Other Comprehensive Income (Loss)	$341.0	$(958.2)	$463.5	$612.8	$1,163.5
Other Stockholders’ Equity	8,159.1	7,356.1	7,576.4	7,106.0	6,200.4

Total Stockholders’ Equity	$8,500.1	$6,397.9	$8,039.9	$7,718.8	$7,363.9

	At or for the Year Ended December 31
	2009	2008	2007	2006	2005
Per Share Data

Income from Continuing Operations
Basic	$2.57	$1.62	$1.90	$1.25	$1.71
Assuming Dilution	$2.57	$1.62	$1.89	$1.21	$1.61

Income from Discontinued Operations
Basic	$-	$-	$0.02	$0.02	$0.03
Assuming Dilution	$-	$-	$0.02	$0.02	$0.03

Net Income
Basic	$2.57	$1.62	$1.92	$1.27	$1.74
Assuming Dilution	$2.57	$1.62	$1.91	$1.23	$1.64

Stockholders’ Equity	$25.62	$19.32	$22.28	$22.53	$24.66

Cash Dividends	$0.315	$0.300	$0.300	$0.300	$0.300

Weighted Average Common Shares Outstanding
Basic (000s)	331,266.2	341,022.8	352,969.1	324,654.9	295,776.4
Assuming Dilution (000s)	332,136.2	341,560.3	355,776.5	334,361.7	312,512.6

(1) Included are regulatory claim reassessment charges of $65.8 million, $396.4 million, and $52.7 million in 2007, 2006, and 2005, respectively.

(2) Included are costs related to early retirement of debt of $0.4 million, $58.8 million, and $25.8 million in 2008, 2007, and 2006, respectively.

(3) Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses are regulatory claim reassessment charges (credits) and broker compensation settlement expenses of $(12.8) million, $33.5 million, and $22.3 million in 2007, 2006, and 2005, respectively.

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

Executive Summary

We believe we have successfully developed an overall risk management structure that focuses on risk at all levels of our organization. Through our operational risk strategy, we continue to focus on delivering the highest quality customer experience and continuous improvement initiatives, which we believe will both mitigate future business volatility and further strengthen our reputation. Through our insurance risk strategy, we have maintained our emphasis on pricing our business for profitable growth, and we have improved our risk profile through the development of a more balanced business mix across our product lines and the markets we serve. Through our investment risk strategy, we have managed our claim reserve discount rates relative to investment portfolio yield rates, avoided certain asset class problems, and continued to operate within a conservative investment risk appetite. Through the implementation of our capital management risk strategy, we have strengthened our balance sheet and maintained financial flexibility which we believe will support our operations over various economic cycles. Collectively, these efforts will help us manage operational, insurance, investment, and capital risk across our enterprise.

Throughout 2009, we continued our focus on a number of key areas. Our objectives for 2009 were:

•	Consistent execution of our operating plans. We continued our emphasis on disciplined, profitable growth.
•	Maintain a strong investment portfolio. We maintained disciplined credit analysis in our selection of investment assets and continued to be conservative within our investment risk tolerances.
•	Build and effectively use capital. We continued to build capital and manage it effectively within our capital management strategy objectives.
•	Professional development of our employees. We continued our focus on employee training and development as well as talent management.

2009 Operating Performance

Our Unum US segment reported an increase in segment operating income of 13.3 percent in 2009 compared to last year, with the risk experience across our product lines remaining generally stable despite the difficult environment. The benefit ratio for Unum US was 79.1 percent for 2009 compared to 80.6 percent in the prior year, with group disability reporting a benefit ratio of 86.3 percent in 2009 compared to 89.9 percent in 2008. This was consistent with our goal of continual profit margin improvement for our Unum US group disability line of business. Unum US premium income decreased 1.8 percent in 2009 compared to 2008. Market dynamics, including the ongoing high levels of unemployment and the competitive environment, continued to pressure our sales and premium income growth. In particular, premium growth from existing customers was unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Unum US sales increased 1.2 percent in 2009 compared to last year. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported a sales increase of 7.9 percent in 2009 relative to the prior year. The number of new accounts in our core market segment increased 6.5 percent relative to 2008. Sales in the group large case market segment increased 1.2 percent compared to 2008. Our supplemental and voluntary sales, which were negatively impacted by the current economic conditions, decreased 6.8 percent in 2009 relative to the prior year. New products and initiatives in 2009 included significant technology investments in our underwriting and claim management systems; expansion of our Simply Unum platform and the next generation of products; an increase in our enrollment teams to build enrollment capacity; and investments in training, development, and expansion of our sales force.

Our Unum UK segment reported a decrease in segment operating income of 7.3 percent for 2009, as measured in Unum UK’s local currency, relative to last year. The decrease was driven primarily by an 8.3 percent decline in premium income due to a smaller in-force block of group disability business resulting from lower sales and persistency during 2008 and 2007, primarily as a result of the competitive U.K. market. Similar to Unum US, premium income for Unum UK was also negatively impacted during 2009 by lower premium growth from existing customers. The benefit ratio for Unum UK was 54.5 percent in 2009 compared to 57.5 percent in the prior year, with declining disability claim incidence and stable claim recoveries for group disability. Overall sales in Unum UK increased 42.9 percent in 2009 compared to the prior year, aided by the exit of another large insurance provider from the U.K. group risk market. Persistency generally improved over the levels of 2008. New initiatives in 2009 included the relaunch of our group life product and the development of new products intended to further expand the group market in the U.K.

Our Colonial Life segment reported an increase in segment operating income of 4.8 percent in 2009 compared to last year. Premium income increased 3.9 percent in 2009 despite the difficult environment. Risk results were generally in line with our expectations, with a benefit ratio of 47.3 percent in 2009 compared to 47.5 percent in 2008. Colonial Life’s sales in 2009 increased 1.1 percent relative to last year, with a 7.2 percent growth in new account sales and a 2.3 percent decline in existing account sales. The largest sales growth by market segment was in the public sector, with growth of 11.8 percent. The number of new accounts and new contracts both increased relative to the prior year, while the average new case size declined. New initiatives for 2009 included continued implementation of a new enrollment system and platform and investments in growing and expanding the sales force with particular focus on recruiting, training, and sales incentives.

Our investment strategy continues to serve as an important component of our overall business performance. We are focused on both the quality of our investment portfolio and on investing new money in investments appropriate for our liabilities. The weighted average credit rating of our portfolio was A3 as of the end of 2009. The net unrealized gain on our fixed maturity securities was $2.0 billion at the end of 2009, compared to a loss of $2.3 billion at year end 2008. Our net investment income in 2009 was 1.8 percent below the level of the prior year, due primarily to the weaker pound to dollar exchange rate, fewer bond call premiums and consent fees, lower income on bonds in Unum UK for which interest income is linked to an inflation index, and lower interest rates on floating rate assets. The impact on operating results from the lower net investment income on floating rate assets and the inflation index-linked investments was partially offset by lower debt interest expense and benefits and reserves. Although our 2009 results include net realized investment losses on fixed maturity securities that we either sold or considered other-than-temporarily impaired, we believe our investment portfolio is well positioned. We have low levels of below-investment-grade securities, no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios, and minimal exposure to collateralized debt obligations within our public bond portfolio.

We believe our capital and financial position are very strong. At the end of 2009, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 382 percent, compared to 332 percent at the end of 2008. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 20.5 percent at December 31, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.8 percent at December 31, 2009 compared to 26.6 percent at December 31, 2008. The cash and marketable securities at our holding companies equaled approximately $915 million at the end of 2009 compared to $526 million at the end of 2008.

Further discussion is included in “Segment Results,” “Investments,” and “Liquidity and Capital Resources” contained in this Item 7.

Outlook for 2010

During 2010, we intend to continue our focus on a number of key areas.

•	Consistently execute our operating plans with an emphasis on disciplined, profitable growth.
•	Further enhance financial flexibility through solid operating and investment performance, as well as a disciplined approach to capital management.
•	Continue to invest in our business, including our products and services, as well as in the professional development of our employees.
•	Remain positioned to capitalize on long-term growth opportunities in the marketplace.

Looking ahead, we have confidence in our overall financial position as well as our position in the markets in which we operate. While this economic environment continues to present a number of challenges, not the least of which is an uncertain employment outlook, we believe substantial opportunities exist for our business, and we will continue to take steps to ensure that we are well-positioned to capitalize on them.

Specifically, we will continue our disciplined approach to growth and risk management during 2010. We intend to closely monitor emerging risks and adjust our strategies as appropriate. We expect our capital to continue to build as we take a conservative approach to capital deployment and seek to retain significant financial flexibility.

From a growth standpoint, we expect that 2010 may be characterized by earnings growth somewhat below our longer-term expectations for our business areas due to continuing pressures on new revenue. Although we expect sales and premium growth during 2010 in a number of our product lines as we implement our market strategies, consolidated sales and premium income may continue to be impacted by the recession. This may be reflected by slower growth in sales and premiums resulting from the high unemployment rates, lower salary growth, and lower growth in the number of employees covered under existing customer policies.

We have thus far seen little recessionary impact on our group disability incidence levels. We will continue to focus on disciplined underwriting, pricing, claims management, investment strategies, and expense management.

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

Prior to completion of the claim reassessment process, in the second quarter of 2007 we increased our provision for the estimated cost of the claim reassessment process $53.0 million before tax and $34.5 million after tax based on changes in our emerging experience for the number of decisions being overturned and the average cost per reassessed claim. The revised second quarter of 2007 estimate was based on the cost of approximately 99 percent of the potential inventory of claim reassessment information forms returned to us, with our claim reassessment on approximately 88 percent of the forms completed at that time. At the time of our second quarter of 2007 revision, we had not yet finalized our claim reassessment on the remaining forms but had performed a financial review and included that information in our analysis of emerging experience. Additional information regarding the second quarter revision to our estimate is as follows:

1.	We increased our previous estimate for benefit costs for claims reopened for our Unum US group long-term disability product line $76.5 million. The revision related to the increase during the second quarter of 2007 in the overturn rate and the average cost, as well as a slightly higher number of claims.

2.	We decreased our previous estimate for benefit costs for claims reopened for our Individual Disability – Closed Block segment $10.7 million. Although the experience relative to our assumptions for the overturn rate was slightly higher, experience indicated that the total number of claims for this segment would be fewer than our previous assumptions.

3.	We decreased our previous estimate for the additional incremental direct claim reassessment operating expenses $12.8 million due to our projections for an earlier completion of the reassessment process. We released $10.3 million for Unum US group long-term disability and $2.5 million for our Individual Disability – Closed Block segment.

4.	These second quarter of 2007 adjustments to our claim reassessment costs decreased 2007 before-tax operating earnings for our Unum US group disability line of business $66.2 million and increased 2007 before-tax operating earnings for our Individual Disability – Closed Block segment $13.2 million.

Acquisitions and Dispositions

During the first quarter of 2008, we established a new company, Unum Ireland Limited, which is an indirect wholly-owned subsidiary of Unum Group. The purpose of Unum Ireland Limited is to expand our information technology resource options to ensure that our resource capacity keeps pace with the growing demand for information technology support. This subsidiary is located in Carlow, Ireland.

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

Accounting Updates

For information on accounting updates and the impact, if any, on our financial position or results of operations, see Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. The accounting estimates we deem to be most critical to our results of operations and balance sheets are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements.

For additional information, refer to our significant accounting policies in Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $37.8 billion and $37.2 billion at December 31, 2009 and 2008, respectively, or approximately 82 percent of our total liabilities at year end 2009. Reserves ceded to reinsurers were $6.7 billion at December 31, 2009 and 2008 and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are not changed due to a change in claim status from active to disabled subsequent to policy issuance. Therefore, we maintain policy reserves for a policy for as long as the policy remains in-force, even after a separate claim reserve is established. Incidence rates in industry standard valuation tables for policy reserves have traditionally included all lives, active and disabled. In addition, the waiver of premium provision provides funding for the policy reserve while a policyholder is disabled. As a result, the funding mechanisms and the cost of claims are aligned and require a policy reserve to be held while on claim. In addition, most policies allow for multiple occurrences of claims, and a policy reserve is consequently still maintained at the time of claim to fund any potential future claims. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders reach the terminal age for coverage, die, or voluntarily lapse the policy.

Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2009 represented approximately 37.4 percent, 0.2 percent, and 9.3 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Individual Disability – Closed Block segment, which at December 31, 2009, represented approximately 10.4 percent of our total gross policy reserves, are determined using the gross premium valuation method based on assumptions established as of January 1, 2004, the date of loss recognition. Key assumptions are policy persistency, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive. There is no provision for profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for this segment. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business quarterly.

The Corporate and Other segment includes certain products no longer actively marketed, the majority of which have been reinsured. Policy reserves for this segment represent $5.6 billion on a gross basis, or approximately 42.7 percent, of our total policy reserves. We have ceded $4.3 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability and group and individual long-term care lines of business and our Individual Disability – Closed Block segment represent approximately 39.4 percent and 43.2 percent, respectively, of our total claim reserves at December 31, 2009. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.7 percent of our total claim reserves at December 31, 2009. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 9.2 percent of our total claim reserves at December 31, 2009, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK’s own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life’s lines of business, which approximate 1.3 percent of our total claim reserves at December 31, 2009, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

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

(in millions of dollars)

	December 31, 2009
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves	%	Claim Reserves		%	Total
			Incurred	IBNR

Group Disability	$-	-%	$7,685.3	$586.1	33.6%	$8,271.4	$73.7	$8,197.7
Group Life and Accidental Death & Dismemberment	70.2	0.5	748.4	163.3	3.7	981.9	1.8	980.1
Individual Disability - Recently Issued	516.5	3.9	949.5	91.2	4.2	1,557.2	87.5	1,469.7
Long-term Care	3,376.8	25.5	350.1	36.7	1.6	3,763.6	50.2	3,713.4
Voluntary Benefits	996.5	7.5	21.6	44.2	0.3	1,062.3	21.2	1,041.1

Unum US Segment	4,960.0	37.4	9,754.9	921.5	43.4	15,636.4	234.4	15,402.0

Unum UK Segment	26.8	0.2	2,096.8	161.5	9.2	2,285.1	113.1	2,172.0

Colonial Life Segment	1,234.2	9.3	232.9	87.7	1.3	1,554.8	24.7	1,530.1

Individual Disability - Closed Block Segment	1,376.8	10.4	10,290.9	330.5	43.2	11,998.2	1,438.2	10,560.0

Corporate and Other Segment	5,649.5	42.7	455.7	253.3	2.9	6,358.5	4,902.0	1,456.5

Subtotal, Excl. Unrealized Adj.	$13,247.3	100.0%	$22,831.2	$1,754.5	100.0%	37,833.0	6,712.4	31,120.6

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						1,644.7	127.2	1,517.5

Consolidated						$39,477.7	$6,839.6	$32,638.1

	December 31, 2008
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves	%	Claim Reserves		%	Total
			Incurred	IBNR

Group Disability	$-	-%	$7,799.1	$583.1	34.3%	$8,382.2	$81.1	$8,301.1
Group Life and Accidental Death & Dismemberment	72.9	0.6	750.1	170.3	3.8	993.3	0.9	992.4
Individual Disability - Recently Issued	493.6	3.9	882.5	90.3	4.0	1,466.4	84.1	1,382.3
Long-term Care	2,915.3	22.9	295.9	35.2	1.3	3,246.4	48.9	3,197.5
Voluntary Benefits	925.5	7.2	21.1	37.0	0.2	983.6	19.1	964.5

Unum US Segment	4,407.3	34.6	9,748.7	915.9	43.6	15,071.9	234.1	14,837.8

Unum UK Segment	22.6	0.2	1,887.6	181.5	8.5	2,091.7	102.7	1,989.0

Colonial Life Segment	1,172.2	9.2	237.0	97.3	1.4	1,506.5	31.1	1,475.4

Individual Disability - Closed Block Segment	1,527.6	12.0	10,239.9	350.3	43.4	12,117.8	1,456.6	10,661.2

Corporate and Other Segment	5,605.4	44.0	490.7	270.1	3.1	6,366.2	4,853.8	1,512.4

Subtotal, Excl. Unrealized Adj.	$12,735.1	100.0%	$22,603.9	$1,815.1	100.0%	37,154.1	6,678.3	30,475.8

Unrealized Adjustment to Reserves for Unrealized Loss on Securities						(803.1)	(31.9)	(771.2)

Consolidated						$36,351.0	$6,646.4	$29,704.6

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

2.	The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder’s age, the type of contractual benefits provided, and the time since initially becoming disabled. We use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

3.	The incidence rate, used for policy reserves and IBNR claim reserves, is the rate at which new claims are submitted to us. The incidence rate is affected by many factors, including the age of the insured, the insured’s occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

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

Trends in Key Assumptions

Because our actual experience regarding persistency and claim incidence has varied very little from our policy reserve and IBNR claim reserve assumptions, we have had minimal adjustments to our persistency assumptions and claim incidence assumptions during the years 2007 through 2009. Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations. During the second half of 2009, claim incidence rates for Unum US group long-term disability were slightly elevated. Given the current economic conditions, it is possible that our claim incidence rates for this type of product may increase.

Throughout the period 2007 to 2009, actual new money interest rates varied with the changing market conditions, and the assumptions we used to discount our reserves generally trended downward slightly for all segments and product lines. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Individual Disability – Closed Block segment have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during the period 2007 through 2009 have varied by +3 and -4 percent in our Unum US group long-term disability line of business, between +13 and -12 percent in our Unum US individual disability – recently issued line of business, and between +8 and -7 percent in our Individual Disability – Closed Block segment.

Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2007 and continuing throughout 2008 and 2009, we gained more stability in our claims management performance relative to 2006, and our claim resolution rates were more consistent with our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our reserve balance by +/- 2.5 percent. Using our actual claim reserve balance at December 31, 2009, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Individual Disability – Closed Block segment, the claim reserve balance could potentially vary by +/- 2.6 percent of our reported balance, which at December 31, 2009, would have resulted in an approximate change (either positive or negative) of $260 million to our claim reserves. The major contributor to the variance for both the group long-term disability line of business and the Individual Disability – Closed Block segment is the claim resolution rate. We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

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

Approximately 90 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to higher anticipated policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During 2009, our key assumptions used to develop the future amortization did not change materially from those used in the prior year. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Presented below are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2009 and 2008.

	Amortization Period	Balance Remaining as a % of Initial Deferral			DAC Balances at December 31
		Year 3	Year 10	Year 15	2009	2008
					(in millions of dollars)
Unum US
Group Disability	6	25%	0%	0%	$123.5	$128.3
Group Life and Accidental
Death & Dismemberment	6	25% to 30%	0%	0%	87.8	85.7
Supplemental and Voluntary
Individual Disability -
Recently Issued	20	75%	50%	25%	667.7	683.0
Long-term Care	20	80%	55%	30%	310.9	320.4
Voluntary Benefits	15	55% to 60%	15%	0%	472.5	444.4
Unum UK
Group Disability	4	10%	0%	0%	18.4	20.3
Group Life	4	10%	0%	0%	5.8	4.2
Individual Disability	15	60%	15%	0%	34.7	30.2
Colonial Life	17	60%	25%	10%	761.2	755.9

Totals					$2,482.5	$2,472.4

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

In December 2009, the Financial Accounting Standards Board issued a proposed Accounting Standards Update which is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. If the proposed guidance is adopted as currently written, this update will result in a decrease in the level of costs we defer, effective January 1, 2011. We have not yet quantified the impact on our financial position or results of operations.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2009, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2008. Because of market conditions existing during 2009 and 2008, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior years.

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

Inputs that may be used include the following:

•	Broker market maker prices and price levels
•	Trade Reporting and Compliance Engine (TRACE) pricing
•	Prices obtained from external pricing services
•	Benchmark yields (Treasury and interest rate swap curves)
•	Transactional data for new issuance and secondary trades
•	Security cash flows and structures
•	Recent issuance/supply
•	Sector and issuer level spreads
•	Security credit ratings/maturity/capital structure/optionality
•	Corporate actions
•	Underlying collateral
•	Prepayment speeds/loan performance/delinquencies/weighted average life/seasoning
•	Public covenants
•	Comparative bond analysis
•	Derivative spreads
•	Relevant reports issued by analysts and rating agencies

We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument.

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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives’ fair values. If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

Fair values for our embedded derivative in a modified coinsurance arrangement are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in the modified coinsurance arrangement.

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

As of December 31, 2009, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•

Risk free interest rates of 2.68 percent for five-year maturities to 4.64 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 1.55 percent for five-year maturities to 2.68 percent for 30-year maturities used at December 31, 2008.

•

Current Baa corporate bond spreads ranging from 1.60 percent to 2.00 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 5.28 percent to 7.75 percent plus an additional 20 basis points at December 31, 2008. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums of 20 basis points over comparable newly issued public securities.

•	An additional five basis points were added to the risk free rates for foreign investments, consistent with December 31, 2008.
•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by one basis point, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2009 fair value of our fixed maturity securities portfolio by approximately $0.6 million. We believe this range of variability is appropriate, and historically the inputs noted have generally not deviated outside the range provided.

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

At December 31, 2009, approximately 11.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing, or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 88.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 72.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 5.8 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirm that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 9.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

As of December 31, 2009, approximately 11.6 percent of our fixed maturity securities were categorized as Level 1, 86.1 percent as Level 2, and 2.3 percent as Level 3. During 2009, we transferred $352.4 million of fixed maturity securities into Level 3 and $363.8 million of fixed maturity securities out of Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation as shown in Note 3 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Other-than-Temporary Impairment Analysis for Investments

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

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security.

While determining other-than-temporary impairments is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of losses on a timely basis for investments determined to have an other-than-temporary impairment.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. For those fixed maturity securities with an unrealized loss for which we have not recognized an other-than-temporary impairment, we believe we will recover the entire amortized cost, we do not intend to sell the security, and we do not believe it is more likely than not we will be required to sell the security before recovery of its amortized cost. There have been no defaults in the repayment obligations of any securities for which we have not recorded an other-than-temporary impairment.

Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security’s amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. The determination of cash flows is inherently subjective, and methodologies may vary depending on the circumstances specific to the security. The timing and amount of our cash flow estimates are developed using historical and forecast financial information from the issuer, including its current and projected liquidity position. We also consider industry analyst reports and forecasts, sector credit ratings, future business prospects and earnings trends, issuer refinancing capabilities, actual and/or potential asset sales by the issuer, and other data relevant to the collectibility of the contractual cash flows of the security. We take into account the probability of default, expected recoveries, third party guarantees, quality of collateral, and where our debt security ranks in terms of subordination. We may use the estimated fair value of collateral as a proxy for the present value of cash flows if we believe the security is dependent on the liquidation of collateral for recovery of our investment. For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

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

Our net periodic benefit costs and the value of our benefit obligations for these plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We also use, as applicable, expected increases in compensation levels and a weighted average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate.

The assumptions chosen for our pension and OPEB plans are reviewed annually, and we use a December 31 measurement date for each of our plans. The discount rate assumptions and expected long-term rate of return assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

Discount Rate Assumptions

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. We set the discount rate assumption at the measurement date for each of our retirement-related benefit plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs.

The discount rate we used to determine our 2010 and 2009 net periodic benefit costs for our U.S. pension plans was 6.40 percent for both years. The discount rate used for the net periodic benefit costs for 2010 and 2009 for our U.K. pension plan was 5.70 percent and 6.40 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2010 and 2009 was 5.90 percent and 6.10 percent, respectively.

Reducing the discount rate assumption by 50 basis points would have resulted in an increase in our 2009 pension expense of approximately $11.1 million, before tax, and an increase in our benefit obligation of approximately $122.3 million as of December 31, 2009, resulting in an after-tax decrease in stockholders’ equity of approximately $81.1 million as of December 31, 2009. A 50 basis point reduction in the discount rate assumption would not change our annual OPEB costs.

Increasing the discount rate assumption by 50 basis points would have resulted in a decrease in our 2009 pension expense of approximately $8.9 million, before tax, and a decrease in our benefit obligation of approximately $107.9 million as of December 31, 2009, resulting in an after-tax increase in stockholders’ equity of approximately $71.5 million as of December 31, 2009. A 50 basis point increase in the discount rate assumption would not change our annual OPEB costs.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. We use a compound interest method in computing the rate of return on pension plan assets. The investment portfolio for our U.S. pension plans contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and corporate fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies, as well as a fixed-interest U.K. corporate bond fund and an index-linked U.K. government bond fund. Assets for our OPEB plan are invested primarily in life insurance contracts. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

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

The long-term rate of return on assets used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2010 and 2009 was 7.50 percent for both years. The long-term rate of return on asset assumption used for 2010 and 2009 for our U.K. pension plan was 6.90 percent and 7.20 percent, respectively, and for our OPEB plan, 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

Changing the expected long-term rate of return on the plan assets by +/-50 basis points would have changed our 2009 pension plan expense by approximately $4.6 million before tax, but our OPEB plan expense would not change. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market-related value equals the fair value of assets, determined as of the measurement date. The expected return on assets fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

During 2009, the fair value of our plan assets in our U.S. qualified defined benefit pension plan increased $230.4 million, or approximately 35.0 percent. The fair value of plan assets for our U.K. pension plan increased £17.4 million, or approximately 21.1 percent, during 2009. Although the effect of these increases had no impact on our 2009 net periodic pension costs, the favorable rate of return on plan assets in 2009 has a favorable impact on our net periodic pension costs for 2010. We expect that our 2010 pension costs will be lower than our pension costs in 2009. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $514.9 million and an unrecognized prior service credit of $10.7 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2009, the unrecognized net loss for these two items combined was approximately $504.2 million. The decrease relative to 2008 is primarily due to the favorable rate of return on plan assets in 2009.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2009, 2008, and 2007 pension and OPEB expense includes $40.2 million, $10.6 million, and $15.3 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit. The higher amortization in 2009 resulted primarily from the increase in the unrecognized net actuarial loss during 2008 due to the unfavorable rate of return on plan assets for our U.S. pension plans. The unrecognized net actuarial loss for our pension plans, which is $509.3 million at December 31, 2009, will be amortized over the average future working life of pension plan participants, currently estimated at 11 years for U.S. participants and 15 years for U.K. participants. The unrecognized net actuarial loss of $5.6 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, currently estimated at 8 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation. At December 31, 2009, none of the actuarial loss was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $888.5 million at December 31, 2009, compared to $658.1 million at year end 2008. This increase in fair value of plan assets and the effect of the plan contribution during 2009 lowered our year end deficit funding level in the plan to $143.3 million as of December 31, 2009, compared to a deficit of $266.9 million as of December 31, 2008. During February 2010, we made a voluntary contribution of $67.0 million to our U.S. qualified defined benefit pension plan, thereby further reducing the deficit funding level.

The fair value of plan assets in our OPEB plan was $11.9 million and $12.0 million at December 31, 2009 and 2008, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to continue to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, based on current law, to partially offset these payments. The expected subsidy included in our consolidated balance sheets is immaterial.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by ERISA. We had no regulatory contribution requirements for 2009 and 2008; however, we elected to make voluntary contributions of $70.0 million and $130.0 million, respectively, to our U.S. qualified defined benefit pension plan. As noted above, we made a voluntary contribution of $67.0 million to our U.S. qualified defined benefit pension plan in February 2010. We do not anticipate making any additional contributions during 2010.

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

The fair value of plan assets for our U.K. pension plan was £99.5 million at December 31, 2009, compared to £82.1 million at December 31, 2008. The U.K. pension plan has a deficit of £7.8 million at December 31, 2009, compared to £4.7 million at December 31, 2008. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 15.0 percent of employee salaries, sufficient to meet the minimum funding requirement under U.K. legislation. During 2009 and 2008, we made required contributions of £3.5 million and £4.0 million, respectively. We anticipate that we will make contributions during 2010 of approximately £3.4 million.

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

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position is a two step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a position that satisfies the recognition threshold at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not threshold but that now satisfy the recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. If a previously recognized tax position is settled for an amount that is different from the amount initially measured, the difference will be recognized as a tax benefit or expense in the period the settlement is effective. We believe that tax positions have been reflected in our financial statements at appropriate amounts in conformity with GAAP.

Contingent Liabilities

On a quarterly basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period. See Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

Consolidated Operating Results

(in millions of dollars)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Revenue
Premium Income	$7,475.5	(4.0)%	$7,783.3	(1.5)%	$7,901.1
Net Investment Income	2,346.6	(1.8)	2,389.0	(0.9)	2,409.9
Net Realized Investment Gain (Loss)	11.7	(102.5)	(465.9)	N.M.	(65.2)
Other Income	257.2	(6.8)	275.9	0.7	274.1

Total	10,091.0	1.1	9,982.3	(5.1)	10,519.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,291.6	(5.1)	6,626.4	(5.2)	6,988.2
Commissions	837.1	(1.9)	853.3	1.5	841.1
Interest and Debt Expense	125.4	(20.0)	156.7	(35.2)	241.9
Deferral of Acquisition Costs	(593.6)	0.5	(590.9)	6.2	(556.3)
Amortization of Deferred Acquisition Costs	526.2	1.4	519.1	8.1	480.4
Compensation Expense	793.3	2.7	772.6	6.9	722.4
Other Expenses	818.7	(0.3)	821.1	2.0	805.0

Total	8,798.7	(3.9)	9,158.3	(3.8)	9,522.7

Income from Continuing Operations Before Income Tax	1,292.3	56.8	824.0	(17.4)	997.2
Income Tax	439.7	62.4	270.8	(16.6)	324.8

Income from Continuing Operations	852.6	54.1	553.2	(17.7)	672.4

Income from Discontinued Operations	-	-	-	(100.0)	6.9

Net Income	$852.6	54.1	$553.2	(18.6)	$679.3

N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.554, 1.871, and 2.004 for the years ended 2009, 2008, and 2007, respectively. Our operating revenue and operating income by segment would have been higher in 2009 by approximately $233.1 million and $77.0 million, respectively, and higher in 2008 by approximately $86.7 million and $24.2 million, respectively, if the results for our U.K. operations had been translated at a constant exchange rate of 2.004, the rate for 2007. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income for both 2009 and 2008 includes premium growth, relative to the preceding years, for Unum US supplemental and voluntary lines of business and Colonial Life. Unum US group disability and group life and accidental death and dismemberment lines of business experienced year over year declines in premium income during 2009 and 2008 relative to the prior years. A portion of this decline was expected and is attributable to our continued pricing discipline for our Unum US group business and our strategy of developing a more balanced business mix. However, during 2009, premium growth for Unum US group business was also negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Unum UK premium income, in local currency, declined during 2009 relative to 2008 due to lower premium growth from existing customers, similar to Unum US, and also due to a decline in the in-force block of business resulting from lower persistency and sales in 2008 and 2007. The decline in the in-force block also unfavorably impacted Unum UK premium growth during 2008 relative to 2007. Premium income in the Individual Disability – Closed Block segment continues to decline, as expected, in this closed block of business.

Net investment income was lower in 2009 relative to the prior year due to several factors: (i) the weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income, (ii) we received lower interest income during 2009 on bonds in Unum UK for which interest income is linked to a U.K. inflation index, the impact of which was largely offset by lower claim reserves due to lower claim payments which are also linked to inflation, (iii) during 2009 we earned lower interest rates on our floating rate invested assets, largely offset by lower interest expense on our floating rate debt, and (iv) we received fewer bond call premiums and consent fees during 2009 compared to 2008. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and an increase in our portfolio yield due to the investment of new cash at higher rates than that of prior periods.

Net investment income was marginally lower in 2008 relative to 2007. During 2008, we received fewer bond call premiums, and the level of prepayment income on mortgage-backed securities declined relative to the preceding year. The weaker pound in 2008 relative to 2007 also unfavorably affected translated results for net investment income. The impact of these items was mostly offset by continued growth in the level of invested assets and a slight increase in our portfolio yield due to the investment of new cash at higher rates.

We recognized in earnings a net realized investment gain of $11.7 million in 2009 compared to losses of $465.9 million in 2008 and $65.2 million in 2007. During 2009, we recognized other-than-temporary impairment losses of $215.5 million related to fixed maturity securities, $211.8 million of which was recognized in earnings and $3.7 million in other comprehensive income. Other-than temporary impairment losses on fixed maturity securities were $151.1 million and $53.7 million in 2008 and 2007, respectively, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During 2009, changes in the fair value of this embedded derivative resulted in a realized gain of $243.1 million compared to realized losses of $291.7 million in 2008 and $57.3 million in 2007. The gains and losses on this embedded derivative resulted primarily from a change in credit spreads in the overall investment market.

Other income includes fees for administrative services only (ASO) products, which declined approximately 8.6 percent in 2009 relative to the prior year. Other income in 2008 also included a refund of interest attributable to certain tax years.

The benefit ratio was 84.2 percent in 2009 compared to 85.1 percent in 2008 and 88.4 percent in 2007, with continuing improvement in risk results in each of our business segments. See “Segment Results” as follows for discussions of line of business risk results and claims management performance in each of our segments.

Interest and debt expense for 2009 was lower than 2008 due primarily to lower average levels of outstanding debt and lower rates of interest on our floating rate debt. Interest and debt expense for 2008 was lower than 2007 due to lower rates of interest on our outstanding debt, primarily as a result of the replacement of older fixed rate debt with non-recourse floating rate debt, as well as lower cost related to early retirement of debt. The cost related to early retirement of debt was minimal in 2009 and 2008. The cost related to early retirement of debt in 2007 was $58.8 million and was associated with our $769.5 million debt repurchase. See “Debt” contained in this Item 7 for additional information.

The deferral of acquisition costs in 2009 was generally consistent with the prior year, with continued growth in certain of our product lines and the associated increase in deferrable expenses offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs was slightly higher in 2009 relative to the prior year due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency in the Unum US supplemental and voluntary lines. The deferral and amortization of deferred acquisition costs was higher in 2008 relative to the prior year due primarily to continued growth in certain of our product lines. Amortization increased in 2008 relative to 2007 due to an increase in the amortization related to Unum US internal replacement transactions as well as slightly elevated persistency in certain policy issue years.

Other expenses, as reported, decreased slightly in 2009 relative to 2008. Excluding the effect of the lower exchange rate for translating Unum UK’s expenses, other expenses increased in 2009 due primarily to an increase in our pension costs. Other expenses, both as reported and excluding the effect of the lower exchange rate, increased in 2008 compared to 2007 due to expenditures related to our investment in brand and product promotion and an increase in product and service development costs in our core lines of business. We continue to aggressively manage our operating expenses as we seek to increase the effectiveness and efficiency of our operating processes.

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Unum US
Fully Insured Products	$709.2	1.1%	$701.5	11.2%	$631.0
Administrative Services Only (ASO) Products	7.7	6.9	7.2	-	7.2

Total Unum US	716.9	1.2	708.7	11.0	638.2

Unum UK	123.2	23.8	99.5	(5.6)	105.4

Colonial Life	343.8	1.1	340.2	1.6	334.9

Individual Disability - Closed Block	1.5	(37.5)	2.4	(20.0)	3.0

Consolidated	$1,185.4	3.0	$1,150.8	6.4	$1,081.5

Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue in accordance with GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our financial statements are reported on an “as earned” basis rather than an annualized basis and also include renewals and persistency of in-force policies written in prior years as well as current new sales.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Year Ended December 31
	2009	2008	2007

Operating Revenue by Segment	$10,079.3	$10,448.2	$10,585.1
Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)

Revenue	$10,091.0	$9,982.3	$10,519.9

Operating Income by Segment	$1,280.6	$1,289.9	$1,062.4
Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)
Income Tax	439.7	270.8	324.8
Income from Discontinued Operations	-	-	6.9

Net Income	$852.6	$553.2	$679.3

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

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income	$4,873.1	(1.8)%	$4,963.0	(1.0)%	$5,014.0
Net Investment Income	1,200.5	5.6	1,136.4	2.0	1,114.0
Other Income	118.7	(10.6)	132.7	(2.1)	135.6

Total	6,192.3	(0.6)	6,232.1	(0.5)	6,263.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,855.9	(3.6)	3,998.4	(5.8)	4,246.4
Commissions	516.6	(0.4)	518.6	3.4	501.5
Interest and Debt Expense	2.0	(52.4)	4.2	(44.0)	7.5
Deferral of Acquisition Costs	(335.5)	1.8	(329.7)	8.4	(304.2)
Amortization of Deferred Acquisition Costs	317.2	(1.0)	320.3	15.6	277.1
Other Expenses	1,061.1	2.4	1,036.2	4.3	993.2

Total	5,417.3	(2.4)	5,548.0	(3.0)	5,721.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$775.0	13.3	$684.1	26.2	$542.1

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	79.1%		80.6%		84.7%
Other Expense Ratio (2)	21.8%		20.9%		19.8%
Before-tax Operating Income Ratio (3)	15.9%		13.8%		10.8%

(1) Included in this ratio for 2007 is a charge of $76.5 million related to the claim reassessment process. Excluding this charge, the benefit ratio for 2007 would have been 83.2%.

(2) Included in this ratio for 2007 is an expense reduction of $10.3 million related to the claim reassessment process. Excluding this item, the other expense ratio for 2007 would have been 20.0%.

(3) Included in this ratio for 2007 is a charge of $66.2 million related to the claim reassessment process. Excluding this charge, the before-tax operating income ratio for 2007 would have been 12.1%.

Unum US Sales

(in millions of dollars)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$182.1	(4.3)%	$190.3	7.1%	$177.7
Group Short-term Disability	83.9	17.3	71.5	10.5	64.7
Group Life	184.9	11.8	165.4	23.4	134.0
AD&D	18.7	8.7	17.2	24.6	13.8

Subtotal	469.6	5.7	444.4	13.9	390.2

Supplemental and Voluntary
Individual Disability - Recently Issued	51.6	(10.9)	57.9	(3.0)	59.7
Group Long-term Care	22.4	(30.4)	32.2	(1.8)	32.8
Individual Long-term Care	3.7	(56.0)	8.4	(15.2)	9.9
Voluntary Benefits	161.9	2.1	158.6	14.6	138.4

Subtotal	239.6	(6.8)	257.1	6.8	240.8

Total Fully Insured Products	709.2	1.1	701.5	11.2	631.0

ASO Products	7.7	6.9	7.2	-	7.2

Total Sales	$716.9	1.2	$708.7	11.0	$638.2

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$320.6	7.9%	$297.2	23.7%	$240.3
Large Case Market	149.0	1.2	147.2	(1.8)	149.9

Subtotal	469.6	5.7	444.4	13.9	390.2

Supplemental and Voluntary	239.6	(6.8)	257.1	6.8	240.8

Total Fully Insured Products	709.2	1.1	701.5	11.2	631.0

ASO Products	7.7	6.9	7.2	-	7.2

Total Sales	$716.9	1.2	$708.7	11.0	$638.2

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Total sales for Unum US increased 1.2 percent in 2009 compared to 2008. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, increased 7.9 percent over the prior year, with higher group short-term disability and group life core market sales partially offset by a decline in group long-term disability core market sales. The number of new accounts in our core market segment increased 6.5 percent in 2009 relative to 2008. Sales in the group large case market segment increased 1.2 percent compared to the prior year. Our sales mix is approximately 68 percent core market and 32 percent large case market, in line with our targeted 60 percent core/40 percent large case market distribution mix.

Our supplemental and voluntary sales have been negatively impacted by the current economic conditions, including lower new account sales as well as lower sales to existing accounts. Sales of voluntary benefits increased by 2.1 percent, and the number of new accounts increased by 19.5 percent compared to 2008. Sales for our individual disability line of business, of which approximately 90 percent are in the multi-life market, decreased 10.9 percent compared to 2008, and sales of group long-term care decreased 30.4 percent. We discontinued selling individual long-term care during 2009.

During 2010 we will continue our focus on the group core market segment and the voluntary products market. We will also seek disciplined growth in our group large case, individual disability, and group long-term care markets.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Unum US sales increased 11.0 percent in 2008 compared to 2007. Our group core market segment had a sales increase of 23.7 percent over 2007, and the number of new accounts increased 16.4 percent. We had a sales mix of approximately 67 percent core market and 33 percent large case market in 2008, and a sales mix of approximately 62 percent core market and 38 percent large case market in 2007. Our supplemental and voluntary sales increased 6.8 percent in 2008 compared to 2007, with a 14.6 percent increase in voluntary sales offsetting the expected decrease in sales of individual long-term care.

Sales in the group large case market segment declined 1.8 percent in 2008 compared to 2007. Sales for our individual disability line of business, of which approximately 91 percent are in the multi-life market, decreased slightly during 2008 compared to 2007.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Group Long-term Disability	$1,726.9	(6.1)%	$1,838.5	(3.0)%	$1,895.7
Group Short-term Disability	432.8	(0.5)	435.1	(10.4)	485.6

Total Premium Income	2,159.7	(5.0)	2,273.6	(4.5)	2,381.3
Net Investment Income	629.4	(0.3)	631.3	(2.7)	648.7
Other Income	88.9	(11.3)	100.2	0.1	100.1

Total	2,878.0	(4.2)	3,005.1	(4.0)	3,130.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,862.8	(8.9)	2,043.9	(10.3)	2,277.4
Commissions	162.2	(2.2)	165.9	(1.1)	167.7
Interest and Debt Expense	2.0	(52.4)	4.2	(44.0)	7.5
Deferral of Acquisition Costs	(62.5)	5.2	(59.4)	(1.7)	(60.4)
Amortization of Deferred Acquisition Costs	67.3	(12.3)	76.7	15.9	66.2
Other Expenses	572.6	-	572.4	1.9	561.6

Total	2,604.4	(7.1)	2,803.7	(7.2)	3,020.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$273.6	35.8	$201.4	82.9	$110.1

Operating Ratios (% of Premium Income):
Benefit Ratio (1)	86.3%		89.9%		95.6%
Other Expense Ratio (2)	26.5%		25.2%		23.6%
Before-tax Operating Income Ratio (3)	12.7%		8.9%		4.6%

Premium Persistency:
Group Long-term Disability	86.9%		87.8%		85.1%
Group Short-term Disability	86.8%		82.1%		74.0%

Case Persistency:
Group Long-term Disability	87.4%		89.2%		88.4%
Group Short-term Disability	86.5%		88.2%		87.4%

(1) Included in this ratio for 2007 is a charge of $76.5 million related to the claim reassessment process. Excluding this charge, the benefit ratio for 2007 would have been 92.4%.

(2) Included in this ratio for 2007 is an expense reduction of $10.3 million related to the claim reassessment process. Excluding this item, the other expense ratio for 2007 would have been 24.0%.

(3) Included in this ratio for 2007 is a charge of $66.2 million related to the claim reassessment process. Excluding this charge, the before-tax operating income ratio for 2007 would have been 7.4%.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income for group disability declined in 2009 relative to the prior year, a portion of which was expected and is attributable to our pricing, renewal, and risk selection strategy. Premium income for our Unum US group business, both disability and life, was also negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium persistency increased for group short-term disability in both the core and large case segments. Premium persistency for group long-term disability increased in the core market segment but decreased in the large case segment, resulting in an overall persistency decline for group long-term disability. Case persistency declined due to a higher number of terminated cases in the smaller size case market within the core segment. These terminations did not affect premium persistency negatively to the degree they affected case persistency due to a lower average premium per terminated case. Net investment income was consistent in 2009 relative to 2008, with an increase in the level of assets offset by lower interest rates on floating rate assets. Other income includes ASO fees of $59.2 million and $64.8 million for 2009 and 2008, respectively.

The benefit ratio for 2009 was lower than the benefit ratio for the prior year due primarily to a higher rate of claim recoveries for group long-term disability and a decrease in the paid claim incidence rates for group short-term disability. Paid claim incidence rates for group long-term disability were higher in 2009 relative to 2008, but the average size of new claims was lower.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in 2009 relative to the prior year due to a decrease in the variable rate of interest during 2009 and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral of acquisition costs increased in comparison to 2008 due to a higher level of deferrable expenses partially resulting from increased group short-term disability sales. Amortization was lower in 2009 relative to the prior year due to a decrease in amortization related to internal replacement transactions. These transactions are accounted for as an extinguishment of the original policy and the issuance of a new policy.

The other expense ratio increased in 2009 compared to the prior year due primarily to the decline in premium income and an increase in policy maintenance expenses associated with the change in the mix of in-force policies from the large case market to the core market segment. Included in 2008 other expenses was $4.4 million related to a 2008 broker compensation settlement agreement.

During 2009, Unum America entered into a quota share reinsurance agreement with RGA Americas Reinsurance Company, Ltd. under which Unum America will cede a closed block of group long-term disability claims. The reinsurance transaction does not meet the conditions for reinsurance accounting and is therefore accounted for as a deposit. As such, there is no effect on reported premium income or benefits. The only impact on the income statement is the risk charge paid to the reinsurer.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income for group disability decreased in 2008 relative to 2007 due primarily to our pricing, renewal, and risk selection strategy as well as the termination of one large case group in September 2007. However, premium persistency and case persistency both improved in 2008 over 2007 in both the core and large case markets. Net investment income declined in 2008 in comparison to 2007 primarily due to a lower yield on assets supporting this line of business resulting from the investment of new cash at a lower yield than that of the existing portfolio and also due to a decrease in bond call premiums. The decline in yield and bond call premiums was partially offset by an increase in the level of assets in the portfolio. ASO fees were $64.8 million and $65.2 million in 2008 and 2007, respectively.

The benefit ratio for 2008 was lower than the benefit ratio for 2007, excluding the 2007 revision to our estimate for the claim reassessment costs, due primarily to a higher rate of claim recoveries in group long-term disability and lower paid claims in short-term disability. Claim incidence rates for both group long-term and short-term disability were slightly lower in 2008 than 2007.

Interest and debt expense was lower in 2008 compared to the prior year due to a lower variable rate of interest and a decrease in the amount of outstanding debt resulting from principal repayments.

Amortization of deferred acquisition costs was higher in 2008 relative to 2007 due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in 2008 compared to 2007 due primarily to the decline in premium income and an increase in policy maintenance expenses and product service and development costs. Also contributing to the increase in the other expense ratio was $4.4 million of expense related to the broker compensation settlement.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Group Life	$1,057.7	(0.5)%	$1,062.8	(4.0)%	$1,107.4
Accidental Death & Dismemberment	104.9	(17.8)	127.6	(2.6)	131.0

Total Premium Income	1,162.6	(2.3)	1,190.4	(3.9)	1,238.4
Net Investment Income	126.5	0.4	126.0	(6.6)	134.9
Other Income	1.9	(17.4)	2.3	(4.2)	2.4

Total	1,291.0	(2.1)	1,318.7	(4.1)	1,375.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	815.5	(1.5)	827.6	(8.2)	901.6
Commissions	85.4	-	85.4	(3.7)	88.7
Deferral of Acquisition Costs	(48.1)	19.4	(40.3)	11.6	(36.1)
Amortization of Deferred Acquisition Costs	45.9	(16.5)	55.0	39.6	39.4
Other Expenses	197.6	9.7	180.1	9.2	164.9

Total	1,096.3	(1.0)	1,107.8	(4.4)	1,158.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$194.7	(7.7)	$210.9	(2.9)	$217.2

Operating Ratios (% of Premium Income):
Benefit Ratio	70.1%		69.5%		72.8%
Other Expense Ratio	17.0%		15.1%		13.3%
Before-tax Operating Income Ratio	16.7%		17.7%		17.5%

Premium Persistency:
Group Life	86.9%		83.8%		78.8%
Accidental Death & Dismemberment	88.1%		86.4%		80.8%

Case Persistency:
Group Life	87.2%		89.1%		87.7%
Accidental Death & Dismemberment	87.2%		89.2%		88.0%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income for group life and accidental death and dismemberment decreased in 2009 relative to 2008, a portion of which was expected and is due to our pricing, renewal, and risk selection strategy. Consistent with the decline in premium income for group disability, premium growth for group life and accidental death and dismemberment has also been negatively impacted by lower premium growth from existing customers. Premium income for accidental death and dismemberment declined in part due to a reinsurance agreement entered into, effective January 1, 2009, to cede an $8.0 million annualized premium in-force block of business. In both product lines, premium persistency improved, but case persistency declined in comparison to the prior year due to a higher number of terminated cases in the fewer than 100 lives market segment. Net investment income was consistent in 2009 relative to 2008, with an increase in the level of assets offset by lower interest rates on floating rate assets.

The benefit ratio in 2009 was higher than the prior year as a result of a higher average paid claim size in group life which was only partially offset by a lower rate of paid claim incidence.

The deferral of acquisition costs increased in 2009 compared to 2008 due primarily to an increase in the level of deferrable expenses resulting from the increase in sales. Amortization of deferred acquisition costs was lower in 2009 relative to the prior year due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in 2009 in comparison to the prior year due to the decline in premium income as well as an increase in policy acquisition-related costs associated with increased sales and an increase in policy maintenance expenses associated with the change in the mix of in-force policies from the large case market to the core market segment.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income for group life decreased in 2008 relative to 2007 due primarily to our pricing, renewal, and risk selection strategy. Premium persistency and case persistency both improved in 2008 in comparison to 2007. The decrease in net investment income in 2008 relative to 2007 resulted from a decline in the level of assets supporting these lines of business and from a lower yield on the portfolio due to the investment of new cash at a lower yield than that of the existing portfolio.

The benefit ratio decreased in 2008 due primarily to lower paid claim incidence rates for both group life and the accidental death and dismemberment lines of business.

The deferral of acquisition costs increased in 2008 due primarily to increased sales in the group core market segment. Amortization of deferred acquisition costs was higher in 2008 relative to 2007 due to an increase in amortization related to internal replacement transactions.

The other expense ratio increased in 2008 in comparison to 2007 due primarily to the decline in premium income as well as an increase in policy maintenance expenses and product and service development costs.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Individual Disability - Recently Issued	$463.7	(1.7)%	$471.5	3.2%	$456.7
Long-term Care	594.7	2.4	580.7	9.0	532.9
Voluntary Benefits	492.4	10.2	446.8	10.4	404.7

Total Premium Income	1,550.8	3.5	1,499.0	7.5	1,394.3
Net Investment Income	444.6	17.3	379.1	14.7	330.4
Other Income	27.9	(7.6)	30.2	(8.8)	33.1

Total	2,023.3	6.0	1,908.3	8.6	1,757.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,177.6	4.5	1,126.9	5.6	1,067.4
Commissions	269.0	0.6	267.3	9.1	245.1
Deferral of Acquisition Costs	(224.9)	(2.2)	(230.0)	10.7	(207.7)
Amortization of Deferred Acquisition Costs	204.0	8.2	188.6	10.0	171.5
Other Expenses	290.9	2.5	283.7	6.4	266.7

Total	1,716.6	4.9	1,636.5	6.1	1,543.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$306.7	12.8	$271.8	26.5	$214.8

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	51.4%		53.3%		56.7%
Long-term Care	111.6%		106.1%		106.0%
Voluntary Benefits	56.0%		58.0%		60.1%
Other Expense Ratio	18.8%		18.9%		19.1%
Before-tax Operating Income Ratio	19.8%		18.1%		15.4%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	32.5%		35.9%		40.0%
Long-term Care	76.5%		75.5%		77.7%

Premium Persistency:
Individual Disability - Recently Issued	89.6%		90.7%		90.6%
Long-term Care	95.1%		95.5%		95.4%
Voluntary Benefits	79.9%		80.4%		79.4%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income increased in 2009 relative to the prior year due primarily to sales growth, particularly in the voluntary benefits product line, partially offset by a slight decline in premium persistency. Net investment income increased relative to the prior year due to higher investment income related to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at higher yields than that of the existing portfolio.

The interest adjusted loss ratio for the individual disability – recently issued line of business declined in 2009 relative to the prior year due primarily to a more favorable claim recovery rate and a lower number of reopened claims, partially offset by an increase in the paid incidence rate. The interest adjusted loss ratio for long-term care increased in 2009 relative to the prior year due primarily to an increase in paid claim incidence rates. The benefit ratio for voluntary benefits decreased in 2009 as compared to 2008 due primarily an increase in premium income, partially offset by an increase in the paid claim incidence rate for the voluntary disability product line.

The deferral of acquisition costs decreased in 2009 as compared to 2008 due to the decrease in acquisition-related expenses resulting from lower sales. The amortization of acquisition costs was higher in 2009 due to an acceleration of amortization resulting from lower persistency in certain of the product lines. The other expense ratio in 2009 was consistent with the prior year.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income increased in 2008 relative to 2007 due to sales growth in our supplemental and voluntary product lines, the impact of premium rate increases implemented for individual long-term care, and overall stable persistency. Net investment income increased in 2008 relative to 2007 primarily from growth in the level of assets supporting these lines of business.

The decrease in the interest adjusted loss ratio for the individual disability – recently issued line of business for 2008 relative to 2007 is due primarily to a decrease in paid claim incidence rates, partially offset by a lower claim recovery rate. The interest adjusted loss ratio for long-term care was lower in 2008 than in 2007 due primarily to higher premium income, partially offset by an increase in claim incidence rates. The benefit ratio for voluntary benefits decreased in 2008 as compared to 2007, due primarily to a lower rate of paid claim incidence for the disability line of business and a lower mortality rate for the life line of business.

The increase in commissions and the deferral and amortization of acquisition costs in 2008 relative to 2007 is due primarily to growth in these lines of business. The other expense ratio decreased slightly in 2008 in comparison to 2007 due to a higher rate of premium growth relative to expense growth.

Segment Outlook

During 2009, we experienced an unfavorable impact on premium growth which we believe was caused by the uncertain economic environment. Our 2009 sales were also negatively impacted by the economy, particularly sales to existing accounts. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect continued volatility in net investment income during 2010 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to manage our expense levels relative to premium levels through operating effectiveness and performance management. Unum US has goodwill of approximately $190.0 million at year end 2009, none of which is currently believed to be at risk for future impairment.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic downturn may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. Although we did not experience significantly higher levels of disability claims incidence during 2009, we did experience slightly elevated levels in the second half of 2009. We are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound. We continue to see future growth opportunity based on employee choice, defined employer funding, simple administration, and effective communication. Our strategies for growth focus on (i) delivering product choice through an integrated, easy-to-manage, and flexible platform, (ii) providing communications to employees with a focus on education and enrollment efficiencies, (iii) continued expansion and improvement in distribution, and (iv) developing strong capabilities to cross-sell, re-enroll, and retain customers.

During 2010, we will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We believe we are well-positioned strategically in our markets and that opportunities for growth exist in our group core market segment and in the voluntary markets. We will continue to manage our value businesses, which we define as the group large case market, individual disability, and long-term care product lines, in a disciplined manner for profitability. While the recession impacted our ability to grow premium income during 2009, we expect to achieve a slight increase in premium income during 2010. We anticipate that the benefit ratio in our group disability product line will begin to level out during 2010. We think future margin improvement is achievable, although at a slower rate of growth than was achieved for 2008 and 2009, driven primarily by our ongoing product mix shift and the growth of our voluntary benefits product line.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Group Long-term Disability	$503.1	(25.6)%	$675.9	(10.2)%	$752.6
Group Life	147.8	(15.3)	174.6	(1.6)	177.4
Individual Disability	35.2	(9.3)	38.8	1.3	38.3

Total Premium Income	686.1	(22.8)	889.3	(8.2)	968.3
Net Investment Income	124.5	(31.6)	181.9	(2.9)	187.4
Other Income	2.4	20.0	2.0	(35.5)	3.1

Total	813.0	(24.2)	1,073.2	(7.4)	1,158.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	373.6	(26.9)	511.4	(11.0)	574.3
Commissions	46.7	(20.8)	59.0	(11.9)	67.0
Deferral of Acquisition Costs	(29.1)	(22.2)	(37.4)	(9.2)	(41.2)
Amortization of Deferred Acquisition Costs	30.5	(5.9)	32.4	(34.4)	49.4
Other Expenses	141.7	(22.9)	183.8	0.2	183.5

Total	563.4	(24.8)	749.2	(10.1)	833.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$249.6	(23.0)	$324.0	(0.6)	$325.8

Operating Ratios (% of Premium Income):
Benefit Ratio	54.5%		57.5%		59.3%
Other Expense Ratio	20.7%		20.7%		19.0%
Before-tax Operating Income Ratio	36.4%		36.4%		33.6%

Premium Persistency:
Group Long-term Disability	88.6%		87.4%		88.0%
Group Life	80.1%		74.9%		70.5%
Individual Disability	87.6%		87.6%		89.4%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred in 2009 and in 2008, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Group Long-term Disability	£322.2	(11.6)%	£364.4	(3.1)%	£375.9
Group Life	94.1	0.9	93.3	5.4	88.5
Individual Disability	22.4	7.2	20.9	9.4	19.1

Total Premium Income	438.7	(8.3)	478.6	(1.0)	483.5
Net Investment Income	79.6	(19.2)	98.5	5.3	93.5
Other Income	1.6	33.3	1.2	(25.0)	1.6

Total	519.9	(10.1)	578.3	(0.1)	578.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	238.3	(13.6)	275.8	(3.8)	286.8
Commissions	29.8	(6.6)	31.9	(4.8)	33.5
Deferral of Acquisition Costs	(18.5)	(8.0)	(20.1)	(2.4)	(20.6)
Amortization of Deferred Acquisition Costs	19.5	8.9	17.9	(27.5)	24.7
Other Expenses	90.2	(9.4)	99.6	8.7	91.6

Total	359.3	(11.3)	405.1	(2.6)	416.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£160.6	(7.3)	£173.2	6.5	£162.6

Weighted Average Pound/Dollar Exchange Rate	1.554		1.871		2.004

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income declined in 2009 relative to the prior year due to lower premium growth from existing customers and also due to a decline in the in-force block of group long-term disability business resulting from lower persistency and lower sales during 2008 and 2007. Also contributing to the comparative decline was an increase in group long-term disability premium income of £2.8 million in 2008 relating to a non-recurring reinsurance premium on a previously acquired claims block. The decline in group long-term disability premium income was partially offset by increases in premium income for group life due to higher sales and improved persistency.

Net investment income decreased in 2009 relative to the prior year due primarily to a reduction in inflation which reduced the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group long-term disability policies that provide for inflation-linked increases in disability benefits. The decrease in 2009 net investment income attributable to these index-linked bonds was generally offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability policies. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by lower claim payments and reserves. The benefits reset to a higher payment when the rate of inflation increases but are not reset to a lower payment due to a decrease in the rate of inflation, whereas investment income on the inflation index-linked bonds can fluctuate either positively or negatively depending on the movement in the inflation rate.

The lower benefit ratio in 2009 in comparison to the prior year was primarily due to a decline in the level of claim incidence for group long-term disability as well as the impact of lower inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature. Partially offsetting these items is an increase in claim incidence for the group life line of business. Claim recoveries for group long-term disability were generally consistent with the prior year.

The deferral of acquisition costs in 2009 decreased in comparison to the prior year due primarily to a lower level of deferrable expenses resulting from the reduction in the overall expense level as well as a change in the mix of sales. The increase in amortization of acquisition costs in 2009 relative to the prior year is due primarily to an increase in amortization related to internal replacement transactions that are accounted for as an extinguishment of the original policy and the issuance of a new policy.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Premium income decreased in 2008 relative to 2007 due primarily to a decline in group long-term disability resulting from lower persistency levels and lower sales. This decline was partially offset by increases in premium income for group life due to higher sales and improved persistency and to individual disability due to the continued growth in the in-force block from higher levels of sales during 2008 and 2007. A decrease in group life ceded premiums as a result of a modification, in the fourth quarter of 2007, of a quota share reinsurance arrangement relating to new group life sales also contributed to the increase in group life premiums in 2008 compared to 2007. Net investment income increased in 2008 relative to 2007 due primarily to the growth in the level of assets supporting these lines of business and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The lower benefit ratio in 2008 in comparison to 2007 was primarily due to an increased rate of claim recoveries for group long-term disability.

The decrease in amortization of acquisition costs in 2008 relative to 2007 is due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio increased during 2008 in comparison with 2007 due primarily to expenses of £4.4 million related to the implementation of the disciplined cost management process during the fourth quarter of 2008.

During 2008, Unum UK became responsible for the ongoing administration and management of a closed block of group long-term disability claims through a reinsurance arrangement with Royal London Mutual Insurance Society Limited. At the time of the transaction, Unum UK received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million, and recorded a deferred gain of £2.7 million. The transaction did not materially impact operating results.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Group Long-term Disability	$63.8	(12.2)%	$72.7	(13.9)%	$84.4
Group Life	53.8	174.5	19.6	48.5	13.2
Individual Disability	5.6	(22.2)	7.2	(7.7)	7.8

Total Sales	$123.2	23.8	$99.5	(5.6)	$105.4

Group Long-term Disability	£40.9	3.0%	£39.7	(5.7)%	£42.1
Group Life	33.4	206.4	10.9	65.2	6.6
Individual Disability	3.6	(7.7)	3.9	-	3.9

Total Sales	£77.9	42.9	£54.5	3.6	£52.6

Sales in Unum UK increased in 2009 compared to 2008, aided by the exit of another large insurance provider from the U.K. group risk market. Excluding the sales related to this exit of this provider, Unum UK sales increased 8.6 percent in 2009 compared to the prior year. The sales growth in group life was attributable to sales growth in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. Group disability also had sales increases in both market segments. Sales of group long-term disability and group life were both unfavorably impacted during 2009 by lower sales to existing accounts.

Sales in Unum UK increased in 2008 compared to 2007 primarily due to growth in group life sales offset partially by a decrease in sales for group long-term disability. In the U.K., legislative changes that removed discrimination by employers on the basis of age, therefore encouraging the extension of insurance coverage, became effective in October 2006. During 2007, Unum UK took advantage of the opportunities offered by age equality legislation, with £7.4 million of additional sales during 2007 compared to only £2.0 million in 2008. Excluding sales related to the change in age equality legislation, Unum UK achieved underlying sales growth of approximately 16 percent in 2008 as compared to 2007.

Segment Outlook

During 2009, we experienced an unfavorable impact on sales to existing customers and premium growth, and we expect this may continue in the near term if current economic conditions persist. Our sales and premium growth could also be further impacted by a prolonged competitive pricing environment in the U.K. We have thus far not experienced any significant deterioration in disability claims incidence or claim recoveries, but similar to Unum US, disability claim incidence and claim recovery rates may be influenced by the current economic environment. Unum UK has an immaterial amount of goodwill recorded on its balance sheet at year end 2009, none of which is currently believed to be at risk for future impairment. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

Our current growth strategy focuses on generating organic growth and expanding our role as the leading provider of group disability insurance in the U.K. Our strategy for future growth combines optimizing the performance of our existing business while developing new market opportunities. We intend to optimize performance of the existing business by (i) improving customer service, (ii) expanding our broker market capabilities and sales effectiveness, and (iii) building on and adapting our existing products to meet emerging customer needs. We intend to develop new market opportunities for employee paid workplace solutions by offering a broader integrated product with simpler, defined choices and flexible funding options through a streamlined and efficient platform with online capabilities matched to broker and employer needs.

During 2010, we will continue our commitment to our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong leadership position in the U.K. during 2010. In the current competitive market and economic environment, we continue to have a cautious outlook for premium growth, but we believe we will be able to achieve overall premium growth during 2010 through improved persistency and increased sales to existing and new customers. Due to the disciplined cost management process we have implemented, we intend to continue to align our operating expenses with premium growth through the implementation of expense efficiencies. During 2010, we expect our margins to continue at the favorable level maintained during 2009 and 2008.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income
Accident, Sickness, and Disability	$625.8	3.1%	$606.9	7.1%	$566.6
Life	165.6	5.2	157.4	9.7	143.5
Cancer and Critical Illness	223.7	5.0	213.0	8.1	197.1

Total Premium Income	1,015.1	3.9	977.3	7.7	907.2
Net Investment Income	114.3	8.1	105.7	5.8	99.9
Other Income	0.5	25.0	0.4	(55.6)	0.9

Total	1,129.9	4.3	1,083.4	7.5	1,008.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	480.6	3.6	464.0	6.0	437.8
Commissions	215.3	1.7	211.8	5.1	201.6
Deferral of Acquisition Costs	(229.0)	2.3	(223.8)	6.1	(210.9)
Amortization of Deferred Acquisition Costs	178.5	7.3	166.4	8.1	153.9
Other Expenses	203.6	3.4	196.9	9.5	179.8

Total	849.0	4.1	815.3	7.0	762.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$280.9	4.8	$268.1	9.1	$245.8

Operating Ratios (% of Premium Income):
Benefit Ratio	47.3%		47.5%		48.3%
Other Expense Ratio	20.1%		20.1%		19.8%
Before-tax Operating Income Ratio	27.7%		27.4%		27.1%

Premium Persistency:
Accident, Sickness, and Disability	74.4%		75.8%		75.9%
Life	84.7%		84.7%		83.8%
Cancer and Critical Illness	83.8%		84.0%		84.1%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The lower level of premium growth in 2009 compared to the 2008 growth rate was attributable primarily to lower sales during the first half of 2009 and lower persistency in the accident, sickness, and disability product line. The lower persistency primarily relates to the loss of a few large policyholder accounts. We believe our lower premium growth was partially due to the current economic conditions which affected the buying patterns of employees and caused employers to defer introduction of new plans. Net investment income increased in 2009 in comparison to the prior year due to growth in the level of assets, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The overall benefit ratio for this segment remained stable in 2009 relative to the prior year, with a lower benefit ratio in the life and cancer and critical illness lines of business partially offset by a slightly higher benefit ratio in the accident, sickness, and disability line of business. The life product line reported a lower benefit ratio in 2009 relative to the prior year due to a change in the mix of life business and the resulting lower change in the active life reserve. The cancer and critical illness product line reported a lower benefit ratio in 2009 relative to the prior year due primarily to a release of active life reserves, partially offset by an increase in disabled life reserves associated with the older cancer products. The increase in the benefit ratio in the accident, sickness and disability line of business resulted primarily from a slight increase in the claim incidence rates relative to the favorable experience of last year.

The amortization of deferred acquisition costs was higher in 2009 due to the continued increase in the level of deferred acquisition costs as well as the fluctuation in amortization related to certain of our interest-sensitive policies.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Growth in premium income for 2008 compared to 2007 was attributable primarily to stable persistency and an increase in sales during 2008 and 2007. Net investment income increased in 2008 in comparison to 2007 due to growth in the level of assets and a higher yield on the portfolio.

The benefit ratio decreased in 2008 in comparison to 2007 due primarily to favorable risk experience in the accident, sickness, and disability line of business, offset somewhat by higher benefit ratios in the life and cancer and critical illness lines of business. The improvement in the accident, sickness, and disability line of business resulted from favorable experience related to several new products introduced between 2002 and 2004. The life line of business benefit ratio was higher in 2008 relative to 2007 due to a higher level of death claims and a higher average claim cost. The cancer and critical illness product line reported a higher benefit ratio in 2008 relative to 2007 due primarily to unfavorable claim experience associated with the older cancer products.

The other expense ratio for 2008 increased in comparison to 2007 due primarily to field expansion and development.

Sales

(in millions of dollars)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Accident, Sickness, and Disability	$221.1	(0.5)%	$222.1	5.1%	$211.3
Life	68.3	6.7	64.0	(4.0)	66.7
Cancer and Critical Illness	54.4	0.6	54.1	(4.9)	56.9

Total Sales	$343.8	1.1	$340.2	1.6	$334.9

Colonial Life’s sales in 2009 increased 1.1 percent relative to last year, with 7.2 percent growth in new account sales and a decline of 2.3 percent in existing account sales. We experienced sales growth of 11.8 percent in the public sector market and a slight increase in sales in the commercial market segment with more than 500 lives. These sales increases were partially offset by a sales decline of 2.6 percent in the commercial core market segment, which we define for Colonial Life as employee groups with fewer than 500 lives. The number of new accounts in 2009 increased relative to 2008, while the new account annualized sales premium per case sold declined.

Colonial Life’s 2008 sales increased in the commercial core market segment as compared to 2007 sales levels. Partially offsetting this increase was a decrease in sales in the commercial market segment for employee groups with more than 500 lives and a decrease in the public sector markets for state and federal governments. The number of new accounts and the new account annualized sales premium per case sold both increased in 2008 over 2007.

Segment Outlook

During 2009, economic conditions had an unfavorable impact on existing account sales and on premium growth, and we expect this trend may continue in the near term if current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During 2009, we did not experience a significant increase in claim incidence levels in the aggregate or in any particular market sector. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Given the general stability and consistency of our risk results, we intend to continue to concentrate on developing our agency distribution system and implementing marketing strategies to accelerate sales growth. We believe our value proposition, through which we serve as benefits counselors for employers and employees and as a single source for benefits communication, voluntary insurance products, and enrollment services, is well positioned for changes in the voluntary market. Our 2010 growth strategy will focus on (i) distribution expansion and effectiveness, (ii) benefits communication, primarily through one-to-one enrollment, (iii) targeted marketing programs to accelerate new account growth and better penetrate existing accounts, and (iv) balanced growth in our market segments.

During 2010, we will continue with our commitment to fostering our risk management culture while we seek to further expand our market opportunities. While we expect sales and premium growth to be modest in the near term, strong profit margins are expected to continue. We believe sales and premium growth will reaccelerate as the economy improves and employment growth resumes.

Individual Disability - Closed Block Segment

The Individual Disability – Closed Block segment generally consists of those individual disability policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income	$898.5	(5.6)%	$952.3	(5.7)%	$1,009.9
Net Investment Income	740.6	(3.5)	767.5	(7.3)	827.6
Other Income	100.8	2.2	98.6	(4.9)	103.7

Total	1,739.9	(4.3)	1,818.4	(6.3)	1,941.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,489.6	(3.6)	1,544.8	(4.3)	1,614.5
Commissions	58.1	(7.3)	62.7	(9.3)	69.1
Interest and Debt Expense	16.6	(52.7)	35.1	N.M.	8.3
Other Expenses	141.3	(4.6)	148.1	5.9	139.8

Total	1,705.6	(4.8)	1,790.7	(2.2)	1,831.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$34.3	23.8	$27.7	(74.7)	$109.5

Interest Adjusted Loss Ratio (1)	81.6%		82.2%		84.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio (2)	15.7%		15.6%		13.8%
Before-tax Operating Income Ratio (3)	3.8%		2.9%		10.8%

Premium Persistency	93.2%		93.8%		94.3%

N.M. = not a meaningful percentage

(1) Included in this ratio for 2007 is a credit of $10.7 million related to the claim reassessment process. Excluding this credit, the interest adjusted loss ratio for 2007 would have been 85.2%.

(2) Included in this ratio for 2007 is an expense reduction of $2.5 million related to the claim reassessment process. Excluding this item, the other expense ratio for 2007 would have been 14.1%.

(3) Included in this ratio for 2007 is a credit of $13.2 million related to the claim reassessment process. Excluding this credit, the before-tax operating income ratio for 2007 would have been 9.5%.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The decrease in premium income for 2009 relative to the prior year is due to the expected run-off of this block of closed business due to lower persistency and policy maturities. Net investment income decreased in 2009 relative to the prior year due to lower interest rates on floating rate assets as well as a lower level of assets supporting this closed block of business, partially offset by an increased level of prepayment income on mortgage-backed securities. We also received fewer bond call premiums and consent fees during 2009 compared to 2008.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased slightly compared to the prior year due to favorable experience in the reinsured blocks.

The interest adjusted loss ratio for 2009 declined slightly relative to the prior year due to higher claim recoveries. Interest and debt expense decreased from the prior year due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

The other expense ratio increased slightly in 2009 when compared to 2008 due primarily to the decline in premium income. Included in 2008 other expenses is a $4.7 million litigation settlement.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The decrease in premium income for 2008 relative to 2007 is due to the expected run-off of this block of closed business due to persistency and policy maturities. Net investment income decreased in 2008 compared to 2007 due to a decrease in bond call premiums, a lower level of assets, and a decline in the portfolio yield for this segment. During the fourth quarter of 2007, we entered into an intercompany reinsurance transaction which allowed us to release excess statutory capital previously supporting this reinsured closed block of business. As a result, the capital allocated to our Individual Disability – Closed Block segment declined, with a resulting decrease in net investment income due to the lower asset levels needed to support allocated capital. Because this is an intercompany reinsurance arrangement, reported results remain unchanged for this segment other than the lower net investment income.

Other income declined in 2008 relative to 2007, primarily due to a lower level of assets and the resulting lower level of net investment income on certain blocks of business we have reinsured.

The interest adjusted loss ratio was lower in 2008 compared to 2007, excluding the decrease in our claim reassessment reserve estimate, due primarily to lower average size of new claims and fewer reopened claims.

Interest and debt expense on the debt issued in the fourth quarter of 2007 is higher in 2008 because it represents a full year of expense compared to a partial year of expense in 2007.

The other expense ratio is higher for 2008 relative to 2007 due to a $4.7 million litigation settlement as well as higher legal fees related to two pending cases.

Segment Outlook

We expect that this segment may experience volatility in net investment income due to the variability in interest rates on floating rate assets and also due to a reduced level of bond call premiums relative to historical levels. A portion of the volatility in interest income will be offset by commensurate changes in the interest expense on our floating rate debt.

We expect that operating revenue and income will continue to decline over time as this closed block of business winds down. We believe that the interest adjusted loss ratio for this block of business will be relatively flat over the long term, but the segment may experience quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in our reserve assumptions could result in a material impact on our reserve levels.

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

Operating Results

(in millions of dollars)

	Year Ended December 31
	2009	% Change	2008	% Change	2007

Operating Revenue
Premium Income	$2.7	92.9%	$1.4	(17.6)%	$1.7
Net Investment Income	166.7	(15.6)	197.5	9.1	181.0
Other Income	34.8	(17.5)	42.2	37.0	30.8

Total	204.2	(15.3)	241.1	12.9	213.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	91.9	(14.7)	107.8	(6.4)	115.2
Commissions	0.4	(66.7)	1.2	(36.8)	1.9
Interest and Debt Expense	106.8	(9.0)	117.4	(48.1)	226.1
Other Expenses	64.3	124.0	28.7	(7.7)	31.1

Total	263.4	3.3	255.1	(31.8)	374.3

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(59.2)	N.M.	$(14.0)	91.3	$(160.8)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $71.1 million in 2009 compared to $106.0 million and $74.9 million in 2008 and 2007, respectively. Operating losses were $91.9 million in 2009 compared to $30.6 million and $178.3 million in 2008 and 2007, respectively.

The decrease in operating revenue in 2009 compared to 2008 is due primarily to a decrease in net investment income resulting from lower interest rates on short-term investments. Operating revenue in 2008 included $7.6 million of other income received during 2008 related to a refund of interest primarily attributable to tax years 1986 through 1996. Operating revenue in 2008 was also favorable to the level of 2007 due to an increase in net investment income resulting from higher asset levels.

Interest and debt expense declined in 2009 relative to 2008 due primarily to lower average levels of outstanding debt. Interest expense declined in 2008 relative to 2007 due to the replacement, in the fourth quarter of 2007, of older fixed rate debt held in Corporate and Other with non-recourse debt issued in conjunction with the securitization of our closed block of individual disability reserves and held in the Individual Disability – Closed Block segment. Costs related to early retirement of debt were $58.8 million in 2007 and minimal in the other periods presented. See “Debt” contained in this Item 7 for further discussion.

Other expenses were $56.2 million in 2009 compared to $19.2 million and $27.1 million in 2008 and 2007, respectively. The increase in other expenses for 2009 is due primarily to increased pension costs of approximately $42.0 million. Included in the 2007 other expenses is a securities litigation settlement accrual of $11.6 million.

Insurance Product Results

Operating revenue for our insurance products was $133.1 million in 2009, compared to $135.1 million and $138.6 million in 2008 and 2007, respectively. These closed lines of business had operating income of $32.7 million in 2009, compared to $16.6 million and $17.5 million in 2008 and 2007, respectively.

Segment Outlook

The general economic outlook for corporate bond defaults continues to be high relative to historical levels. We have tested whether our capital plans have sufficient cushion to absorb possible losses. We believe the current level of cash and marketable securities at our holding companies as well as the level of our statutory risk-based capital position us well for the current economic environment. It is possible, however, that defaults in our investment portfolio will result in realized investment losses, reduced net investment income, and lower statutory capital. Depending on the magnitude of defaults, it is possible that we would need to seek external financing.

During 2010, we will continue our disciplined approach to growth and risk management. We expect our capital to continue to build as we take a conservative approach to capital deployment and seek to retain significant financial flexibility. Interest and debt expense will be higher in 2010 as compared to 2009 due to the issuance of debt on September 30, 2009, as previously discussed. We expect that 2010 pension costs will be approximately $15.0 million lower than the level of 2009.

Discontinued Operations

During the first quarter of 2007, we completed the sale of GENEX and recognized an after-tax gain on the transaction of approximately $6.2 million. This gain is included with income from discontinued operations in our consolidated statements of income. Also included in discontinued operations is after-tax income for GENEX of $0.7 million in 2007. See Note 2 of the “Notes to Consolidated Financial Statements” for additional information.

Investments

Overview

Our investment portfolio is well diversified by type of investment and industry sector. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We believe our portfolio is positioned to moderate the potential impact on our financial position and operating results from a continuing economic slowdown.

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At December 31, 2009, we held $17.1 million fair value ($17.0 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $175.4 million fair value ($185.7 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A2. We held $363.4 million fair value ($410.7 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

Below is a summary of our formal investment policy, including the overall quality and diversification objectives:

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of our portfolios.
•

The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity type instruments, up to 35 percent in private placements, and 10 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, bank loans, asset-backed securities, government and government agencies, and municipal securities.
•	We intend to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities, in the aggregate, to within a range of +/- ten percent of the liability duration.
•	The weighted average credit quality rating of the portfolio should be Baa1 or higher.
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

Rating	Internal Limit
($ in millions)
AAA/A	$200
BBB+	175
BBB	100
BBB-	80
BB+	80
BB	60
BB-	50
B	20

•	The portfolio is to be diversified across industry classification and geographic lines.
•

Derivative instruments may be used to replicate permitted asset classes, hedge interest rate risk and foreign currency risk, and match liability duration and cash flows consistent with the plan reviewed by the finance committee of Unum Group’s board of directors and approved by the boards of directors of our insurance subsidiaries.

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

Investment Results

Net investment income was $2,346.6 million in 2009, a decrease of 1.8 percent relative to 2008. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. During 2009, we also received lower investment income on bonds in Unum UK for which interest income is linked to a U.K. inflation index, as compared to the prior year. This decrease in net investment income was largely offset by lower claim reserves due to lower claim payments which are also linked to inflation. In addition, we earned lower interest rates on our floating rate invested assets during 2009, largely offset by lower interest expense on our floating rate debt. We also received fewer bond call premiums and consent fees during 2009 compared to the prior year. Somewhat mitigating the impact of these items is continued growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and an increase in our portfolio yield due to the investment of new cash at higher rates than that of the prior year.

Net investment income was $2,389.0 million in 2008, a decrease of 0.9 percent relative to 2007. The level of invested assets was higher in 2008 compared to 2007, but we received fewer bond call premiums during 2008. The weaker British pound in 2008 relative to 2007 also unfavorably affected translated results for net investment income. Our portfolio yield increased slightly in 2008 over 2007 due to the investment of new cash at higher rates than that of prior periods.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.74 percent as of December 31, 2009, and the weighted average credit rating was A3. This compares to a yield of 6.72 percent as of December 31, 2008 and a weighted average credit rating of A2. At December 31, 2009, the weighted average duration of our policyholder liability portfolio was approximately 8.23 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.08 years. The difference between the asset and liability durations is outside our investment policy guidelines. We are currently reviewing our investment strategy as well as our tolerance levels.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)

	Year Ended December 31
	2009	2008	2007

Fixed Maturity Securities
Gross Gains on Sales	$48.6	$64.9	$56.0
Gross Losses on Sales	(83.5)	(80.8)	(29.1)
Other-Than-Temporary Impairment Loss	(211.8)	(151.1)	(53.7)

Mortgage Loans and Other Invested Assets
Gross Gains on Sales	11.5	13.5	49.8
Gross Losses on Sales	(0.4)	(3.8)	(8.3)
Impairment Loss	(8.1)	(15.0)	(22.5)

Embedded Derivative in Modified
Coinsurance Arrangement	243.1	(291.7)	(57.3)

Other Derivatives	12.3	(1.9)	(0.1)

Net Realized Investment Gain (Loss)	$11.7	$(465.9)	$(65.2)

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During 2009, we recognized an other-than-temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations weakened materially in the first quarter 2009, as well as the continued weakness in the economy at that time, led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $32.9 million on securities issued by a U.K. financial institution. The decline in value of the securities is primarily the result of the global credit crisis and the slowdown in the economy. In addition, this financial institution made a major acquisition during the peak of the past credit cycle. The financial institution then had to recognize impairments on loans and other assets held by the acquired company, resulting in the need for additional capital. This capital was initially provided by shareholders and others, but as the economic environment further deteriorated, the financial institution participated in the government guarantee of senior debt, capital injections, and an asset protection scheme. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $23.9 million on securities issued by a U.S. automotive parts company. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production reductions at the time of the impairment loss. Declining earnings caused the company to be out of compliance with covenants in certain of its debt issues. The company eventually obtained waivers on these covenants, the terms of which precluded the company from making interest payments on certain of its other debt issues. The company was unable to cure this default within the grace period and ultimately was forced to file for bankruptcy. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $23.7 million on principal protected equity linked trust certificates representing our investment in a trust which held forward contracts to purchase shares of a Vanguard S&P 500 index mutual fund. We recognized the other-than-temporary impairment loss because we intended to sell the security. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During 2009, we recognized an other-than-temporary impairment loss of $20.1 million on securities issued by a large specialty chemical company. The company reported fourth quarter 2008 earnings that were weaker than expected, which limited its prospects of refinancing its 2009 debt maturities. The company had been pursuing asset sales to raise cash but was unable to do so in time to avoid a financial restructuring. During the first quarter of 2009, the company filed for bankruptcy protection. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production cuts. The U.S. government made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faced increased challenges. In March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $17.5 million on securities issued by a U.K. financial institution. During 2008, a significant decrease in funding liquidity ultimately required the U.K. government to nationalize this institution. In this process, the government provided guarantees on deposits, senior debt, and loans. Since 2008, the company initiated several programs to improve its liquidity and to repay the loans to the government. In the first quarter of 2009, the company announced it had developed a plan for a legal and capital restructuring of the company, which it expected to complete in the second half of 2009. During the second quarter of 2009, the company submitted its plan to the European Commission (EC) and requested permission to begin the program under EC competition rules. The EC released various aspects of the company’s restructuring plan, which included splitting the company into multiple entities. It appeared we would be unable to recover the entire cost basis of our securities, which are subordinate to the government’s debt as well as other creditors. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During 2008, we recognized an other-than-temporary impairment loss of $39.3 million on a principal protected equity linked note which contained an embedded forward contract to purchase shares of a Vanguard S&P 500 index mutual fund. The note also provided principal protection through the substitution of highly rated bonds in place of the underlying S&P 500 index mutual fund, should a specified trigger event occur. At the time of the impairment loss, the decline in the S&P 500 index had not been significant enough to trigger the substitution of the highly rated bonds, but due to the then recent steep decline in the S&P 500 index, we could no longer conclude that the value of the underlying S&P 500 index mutual fund would equate to or exceed the par value of the security at maturity. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2008, we recognized an other-than-temporary impairment loss of $32.0 million on securities issued by a U.S. based automobile manufacturer and its captive finance subsidiary. The company experienced a decline in profitability and cash flow due to the weak economic environment. Although at the time of the impairment loss the company had not yet received government bailout money, the probability of receiving some form of government financial aid had significantly increased. Other U.S. automakers that had received bailout money were expected to request their bondholders to accept a significant reduction in principal. In order for this company to stay competitive with other U.S. automakers, it was likely that it, too, would seek debt relief from its bondholders and that we would not recover our entire principal for these securities. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2008, we recognized an other-than-temporary impairment loss of $27.8 million on securities issued by a large investment banking firm. The company experienced a rapid deterioration in its credit and derivatives portfolio, which made it impossible for the firm to raise additional capital or to sell assets to increase liquidity. The inability to raise capital forced the company to file for bankruptcy protection in the third quarter of 2008. The firm was rated A2 by Moody’s and A by S&P at the time of the bankruptcy filing. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During 2008, we recognized an other-than-temporary impairment loss of $21.6 million on securities issued by a large publisher of yellow page advertising. The outlook for this industry had continued to worsen due to the secular change impacting the industry and due to weak economic conditions. The company’s third quarter 2008 earnings were down significantly as compared to prior periods, and bad debt expense and financial leverage increased significantly. These financial results increased the likelihood that the company might violate bank covenants and seek waivers from its bondholders. Additionally, the company had hired external consultants to advise it on potential capital restructuring alternatives. These events increased the likelihood that the company would seek to tender its bonds at a discounted value and that our bonds would not fully recover in value. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During 2008, we recognized an other-than-temporary impairment loss of $12.9 million on securities issued by a large international chemical company. The company’s third quarter 2008 operating results were weak due to recessionary industry conditions and the negative impact of hurricane activity on its oil refinery operations. Due to these factors, the company experienced a significant decline in its liquidity. In late December 2008, lenders denied the company’s request to obtain additional funding from its existing line of credit. As a result, the company’s liquidity was insufficient to fund required cash outflows, and the company hired external consultants to advise it on potential capital restructuring alternatives. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

•

During 2008, we recognized an other-than-temporary impairment loss of $12.1 million on securities issued by a large newspaper publishing company. The outlook for this industry had continued to deteriorate due to the secular change away from newspaper advertising and weak economic conditions. The company reported poor third quarter 2008 operating results. The increase in leverage and lower cash flows increased the likelihood that the company might violate its bank covenants. The company had attempted to sell non-core assets to reduce its debt, but it had been unable to execute a sale. As a result, it was likely that our bonds would not fully recover in value. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

•

During 2007, we recognized an other-than-temporary impairment loss of $15.0 million on bonds issued by a large media company. The company was the subject of a leveraged buyout that placed a large amount of debt on the balance sheet during 2007. Because of our outlook for the future business prospects of this issuer, the length of time these securities had been in an unrealized loss position, and a change in our intent to retain the security for a sufficient period of time for it to recover, we determined that an other-than-temporary impairment had occurred. These securities were investment-grade at the time of purchase but were downgraded to below-investment-grade in the second quarter of 2006. At the time of the impairment, these securities had been in an unrealized loss position for a period of greater than two years.

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

•

During 2007, we recorded an adjustment to the book values and related unrealized loss of two securitized asset trusts acquired in 2001 to reflect the values that would have been present had we recorded the investment income as dividends rather than interest accretion. The book value adjustment of $20.2 million was recognized as a realized investment loss. Because the investments no longer satisfied our investment objectives, we subsequently sold the trusts in 2007 and recognized a realized investment gain of $24.9 million on the sale.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•

During 2009, we recognized a loss of $14.2 on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

•	During 2008, we recognized a loss of $16.2 million on the sale of securities, issued by a large investment banking firm, for which we had recorded an impairment loss in 2008, as previously discussed.

•

During 2008, we recognized a loss of $10.1 million on the disposition of the principal protected equity linked note as previously discussed. The note’s substitution clause was triggered in the fourth quarter of 2008 due to the continued decline in the S&P 500 index. At the time of the triggering event, we made the decision to take ownership in the underlying Vanguard S&P 500 index mutual fund shares rather than accept the zero coupon bonds issued by the financial services company. At the time of disposition, this note had been continuously in an unrealized loss position for a period of less than ninety days.

We had no individual realized investments losses $10.0 million or greater from the sale of fixed maturity securities during 2007.

Embedded Derivative in a Modified Coinsurance Arrangement

We report changes in the fair value of an embedded derivative in a modified coinsurance arrangement as realized investment gains and losses, as required under the provisions of GAAP. GAAP requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view the effect of realized gains and losses recognized for this embedded derivative as a reporting requirement that will not result in a permanent change in assets or stockholders’ equity.

The changes in fair value of this embedded derivative recognized as realized gains and losses during 2009, 2008 and 2007 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(117.4) million at December 31, 2009 compared to $(360.5) million at December 31, 2008 and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value composition by internal industry classification of our fixed maturity security portfolio and the associated unrealized gains and losses are as follows:

Fixed Maturity Securities – By Industry Classification

As of December 31, 2009

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,077.1	$46.2	$558.3	$62.5	$1,518.8	$108.7
Capital Goods	3,365.4	209.1	684.2	32.3	2,681.2	241.4
Communications	2,376.1	208.4	360.5	30.4	2,015.6	238.8
Consumer Cyclical	1,299.9	5.9	537.2	59.4	762.7	65.3
Consumer Non-Cyclical	4,873.7	307.2	861.7	35.5	4,012.0	342.7
Energy (Oil & Gas)	3,033.3	301.4	281.4	13.2	2,751.9	314.6
Financial Institutions	3,045.3	(60.6)	1,611.1	132.0	1,434.2	71.4
Mortgage/Asset-Backed	3,723.1	309.5	283.9	3.6	3,439.2	313.1
Sovereigns	1,491.5	133.7	75.9	1.3	1,415.6	135.0
Technology	809.9	56.6	171.0	5.0	638.9	61.6
Transportation	900.4	89.0	95.6	5.2	804.8	94.2
U.S. Government Agencies and Municipalities	2,096.1	(17.5)	918.4	101.4	1,177.7	83.9
Utilities	8,781.7	422.0	1,899.2	109.1	6,882.5	531.1
Redeemable Preferred Stocks	40.9	(1.9)	20.6	2.2	20.3	0.3

Total	$37,914.4	$2,009.0	$8,359.0	$593.1	$29,555.4	$2,602.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2009 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2009. The elevated level of unrealized losses at the end of 2008 and continuing into the early part of 2009 resulted primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of December 31, 2009

(in millions of dollars)

	2009				2008
	December 31	September 30	June 30	March 31	December 31

Fair value < 100% >= 70% of amortized cost

<= 90 days	$62.7	$5.5	$19.8	$95.2	$171.3
> 90 <= 180 days	4.5	1.7	30.2	107.7	342.3
> 180 <= 270 days	2.3	0.2	47.2	321.8	271.8
> 270 days <= 1 year	3.7	2.1	133.4	270.2	292.9
> 1 year <= 2 years	84.2	132.6	367.4	598.8	461.4
> 2 years <= 3 years	105.4	155.9	303.2	247.7	198.1
> 3 years	160.6	170.3	435.0	455.9	404.2

Sub-total	423.4	468.3	1,336.2	2,097.3	2,142.0

Fair value < 70% >= 40% of amortized cost

<= 90 days	-	-	-	4.1	-
> 90 <= 180 days	-	-	-	2.1	8.6
> 180 <= 270 days	-	-	3.0	29.3	76.6
> 270 days <= 1 year	-	2.7	-	71.0	76.4
> 1 year <= 2 years	16.5	-	87.1	197.6	261.2
> 2 years <= 3 years	0.2	2.2	94.8	172.9	69.9
> 3 years	2.4	0.4	39.2	275.3	187.9

Sub-total	19.1	5.3	224.1	752.3	680.6

Fair Value < 40%

> 270 days <= 1 year	-	-	-	-	6.3
> 1 year <= 2 years	-	-	-	43.8	31.3
> 2 years <= 3 years	-	-	-	61.7	22.9
> 3 years	0.5	0.6	0.6	13.2	0.6

Sub-total	0.5	0.6	0.6	118.7	61.1

Total	$443.0	$474.2	$1,560.9	$2,968.3	$2,883.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of December 31, 2009

(in millions of dollars)

	2009				2008
	December 31	September 30	June 30	March 31	December 31

Fair value < 100% >= 70% of amortized cost

<= 90 days	$0.1	$-	$1.4	$0.7	$25.6
> 90 <= 180 days	-	0.4	0.7	18.5	48.7
> 180 <= 270 days	0.1	0.1	25.9	37.9	42.2
> 270 days <= 1 year	-	14.9	23.1	36.9	16.3
> 1 year <= 2 years	48.0	80.8	121.9	62.5	39.8
> 2 years <= 3 years	45.7	64.2	59.5	7.0	0.4
> 3 years	24.3	21.3	34.2	20.7	26.6

Sub-total	118.2	181.7	266.7	184.2	199.6

Fair value < 70% >= 40% of amortized cost

> 90 <= 180 days	-	-	-	23.1	17.5
> 180 <= 270 days	-	-	8.8	16.8	32.3
> 270 days <= 1 year	-	7.1	9.7	37.9	18.4
> 1 year <= 2 years	10.9	48.4	121.0	197.7	160.8
> 2 years <= 3 years	1.3	25.2	38.7	36.1	28.1
> 3 years	19.7	48.9	74.1	29.3	67.5

Sub-total	31.9	129.6	252.3	340.9	324.6

Fair Value < = 40%

> 180 <= 270 days	-	-	-	-	6.2
> 270 days <= 1 year	-	-	-	2.7	15.3
> 1 year <= 2 years	-	-	-	73.2	39.7
> 2 years <= 3 years	-	-	12.1	28.8	37.1
> 3 years	-	-	-	91.4	45.5

Sub-total	-	-	12.1	196.1	143.8

Total	$150.1	$311.3	$531.1	$721.2	$668.0

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10.0 Million or Greater on Fixed Maturity Securities

As of December 31, 2009

(in millions of dollars)

Classification	Fair Value	Gross Unrealized Loss	Number of Issuers

Investment-Grade

U.S. Government Agencies and Municipalities	$541.8	$59.7	2
Financial Institutions	168.4	27.5	3
Consumer Cyclical	22.6	10.6	1

Total	$732.8	$97.8	6

Below-Investment-Grade

Basic Industry	$24.9	$15.6	1
Financial Institutions	23.5	10.1	1

Total	$48.4	$25.7	2

We held one security at December 31, 2009 with a gross unrealized loss of $20.0 million or greater. The security, which was issued by the Federal Home Loan Mortgage Corporation, had a fair value of $511.0 million and a gross unrealized loss of $49.7 million. The security has been in a loss position for a period of greater than three years. The security was rated AAA by S&P as of December 31, 2009, with no negative outlook by any major rating agencies. The decline in the fair value of this security relates to changes in interest rates subsequent to purchase of the security as well as concerns related to the overall mortgage market. We believe the decline in fair value of this security is temporary. We do not intend to sell this security or believe it is more likely than not we will be required to sell this security before recovery of the amortized cost. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in this Item 7 and Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for a discussion of the process we use to monitor and evaluate our fixed maturity securities for determining other-than-temporary impairments.

At December 31, 2009, our mortgage/asset-backed securities had an average life of 5.66 years, effective duration of 4.61 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. The primary risk involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2009, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,671.8 million and $2,589.8 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,404.0 million and $1,274.8 million on an amortized cost basis at December 31, 2009 and 2008, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We expect that we will continue to add investments in this category either through the secondary market or through loan originations. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At December 31, 2009, we held one mortgage loan which was delinquent more than 30 days as to interest or principal payments and which we consider impaired. This loan is carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million. At December 31, 2008, impaired mortgage loans totaled $5.2 million. We had no valuation allowance for mortgage loans at December 31, 2008.

See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our investments.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $7.0 million at December 31, 2009. The carrying value of fixed maturity securities posted as collateral to our counterparties was $123.1 million at December 31, 2009. We believe that our credit risk is mitigated by our use of multiple counterparties, all of whom are rated A or better by both Moody’s and S&P. See Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our derivative financial instruments.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $35.5 million and $11.8 million on a fair value basis at December 31, 2009 and 2008, respectively.

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

We have met all minimum pension funding requirements set forth by ERISA. We made a voluntary contribution of $67.0 million to our U.S. qualified defined benefit pension plan in February 2010. We do not anticipate making any additional contributions during 2010. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make a contribution of approximately £3.4 million during 2010.

We issued $350.0 million of senior notes against our open shelf registration on September 30, 2009. In the near term, we expect that our need for external financing is small, but changes in our business as noted above could increase our need. We previously had a $250.0 million unsecured revolving credit facility that expired in December 2009. We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company liquidity can be utilized to mitigate potential losses from defaults.

During 2010, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC well above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

Consolidated Cash Flows

Our cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category in our 2007 consolidated statement of cash flows. The absence of cash flows from discontinued operations did not materially affect liquidity and capital resources.

Operating Cash Flows

Net cash provided by operating activities was $1,237.0 million for the year ended December 31, 2009, compared to $1,326.1 million and $1,750.3 million for the comparable periods of 2008 and 2007, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and stable persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the level of portfolio yield rates. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for 2009, 2008, and 2007 include pension contributions of approximately $79.7 million, $140.9 million, and $124.8 million, respectively. We also had increased cash inflows of approximately $211.4 million in 2007 due to the reinsurance recapture of a small block of individual disability business.

The fluctuation in the income tax adjustment to reconcile 2009 and 2008 net income to net cash provided by operating activities was due primarily to changes in the deferred tax asset related to the change in the fair value of an embedded derivative in a modified coinsurance arrangement. The decrease in the “Other, Net” adjustment to reconcile net income to net cash provided by operating activities in 2008 compared to 2007 is due primarily to the 2007 reclassification of costs related to early retirement of debt to cash flows from financing activities.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $1,213.9 million for the year ended December 31, 2009 compared to $424.7 million and $1,855.0 million for the comparable periods of 2008 and 2007, respectively.

Proceeds from sales and maturities of available-for-sale securities in 2009 were lower than 2008 primarily due to lower sales of fixed maturity securities, a decrease in bond maturities and bonds that were called at par, and the translation of investment proceeds from our U.K. operations at lower exchange rates. Proceeds from sales and maturities of available-for-sale securities in 2008 were consistent with the level of 2007 primarily due to an increase in bond maturities and bonds that were called at par, offset by a decrease in sales of fixed maturity securities, a lower level of proceeds from mortgage-backed securities prepayments, and the translation of investment proceeds from our U.K. operations at lower exchange rates.

Proceeds from sales and maturities of other investments increased in 2009 primarily due to an increase in sales of other long-term investments and an increase in proceeds from terminations of derivatives within our cash flow hedging programs. This increase was partially offset by a decline in proceeds from commercial mortgage loan maturities and prepayments. Proceeds from sales and maturities of other investments decreased in 2008 relative to 2007 primarily due to lower proceeds from the sale of common stock investments and a reduction in commercial mortgage loan maturities and prepayments. The reduction in cash flows received from sales and maturities of other investments was partially offset by higher proceeds in 2008 from terminations of derivatives within our cash flow hedging programs.

Purchases of available-for-sale securities decreased during 2009 relative to 2008. This decrease resulted from fewer funds available for reinvestment as compared to the prior year due to the lower level of proceeds from sales of available-for-sale securities and from the lower exchange rate for translation of purchases within our U.K. operations. Purchases of available-for-sale securities decreased during 2008 relative to 2007 due to the lower exchange rate for translation of purchases within our U.K. operations and to investing more heavily in short-term investments rather than fixed maturity securities during the last half of 2008. During the first half of 2008, we invested more heavily in fixed maturity securities as we continued to transition out of short-term investments into floating rate fixed maturity securities to support the floating rate debt issued during the fourth quarter of 2007. Purchases of available for sale securities in 2007 included the investing of the net cash inflows of $98.8 million from the sale of GENEX and the $211.4 million in cash inflows from the reinsurance recapture.

Purchases of other investments primarily relate to mortgage loans.

Net sales of short-term investments decreased during 2009 relative to 2008 due to the sale of investments during 2008 to help fund the $700.0 million accelerated share repurchase agreements executed one half in each of January and August 2008, as well as the 2008 transition to floating rate fixed maturity securities in lieu of short-term investments. This decrease in proceeds was partially offset by the transition of our portfolio out of short-term investments into fixed maturity securities during 2009.

Net sales of short-term investments increased during 2008 due to the sale of investments to fund the $700.0 million accelerated share repurchase agreements executed during 2008 and due to the transition to floating rate fixed maturity securities in lieu of short-term investments during the first half of 2008. Short-term investment activity in 2007 included the investment of a portion of the proceeds from the issuance of 17.7 million shares of common stock. During 2007, we issued $800.0 million of debt and invested the proceeds in floating rate bonds and short-term investments. Short-term investments were used as an interim investment as we sought suitable floating rate investments to support the floating rate debt.

Proceeds from the acquisition of business in 2008 relate to the Unum UK acquisition of a group long-term disability claims portfolio. Proceeds from the disposition of business in 2007 relate to the sale of GENEX.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $1.5 million for the year ended December 31, 2009 compared to net cash used of $1,049.5 million and net cash provided of $181.2 million for the comparable periods of 2008 and 2007, respectively.

Net short-term debt repayments in 2009 consist of the purchase and retirement of the remaining $132.2 million of our 5.859% notes and the repayment of $58.3 million of reverse repurchase agreements outstanding at December 31, 2008. Net short-term debt repayments in 2008 are comprised of the purchase and retirement of the remaining $175.0 million of our 5.997% senior notes and $17.8 million of our 5.859% notes, less the issuance of $58.3 million of reverse repurchase agreements.

During 2009, we received proceeds of $350.0 million, less debt issuance costs of $3.2 million, from the issuance of $350.0 million of 7.125% senior notes. During 2007, we received proceeds of $800.0 million, less debt issuance costs of $15.1 million, from the issuance of $800.0 million aggregate principal amount of debt by Northwind Holdings.

Long-term debt repayments include the 2009, 2008, and 2007 principal payments of $10.0 million, $10.0 million, and $17.5 million, respectively, on Tailwind Holdings’ floating rate, senior secured non-recourse notes. Debt repayments in 2009 and 2008 include principal payments of $48.0 million and $59.3 million, respectively, on Northwind Holdings’ floating rate, senior secured non-recourse notes. Long-term debt repayments also include the purchase and retirement of $1.2 million aggregate principal of our 7.19% medium-term notes and $0.6 million aggregate principal of our 6.75% notes in 2009 as well as $36.6 million of our 6.85% notes in 2008. During 2007, we also repurchased and/or made principal payments of an additional $752.0 million aggregate principal amount of outstanding debt and paid debt repurchase costs of $34.2 million.

During 2007, we received proceeds of approximately $300.0 million and issued 17.7 million shares of common stock upon the settlement of the common stock purchase contract element of the adjustable conversion-rate equity security units issued in 2004.

During 2008, we completed a $700.0 million authorized share repurchase program by purchasing 29.9 million shares.

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

During 2008, Unum Group received $100.0 million from an insurance subsidiary for the repayment of a surplus debenture issued to Unum Group in 1997 with a maturity date of October 2027.

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

The payment of ordinary dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of statutory surplus as it relates to policyholders. Although it is unlikely we will utilize the entire amount of available dividends, based on the restrictions under current law, $719.7 million is available during 2010 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, excluding Northwind Reinsurance Company (Northwind Re) and Tailwind Reinsurance Company (Tailwind Re). Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations will be dependent upon the receipt of dividends from Northwind Re and Tailwind Re, respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the reinsured business.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £198.5 million is available for the payment of dividends from Unum Limited during 2010, subject to regulatory approval. However, in order to preserve Unum Limited’s capital at a reasonable level, it is unlikely that we will utilize the entire amount available during 2010.

The amount available during 2009 for the payment of ordinary dividends from Unum Group’s traditional U.S. insurance subsidiaries was $653.3 million, of which $90.0 million was declared and paid. The traditional U.S. insurance subsidiaries also paid extraordinary dividends of $110.0 million in 2009. The amount available during 2009 from Unum Limited was £145.5 million, of which £28.5 million was declared and paid. During 2009, Northwind Re received regulatory approval from the insurance department of its state of domicile to pay dividends of $32.7 million to Northwind Holdings, and Tailwind Re received regulatory approval from the insurance department of its state of domicile to pay dividends of $14.2 million to Tailwind Holdings. The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries without regulatory approval generally depends on the level of earnings of those insurance subsidiaries as calculated under law. In addition to regulatory restrictions, the amount of dividends that may be paid by insurance subsidiaries will depend on additional factors, such as RBC ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. Unum Group’s RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 382 percent at the end of 2009, with the individual RBC ratios for Unum Group’s principal traditional U.S. insurance subsidiaries all in excess of 300 percent. The individual RBC ratios for Northwind Re and Tailwind Re, our special purpose financial captive insurance companies, are calculated using the NAIC Company Action Level formula and have target levels of 200 percent. The RBC ratios for Northwind Re and Tailwind Re each exceeded the 200 percent target level at the end of 2009. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

Debt

At December 31, 2009, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,549.6 million. We had no short-term debt at December 31, 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 20.5 percent at December 31, 2009 compared to 21.5 percent at December 31, 2008. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.8 percent at December 31, 2009 compared to 26.6 percent at December 31, 2008.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. During 2009, Moody’s issued a ratings downgrade from A2 to Baa1 on the debt rating of the non-recourse debt issued by Northwind Holdings, which will cause an increase in the fee paid to the third party guarantor on Northwind Holdings’ debt. The increase in this fee is not material to our earnings on a consolidated basis or to earnings for the Individual Disability - Closed Block segment. Also during 2009, Moody’s confirmed the Baa1 debt rating of the non-recourse debt issued by Tailwind Holdings. Any further ratings downgrade from either S&P or Moody’s with respect to non-recourse debt issued by Tailwind Holdings or Northwind Holdings could cause additional increases in the fees paid to the third party guarantor on those debt issuances but would not cause a breach. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In 2009, we purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009, $1.2 million aggregate principal of our 7.19% medium-term notes due 2028, and $0.6 million aggregate principal of our 6.75% notes due 2028. We also repaid $58.3 million of reverse repurchase agreements outstanding at December 31, 2008.

In 2008, we retired the remaining $175.0 million of our 5.997% senior notes due May 2008. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015 and $17.8 million of our 5.859% senior notes due May 2009.

In 2007, we purchased and retired $17.5 million of our outstanding 6.75% notes scheduled to mature in 2028. Pursuant to a cash tender offer, we purchased and retired $23.5 million aggregate liquidation amount of the 7.405% junior subordinated debt securities due 2038; $99.9 million aggregate principal amount of the 7.625% notes due 2011; $210.5 million aggregate principal amount of the 7.375% notes due 2032; and $66.1 million aggregate principal amount of the 6.75% notes due 2028. We also called and retired all $150.0 million principal amount of our outstanding 7.25% notes scheduled to mature in 2032. Also in 2007, in open market transactions, we purchased $34.5 million of our outstanding 6.85% notes due 2015.

In 2009 and 2008, we made principal payments of $48.0 million and $59.3 million on Northwind Holdings’ floating rate, senior secured non-recourse notes due 2037. During 2009, 2008, and 2007, we made principal payments of $10.0 million, $10.0 million, and $17.5 million, respectively, on Tailwind Holdings’ floating rate, senior secured non-recourse notes due 2036.

In February 2007, the scheduled remarketing of the senior note element of the 2004 units occurred, as stipulated by the terms of the original offering, and we reset the interest rate of $300.0 million of senior notes due in 2009 to 5.859%. We purchased $150.0 million of the senior notes in the remarketing which were subsequently retired. In May 2007, we settled the purchase contract element of the units by issuing 17.7 million shares of common stock. We received proceeds of approximately $300.0 million from the transaction.

Issuance of Debt

In 2009, Unum Group issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, pay semi-annual interest at a fixed rate of 7.125%. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes, due 2037, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $692.7 million at December 31, 2009.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes, due 2036, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $92.5 million at December 31, 2009.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures, due 2015, in a private offering. The debentures are fully and unconditionally guaranteed by Unum Group. The aggregate principal amount outstanding was $296.7 million at December 31, 2009.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due 2032 and $150.0 million of 7.25% public income notes due 2032. The public income notes were called and retired in 2007 as previously discussed. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2009.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due 2011. The aggregate principal amount outstanding was $225.1 million at December 31, 2009.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due 2028, $200.0 million of 7.0% senior notes due 2018, and $250.0 million of 6.75% senior notes due 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $165.8 million at December 31, 2009.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature in 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2009.

Unum Group has debt securities with an aggregate principal amount outstanding of $60.8 million which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990. The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2009, 2008, and 2007 was $122.0 million, $157.3 million, and $184.1 million, respectively. The cost related to early retirement of debt during 2008 and 2007 was $0.4 million and $58.8 million, respectively.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. As stated previously, we issued $350.0 million of senior notes against our open shelf registration on September 30, 2009. The shelf registration enables us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2009 (in millions of dollars).

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Long-term Debt	$4,373.2	$137.5	$468.7	$240.6	$3,526.4

Policyholder Liabilities	39,947.3	4,386.9	6,520.0	4,939.6	24,100.8

Pensions and Other Postretirement Benefits	2,058.1	91.3	151.4	126.8	1,688.6

Payable for Collateral Under Derivative Financial Instruments	24.9	24.9	-	-	-

Miscellaneous Liabilities	642.4	586.9	13.5	10.6	31.4

Operating Leases	102.2	25.7	36.5	20.4	19.6

Purchase Obligations	92.8	91.7	1.1	-	-

Total	$47,240.9	$5,344.9	$7,191.2	$5,338.0	$29,366.8

Receipts Due

Reinsurance Recoverable	$7,602.7	$282.7	$550.6	$465.1	$6,304.3

Excluded from the preceding table are tax liabilities of approximately $166.7 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. It is possible that during 2010 we will reach a final settlement with the Internal Revenue Service concerning audit adjustments for certain tax years, but we are unable to estimate a reasonably reliable amount for the potential cash settlement. See Note 7 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets. See Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset/liability management under “Investments” contained in this Item 7.

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

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, accounts payable, fair value of derivative obligations, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain are included in the one year or less category.

Operating leases include noncancelable obligations on certain office space and equipment.

Purchase obligations include commitments of $53.1 million to fund certain of our investments in private placement securities and partnerships. These are shown in the preceding table based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee or issuer of the private placement securities. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $25.2 million at December 31, 2009.

Off-Balance Sheet Arrangements

As noted in the preceding discussion, we have operating lease commitments and purchase obligations totaling $102.2 million and $92.8 million, respectively, at December 31, 2009.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later specified date. At December 31, 2009, we had no fixed maturity securities posted as collateral to third parties under these programs.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $7.0 million at December 31, 2009. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $123.1 million at December 31, 2009.

Our derivatives counterparties have posted non-cash collateral in various segregated custody accounts to which we have a security interest in the event of counterparty default. This collateral, which is not reflected in the preceding table, had a market value of $22.4 million at December 31, 2009.

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

	AM Best	Fitch	Moody’s	S&P

Issuer Credit Ratings	bbb- (Good)	BBB (Good)	Ba1 (Speculative)	BBB- (Good)

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Provident Life & Casualty	A- (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
First Unum Life	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Colonial Life & Accident	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Life	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Variable	A- (Excellent)	A (Strong)	Baa1 (Adequate)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans, as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates.

On March 13, 2009, AM Best affirmed its ratings of Unum Group and its operating subsidiaries, maintaining the outlook for the Company as “stable.” On June 9, 2009, Moody’s affirmed its ratings of Unum Group and its operating subsidiaries, also maintaining the outlook for the Company as “stable.” On September 25, 2009, S&P affirmed its ratings of Unum Group and its operating subsidiaries, maintaining the outlook for the Company as “stable.” On December 23, 2009, at our request, AM Best withdrew its rating for Unum Limited and will no longer provide a rating for that subsidiary. On February 12, 2010, Fitch upgraded its ratings of Unum Group and its operating subsidiaries to BBB and A, respectively, and changed the outlook for the Company to “stable.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during 2009 or prior to the date of this filing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. See “Investments” contained herein in Item 7 and Notes 3, 4, and 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

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

We believe that the risk of being forced to liquidate investments or terminate derivative positions is minimal, primarily due to the level of capital at our insurance subsidiaries, the level of cash and marketable securities at our holding companies, and our investment strategy which we believe provides for adequate cash flows to meet the funding requirements of our business. We may in certain circumstances, however, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs.

Although the majority of our liabilities related to insurance contracts are not interest rate sensitive and we therefore have minimal exposure to policy withdrawal risk, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals’ behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to mitigate interest rate risk. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows us to choose what we believe to be the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to our activities in derivative financial instruments. We use current and forward interest rate swaps and options on forward interest rate swaps, interest rate forward contracts, forward treasury locks, and forward contracts on specific fixed income securities to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

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

We measure our financial instruments’ market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2009 and 2008 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2009 and 2008 are shown as follows:

	December 31, 2009
	Notional		Hypothetical
(in millions of dollars)	Amount of Derivatives	Fair Value	FV + 100 BP	Change in FV

Assets
Fixed Maturity Securities (1)		$37,914.4	$34,930.8	$(2,983.6)
Mortgage Loans		1,402.5	1,336.4	(66.1)
Policy Loans, Net of Reinsurance Ceded		232.0	219.9	(12.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(1,541.7)	$113.3	$1,655.0
Long-term Debt		(2,296.0)	(2,204.1)	91.9

Derivatives (1)
Swaps	$1,615.9	$(63.1)	$(87.9)	$(24.8)
Forwards	4.8	(0.4)	(0.2)	0.2
Embedded Derivative in Modified Coinsurance Arrangement		(117.4)	(121.5)	(4.1)

	December 31, 2008
	Notional		Hypothetical
(in millions of dollars)	Amount of Derivatives	Fair Value	FV + 100 BP	Change in FV

Assets
Fixed Maturity Securities (1)		$32,134.1	$29,719.2	$(2,414.9)
Mortgage Loans		1,224.4	1,158.6	(65.8)
Policy Loans, Net of Reinsurance Ceded		255.4	242.4	(13.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$809.8	$1,921.9	$1,112.1
Short-term Debt		(188.9)	(188.5)	0.4
Long-term Debt		(1,677.4)	(1,614.4)	63.0

Derivatives (1)
Swaps	$2,265.8	$242.2	$156.2	$(86.0)
Forwards	266.3	60.2	65.0	4.8
Embedded Derivative in Modified Coinsurance Arrangement		(360.5)	(330.3)	30.2

(1) These assets and liabilities are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets with a corresponding offsetting change reported in other comprehensive income or loss, net of deferred taxes.

(2) The adjustment to reserves and other for unrealized investment gains and losses reflects the adjustments to deferred acquisition costs and policyholder liabilities that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities and derivatives had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of deferred taxes.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2009 and 2008 levels, stockholders’ equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $98.6 million and $72.8 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2009 and 2008, segment operating income, which excludes net realized investment gains and losses and income tax, as reported in U.S. dollars would have decreased approximately $27.1 million and $33.5 million, respectively, for the years then ended.

Dividends paid by Unum Limited are generally held at our U.K. finance subsidiary. If these funds are repatriated to our U.S. holding company, we would at that time be subject to foreign currency risk as the value of the dividend, when converted into U.S. dollars, would be dependent upon the foreign exchange rate at the time of conversion.

We are also exposed to foreign currency risk related to certain foreign investment securities denominated in local currencies and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. We use current and forward currency swaps and currency forward contracts to hedge or minimize the foreign exchange risk associated with these instruments.

See “Unum UK Segment” contained herein in Item 7 for further information concerning foreign currency translation.

Risk Management

As an insurer, we are in the business of risk management. Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have an Enterprise Risk Management (ERM) program. Our ERM program strives to:

•	Identify, measure, mitigate, and report on our risk positions and exposures, including notable risk events;
•	Assess material risks, including how they affect us, how individual risks interrelate, and how management addresses these risks;
•	Practice strong risk management, including diversification across and within business units and systematic limit monitoring;
•	Identify emerging risks and analyze how material future risks might affect us; and
•	Fulfill regulatory, rating agency, and governance objectives.

Through adherence to these objectives, we believe we are better positioned to fulfill our corporate mission, improve and protect stockholder value, and reduce reputational risk.

Our approach to risk management is defined by these fundamental principles:

•

Our risk management strategy begins with our business strategy. We are a specialty insurance carrier focused on providing benefits through employer-sponsored plans. We have market leadership positions in the product lines we offer and more than 160 years of experience. This combination of focused expertise and deep experience is the foundation of our approach to risk management.

•

Risk management cannot be successful in a vacuum; it needs to be embedded in daily decision-making throughout the organization. Unum Group’s board members and our senior leaders clearly acknowledge that risk management is critical to our Company’s long-term success, and this theme cascades through the work of risk committees and the management team. Additionally, we believe the individual and collective decisions of our employees play a key role in successfully managing our overall risk profile.

•

We closely monitor emerging risks, adjust our strategies as appropriate, and hold capital levels which provide financial flexibility. We use qualitative and quantitative approaches to identify emerging risks and develop mitigating strategies to limit our exposure to existing and potential risks.

We utilize stress testing and scenario analysis to shape our business, financial, and strategic planning activities. For example, stress testing of our capital and liquidity management strategies enables us to identify areas of high exposure, assess mitigating actions, develop contingency plans, and guide decisions around our capital and liquidity levels. In addition, scenario analysis is used as input in the development of our business and strategic planning processes.

Risk Committee Structure and Role

We have a “pyramid” risk committee structure in place to govern our ERM process.

Unum Group’s board of directors has broad responsibility for risk management, with the audit committee having principal oversight of the risk management program. Our chief risk officer regularly reports to the audit committee and also to the full board of directors, as appropriate.

An executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The chief risk officer, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by a corporate risk committee and by the risk committees of the three primary operating segments that comprise Unum Group.

Operating segment risk committees for Unum US, Unum UK, and Colonial Life oversee risk specific to their business. These committees are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with corporate guidance.

The corporate risk committee oversees the operational, investment, and capital management subcommittees and reviews risk on a corporate level. Market and credit risk are jointly managed by the investment committee. The capital management committee is responsible for monitoring and planning capital allocation, financing, and liquidity.

In addition to the formal communication channels included in the risk committee structure, we provide ways for employees to report risk directly to the chief risk officer, and we educate employees on Company risks.

Governance, Risk, and Compliance

We employ a decentralized risk management model under which risk-based decisions are made daily on a local level. To achieve long-term success, we believe risk management must be the responsibility of all employees. We strive for a culture of accountability, risk management, and strict compliance, and we believe these values allow our employees to feel comfortable identifying issues as well as taking ownership for addressing potential problems.

The recent recession and financial sector problems have reinforced the importance of effective governance, risk management, and compliance. We rely on four complementary functions.

•	Internal controls provide reasonable assurance that there are controls in place to prevent and detect a material misstatement in our financial reporting;
•	Internal audits assess the effectiveness of controls for operational business processes and monitor compliance with internal policies and procedures;
•	Our compliance organization seeks to ensure compliance with laws and regulations and is responsible for directing our ethics program and privacy efforts; and
•	The ERM program serves as an umbrella and takes a holistic view of risks and risk management efforts across the enterprise.

These groups work closely together to align their plans, activities, and efforts toward the common goal of effective governance, risk, and compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Unum Group changed its method of accounting for impairment of debt securities as of April 1, 2009 in accordance with the adoption of ASC 320-10-65.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee

February 26, 2010

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2009	2008
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $35,905.4; $34,407.6)	$37,914.4	$32,134.1
Mortgage Loans	1,404.0	1,274.8
Policy Loans	2,878.0	2,753.8
Other Long-term Investments	233.5	520.1
Short-term Investments	865.5	1,183.1

Total Investments	43,295.4	37,865.9

Other Assets
Cash and Bank Deposits	71.6	49.9
Accounts and Premiums Receivable	1,732.4	1,784.8
Reinsurance Recoverable	4,996.9	4,974.2
Accrued Investment Income	642.5	605.6
Deferred Acquisition Costs	2,482.5	2,472.4
Goodwill	201.6	200.5
Property and Equipment	443.5	409.4
Deferred Income Tax	-	438.8
Other Assets	610.6	615.9

Total Assets	$54,477.0	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2009	2008
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,736.9	$1,769.5
Reserves for Future Policy and Contract Benefits	37,740.8	34,581.5
Unearned Premiums	452.0	463.9
Other Policyholders’ Funds	1,662.3	1,675.6
Income Tax Payable	114.5	115.5
Deferred Income Tax	273.2	-
Short-term Debt	-	190.5
Long-term Debt	2,549.6	2,259.4
Other Liabilities	1,447.6	1,963.6

Total Liabilities	45,976.9	43,019.5

Commitments and Contingent Liabilities - Note 14

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 363,638,314 and 362,949,412 shares	36.4	36.3
Additional Paid-in Capital	2,587.4	2,546.9
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain (Loss) on Securities Not Other-Than-Temporarily Impaired	376.6	(832.6)
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	3.0	-
Net Gain on Cash Flow Hedges	370.8	458.5
Foreign Currency Translation Adjustment	(78.7)	(177.6)
Unrecognized Pension and Postretirement Benefit Costs	(330.7)	(406.5)
Retained Earnings	6,289.5	5,527.1
Treasury Stock - at cost: 31,829,067 shares	(754.2)	(754.2)

Total Stockholders’ Equity	8,500.1	6,397.9

Total Liabilities and Stockholders’ Equity	$54,477.0	$49,417.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,475.5	$7,783.3	$7,901.1
Net Investment Income	2,346.6	2,389.0	2,409.9
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment
Loss on Fixed Maturity Securities	(215.5)	(151.1)	(53.7)
Other-Than-Temporary Impairment Loss
Recognized in Other Comprehensive Income (Loss)	3.7	-	-

Net Impairment Loss Recognized in Earnings	(211.8)	(151.1)	(53.7)
Other Net Realized Investment Gain (Loss)	223.5	(314.8)	(11.5)

Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)
Other Income	257.2	275.9	274.1

Total Revenue	10,091.0	9,982.3	10,519.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,291.6	6,626.4	6,988.2
Commissions	837.1	853.3	841.1
Interest and Debt Expense	125.4	156.7	241.9
Deferral of Acquisition Costs	(593.6)	(590.9)	(556.3)
Amortization of Deferred Acquisition Costs	526.2	519.1	480.4
Compensation Expense	793.3	772.6	722.4
Other Expenses	818.7	821.1	805.0

Total Benefits and Expenses	8,798.7	9,158.3	9,522.7

Income from Continuing Operations Before Income Tax	1,292.3	824.0	997.2

Income Tax (Benefit)
Current	377.9	340.9	264.2
Deferred	61.8	(70.1)	60.6

Total Income Tax	439.7	270.8	324.8

Income from Continuing Operations	852.6	553.2	672.4

Discontinued Operations - Note 2
Income Before Income Tax	-	-	17.8
Income Tax	-	-	10.9

Income from Discontinued Operations	-	-	6.9

Net Income	$852.6	$553.2	$679.3

Earnings Per Common Share
Basic
Income from Continuing Operations	$2.57	$1.62	$1.90
Net Income	$2.57	$1.62	$1.92
Assuming Dilution
Income from Continuing Operations	$2.57	$1.62	$1.89
Net Income	$2.57	$1.62	$1.91

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.3	$36.3	$34.4
Common Stock Activity	0.1	-	1.9

Balance at End of Year	36.4	36.3	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,546.9	2,516.9	2,200.0
Common Stock Activity	40.5	30.0	316.9

Balance at End of Year	2,587.4	2,546.9	2,516.9

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(958.2)	463.5	612.8
Cumulative Effect of Accounting Principle Change - Note 1	(14.3)	-	-
All Other Changes During Year	1,313.5	(1,421.7)	(149.3)

Balance at End of Year	341.0	(958.2)	463.5

Retained Earnings
Balance at Beginning of Year	5,527.1	5,077.4	4,925.8
Net Income	852.6	553.2	679.3
Dividends to Stockholders (per common share: $0.315; $0.30; $0.30)	(104.5)	(103.5)	(105.2)
Cumulative Effect of Accounting Principle Changes - Note 1	14.3	-	(422.5)

Balance at End of Year	6,289.5	5,527.1	5,077.4

Treasury Stock
Balance at Beginning of Year	(754.2)	(54.2)	(54.2)
Purchases of Treasury Stock	-	(700.0)	-

Balance at End of Year	(754.2)	(754.2)	(54.2)

Total Stockholders’ Equity at End of Year	$8,500.1	$6,397.9	$8,039.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$852.6	$553.2	$679.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	113.9	77.2	235.5
Change in Deferred Acquisition Costs	(67.4)	(71.8)	(75.9)
Change in Insurance Reserves and Liabilities	441.2	717.5	887.2
Change in Income Taxes	59.2	(84.3)	114.8
Change in Other Accrued Liabilities	(18.4)	(93.5)	(119.8)
Non-cash Adjustments to Net Investment Income	(239.8)	(306.7)	(363.6)
Net Realized Investment (Gain) Loss	(11.7)	465.9	65.2
Depreciation	74.5	68.8	66.2
Cash Received from Reinsurance Recapture	-	-	211.4
Other, Net	32.9	(0.2)	50.0

Net Cash Provided by Operating Activities	1,237.0	1,326.1	1,750.3

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,427.2	2,066.1	2,179.3
Proceeds from Maturities of Available-for-Sale Securities	1,132.5	1,288.0	1,171.4
Proceeds from Sales and Maturities of Other Investments	250.5	205.6	312.9
Purchase of Available-for-Sale Securities	(3,848.8)	(4,083.7)	(4,205.2)
Purchase of Other Investments	(267.7)	(291.2)	(488.8)
Net Sales (Purchases) of Short-term Investments	199.0	432.8	(836.2)
Acquisition of Business	-	48.8	-
Disposition of Business	-	-	98.8
Other, Net	(106.6)	(91.1)	(87.2)

Net Cash Used by Investing Activities	(1,213.9)	(424.7)	(1,855.0)

Cash Flows from Financing Activities
Maturities and Benefit Payments from Policyholder Accounts	(1.5)	(10.2)	(5.7)
Net Short-term Debt Repayments	(190.5)	(134.5)	-
Issuance of Long-term Debt	346.8	-	800.0
Long-term Debt Repayments	(59.8)	(105.9)	(769.5)
Cost Related to Early Retirement of Debt	-	(0.4)	(34.2)
Issuance of Common Stock	8.0	4.4	307.8
Dividends Paid to Stockholders	(104.5)	(103.5)	(105.2)
Purchases of Treasury Stock	-	(700.0)	-
Other, Net	-	0.6	(12.0)

Net Cash Provided (Used) by Financing Activities	(1.5)	(1,049.5)	181.2

Effect of Foreign Exchange Rate Changes on Cash	0.1	(1.1)	1.3

Net Increase (Decrease) in Cash and Bank Deposits	21.7	(149.2)	77.8

Cash and Bank Deposits at Beginning of Year	49.9	199.1	121.3

Cash and Bank Deposits at End of Year	$71.6	$49.9	$199.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Net Income	$852.6	$553.2	$679.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense (benefit) of $1,375.9; $(1,274.2); $(134.6))	2,593.1	(2,394.5)	(248.8)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax expense of $9.3; $ - ; $ - )	17.3	-	-
Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $1,385.2; $(1,274.2); $(134.6))	2,610.4	(2,394.5)	(248.8)
Reclassification Adjustment for Net Realized Investment Loss (net of tax benefit of $79.0; $59.5; $0.2)	151.0	114.8	0.3
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(45.3); $139.0; $(6.0))	(87.7)	276.0	(11.7)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $(816.6); $578.1; $34.0)	(1,534.9)	1,091.0	69.8
Change in Foreign Currency Translation Adjustment	98.9	(301.0)	7.4
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $42.0; $(112.4); $16.7)	75.8	(208.0)	33.7

Total Other Comprehensive Income (Loss)	1,313.5	(1,421.7)	(149.3)

Comprehensive Income (Loss)	$2,166.1	$(868.5)	$530.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 15). Intercompany transactions have been eliminated. In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to December 31, 2009, for recognition or disclosure in our financial statements and notes to our financial statements.

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other reporting segments are the Individual Disability – Closed Block segment and the Corporate and Other segment. See Note 13 for further discussion of our operating segments.

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

Fixed Maturity Securities: Fixed maturity securities include bonds and redeemable preferred stocks. Fixed maturity securities not bought and held for the purpose of selling in the near term but for which we do not have the positive intent and ability to hold to maturity are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to other-than-temporary impairment losses recognized in earnings, are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

Interest income is recorded as part of net investment income when earned, using an effective yield method giving effect to amortization of premium and accretion of discount. Included within fixed maturity securities are mortgage-backed and asset-backed securities. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income. For fixed maturity securities on which collection of investment income is uncertain, we discontinue the accrual of investment income and recognize investment income when interest and dividends are received. Payment terms specified for fixed maturity securities may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate available information, both positive and negative, in reaching our conclusions. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether we more likely than not will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security. See also Note 3.

Mortgage Loans: Mortgage loans are generally carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. For mortgage loans on which collection of investment income is uncertain, we discontinue the accrual of investment income and recognize investment income when interest is received. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received. We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Included in policy loans are $2,675.7 million and $2,555.6 million of policy loans ceded to reinsurers at December 31, 2009 and 2008, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of freestanding derivatives with a net positive fair value and private equity fund limited partnerships. Freestanding derivatives are more fully described in the derivatives accounting policy which follows. Private equity fund limited partnerships are accounted for using the equity or cost method, depending on the level of ownership and the degree of influence over partnership operating and financial policies.

Short-term Investments: Short-term investments are carried at cost. Short-term investments include investments maturing within one year, such as corporate commercial paper and U.S. Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest.

Cash and Bank Deposits: Cash and bank deposits include cash on hand and non-interest bearing cash and deposit accounts.

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either assets or liabilities in our consolidated balance sheets and are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

reported at fair value. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk(s) related to the specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk(s) of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

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

Cash flow hedge. To the extent it is effective, changes in the fair value of the derivative are reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Fair Value Measurement: All of our fixed maturity securities are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We hold an immaterial amount of equity securities, which are also reported at fair value. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date.

Valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: the market approach, the income approach, and the cost approach. We use valuation techniques that are appropriate in the circumstances and for which sufficient data are available. In some cases, a single valuation technique will be appropriate. In other cases, multiple valuation techniques will be appropriate. If we use multiple valuation techniques to measure fair value, we evaluate and weigh the results, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. Inputs to valuation techniques refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

We prioritize the inputs to fair valuation techniques and use unobservable inputs to the extent that observable inputs are not available. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs. The fair value hierarchy gives the highest priority to inputs which are unadjusted and represent quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See also Note 3.

Realized Investment Gains and Losses: Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income and are based upon specific identification of the investments sold. If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security’s amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

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

Deferred Acquisition Costs: Certain costs of acquiring new business that vary with and are primarily related to the production of new business have been deferred. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. Deferred acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing in subsequent years.

Deferred acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Such amortization is adjusted quarterly to reflect the actual policy persistency as compared to the anticipated experience.

Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Adjustments are made quarterly to reflect actual experience for assumptions which deviate significantly compared to anticipated experience.

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

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair values of the reporting units are determined using discounted cash flow models. The critical estimates necessary in determining fair value are projected earnings and the discount rate. We set our discount rate assumption based on an expected risk adjusted cost of capital. If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $619.7 million and $563.7 million as of December 31, 2009 and 2008, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $46.2 million and $50.5 million at December 31, 2009 and 2008, respectively. The accumulated amortization for value of business acquired was $108.2 million and $92.2 million as of December 31, 2009 and 2008, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.8 million, $7.8 million, and $7.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Short-term and Long-term Debt: Short-term and long-term debt are carried at the unpaid principal balance, net of unamortized discount or premium. Original issue discount or premium as well as debt issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. Short-term debt is debt due within the next twelve months, including that portion of debt otherwise classified as long-term.

Deferred Gain or Loss on Reinsurance: Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2009 and 2008 was $123.1 million and $150.0 million, respectively.

Treasury Stock: Treasury stock is reflected as a reduction of stockholders’ equity at cost.

Revenue Recognition: Traditional life and accident and health products are long-duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins.

For interest-sensitive products, the amounts collected from policyholders are considered deposits, and only the deductions during the period for cost of insurance, policy administration, and surrenders are included in revenue. Policyholders’ funds represent funds deposited by contract holders and are not included in revenue.

Premium Tax Expense: Premium tax expense is included in other operating expenses in the consolidated statements of income. For the years ended December 31, 2009, 2008, and 2007, premium tax expense was $130.2 million, $133.2 million, and $130.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Stock-Based Compensation: The cost of stock-based compensation is measured based on the grant-date fair value of the award. We use the Black-Scholes options valuation model for estimating the fair value of stock options and stock purchased through participation in our employee stock purchase plan and the Monte-Carlo model for estimating the fair value of our performance restricted stock units. All other currently outstanding stock awards are valued based on the market value of common stock at the grant date. Stock-based awards that do not require future service are expensed immediately, and stock-based awards that require future service are amortized over the relevant service period, with an offsetting increase to additional paid-in capital in stockholders’ equity.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards and adjustable conversion-rate equity security units.

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet dates. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $359.8 million and $391.2 million at December 31, 2009 and 2008, respectively, and represented approximately 0.7 and 0.8 percent, respectively, of consolidated assets.

Accounting Updates Adopted in 2009:

Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles”

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the Codification, will remain as authoritative GAAP for SEC registrants. We adopted Codification effective July 1, 2009. The adoption of Codification had no effect on our financial position or results of operations.

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

The amount of impairment recognized is equal to the difference between amortized cost and fair value. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the standard requires that an entity analyze its ability to recover the amortized cost by comparing the present value of cash flows with the amortized cost of the security. If the present value of our best estimate of cash flows expected to be collected is less than the amortized cost of the security, an other-than-temporary impairment is recorded. The impairment loss is separated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

into two components, the portion of the impairment related to credit and the portion related to factors other than credit. The credit-related portion of an other-than-temporary impairment, which is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, is recognized in earnings. Other-than-temporary impairments related to factors other than credit are charged to earnings if it is unlikely that the fair value of the security will recover prior to its disposal. Otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income, net of tax. We adopted this standard effective April 1, 2009. The cumulative effect of applying the provisions of this standard increased the April 1, 2009 opening balance of retained earnings $14.3 million, net of tax of $7.7 million, with a corresponding adjustment to accumulated other comprehensive income (loss).

ASC 715 “Compensation - Retirement Benefits”

In December 2008, the FASB issued a new accounting standard, now included in ASC 715, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted this standard effective December 31, 2009. This standard expanded our disclosures but had no effect on our financial position or results of operations.

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

In August 2009, the FASB issued an update to provide clarification concerning fair value measurements and disclosures for liabilities and, in particular, for circumstances in which a quoted price in an active market for an identical liability is not available. We adopted this update effective December 31, 2009. The adoption of this update had no effect on our financial position or results of operations.

In September 2009, the FASB issued an update to permit a reporting entity to measure the fair value of an investment on the basis of net asset value per share if the net asset value is calculated in a manner consistent with the measurement principles of U.S. GAAP for investment companies. This update also requires disclosures by major category of investments about the attributes of investments, such as the nature of any restrictions on the investor’s ability to redeem its investments, any unfunded commitments, and the investment strategies of the investees. We adopted this update effective December 31, 2009. The adoption of this update had no effect on our financial position or results of operations.

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

ASC 855 “Subsequent Events”

In May 2009, the FASB issued a new accounting standard, now included in ASC 855, to provide subsequent events guidance. This topic was previously addressed only in the auditing literature, and is largely similar to the auditing guidance with limited exceptions which are not intended to result in significant changes in practice. We adopted this standard effective June 30, 2009. The FASB issued an update in February 2010 to remove the requirement, for certain entities, to disclose the date through which subsequent events have been evaluated. This standard and update had no effect on our financial position or results of operations.

Accounting Updates Adopted in 2008:

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

Accounting Updates Adopted in 2007:

ASC 740 “Income Taxes”

In June 2006, the FASB issued an interpretation to provide authoritative accounting guidance, now included in ASC 740, for income tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation effective January 1, 2007. The cumulative effect of adopting this interpretation, effective January 1, 2007, increased our 2007 opening balance of retained earnings $22.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC 815 “Derivatives and Hedging”

In February 2006, the FASB issued a new accounting standard, now included in ASC 815, to amend previous guidance for certain hybrid financial instruments. This standard (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of ASC 815; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material effect on our financial position or results of operations.

ASC 944 “Financial Services - Insurance”

In September 2005, the American Institute of Certified Public Accountants modified GAAP to provide accounting guidance, now included in ASC 944, for modifications or exchanges of certain insurance contracts. This modification provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of certain insurance and investment contracts. An internal replacement is defined as a modification in product benefits, features, or coverages that occurs by the exchange or replacement of an existing insurance policy for a new policy. We adopted this guidance effective January 1, 2007. The cumulative effect of applying the provisions of this guidance decreased our 2007 opening balance of retained earnings $445.2 million.

Accounting Updates Outstanding:

ASC 810 “Consolidation”

In June 2009, the FASB issued an update to require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and require enhanced disclosures about an enterprise’s involvement with a variable interest entity. This update is effective for annual and interim periods beginning after November 15, 2009. The adoption of this update will have no material effect on our financial position or results of operations.

ASC 820 “Fair Value Measurements and Disclosures”

In January 2010, the FASB issued an update to require a number of additional disclosures regarding fair value measurements. Specifically, the update requires a reporting entity to disclose the amounts of significant transfers between Level 1 and Level 2 of the three tier fair value hierarchy and the reasons for these transfers, as well as the reasons for any transfers in or out of Level 3, effective for annual and interim periods beginning after December 15, 2009. The update also requires information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis, effective for annual and interim periods beginning after December 15, 2010. The adoption of this update will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC 860 “Transfers and Servicing”

In June 2009, the FASB issued an update to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and eliminate the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, this update clarifies certain requirements for financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This update is effective for annual and interim periods beginning after November 15, 2009. The adoption of this update will have no material effect on our financial position or results of operations.

Note 2 - Discontinued Operations

As discussed in Note 1, the sale of GENEX closed effective March 1, 2007, and we recognized an after-tax gain of $6.2 million on the sale, which is included in income from discontinued operations in our consolidated statements of income. We intend to continue to purchase certain disability management services for a period of up to five years from the effective date of the sale. The cost of the services to be purchased was negotiated in an arm’s-length transaction and is not significant to our results of operations. The intercompany amount paid to GENEX for these types of services was $2.3 million for the two months ended February 28, 2007.

The results of GENEX are reported as discontinued operations and excluded from segment results. For the year ended December 31, 2007, results related to GENEX include revenue of $47.2 million and basic and diluted earnings per common share of $0.02.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments

Presented as follows are the carrying amounts and fair values of financial instruments. The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, and accrued investment income approximate fair value due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	December 31
	(in millions of dollars)
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed Maturity Securities	$37,914.4	$37,914.4	$32,134.1	$32,134.1
Mortgage Loans	1,404.0	1,402.5	1,274.8	1,224.4
Policy Loans	2,878.0	2,907.7	2,753.8	2,811.0
Other Long-term Investments
Derivatives	81.1	81.1	381.8	381.8
Equity Securities	1.5	1.5	35.6	35.6
Miscellaneous Long-term Investments	150.9	150.9	102.7	102.7

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$684.0	$684.0	$746.4	$746.4
Supplementary Contracts without Life Contingencies	445.6	445.6	402.5	402.5
Short-term Debt	-	-	190.5	188.9
Long-term Debt	2,549.6	2,296.0	2,259.4	1,677.4
Other Liabilities
Derivatives	144.6	144.6	79.4	79.4
Embedded Derivative in Modified Coinsurance Arrangement	117.4	117.4	360.5	360.5

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,675.7 million and $2,555.6 million as of December 31, 2009 and 2008, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

Miscellaneous Long-term Investments: Carrying amounts approximate fair value.

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

Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, derivative financial instruments, and equity securities at fair value in our consolidated balance sheets. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. An active market for a financial instrument is a market in which transactions for an asset or a similar asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and should be used to measure fair value whenever available. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

Valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types. The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities. The income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. The cost approach is based upon the amount that currently would be required to replace the service capacity of an asset, or the current replacement cost.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2009, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2008. Because of market conditions existing during 2009 and 2008, the mix and availability of observable inputs for valuation techniques have been volatile, and the risk inherent in the inputs is elevated relative to prior years.

We use observable and unobservable inputs in measuring the fair value of our financial instruments. Inputs that may be used include the following:

•	Broker market maker prices and price levels
•	Trade Reporting and Compliance Engine (TRACE) pricing
•	Prices obtained from external pricing services
•	Benchmark yields (Treasury and interest rate swap curves)
•	Transactional data for new issuance and secondary trades
•	Security cash flows and structures
•	Recent issuance/supply
•	Sector and issuer level spreads
•	Security credit ratings/maturity/capital structure/optionality
•	Corporate actions
•	Underlying collateral
•	Prepayment speeds/loan performance/delinquencies/weighted average life/seasoning
•	Public covenants
•	Comparative bond analysis
•	Derivative spreads
•	Relevant reports issued by analysts and rating agencies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument.

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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives’ fair values. If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

Fair values for our embedded derivative in a modified coinsurance arrangement are estimated using internal pricing models and represent the hypothetical value of the duration mismatch of assets and liabilities, interest rate risk, and third party credit risk embedded in the modified coinsurance arrangement.

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations combining matrix pricing with vendor purchased software programs, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

At December 31, 2009, approximately 11.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 88.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 72.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 5.8 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 9.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$-	$1,473.2	$-	$1,473.2
States, Municipalities, and Political Subdivisions	75.6	547.3	-	622.9
Foreign Governments	-	1,491.5	-	1,491.5
Public Utilities	940.4	7,577.0	264.3	8,781.7
Mortgage/Asset-Backed Securities	-	3,718.4	4.7	3,723.1
All Other Corporate Bonds	3,370.6	17,830.5	580.0	21,781.1
Redeemable Preferred Stocks	5.5	15.0	20.4	40.9

Total Fixed Maturity Securities	4,392.1	32,652.9	869.4	37,914.4
Other Long-term Investments
Derivatives	-	81.1	-	81.1
Equity Securities	-	-	1.5	1.5

Liabilities
Other Liabilities
Derivatives	$-	$144.6	$-	$144.6
Embedded Derivative in Modified Coinsurance Arrangement	-	-	117.4	117.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2008 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$195.8	$1,530.6	$-	$1,726.4
States, Municipalities, and Political Subdivisions	16.5	144.5	-	161.0
Foreign Governments	-	1,146.6	28.0	1,174.6
Public Utilities	427.0	6,329.7	114.5	6,871.2
Mortgage/Asset-Backed Securities	-	3,940.9	4.6	3,945.5
All Other Corporate Bonds	2,376.9	15,080.1	590.3	18,047.3
Redeemable Preferred Stocks	9.8	190.2	8.1	208.1

Total Fixed Maturity Securities	3,026.0	28,362.6	745.5	32,134.1
Other Long-term Investments
Derivatives	-	381.8	-	381.8
Equity Securities	33.6	0.5	1.5	35.6

Liabilities
Other Liabilities
Derivatives	$-	$79.4	$-	$79.4
Embedded Derivative in Modified Coinsurance Arrangement	-	-	360.5	360.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Year	Earnings	Income or Loss	and Sales	Into	Out of	Year
Fixed Maturity Securities
Foreign Governments	$28.0	$-	$-	$-	$-	$(28.0)	$-
Public Utilities	114.5	-	39.8	60.2	138.4	(88.6)	264.3
Mortgage/Asset-Backed Securities	4.6	-	0.3	(0.2)	-	-	4.7
All Other Corporate Bonds	590.3	(5.5)	85.3	(56.9)	214.0	(247.2)	580.0
Redeemable Preferred Stocks	8.1	-	12.3	-	-	-	20.4

Total Fixed Maturity Securities	745.5	(5.5)	137.7	3.1	352.4	(363.8)	869.4
Equity Securities	1.5	(0.5)	-	-	0.5	-	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	243.1	-	-	-	-	(117.4)

	Year Ended December 31, 2008 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning		Other	Net			End
	of		Comprehensive	Purchases	Level 3 Transfers		of
	Year	Earnings	Income or Loss	and Sales	Into	Out of	Year
Fixed Maturity Securities
Foreign Governments	$30.5	$-	$(2.5)	$-	$-	$-	$28.0
Public Utilities	52.4	-	(17.7)	11.5	112.0	(43.7)	114.5
Mortgage/Asset-Backed Securities	5.4	-	(0.8)	-	-	-	4.6
All Other Corporate Bonds	332.6	(2.3)	(134.4)	(27.0)	537.7	(116.3)	590.3
Redeemable Preferred Stocks	0.1	-	(14.9)	-	22.9	-	8.1

Total Fixed Maturity Securities	421.0	(2.3)	(170.3)	(15.5)	672.6	(160.0)	745.5
Equity Securities	1.5	(1.1)	0.1	1.1	-	(0.1)	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(68.8)	(291.7)	-	-	-	-	(360.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) for the years ended December 31, 2009 and 2008 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $243.1 million and $(291.7) million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative associated with a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows. Certain prior year amounts have been reclassified by security type to conform to current year presentation.

	December 31, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,473.5	$64.0	$64.3	$1,473.2	$-
States, Municipalities, and Political Subdivisions	640.1	19.9	37.1	622.9	-
Foreign Governments	1,357.8	135.0	1.3	1,491.5	-
Public Utilities	8,359.7	531.1	109.1	8,781.7	-
Mortgage/Asset-Backed Securities	3,413.6	313.1	3.6	3,723.1	-
All Other Corporate Bonds	20,617.9	1,538.7	375.5	21,781.1	8.3
Redeemable Preferred Stocks	42.8	0.3	2.2	40.9	-

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$593.1	$37,914.4	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

	December 31, 2008 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,594.6	$194.9	$63.1	$1,726.4
States, Municipalities, and Political Subdivisions	162.7	3.5	5.2	161.0
Foreign Governments	1,069.3	117.8	12.5	1,174.6
Public Utilities	7,554.5	115.8	799.1	6,871.2
Mortgage/Asset-Backed Securities	3,691.7	308.9	55.1	3,945.5
All Other Corporate Bonds	19,949.1	537.3	2,439.1	18,047.3
Redeemable Preferred Stocks	385.7	-	177.6	208.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$3,551.7	$32,134.1

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	December 31, 2009 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$158.9	$14.9	$476.7	$49.4
States, Municipalities, and Political Subdivisions	156.6	6.0	126.2	31.1
Foreign Governments	64.0	1.1	11.9	0.2
Public Utilities	914.3	22.2	984.9	86.9
Mortgage/Asset-Backed Securities	29.9	0.4	254.0	3.2
All Other Corporate Bonds	1,465.4	28.7	3,695.6	346.8
Redeemable Preferred Stocks	15.0	0.1	5.6	2.1

Total Fixed Maturity Securities	$2,804.1	$73.4	$5,554.9	$519.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

	December 31, 2008 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$343.5	$29.4	$300.6	$33.7
States, Municipalities, and Political Subdivisions	87.7	5.2	-	-
Foreign Governments	346.7	12.5	11.0	-
Public Utilities	3,023.5	365.6	1,972.3	433.5
Mortgage/Asset-Backed Securities	124.7	14.2	221.4	40.9
All Other Corporate Bonds	6,969.0	979.2	5,024.7	1,459.9
Redeemable Preferred Stocks	102.1	62.6	103.7	115.0

Total Fixed Maturity Securities	$10,997.2	$1,468.7	$7,633.7	$2,083.0

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2009 (in millions of dollars)
	Total
	Amortized	Unrealized Gain Position		Unrealized Loss Position
	Cost	Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$634.6	$10.8	$520.7	$1.3	$123.4
Over 1 year through 5 years	4,142.2	271.4	3,725.9	27.4	660.3
Over 5 years through 10 years	9,833.4	612.5	8,378.8	127.3	1,939.8
Over 10 years	17,881.6	1,394.3	13,490.8	433.5	5,351.6

	32,491.8	2,289.0	26,116.2	589.5	8,075.1
Mortgage/Asset-Backed Securities	3,413.6	313.1	3,439.2	3.6	283.9

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$29,555.4	$593.1	$8,359.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

	December 31, 2008 (in millions of dollars)
	Total
	Amortized	Unrealized Gain Position		Unrealized Loss Position
	Cost	Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$365.8	$4.8	$251.2	$3.2	$116.2
Over 1 year through 5 years	3,889.9	85.2	1,657.5	222.3	2,095.3
Over 5 years through 10 years	9,232.0	143.2	1,856.7	1,149.7	6,368.8
Over 10 years	17,228.2	736.1	6,138.4	2,121.4	9,704.5

	30,715.9	969.3	9,903.8	3,496.6	18,284.8
Mortgage/Asset-Backed Securities	3,691.7	308.9	3,599.4	55.1	346.1

Total Fixed Maturity Securities	$34,407.6	$1,278.2	$13,503.2	$3,551.7	$18,630.9

At December 31, 2009, the fair value of investment-grade fixed maturity securities was $35,324.6 million, with a gross unrealized gain of $2,534.0 million and a gross unrealized loss of $443.0 million. The gross unrealized loss on investment-grade fixed maturity securities was 74.7 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2009, the fair value of below-investment-grade fixed maturity securities was $2,589.8 million, with a gross unrealized gain of $68.1 million and a gross unrealized loss of $150.1 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 25.3 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2009, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2009, we held 307 individual investment-grade fixed maturity securities and 82 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 188 investment-grade fixed maturity securities and 80 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security.

While determining other-than-temporary impairments is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of losses on a timely basis for investments determined to have an other-than-temporary impairment.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. For those fixed maturity securities with an unrealized loss for which we have not recognized an other-than-temporary impairment, we believe we will recover the entire amortized cost, we do not intend to sell the security, and we do not believe it is more likely than not we will be required to sell the security before recovery of its amortized cost. There have been no defaults in the repayment obligations of any securities for which we have not recorded an other-than-temporary impairment.

Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security’s amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. The determination of cash flows is inherently subjective, and methodologies may vary depending on the circumstances specific to the security. The timing and amount of our cash flow estimates are developed using historical and forecast financial information from the issuer, including its current and projected liquidity position. We also consider industry analyst reports and forecasts, sector credit ratings, future business prospects and earnings trends, issuer refinancing capabilities, actual and/or potential asset sales by the issuer, and other data relevant to the collectibility of the contractual cash flows of the security. We take into account the probability of default, expected recoveries, third party guarantees, quality of collateral, and where

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

our debt security ranks in terms of subordination. We may use the estimated fair value of collateral as a proxy for the present value of cash flows if we believe the security is dependent on the liquidation of collateral for recovery of our investment. For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

The following table presents the before-tax credit-related portion of other-than-temporary impairments on fixed maturity securities still held as of the dates shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income.

Period from April 1, 2009 to December 31, 2009 (in millions of dollars)

Balance at Beginning of Period	$-
Credit Losses Remaining in Retained Earnings Related to the Adoption of Accounting Standard	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	38.4
Additional Impairment Recognized in the Period on Securities Previously Impaired	4.4
Sales or Maturities of Securities in the Period	(38.3)
Reduction for Credit Loss Impairments Previously Recognized due to Change in Intent to Sell	(17.0)

Balance at End of Year	$18.3

Special Purpose Entities

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. The entity is a securitized asset trust containing a highly rated bond for principal protection, non-redeemable preferred stock, and several partnership equity investments. The entity does not hold investments in our common stock or debt. We contributed the bond and partnership investments into the trust at the time it was established. The purpose of this trust is to allow us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. At December 31, 2009, we had commitments to fund approximately $1.8 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships was de minimis in 2009, 2008, and 2007. The fair values of the bond, non-redeemable preferred stock, and partnerships were $86.6 million, $0.1 million, and $9.2 million, respectively, as of December 31, 2009. The bonds are reported as fixed maturity securities, and the non-redeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

We previously were the sole beneficiary of a special purpose entity that was a securitized asset trust holding forward contracts to purchase unrelated equity securities. The trust also held a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There were no restrictions on the assets held in this trust, and the trust was free to dispose of the assets at any time. The fair values of the underlying forward and swap contracts, together with the debt host instrument, equaled $50.3 million as of December 31, 2008, and were reported as fixed maturity securities in our consolidated balance sheets. Because we intended to sell the investment, we recognized an other-than-temporary impairment loss of $23.7 million during the third quarter of 2009 and subsequently sold the investment in the following quarter for a realized investment gain of $2.1 million.

At December 31, 2008, we had a significant investment in, but were not the primary beneficiary of, a special purpose entity which was a collateralized bond obligation asset trust (CBO) in which we held interests in several of the tranches and for which we acted as investment manager of the underlying securities. The securities were fully redeemed by the trust during 2009. Prior to redemption, our investment in this entity was reported at fair value with fixed maturity securities in our consolidated balance sheets. The fair value and amortized cost of this investment were $2.5 million and $2.4 million, respectively, at December 31, 2008. We recognized no gain or loss on disposition of these securities.

Mortgage Loans

At December 31, 2009, mortgage loans were collateralized by office buildings (39.9 percent), industrial buildings (29.5 percent), retail stores (19.9 percent), and other properties (10.7 percent). Our mortgage loan portfolio is geographically dispersed within the United States, with the largest concentrations in California (12.3 percent) and Pennsylvania (11.0 percent).

At December 31, 2009, we held one mortgage loan which was delinquent more than 30 days as to interest or principal payments and which we consider impaired. This loan is carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million. At December 31, 2008, impaired mortgage loans totaled $5.2 million. We had no valuation allowance for mortgage loans at December 31, 2008 and no activity in the allowance during 2008. Activity in the valuation allowance during 2009 was comprised of additions of $5.5 million and deductions of $2.3 million.

Off-Balance Sheet Arrangements

At December 31, 2009, we had commitments of approximately $53.1 million to fund certain of our private placement securities, including the previously disclosed $1.8 million commitment to fund a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the securities.

At December 31, 2009, we had no commitments for commercial mortgage loan originations.

In the normal course of business, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later, specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later, specified date. At December 31, 2009, we had no fixed maturity securities posted as collateral to third parties under these programs. See Note 5 for discussion of collateral posted to our derivatives counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Investments - Continued

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Fixed Maturity Securities	$2,268.5	$2,277.0	$2,297.4
Derivative Financial Instruments	13.5	15.1	17.8
Mortgage Loans	81.0	72.0	64.3
Policy Loans	12.4	13.0	12.7
Other Long-term Investments	11.5	15.5	7.3
Short-term Investments	6.9	40.7	49.5

Gross Investment Income	2,393.8	2,433.3	2,449.0
Less Investment Expenses	29.2	25.8	17.0
Less Investment Income on PFA Assets	18.0	18.5	22.1

Net Investment Income	$2,346.6	$2,389.0	$2,409.9

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$48.6	$64.9	$56.0
Gross Losses on Sales	(83.5)	(80.8)	(29.1)
Other-Than-Temporary Impairment Loss	(211.8)	(151.1)	(53.7)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	11.5	13.5	49.8
Gross Losses on Sales	(0.4)	(3.8)	(8.3)
Impairment Loss	(8.1)	(15.0)	(22.5)
Embedded Derivative in Modified Coinsurance Arrangement	243.1	(291.7)	(57.3)
Other Derivatives	12.3	(1.9)	(0.1)

Net Realized Investment Gain (Loss)	$11.7	$(465.9)	$(65.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Almost all hedging transactions are associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

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

•

Foreign currency interest rate swaps are used to hedge the currency risk of certain foreign currency- denominated long-term bonds owned for portfolio diversification and to hedge the currency risk associated with certain of the interest payments and debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. For long-term bonds, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For debt issued, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated interest payment.

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

•

Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the foreign currency risk associated with certain of the debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries and to hedge the currency risk of certain foreign currency-denominated long-term bonds owned for diversification purposes.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $7.0 million at December 31, 2009. We held cash collateral of $24.9 million and $174.3 million from our counterparties as of December 31, 2009 and 2008, respectively. This unrestricted cash collateral is included in short-term investments and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $123.1 million at December 31, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position as of December 31, 2009 is $144.6 million.

During 2008, we terminated certain of our outstanding derivatives when the credit ratings of the counterparty fell below our internal investment policy guidelines. At the time of termination, the contracts were in a loss position of $39.1 million. Consistent with our collateralization agreement, we had previously posted securities as collateral. During 2009, after further discussion with the counterparty it was determined that we would not receive the value of our collateral or pay the termination amount due to the counterparty. As a result, we were relieved of our previous liability and recorded a net realized investment loss of $2.3 million on the disposal of the securities posted as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total

	(in millions of dollars)

Balance at December 31, 2006	$-	$1,026.2	$2,185.0	$392.9	$170.0	$3,774.1
Additions	-	-	407.5	179.5	230.0	817.0
Terminations	-	80.6	947.5	257.3	320.0	1,605.4

Balance at December 31, 2007	-	945.6	1,645.0	315.1	80.0	2,985.7
Additions	174.0	224.0	742.0	35.0	-	1,175.0
Terminations	-	237.8	1,227.0	83.8	80.0	1,628.6

Balance at December 31, 2008	174.0	931.8	1,160.0	266.3	-	2,532.1
Additions	-	70.9	-	5.9	-	76.8
Terminations	-	340.8	380.0	267.4	-	988.2

Balance at December 31, 2009	$174.0	$661.9	$780.0	$4.8	$-	$1,620.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at December 31, 2009, whereby we receive a fixed rate and pay a variable rate. The weighted average interest rates assume current market conditions.

	2010	2011	2012	2013	Total
	(in millions of dollars)
Notional Value	$240.0	$205.0	$185.0	$150.0	$780.0
Weighted Average Receive Rate	5.67%	5.87%	6.49%	6.34%	6.05%
Weighted Average Pay Rate	0.25%	0.25%	0.25%	0.25%	0.25%

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. We plan to terminate these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of December 31, 2009 and 2008, we had $780.0 million and $1,160.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

As of December 31, 2009 and 2008, we had $666.7 million and $634.9 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign currency-denominated securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

As of December 31, 2008, we had $296.9 million notional amount of currency swaps and $216.3 million notional amount of forward currency contracts to hedge the foreign currency risk associated with the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. During 2009, we terminated these hedges due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and, for those transactions still anticipated to occur as originally forecasted, to reduce our counterparty exposure. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million in earnings. The debt associated with this hedge continues to be outstanding as of December 31, 2009.

We previously owned principal protected equity linked trust certificates that contained an embedded derivative with a notional amount of $50.0 million as of December 31, 2008. This embedded derivative represented forward contracts that were accounted for as cash flow hedges. The purpose of these forward contracts was to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities. The equity linked trust certificates were sold during 2009.

For the years ended December 31, 2009 and 2008, we reclassified $12.3 million and $0.6 million, respectively, of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. During 2009 and 2008, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2009, we expect to amortize approximately $28.5 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and/or interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of December 31, 2009. Fluctuations in fair values of these derivatives between December 31, 2009 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2009, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2009 and 2008, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the year ended December 31, 2009, the $15.3 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by a gain of $15.3 million on the related interest rate swaps.

For the years ended December 31, 2009 and 2008, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

Derivatives Not Designated as Hedging Instruments

We have an embedded derivative in a modified coinsurance arrangement for which we include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down.

Locations and Amounts of Derivative Financial Instruments

The following table summarizes the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets at December 31, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in millions of dollars)
Designated as Hedging Instruments

Interest Rate Swaps	Other L-T Investments	$81.1	Other Liabilities	$17.0
Foreign Exchange Contracts	Other L-T Investments	-	Other Liabilities	127.6

Total		$81.1		$144.6

Not Designated as Hedging Instruments

Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$117.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income for the year ended December 31, 2009.

	Year Ended December 31, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)

	(in millions of dollars)
Interest Rate Swaps	$87.7	$24.9	(1)	$-
Interest Rate Swaps	-	8.1	(2)	-
Interest Rate Swaps	-	(0.1)	(4)	-
Foreign Exchange Contracts	(2.1)	(2.8)	(1)	-
Foreign Exchange Contracts	(83.1)	(73.4)	(2)	(2.0)	(2)
Foreign Exchange Contracts	42.0	1.7	(3)	14.3	(2)

Total	$44.5	$(41.6)		$12.3

(1) Gain (loss) recognized in net investment income

(2) Gain (loss) recognized in net realized investment gain (loss)

(3) Gain recognized in interest and debt expense

(4) Loss recognized in other income

The following table summarizes the location of and gain on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

Year Ended December 31, 2009 (in millions of dollars)
Gain Recognized in Net Realized Investment Gain (Loss)	$243.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2009	2008	2007
	(in millions of dollars)

Balance at January 1	$24,419.0	$24,790.0	$24,324.4
Less Reinsurance Recoverable	2,226.3	2,249.8	2,257.3

Net Balance at January 1	22,192.7	22,540.2	22,067.1

Acquisition or Recapture of Business - Note 12	-	44.2	204.3

Incurred Related to
Current Year	4,433.3	4,569.4	4,836.9
Prior Years
Interest	1,285.4	1,281.2	1,199.9
Incurred for Claim Reassessment Process	-	-	65.8
All Other Incurred	(34.7)	144.7	174.3
Foreign Currency	206.7	(697.0)	33.7

Total Incurred	5,890.7	5,298.3	6,310.6

Paid Related to
Current Year	(1,451.6)	(1,412.8)	(1,460.5)
Prior Years	(4,225.4)	(4,277.2)	(4,581.3)

Total Paid	(5,677.0)	(5,690.0)	(6,041.8)

Net Balance at December 31	22,406.4	22,192.7	22,540.2
Plus Reinsurance Recoverable	2,179.3	2,226.3	2,249.8

Balance at December 31	$24,585.7	$24,419.0	$24,790.0

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at our average reserve discount rate used during 2009, 2008, and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Our “Incurred Related to Prior Years” for 2007 includes adjustments to reserves for our claim reassessment process. We entered into settlement agreements with various state insurance regulators during 2004 and 2005. In connection with these settlement agreements, we increased our disability claim reserves $65.8 million in 2007 to reflect our revised estimate for costs associated with the claim reassessment process. “Paid Related to Prior Years” includes $248.0 million in 2007 for these reserve charges.

“Incurred Related to Prior Years - All Other Incurred” declined in 2009 relative to the prior two years. The decrease relates primarily to an increased rate of claim recoveries for our group long-term disability and individual disability - recently issued lines of business in Unum US and in our Individual Disability - Closed Block segment. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. During 2009, we continued to improve the operating effectiveness of our Unum US segment and Individual Disability - Closed Block segment claims management performance. Our claims management performance during 2009 for Unum US group long-term disability exceeded our long-term assumptions in regard to claim resolution rates. For the Unum US individual disability - recently issued line of business and the Individual Disability - Closed Block segment, the claims management performance in 2009 improved relative to 2008. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2009	2008	2007
	(in millions of dollars)
Policy and Contract Benefits	$1,736.9	$1,769.5	$1,979.7
Reserves for Future Policy and Contract Benefits	37,740.8	34,581.5	35,828.0

Total	39,477.7	36,351.0	37,807.7
Less:
Life Reserves for Future Policy and Contract Benefits	7,247.5	7,128.4	6,937.2
Accident and Health Active Life Reserves	5,999.8	5,606.7	5,221.2
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	1,644.7	(803.1)	859.3

Liability for Unpaid Claims and Claim Adjustment Expenses	$24,585.7	$24,419.0	$24,790.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Income from Continuing Operations	$439.7	$270.8	$324.8
Income from Discontinued Operations	-	-	10.9
Stockholders’ Equity - Additional Paid-in Capital Stock-Based Compensation	1.5	(0.6)	(5.8)
Stockholders’ Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired	1,454.9	(1,214.7)	(134.4)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired	1.6	-	-
Change in Net Gain on Cash Flow Hedges	(45.3)	139.0	(6.0)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(816.6)	578.1	34.0
Change in Unrecognized Pension and Postretirement Benefit Costs	42.0	(112.4)	16.7
Stockholders’ Equity - Retained Earnings
Adoption of ASC 320 Update - Note 1	7.7	-	-
Adoption of ASC 944 Update - Note 1	-	-	(232.9)
Adoption of ASC 740 Update - Note 1	-	-	(22.7)

Total	$1,085.5	$(339.8)	$(15.4)

A reconciliation of the income tax expense (benefit) attributable to income from continuing operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows:

	Year Ended December 31
	2009	2008	2007

Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Items	(0.8)	(2.0)	(1.2)
Other Items, Net	(0.2)	(0.1)	(1.2)

Effective Tax	34.0%	32.9%	32.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our deferred income tax asset and liability consists of the following:

	December 31
	2009	2008
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$309.5	$297.9
Unrealized Gains and Losses	382.5	-
Other	145.0	99.5

Gross Deferred Tax Liability	837.0	397.4

Deferred Tax Asset
Invested Assets	329.8	349.4
Unrealized Gains and Losses	-	212.0
Employee Benefits	210.9	233.4
Other	27.3	45.5

Gross Deferred Tax Asset	568.0	840.3
Less Valuation Allowance	4.2	4.1

Net Deferred Tax Asset	563.8	836.2

Total Net Deferred Tax (Asset) Liability	$273.2	$(438.8)

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Income Before Tax
United States - Federal	$1,065.2	$531.3	$703.9
Foreign	227.1	292.7	311.1

Total	$1,292.3	$824.0	$1,015.0

Current Tax Expense
United States - Federal	$283.7	$297.2	$214.0
Foreign	94.2	43.7	72.9

Total	377.9	340.9	286.9

Deferred Tax Expense (Benefit)
United States - Federal	91.4	(106.2)	38.6
Foreign	(29.6)	36.1	10.2

Total	61.8	(70.1)	48.8

Total	$439.7	$270.8	$335.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

During 2007, the U.K. enacted a tax rate decrease from 30 percent to 28 percent. The tax benefit recognized in 2007 operations as a result of this decrease was $1.7 million. We consider the unremitted earnings of our foreign operations to be permanently invested. The determination of a tax liability related to these earnings is not practicable.

The cumulative effect of applying the provisions of the accounting interpretation, now included in ASC 740, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements resulted in a $22.7 million decrease in our liability for unrecognized tax benefits, net of associated deferred tax assets, as of January 1, 2007. Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2009	2008
	(in millions of dollars)
Balance at Beginning of Year	$149.8	$161.0
Tax Positions Related to Prior Years
Additions	8.5	0.3
Subtractions	(11.5)	(11.5)

Balance at End of Year	146.8	149.8
Less Tax Attributable to Temporary Items Included Above	(131.6)	(134.6)

Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$15.2	$15.2

Included in the balance at December 31, 2009 and 2008 are $131.6 million and $134.6 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of accrued interest and penalties in our consolidated balance sheets as of December 31, 2009 and 2008 are $19.9 million and $13.4 million, respectively. We recognized interest related to unrecognized tax expense in our consolidated statements of income of $6.5 million, $5.9 million, and $2.0 million during 2009, 2008, and 2007, respectively. There were no changes to our uncertain tax positions as a result of settlements or lapses in statutes of limitations during 2009 or 2008.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. The current IRS examination covers our tax years 2005 and 2006. During 2008, the IRS completed its examination of tax years 2002 through 2004 and issued its revenue agent’s report (RAR). We filed a protest to the RAR in 2008 with respect to all significant adverse proposed adjustments.

During 2009, we had an appeals conference with the IRS with respect to our appeal of IRS audit adjustments for the years 1999 to 2004. Though we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within that same period. As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 to $40.0 million. We believe sufficient provision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

has been made for all uncertain tax positions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

Tax years subsequent to 2006 remain subject to examination by tax authorities in the U.S. Tax years subsequent to 2007 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all proposed and potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of income tax matters could produce quarterly volatility in our results of operations in future periods.

Included in 2009 operating results is a refund of interest of $0.3 million before tax and $0.2 million after tax attributable to tax year 1998. Included in 2008 operating results is a refund of interest of $7.6 million before tax and $4.9 million after tax primarily attributable to tax years 1986 through 1996.

As of December 31, 2009, we had no net operating loss carryforward in the U.S. We held a valuation allowance of $4.2 million related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions because, in our judgment, we will most likely not realize a tax benefit for these amounts. The $0.1 million increase in the valuation allowance during 2009 is due to the fluctuation in the British pound sterling to dollar exchange rate.

Total income taxes paid during 2009, 2008, and 2007 were $381.6 million, $369.0 million, and $189.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2009	2008
	(in millions of dollars)

Senior Secured Notes, variable due 2037, callable at or above par	$692.7	$740.7
Senior Secured Notes, variable due 2036, callable at or above par	92.5	102.5
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	166.4
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.125% due 2016, callable at or above par	350.0	-
Notes @ 6.85%, due 2015, callable at or above par	296.7	296.7
Notes @ 7.625% due 2011, callable at or above par	225.1	225.1
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	60.8	62.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Long-term Debt	2,549.6	2,259.4

Notes @ 5.859% due 2009	-	132.2
Repurchase Agreements, Weighted Average @ 2.71% due 2009	-	58.3

Short-term Debt	-	190.5

Total	$2,549.6	$2,449.9

Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $225.1 million in 2011 and $2,324.7 million in 2015 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings’ rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2009 the amount in the Northwind DSCA was $11.9 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture. During 2009 and 2008, Northwind Holdings made principal payments of $48.0 million and $59.3 million, respectively, on the Northwind notes.

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

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that Tailwind Re is required to maintain in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings’ rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2009 the amount in the Tailwind DSCA was $12.7 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2009, 2008, and 2007, Tailwind Holdings made principal payments of $10.0 million, $10.0 million, and $17.5 million, respectively, on the Tailwind notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Unsecured Notes

In September 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

In 2008 and 2007, $36.6 million and $34.5 million, respectively, of the 6.85% senior debentures due 2015 were redeemed. These debentures were issued by UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, and are fully and unconditionally guaranteed by Unum Group.

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

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities. In 2007, $23.5 million of these debentures were redeemed.

Short-term Debt

In 2009, we purchased and retired the remaining $132.2 million of our outstanding 5.859% notes and repaid $58.3 million of reverse repurchase agreements outstanding at December 31, 2008. In 2008, we purchased and retired $17.8 million of our outstanding 5.859% notes and $175.0 million of our 5.997% notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Debt - Continued

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2009, 2008, and 2007 was $122.0 million, $157.3 million, and $184.1 million, respectively.

The cost related to early retirement of debt during 2008 and 2007 decreased income approximately $0.4 million and $58.8 million, respectively, before tax, or $0.3 million and $38.3 million, respectively, after tax.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. The shelf registration enables us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

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

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,009.3	$904.8	$127.0	$187.9	$192.6	$189.4
Service Cost	29.6	28.7	4.9	7.8	2.9	3.3
Interest Cost	64.0	58.2	8.7	10.3	11.3	11.5
Plan Participant Contributions	-	-	-	-	3.2	3.2
Actuarial (Gain) Loss	44.7	37.7	24.1	(28.8)	(0.6)	(0.9)
Benefits and Expenses Paid	(24.0)	(20.1)	(5.8)	(3.9)	(14.4)	(13.9)
Plan Amendments	-	-	-	-	(4.4)	-
Prior Service Cost	-	-	0.2	-	-	-
Change in Foreign Exchange Rates	-	-	14.4	(46.3)	-	-

Benefit Obligation at End of Year	$1,123.6	$1,009.3	$173.5	$127.0	$190.6	$192.6

Accumulated Benefit Obligation at December 31	$1,031.6	$952.2	$163.4	$110.8	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$658.1	$784.3	$120.1	$186.2	$12.0	$12.0
Actual Return on Plan Assets	180.2	(239.7)	27.5	(25.2)	0.7	0.3
Employer Contributions	74.2	133.6	5.5	7.3	10.4	10.4
Plan Participant Contributions	-	-	-	-	3.2	3.2
Benefits and Expenses Paid	(24.0)	(20.1)	(5.8)	(3.9)	(14.4)	(13.9)
Change in Foreign Exchange Rates	-	-	13.5	(44.3)	-	-

Fair Value of Plan Assets at End of Year	$888.5	$658.1	$160.8	$120.1	$11.9	$12.0

Unfunded Liability	$235.1	$351.2	$12.7	$6.9	$178.7	$180.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2009 and 2008 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)

Current Liability	$4.0	$3.5	$-	$-	$14.0	$14.3
Noncurrent Liability	231.1	347.7	12.7	6.9	164.7	166.3

Unfunded Liability	$235.1	$351.2	$12.7	$6.9	$178.7	$180.6

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Loss	$(454.5)	$(578.5)	$(54.8)	$(47.2)	$(5.6)	$(6.2)
Prior Service Credit (Cost)	0.8	1.4	(0.2)	-	10.1	8.5

	(453.7)	(577.1)	(55.0)	(47.2)	4.5	2.3
Deferred Income Tax Asset (Liability)	159.6	203.1	15.5	13.2	(1.6)	(0.8)

Total Included in Accumulated Other Comprehensive Income (Loss)	$(294.1)	$(374.0)	$(39.5)	$(34.0)	$2.9	$1.5

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2009 and 2008.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008
	(in millions of dollars)

Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(374.0)	$(161.9)	$(34.0)	$(40.0)	$1.5	$3.4
Net Actuarial Loss Amortization	41.1	13.9	2.4	2.3	-	-
All Other Changes	82.8	(337.2)	(10.2)	5.9	0.6	0.5
Prior Service Credit Amortization	(0.5)	(2.2)	-	-	(2.8)	(3.4)
All Other Changes	-	-	-	-	4.4	-
Transition Asset Amortization	-	-	-	(0.2)	-	-
Change in Deferred Income Tax Asset (Liability)	(43.5)	113.4	2.3	(2.0)	(0.8)	1.0

Accumulated Other Comprehensive Income (Loss) at End of Year	$(294.1)	$(374.0)	$(39.5)	$(34.0)	$2.9	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

Plan Assets

The objective of our pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

The investment portfolio for our U.S. pension plans contain a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and corporate fixed income securities, private equity funds of funds, and hedge funds of funds. The domestic large cap, mid cap, and small cap equity securities are mainly comprised of equity index funds that are designed to track the Standard & Poor’s (S&P) 500, S&P 400 Mid Cap Index, and Russell 2000 indices, respectively. International equity investments and emerging market equity investments consist of equity index funds that track the Morgan Stanley Capital International (MSCI) Europe Australasia Far East Index and the MSCI Emerging Markets Index, respectively. Corporate fixed income securities consist of investment-grade and below-investment-grade corporate bonds. Alternative investments, which include private equity funds of funds and hedge funds of funds, utilize proprietary strategies that tend to have a low correlation to the U.S. stock market. The target allocations for invested assets are 60 percent equity securities, 30 percent fixed income securities, and 10 percent alternative investments. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by the Company or its affiliates.

Assets for our U.K. pension plan are primarily invested in a pooled fund consisting of diversified growth assets. The remaining assets in the U.K. plan are invested in a fixed-interest U.K. corporate bond fund and an index-linked U.K. government bond fund. The diversified growth fund is designed to generate a return that matches the U.K. Retail Price Index plus five percent over a five to seven year period. This fund is comprised primarily of domestic (U.K.) and international equity securities, emerging market fixed income securities, and a blend of investment-grade and below-investment-grade fixed income securities. Investment in fixed-interest U.K. corporate bonds is achieved through the ownership of a fund that primarily invests in corporate bonds with maturity dates greater than 10 years. Investment in U.K. index-linked bonds is achieved through ownership of a fund that traces the Financial Times Stock Exchange 5 year Index-linked Index. The target allocation for the assets is 60 percent equity securities and 40 percent fixed income securities. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

Assets for life insurance benefits payable to certain former retirees covered under the OPEB plan are invested in life insurance contracts issued by one of our insurance subsidiaries. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated. There are no categories of investments specifically prohibited by the OPEB plan.

We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Invested Assets
Equity Securities:
U.S. Large Cap	$-	$198.4	$-	$198.4
U.S. Mid Cap	-	82.1	-	82.1
U.S. Small Cap	76.0	65.7	-	141.7
International	-	125.9	-	125.9
Emerging Markets	-	41.0	-	41.0
Fixed Income Securities:
U.S. Government	68.1	-	-	68.1
Corporate	56.1	119.6	-	175.7
Alternative Investments:
Private Equity Funds of Funds	-	-	8.2	8.2
Hedge Funds of Funds	-	-	37.8	37.8
Cash Equivalents	6.9	-	-	6.9

Total	$207.1	$632.7	$46.0	$885.8

Level 1 equity and fixed income securities consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 equity and fixed income securities consist of funds that are valued based on the net asset value (NAV) of the underlying holdings.

Alternative investments are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

Changes in our U.S. pension plans’ assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009 (in millions of dollars)
	Beginning of Year	Unrealized Gains	Net Purchases	Level 3 Transfers		End of Year
				Into	Out of
Private Equity Funds of Funds	$4.7	$1.9	$1.6	$-	$-	$8.2
Hedge Funds of Funds	26.2	3.7	-	7.9	-	37.8

Total	$30.9	$5.6	$1.6	$7.9	$-	$46.0

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows:

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan Assets
Diversified Growth Assets	$-	$95.9	$-	$95.9
U.K. Fixed-interest Corporate Bonds	-	56.8	-	56.8
U.K. Index-linked Government Bonds	-	7.8	-	7.8
Cash Equivalents	0.3	-	-	0.3

Total Plan Assets	$0.3	$160.5	$-	$160.8

Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Life Insurance Contracts	$-	$-	$11.9	$11.9

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009 are as follows:

	Year Ended December 31, 2009 (in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Net Benefits and Expenses Paid	End of Year

Life Insurance Contracts	$12.0	$0.7	$(0.8)	$11.9

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2009	2008	2009	2008	2009	2008

Benefit Obligations
Discount Rate	6.40%	6.40%	5.70%	6.40%	5.90%	6.10%
Rate of Compensation Increase	4.00%	4.70%	4.50%	5.10%	-	-

Net Periodic Benefit Cost
Discount Rate	6.40%	6.50%	6.40%	5.80%	6.10%	6.30%
Expected Return on Plan Assets	7.50%	7.50%	7.20%	6.90%	5.75%	5.75%
Rate of Compensation Increase	4.00%	4.70%	5.10%	5.30%	-	-

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

The expected return assumption for the life insurance reserve for our OPEB plan was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.21 percent and 6.30 percent for 2009 and 2008, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2009 and 2008, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 9.00 percent for benefits payable to retirees prior to Medicare eligibility and 9.80 percent for benefits payable to Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of 2018 and remain at that level thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			OPEB
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in millions of dollars)
Service Cost	$29.6	$28.7	$31.9	$4.9	$7.8	$9.2	$2.9	$3.3	$3.6
Interest Cost	64.0	58.2	54.2	8.7	10.3	9.7	11.3	11.5	11.0
Expected Return on Plan Assets	(52.8)	(59.7)	(58.5)	(9.4)	(12.0)	(12.2)	(0.7)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	41.1	13.9	19.2	2.4	2.3	3.0	-	-	-
Prior Service Credit	(0.5)	(2.2)	(3.1)	-	-	-	(2.8)	(3.4)	(3.8)
Transition Asset	-	-	-	-	(0.2)	(0.2)	-	-	-
Settlement Cost	-	-	-	-	-	0.3	-	-	-
Curtailment	-	-	0.2	-	-	-	-	-	-

Total	$81.4	$38.9	$43.9	$6.6	$8.2	$9.8	$10.7	$10.7	$10.1

The 2007 settlement cost and curtailment loss shown in the preceding chart relate to pension plan benefits for employees of our former Canadian branch operation and our previously owned subsidiary GENEX. These benefits were either terminated or frozen.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2009 would have increased (decreased) the service cost and interest cost by $0.5 million and $(0.4) million, respectively, and the postretirement benefit obligation by $4.3 million and $(3.5) million, respectively.

Our OPEB plan currently receives a subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). This act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. When the Medicare Act became effective in 2006, we initially elected to receive the subsidy from the federal government with plans to defer our coordination with the new prescription drug benefit until a later date. This anticipated change was reflected in the net periodic benefit cost. In 2009, we amended the plan design to stop the deferral of coordination of benefits and elected to continue receiving the existing subsidy from the federal government. This election resulted in a $4.4 million prior service credit that will begin amortization in 2010. We received subsidy payments of $1.2 million during each of 2009 and 2008. Our expected benefit payments in future years have been reduced by the amount of subsidy payments we expect to receive.

The unrecognized net actuarial loss, prior service credit, and transition asset included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2010 is $31.8 million before tax and $20.8 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for our OPEB plan during 2010 is $2.6 million before tax and $1.7 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Pensions and Other Postretirement Benefits - Continued

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
Year	U.S. Plans	Non U.S. Plans	OPEB
	(in millions of dollars)
			Gross	Subsidy Payments	Net
2010	$23.9	$6.6	$16.5	$1.7	$14.8
2011	26.4	7.1	17.2	1.8	15.4
2012	29.6	7.6	17.6	2.0	15.6
2013	33.4	8.4	17.9	2.1	15.8
2014	38.2	9.2	17.9	2.3	15.6
2015 - 2019	282.6	64.8	88.3	13.8	74.5

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for 2009 and 2008; however, we elected to make voluntary contributions of $70.0 million and $130.0 million, respectively. We made a voluntary contribution of $67.0 million to our U.S. qualified defined benefit pension plan in February 2010. We do not anticipate making any additional contributions during 2010. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. We contribute to our U.K. plan in accordance with a schedule of contributions which requires us to contribute to the plan at the rate of at least 15.0 percent of employee salaries sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $5.5 million and $7.3 million in 2009 and 2008, respectively, or approximately £3.5 million and £4.0 million. We expect to make contributions of £3.4 million during 2010.

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

We settled the purchase contract element of the 2004 units in May 2007 by issuing 17.7 million shares of common stock. See Note 8 for further discussion.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stockholders’ Equity and Earnings Per Common Share - Continued

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars, except share data)

Numerator
Net Income	$852.6	$553.2	$679.3

Denominator (000s)
Weighted Average Common Shares - Basic	331,266.2	341,022.8	352,969.1
Dilution for the Purchase Contract Element of the Adjustable Conversion-Rate Equity Security Units	-	-	1,673.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	870.0	537.5	1,134.4

Weighted Average Common Shares - Assuming Dilution	332,136.2	341,560.3	355,776.5

Net Income Per Common Share
Basic	$2.57	$1.62	$1.92
Assuming Dilution	$2.57	$1.62	$1.91

We use the treasury stock method to account for the effect of the purchase contract element of the units, outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the threshold appreciation price of the purchase contract element of the units or the exercise price of the stock options, the grant price of the nonvested stock awards, and/or the threshold stock price of performance restricted stock units. For further discussion of the purchase contract element of the units and stock-based awards see Note 8 and Note 11, respectively.

The purchase contract element of the units issued in 2004 had a threshold appreciation price of $16.95 per share. The outstanding stock options have exercise prices ranging from $11.37 to $58.56, the nonvested stock awards have grant prices ranging from $10.59 to $26.25, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 7.1 million, 8.3 million, and 6.2 million shares of common stock for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2007, up to 35.00 million shares of common stock are available for awards to our employees, officers, consultants, and directors. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. Each full value award, defined as any award other than a stock option or stock appreciation right, is counted as 2.7 shares.

The exercise price for stock options issued cannot be less than the fair market value of the underlying common stock as of the grant date. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2009, approximately 23.44 million shares were available for future grants.

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

Under the broad-based stock plan of 2001, up to 2.00 million shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in December 2007 for purposes of any further grants, other than reload grants, for which 20,000 shares were available at December 31, 2009. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the stock plan of 1999, comprised of the Provident Companies, Inc. stock plan of 1999 and the UnumProvident Corporation stock plan of 1999, an aggregate of up to 17.50 million shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. The plan was terminated in May 2007 for purposes of any further grants, other than reload grants, for which 250,000 shares were available at December 31, 2009. Stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Substantially all of our employees are eligible to participate in an employee stock purchase plan (ESPP). Under the plan, up to 3.46 million shares of common stock are authorized for issuance, of which approximately 1.23 million remain available for issuance at December 31, 2009. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the market price.

We issue new shares of common stock for nonvested stock grants, exercise of stock options, and purchase of ESPP shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Nonvested Stock Awards

Nonvested share activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2008	1,488	$ 22.77
Granted	1,763	12.32
Vested	(808)	21.62
Forfeited	(23)	15.14

Nonvested at December 31, 2009	2,420	15.62

Stock awards vest over a one to three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period. Forfeitable dividend equivalents on nonvested stock awards are accrued in the form of additional restricted stock units. The weighted average grant date fair values per share for nonvested stock awards granted during 2009, 2008, and 2007 were $12.32, $23.66, and $21.99, respectively.

The total fair value of shares vested during 2009, 2008, and 2007 was $17.5 million, $11.3 million, and $20.6 million, respectively.

At December 31, 2009, we had $14.5 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 1.0 year.

Performance Restricted Stock Units (PRSUs)

PRSU activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

PRSUs at December 31, 2008	1,210	$ 16.06
Dividends	24	15.95
Forfeited	(62)	16.05

PRSUs at December 31, 2009	1,172	16.06

In September 2007, we issued approximately 1.25 million PRSUs with a grant date fair value of $15.99. Vesting for this grant is contingent upon meeting various company threshold performance and stock price conditions. Forfeitable dividend equivalents on PRSUs are accrued in the form of additional restricted stock units. The weighted average grant date fair values per share for PRSU grants and dividends during 2009, 2008, and 2007 were $15.95, $19.08, and $16.02, respectively. All PRSUs outstanding at December 31, 2009 were nonvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

At December 31, 2009, we had $2.3 million of unrecognized compensation cost related to PRSUs that will be recognized over a weighted average period of 0.6 years. The PRSU expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance may result in zero to 100 percent of the units ultimately being earned. We use the accelerated method of amortization for recognizing compensation expense, which treats each of the three vesting tranches as a separate award over the expected life of the unit.

We estimated the fair value on the date of initial grant using the Monte-Carlo model. The following assumptions were used to value the grant:

•	Expected volatility of 29 percent, based on our historical daily stock prices.
•	Expected life of 4.4 years, which equals the maximum term.
•	Expected dividend yield of 1.24 percent, based on the dividend rate at the date of grant.
•	Risk free interest rate of 3.97 percent, based on the yield of treasury bonds at the date of grant.

Stock Options

Stock option activity is summarized as follows:

	Shares (000s)	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (000s)

Outstanding at December 31, 2008	7,441	$ 31.28
Granted	464	11.37
Exercised	(372)	13.69
Expired	(1,860)	50.14

Outstanding at December 31, 2009	5,673	24.21	1.8 years	$7,641

Exercisable at December 31, 2009	4,877	$ 25.42	1.0 year	$4,102

All outstanding stock options at December 31, 2009 are expected to vest. Stock options vest over a three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. The total intrinsic value of options exercised during 2009, 2008, and 2007 was $2.6 million, $1.0 million, and $3.9 million, respectively. The total fair value of options that vested during 2009 and 2008 was $2.0 million and $0.5 million, respectively. No stock options vested in 2007. At December 31, 2009, we had $0.5 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

The weighted average grant date fair value of options granted during 2009, 2008, and 2007 was $4.45, $8.84, and $8.61, respectively. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2009, 2008, and 2007 grants:

•	Expected volatility of 50 percent, 43 percent, and 44 percent, respectively, based on our historical daily stock prices.
•	Expected life of 5.0 years, based on historical average years to exercise.
•	Expected dividend yield of 1.68 percent, 1.30 percent, and 1.57 percent, respectively, based on the dividend rate at the date of grant.
•	Risk free interest rate of 1.89 percent, 2.93 percent, and 4.67 percent, respectively, based on the yield of treasury bonds at the date of grant.

ESPP

ESPP activity is summarized as follows:

	Year Ended December 31
	2009	2008	2007

Number of Shares Sold	232,962	148,490	114,420

Weighted Average Exercise Price	$14.94	$20.44	$24.32

Weighted Average Grant Date Fair Value	$4.13	$5.72	$5.18

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Nonvested Stock Awards	$22.4	$18.3	$10.7
Performance Restricted Stock Units	6.8	6.7	2.0
Stock Options	3.7	2.9	0.5
Employee Stock Purchase Plan	1.0	0.9	0.5

Total Compensation Expense, Before Income Tax	$33.9	$28.8	$13.7

Total Compensation Expense, Net of Income Tax	$22.0	$18.7	$8.9

Cash received under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007 was $8.0 million, $4.4 million, and $7.8 million, respectively.

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

The reinsurance recoverable at December 31, 2009 relates to 89 companies. Fourteen major companies account for approximately 92 percent of the reinsurance recoverable at December 31, 2009, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Of the remaining reinsurance recoverable, approximately seven percent relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Approximately one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in our consolidated statements of income net of reinsurance ceded.

Reinsurance data is as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Direct Premium Income	$7,494.7	$7,817.1	$7,997.5
Reinsurance Assumed	239.5	264.4	289.6
Reinsurance Ceded	(258.7)	(298.2)	(386.0)

Net Premium Income	$7,475.5	$7,783.3	$7,901.1

Ceded Benefits and Change in Reserves for Future Benefits	$604.2	$737.2	$947.8

During 2008, we entered into a reinsurance arrangement for the ongoing administration and management of a closed block of group long-term disability claims in our Unum UK segment. As a result of the assumption, we received cash of £24.5 million, recorded £0.4 million in accrued premiums receivable, assumed reserves of £22.2 million (approximately $44.2 million), and recorded a deferred gain of £2.7 million.

During 2007, we recaptured a closed block of individual disability business in our Individual Disability – Closed Block segment, with approximately $204.3 million in reserves and $7.0 million of annual premium. The recapture had an immaterial effect on operating results.

During 2000, we reinsured substantially all of the individual life and corporate-owned life insurance blocks of business, which are now reported in our Corporate and Other segment. The gain on these reinsurance transactions was deferred and is being amortized into income. A portion of the ceded corporate-owned life insurance block of business surrendered during 2007. The termination of this fully ceded business had no impact on our operating results and will not materially affect the amortization of the deferred gain. The termination resulted in a balance sheet only decrease in reserves for future policy and contract benefits of $1,094.0 million and policy loans of $1,013.7 million, with corresponding offsets to each in the reinsurance recoverable. The termination of this fully ceded business had no impact on our cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of individual disability - recently issued, group and individual long-term care, and brokerage voluntary benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. We discontinued selling individual long-term care insurance effective in 2009.

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

The Individual Disability – Closed Block segment generally consists of those individual disability policies that were designed to be distributed to individuals in a non-workplace setting and which were primarily in-force prior to the substantial changes in product offerings, pricing, distribution, and underwriting which generally occurred during the period 1994 through 1998. A minimal amount of new business continued to be sold subsequent to these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.

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

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses, income tax, and results of discontinued operations. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income from continuing operations before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses. We measure segment performance excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business.

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

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Operating Revenue by Segment	$10,079.3	$10,448.2	$10,585.1
Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)

Revenue	$10,091.0	$9,982.3	$10,519.9

Operating Income by Segment	$1,280.6	$1,289.9	$1,062.4
Net Realized Investment Gain (Loss)	11.7	(465.9)	(65.2)
Income Tax	439.7	270.8	324.8
Income from Discontinued Operations	-	-	6.9

Net Income	$852.6	$553.2	$679.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,726.9	$1,838.5	$1,895.7
Group Short-term Disability	432.8	435.1	485.6
Group Life and Accidental Death & Dismemberment
Group Life	1,057.7	1,062.8	1,107.4
Accidental Death & Dismemberment	104.9	127.6	131.0
Supplemental and Voluntary
Individual Disability - Recently Issued	463.7	471.5	456.7
Long-term Care	594.7	580.7	532.9
Voluntary Benefits	492.4	446.8	404.7

	4,873.1	4,963.0	5,014.0

Unum UK
Group Long-term Disability	503.1	675.9	752.6
Group Life	147.8	174.6	177.4
Individual Disability	35.2	38.8	38.3

	686.1	889.3	968.3

Colonial Life
Accident, Sickness, and Disability	625.8	606.9	566.6
Life	165.6	157.4	143.5
Cancer and Critical Illness	223.7	213.0	197.1

	1,015.1	977.3	907.2

Individual Disability - Closed Block	898.5	952.3	1,009.9

Corporate and Other	2.7	1.4	1.7

Total	$7,475.5	$7,783.3	$7,901.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)

Year Ended December 31, 2009

Total Premium Income	$4,873.1	$686.1	$1,015.1	$898.5	$2.7	$7,475.5
Net Investment Income	1,200.5	124.5	114.3	740.6	166.7	2,346.6
Other Income	118.7	2.4	0.5	100.8	34.8	257.2

Operating Revenue	$6,192.3	$813.0	$1,129.9	$1,739.9	$204.2	$10,079.3

Operating Income (Loss)	$775.0	$249.6	$280.9	$34.3	$(59.2)	$1,280.6
Interest and Debt Expense	$2.0	$-	$-	$16.6	$106.8	$125.4
Depreciation and Amortization	$369.9	$42.4	$192.0	$4.4	$1.6	$610.3

Year Ended December 31, 2008

Total Premium Income	$4,963.0	$889.3	$977.3	$952.3	$1.4	$7,783.3
Net Investment Income	1,136.4	181.9	105.7	767.5	197.5	2,389.0
Other Income	132.7	2.0	0.4	98.6	42.2	275.9

Operating Revenue	$6,232.1	$1,073.2	$1,083.4	$1,818.4	$241.1	$10,448.2

Operating Income (Loss)	$684.1	$324.0	$268.1	$27.7	$(14.0)	$1,289.9
Interest and Debt Expense	$4.2	$-	$-	$35.1	$117.4	$156.7
Depreciation and Amortization	$368.9	$43.1	$177.3	$4.3	$3.1	$596.7

Year Ended December 31, 2007

Total Premium Income	$5,014.0	$968.3	$907.2	$1,009.9	$1.7	$7,901.1
Net Investment Income	1,114.0	187.4	99.9	827.6	181.0	2,409.9
Other Income	135.6	3.1	0.9	103.7	30.8	274.1

Operating Revenue	$6,263.6	$1,158.8	$1,008.0	$1,941.2	$213.5	$10,585.1

Operating Income (Loss)	$542.1	$325.8	$245.8	$109.5	$(160.8)	$1,062.4
Interest and Debt Expense	$7.5	$-	$-	$8.3	$226.1	$241.9
Depreciation and Amortization	$326.9	$61.6	$162.9	$3.2	$5.2	$559.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

	Unum US	Unum UK	Colonial Life	Total
	(in millions of dollars)

Year Ended December 31, 2009
Beginning of Year	$1,661.8	$54.7	$755.9	$2,472.4
Capitalized	335.5	29.1	229.0	593.6
Amortization	(317.2)	(30.5)	(178.5)	(526.2)
Foreign Currency and Other	(17.7)	5.6	(45.2)	(57.3)

End of Year	$1,662.4	$58.9	$761.2	$2,482.5

Year Ended December 31, 2008
Beginning of Year	$1,642.5	$69.6	$669.8	$2,381.9
Capitalized	329.7	37.4	223.8	590.9
Amortization	(320.3)	(32.4)	(166.4)	(519.1)
Foreign Currency and Other	9.9	(19.9)	28.7	18.7

End of Year	$1,661.8	$54.7	$755.9	$2,472.4

Year Ended December 31, 2007
Beginning of Year	$2,205.2	$165.1	$612.8	$2,983.1
Cumulative Effect of Accounting Principle Change - Note 1	(589.8)	(88.3)	-	(678.1)
Capitalized	304.2	41.2	210.9	556.3
Amortization	(277.1)	(49.4)	(153.9)	(480.4)
Foreign Currency and Other	-	1.0	-	1.0

End of Year	$1,642.5	$69.6	$669.8	$2,381.9

Assets by segment are as follows:

	December 31
	2009	2008
	(in millions of dollars)

By Segment
Unum US	$23,339.9	$20,440.9
Unum UK	3,280.7	2,865.4
Colonial Life	2,805.7	2,446.9
Individual Disability - Closed Block	15,238.8	14,353.0
Corporate and Other	9,811.9	9,311.2

Total	$54,477.0	$49,417.4

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2009 and 2008, goodwill was $201.6 million and $200.5 million, respectively, with $190.0 million attributable to Unum US and the remainder attributable to Unum UK. The increase during 2009 is due entirely to the fluctuation in the British pound sterling to dollar exchange rate.

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

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2009, the aggregate net minimum lease payments were $102.2 million payable as follows: $25.7 million in 2010, $20.2 million in 2011, $16.3 million in 2012, $11.5 million in 2013, $8.9 million in 2014, and $19.6 million thereafter. Rental expense for the years ended December 31, 2009, 2008, and 2007 was $30.1 million, $34.5 million, and $35.7 million, respectively.

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

On August 27, 2008, the parties entered into a stipulation of settlement to resolve the litigation. Under the terms of the settlement, which was subject to approval of the court, we agreed to implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court. In January 2010, the court approved this settlement and awarded an immaterial amount of attorneys’ fees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

Broker Compensation, Quoting Process, and Other Matters

Examinations and Investigations

Beginning in 2004, several of our insurance subsidiaries’ insurance regulators requested information relating to the subsidiaries’ policies and practices on one or more aspects of broker compensation, quoting insurance business, and related matters. Additionally, we have responded to investigations about certain of these same matters by state attorneys general and the U.S. Department of Labor. The National Association of Insurance Commissioners (NAIC) has undertaken to provide a uniform Compensation Disclosure Amendment to the Producer Licensing Model Act that can be adopted by states in an effort to provide uniform guidance to insurers, brokers, and customers relating to disclosure of broker compensation. We expect there may be continued uncertainty surrounding this matter until clearer regulatory guidelines are established.

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. This investigation had been commenced in 2005, and, until this most recent contact, we had received no communications from the regulators regarding this matter since December 2007.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, have been named as defendants in a series of putative class actions that have been transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 filed a consolidated amended complaint in August 2005, which alleges, among other things, that the defendants violated federal and state antitrust laws, the Racketeer Influenced Corrupt Organizations Act (RICO), ERISA, and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. Defendants filed a motion to dismiss the complaint on November 29, 2005. On April 5, 2007, defendants’ motion to dismiss was granted without prejudice as to all counts except the ERISA counts. Plaintiffs were granted a last opportunity to file an amended complaint, and they did so on May 22, 2007.

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

We are a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those made in the multidistrict litigation referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. Plaintiffs recently renewed a motion to remand the case to the state court in Florida, and that motion was denied without prejudice.

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

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case was remanded to the District Court. On August 19, 2009, the District Court denied plaintiffs’ motion for class certification under Federal Rules of Civil Procedure Rule 23(b)(2). Plaintiffs filed a motion for leave to file an amended complaint and to file a renewed motion for class certification under Rules of Civil Procedure Rule 23(b)(3). On December 16, 2009, the court denied plaintiffs’ motion. Summary judgment motions are pending on plaintiffs’ remaining claims.

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

On September 24, 2009, pursuant to a settlement agreement, several counts were dismissed with prejudice as to all the defendants. In addition, Mr. Mallon and Transfinancial Corporation were dismissed from this action. On November 6, 2009, plaintiffs filed a fourth amended complaint that added a claim for exemplary damages. On November 20, 2009, additional counts were dismissed with prejudice, Xcel Energy, Inc. was dismissed from the action, and all claims asserted by Xcel Energy, Inc. were dismissed with prejudice. The court has issued interim rulings on discovery and merits issues, and the case is set for trial commencing August 16, 2010. We deny the remaining allegations in the fourth amended complaint and plan to vigorously contest them.

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

Note 15 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the NAIC and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. For the years ended December 31, 2009, 2008 or 2007, none of the states of domicile for our U.S. insurance subsidiaries had adopted accounting practices that differed materially from statutory accounting principles prescribed by the NAIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

The statutory operating results of our traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re, as well as the statutory results for these two special purpose financial captive U.S. insurance subsidiaries, are as follows:

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Combined Net Income (Loss)
U.S. Traditional Insurance Subsidiaries	$639.2	$540.8	$530.8
Tailwind Re and Northwind Re	$87.2	$79.8	$(111.5)

Combined Net Gain (Loss) from Operations
U.S. Traditional Insurance Subsidiaries	$741.2	$682.0	$589.1
Tailwind Re and Northwind Re	$87.2	$81.2	$(111.9)

Statutory capital and surplus is as follows:

	December 31
	2009	2008
	(in millions of dollars)

Combined Capital and Surplus
U.S. Traditional Insurance Subsidiaries	$3,286.9	$2,756.0
Tailwind Re and Northwind Re	$1,300.0	$1,300.5

Restrictions under applicable state insurance laws limit the amount of ordinary dividends that can be paid to a parent company from its insurance subsidiaries without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation typically equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of ordinary dividends to a parent company from its insurance subsidiaries is further limited to the amount of statutory surplus as it relates to policyholders. Based on the restrictions under current law, $719.7 million is available for the payment of ordinary dividends from our U.S. insurance subsidiaries, excluding Tailwind Re and Northwind Re, during 2010. The ability of Tailwind Re and Northwind Re to pay dividends to their parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to draw a dividend from our United Kingdom insurance subsidiary, Unum Limited. Such dividends are limited based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends from Unum Limited during 2010 is approximately £198.5 million, subject to regulatory approval. Regulatory restrictions do not limit the amount of dividends available for distribution from our non-insurance subsidiaries. The payment of dividends to the parent company from any of our subsidiaries requires the approval of the individual subsidiary’s board of directors.

Deposits

At December 31, 2009 and 2008, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $292.1 million and $293.7 million held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2009 and 2008:

	2009
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,865.7	$1,861.1	$1,875.9	$1,872.8
Net Investment Income	595.7	579.6	597.6	573.7
Net Realized Investment Gain (Loss)	(25.9)	14.9	87.3	(64.6)
Total Revenue	2,496.6	2,517.5	2,628.0	2,448.9
Income Before Income Tax	295.9	334.6	411.2	250.6
Net Income	199.4	221.1	267.2	164.9
Net Income Per Common Share
Basic	0.60	0.67	0.81	0.50
Assuming Dilution	0.60	0.66	0.80	0.50

	2008
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,917.7	$1,946.5	$1,968.6	$1,950.5
Net Investment Income	589.8	594.7	613.1	591.4
Net Realized Investment Gain (Loss)	(257.7)	(165.8)	26.1	(68.5)
Total Revenue	2,323.7	2,442.7	2,675.3	2,540.6
Income Before Income Tax	52.5	159.8	367.0	244.7
Net Income	41.8	108.0	240.3	163.1
Net Income Per Common Share
Basic	0.13	0.32	0.70	0.47
Assuming Dilution	0.13	0.32	0.69	0.46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2009, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee

February 26, 2010

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption “About the Board of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption “Executive Officers of the Registrant” contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Ownership of Company Securities,” sub-caption “Section 16(a) – Beneficial Ownership Reporting Compliance,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption “About the Board of Directors,” sub-caption “Code of Business Practices and Ethics,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption “About the Board of Directors,” sub-captions “What are the standing Board committees?” and “Audit Committee,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of business practices and ethics applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the SEC. These documents are available free of charge on our website and in print at the request of any stockholder from the Office of the Corporate Secretary, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of business practices and ethics and our code of ethics, as required by the rules and regulations of the SEC and the listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption “About the Board of Directors,” sub-captions “Compensation of Directors” and “Human Capital Committee,” and under the captions “Compensation Discussion and Analysis,” “Post-Employment Compensation,” “Other Post-Employment Payments,” and “Report of the Human Capital Committee,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2009 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	3,322,135 (1)	$22.20	25,119,124 (2) (5) (6)

Equity Compensation Plans Not Approved by Stockholders	2,350,391 (3)	$27.06	514,803 (4)

Total	5,672,526		25,633,927

(1)	Includes the following plans: (a) Non-Employee Director Compensation Plan of 1998, (b) Stock Plan of 1999, and (c) Stock Incentive Plan of 2007.
(2)	Includes shares under the following plans: (a) Stock Incentive Plan of 2007, (b) Stock Plan of 1999, (c) Non-Employee Director Compensation Plan of 1998, (d) UnumProvident Employee Stock Purchase Plan, and (e) Unum Limited Savings-related Share Option Scheme 2008.
(3)	Includes the following plans: (a) UnumProvident Corporation Employee Stock Option Plan, (b) UnumProvident Corporation Broad Based Stock Plan of 2001, and (c) UnumProvident Corporation Broad Based Stock Plan of 2002.
(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) Unum Limited Savings-Related Share Option Scheme 2000, and (c) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.
(5)	The Unum Ireland Limited Savings-Related Share Option Scheme 2008 has 75,000 authorized shares that have not been reserved since the plan is not currently being utilized.
(6)	The Stock Incentive Plan of 2007 has 23.4 million remaining shares available for future issuance. Each full value award is counted as 2.7 shares. Unum currently grants a majority of awards as restricted stock units (i.e., full value awards).

Below is a brief description of the equity compensation plans not approved by stockholders:

UnumProvident Corporation Employee Stock Option Plan

The UnumProvident Employee Stock Option Plan, effective September 10, 1999, authorized the option grants to selected employees of UnumProvident who, at the time of grant, generally were not eligible to participate in other of our stock plans or who were employed below a certain position level. Options granted under the plan are nonqualified stock options and may not be exercised at a price less favorable than the fair market value of the underlying stock on the date of grant. Effective February 1, 2002, the plan was terminated, and plan awards after that date are prohibited.

UnumProvident Corporation Broad Based Stock Plan of 2001

This plan provided for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of Unum Group. The plan specifically prohibits the granting of any options under the plan to members of our board of directors and to any of our “officers” as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the New York Stock Exchange (NYSE) may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,000,000. This plan was terminated in December 2007. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

UnumProvident Corporation Broad Based Stock Plan of 2002

This plan provided for the grant of stock options to employees, officers, consultants, producers (as defined in the plan) and directors of Unum Group. The plan specifically prohibits the granting of any options under the plan to members of the our board of directors and to any of our “officers” as defined in Rule 16a-1(f) under the 1934 Act or such other definition of the term “officer” as the NYSE may subsequently adopt for purposes of its “broad-based” requirements of Rule 312.03 of NYSE Listed Company Manual. No awards have been made under the plan to employees above the level of Vice President. The total number of options available for grant under this plan was 2,390,000. The plan was terminated in February 2004. The stock options are non-qualified for U.S. tax purposes. The exercise price of options awarded under this plan is the fair market value of the stock on the date of grant. The term of any option issued under the plan cannot exceed ten years. There are provisions for early vesting and/or early termination of the options in the event of retirement, death, disability and termination of employment. The plan also provides for acceleration of vesting if there is a change in control, subject to certain limitations, and in other circumstances at the Committee’s discretion. The plan includes provisions for adjustments to the number of shares available for grants, number of shares subject to outstanding grants and the exercise price of outstanding grants in the event of stock splits, stock dividends or other recapitalization.

Unum Limited Savings-Related Share Option Scheme 2000

The plan of our United Kingdom subsidiary Unum Limited allows employees of Unum Limited to acquire options for shares of Unum Group’s common stock by making an election to purchase stock at a price of at least 85% of the market value of the stock on the date prior to the date the invitation to apply for the option is made or, if greater, the nominal value of a share (the Acquisition Price). The total number of options available for grant under this plan was 200,000. The maximum contribution per month per employee is £200. Contributions are made for a three year period at the end of which the employee can elect to receive cash plus interest or purchase shares at the Acquisition Price. The directors of Unum Limited are the administrators of the plan. There are provisions for early expiration of options in the event of termination of employment and acceleration of vesting and expiration due to death, disability or retirement. The plan also provides for acceleration of vesting upon a change of control, reconstruction, or voluntary winding up of Unum Group. The plan includes provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of capitalization, consolidation sub-division or reduction or other variation of the share capital of Unum Group.

UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provided for the payment of compensation to the non-employee directors who serve on our board of directors. Non-employee directors receive an annual retainer of $80,000, the chairman of the board receives a supplemental retainer of $160,000 annually, the chair of the Audit Committee receives a supplemental retainer of $15,000 annually, and each of the other chairs of the standing committees receive an annual supplemental retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the board of directors and of the committees on which they participate, including special committees. Under the plan, directors made an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of Unum Group, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by this Item is included under the captions, “Beneficial Ownership of Company Securities,” and “Security Ownership of Directors and Officers” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption “About the Board of Directors,” sub-captions “Independence of Directors,” “Our Related Party Transaction Policy,” and “Transactions with Related Persons,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2009 and 2008 and our audit committee’s pre-approval policies and procedures is included under the caption “About the Independent Auditors,” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief
Thomas R. Watjen	Executive Officer and a Director	February 26, 2010
(principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief
Richard P. McKenney	Financial Officer	February 26, 2010
(principal financial officer and
principal accounting officer)

*	Director
E. Michael Caulfield		February 26, 2010

*	Director
Jon S. Fossel		February 26, 2010

*	Director
Pamela H. Godwin		February 26, 2010

*	Director
Ronald E. Goldsberry		February 26, 2010

*	Director
Kevin T. Kabat		February 26, 2010

*	Director
Thomas Kinser		February 26, 2010

*	Director
Gloria C. Larson		February 26, 2010

Name	Title	Date

*	Director
A. S. MacMillan, Jr.		February 26, 2010

*	Director
Edward J. Muhl		February 26, 2010

*	Director
Michael J. Passarella		February 26, 2010

*	Director
William J. Ryan		February 26, 2010

* By: /s/ Susan N. Roth	For all of the Directors
Susan N. Roth		February 26, 2010
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)

Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,473.5	$1,473.2	$1,473.2
States, Municipalities, and Political Subdivisions	640.1	622.9	622.9
Foreign Governments	1,357.8	1,491.5	1,491.5
Public Utilities	8,359.7	8,781.7	8,781.7
Mortgage/Asset-Backed Securities	3,413.6	3,723.1	3,723.1
All Other Corporate Bonds	20,617.9	21,781.1	21,781.1
Redeemable Preferred Stocks	42.8	40.9	40.9

Total	35,905.4	$37,914.4	37,914.4

Mortgage Loans	1,404.0		1,404.0
Policy Loans	2,878.0		2,878.0
Other Long-term Investments
Derivatives	-		81.1	(2)
Equity Securities	1.6		1.5
Miscellaneous Long-term Investments	142.1		150.9	(3)
Short-term Investments	865.5		865.5

	$41,196.6		$43,295.4

(1)	Amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and accretion of discounts.

(2)	Derivatives are carried at fair value.

(3)	Difference between cost and carrying value primarily results from changes in our ownership equity since acquisition.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2009	2008
	(in millions of dollars)

Assets
Fixed Maturity Securities - at fair value (amortized cost: $289.4; $65.3)	$292.0	$61.9
Short-term Investments	400.0	254.9
Investment in Subsidiaries	9,401.8	7,537.8
Other Assets	490.7	527.8

Total Assets	$10,584.5	$8,382.4

Liabilities and Stockholders’ Equity

Liabilities
Short-term Debt	$-	$132.2
Long-term Debt	1,467.7	1,119.5
Other Liabilities	616.7	732.8

Total Liabilities	2,084.4	1,984.5

Stockholders’ Equity
Common Stock	36.4	36.3
Additional Paid-in Capital	2,587.4	2,546.9
Accumulated Other Comprehensive Income (Loss)	341.0	(958.2)
Retained Earnings	6,289.5	5,527.1
Treasury Stock	(754.2)	(754.2)

Total Stockholders’ Equity	8,500.1	6,397.9

Total Liabilities and Stockholders’ Equity	$10,584.5	$8,382.4

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Dividends from Subsidiaries	$313.8	$684.2	$1,839.3
Interest from Subsidiaries	0.5	6.6	11.8
Other Income	47.8	62.5	74.6

Total Revenue	362.1	753.3	1,925.7

Interest and Debt Expense	90.2	95.6	198.2
Other Expenses	63.9	22.7	40.1

Total Expenses	154.1	118.3	238.3

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	208.0	635.0	1,687.4
Income Tax (Benefit)	(9.5)	24.1	(20.6)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	217.5	610.9	1,708.0
Equity in Undistributed Earnings (Loss) of Subsidiaries	635.1	(57.7)	(1,028.7)

Net Income	$852.6	$553.2	$679.3

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(in millions of dollars)

Cash Provided by Operating Activities	$324.1	$567.7	$783.0

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	49.7	443.6	239.7
Proceeds from Maturities of Available-for-Sale Securities	24.7	2.2	15.8
Purchases of Available-for-Sale Securities	(299.2)	(1.7)	(15.1)
Net Sales (Purchases) of Short-term Investments	(145.1)	106.6	(287.6)
Cash Distributions to Subsidiaries	(1.3)	(123.7)	(288.5)
Short-term Notes Receivable from Subsidiaries	(10.5)	(3.0)	163.0
Surplus Note Redeemed by Subsidiary	-	45.2	-
Other, Net	(54.7)	(46.8)	(44.1)

Cash Provided (Used) by Investing Activities	(436.4)	422.4	(216.8)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	(132.2)	(192.8)	-
Long-term Debt Repayments	(1.8)	-	(717.5)
Issuance of Common Stock	8.0	4.4	307.8
Issuance of Long-term Debt	346.8	-	-
Dividends Paid to Stockholders	(104.5)	(103.5)	(105.2)
Cost Related to Early Retirement of Debt	-	-	(33.3)
Purchases of Treasury Stock	-	(700.0)	-
Other, Net	(0.7)	0.6	(14.0)

Cash Provided (Used) by Financing Activities	115.6	(991.3)	(562.2)

Increase (Decrease) in Cash	$3.3	$(1.2)	$4.0

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Debt

Long-term debt consists of the following:

	December 31
	2009	2008
	(in millions of dollars)

Notes @ 7.375% due 2032, callable at or above par	$39.5	$39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	166.4
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 7.125% due 2016, callable at or above par	350.0	-
Notes @ 7.625% due 2011, callable at or above par	225.1	225.1
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	60.8	62.0
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Total	$1,467.7	$1,119.5

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $225.1 million in 2011 and $1,242.6 million in 2016 and thereafter.

Unsecured Notes

In September 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 2 - Debt - Continued

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities. In 2007, $23.5 million of these debentures were redeemed.

Short-term Debt

In 2009, we purchased and retired the remaining $132.2 million of our outstanding 5.859% notes. In 2008, we purchased and retired $17.8 million of our outstanding 5.859% notes and $175.0 million of our 5.997% notes.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2009, 2008, and 2007 was $84.5 million, $95.0 million, and $144.3 million, respectively.

The cost related to early retirement of debt during 2007 decreased income approximately $58.0 million before tax and $37.7 million after tax.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. The shelf registration enables us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Note 3 - Guarantees

In November 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering. As of December 31, 2009, $296.7 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

Note 4 - Cash Dividends from Subsidiaries

Cash dividends received from subsidiaries during 2009, 2008, and 2007 were $313.8 million, $626.7 million, and $913.6 million, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Note 5 - Surplus Note of Subsidiary

Outstanding surplus debentures of $100.0 million at December 31, 2007, which were issued by an insurance subsidiary to Unum Group and due in 2027, were redeemed in June 2008. We received cash of $45.2 million and fixed maturity securities of $54.8 million. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent in 2008 and 2007.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy and Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)

December 31, 2009

Unum US	$1,662.4	$15,546.3	$141.6	$933.8
Unum UK	58.9	1,988.1	148.1	150.7
Colonial Life	761.2	1,425.5	25.3	129.3
Individual Disability - Closed Block	-	12,683.9	131.6	115.9
Corporate and Other	-	6,097.0	5.4	407.2

Total	$2,482.5	$37,740.8	$452.0	$1,736.9

December 31, 2008

Unum US	$1,661.8	$13,660.4	$136.7	$939.1
Unum UK	54.7	1,710.7	153.1	138.5
Colonial Life	755.9	1,366.7	24.4	139.8
Individual Disability - Closed Block	-	11,897.4	144.1	119.8
Corporate and Other	-	5,946.3	5.6	432.3

Total	$2,472.4	$34,581.5	$463.9	$1,769.5

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits	Amortization of Deferred Acquisition Costs	All Other Expenses (2)	Premiums Written (3)
	(in millions of dollars)

Year Ended December 31, 2009

Unum US	$4,873.1	$1,200.5	$3,855.9	$317.2	$1,244.2	$3,587.3
Unum UK	686.1	124.5	373.6	30.5	159.3	508.6
Colonial Life	1,015.1	114.3	480.6	178.5	189.9	851.5
Individual Disability - Closed Block	898.5	740.6	1,489.6	-	216.0	892.8
Corporate and Other	2.7	166.7	91.9	-	171.5	0.9

Total	$7,475.5	$2,346.6	$6,291.6	$526.2	$1,980.9

Year Ended December 31, 2008

Unum US	$4,963.0	$1,136.4	$3,998.4	$320.3	$1,229.3	$3,672.8
Unum UK	889.3	181.9	511.4	32.4	205.4	714.7
Colonial Life	977.3	105.7	464.0	166.4	184.9	821.7
Individual Disability - Closed Block	952.3	767.5	1,544.8	-	245.9	950.9
Corporate and Other	1.4	197.5	107.8	-	147.3	0.6

Total	$7,783.3	$2,389.0	$6,626.4	$519.1	$2,012.8

Year Ended December 31, 2007

Unum US	$5,014.0	$1,114.0	$4,246.4	$277.1	$1,198.0	$3,705.5
Unum UK	968.3	187.4	574.3	49.4	209.3	790.9
Colonial Life	907.2	99.9	437.8	153.9	170.5	766.6
Individual Disability - Closed Block	1,009.9	827.6	1,614.5	-	217.2	1,011.5
Corporate and Other	1.7	181.0	115.2	-	259.1	0.9

Total	$7,901.1	$2,409.9	$6,988.2	$480.4	$2,054.1

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
		(in millions of dollars)

Year Ended December 31, 2009

Life Insurance in Force	$675,382.0	$28,027.1	$1,895.5	$649,250.4	0.3%

Premium Income:
Life Insurance	$1,757.5	$166.4	$11.8	$1,602.9	0.7%
Accident and Health Insurance	5,737.2	92.3	227.7	5,872.6	3.9%

Total	$7,494.7	$258.7	$239.5	$7,475.5	3.2%

Year Ended December 31, 2008

Life Insurance in Force	$627,126.4	$38,786.9	$1,943.0	$590,282.5	0.3%

Premium Income:
Life Insurance	$1,820.1	$212.8	$12.4	$1,619.7	0.8%
Accident and Health Insurance	5,997.0	85.4	252.0	6,163.6	4.1%

Total	$7,817.1	$298.2	$264.4	$7,783.3	3.4%

Year Ended December 31, 2007

Life Insurance in Force	$689,969.3	$84,861.2	$2,042.4	$607,150.5	0.3%

Premium Income:
Life Insurance	$1,919.2	$291.3	$12.6	$1,640.5	0.8%
Accident and Health Insurance	6,078.3	94.7	277.0	6,260.6	4.4%

Total	$7,997.5	$386.0	$289.6	$7,901.1	3.7%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)

Year Ended December 31, 2009

Mortgage loan loss reserve	$-	$5.5	$-	$2.3	$3.2
Real estate reserve (deducted from other long-term investments)	$0.3	$-	$-	$-	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$14.9	$4.6	$1.0	$10.6	$9.9

Year Ended December 31, 2008

Real estate reserve (deducted from other long-term investments)	$7.6	$0.3	$-	$7.6	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$16.9	$4.6	$-	$6.6	$14.9

Year Ended December 31, 2007

Mortgage loan loss reserve	$0.5	$-	$-	$0.5	$-
Real estate reserve (deducted from other long-term investments)	$7.6	$-	$-	$-	$7.6
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$21.2	$1.2	$0.2	$5.7	$16.9

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loans at time of sale/foreclosure, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

INDEX TO EXHIBITS

With regard to applicable cross-references in this report, our current, quarterly and annual reports dated on or after May 1, 2003 are filed with the Securities and Exchange Commission (SEC) under File No. 1-11294 and such reports dated prior to May 1, 2003 are filed with the SEC under File No. 1-11834, except as otherwise noted below. Our registration statements have the file numbers noted wherever such statements are identified below.

(2.1)	Asset Purchase Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of our Form 10-K for the fiscal year ended December 31, 2003).

(2.2)	Transition Services Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of our Form 10-K for the fiscal year ended December 31, 2003).

(2.3)	TSA Amending Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated April 30, 2004 (incorporated by reference to Exhibit 2.3 of our Form 10-K for the fiscal year ended December 31, 2008).

(2.4)	TSA Amending Agreement No. 2 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated May 31, 2006 (incorporated by reference to Exhibit 2.4 of our Form 10-K for the fiscal year ended December 31, 2008).

(2.5)	TSA Amending Agreement No. 3 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and Unum Group dated October 1, 2008 (incorporated by reference to Exhibit 2.5 of our Form 10-K for the fiscal year ended December 31, 2008).

(3.1)	Restated Certificate of Incorporation of Unum Group (incorporated by reference to Exhibit 3.1 of our Form 10-Q filed on August 7, 2007).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective December 11, 2008 (incorporated by reference to Exhibit 3.2 of our Form 10-K for the fiscal year ended December 31, 2008).

(4.1)	Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Purchase Contract Agreement, dated as of May 7, 2003, between UnumProvident Corporation and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on May 9, 2003).

(4.3)	Pledge Agreement, dated as of May 7, 2003, among UnumProvident Corporation, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.3 of our Form 8-K filed on May 9, 2003).

(4.4)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.5)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.6)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.7)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.8)	Fifth Supplemental Indenture between UnumProvident Corporation and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.9)	Purchase Contract Agreement between UnumProvident Corporation and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.10)	Pledge Agreement between UnumProvident Corporation and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.11)	Indenture for Senior Debt Securities between Unum Group and The Bank of New York Mellon Trust Company, N.A. as Trustee dated as of September 30, 2009 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on September 30, 2009).

(4.12)	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-3 (Registration No. 333-155283) filed on November 12, 2008).

(4.13)	Form of 7.125% Senior Note due 2016 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 30, 2009).

Certain instruments defining the rights of holders of long-term debt securities of our company and our subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. We hereby undertake to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation’s Registration Statement on Form S-1, Registration No. 33-17017). *

(10.2)	Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to our Form 10-K filed on January 27, 1993 on Form 8), and amended on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America’s Form 10-K for the fiscal year ended December 31, 1993). *

(10.3)	Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.4)	Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.5)	Unum Group Amended and Restated Stock Plan of 1999 (incorporated by reference to Exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.6)	UnumProvident Non-Employee Director Compensation Plan of 1998, as amended (incorporated by reference to Exhibit 10.13 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.7)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.8)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.9)	Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation’s Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.10)	Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.11)	Unum Corporation 1990 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.12)	Unum Corporation 1996 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.13)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.14)	UnumProvident Corporation Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.15)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.16)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of our Form 10-K for the year ended December 31, 2002). *

(10.17)	Unum Group Broad-Based Stock Plan of 2001, as amended (incorporated by reference to Exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.18)	Unum Group Broad-Based Stock Plan of 2002, as amended (incorporated by reference to Exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.19)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.20)	Form of Restricted Stock Award Agreement for awards under the UnumProvident Corporation Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 25, 2005). *

(10.21)	UnumProvident Corporation Senior Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 17, 2005). *

(10.22)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.23)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 3, 2005).

(10.24)	Amendment to Employment Agreement between UnumProvident Corporation and F. Dean Copeland dated effective as of November 17, 2005 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on November 21, 2005). *

(10.25)	Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 16, 2005, as amended (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19, 2008). *

(10.26)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.27)	Form of Restricted Stock Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.28)	Form of Restricted Stock Unit Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.29)	Form of Performance-Based Restricted Stock Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.29 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.30)	Form of Performance-Based Restricted Stock Unit Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.30 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.31)	Form of Restricted Stock Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.32)	Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.32 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.33)	Amended and Restated Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated as of December 24, 2008 (incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.34)	Management Incentive Compensation Plan of 2008 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 29, 2008). *

(10.35)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.36)	Credit Agreement dated as of December 9, 2008, among Unum Group, the lenders named therein, SunTrust Bank, as documentation agent, Bank of America, N.A., as syndication agent, and Wachovia Bank, National Association, as administrative agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.37 of our Form 10-K for the fiscal year ended December 31, 2008).

(10.37)	Agreement dated July 31, 2008 between Unum Group and Deutsche Bank AG, London Branch for an Accelerated Share Repurchase Transaction (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on October 31, 2008). †

(10.38)	Consulting Agreement between Unum Group and Robert C. Greving dated as of September 30, 2009 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 4, 2009). *

(11)	Statement Regarding Computation of per Share Earnings (incorporated herein by reference to “Note 11 of the Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following financial statements from Unum Group’s Annual Report on Form 10-K for the Year ended December 31, 2009 filed on February 26, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedules, tagged as blocks of text.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

†	Confidential treatment has been requested with respect to portions of this document.