Form 10-Q
period 2010-03-31
Unum Group
filed 2010-05-05
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

332,822,833 shares of the registrant’s common stock were outstanding as of April 30, 2010.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
(amortized cost: $36,267.6; $35,905.4)	$38,719.1	$37,914.4
Mortgage Loans	1,384.3	1,404.0
Policy Loans	2,889.9	2,878.0
Other Long-term Investments	252.4	233.5
Short-term Investments	662.1	865.5

Total Investments	43,907.8	43,295.4

Other Assets
Cash and Bank Deposits	51.7	71.6
Accounts and Premiums Receivable	1,726.9	1,732.4
Reinsurance Recoverable	4,860.8	4,996.9
Accrued Investment Income	704.9	642.5
Deferred Acquisition Costs	2,486.8	2,482.5
Goodwill	200.9	201.6
Property and Equipment	447.1	443.5
Other Assets	610.3	610.6

Total Assets	$54,997.2	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,584.3	$1,736.9
Reserves for Future Policy and Contract Benefits	38,054.1	37,740.8
Unearned Premiums	479.8	452.0
Other Policyholders’ Funds	1,649.9	1,662.3
Income Tax Payable	229.6	114.5
Deferred Income Tax	379.1	273.2
Short-term Debt	225.1	0.0
Long-term Debt	2,291.2	2,549.6
Other Liabilities	1,323.9	1,447.6

Total Liabilities	46,217.0	45,976.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 364,604,519 and 363,638,314 shares	36.5	36.4
Additional Paid-in Capital	2,603.4	2,587.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	496.2	376.6
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	3.0	3.0
Net Gain on Cash Flow Hedges	356.8	370.8
Foreign Currency Translation Adjustment	(141.0)	(78.7)
Unrecognized Pension and Postretirement Benefit Costs	(312.1)	(330.7)
Retained Earnings	6,491.6	6,289.5
Treasury Stock - at cost: 31,829,067 shares	(754.2)	(754.2)

Total Stockholders’ Equity	8,780.2	8,500.1

Total Liabilities and Stockholders’ Equity	$54,997.2	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2010	2009
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,863.2	$1,872.8
Net Investment Income	613.0	573.7
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(0.2)	(73.6)
Other Net Realized Investment Gain	25.8	9.0

Net Realized Investment Gain (Loss)	25.6	(64.6)
Other Income	59.8	67.0

Total Revenue	2,561.6	2,448.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,568.9	1,575.7
Commissions	218.3	216.2
Interest and Debt Expense	33.4	32.6
Deferral of Acquisition Costs	(154.9)	(153.6)
Amortization of Deferred Acquisition Costs	141.2	131.8
Compensation Expense	197.3	190.1
Other Expenses	196.2	205.5

Total Benefits and Expenses	2,200.4	2,198.3

Income Before Income Tax	361.2	250.6

Income Tax
Current	74.9	60.4
Deferred	56.5	25.3

Total Income Tax	131.4	85.7

Net Income	$229.8	$164.9

Net Income Per Common Share
Basic	$0.69	$0.50
Assuming Dilution	$0.69	$0.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.4	$36.3
Common Stock Activity	0.1	0.0

Balance at End of Period	36.5	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,587.4	2,546.9
Common Stock Activity	16.0	6.6

Balance at End of Period	2,603.4	2,553.5

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	341.0	(958.2)
Change During Period	61.9	(121.8)

Balance at End of Period	402.9	(1,080.0)

Retained Earnings
Balance at Beginning of Year	6,289.5	5,527.1
Net Income	229.8	164.9
Dividends to Stockholders (per common share: $0.0825; $0.075)	(27.7)	(25.0)

Balance at End of Period	6,491.6	5,667.0

Treasury Stock
Balance at Beginning of Year and End of Period	(754.2)	(754.2)

Total Stockholders’ Equity at End of Period	$8,780.2	$6,422.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$229.8	$164.9
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	19.1	58.3
Change in Deferred Acquisition Costs	(13.7)	(21.8)
Change in Insurance Reserves and Liabilities	155.0	82.2
Change in Income Taxes	173.6	91.4
Change in Other Accrued Liabilities	(149.6)	(103.1)
Non-cash Adjustments to Net Investment Income	(126.1)	(74.7)
Net Realized Investment (Gain) Loss	(25.6)	64.6
Depreciation	18.2	17.6
Other, Net	0.9	11.5

Net Cash Provided by Operating Activities	281.6	290.9

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	463.0	107.8
Proceeds from Maturities of Available-for-Sale Securities	343.0	191.0
Proceeds from Sales and Maturities of Other Investments	36.5	45.8
Purchase of Available-for-Sale Securities	(1,255.6)	(970.9)
Purchase of Other Investments	(21.8)	(52.6)
Net Sales of Short-term Investments	208.2	426.3
Other, Net	(23.2)	(24.9)

Net Cash Used by Investing Activities	(249.9)	(277.5)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings	0.0	16.4
Long-term Debt Repayments	(33.3)	(4.7)
Issuance of Common Stock	7.0	0.7
Dividends Paid to Stockholders	(27.7)	(25.0)
Other, Net	2.4	(0.5)

Net Cash Used by Financing Activities	(51.6)	(13.1)

Effect of Foreign Exchange Rate Changes on Cash	0.0	(0.1)

Net Increase (Decrease) in Cash and Bank Deposits	(19.9)	0.2

Cash and Bank Deposits at Beginning of Year	71.6	49.9

Cash and Bank Deposits at End of Period	$51.7	$50.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Net Income	$229.8	$164.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities
Not Other-Than-Temporarily Impaired Before Reclassification Adjustment (net of tax expense (benefit) of $157.2; $(130.7))	306.0	(252.6)
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $1.3; $(30.9))	(2.2)	57.4
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $7.2; $5.7)	(14.0)	(10.7)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $(89.6); $44.5)	(184.2)	94.8
Change in Foreign Currency Translation Adjustment	(62.3)	(18.2)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(8.5); $3.4)	18.6	7.5

Total Other Comprehensive Income (Loss)	61.9	(121.8)

Comprehensive Income	$291.7	$43.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

March 31, 2010

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to March 31, 2010, for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted during the First Three Months of 2010:

Accounting Standards Codification (ASC) 810 “Consolidation”

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and require enhanced disclosures about an enterprise’s involvement with a variable interest entity. We adopted this update effective January 1, 2010. The adoption of this update had no effect on our financial position or results of operations.

ASC 820 “Fair Value Measurements and Disclosures”

In January 2010, the FASB issued an update to require a number of additional disclosures regarding fair value measurements. Specifically, the update requires a reporting entity to disclose the amounts of significant transfers between Level 1 and Level 2 of the three tier fair value hierarchy and the reasons for these transfers, as well as the reasons for any transfers in or out of Level 3, effective for annual and interim periods beginning after December 15, 2009. The update also requires information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis, effective for annual and interim periods beginning after December 15, 2010. We adopted this update in its entirety, including early adoption of the additional Level 3 information, effective January 1, 2010. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operations.

ASC 860 “Transfers and Servicing”

In June 2009, the FASB issued an update to eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and eliminate the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, this update clarifies certain requirements for financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. We adopted this update effective January 1, 2010. The adoption of this update had no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 2 - Accounting Developments - Continued

Accounting Updates Adopted during the First Three Months of 2009:

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$38,719.1	$38,719.1	$37,914.4	$37,914.4
Mortgage Loans	1,384.3	1,440.9	1,404.0	1,402.5
Policy Loans	2,889.9	2,905.7	2,878.0	2,907.7
Other Long-term Investments
Derivatives	82.6	82.6	81.1	81.1
Equity Securities	1.5	1.5	1.5	1.5
Miscellaneous Long-term Investments	168.3	168.3	150.9	150.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$674.4	$674.4	$684.0	$684.0
Supplementary Contracts without Life Contingencies	471.7	471.7	445.6	445.6
Short-term Debt	225.1	233.5	—	—
Long-term Debt	2,291.2	2,059.3	2,549.6	2,296.0
Other Liabilities
Derivatives	172.0	172.0	144.6	144.6
Embedded Derivative in Modified Coinsurance Arrangement	99.1	99.1	117.4	117.4

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,687.0 million and $2,675.7 million as of March 31, 2010 and December 31, 2009, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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

March 31, 2010

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2010, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2009.

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

March 31, 2010

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

At March 31, 2010, approximately 16.4 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 83.6 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 67.2 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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

•

Approximately 10.6 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	March 31, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$219.4	$1,282.4	$—	$1,501.8
States, Municipalities, and Political Subdivisions	25.9	707.3	—	733.2
Foreign Governments	—	1,383.0	39.7	1,422.7
Public Utilities	1,111.8	7,761.7	218.7	9,092.2
Mortgage/Asset-Backed Securities	—	3,655.8	2.0	3,657.8
All Other Corporate Bonds	4,992.3	16,720.1	557.7	22,270.1
Redeemable Preferred Stocks	5.8	35.4	0.1	41.3

Total Fixed Maturity Securities	6,355.2	31,545.7	818.2	38,719.1

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	82.6	—	82.6
Equity Securities	—	—	1.5	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$19.3	$—	$19.3
Foreign Exchange Contracts	—	152.7	—	152.7
Embedded Derivative in Modified Coinsurance Arrangement	—	—	99.1	99.1

Total Derivatives	—	172.0	99.1	271.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$1,473.2	$—	$1,473.2
States, Municipalities, and Political Subdivisions	75.6	547.3	—	622.9
Foreign Governments	—	1,491.5	—	1,491.5
Public Utilities	940.4	7,577.0	264.3	8,781.7
Mortgage/Asset-Backed Securities	—	3,718.4	4.7	3,723.1
All Other Corporate Bonds	3,370.6	17,830.5	580.0	21,781.1
Redeemable Preferred Stocks	5.5	15.0	20.4	40.9

Total Fixed Maturity Securities	4,392.1	32,652.9	869.4	37,914.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	81.1	—	81.1
Equity Securities	—	—	1.5	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$17.0	$—	$17.0
Foreign Exchange Contracts	—	127.6	—	127.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	117.4	117.4

Total Derivatives	—	144.6	117.4	262.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31, 2010 (in millions of dollars)
	Transfers into Level 1 from Level 2	Transfers into Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$216.5	$—
States, Municipalities, and Political Subdivisions	—	49.8
Public Utilities	769.6	657.2
All Other Corporate Bonds	2,465.4	1,189.8

Total Fixed Maturity Securities	$3,451.5	$1,896.8

Transfers between Level 1 and Level 2 occurred due to the change in availability of either a TRACE or broker market maker price. Depending on current market conditions, the availability of these Level 1 prices can vary from period to period. For fair value measurements of financial instruments that were transferred either into or out of Level 1 or 2, we reflect the transfers using the fair value at the beginning of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$—	$—	$0.6	$—	$—	$39.1	$—	$39.7
Public Utilities	264.3	(1.0)	14.4	15.0	(5.7)	128.4	(196.7)	218.7
Mortgage/Asset-Backed Securities	4.7	—	0.2	—	(2.9)	—	—	2.0
All Other Corporate Bonds	580.0	(1.8)	15.7	19.6	(15.3)	169.3	(209.8)	557.7
Redeemable Preferred Stocks	20.4	—	—	—	—	—	(20.3)	0.1

Total Fixed Maturity Securities	869.4	(2.8)	30.9	34.6	(23.9)	336.8	(426.8)	818.2

Equity Securities	1.5	—	0.1	—	(0.1)	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	18.3	—	—	—	—	—	(99.1)

	Three Months Ended March 31, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$28.0	$—	$0.1	$—	$—	$—	$—	$28.1
Public Utilities	114.5	—	(2.1)	10.0	—	31.4	(59.3)	94.5
Mortgage/Asset-Backed Securities	4.6	—	0.1	—	—	—	—	4.7
All Other Corporate Bonds	590.3	—	9.4	24.0	(2.4)	128.7	(191.8)	558.2
Redeemable Preferred Stocks	8.1	—	2.0	—	—	—	—	10.1

Total Fixed Maturity Securities	745.5	—	9.5	34.0	(2.4)	160.1	(251.1)	695.6

Equity Securities	1.5	(0.3)	—	—	—	0.5	—	1.7
Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	23.6	—	—	—	—	—	(336.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three months ended March 31, 2010 and 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at March 31 were $18.3 million and $23.6 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative associated with a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type as of March 31, 2010 and December 31, 2009 are shown as follows.

	March 31, 2010 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,484.6	$72.4	$55.2	$1,501.8	$—
States, Municipalities, and Political Subdivisions	736.5	23.8	27.1	733.2	—
Foreign Governments	1,271.7	151.4	0.4	1,422.7	—
Public Utilities	8,568.8	589.2	65.8	9,092.2	—
Mortgage/Asset-Backed Securities	3,327.0	333.0	2.2	3,657.8	—
All Other Corporate Bonds	20,836.2	1,697.4	263.5	22,270.1	8.3
Redeemable Preferred Stocks	42.8	0.2	1.7	41.3	—

Total Fixed Maturity Securities	$36,267.6	$2,867.4	$415.9	$38,719.1	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 4 - Investments - Continued

	December 31, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,473.5	$64.0	$64.3	$1,473.2	$—
States, Municipalities, and Political Subdivisions	640.1	19.9	37.1	622.9	—
Foreign Governments	1,357.8	135.0	1.3	1,491.5	—
Public Utilities	8,359.7	531.1	109.1	8,781.7	—
Mortgage/Asset-Backed Securities	3,413.6	313.1	3.6	3,723.1	—
All Other Corporate Bonds	20,617.9	1,538.7	375.5	21,781.1	8.3
Redeemable Preferred Stocks	42.8	0.3	2.2	40.9	—

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$593.1	$37,914.4	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position as of March 31, 2010 and December 31, 2009.

	March 31, 2010 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$120.2	$11.7	$526.3	$43.5
States, Municipalities, and Political Subdivisions	185.9	4.8	135.2	22.3
Foreign Governments	29.6	0.4	—	—
Public Utilities	696.0	18.4	855.5	47.4
Mortgage/Asset-Backed Securities	12.0	0.1	194.3	2.1
All Other Corporate Bonds	1,290.1	36.2	3,129.8	227.3
Redeemable Preferred Stocks	—	—	5.9	1.7

Total Fixed Maturity Securities	$2,333.8	$71.6	$4,847.0	$344.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 4 - Investments - Continued

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

The following is a distribution of the maturity dates for fixed maturity securities as of March 31, 2010 and December 31, 2009. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2010 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position

		Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$619.1	$15.1	$519.7	$0.3	$114.2
Over 1 year through 5 years	4,201.4	306.2	4,010.9	16.9	479.8
Over 5 years through 10 years	9,743.0	722.4	9,007.8	74.0	1,383.6
Over 10 years	18,377.1	1,490.7	14,548.4	322.5	4,996.9

	32,940.6	2,534.4	28,086.8	413.7	6,974.5
Mortgage/Asset-Backed Securities	3,327.0	333.0	3,451.5	2.2	206.3

Total Fixed Maturity Securities	$36,267.6	$2,867.4	$31,538.3	$415.9	$7,180.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 4 - Investments - Continued

	December 31, 2009 (in millions of dollars)
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

At March 31, 2010, the fair value of investment-grade fixed maturity securities was $36,008.8 million, with a gross unrealized gain of $2,760.1 million and a gross unrealized loss of $303.0 million. The gross unrealized loss on investment-grade fixed maturity securities was 72.9 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2010, the fair value of below-investment-grade fixed maturity securities was $2,710.3 million, with a gross unrealized gain of $107.3 million and a gross unrealized loss of $112.9 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 27.1 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2010, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2010, we held 265 individual investment-grade fixed maturity securities and 66 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 165 investment-grade fixed maturity securities and 61 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

March 31, 2010

Note 4 - Investments - Continued

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

March 31, 2010

Note 4 - Investments - Continued

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

The before-tax credit-related portion of other-than-temporary impairments on fixed maturity securities still held for which a portion of the other-than-temporary impairment was recognized in other comprehensive income was $18.3 million as of March 31, 2010. There were no changes during the three months ended March 31, 2010.

Special Purpose Entities

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. At March 31, 2010, we had commitments to fund approximately $1.8 million to the underlying partnerships. These amounts may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the three months ended March 31, 2010 was de minimis. The fair values of the bond, nonredeemable preferred stock, and partnerships were $92.1 million, $0.1 million, and $10.4 million, respectively, as of March 31, 2010. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets.

Commitments

At March 31, 2010, we had commitments of approximately $96.2 million to fund certain of our private placement securities, including the previously disclosed $1.8 million commitment to fund a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer. These amounts may or may not be funded during the term of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 4 - Investments - Continued

Transfers of Financial Assets

To manage our cash position more efficiently, we enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. Our repurchase agreements are typically outstanding for less than 30 days. We post collateral through our repurchase agreement transactions whereby the counterparty commits to purchase securities with the agreement to resell them to us at a later, specified date. The fair value of collateral posted is generally 102 percent of the cash received.

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions. These transactions increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no securities lending transactions or repurchase agreements outstanding at March 31, 2010.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$18.0	$4.0
Gross Losses on Sales	(14.5)	(16.8)
Other-Than-Temporary Impairment Loss	(0.2)	(73.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.0	1.3
Gross Losses on Sales	(0.5)	(0.1)
Impairment Loss	(0.5)	(3.0)
Embedded Derivative in Modified Coinsurance Arrangement	18.3	23.6

Net Realized Investment Gain (Loss)	$25.6	$(64.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Almost all hedging transactions are associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

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

•

Foreign currency interest rate swaps are used to hedge the currency risk of certain foreign currency-denominated long-term bonds owned for portfolio diversification and to hedge the currency risk associated with certain of the interest payments and debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. For hedges of long-term bonds, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For hedges of debt issued, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated interest payments.

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

March 31, 2010

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.3 million at March 31, 2010. We held cash collateral of $34.7 million and $24.9 million from our counterparties as of March 31, 2010 and December 31, 2009, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $157.1 million and $123.1 million at March 31, 2010 and December 31, 2009, respectively.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $172.0 million and $144.6 million at March 31, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2009	$174.0	$661.9	$780.0	$4.8	$1,620.7
Terminations	—	0.1	60.0	1.0	61.1

Balance at March 31, 2010	$174.0	$661.8	$720.0	$3.8	$1,559.6

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at March 31, 2010, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2010	2011	2012	2013	Total
	(in millions of dollars)
Receive Fixed/Pay Variable
Notional Value	$180.0	$205.0	$185.0	$150.0	$720.0
Weighted Average Receive Rate	5.40%	5.87%	6.49%	6.34%	6.01%
Weighted Average Pay Rate	0.29%	0.29%	0.29%	0.29%	0.29%

Cash Flow Hedges

We have executed a series of cash flow hedges for certain of our long-term product portfolios using forward starting interest rate swaps. We plan to terminate these forward interest rate swaps and forward contracts at the time the projected cash flows are used to purchase fixed income securities. As of March 31, 2010 and December 31, 2009, we had $720.0 million and $780.0 million, respectively, notional amount of the forward starting interest rate swaps outstanding under this program.

As of March 31, 2010 and December 31, 2009, we had $665.6 million and $666.7 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign dollar-denominated securities.

For the three months ended March 31, 2010, there was no material ineffectiveness related to our cash flow hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 5 - Derivative Financial Instruments - Continued

As of March 31, 2010, we expect to amortize approximately $28.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of March 31, 2010. Fluctuations in fair values of these derivatives between March 31, 2010 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2010, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2010 and December 31, 2009, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the three months ended March 31, 2010, the $2.3 million gain on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the loss of $2.3 million on the related interest rate swaps. For the three months ended March 31, 2009, the $3.1 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $3.1 million on the related interest rate swaps.

For the three months ended March 31, 2010 and 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets as of March 31, 2010 and December 31, 2009.

	March 31, 2010 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$82.6	Other Liabilities	$19.3
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	152.7

Total		$82.6		$172.0

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$99.1

	December 31, 2009 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$81.1	Other Liabilities	$17.0
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	127.6

Total		$81.1		$144.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$117.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 5 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$12.8	$7.9	(1)	$—
Interest Rate Swaps	—	1.8	(2)	—
Foreign Exchange Contracts	—	(0.6	)(1)	—
Foreign Exchange Contracts	(25.2)	(18.2	)(2)	—
Foreign Exchange Contracts	—	0.6	(3)	—

Total	$(12.4)	$(8.5)		$—

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense

	Three Months Ended March 31, 2009
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$27.0	$5.2	(1)	$—
Interest Rate Swaps	—	2.6	(2)	—
Foreign Exchange Contracts	20.6	13.6	(2)	—

Total	$47.6	$21.4		$—

(1)	Gain recognized in net investment income
(2)	Gain recognized in net realized investment gain (loss)

The following table summarizes the location of and gain on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain (Loss)	$18.3	$23.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$415.6	$438.1
Group Short-term Disability	106.2	107.6
Group Life and Accidental Death & Dismemberment
Group Life	270.1	262.2
Accidental Death & Dismemberment	26.0	25.8
Supplemental and Voluntary
Individual Disability - Recently Issued	118.4	119.9
Long-term Care	149.2	148.0
Voluntary Benefits	130.6	124.7

	1,216.1	1,226.3

Unum UK
Group Long-term Disability	114.2	123.8
Group Life	42.8	31.5
Individual Disability	8.8	7.7

	165.8	163.0

Colonial Life
Accident, Sickness, and Disability	162.8	156.8
Life	43.5	41.2
Cancer and Critical Illness	58.8	55.4

	265.1	253.4

Individual Disability - Closed Block	214.0	229.6

Corporate and Other	2.2	0.5

Total	$1,863.2	$1,872.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended March 31, 2010

Total Premium Income	$1,216.1	$165.8	$265.1	$214.0	$2.2	$1,863.2
Net Investment Income	304.6	39.8	29.9	190.7	48.0	613.0
Other Income	30.5	0.5	0.2	21.5	7.1	59.8

Operating Revenue	$1,551.2	$206.1	$295.2	$426.2	$57.3	$2,536.0

Operating Income (Loss)	$199.2	$60.6	$73.0	$11.7	$(8.9)	$335.6

Three Months Ended March 31, 2009

Total Premium Income	$1,226.3	$163.0	$253.4	$229.6	$0.5	$1,872.8
Net Investment Income	291.3	26.9	27.6	186.4	41.5	573.7
Other Income	31.6	0.6	0.1	26.9	7.8	67.0

Operating Revenue	$1,549.2	$190.5	$281.1	$442.9	$49.8	$2,513.5

Operating Income (Loss)	$183.6	$62.3	$70.9	$11.3	$(12.9)	$315.2

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended March 31
	2010	2009
	(in millions of dollars)
Operating Revenue by Segment	$2,536.0	$2,513.5
Net Realized Investment Gain (Loss)	25.6	(64.6)

Revenue	$2,561.6	$2,448.9

Operating Income by Segment	$335.6	$315.2
Net Realized Investment Gain (Loss)	25.6	(64.6)
Income Tax	131.4	85.7

Net Income	$229.8	$164.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 6 - Segment Information - Continued

Assets by segment are as follows:

	March 31 2010	December 31 2009
	(in millions of dollars)
Unum US	$23,729.1	$23,339.9
Unum UK	3,135.0	3,280.7
Colonial Life	2,861.7	2,805.7
Individual Disability - Closed Block	15,337.0	15,238.8
Corporate and Other	9,934.4	9,811.9

Total	$54,997.2	$54,477.0

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended March 31
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$9.1	$7.4	$1.3	$1.2	$0.6	$0.7
Interest Cost	17.8	16.0	2.4	2.0	2.7	2.8
Expected Return on Plan Assets	(17.6)	(13.2)	(2.7)	(2.1)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	7.4	10.3	0.6	0.5	—	—
Prior Service Credit	(0.1)	(0.1)	—	—	(0.6)	(0.7)

Net Periodic Benefit Cost	$16.6	$20.4	$1.6	$1.6	$2.5	$2.7

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2010, but we elected to make $67.0 million of voluntary contributions during the three months ended March 31, 2010. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.3 million, or approximately £0.8 million, during the three months ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2010	2009
	(in millions of dollars, except share data)
Numerator
Net Income	$229.8	$164.9

Denominator (000s)
Weighted Average Common Shares - Basic	332,270.2	330,804.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,254.5	159.7

Weighted Average Common Shares - Assuming Dilution	333,524.7	330,964.5

Net Income Per Common Share
Basic	$0.69	$0.50
Assuming Dilution	$0.69	$0.50

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

The outstanding stock options have exercise prices ranging from $11.37 to $32.08, the nonvested stock awards have grant prices ranging from $10.59 to $25.00, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 3.7 million and 8.9 million shares of common stock for the three month periods ended March 31, 2010 and 2009, respectively.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

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

On August 27, 2008, the parties entered into a stipulation of settlement to resolve the litigation. Under the terms of the settlement, which was subject to approval of the court, we agreed to implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court. In January 2010, the court approved this settlement and awarded to the plaintiffs attorneys’ fees in an amount that was not material to our operating results. We have filed an appeal with the Sixth Circuit Court of Appeals regarding the attorneys’ fees award.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

On June 13, 2005, following a trial in the U.S. District Court of Nevada in the matter of G. Clinton Merrick vs. UnumProvident Corporation, Paul Revere Life Insurance Company, et al., judgment was entered in plaintiff’s favor on his breach of contract and bad faith claims, and the plaintiff was awarded contract, emotional distress, and punitive damages, as well as attorneys’ fees. We appealed that judgment. The Ninth Circuit Court of Appeals reversed that portion of the judgment that awarded attorneys’ fees and punitive damages award and remanded for a new trial on the issue of punitive damages that should be awarded, if any. We thereafter paid the portion of the verdict that had been upheld and proceeded to a second trial on the limited issue of the amount of punitive damages to be awarded against Unum Group and one of our insurance subsidiaries, if any. A second jury verdict was entered on July 3, 2008, in the amount of $24.0 million as to one of our insurance subsidiaries and $36.0 million as to Unum Group. Following post trial motions, the trial court affirmed the judgment as to our insurance subsidiary and reduced the judgment as to Unum Group to $26.4 million. We had appealed the decision of the trial court to the court of appeals and had established an accrual in an amount that was not material to our operating results. The parties reached a settlement of this matter on April 29, 2010.

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

Broker Compensation, Quoting Process, and Other Matters

Examinations and Investigations

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. We are currently in discussions with the regulators about certain issues raised by their investigation. This investigation commenced in 2005, and, until this most recent contact, we had received no communications from the regulators regarding this matter since December 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

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

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case was remanded to the District Court. On August 19, 2009, the District Court denied plaintiffs’ motion for class certification under Federal Rules of Civil Procedure Rule 23(b)(2). Plaintiffs filed a motion for leave to file an amended complaint and to file a renewed motion for class certification under Rules of Civil Procedure Rule 23(b)(3). On December 16, 2009, the court denied plaintiffs’ motion. During the first quarter of 2010, the parties reached a tentative settlement of this matter. The settlement agreement, which would require payment of an amount immaterial to our operating results, is subject to notice to the settlement class and District Court approval following a fairness hearing. An estimate of the liability to resolve this matter has been established.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

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

Note 10 - Other

Debt

During the three months ended March 31, 2010, we made principal payments of $20.8 million and $2.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

Income Tax

At March 31, 2010, we had a liability of $145.4 million for unrecognized tax benefits, $130.2 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income was $1.2 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

During 2009, we had a conference with the Internal Revenue Service (IRS) with respect to our appeal of audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period. As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 to $40.0 million. We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2010

Note 10 - Other - Continued

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the three months ended March 31, 2010 includes a non-cash tax charge of $10.2 million to reflect the impact of the tax law change.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2010, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income (loss) for the year then ended not presented herein and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 5, 2010

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

We are an industry leader, and we believe that we are well-positioned in our sector. Due to the nature of our business, however, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed in our 2009 annual report on Form 10-K may cause our results to differ materially from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe that we can meet the challenges presented by the current economic environment.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2009.

Executive Summary

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

A discussion of our operating performance and capital management follows.

Operating Performance and Capital Management

Our Unum US segment reported an increase in segment operating income of 8.5 percent in the first quarter of 2010 compared to the same period last year, with the risk experience across our product lines remaining generally stable. The benefit ratio for Unum US was 78.3 percent for the first quarter of 2010 compared to 79.3 percent in the prior year’s first quarter, with group disability reporting a benefit ratio of 84.2 percent in the first quarter of 2010 compared to 88.0 percent in the comparable period last year. Unum US premium income decreased slightly in the first quarter of 2010 compared to the first quarter of 2009. Similar to 2009, the ongoing high levels of unemployment and the competitive environment continue to pressure our sales and premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting this unfavorable impact on premium growth was higher persistency. Unum US sales, which were also negatively impacted by the economy and the competitive environment, decreased 9.2 percent in the first quarter of 2010 compared to the same period last year. The comparison to the first quarter of 2009 is challenging as last year’s first quarter sales results were unusually high in our group core market and in the voluntary market, due in part to the disruption in the marketplace that provided opportunities for us in these two markets. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported a sales decrease of 5.3 percent in the first quarter of 2010 relative to the same period last year, with growth in group life more than offset by a sales decline in group disability. Consistent with the core market sales decline, the number of new accounts added in our core market segment was 23 percent lower than the number of new accounts added in last year’s first quarter. Sales in the group large case market segment decreased 20.6 percent compared to the first quarter of 2009, with declines in both group disability and group life. Sales of voluntary benefits increased 1.4 percent, and the number of new accounts increased 10.6 percent compared to the first quarter of 2009. Sales from other product lines reported as supplemental and voluntary decreased in the first quarter of 2010 relative to the prior year’s first quarter.

Our Unum UK segment reported a decrease in segment operating income of 10.4 percent in the first quarter of 2010, as measured in Unum UK’s local currency, relative to the first quarter of last year. The decrease was driven by unfavorable risk results and a 6.5 percent decline in premium income. The decline in premium income resulted primarily from the competitive U.K. market and lower premium growth from existing customers. The benefit ratio for Unum UK was 63.1 percent in the first quarter of 2010 compared to 53.3 percent in the first quarter of 2009, driven by lower premium income and unfavorable claim experience in the dependent life block of group life business. Overall sales in Unum UK increased 13.2 percent compared to the prior year’s first quarter, led by growth in group life in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. Persistency generally improved over the levels of last year.

Our Colonial Life segment reported an increase in segment operating income of 3.0 percent in the first quarter of 2010 relative to the first quarter of 2009, with premium growth of 4.6 percent. Risk results were generally in line with our expectations, with a benefit ratio of 47.1 percent in the first quarter of 2010 compared to 46.3 percent in the first quarter of 2009. Colonial Life’s sales increased 8.4 percent relative to last year’s first quarter, with a 16.3 percent increase in new account sales and a 4.4 percent increase in existing account sales. The largest sales growth by market segment was in the commercial market segment with fewer than 1,000 lives, with growth of 9.9 percent. The number of new accounts and new contracts both increased relative to the first quarter of 2009, while the average new case size declined. Persistency remains strong and is consistent with prior periods.

Our investment portfolio continues to perform well, with a 6.9 percent increase in net investment income relative to the first quarter of 2009. The net unrealized gain on our fixed maturity securities was $2.5 billion at the end of the first quarter of 2010, compared to a gain of $2.0 billion at year end 2009 and a loss of $2.5 billion at the end of the first quarter of 2009.

We believe our capital and financial position are very strong. At the end of the first quarter of 2010, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 397 percent, compared to 382 percent at the end of 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 20.0 percent at March 31, 2010 compared to 20.5 percent at December 31, 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.1 percent at March 31, 2010 compared to 24.8 percent at December 31, 2009. The cash and marketable securities at our holding companies equaled approximately $775 million at the end of the first quarter of 2010, compared to $915 million at the end of 2009.

In spite of the current economic environment, we continue to make steady and disciplined progress, executing on our business plans and strengthening our financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

Further discussion is included in “Segment Results,” “Investments,” and “Liquidity and Capital Resources” contained in this Item 2.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2010.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31
	2010	% Change	2009
Revenue
Premium Income	$1,863.2	(0.5)%	$1,872.8
Net Investment Income	613.0	6.9	573.7
Net Realized Investment Gain (Loss)	25.6	139.6	(64.6)
Other Income	59.8	(10.7)	67.0

Total	2,561.6	4.6	2,448.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,568.9	(0.4)	1,575.7
Commissions	218.3	1.0	216.2
Interest and Debt Expense	33.4	2.5	32.6
Deferral of Acquisition Costs	(154.9)	0.8	(153.6)
Amortization of Deferred Acquisition Costs	141.2	7.1	131.8
Compensation Expense	197.3	3.8	190.1
Other Expenses	196.2	(4.5)	205.5

Total	2,200.4	0.1	2,198.3

Income Before Income Tax	361.2	44.1	250.6
Income Tax	131.4	53.3	85.7

Net Income	$229.8	39.4	$164.9

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was higher for the first quarter of 2010 relative to 2009, at 1.562 and 1.439, respectively. If the 2010 results for our U.K. operations had been translated using the exchange rate for the first quarter of 2009, our operating revenue and operating income by segment would have been lower by approximately $16.5 million and $4.9 million, respectively, for the first quarter of 2010. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the first quarter of 2010 includes premium growth, relative to the prior year first quarter, for our Unum US group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Colonial Life. Our Unum US group disability line of business experienced a decline in premium income relative to the prior year due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Unum UK premium income, in local currency, also declined during the first quarter of 2010 relative to the first quarter of 2009 due primarily to lower premium growth from existing customers, similar to Unum US. Premium income in the Individual Disability – Closed Block segment, which is a closed block of business, continues its expected decline.

Net investment income was higher in the first quarter of 2010 relative to the prior year first quarter due to continued growth in the level of invested assets, higher bond call premiums, an increase in our earned yield, and a favorable foreign exchange rate. We recognized in earnings a net realized investment gain of $25.6 million in the first quarter of 2010 compared to a loss of $64.6 million in the first quarter of 2009. During the first quarter of 2010 and 2009, we recognized other-than-temporary impairment losses of $0.2 million and $73.6 million, respectively, related to fixed maturity securities, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the first quarter of 2010, changes in the fair value of this embedded derivative resulted in a realized gain of $18.3 million compared to a gain of $23.6 million in the first quarter of 2009. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

Other income includes fees for administrative services only (ASO) products, which are products where the risk and responsibility for funding claim payments remain with the customer and we only provide services. ASO fees declined 11.1 percent in the first quarter of 2010 relative to the prior year’s first quarter.

The benefit ratio was 84.2 percent in the first quarter of 2010 compared to 84.1 percent in the first quarter of 2009, with improved risk results in Unum US and higher benefit ratios in Unum UK and Colonial Life. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense for the first quarter of 2010 was higher than the prior year’s first quarter due to higher levels of outstanding debt, partially offset by lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs in the first quarter of 2010 was generally consistent with the prior year, with continued growth in certain of our product lines and the associated increase in deferrable expenses offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs was higher in the first quarter of 2010 relative to the first quarter of 2009 due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency for certain issue years in the Unum US supplemental and voluntary lines. Although the rate of persistency for the overall block of business within each of the supplemental and voluntary lines was generally consistent with last year, the persistency for certain individual issue years was less than expected and required additional amortization of deferred acquisition costs.

Other expenses decreased slightly relative to the first quarter of 2009, primarily due to a decline in our pension costs.

In March 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the first quarter of 2010 includes a non-cash tax charge of $10.2 million to reflect the impact of the tax law change.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended March 31
	2010	% Change	2009
Unum US
Fully Insured Products	$163.7	(9.2)%	$180.3
Administrative Services Only (ASO) Products	0.6	(14.3)	0.7

Total Unum US	164.3	(9.2)	181.0

Unum UK	24.2	23.5	19.6

Colonial Life	73.3	8.4	67.6

Individual Disability - Closed Block	0.2	(50.0)	0.4

Consolidated	$262.0	(2.5)	$268.6

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

Premiums for fully insured products are reported as premium income. Fees for ASO products are included in other income. Sales, persistency of the existing block of business, and the effectiveness of a renewal program are indicators of growth in premium and fee income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.

We have experienced lower sales growth during both 2010 and 2009, particularly in the expansion of sales to existing accounts, which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.

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

These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income (loss) before income tax as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses. We measure segment performance excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Three Months Ended March 31
	2010	2009
Operating Revenue by Segment	$2,536.0	$2,513.5
Net Realized Investment Gain (Loss)	25.6	(64.6)

Revenue	$2,561.6	$2,448.9

Operating Income by Segment	$335.6	$315.2
Net Realized Investment Gain (Loss)	25.6	(64.6)
Income Tax	131.4	85.7

Net Income	$229.8	$164.9

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

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income	$1,216.1	(0.8)%	$1,226.3
Net Investment Income	304.6	4.6	291.3
Other Income	30.5	(3.5)	31.6

Total	1,551.2	0.1	1,549.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	952.6	(2.1)	972.6
Commissions	136.2	0.3	135.8
Interest and Debt Expense	0.3	(62.5)	0.8
Deferral of Acquisition Costs	(87.9)	(2.5)	(90.2)
Amortization of Deferred Acquisition Costs	86.6	9.9	78.8
Other Expenses	264.2	(1.3)	267.8

Total	1,352.0	(1.0)	1,365.6

Operating Income Before Income Tax and Net
Realized Investment Gains and Losses	$199.2	8.5	$183.6

Operating Ratios (% of Premium Income):
Benefit Ratio	78.3%		79.3%
Other Expense Ratio	21.7%		21.8%
Before-tax Operating Income Ratio	16.4%		15.0%

Unum US Sales

(in millions of dollars)
	Three Months Ended March 31
	2010	% Change	2009
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$27.6	(12.9)%	$31.7
Group Short-term Disability	14.3	(10.1)	15.9
Group Life	28.5	(10.4)	31.8
AD&D	3.5	20.7	2.9

Subtotal	73.9	(10.2)	82.3

Supplemental and Voluntary
Individual Disability - Recently Issued	9.6	(38.9)	15.7
Group Long-term Care	5.4	(22.9)	7.0
Individual Long-term Care	—	(100.0)	1.5
Voluntary Benefits	74.8	1.4	73.8

Subtotal	89.8	(8.4)	98.0

Total Fully Insured Products	163.7	(9.2)	180.3

ASO Products	0.6	(14.3)	0.7

Total Sales	$164.3	(9.2)	$181.0

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$53.1	(5.3)%	$56.1
Large Case Market	20.8	(20.6)	26.2

Subtotal	73.9	(10.2)	82.3

Supplemental and Voluntary	89.8	(8.4)	98.0

Total Fully Insured Products	163.7	(9.2)	180.3

ASO Products	0.6	(14.3)	0.7

Total Sales	$164.3	(9.2)	$181.0

Unum US sales, which were negatively impacted by the current economic conditions and the competitive environment, decreased 9.2 percent in the first quarter of 2010 compared to the same period last year. The comparison to the first quarter of 2009 is challenging as last year’s first quarter sales results were unusually high in our group core market and in the voluntary market, due in part to the disruption in the marketplace that provided opportunities for us in these two markets. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, decreased 5.3 percent over the first quarter of 2009, with lower group long-term and short-term disability sales partially offset by an increase in group life sales. The number of new accounts added in our core market segment was 22.6 percent lower than the number of new accounts added in the first quarter of 2009. Sales in the group large case market segment decreased 20.6 percent compared to the first quarter of 2009. Our sales mix is approximately 72 percent core market and 28 percent large case market, with a targeted market distribution mix of 60 percent core/40 percent large case.

Sales of voluntary benefits increased 1.4 percent, and the number of new accounts increased 10.6 percent compared to the first quarter of 2009. Sales for our individual disability line of business, primarily in the multi-life market, decreased 38.9 percent in the first quarter of 2010 compared to the same period of 2009, and sales of group long-term care decreased 22.9 percent. We discontinued selling individual long-term care during 2009.

We intend to continue our focus on our group core market segment and the voluntary products market, maintaining our ongoing strategy for pricing, renewals, business mix, and risk selection. We will also seek disciplined growth in our group large case, individual disability, and group long-term care markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$415.6	(5.1)%	$438.1
Group Short-term Disability	106.2	(1.3)	107.6

Total Premium Income	521.8	(4.4)	545.7
Net Investment Income	151.3	(3.3)	156.5
Other Income	21.7	(7.3)	23.4

Total	694.8	(4.2)	725.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	439.3	(8.6)	480.4
Commissions	41.1	(2.4)	42.1
Interest and Debt Expense	0.3	(62.5)	0.8
Deferral of Acquisition Costs	(16.0)	1.3	(15.8)
Amortization of Deferred Acquisition Costs	16.4	(3.0)	16.9
Other Expenses	137.9	(3.9)	143.5

Total	619.0	(7.3)	667.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$75.8	31.4	$57.7

Operating Ratios (% of Premium Income):
Benefit Ratio	84.2%		88.0%
Other Expense Ratio	26.4%		26.3%
Before-tax Operating Income Ratio	14.5%		10.6%

Premium Persistency:
Group Long-term Disability	90.0%		87.3%
Group Short-term Disability	89.4%		88.5%

Case Persistency:
Group Long-term Disability	88.6%		87.3%
Group Short-term Disability	87.6%		86.4%

Group disability premium income decreased in the first quarter of 2010 compared to the first quarter of 2009, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term and short-term disability compared to the first quarter of 2009. Net investment income was lower in the first quarter of 2010 relative to the first quarter of 2009 due primarily to a decrease in the level of assets supporting this line of business, partially offset by an increase in bond call premiums. Other income includes ASO fees of $14.3 million and $16.1 million for the first quarter of 2010 and 2009, respectively.

The benefit ratio for the first quarter of 2010 was lower than the benefit ratio for the same period of 2009 due primarily to a higher rate of claim recoveries for group long-term disability, offset partially by an increase in paid claim incidence rates for group long-term and short-term disability.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in the first quarter of 2010 relative to the same period of 2009 due to a decrease in the floating rate of interest and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral and amortization of acquisition costs in the first quarter of 2010 were generally consistent with the first quarter of 2009. The other expense ratio remained relatively constant in the first quarter of 2010 relative to the first quarter of 2009, despite the decline in premium income, due to our continued focus on expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Group Life	$270.1	3.0%	$262.2
Accidental Death & Dismemberment	26.0	0.8	25.8

Total Premium Income	296.1	2.8	288.0
Net Investment Income	31.8	2.6	31.0
Other Income	0.6	20.0	0.5

Total	328.5	2.8	319.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	206.5	2.7	201.1
Commissions	22.3	4.2	21.4
Deferral of Acquisition Costs	(12.8)	7.6	(11.9)
Amortization of Deferred Acquisition Costs	12.0	3.4	11.6
Other Expenses	49.3	0.6	49.0

Total	277.3	2.2	271.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$51.2	6.0	$48.3

Operating Ratios (% of Premium Income):
Benefit Ratio	69.7%		69.8%
Other Expense Ratio	16.6%		17.0%
Before-tax Operating Income Ratio	17.3%		16.8%

Premium Persistency:
Group Life	92.3%		86.2%
Accidental Death & Dismemberment	90.9%		87.7%

Case Persistency:
Group Life	88.3%		87.5%
Accidental Death & Dismemberment	88.6%		87.4%

Premium income for group life and accidental death and dismemberment increased in the first quarter of 2010 relative to the same period of 2009, due primarily to favorable premium persistency and case persistency. Premium persistency for the group life product line increased in both the core and large case market segments. Net investment income was higher in the first quarter of 2010 relative to the same period of 2009 due primarily to an increase in the level of assets supporting this line of business.

The benefit ratio in the first quarter of 2010 was consistent with the same period of 2009, with consistent risk experience in group life and a slightly lower benefit ratio for accidental death and dismemberment due to lower paid claim incidence rates.

The deferral of acquisition costs increased in the first quarter of 2010 compared to the same period of 2009 due primarily to an increase in the level of deferrable expenses resulting from increased sales in the core market segment. Amortization of deferred acquisition costs in the first quarter of 2010 was generally consistent with the same period of 2009.

The other expense ratio decreased in the first quarter of 2010 in comparison to the same period of 2009 due to a consistent level of expenses and an increase in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.4	(1.3)%	$119.9
Long-term Care	149.2	0.8	148.0
Voluntary Benefits	130.6	4.7	124.7

Total Premium Income	398.2	1.4	392.6
Net Investment Income	121.5	17.1	103.8
Other Income	8.2	6.5	7.7

Total	527.9	4.7	504.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	306.8	5.4	291.1
Commissions	72.8	0.7	72.3
Deferral of Acquisition Costs	(59.1)	(5.4)	(62.5)
Amortization of Deferred Acquisition Costs	58.2	15.7	50.3
Other Expenses	77.0	2.3	75.3

Total	455.7	6.8	426.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$72.2	(7.0)	$77.6

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	50.5%		52.2%
Long-term Care	116.8%		107.4%
Voluntary Benefits	55.7%		55.8%
Other Expense Ratio	19.3%		19.2%
Before-tax Operating Income Ratio	18.1%		19.8%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	30.7%		34.3%
Long-term Care	78.5%		74.2%

Premium Persistency:
Individual Disability - Recently Issued	89.8%		90.4%
Long-term Care	95.4%		95.0%
Voluntary Benefits	80.0%		79.9%

Premium income increased in the first quarter of 2010 relative to the same period of 2009 due primarily to sales growth in the voluntary benefits product line and consistent levels of premium persistency for all of the product lines. Net investment income increased relative to the prior year period due primarily to growth in the level of assets supporting these lines of business and an increase in our earned yield.

The interest adjusted loss ratio for the individual disability – recently issued line of business declined in the first quarter of 2010 relative to the same period of 2009 due primarily to a higher average size of claim recoveries. The interest adjusted loss ratio for long-term care increased in the first quarter of 2010 relative to the first quarter of 2009 due primarily to higher paid benefits and an increase in the active life reserve. The benefit ratio for voluntary benefits in the first quarter of 2010 remained relatively consistent with the first quarter of 2009.

The deferral of acquisition costs decreased in the first quarter of 2010 as compared to the first quarter of 2009 due to the decrease in acquisition-related expenses resulting from lower sales. The amortization of deferred acquisition costs was higher in the first quarter of 2010 relative to the same period last year due to an acceleration of amortization resulting from lower persistency for certain issue years in certain of the product lines.

The other expense ratio remained relatively consistent in the first quarter of 2010 compared to the first quarter of 2009, with increased premium income offset by an increase in other expenses.

Segment Outlook

During the first quarter of 2010, we continued to experience an unfavorable impact on premium and sales growth, particularly growth in existing customer accounts, which we attribute to the current economic environment. Partially offsetting this unfavorable impact on premiums was higher than expected premium and case persistency in our group lines of business. We believe this is temporary in nature and that persistency will return to historical levels in 2011. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income during the remainder of 2010 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We experienced slightly elevated levels of disability claims incidence in the first quarter of 2010, although at levels below the second half of 2009. However, we are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly.

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

During the remainder of 2010, we will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We believe we are well-positioned strategically in our markets and that opportunities for growth exist in our group core market segment and in the voluntary markets. We will continue to manage our value businesses, which we define as the group large case market, individual disability, and long-term care product lines, in a disciplined manner for market growth and profitability. While the current economic conditions have impacted our ability to grow premium income, we expect to achieve a slight increase in premium income for 2010. We anticipate that the benefit ratio in our group disability product line will begin to level out during the remainder of 2010. We think future margin improvement is achievable, although at a slower rate of growth than was achieved for 2009, driven primarily by our ongoing product mix shift and the growth of our voluntary benefits product line.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$114.2	(7.8)%	$123.8
Group Life	42.8	35.9	31.5
Individual Disability	8.8	14.3	7.7

Total Premium Income	165.8	1.7	163.0
Net Investment Income	39.8	48.0	26.9
Other Income	0.5	(16.7)	0.6

Total	206.1	8.2	190.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	104.6	20.5	86.8
Commissions	10.3	(2.8)	10.6
Deferral of Acquisition Costs	(6.6)	8.2	(6.1)
Amortization of Deferred Acquisition Costs	6.8	(4.2)	7.1
Other Expenses	30.4	2.0	29.8

Total	145.5	13.5	128.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$60.6	(2.7)	$62.3

Operating Ratios (% of Premium Income):
Benefit Ratio	63.1%		53.3%
Other Expense Ratio	18.3%		18.3%
Before-tax Operating Income Ratio	36.6%		38.2%

Persistency:
Group Long-term Disability	90.6%		90.8%
Group Life	94.7%		74.5%
Individual Disability	89.0%		86.7%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, as occurred in the first quarter of 2010, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	£73.1	(15.2)%	£86.2
Group Life	27.4	25.1	21.9
Individual Disability	5.6	3.7	5.4

Total Premium Income	106.1	(6.5)	113.5
Net Investment Income	25.4	35.8	18.7
Other Income	0.4	—	0.4

Total	131.9	(0.5)	132.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	66.9	10.8	60.4
Commissions	6.6	(9.6)	7.3
Deferral of Acquisition Costs	(4.2)	—	(4.2)
Amortization of Deferred Acquisition Costs	4.3	(12.2)	4.9
Other Expenses	19.5	(6.7)	20.9

Total	93.1	4.3	89.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£38.8	(10.4)	£43.3

Weighted Average Pound/Dollar
Exchange Rate	1.562		1.439

Premium income declined in the first quarter of 2010 relative to the same period of 2009 due to lower premium growth from existing customers and a decline in the in-force block of group long-term disability business resulting from lower sales. The decline in group long-term disability premium income was partially offset by increased premium income for group life due to higher sales and improved persistency.

Net investment income increased in the first quarter of 2010 relative to the same period of 2009 due primarily to an increase in inflation which increased the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was generally offset by an increase in the reserves for future claims payments related to the inflation index-linked group policies.

The benefit ratio increased in the first quarter of 2010 relative to the same period last year, due primarily to an increase in claim size for the dependent life block of group life business, the impact of higher inflation on claim reserves associated with group policies containing an inflation-linked benefit increase feature as discussed above, a slight increase in claim incidence for group long-term disability, and a decrease in premium income.

The deferral of acquisition costs in the first quarter of 2010 remained constant in comparison to the first quarter of 2009 due to a higher level of deferrable expenses resulting from increased sales offset by a lower level of deferrable expenses resulting from the reduction in the overall expense level. The decrease in amortization of deferred acquisition costs in the first quarter of 2010 relative to the same period of 2009 is due primarily to a decrease in amortization related to internal replacement transactions.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended March 31
	2010	% Change	2009
Group Long-term Disability	$12.2	(25.2)%	$16.3
Group Life	10.9	N.M.	2.1
Individual Disability	1.1	(8.3)	1.2

Total Sales	$24.2	23.5	$19.6

Group Long-term Disability	£7.8	(31.0)%	£11.3
Group Life	6.9	N.M.	1.5
Individual Disability	0.7	(12.5)	0.8

Total Sales	£15.4	13.2	£13.6

N.M. = not a meaningful percentage

Sales in Unum UK increased in the first quarter of 2010 compared to the same period of 2009. The sales growth in group life was attributable to sales growth in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. We also experienced slightly higher sales to existing customers in the group life line of business. The decrease in sales in the group long-term disability line of business was attributable to a decline in sales in the large case market as well a decline in sales to existing customers, partially offset by increased core market sales.

Segment Outlook

During the first quarter of 2010, we experienced an unfavorable impact on premium growth and sales to existing customers, and we expect this may continue in the near term if current economic conditions persist. Our sales and premium growth could also be further impacted by a prolonged competitive pricing environment in the U.K. Similar to the Unum US, we experienced slightly elevated levels of disability claim incidence in the first quarter of 2010, but we are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

During the remainder of 2010, we will continue our commitment to our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong leadership position in the U.K. during 2010. In the current competitive market and economic environment, we continue to have a cautious outlook for premium growth, but we are optimistic that we will return to levels of premium growth during the latter half of 2010 through continued favorable persistency and increased sales to existing and new customers. Due to the disciplined cost management process we have implemented, we intend to continue to align our operating expenses with premium growth through the implementation of expense efficiencies. During the remainder of 2010, we expect our margins to continue at or near the favorable level maintained during 2009.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$162.8	3.8%	$156.8
Life	43.5	5.6	41.2
Cancer and Critical Illness	58.8	6.1	55.4

Total Premium Income	265.1	4.6	253.4
Net Investment Income	29.9	8.3	27.6
Other Income	0.2	100.0	0.1

Total	295.2	5.0	281.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	124.8	6.4	117.3
Commissions	57.7	6.3	54.3
Deferral of Acquisition Costs	(60.4)	5.4	(57.3)
Amortization of Deferred Acquisition Costs	47.8	4.1	45.9
Other Expenses	52.3	4.6	50.0

Total	222.2	5.7	210.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$73.0	3.0	$70.9

Operating Ratios (% of Premium Income):
Benefit Ratio	47.1%		46.3%
Other Expense Ratio	19.7%		19.7%
Before-tax Operating Income Ratio	27.5%		28.0%

Persistency:
Accident, Sickness, and Disability	76.2%		74.1%
Life	85.0%		84.9%
Cancer and Critical Illness	84.6%		83.4%

Premium income increased in the first quarter of 2010 relative to the same period of 2009 due primarily to increased sales and favorable persistency. Net investment income increased in the first quarter of 2010 in comparison to the same period of 2009 due to growth in the level of assets, an increase in income from partnership investments and mortgage loan fees, and a higher earned yield.

The benefit ratio increased in the first quarter of 2010 relative to the first quarter of 2009, with a higher benefit ratio in the accident, sickness, and disability line partially offset by lower benefit ratios in the cancer and critical illness and life lines of business. The increase in the accident, sickness, and disability benefit ratio results from an increase in the active life reserve as well as a slightly higher level of claim incidence. The decrease in the benefit ratio for the cancer and critical illness product line is due primarily to a lower level of claim incidence and a lower average claim size, while the life benefit ratio decrease is due primarily to a lower level of claim incidence.

Commissions and the deferral of acquisition costs increased in the first quarter of 2010 compared to the same period of 2009 due primarily to increased sales. The amortization of deferred acquisition costs was higher relative to the first quarter of 2009 due to the continued increase in the level of deferred acquisition costs as well as the fluctuation in amortization related to certain of our interest-sensitive policies.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2010	% Change	2009
Accident, Sickness, and Disability	$48.7	9.7%	$44.4
Life	14.3	10.0	13.0
Cancer and Critical Illness	10.3	1.0	10.2

Total Sales	$73.3	8.4	$67.6

Colonial Life’s sales in the first quarter of 2010 increased 8.4 percent relative to the first quarter of 2009, with 16.3 percent growth in new account sales and 4.4 percent growth in existing account sales. We experienced sales growth of 9.7 percent in the commercial market and 3.1 percent in the public sector market. Sales increased 9.9 percent in the commercial core market segment, which we now define as accounts with fewer than 1,000 lives, and 8.6 percent in the commercial market segment with 1,000 lives or more. The number of new accounts in the first quarter of 2010 increased over 30 percent relative to the same period of 2009, while the average new case size declined.

Segment Outlook

We were pleased with our sales results and new account growth in the first quarter of 2010. Premium growth, however, was modest due to sluggish sales growth in our most recent prior quarters. While we are encouraged by the first quarter of 2010 sales results, slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first quarter of 2010, we experienced a slight increase in claim incidence levels in the accident, sickness, and disability line. However, there was not a concentration in any particular market sector. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

Given the general stability and consistency of our risk results, we intend to continue to concentrate on developing our agency distribution system and implementing marketing strategies to accelerate sales growth. We believe our value proposition, through which we serve as benefits counselors for employers and employees and as a single source for benefits communication, voluntary insurance products, and enrollment services, is well positioned for changes in the voluntary market. Our growth strategy for the remainder of 2010 will focus on (i) distribution expansion and effectiveness, (ii) benefits communication, primarily through one-to-one enrollment, (iii) targeted marketing programs to accelerate new account growth and better penetrate existing accounts, and (iv) balanced growth in our market segments.

During the remainder of 2010, we will continue with our commitment to fostering our risk management culture while we seek to further expand our market opportunities. While we expect premium growth to be modest in the near term, strong profit margins are expected to continue. We believe premium growth will reaccelerate as the economy improves and employment growth resumes.

Individual Disability – Closed Block Segment

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income	$214.0	(6.8)%	$229.6
Net Investment Income	190.7	2.3	186.4
Other Income	21.5	(20.1)	26.9

Total	426.2	(3.8)	442.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	364.6	(3.1)	376.2
Commissions	13.7	(10.5)	15.3
Interest and Debt Expense	2.8	(51.7)	5.8
Other Expenses	33.4	(2.6)	34.3

Total	414.5	(4.0)	431.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$11.7	3.5	$11.3

Interest Adjusted Loss Ratio	84.5%		81.2%

Operating Ratios (% of Premium Income):
Other Expense Ratio	15.6%		14.9%
Before-tax Operating Income Ratio	5.5%		4.9%

Premium Persistency	93.3%		93.7%

The decrease in premium income for the first quarter of 2010 relative to the same period of 2009 is due to the expected run-off of this block of closed business due to lower persistency and policy maturities. Net investment income increased in the first quarter of 2010 relative to the same period of 2009 due to higher bond call premiums in the first quarter of 2010 and an increase in prepayment income on mortgage-backed securities, partially offset by lower interest rates on floating rate assets, a lower level of assets supporting this closed block of business, and a lower earned yield.

Other income decreased in the first quarter of 2010 relative to the prior year due to less favorable results from certain blocks of reinsured business, including less favorable investment results from portfolios held by those ceding companies to support the blocks we have reinsured.

The interest adjusted loss ratio for the first quarter of 2010 increased relative to the same period of 2009 due to lower claim recoveries and higher claim incidence rates. Interest and debt expense decreased from the prior year due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

The other expense ratio increased in the first quarter of 2010 when compared to the same period of 2009 due primarily to the decline in premium income.

Segment Outlook

We expect that this segment may experience volatility in net investment income due to the variability in interest rates on floating rate assets and also due to volatility of bond call premiums relative to historical levels. A portion of the volatility in interest income will be offset by commensurate changes in the interest expense on our floating rate debt.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2010	% Change	2009
Operating Revenue
Premium Income	$2.2	N.M. %	$0.5
Net Investment Income	48.0	15.7	41.5
Other Income	7.1	(9.0)	7.8

Total	57.3	15.1	49.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	22.3	(2.2)	22.8
Commissions	0.4	100.0	0.2
Interest and Debt Expense	30.3	16.5	26.0
Other Expenses	13.2	(3.6)	13.7

Total	66.2	5.6	62.7

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(8.9)	31.0	$(12.9)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $23.7 million in the first quarter of 2010 compared to $17.8 million in the same period of 2009. Operating losses were $17.1 million in the first quarter of 2010 compared to $21.6 million in the same period of 2009.

The increase in operating revenue in the first quarter of 2010 compared to the first quarter of 2009 is due primarily to an increase in net investment income. Net investment income increased due to higher asset levels and an increase in the earned yield.

Interest and debt expense increased in the first quarter of 2010 compared to the same period of 2009 due primarily to the September 2009 issuance of $350.0 million of 7.125% senior notes, partially offset by the repayment of $108.2 million of 5.859% senior notes in May 2009.

Other expenses were $10.5 million in the first quarter of 2010 compared to $13.4 million in the same period of 2009. The decrease in other expenses is due primarily to lower pension costs.

Insurance Product Results

Operating revenue for our insurance products was $33.6 million in the first quarter of 2010 compared to $32.0 million in the same period of 2009, with premium income higher in the first quarter of 2010 due to a refund of premium from the reinsurance pools. These closed lines of business had operating income of $8.2 million in the first quarter of 2010 compared to $8.7 million in the first quarter of 2009, with higher expenses in the first quarter of 2010 relative to the first quarter of 2009 more than offsetting the increase in premium income.

Segment Outlook

The general economic outlook for corporate bond defaults has improved related to recent quarters. However, as part of our risk management program, we have tested whether our capital plans have sufficient cushion to absorb possible losses. We believe we are well-positioned due to the strong capital position at our insurance subsidiaries and holding companies, as well as our on-going capital generation. During the remainder of 2010, we will continue our disciplined approach to risk management.

Interest and debt expense will be higher in 2010 as compared to 2009 due to the issuance of debt in September 2009. We expect that 2010 pension costs will be approximately $15.0 million lower than the level of 2009.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments between our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to limit the risk of disadvantageous outcomes. This analysis is a precursor to our activities in derivative financial instruments, which are used to hedge interest rate risk and to manage duration match. We do not use derivatives for speculative purposes.

Our investment portfolio is well diversified by type of investment and industry sector. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We believe our emphasis on risk management in our investment portfolio, including credit and interest rate management, has positioned us well and generally reduced the volatility in our results.

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At March 31, 2010, we held $17.0 million fair value ($16.9 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $182.0 million fair value ($184.6 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $399.3 million fair value ($400.7 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009.

Investment Results

Net investment income was $613.0 million in the first quarter of 2010, an increase of 6.9 percent relative to the same period of 2009. This increase is due to continued growth in the level of invested assets, higher bond call premiums, an increase in our earned yield, and a favorable foreign exchange rate.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.75 percent as of March 31, 2010, and the weighted average credit rating was A3. This compares to a yield of 6.74 percent as of December 31, 2009 and a weighted average credit rating of A3. At March 31, 2010, the weighted average duration of our policyholder liability portfolio was approximately 8.23 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.12 years, the difference of which is moderately outside our investment policy guidelines. We continue to review our investment strategy for our products and our tolerance levels relative to this mismatch.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2010	2009
Fixed Maturity Securities
Gross Gains on Sales	$18.0	$4.0
Gross Losses on Sales	(14.5)	(16.8)
Other-Than-Temporary Impairment Loss	(0.2)	(73.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.0	1.3
Gross Losses on Sales	(0.5)	(0.1)
Impairment Loss	(0.5)	(3.0)
Embedded Derivative in Modified Coinsurance Arrangement	18.3	23.6

Net Realized Investment Gain (Loss)	$25.6	$(64.6)

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary-impairments during the first quarter of 2010.

•

During the first quarter of 2009, we recognized an other than temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations had weakened materially in the first quarter 2009, as well as the continued weakness in the economy, led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

•

During the first quarter of 2009, we recognized an other than temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production cuts. The U.S. government made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faced increased challenges. In March 2009 the company’s external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first quarter of 2010.

•

During the first quarter of 2009, we recognized a loss of $14.2 million on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

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

The changes in fair value of this embedded derivative recognized as realized gains during the first quarter of 2010 and 2009 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(99.1) million at March 31, 2010, compared to $(117.4) million at December 31, 2009, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value composition by internal industry classification of our fixed maturity security portfolio and the associated unrealized gains and losses are as follows:

Fixed Maturity Securities – By Industry Classification

As of March 31, 2010

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,059.7	$71.1	$516.0	$51.7	$1,543.7	$122.8
Capital Goods	3,418.4	241.0	556.2	27.0	2,862.2	268.0
Communications	2,571.4	242.0	364.3	21.7	2,207.1	263.7
Consumer Cyclical	1,247.3	21.5	407.4	38.0	839.9	59.5
Consumer Non-Cyclical	4,906.7	344.6	775.3	29.5	4,131.4	374.1
Energy (Oil & Gas)	3,143.1	320.5	266.1	10.3	2,877.0	330.8
Financial Institutions	3,200.5	39.3	1,361.9	78.2	1,838.6	117.5
Mortgage/Asset-Backed	3,657.8	330.8	206.3	2.2	3,451.5	333.0
Sovereigns	1,422.7	151.0	29.6	0.4	1,393.1	151.4
Technology	810.0	68.0	54.1	2.5	755.9	70.5
Transportation	913.0	85.9	118.6	4.6	794.4	90.5
U.S. Government Agencies and Municipalities	2,235.0	13.9	967.6	82.3	1,267.4	96.2
Utilities	9,092.2	523.4	1,551.5	65.8	7,540.7	589.2
Redeemable Preferred Stocks	41.3	(1.5)	5.9	1.7	35.4	0.2

Total	$38,719.1	$2,451.5	$7,180.8	$415.9	$31,538.3	$2,867.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2010 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2010. The elevated level of unrealized losses in the early part of 2009 resulted primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of March 31, 2010

(in millions of dollars)

	2010	2009
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$22.3	$62.7	$5.5	$19.8	$95.2
> 90 <= 180 days	42.0	4.5	1.7	30.2	107.7
> 180 <= 270 days	1.4	2.3	0.2	47.2	321.8
> 270 days <= 1 year	2.1	3.7	2.1	133.4	270.2
> 1 year <= 2 years	45.8	84.2	132.6	367.4	598.8
> 2 years <= 3 years	43.3	105.4	155.9	303.2	247.7
> 3 years	128.2	160.6	170.3	435.0	455.9

Sub-total	285.1	423.4	468.3	1,336.2	2,097.3

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	4.1
> 90 <= 180 days	—	—	—	—	2.1
> 180 <= 270 days	—	—	—	3.0	29.3
> 270 days <= 1 year	—	—	2.7	—	71.0
> 1 year <= 2 years	6.3	16.5	—	87.1	197.6
> 2 years <= 3 years	11.1	0.2	2.2	94.8	172.9
> 3 years	0.5	2.4	0.4	39.2	275.3

Sub-total	17.9	19.1	5.3	224.1	752.3

Fair Value < 40%

> 270 days <= 1 year	—	—	—	—	—
> 1 year <= 2 years	—	—	—	—	43.8
> 2 years <= 3 years	—	—	—	—	61.7
> 3 years	—	0.5	0.6	0.6	13.2

Sub-total	—	0.5	0.6	0.6	118.7

Total	$303.0	$443.0	$474.2	$1,560.9	$2,968.3

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of March 31, 2010

(in millions of dollars)

	2010	2009
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.8	$0.1	$—	$1.4	$0.7
> 90 <= 180 days	—	—	0.4	0.7	18.5
> 180 <= 270 days	—	0.1	0.1	25.9	37.9
> 270 days <= 1 year	—	—	14.9	23.1	36.9
> 1 year <= 2 years	13.8	48.0	80.8	121.9	62.5
> 2 years <= 3 years	48.8	45.7	64.2	59.5	7.0
> 3 years	23.0	24.3	21.3	34.2	20.7

Sub-total	89.4	118.2	181.7	266.7	184.2

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	23.1
> 180 <= 270 days	—	—	—	8.8	16.8
> 270 days <= 1 year	—	—	7.1	9.7	37.9
> 1 year <= 2 years	9.9	10.9	48.4	121.0	197.7
> 2 years <= 3 years	1.4	1.3	25.2	38.7	36.1
> 3 years	12.2	19.7	48.9	74.1	29.3

Sub-total	23.5	31.9	129.6	252.3	340.9

Fair Value < 40%

> 180 <= 270 days	—	—	—	—	—
> 270 days <= 1 year	—	—	—	—	2.7
> 1 year <= 2 years	—	—	—	—	73.2
> 2 years <= 3 years	—	—	—	12.1	28.8
> 3 years	—	—	—	—	91.4

Sub-total	—	—	—	12.1	196.1

Total	$112.9	$150.1	$311.3	$531.1	$721.2

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities

As of March 31, 2010

(in millions of dollars)

Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

U.S. Government Agencies and Municipalities	$558.0	$51.9	2
Consumer Cyclical	22.4	11.1	1

Total	$580.4	$63.0	3

Below-Investment-Grade

Basic Industry	$28.2	$12.2	1

We held securities from one issuer at March 31, 2010 with a gross unrealized loss of $20.0 million or greater. The securities, which were issued by the Federal Home Loan Mortgage Corporation, had a fair value of $528.1 million and a gross unrealized loss of $40.5 million. The securities have been in a loss position for a period of greater than three years. The securities were rated AAA by S&P as of March 31, 2010, with no negative outlook by any major rating agencies. The decline in the fair value of these securities relates to changes in interest rates subsequent to purchase of the securities as well as concerns related to the overall mortgage market. We believe the decline in fair value of these securities is temporary. We do not intend to sell these securities or believe it is more likely than not we will be required to sell these securities before recovery of the amortized cost. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for a discussion of the process we use to monitor and evaluate our fixed maturity securities for determining other-than-temporary impairments.

At March 31, 2010, our mortgage/asset-backed securities had an average life of 5.32 years, effective duration of 4.46 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

We have not invested in mortgage-backed derivatives, such as interest-only, principal-only, or residuals, where market values can be highly volatile relative to changes in interest rates. All of our mortgage-backed securities have fixed rate coupons. The credit quality of our mortgage-backed securities portfolio has not been negatively impacted by the issues in the market concerning subprime mortgage loans. The change in value of our mortgage-backed securities portfolio has moved in line with that of prime agency-backed mortgage-backed securities.

As of March 31, 2010, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,715.9 million and $2,710.3 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,384.3 million and $1,404.0 million on an amortized cost basis at March 31, 2010 and December 31, 2009, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At March 31, 2010, we held two mortgage loans which were considered impaired. One mortgage loan, which was delinquent more than 30 days as to interest or principal payments, was carried at the estimated net realizable value of $3.4 million, with no valuation allowance. The second mortgage loan, considered to be impaired because we anticipate early disposal of the loan through either sale or payoff for less than the outstanding principal, was carried at the net realizable value of $3.1 million, net of a valuation allowance of $0.5 million which was established during the first quarter of 2010. At December 31, 2009, we held one mortgage loan which was delinquent more than 30 days as to interest or principal payments and which we consider impaired. This loan was carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million. We sold this loan during the first quarter of 2010 and recognized a realized investment loss of $0.5 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.3 million at March 31, 2010. The carrying value of fixed maturity securities posted as collateral to our counterparties was $157.1 million at March 31, 2010. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody’s and S&P.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $41.2 million and $35.5 million on a fair value basis at March 31, 2010 and December 31, 2009, respectively.

See Notes 4 and 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 1 for further discussion of our investments and our derivative financial instruments.

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

We have met all minimum pension funding requirements set forth by ERISA. We made voluntary contributions of $67.0 million to our U.S. qualified defined benefit pension plan during the first quarter of 2010. We do not anticipate making any additional contributions during 2010. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions of approximately £3.4 million during 2010, £0.8 million of which was contributed during the first quarter.

During 2010, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average risk-based capital well above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company capital can be utilized to mitigate potential losses from defaults.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $281.6 million for the three months ended March 31, 2010, compared to $290.9 million for the comparable period of 2009. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first quarter of 2010 include our pension contributions previously discussed.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $249.9 million for the three months ended March 31, 2010 compared to $277.5 million for the comparable period of 2009.

Proceeds from sales and maturities of available-for-sale securities in the first quarter of 2010 were higher than in the comparable period of 2009 primarily due to an increase in sales and calls of fixed maturity securities. Securities were sold to provide funding for new purchases designed to improve our asset and liability duration match and to better match portfolio cash flows as well as to take advantage of relative value opportunities. In addition, reported proceeds increased relative to the first quarter of 2009 due to the translation of investment proceeds from our U.K. operations at higher exchange rates.

Proceeds from sales and maturities of other investments decreased in the first quarter of 2010 as compared to the same period of 2009 primarily due to a decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs, partially offset by an increase in maturities of mortgage loans.

Purchases of available-for-sale securities increased during the first quarter of 2010 relative to the same period of 2009 due to the purchase of fixed maturity securities with characteristics that improve our asset and liability duration match and portfolio cash flow match. Also contributing to the higher level of reported purchases was the translation of purchases within our U.K. operations at higher exchange rates.

Purchases of other investments primarily relate to mortgage loans.

Net sales of short-term investments decreased during the first quarter of 2010 relative to the same period in 2009 due to the first quarter of 2009 active transition of our portfolio into fixed maturity securities out of short-term investments purchased during the last half of 2008.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $51.6 million for the three months ended March 31, 2010 compared to $13.1 million for the comparable period of 2009.

During the first quarter of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. At March 31, 2010, we held $225.1 million of short-term debt, which represents debt previously classified as long-term but which has a maturity date within one year of our balance sheet date.

During the first quarter of 2009, we purchased and retired $24.0 million of our outstanding 5.859% notes and repaid $58.3 million of repurchase agreements outstanding. At March 31, 2009, we held $206.9 million of short-term debt, $98.7 million of which was borrowed during the first quarter of 2009. The remaining $108.2 million represented debt previously classified as long-term but which had a maturity date within one year of our balance sheet at March 31, 2009.

During each of the first quarters of 2010 and 2009, Tailwind Holdings made principal payments of $2.5 million on its floating rate, senior secured non-recourse notes due 2036. During the first quarter of 2010 and 2009, Northwind Holdings made principal payments of $20.8 million and $2.2 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation generally equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from its insurance subsidiaries without prior regulatory approval is generally further limited by the amount of unassigned statutory surplus.

Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations is dependent upon the receipt of dividends from Northwind Reinsurance Company (Northwind Re) and Tailwind Reinsurance Company (Tailwind Re), respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies depends on their satisfaction of applicable regulatory requirements and on the performance of the reinsured business.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations, regulatory approval, and capital guidance in the United Kingdom.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as risk-based capital ratios, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Debt

At March 31, 2010, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,291.2 million and short-term debt of $225.1 million. Short-term debt consisted of 7.625% senior notes due March 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 20.0 percent at March 31, 2010, compared to 20.5 percent at December 31, 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.1 percent at March 31, 2010 compared to 24.8 percent at December 31, 2009.

During the first quarter of 2010, we made principal payments of $20.8 million and $2.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively, and we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009, for further discussion.

Commitments

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. During the first quarter of 2010, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt, as previously discussed.

Transfers of Financial Assets

To manage our cash position more efficiently, we enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. Our repurchase agreements are typically outstanding for less than 30 days. We post collateral through our repurchase agreement transactions whereby the counterparty commits to purchase securities with the agreement to resell them to us at a later, specified date. The fair value of collateral posted is generally 102 percent of the cash received.

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions. These transactions increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We had no securities lending transactions during the first quarter of 2010.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no repurchase agreements outstanding at March 31, 2010. The average quarterly balance during the first quarter of 2010 was $56.7 million, and the maximum amount outstanding at any month end was $100.9 million. Our use of repurchase agreements can fluctuate during any given period, depending on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody’s	S&P
Issuer Credit Ratings	bbb-(Good)	BBB (Good)	Ba1 (Speculative)	BBB-(Good)

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Provident Life & Casualty	A- (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
First Unum Life	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Colonial Life & Accident	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Life	A- (Excellent)	A (Strong)	Baa1 (Adequate)	A- (Strong)
Paul Revere Variable	B++ (Good)	A (Strong)	Baa1 (Adequate)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On February 12, 2010, Fitch upgraded its ratings of Unum Group and its operating subsidiaries to BBB and A, respectively, and changed the outlook for the Company to “stable.” On March 8, 2010, AM Best affirmed its ratings of Unum Group and all of its operating subsidiaries, with the exception of Paul Revere Variable, and revised the outlook for the Company to “positive.” The rating of Paul Revere Variable was lowered to B++ due to the continued decline in this subsidiary’s closed block of business.

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first quarter of 2010 or prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2009 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. During the first three months of 2010, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Cash Settled Restricted Stock Unit Agreement between Unum Group and Thomas R. Watjen dated as of February 25, 2010.

Exhibit 10.2	Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Thomas R. Watjen dated as of March 8, 2010.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: May 5, 2010	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 5, 2010	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer