Form 10-Q
period 2010-06-30
Unum Group
filed 2010-08-04
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

326,780,126 shares of the registrant’s common stock were outstanding as of July 29, 2010.

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

•	Fluctuation in insurance reserve liabilities.

•	Investment results, including but not limited to, realized investment losses resulting from impairments that differ from our assumptions and historical experience.

•	Changes in interest rates, credit spreads, and securities prices.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in our financial strength and credit ratings.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.

•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.

•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.

•	Lower than projected persistency and lower sales growth.

•	Changes in accounting standards, practices, or policies.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Currency exchange rates.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Events or consequences relating to terrorism and acts of war, both domestic and foreign.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
(amortized cost: $36,015.0; $35,905.4)	$39,760.3	$37,914.4
Mortgage Loans	1,421.6	1,404.0
Policy Loans	2,882.4	2,878.0
Other Long-term Investments	401.1	233.5
Short-term Investments	938.1	865.5

Total Investments	45,403.5	43,295.4

Other Assets
Cash and Bank Deposits	81.3	71.6
Accounts and Premiums Receivable	1,884.6	1,732.4
Reinsurance Recoverable	4,931.7	4,996.9
Accrued Investment Income	744.8	642.5
Deferred Acquisition Costs	2,484.5	2,482.5
Goodwill	200.8	201.6
Property and Equipment	454.1	443.5
Other Assets	606.9	610.6

Total Assets	$56,792.2	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,576.2	$1,736.9
Reserves for Future Policy and Contract Benefits	39,559.5	37,740.8
Unearned Premiums	522.1	452.0
Other Policyholders’ Funds	1,651.0	1,662.3
Income Tax Payable	173.4	114.5
Deferred Income Tax	408.2	273.2
Short-term Debt	225.1	0.0
Long-term Debt	2,266.8	2,549.6
Other Liabilities	1,538.2	1,447.6

Total Liabilities	47,920.5	45,976.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 364,696,560 and 363,638,314 shares	36.5	36.4
Additional Paid-in Capital	2,607.5	2,587.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	474.3	376.6
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	2.1	3.0
Net Gain on Cash Flow Hedges	424.7	370.8
Foreign Currency Translation Adjustment	(156.7)	(78.7)
Unrecognized Pension and Postretirement Benefit Costs	(306.5)	(330.7)
Retained Earnings	6,673.8	6,289.5
Treasury Stock - at cost: 37,554,567 shares and 31,829,067 shares	(884.0)	(754.2)

Total Stockholders’ Equity	8,871.7	8,500.1

Total Liabilities and Stockholders’ Equity	$56,792.2	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,849.8	$1,875.9	$3,713.0	$3,748.7
Net Investment Income	629.8	597.6	1,242.8	1,171.3
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(10.2)	(55.0)	(10.4)	(128.6)
Other-Than-Temporary Impairment Loss Recognized in Other Comprehensive Income	0.0	6.9	0.0	6.9

Net Impairment Loss Recognized in Earnings	(10.2)	(48.1)	(10.4)	(121.7)
Other Net Realized Investment Gain (Loss)	(19.3)	135.4	6.5	144.4

Net Realized Investment Gain (Loss)	(29.5)	87.3	(3.9)	22.7
Other Income	60.5	67.2	120.3	134.2

Total Revenue	2,510.6	2,628.0	5,072.2	5,076.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,579.6	1,584.2	3,148.5	3,159.9
Commissions	207.8	212.4	426.1	428.6
Interest and Debt Expense	34.1	30.4	67.5	63.0
Deferral of Acquisition Costs	(149.7)	(148.7)	(304.6)	(302.3)
Amortization of Deferred Acquisition Costs	135.9	132.8	277.1	264.6
Compensation Expense	191.4	196.2	388.7	386.3
Other Expenses	203.4	209.5	399.6	415.0

Total Benefits and Expenses	2,202.5	2,216.8	4,402.9	4,415.1

Income Before Income Tax	308.1	411.2	669.3	661.8

Income Tax
Current	95.2	117.9	170.1	178.3
Deferred	3.2	26.1	59.7	51.4

Total Income Tax	98.4	144.0	229.8	229.7

Net Income	$209.7	$267.2	$439.5	$432.1

Net Income Per Common Share
Basic	$0.63	$0.81	$1.32	$1.31
Assuming Dilution	$0.63	$0.80	$1.32	$1.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2010	2009
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.4	$36.3
Common Stock Activity	0.1	0.0

Balance at End of Period	36.5	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,587.4	2,546.9
Common Stock Activity	20.1	17.7

Balance at End of Period	2,607.5	2,564.6

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	341.0	(958.2)
Cumulative Effect of Accounting Principle Change - See Note 2	0.0	(14.3)
All Other Changes During Period	96.9	680.6

Balance at End of Period	437.9	(291.9)

Retained Earnings
Balance at Beginning of Year	6,289.5	5,527.1
Net Income	439.5	432.1
Dividends to Stockholders (per common share: $0.165; $0.15)	(55.2)	(49.9)
Cumulative Effect of Accounting Principle Change - See Note 2	0.0	14.3

Balance at End of Period	6,673.8	5,923.6

Treasury Stock
Balance at Beginning of Year	(754.2)	(754.2)
Purchases of Treasury Stock	(129.8)	0.0

Balance at End of Period	(884.0)	(754.2)

Total Stockholders’ Equity at End of Period	$8,871.7	$7,478.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2010	2009
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$439.5	$432.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	43.5	65.6
Change in Deferred Acquisition Costs	(27.5)	(37.7)
Change in Insurance Reserves and Liabilities	339.8	276.9
Change in Income Taxes	125.5	66.8
Change in Other Accrued Liabilities	(58.9)	(104.0)
Non-cash Adjustments to Net Investment Income	(236.4)	(123.2)
Net Realized Investment (Gain) Loss	3.9	(22.7)
Depreciation	37.0	36.1
Other, Net	2.0	18.2

Net Cash Provided by Operating Activities	668.4	608.1

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	550.4	624.1
Proceeds from Maturities of Available-for-Sale Securities	1,327.1	467.8
Proceeds from Sales and Maturities of Other Investments	63.6	143.2
Purchase of Available-for-Sale Securities	(2,080.7)	(1,723.4)
Purchase of Other Investments	(106.9)	(90.4)
Net (Purchases) Sales of Short-term Investments	(42.8)	220.0
Other, Net	(139.8)	(47.9)

Net Cash Used by Investing Activities	(429.1)	(406.6)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	0.0	(145.5)
Long-term Debt Repayments	(57.7)	(8.8)
Issuance of Common Stock	8.7	1.7
Dividends Paid to Stockholders	(55.2)	(49.9)
Purchases of Treasury Stock	(127.6)	0.0
Other, Net	2.3	(0.5)

Net Cash Used by Financing Activities	(229.5)	(203.0)

Effect of Foreign Exchange Rate Changes on Cash	(0.1)	0.3

Net Increase (Decrease) in Cash and Bank Deposits	9.7	(1.2)

Cash and Bank Deposits at Beginning of Year	71.6	49.9

Cash and Bank Deposits at End of Period	$81.3	$48.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars)
Net Income	$209.7	$267.2	$439.5	$432.1

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $440.0; $694.8; $597.2; $564.1)	823.1	1,315.3	1,129.1	1,062.7
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax benefit of $0.5; $0.6; $0.5; $0.6)	(0.9)	(1.2)	(0.9)	(1.2)

Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense of $439.5; $694.2; $596.7; $563.5)	822.2	1,314.1	1,128.2	1,061.5
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $(0.6); $(18.8); $0.7; $(49.7))	0.4	34.9	(1.8)	92.3
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $36.1; $(36.8); $28.9; $(42.5))	67.9	(80.3)	53.9	(91.0)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $453.4; $317.1; $543.0; $272.6)	(845.4)	(603.4)	(1,029.6)	(508.6)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.0; $0.4; $0.0; $0.4)	(15.7)	135.1	(78.0)	116.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $3.0; $2.0; $(5.5); $5.4)	5.6	2.0	24.2	9.5

Total Other Comprehensive Income	35.0	802.4	96.9	680.6

Comprehensive Income	$244.7	$1,069.6	$536.4	$1,112.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

June 30, 2010

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to June 30, 2010 for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted during the First Six Months of 2010:

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

June 30, 2010

Note 2 - Accounting Developments - Continued

Accounting Updates Adopted during the First Six Months of 2009:

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

Unum Group and Subsidiaries

June 30, 2010

Note 2 - Accounting Developments - Continued

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

Accounting Updates Outstanding:

ASC 310 “Receivables”

In July 2010, the FASB issued an update to require additional disclosures regarding the credit quality of financing receivables, including credit risk exposure and the allowance for credit losses. The objective is to enhance financial statement users’ understanding of an entity’s credit risk associated with its financing receivables, the entity’s assessment of that risk in estimating its allowance for credit losses, and the changes and the reason for changes in the allowance for credit losses. Disclosures around the entity’s credit risk exposure, as well as its assessment of risk in estimating its allowance for credit losses, are effective for annual and interim periods ending on or after December 15, 2010, while disclosures around changes in the allowance for credit losses and the reason for those changes are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this update will expand our disclosures for financing receivables, primarily our investments in mortgage loans, but will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$39,760.3	$39,760.3	$37,914.4	$37,914.4
Mortgage Loans	1,421.6	1,544.3	1,404.0	1,402.5
Policy Loans	2,882.4	2,946.1	2,878.0	2,907.7
Other Long-term Investments
Derivatives	136.6	136.6	81.1	81.1
Equity Securities	8.9	8.9	1.5	1.5
Miscellaneous Long-term Investments	255.6	255.6	150.9	150.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$668.2	$668.2	$684.0	$684.0
Supplementary Contracts without Life Contingencies	482.7	482.7	445.6	445.6
Short-term Debt	225.1	233.8	0.0	0.0
Long-term Debt	2,266.8	2,041.9	2,549.6	2,296.0
Other Liabilities
Derivatives	135.6	135.6	144.6	144.6
Embedded Derivative in Modified Coinsurance Arrangement	122.7	122.7	117.4	117.4
Unfunded Commitments to Investment Partnerships	57.5	57.5	0.0	0.0

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,678.2 million and $2,675.7 million as of June 30, 2010 and December 31, 2009, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent legally binding amounts that we have committed to certain investment partnerships subject to the partnerships meeting specified conditions. When these conditions are met, we are obligated to invest these amounts in the partnerships. Carrying amounts approximate fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

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

June 30, 2010

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

At June 30, 2010, approximately 16.4 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 83.6 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 68.2 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 6.4 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 9.0 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	June 30, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$125.1	$989.5	$0.0	$1,114.6
States, Municipalities, and Political Subdivisions	40.0	902.7	0.0	942.7
Foreign Governments	0.0	1,401.3	0.0	1,401.3
Public Utilities	966.6	8,507.9	72.4	9,546.9
Mortgage/Asset-Backed Securities	0.0	3,638.5	1.5	3,640.0
All Other Corporate Bonds	5,372.2	17,266.1	430.1	23,068.4
Redeemable Preferred Stocks	0.0	25.1	21.3	46.4

Total Fixed Maturity Securities	6,503.9	32,731.1	525.3	39,760.3

Other Long-term Investments
Derivatives
Interest Rate Swaps	0.0	132.8	0.0	132.8
Foreign Exchange Contracts	0.0	3.8	0.0	3.8

Total Derivatives	0.0	136.6	0.0	136.6
Equity Securities	0.0	0.0	8.9	8.9

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$0.0	$34.9	$0.0	$34.9
Foreign Exchange Contracts	0.0	100.7	0.0	100.7
Embedded Derivative in Modified Coinsurance Arrangement	0.0	0.0	122.7	122.7

Total Derivatives	0.0	135.6	122.7	258.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$0.0	$1,473.2	$0.0	$1,473.2
States, Municipalities, and Political Subdivisions	75.6	547.3	0.0	622.9
Foreign Governments	0.0	1,491.5	0.0	1,491.5
Public Utilities	940.4	7,577.0	264.3	8,781.7
Mortgage/Asset-Backed Securities	0.0	3,718.4	4.7	3,723.1
All Other Corporate Bonds	3,370.6	17,830.5	580.0	21,781.1
Redeemable Preferred Stocks	5.5	15.0	20.4	40.9

Total Fixed Maturity Securities	4,392.1	32,652.9	869.4	37,914.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	0.0	81.1	0.0	81.1
Equity Securities	0.0	0.0	1.5	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$0.0	$17.0	$0.0	$17.0
Foreign Exchange Contracts	0.0	127.6	0.0	127.6
Embedded Derivative in Modified Coinsurance Arrangement	0.0	0.0	117.4	117.4

Total Derivatives	0.0	144.6	117.4	262.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	(in millions of dollars)
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$18.3	$122.9	$114.3	$0.0
States, Municipalities, and Political Subdivisions	0.0	26.0	0.0	75.6
Public Utilities	485.9	697.1	577.1	655.8
All Other Corporate Bonds	1,991.5	1,849.1	2,689.8	1,258.1
Redeemable Preferred Stocks	0.0	5.8	0.0	5.5

Total Fixed Maturity Securities	$2,495.7	$2,700.9	$3,381.2	$1,995.0

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

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$39.7	$0.0	$0.0	$0.0	$0.0	$0.0	$(39.7)	$0.0
Public Utilities	218.7	0.0	3.0	0.0	0.0	4.6	(153.9)	72.4
Mortgage/Asset-Backed Securities	2.0	0.0	0.0	0.0	(0.5)	0.0	0.0	1.5
All Other Corporate Bonds	557.7	0.0	10.3	5.0	(19.8)	129.2	(252.3)	430.1
Redeemable Preferred Stocks	0.1	0.0	1.0	0.0	0.0	20.2	0.0	21.3

Total Fixed Maturity Securities	818.2	0.0	14.3	5.0	(20.3)	154.0	(445.9)	525.3

Equity Securities	1.5	0.0	0.5	6.9	0.0	0.0	0.0	8.9
Embedded Derivative in Modified Coinsurance Arrangement	(99.1)	(23.6)	0.0	0.0	0.0	0.0	0.0	(122.7)

	Three Months Ended June 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$28.1	$0.0	$0.0	$0.0	$0.0	$0.0	$(28.1)	$0.0
Public Utilities	94.5	0.0	2.8	0.0	(4.6)	19.7	(39.6)	72.8
Mortgage/Asset-Backed Securities	4.7	0.0	0.1	0.0	(1.7)	28.1	0.0	31.2
All Other Corporate Bonds	558.2	(1.9)	23.1	26.9	(18.2)	138.5	(118.6)	608.0
Redeemable Preferred Stocks	10.1	0.0	0.0	0.0	0.0	0.0	(10.0)	0.1

Total Fixed Maturity Securities	695.6	(1.9)	26.0	26.9	(24.5)	186.3	(196.3)	712.1

Equity Securities	1.7	0.0	(0.2)	0.0	0.0	0.0	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(336.9)	140.1	0.0	0.0	0.0	0.0	0.0	(196.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$264.3	$(1.0)	$6.6	$0.0	$(6.5)	$5.6	$(196.6)	$72.4
Mortgage/Asset-Backed Securities	4.7	0.0	0.3	0.0	(3.5)	0.0	0.0	1.5
All Other Corporate Bonds	580.0	(1.8)	22.8	5.0	(36.4)	152.2	(291.7)	430.1
Redeemable Preferred Stocks	20.4	0.0	0.9	0.0	0.0	0.0	0.0	21.3

Total Fixed Maturity Securities	869.4	(2.8)	30.6	5.0	(46.4)	157.8	(488.3)	525.3

Equity Securities	1.5	0.0	0.6	6.9	(0.1)	0.0	0.0	8.9
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	(5.3)	0.0	0.0	0.0	0.0	0.0	(122.7)

	Six Months Ended June 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$28.0	$0.0	$0.0	$0.0	$0.0	$0.0	$(28.0)	$0.0
Public Utilities	114.5	0.0	4.4	10.0	(5.0)	23.6	(74.7)	72.8
Mortgage/Asset-Backed Securities	4.6	0.0	0.6	0.0	(2.8)	28.8	0.0	31.2
All Other Corporate Bonds	590.3	(2.7)	21.8	50.8	(37.4)	167.1	(181.9)	608.0
Redeemable Preferred Stocks	8.1	0.0	0.0	0.0	0.0	0.0	(8.0)	0.1

Total Fixed Maturity Securities	745.5	(2.7)	26.8	60.8	(45.2)	219.5	(292.6)	712.1

Equity Securities	1.5	(0.3)	(0.2)	0.0	0.0	0.5	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	163.7	0.0	0.0	0.0	0.0	0.0	(196.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Losses for the three and six months ended June 30, 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at June 30 were $23.6 million and $5.3 million, respectively. Gains for the three and six months ended June 30, 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at June 30 were $140.1 million and $163.7 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative associated with a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	June 30, 2010 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$970.3	$148.4	$4.1	$1,114.6	$0.0
States, Municipalities, and Political Subdivisions	910.8	51.1	19.2	942.7	0.0
Foreign Governments	1,235.1	166.2	0.0	1,401.3	0.0
Public Utilities	8,651.3	924.1	28.5	9,546.9	0.0
Mortgage/Asset-Backed Securities	3,254.2	386.8	1.0	3,640.0	0.0
All Other Corporate Bonds	20,945.5	2,345.4	222.5	23,068.4	8.3
Redeemable Preferred Stocks	47.8	1.2	2.6	46.4	0.0

Total Fixed Maturity Securities	$36,015.0	$4,023.2	$277.9	$39,760.3	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 4 - Investments - Continued

	December 31, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,473.5	$64.0	$64.3	$1,473.2	$0.0
States, Municipalities, and Political Subdivisions	640.1	19.9	37.1	622.9	0.0
Foreign Governments	1,357.8	135.0	1.3	1,491.5	0.0
Public Utilities	8,359.7	531.1	109.1	8,781.7	0.0
Mortgage/Asset-Backed Securities	3,413.6	313.1	3.6	3,723.1	0.0
All Other Corporate Bonds	20,617.9	1,538.7	375.5	21,781.1	8.3
Redeemable Preferred Stocks	42.8	0.3	2.2	40.9	0.0

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$593.1	$37,914.4	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	June 30, 2010 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$0.0	$0.0	$12.1	$4.1
States, Municipalities, and Political Subdivisions	86.9	2.1	134.3	17.1
Foreign Governments	7.5	0.0	0.0	0.0
Public Utilities	392.2	6.5	458.8	22.0
Mortgage/Asset-Backed Securities	46.5	0.3	67.3	0.7
All Other Corporate Bonds	1,297.9	43.0	2,100.3	179.5
Redeemable Preferred Stocks	14.9	0.3	5.3	2.3

Total Fixed Maturity Securities	$1,845.9	$52.2	$2,778.1	$225.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

	June 30, 2010 (in millions of dollars)
	Total Amortized	Unrealized Gain Position		Unrealized Loss Position
	Cost	Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$692.5	$12.8	$504.9	$2.1	$198.3
Over 1 year through 5 years	4,488.0	345.1	4,242.8	16.9	573.4
Over 5 years through 10 years	9,643.5	950.6	9,213.6	64.5	1,316.0
Over 10 years	17,936.8	2,327.9	17,648.8	193.4	2,422.5

	32,760.8	3,636.4	31,610.1	276.9	4,510.2
Mortgage/Asset-Backed Securities	3,254.2	386.8	3,526.2	1.0	113.8

Total Fixed Maturity Securities	$36,015.0	$4,023.2	$35,136.3	$277.9	$4,624.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

At June 30, 2010, the fair value of investment-grade fixed maturity securities was $37,172.9 million, with a gross unrealized gain of $3,949.8 million and a gross unrealized loss of $168.8 million. The gross unrealized loss on investment-grade fixed maturity securities was 60.7 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At June 30, 2010, the fair value of below-investment-grade fixed maturity securities was $2,587.4 million, with a gross unrealized gain of $73.4 million and a gross unrealized loss of $109.1 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 39.3 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2010, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2010, we held 169 individual investment-grade fixed maturity securities and 79 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 110 investment-grade fixed maturity securities and 49 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

June 30, 2010

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

June 30, 2010

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

	Three and Six Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(in millions of dollars)
Balance at Beginning of Period	$18.3	$0.0
Credit Losses Remaining in Retained Earnings Related to Adoption of Accounting Standard	0.0	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	0.0	38.4

Balance at End of Period	$18.3	$69.2

Variable Interest Entities

We invest in variable interests issued by variable interest entities. These investments include tax credit partnerships, private equity partnerships, and special purpose entities. For those variable interests that are not consolidated in our financial statements, we are not the primary beneficiary because we have neither the power to direct the activities that are most significant to economic performance nor the responsibility to absorb a majority of the expected losses. The determination of whether we are the primary beneficiary is performed at the time of our initial investment and at the date of each subsequent reporting period.

Tax credit partnerships in which we have invested were formed for the purpose of investing in the construction and rehabilitation of low-income housing, where the primary return on investment is in the form of tax credits. The primary sources of investment return from our tax credit partnerships are tax credits, tax benefits derived from passive losses on the investments, and cash flows, all of which may exhibit variability over the life of the investment. These partnerships are accounted for using either the equity or the effective yield method, depending primarily on whether the tax credits are guaranteed through a letter of credit, a tax indemnity agreement, or another similar arrangement.

Our investments in private equity partnerships are passive in nature. The underlying  investments held by these partnerships include both equity and debt securities and are accounted for using the equity or cost method, depending on the level of ownership and the degree of influence over partnership operating and financial policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 4 - Investments - Continued

As of June 30, 2010, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $205.0 million, comprised of $131.5 million of tax credit partnerships and $73.5 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset. Our liability for legally binding unfunded commitments to the tax credit partnerships was $57.5 million at June 30, 2010. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment.

At June 30, 2010, we had commitments of approximately $91.5 million to fund certain of the private equity partnerships. These commitments are not legally binding and may or may not be funded during the life of the partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. The fair values of the bond, nonredeemable preferred stock, and partnerships were $97.8 million, $0.1 million, and $9.9 million, respectively, as of June 30, 2010. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At June 30, 2010, we had commitments to fund approximately $1.8 million to the underlying partnerships. These commitments are not legally binding and may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the three and six months ended June 30, 2010 and 2009 was de minimis.

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

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no securities lending transactions or repurchase agreements outstanding at June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$11.4	$11.3	$29.4	$15.3
Gross Losses on Sales	(7.2)	(29.0)	(21.7)	(45.8)
Other-Than-Temporary Impairment Loss	(10.2)	(48.1)	(10.4)	(121.7)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.6	1.9	6.6	3.2
Gross Losses on Sales	(0.3)	(0.2)	(0.8)	(0.3)
Impairment Loss	(1.2)	(1.0)	(1.7)	(4.0)
Embedded Derivative in Modified Coinsurance Arrangement	(23.6)	140.1	(5.3)	163.7
Other Derivatives	0.0	12.3	0.0	12.3

Net Realized Investment Gain (Loss)	$(29.5)	$87.3	$(3.9)	$22.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

•

Foreign currency interest rate swaps have historically been used to hedge the currency risk of certain foreign currency-denominated long-term bonds owned for portfolio diversification and to hedge the currency risk associated with certain of the interest payments and debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. For hedges of long-term bonds, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For hedges of debt issued, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated interest payments.

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

June 30, 2010

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $34.9 million at June 30, 2010. We held cash collateral of $60.6 million and $24.9 million from our counterparties as of June 30, 2010 and December 31, 2009, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $27.7 million and $123.1 million at June 30, 2010 and December 31, 2009, respectively. The amount of cash posted as collateral to our counterparties was $90.5 million at June 30, 2010. We had no cash posted as collateral at December 31, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $135.6 million and $144.6 million at June 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at March 31, 2010	$174.0	$661.8	$720.0	$3.8	$1,559.6
Additions	250.0	0.0	0.0	26.1	276.1
Terminations	0.0	21.0	55.0	24.8	100.8

Balance at June 30, 2010	$424.0	$640.8	$665.0	$5.1	$1,734.9

Balance at December 31, 2009	$174.0	$661.9	$780.0	$4.8	$1,620.7
Additions	250.0	0.0	0.0	26.1	276.1
Terminations	0.0	21.1	115.0	25.8	161.9

Balance at June 30, 2010	$424.0	$640.8	$665.0	$5.1	$1,734.9

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at June 30, 2010, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2010	2011	2012	2013	Total
		(in millions of dollars)
Notional Value	$125.0	$205.0	$185.0	$150.0	$665.0
Weighted Average Receive Rate	4.93%	5.87%	6.49%	6.34%	5.97%
Weighted Average Pay Rate	0.53%	0.53%	0.53%	0.53%	0.53%

Cash Flow Hedges

As of June 30, 2010 and December 31, 2009, we had $915.0 million and $780.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of long-term bonds and the anticipated issuance of long-term debt.

As of June 30, 2010 and December 31, 2009, we had $640.8 million and $666.7 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign dollar-denominated securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 5 - Derivative Financial Instruments - Continued

As of June 30, 2010, we had $5.1 million notional amount of open forward treasury locks to hedge the interest rate risk associated with the proceeds to be received from the call of specific fixed maturity securities. We had no open forward treasury locks at December 31, 2009.

During the second quarter of 2009, we terminated certain currency swaps and forward currency contracts used to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries, due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and also to reduce our counterparty exposure for those transactions still anticipated to occur as originally forecasted. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million in earnings. The debt associated with this hedge continues to be outstanding as of June 30, 2010.

For the six months ended June 30, 2010, there was no material ineffectiveness related to our cash flow hedges. For the six months ended June 30, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. For the six months ended June 30, 2010 and 2009, there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

As of June 30, 2010, we expect to amortize approximately $30.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of June 30, 2010. Fluctuations in fair values of these derivatives between June 30, 2010 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2010, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2010 and December 31, 2009, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the six months ended June 30, 2010, the $10.6 million gain on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the loss of $10.6 million on the related interest rate swaps. For the six months ended June 30, 2009, the $14.2 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $14.2 million on the related interest rate swaps.

For the six months ended June 30, 2010 and 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2010 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$132.8	Other Liabilities	$34.9
Foreign Exchange Contracts	Other L-T Investments	3.8	Other Liabilities	100.7

Total		$136.6		$135.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$122.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 5 - Derivative Financial Instruments - Continued

	December 31, 2009 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$81.1	Other Liabilities	$17.0
Foreign Exchange Contracts	Other L-T Investments	0.0	Other Liabilities	127.6

Total		$81.1		$144.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$117.4

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended June 30, 2010
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$11.7	$7.7	(1)	$0.0
Interest Rate Swaps	0.0	0.8	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	0.0	(0.5	)(1)	0.0
Foreign Exchange Contracts	55.8	31.6	(2)	0.0
Foreign Exchange Contracts	0.0	0.6	(3)	0.0

Total	$67.5	$40.1		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended June 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$24.1	$7.2	(1)	$0.0
Interest Rate Swaps	0.0	0.4	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	(2.1)	(1.3	)(1)	0.0
Foreign Exchange Contracts	(39.2)	(37.4	)(2)	(2.0	)(2)
Foreign Exchange Contracts	42.0	0.4	(3)	14.3	(2)

Total	$24.8	$(30.8)		$12.3

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

	Six Months Ended June 30, 2010
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$24.5	$15.6	(1)	$0.0
Interest Rate Swaps	0.0	2.6	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	0.0	(1.1	)(1)	0.0
Foreign Exchange Contracts	30.6	13.5	(2)	0.0
Foreign Exchange Contracts	0.0	1.2	(3)	0.0

Total	$55.1	$31.7		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$51.1	$12.4	(1)	$0.0
Interest Rate Swaps	0.0	3.0	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	(2.1)	(1.3	)(1)	0.0
Foreign Exchange Contracts	(18.6)	(23.8	)(2)	(2.0	)(2)
Foreign Exchange Contracts	42.0	0.4	(3)	14.3	(2)

Total	$72.4	$(9.4)		$12.3

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

The following table summarizes the location of and gain (loss) on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$(23.6)	$140.1	$(5.3)	$163.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$413.1	$433.4	$828.7	$871.5
Group Short-term Disability	107.6	107.6	213.8	215.2
Group Life and Accidental Death & Dismemberment
Group Life	271.4	264.6	541.5	526.8
Accidental Death & Dismemberment	26.3	27.2	52.3	53.0
Supplemental and Voluntary
Individual Disability - Recently Issued	114.4	118.2	232.8	238.1
Long-term Care	149.5	148.9	298.7	296.9
Voluntary Benefits	134.2	123.8	264.8	248.5

	1,216.5	1,223.7	2,432.6	2,450.0

Unum UK
Group Long-term Disability	105.0	130.4	219.2	254.2
Group Life	39.5	34.6	82.3	66.1
Individual Disability	8.4	8.4	17.2	16.1

	152.9	173.4	318.7	336.4

Colonial Life
Accident, Sickness, and Disability	164.2	154.8	327.0	311.6
Life	44.1	40.8	87.6	82.0
Cancer and Critical Illness	59.4	55.2	118.2	110.6

	267.7	250.8	532.8	504.2

Individual Disability - Closed Block	212.5	228.0	426.5	457.6

Corporate and Other	0.2	0.0	2.4	0.5

Total	$1,849.8	$1,875.9	$3,713.0	$3,748.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended June 30, 2010

Total Premium Income	$1,216.5	$152.9	$267.7	$212.5	$0.2	$1,849.8
Net Investment Income	318.7	43.1	29.3	187.3	51.4	629.8
Other Income	30.4	0.4	0.1	23.1	6.5	60.5

Operating Revenue	$1,565.6	$196.4	$297.1	$422.9	$58.1	$2,540.1

Operating Income (Loss)	$216.0	$52.9	$73.9	$12.4	$(17.6)	$337.6

Three Months Ended June 30, 2009

Total Premium Income	$1,223.7	$173.4	$250.8	$228.0	$0.0	$1,875.9
Net Investment Income	304.1	34.3	28.4	187.4	43.4	597.6
Other Income	30.0	0.6	0.2	25.8	10.6	67.2

Operating Revenue	$1,557.8	$208.3	$279.4	$441.2	$54.0	$2,540.7

Operating Income (Loss)	$191.3	$67.3	$71.3	$10.0	$(16.0)	$323.9

Six Months Ended June 30, 2010

Total Premium Income	$2,432.6	$318.7	$532.8	$426.5	$2.4	$3,713.0
Net Investment Income	623.3	82.9	59.2	378.0	99.4	1,242.8
Other Income	60.9	0.9	0.3	44.6	13.6	120.3

Operating Revenue	$3,116.8	$402.5	$592.3	$849.1	$115.4	$5,076.1

Operating Income (Loss)	$415.2	$113.5	$146.9	$24.1	$(26.5)	$673.2

Six Months Ended June 30, 2009

Total Premium Income	$2,450.0	$336.4	$504.2	$457.6	$0.5	$3,748.7
Net Investment Income	595.4	61.2	56.0	373.8	84.9	1,171.3
Other Income	61.6	1.2	0.3	52.7	18.4	134.2

Operating Revenue	$3,107.0	$398.8	$560.5	$884.1	$103.8	$5,054.2

Operating Income (Loss)	$374.9	$129.6	$142.2	$21.3	$(28.9)	$639.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars)
Operating Revenue by Segment	$2,540.1	$2,540.7	$5,076.1	$5,054.2
Net Realized Investment Gain (Loss)	(29.5)	87.3	(3.9)	22.7

Revenue	$2,510.6	$2,628.0	$5,072.2	$5,076.9

Operating Income by Segment	$337.6	$323.9	$673.2	$639.1
Net Realized Investment Gain (Loss)	(29.5)	87.3	(3.9)	22.7
Income Tax	98.4	144.0	229.8	229.7

Net Income	$209.7	$267.2	$439.5	$432.1

Assets by segment are as follows:

	June 30 2010	December 31 2009
	(in millions of dollars)
Unum US	$24,654.1	$23,339.9
Unum UK	3,230.0	3,280.7
Colonial Life	2,945.9	2,805.7
Individual Disability - Closed Block	15,742.7	15,238.8
Corporate and Other	10,219.5	9,811.9

Total	$56,792.2	$54,477.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended June 30
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$9.1	$7.4	$1.2	$1.2	$0.7	$0.7
Interest Cost	17.8	16.0	2.3	2.2	2.7	2.8
Expected Return on Plan Assets	(17.6)	(13.1)	(2.5)	(2.3)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	7.5	10.2	0.6	0.6	0.0	0.0
Prior Service Credit	(0.2)	(0.2)	0.0	0.0	(0.7)	(0.7)

Net Periodic Benefit Cost	$16.6	$20.3	$1.6	$1.7	$2.6	$2.6

	Six Months Ended June 30
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$18.2	$14.8	$2.5	$2.4	$1.3	$1.4
Interest Cost	35.6	32.0	4.7	4.2	5.4	5.6
Expected Return on Plan Assets	(35.2)	(26.3)	(5.2)	(4.4)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	14.9	20.5	1.2	1.1	0.0	0.0
Prior Service Credit	(0.3)	(0.3)	0.0	0.0	(1.3)	(1.4)

Net Periodic Benefit Cost	$33.2	$40.7	$3.2	$3.3	$5.1	$5.3

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2010, but we elected to make $67.0 million of voluntary contributions in the first quarter of 2010. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.1 million and $2.4 million in the second quarter and first six months of 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(in millions of dollars, except share data)
Numerator
Net Income	$209.7	$267.2	$439.5	$432.1

Denominator (000s)
Weighted Average Common Shares - Basic	331,236.8	331,171.8	331,752.6	330,988.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,395.4	783.4	1,324.9	471.5

Weighted Average Common Shares Assuming Dilution	332,632.2	331,955.2	333,077.5	331,460.3

Net Income Per Common Share
Basic	$0.63	$0.81	$1.32	$1.31
Assuming Dilution	$0.63	$0.80	$1.32	$1.30

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

The outstanding stock options have exercise prices ranging from $11.37 to $32.08, the nonvested stock awards have grant prices ranging from $10.59 to $25.53, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 3.4 million and 3.6 million shares of common stock for the three and six month periods ended June 30, 2010, and 6.6 million and 7.8 million common shares for the three and six month periods ended June 30, 2009.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock during a one-year period. During the second quarter of 2010, we repurchased approximately 5.7 million shares, at a cost of approximately $129.8 million, under this program. The shares of stock repurchased have been classified as treasury stock and accounted for using the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 9 - Commitments and Contingent Liabilities

Commitments

During the second quarter of 2010, we entered into a noncancelable lease obligation for certain office space. The lease payments are expected to begin September 2012, upon completion of construction of the new facility, and will continue for 17 years. The aggregate minimum lease payments under the agreement equal $98.7 million and are expected to be payable as follows: $1.7 million in 2012, $4.9 million in 2013, $5.0 million in 2014, $5.0 million in 2015, and $82.1 million thereafter. We also entered into commitments of $14.1 million to fund leasehold improvements for this office space.

At June 30, 2010, we had commitments of approximately $91.5 million to fund certain of our private equity partnerships and $1.8 million to fund underlying partnerships in our investment in a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer and may or may not be funded during the term of the securities. In addition, we have a legally binding unfunded commitment of $57.5 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

On August 27, 2008, the parties entered into a stipulation of settlement to resolve the litigation. Under the terms of the settlement, which was subject to approval of the court, we agreed to implement or continue certain corporate governance measures and pay plaintiffs’ attorneys’ fees in an amount to be determined by the court. In January 2010, the court approved this settlement and awarded to the plaintiffs’ attorneys fees in an amount that was not material to our operating results. We filed an appeal with the Sixth Circuit Court of Appeals regarding the attorneys’ fees award. During the second quarter of 2010, the parties reached a settlement of this appeal which has been approved by the District Court, and the case will be dismissed with prejudice.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

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

On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts was granted on January 14, 2008. All pending state law claims were dismissed without prejudice. Plaintiffs have filed an appeal with the Third Circuit Court of Appeals of the order dismissing their federal antitrust and RICO claims. The appeal was argued in April 2009, and we are awaiting a decision to be issued.

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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We filed an appeal with the First Circuit Court of Appeals on the two claims which Relator prevailed. On July 29, 2010 the Court of Appeals vacated the jury verdict on the two claims and remanded the case to the trial court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

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

On September 24, 2009, pursuant to a settlement agreement, several counts were dismissed with prejudice as to all the defendants. In addition, Mr. Mallon and Transfinancial Corporation were dismissed from this action. On November 6, 2009, plaintiffs filed a fourth amended complaint that added a claim for exemplary damages. On November 20, 2009, additional counts were dismissed with prejudice, Xcel Energy, Inc. was dismissed from the action, and all claims asserted by Xcel Energy, Inc. were dismissed with prejudice. The court has issued interim rulings on discovery and merits issues, and the case was set for trial commencing August 16, 2010. The parties reached a settlement of this matter on June 25, 2010. We recorded a settlement of $15.0 million before tax in our second quarter of 2010 operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

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

On July 30, 2010, we received a subpoena from the Office of the New York Attorney General requesting documents and information relating to certain group life insurance policies wherein we paid life insurance proceeds by establishing interest-bearing retained asset accounts. We intend to cooperate fully with this investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

June 30, 2010

Note 10 - Other

Debt

During the six months ended June 30, 2010, we made principal payments of $42.7 million and $5.0 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

Income Tax

At June 30, 2010, we had a liability of $142.3 million for unrecognized tax benefits, $127.2 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income was $1.3 million and $2.5 million for the three and six months ended June 30, 2010, and $1.2 million and $2.6 million for the three and six months ended June 30, 2009, respectively.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the first six months of 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2010, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

August 4, 2010

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

Executive Summary

During 2010, our focus has remained on disciplined top-line growth and capital management. Objectives for the year include:

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

Operating Performance and Capital Management

Our Unum US segment reported an increase in segment operating income of 12.9 percent and 10.7 percent for the second quarter and first six months of 2010 compared to the same periods last year, with the risk experience across our product lines remaining generally stable. The benefit ratio for the Unum US segment for the second quarter and first six months of 2010 was 79.5 percent and 78.9 percent, slightly below the prior year comparable periods, with the year over year improvement in the group disability benefit ratio somewhat offset by a higher benefit ratio in the long-term care product line. Unum US premium income decreased slightly in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009. Similar to 2009, the ongoing high levels of unemployment and the competitive environment continue to pressure our sales and premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting this unfavorable impact on premium growth was higher persistency. Unum US sales, which were also negatively impacted by the economy and the competitive environment, decreased 16.0 percent and 12.5 percent in the second quarter and first six months of 2010 compared to the same periods last year. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales declines of 13.2 percent and 9.8 percent in the second quarter and first six months of 2010 relative to the same periods last year, with growth in group life more than offset by sales declines in group disability. Consistent with the core market sales decline, the number of new accounts added in our core market segment was 7.2 percent and 14.7 percent lower than the number of new accounts added in last year’s second quarter and first six months. Sales in the group large case market segment decreased 53.4 percent and 42.6 percent compared to the second quarter and first six months of 2009, with declines in both group disability and group life. Negatively affecting year over year comparisons is the sale of one particularly large case in the group disability and group life large case market during the second quarter of 2009 as well as the general disruption in the marketplace that provided opportunities for us in the large case and core market segments last year. Sales of voluntary benefits increased 50.8 percent and 14.2 percent relative to last year’s second quarter and first six months, and the number of new accounts increased 28.4 percent and 18.0 percent. Sales from other product lines reported as supplemental and voluntary decreased for the first six months of 2010 relative to the prior year’s first six months, but group long-term care sales increased in the second quarter of 2010 relative to last year’s second quarter. Persistency remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 18.9 percent and 14.7 percent for the second quarter and first six months of 2010, as measured in Unum UK’s local currency, relative to the second quarter and first six months of last year. The decrease was driven by a decline in premium income as well as unfavorable risk results. The decline in premium income resulted primarily from the competitive U.K. market and lower premium growth from existing customers. The benefit ratio for Unum UK was 66.0 percent and 64.5 percent in the second quarter and first six months of 2010 compared to 54.4 percent and 53.8 percent in the second quarter and first six months of 2009, driven by lower premium income as well as unfavorable claim experience relative to last year for both group disability and group life. Overall sales in Unum UK increased 15.8 percent and 14.7 percent compared to the prior year comparable periods, with second quarter growth in both group disability and in group life. The year over year sales growth was led by the group life core market, which we define for Unum UK as employee groups with fewer than 500 lives. Persistency generally improved over the levels of last year.

Our Colonial Life segment reported an increase in segment operating income of 3.6 percent and 3.3 percent for the second quarter and first six months of 2010 relative to the second quarter and first six months of 2009, with premium growth of 6.7 percent and 5.7 percent relative to last year’s comparable periods. Risk results were less favorable than last year, with a benefit ratio of 48.3 percent and 47.7 percent in the second quarter and first six months of 2010 compared to 46.4 percent in both the second quarter and first six months of 2009, driven primarily by unfavorable claim experience in the cancer and critical illness product line. Negatively affecting year over year comparisons is the release of active life reserves in the second quarter of 2009 in our cancer and critical illness product line. Colonial Life’s sales increased 7.6 percent and 8.0 percent relative to last year’s second quarter and first six months, with increases of 6.6 percent and 11.0 percent in new account sales relative to last year’s comparable periods and increases of 8.0 percent and 6.3 percent in existing account sales. The largest sales growth by market segment was in the commercial market segment with fewer than 1,000 lives. The number of new accounts and new agent contracts both increased relative to the second quarter and first six months of 2009, while the average new case size declined. Persistency remains strong and is consistent with prior periods.

Our investment portfolio continues to perform well, with an increase of 5.4 percent and 6.1 percent in net investment income relative to the second quarter and first six months of 2009. The net unrealized gain on our fixed maturity securities was $3.7 billion at the end of the second quarter of 2010, compared to a gain of $2.0 billion at year end 2009 and a loss of $0.5 billion at the end of the second quarter of 2009.

We believe our capital and financial position are very strong. At the end of the second quarter of 2010, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent, compared to 382 percent at the end of 2009. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 19.9 percent at June 30, 2010 compared to 20.5 percent at December 31, 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 23.8 percent at June 30, 2010 compared to 24.8 percent at December 31, 2009. The cash and marketable securities at our holding companies equaled approximately $773 million at the end of the second quarter of 2010, compared to $915 million at the end of 2009. During the second quarter of 2010, we repurchased 5.7 million shares of Unum Group’s common stock under our share repurchase program.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2010.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Revenue
Premium Income	$1,849.8	(1.4)%	$1,875.9	$3,713.0	(1.0)%	$3,748.7
Net Investment Income	629.8	5.4	597.6	1,242.8	6.1	1,171.3
Net Realized Investment Gain (Loss)	(29.5)	(133.8)	87.3	(3.9)	(117.2)	22.7
Other Income	60.5	(10.0)	67.2	120.3	(10.4)	134.2

Total	2,510.6	(4.5)	2,628.0	5,072.2	(0.1)	5,076.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,579.6	(0.3)	1,584.2	3,148.5	(0.4)	3,159.9
Commissions	207.8	(2.2)	212.4	426.1	(0.6)	428.6
Interest and Debt Expense	34.1	12.2	30.4	67.5	7.1	63.0
Deferral of Acquisition Costs	(149.7)	0.7	(148.7)	(304.6)	0.8	(302.3)
Amortization of Deferred Acquisition Costs	135.9	2.3	132.8	277.1	4.7	264.6
Compensation Expense	191.4	(2.4)	196.2	388.7	0.6	386.3
Other Expenses	203.4	(2.9)	209.5	399.6	(3.7)	415.0

Total	2,202.5	(0.6)	2,216.8	4,402.9	(0.3)	4,415.1

Income Before Income Tax	308.1	(25.1)	411.2	669.3	1.1	661.8
Income Tax	98.4	(31.7)	144.0	229.8	0.0	229.7

Net Income	$209.7	(21.5)	$267.2	$439.5	1.7	$432.1

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was slightly lower for the second quarter of 2010 relative to 2009, at 1.486 and 1.533, respectively. For the first six months, the exchange rate was slightly higher for 2010 relative to 2009, at 1.526 and 1.486, respectively. The impact of the difference in exchange rates year over year on the comparability of our consolidated results was not material. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the second quarter and first six months of 2010 includes premium growth, relative to the prior year periods, for our Unum US group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Colonial Life. Our Unum US group disability line of business experienced a decline in premium income relative to the prior year due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for Unum US individual disability – recently issued declined year over year primarily due to lower sales. Unum UK premium income, in local currency, also declined during the second quarter and first six months of 2010 relative to the second quarter and first six months of 2009 due primarily to lower premium growth from existing customers, similar to Unum US. Premium income in the Individual Disability – Closed Block segment, which is a closed block of business, continues its expected decline.

Net investment income was higher in the second quarter and first six months of 2010 relative to the same periods last year due primarily to continued growth in the level of invested assets and higher bond call premiums. We recognized in earnings net realized investment losses of $29.5 million and $3.9 million in the second quarter and first six months of 2010 compared to gains of $87.3 million and $22.7 million in the second quarter and first six months of 2009. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $10.2 million and $10.4 million in the second quarter and first six months of 2010, compared to $55.0 million and $128.6 million in the same periods last year. Of these amounts, all were recognized in earnings other than a loss of $6.9 million in the second quarter and first six months of 2009 which was recognized in other comprehensive income.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the second quarter and first six months of 2010, changes in the fair value of this embedded derivative resulted in realized losses of $23.6 million and $5.3 million, compared to gains of $140.1 million and $163.7 million in the second quarter and first six months of 2009. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

Other income includes fees for administrative services only (ASO) products, which are products where the risk and responsibility for funding claim payments remain with the customer and we only provide services. ASO fees increased 1.4 percent in the second quarter of 2010 relative to the prior year comparable period but declined 5.2 percent for the first six months of 2010 compared to the first six months of 2009.

The benefit ratio was 85.4 percent and 84.8 percent in the second quarter and first six months of 2010 compared to 84.5 percent and 84.3 percent in the second quarter and first six months of 2009, with slightly improved risk results in Unum US but higher benefit ratios in Unum UK and Colonial Life. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense for the second quarter and first six months of 2010 was higher than the prior year’s second quarter and first six months due to higher levels of outstanding debt, partially offset by lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs in the second quarter and first six months of 2010 was generally consistent with the prior year periods, with continued growth in certain of our product lines and the associated increase in deferrable expenses offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs was higher in the second quarter and first six months of 2010 relative to the second quarter and first six months of 2009 due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency for certain issue years in the Unum US supplemental and voluntary lines. Although the rate of persistency for the overall block of business within each of the supplemental and voluntary lines was generally consistent with last year, the persistency for certain individual issue years was less than expected and required additional amortization of deferred acquisition costs.

Other expenses decreased slightly relative to the second quarter and first six months of 2009, primarily due to a decline in our pension costs.

In March 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the first six months of 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change. Our income tax rate for the second quarter of 2010 was low relative to the prior year periods due primarily to tax benefits recognized as a result of our investments in low-income housing tax credit partnerships.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Unum US
Fully Insured Products	$144.1	(15.6)%	$170.7	$307.8	(12.3)%	$351.0
Administrative Services Only (ASO) Products	1.1	(50.0)	2.2	1.7	(41.4)	2.9

Total Unum US	145.2	(16.0)	172.9	309.5	(12.5)	353.9

Unum UK	32.8	11.2	29.5	57.0	16.1	49.1

Colonial Life	83.9	7.6	78.0	157.2	8.0	145.6

Individual Disability - Closed Block	0.2	(50.0)	0.4	0.4	(50.0)	0.8

Consolidated	$262.1	(6.7)	$280.8	$524.1	(4.6)	$549.4

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

We have experienced lower sales growth from some of our product lines during both 2010 and 2009, particularly in the expansion of sales to existing accounts, which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating Revenue by Segment	$2,540.1	$2,540.7	$5,076.1	$5,054.2
Net Realized Investment Gain (Loss)	(29.5)	87.3	(3.9)	22.7

Revenue	$2,510.6	$2,628.0	$5,072.2	$5,076.9

Operating Income by Segment	$337.6	$323.9	$673.2	$639.1
Net Realized Investment Gain (Loss)	(29.5)	87.3	(3.9)	22.7
Income Tax	98.4	144.0	229.8	229.7

Net Income	$209.7	$267.2	$439.5	$432.1

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

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$1,216.5	(0.6)%	$1,223.7	$2,432.6	(0.7)%	$2,450.0
Net Investment Income	318.7	4.8	304.1	623.3	4.7	595.4
Other Income	30.4	1.3	30.0	60.9	(1.1)	61.6

Total	1,565.6	0.5	1,557.8	3,116.8	0.3	3,107.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	966.7	(0.8)	974.2	1,919.3	(1.4)	1,946.8
Commissions	130.6	(1.5)	132.6	266.8	(0.6)	268.4
Interest and Debt Expense	0.3	(40.0)	0.5	0.6	(53.8)	1.3
Deferral of Acquisition Costs	(83.3)	(2.1)	(85.1)	(171.2)	(2.3)	(175.3)
Amortization of Deferred Acquisition Costs	82.7	1.7	81.3	169.3	5.7	160.1
Other Expenses	252.6	(4.0)	263.0	516.8	(2.6)	530.8

Total	1,349.6	(1.2)	1,366.5	2,701.6	(1.1)	2,732.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$216.0	12.9	$191.3	$415.2	10.7	$374.9

Operating Ratios (% of Premium Income):
Benefit Ratio	79.5%		79.6%	78.9%		79.5%
Other Expense Ratio	20.8%		21.5%	21.2%		21.7%
Before-tax Operating Income Ratio	17.8%		15.6%	17.1%		15.3%

Unum US Sales

(in millions of dollars)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$32.2	(40.7)%	$54.3	$59.8	(30.5)%	$86.0
Group Short-term Disability	17.1	(11.9)	19.4	31.4	(11.0)	35.3
Group Life	36.3	(25.3)	48.6	64.8	(19.4)	80.4
AD&D	3.7	(27.5)	5.1	7.2	(10.0)	8.0

Subtotal	89.3	(29.9)	127.4	163.2	(22.2)	209.7

Supplemental and Voluntary
Individual Disability - Recently Issued	10.3	(11.2)	11.6	19.9	(27.1)	27.3
Group Long-term Care	5.2	6.1	4.9	10.6	(10.9)	11.9
Individual Long-term Care	0.1	(87.5)	0.8	0.1	(95.7)	2.3
Voluntary Benefits	39.2	50.8	26.0	114.0	14.2	99.8

Subtotal	54.8	26.6	43.3	144.6	2.3	141.3

Total Fully Insured Products	144.1	(15.6)	170.7	307.8	(12.3)	351.0

ASO Products	1.1	(50.0)	2.2	1.7	(41.4)	2.9

Total Sales	$145.2	(16.0)	$172.9	$309.5	(12.5)	$353.9

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$64.6	(13.2)%	$74.4	$117.7	(9.8)%	$130.5
Large Case Market	24.7	(53.4)	53.0	45.5	(42.6)	79.2

Subtotal	89.3	(29.9)	127.4	163.2	(22.2)	209.7

Supplemental and Voluntary	54.8	26.6	43.3	144.6	2.3	141.3

Total Fully Insured Products	144.1	(15.6)	170.7	307.8	(12.3)	351.0

ASO Products	1.1	(50.0)	2.2	1.7	(41.4)	2.9

Total Sales	$145.2	(16.0)	$172.9	$309.5	(12.5)	$353.9

Unum US sales, which were negatively impacted by the current economic conditions and the competitive environment, decreased 16.0 percent and 12.5 percent in the second quarter and first six months of 2010 compared to the same periods last year. The comparison to the same periods of 2009 is challenging as the prior period sales results in our group large case and core market segments were unusually high, due in part to the disruption in the marketplace that provided opportunities for us in these markets last year. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, decreased 13.2 percent and 9.8 percent in the second quarter and first six months of 2010 compared to the same periods last year, with lower group long-term and short-term disability sales partially offset by an increase in group life sales. The number of new accounts added in our core market segment was 7.2 percent and 14.7 percent lower than the number added during the second quarter and first six months of 2009. Sales in the group large case market segment decreased 53.4 percent and 42.6 percent compared to the second quarter and first six months of 2009, due in part to one large case sold in the second quarter of 2009. Our year-to-date sales mix is approximately 72 percent core market and 28 percent large case market, with a full-year targeted market distribution mix of 68 percent core/32 percent large case.

Sales of voluntary benefits increased 50.8 percent and 14.2 percent in the second quarter and first six months of 2010, and the number of new accounts increased 28.4 percent and 18.0 percent compared to the second quarter and first six months of 2009. Sales for our individual disability line of business, primarily in the multi-life market, decreased 11.2 percent and 27.1 percent in the second quarter and first six months of 2010 compared to the same periods of 2009. Sales of group long-term care increased 6.1 percent in the second quarter of 2010 but decreased 10.9 percent in the first six months of 2010 compared to the same periods of 2009. We discontinued selling individual long-term care during 2009.

We intend to continue our focus on our group core market segment and the voluntary products market, maintaining our ongoing strategy for pricing, renewals, business mix, and risk selection. We will also seek disciplined growth in our group large case, individual disability, and group long-term care markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$413.1	(4.7)%	$433.4	$828.7	(4.9)%	$871.5
Group Short-term Disability	107.6	0.0	107.6	213.8	(0.7)	215.2

Total Premium Income	520.7	(3.8)	541.0	1,042.5	(4.1)	1,086.7
Net Investment Income	155.9	(3.5)	161.6	307.2	(3.4)	318.1
Other Income	21.6	(0.9)	21.8	43.3	(4.2)	45.2

Total	698.2	(3.6)	724.4	1,393.0	(3.9)	1,450.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	440.6	(6.4)	470.8	879.9	(7.5)	951.2
Commissions	39.6	(4.6)	41.5	80.7	(3.5)	83.6
Interest and Debt Expense	0.3	(40.0)	0.5	0.6	(53.8)	1.3
Deferral of Acquisition Costs	(15.0)	(5.1)	(15.8)	(31.0)	(1.9)	(31.6)
Amortization of Deferred Acquisition Costs	16.3	(4.7)	17.1	32.7	(3.8)	34.0
Other Expenses	132.3	(6.8)	142.0	270.2	(5.4)	285.5

Total	614.1	(6.4)	656.1	1,233.1	(6.9)	1,324.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$84.1	23.1	$68.3	$159.9	26.9	$126.0

Operating Ratios (% of Premium Income):
Benefit Ratio	84.6%		87.0%	84.4%		87.5%
Other Expense Ratio	25.4%		26.2%	25.9%		26.3%
Before-tax Operating Income Ratio	16.2%		12.6%	15.3%		11.6%

Premium Persistency:
Group Long-term Disability				90.2%		88.2%
Group Short-term Disability				89.2%		89.0%

Case Persistency:
Group Long-term Disability				88.3%		87.6%
Group Short-term Disability				87.4%		86.7%

Group disability premium income decreased in the second quarter and first six months of 2010 compared to the same periods of 2009, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term and short-term disability compared to the second quarter and first six months of 2009. Net investment income was lower in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income includes ASO fees of $14.6 million and $14.4 million for the second quarters of 2010 and 2009, respectively, and $28.9 million and $30.5 million for the first six months of 2010 and 2009.

The benefit ratio for the second quarter and first six months of 2010 was lower than the benefit ratio for the prior year periods due primarily to a higher rate of claim recoveries for group long-term disability, offset partially by an increase in claim incidence rates for group long-term and short-term disability. Incidence rates for the second quarter and first six months of 2010 were higher than the comparable periods of 2009 but lower than the last half of 2009.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in the second quarter and first six months of 2010 relative to the same periods of 2009 due to lower rates of interest on the floating rate debt and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral of acquisition costs in the second quarter and first six months of 2010 was lower than in the same periods of 2009 due to lower sales. The amortization of acquisition costs in the second quarter and first six months of 2010 was lower than the same periods of 2009 due to a decrease in amortization related to internal replacement transactions. The other expense ratio decreased in the second quarter and first six months of 2010 relative to the same periods of 2009, despite the decline in premium income, due to our continued focus on expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Life	$271.4	2.6%	$264.6	$541.5	2.8%	$526.8
Accidental Death & Dismemberment	26.3	(3.3)	27.2	52.3	(1.3)	53.0

Total Premium Income	297.7	2.0	291.8	593.8	2.4	579.8
Net Investment Income	31.5	(1.9)	32.1	63.3	0.3	63.1
Other Income	0.6	0.0	0.6	1.2	9.1	1.1

Total	329.8	1.6	324.5	658.3	2.2	644.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	209.4	1.8	205.7	415.9	2.2	406.8
Commissions	21.4	(1.4)	21.7	43.7	1.4	43.1
Deferral of Acquisition Costs	(12.4)	2.5	(12.1)	(25.2)	5.0	(24.0)
Amortization of Deferred Acquisition Costs	11.0	(4.3)	11.5	23.0	(0.4)	23.1
Other Expenses	48.9	(0.2)	49.0	98.2	0.2	98.0

Total	278.3	0.9	275.8	555.6	1.6	547.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$51.5	5.7	$48.7	$102.7	5.9	$97.0

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.5%	70.0%		70.2%
Other Expense Ratio	16.4%		16.8%	16.5%		16.9%
Before-tax Operating Income Ratio	17.3%		16.7%	17.3%		16.7%

Premium Persistency:
Group Life				92.1%		87.1%
Accidental Death & Dismemberment				90.7%		88.7%

Case Persistency:
Group Life				88.3%		87.5%
Accidental Death & Dismemberment				88.3%		87.4%

Premium income for group life and accidental death and dismemberment increased in the second quarter and first six months of 2010 relative to the same periods of 2009, due primarily to favorable premium persistency and case persistency. Premium and case persistency for the group life product line increased in both the core and large case market segments. Net investment income was generally consistent with the levels of the prior year periods.

The benefit ratio in the second quarter and first six months of 2010 was slightly lower than the same periods of 2009, with consistent risk experience in group life and a lower benefit ratio for accidental death and dismemberment due to lower claim incidence rates.

The deferral of acquisition costs increased in the second quarter and first six months of 2010 compared to the same periods of 2009 due primarily to an increase in the level of deferrable expenses. The amortization of acquisition costs in the second quarter and first six months of 2010 was lower than the same periods of 2009 due to a decrease in amortization related to internal replacement transactions.

The other expense ratio decreased in the second quarter and first six months of 2010 in comparison to the same periods of 2009 due to a consistent level of expenses and an increase in premium income.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$114.4	(3.2)%	$118.2	$232.8	(2.2)%	$238.1
Long-term Care	149.5	0.4	148.9	298.7	0.6	296.9
Voluntary Benefits	134.2	8.4	123.8	264.8	6.6	248.5

Total Premium Income	398.1	1.8	390.9	796.3	1.6	783.5
Net Investment Income	131.3	18.9	110.4	252.8	18.0	214.2
Other Income	8.2	7.9	7.6	16.4	7.2	15.3

Total	537.6	5.6	508.9	1,065.5	5.2	1,013.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	316.7	6.4	297.7	623.5	5.9	588.8
Commissions	69.6	0.3	69.4	142.4	0.5	141.7
Deferral of Acquisition Costs	(55.9)	(2.3)	(57.2)	(115.0)	(3.9)	(119.7)
Amortization of Deferred Acquisition Costs	55.4	5.1	52.7	113.6	10.3	103.0
Other Expenses	71.4	(0.8)	72.0	148.4	0.7	147.3

Total	457.2	5.2	434.6	912.9	6.0	861.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$80.4	8.2	$74.3	$152.6	0.5	$151.9

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	53.5%		52.1%	52.0%		52.2%
Long-term Care	120.3%		111.8%	118.5%		109.6%
Voluntary Benefits	56.3%		56.2%	56.0%		56.0%
Other Expense Ratio	17.9%		18.4%	18.6%		18.8%
Before-tax Operating Income Ratio	20.2%		19.0%	19.2%		19.4%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	32.8%		33.7%	31.7%		34.0%
Long-term Care	80.8%		77.5%	79.6%		75.9%

Premium Persistency:
Individual Disability - Recently Issued				89.8%		89.9%
Long-term Care				95.5%		94.8%
Voluntary Benefits				80.9%		79.0%

Premium income in total for these product lines increased in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to sales growth in the voluntary benefits product line and stable premium persistency for all of the product lines. Premium income for individual disability – recently issued declined year over year primarily due to lower sales. Net investment income increased in the second quarter and first six months of 2010 relative to the prior year periods due to growth in the level of assets supporting these lines of business, higher bond call premiums, and an increase in our earned yield.

The interest adjusted loss ratio for the individual disability – recently issued line of business declined in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to a higher rate of claim recoveries, partially offset by higher claim incidence rates. The interest adjusted loss ratio for long-term care increased in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to higher paid benefits and an increase in the active life reserve. The benefit ratio for voluntary benefits in the second quarter and first six months of 2010 remained relatively consistent with the same periods of 2009.

The deferral of acquisition costs decreased in the second quarter and first six months of 2010 as compared to the same periods of 2009 due to the decrease in acquisition-related expenses related to our individual long-term care line of business, which we discontinued selling in 2009, and lower acquisition costs from enrollment expenses in our voluntary product line. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2010 relative to the same periods of 2009 due to an acceleration of amortization resulting from lower persistency for certain issue years in certain of the product lines.

The other expense ratio decreased in the second quarter and first six months of 2010 compared to the same periods of 2009 due to higher premium income and a consistent level of expenses.

Segment Outlook

During the first six months of 2010, we continued to experience an unfavorable impact on premium and sales growth, particularly growth in existing customer accounts, which we attribute to the current economic environment. Partially offsetting this unfavorable impact on premiums was higher than expected premium and case persistency in our group lines of business. We believe this is temporary in nature and that persistency will return to historical levels in 2011. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income during the remainder of 2010 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We experienced slightly elevated levels of disability claims incidence in the first half of 2010 relative to the same period last year, although at levels below the second half of 2009. However, we are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly.

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

During the remainder of 2010, we will continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We believe we are well-positioned strategically in our markets and that opportunities for growth exist in our group core market segment and in the voluntary markets. We will continue to manage our value businesses, which we define as the group large case market, individual disability, and long-term care product lines, in a disciplined manner for market growth and profitability. While the current economic conditions have impacted our ability to grow premium income, we expect to achieve a slight increase in premium income for 2010. We anticipate that the benefit ratio in our group disability product line will continue to level out during the remainder of 2010. We think future margin improvement is achievable, although at a slower rate of growth than was achieved for 2009, driven primarily by our ongoing product mix shift and the growth of our voluntary benefits product line.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$105.0	(19.5)%	$130.4	$219.2	(13.8)%	$254.2
Group Life	39.5	14.2	34.6	82.3	24.5	66.1
Individual Disability	8.4	0.0	8.4	17.2	6.8	16.1

Total Premium Income	152.9	(11.8)	173.4	318.7	(5.3)	336.4
Net Investment Income	43.1	25.7	34.3	82.9	35.5	61.2
Other Income	0.4	(33.3)	0.6	0.9	(25.0)	1.2

Total	196.4	(5.7)	208.3	402.5	0.9	398.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.9	7.0	94.3	205.5	13.5	181.1
Commissions	9.9	(14.7)	11.6	20.2	(9.0)	22.2
Deferral of Acquisition Costs	(7.2)	2.9	(7.0)	(13.8)	5.3	(13.1)
Amortization of Deferred Acquisition Costs	6.6	(14.3)	7.7	13.4	(9.5)	14.8
Other Expenses	33.3	(3.2)	34.4	63.7	(0.8)	64.2

Total	143.5	1.8	141.0	289.0	7.4	269.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$52.9	(21.4)	$67.3	$113.5	(12.4)	$129.6

Operating Ratios (% of Premium Income):
Benefit Ratio	66.0%		54.4%	64.5%		53.8%
Other Expense Ratio	21.8%		19.8%	20.0%		19.1%
Before-tax Operating Income Ratio	34.6%		38.8%	35.6%		38.5%

Persistency:
Group Long-term Disability				90.7%		88.8%
Group Life				92.0%		77.5%
Individual Disability				88.9%		87.5%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as in the second quarter of 2010, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, as in the first six months of 2010, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	£70.4	(16.1)%	£83.9	£143.5	(15.6)%	£170.1
Group Life	26.5	19.4	22.2	53.9	22.2	44.1
Individual Disability	5.6	1.8	5.5	11.2	2.8	10.9

Total Premium Income	102.5	(8.2)	111.6	208.6	(7.3)	225.1
Net Investment Income	28.9	30.2	22.2	54.3	32.8	40.9
Other Income	0.3	(25.0)	0.4	0.7	(12.5)	0.8

Total	131.7	(1.9)	134.2	263.6	(1.2)	266.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	67.5	11.8	60.4	134.4	11.3	120.8
Commissions	6.6	(13.2)	7.6	13.2	(11.4)	14.9
Deferral of Acquisition Costs	(4.9)	8.9	(4.5)	(9.1)	4.6	(8.7)
Amortization of Deferred Acquisition Costs	4.5	(10.0)	5.0	8.8	(11.1)	9.9
Other Expenses	22.4	2.8	21.8	41.9	(1.9)	42.7

Total	96.1	6.4	90.3	189.2	5.3	179.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£35.6	(18.9)	£43.9	£74.4	(14.7)	£87.2

Weighted Average Pound/Dollar
Exchange Rate	1.486		1.533	1.526		1.486

Premium income declined in the second quarter and first six months of 2010 relative to the same periods of 2009 due to a decline in the in-force block of group long-term disability business primarily as a result of lower premium growth from existing customers. The decline in group long-term disability premium income was partially offset by increased premium income for group life due to higher sales and improved persistency.

Net investment income increased in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to an increase in inflation which increased the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was generally offset by an increase in the reserves for future claims payments related to the inflation index-linked group policies.

The benefit ratio increased in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to an increase in claim size for the dependent life block of group life business, the impact of higher inflation on claim reserves associated with group policies containing an inflation-linked benefit increase feature as discussed above, a slight increase in claim incidence for group long-term disability, and a decrease in premium income.

The deferral of acquisition costs in the second quarter and first six months of 2010 increased in comparison to the same periods of 2009 due to a higher level of deferrable expenses resulting from increased sales. The decrease in amortization of deferred acquisition costs in the second quarter and first six months of 2010 relative to the same periods of 2009 is due primarily to a decrease in amortization related to internal replacement transactions.

The other expense ratio in the second quarter and first six months of 2010 increased in comparison to the same periods of 2009 due to lower premium income, partially offset by lower expenses.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)

	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Group Long-term Disability	$15.4	(0.6)%	$15.5	$27.6	(13.2)%	$31.8
Group Life	16.1	27.8	12.6	27.0	83.7	14.7
Individual Disability	1.3	(7.1)	1.4	2.4	(7.7)	2.6

Total Sales	$32.8	11.2	$29.5	$57.0	16.1	$49.1

Group Long-term Disability	£10.3	3.0%	£10.0	£18.1	(15.0)%	£21.3
Group Life	10.8	33.3	8.1	17.7	84.4	9.6
Individual Disability	0.9	0.0	0.9	1.6	(5.9)	1.7

Total Sales	£22.0	15.8	£19.0	£37.4	14.7	£32.6

Sales in Unum UK increased in the second quarter of 2010 compared to the same period of 2009. The sales growth in group life was attributable to sales growth in the core market, which we define for Unum UK as employee groups with fewer than 500 lives. We also experienced slightly higher sales to existing customers in the group life line of business but slightly lower sales in the group life large case market. The increase in sales in the group long-term disability line of business was attributable to increased sales to existing customers and slightly higher core market sales, partially offset by lower sales in the large case market.

Sales in Unum UK increased in the first six months of 2010 compared to the same period of 2009. The sales growth in group life was attributable to sales growth in the core and large case markets as well as higher sales to existing customers. The decrease in sales in the group long-term disability line of business was attributable to a decline in sales in the large case market, partially offset by higher core market sales.

Segment Outlook

During the first six months of 2010, we experienced an unfavorable impact on premium growth as a result of the challenging economic environment. We expect this may continue in the near term if current economic conditions in the U.K. persist. Our premium growth, as well as our sales growth, could also be further impacted by a prolonged competitive pricing environment in the U.K. We experienced slightly elevated levels of disability claim incidence in the first half of 2010 relative to the comparable period of last year, primarily because 2009 claim incidence was below our long-term trends. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

During the remainder of 2010, we will continue to maintain our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong market leadership position in the U.K. during 2010. In the current competitive market and economic environment, we continue to have a cautious outlook for premium growth. We anticipate returning to more normalized levels of premium growth through continued favorable persistency and increased sales to existing and new customers, commensurate with the timing of the U.K. economic recovery. Due to the disciplined cost management process we have implemented, we intend to continue to align our operating expenses with premium growth through the implementation of expense efficiencies. During the remainder of 2010, we expect our margins to continue at a favorable level, but below the level of 2009.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$164.2	6.1%	$154.8	$327.0	4.9%	$311.6
Life	44.1	8.1	40.8	87.6	6.8	82.0
Cancer and Critical Illness	59.4	7.6	55.2	118.2	6.9	110.6

Total Premium Income	267.7	6.7	250.8	532.8	5.7	504.2
Net Investment Income	29.3	3.2	28.4	59.2	5.7	56.0
Other Income	0.1	(50.0)	0.2	0.3	0.0	0.3

Total	297.1	6.3	279.4	592.3	5.7	560.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	129.4	11.2	116.4	254.2	8.8	233.7
Commissions	54.5	2.6	53.1	112.2	4.5	107.4
Deferral of Acquisition Costs	(59.2)	4.6	(56.6)	(119.6)	5.0	(113.9)
Amortization of Deferred Acquisition Costs	46.6	6.4	43.8	94.4	5.2	89.7
Other Expenses	51.9	1.0	51.4	104.2	2.8	101.4

Total	223.2	7.3	208.1	445.4	6.5	418.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$73.9	3.6	$71.3	$146.9	3.3	$142.2

Operating Ratios (% of Premium Income):
Benefit Ratio	48.3%		46.4%	47.7%		46.4%
Other Expense Ratio	19.4%		20.5%	19.6%		20.1%
Before-tax Operating Income Ratio	27.6%		28.4%	27.6%		28.2%

Persistency:
Accident, Sickness, and Disability				76.5%		73.6%
Life				85.5%		84.7%
Cancer and Critical Illness				84.9%		83.1%

Premium income increased in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to increased sales and favorable persistency. Net investment income increased in the second quarter and first six months of 2010 in comparison to the same periods of 2009 due to growth in the level of assets and an increase in income from partnership investments and mortgage loan fees.

The benefit ratio increased in the second quarter and first six months of 2010 relative to the same periods of 2009, with higher benefit ratios in the accident, sickness, and disability and cancer and critical illness lines of business partially offset by a lower benefit ratio in the life line of business. The increase in the accident, sickness, and disability benefit ratio results from an increase in the active life reserve as well as a slightly higher level of claim incidence. The increase in the benefit ratio for the cancer and critical illness product line is due primarily to the continued higher levels of large claims on the older block of cancer products. The cancer and critical illness benefit ratio for the second quarter and the first six months of 2009 was favorably impacted by the release of active life reserves that was partially offset by an increase in disabled life reserves associated with the older cancer products. The life benefit ratio decrease is due primarily to a lower level of claim incidence.

Commissions and the deferral of acquisition costs increased in the second quarter and first six months of 2010 compared to the same periods of 2009 due primarily to increased sales. The amortization of deferred acquisition costs in the second quarter and first six months of 2010 was higher relative to the same periods of 2009 due to the continued increase in the level of deferred acquisition costs as well as the fluctuation in amortization related to certain of our interest-sensitive policies.

The operating expense ratio decreased in the second quarter and first six months of 2010 compared to the same periods of 2009 due primarily to a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Accident, Sickness, and Disability	$56.1	10.0%	$51.0	$104.8	9.9%	$95.4
Life	15.8	3.3	15.3	30.1	6.4	28.3
Cancer and Critical Illness	12.0	2.6	11.7	22.3	1.8	21.9

Total Sales	$83.9	7.6	$78.0	$157.2	8.0	$145.6

Colonial Life’s sales in the second quarter and first six months of 2010 increased 7.6 percent and 8.0 percent relative to the same periods of 2009. New account sales increased 6.6 percent and 11.0 percent, and existing account sales increased 8.0 percent and 6.3 percent in the second quarter and first six months of 2010 relative to the comparable prior year periods. Sales increased 13.4 percent and 11.6 percent in the second quarter and first six months of 2010 in the commercial market, driven primarily by sales growth in the core market segment, which we define as accounts with fewer than 1,000 lives. In the public sector market, sales declined 12.5 percent and 5.9 percent in the second quarter and first six months of 2010 compared to the same periods of 2009. The number of new accounts in the second quarter and first six months of 2010 increased 13.6 percent and 21.2 percent relative to the same periods of 2009, while the average new case size declined.

Segment Outlook

During the first six months of 2010, our premium growth was modest relative to historical trends due to sluggish sales growth in 2009 and 2008. While we are encouraged by our year-to-date 2010 sales results, slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first six months of 2010, we have experienced a slight increase in claim incidence levels in the accident, sickness, and disability line. However, there was not a concentration in any particular market sector. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

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

During the remainder of 2010, we will continue with our commitment to fostering our risk management culture while we seek to further expand our market opportunities. While we expect premium growth to be modest in the near term, strong profit margins are expected to continue, although we expect our overall benefit ratio for 2010 to return to more historical levels and be slightly elevated relative to the favorable risk experience of 2009 and 2008. We believe premium growth will reaccelerate as the economy improves and employment growth resumes.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$212.5	(6.8)%	$228.0	$426.5	(6.8)%	$457.6
Net Investment Income	187.3	(0.1)	187.4	378.0	1.1	373.8
Other Income	23.1	(10.5)	25.8	44.6	(15.4)	52.7

Total	422.9	(4.1)	441.2	849.1	(4.0)	884.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	364.6	(3.1)	376.3	729.2	(3.1)	752.5
Commissions	12.8	(13.5)	14.8	26.5	(12.0)	30.1
Interest and Debt Expense	3.0	(30.2)	4.3	5.8	(42.6)	10.1
Other Expenses	30.1	(15.9)	35.8	63.5	(9.4)	70.1

Total	410.5	(4.8)	431.2	825.0	(4.4)	862.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$12.4	24.0	$10.0	$24.1	13.1	$21.3

Interest Adjusted Loss Ratio	85.4%		82.0%	85.0%		81.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.2%		15.7%	14.9%		15.3%
Before-tax Operating Income Ratio	5.8%		4.4%	5.7%		4.7%

Premium Persistency				93.4%		93.6%

The decrease in premium income for the second quarter and first six months of 2010 relative to the same periods of 2009 is due to the expected run-off of this block of closed business due to expected policy terminations and maturities. Net investment income for the second quarter and first six months of 2010 was relatively constant when compared to the same periods of 2009, with higher bond call premiums mostly offset by lower interest rates on floating rate assets, a lower level of assets supporting this closed block of business, and a lower earned yield.

Other income decreased in the second quarter and first six months of 2010 relative to the same periods of 2009 due to less favorable results from certain blocks of reinsured business, including less favorable investment results from portfolios held by those ceding companies to support the blocks we have reinsured.

The interest adjusted loss ratio for the second quarter and first six months of 2010 increased relative to the same periods of 2009 due to lower claim recoveries, partially offset by lower claim incidence rates. Interest and debt expense in the second quarter and first six months of 2010 decreased from the same periods of 2009 due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

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

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$0.2	N.M. %	$0.0	$2.4	N.M. %	$0.5
Net Investment Income	51.4	18.4	43.4	99.4	17.1	84.9
Other Income	6.5	(38.7)	10.6	13.6	(26.1)	18.4

Total	58.1	7.6	54.0	115.4	11.2	103.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	18.0	(21.7)	23.0	40.3	(12.0)	45.8
Commissions	0.0	(100.0)	0.3	0.4	(20.0)	0.5
Interest and Debt Expense	30.8	20.3	25.6	61.1	18.4	51.6
Other Expenses	26.9	27.5	21.1	40.1	15.2	34.8

Total	75.7	8.1	70.0	141.9	6.9	132.7

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(17.6)	(10.0)	$(16.0)	$(26.5)	8.3	$(28.9)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $27.4 million and $51.1 million in the second quarter and first six months of 2010 compared to $17.5 million and $35.3 million in the same periods of 2009. Operating losses were $13.0 million and $30.1 million in the second quarter and first six months of 2010 compared to $24.7 million and $46.3 in the same periods of 2009.

The increase in operating revenue in the second quarter and first six months of 2010 compared to the same periods of 2009 is due primarily to higher in net investment income resulting from higher asset levels and an increase in the earned yield.

Interest and debt expense increased in the second quarter and first six months of 2010 compared to the same periods of 2009 due primarily to the September 2009 issuance of $350.0 million of 7.125% senior notes, partially offset by the repayment of $108.2 million of 5.859% senior notes during the second quarter of 2009 and the repayment of $10.0 million of 7.08% medium-term notes due 2024 during the first quarter of 2010.

Other expenses were $9.6 million and $20.1 million in the second quarter and first six months of 2010 compared to $16.6 million and $30.0 million in the same periods of 2009. The decrease in other expenses is due primarily to lower pension costs.

Insurance Product Results

Operating revenue for our insurance products was $30.7 million and $64.3 million in the second quarter and first six months of 2010 compared to $36.5 million and $68.5 million in the same periods of 2009, with premium income higher in the first six months of 2010 due to a refund of premium from the reinsurance pools. These closed lines of business had an operating loss of $4.6 million in the second quarter of 2010 and operating income of $3.6 million in the first six months of 2010 compared to operating income of $8.7 million and $17.4 million in the same periods of 2009. Other expenses were higher in the second quarter and first six months of 2010 compared to the same periods of 2009 due to increased litigation costs.

Segment Outlook

The general economic outlook for corporate bond defaults continues to improve relative to recent quarters. However, as part of our risk management program, we have tested whether our capital plans have sufficient cushion to absorb possible losses. We believe we are well-positioned due to the strong capital position at our insurance subsidiaries and holding companies, as well as our on-going capital generation. During the remainder of 2010, we will continue our disciplined approach to risk management.

Interest and debt expense will be higher in 2010 as compared to 2009 due to the issuance of debt in September 2009. We do not expect litigation costs to remain at the elevated level of the first six months of 2010. Pension expense for full year 2010 is expected to be approximately $15.0 million lower than the level of 2009.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed or mortgage-backed securities portfolios. At June 30, 2010, we held $3.4 million fair value ($3.4 million amortized cost) of collateralized debt obligations within our public bond portfolio. We had $188.4 million fair value ($184.8 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $337.7 million fair value ($356.9 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009.

Investment Results

Net investment income increased 5.4 percent and 6.1 percent in the second quarter and first six months of 2010 relative to the same periods of 2009 due primarily to continued growth in the level of invested assets and higher bond call premiums. The duration weighted book yield on the fixed income securities in our investment portfolio was 6.76 percent as of June 30, 2010, and the weighted average credit rating was A3. This compares to a yield of 6.74 percent as of December 31, 2009 and a weighted average credit rating of A3. At June 30, 2010, the weighted average duration of our policyholder liability portfolio was approximately 8.32 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 6.99 years, the difference of which is moderately outside our investment policy guidelines. We continue to review our investment strategy for our products and our tolerance levels relative to this mismatch.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Fixed Maturity Securities
Gross Gains on Sales	$11.4	$11.3	$29.4	$15.3
Gross Losses on Sales	(7.2)	(29.0)	(21.7)	(45.8)
Other-Than-Temporary Impairment Loss	(10.2)	(48.1)	(10.4)	(121.7)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.6	1.9	6.6	3.2
Gross Losses on Sales	(0.3)	(0.2)	(0.8)	(0.3)
Impairment Loss	(1.2)	(1.0)	(1.7)	(4.0)
Embedded Derivative in Modified Coinsurance Arrangement	(23.6)	140.1	(5.3)	163.7
Other Derivatives	0.0	12.3	0.0	12.3

Net Realized Investment Gain (Loss)	$(29.5)	$87.3	$(3.9)	$22.7

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During the first six months of 2010, we recognized an other-than-temporary impairment loss of $10.2 million on securities issued by a Netherlands financial services company. The company recorded significant impairment losses in its securities and real estate portfolios during 2009 and 2008 and required a significant amount of government aid. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

•

During the first six months of 2009, we recognized an other than temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues are generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production cuts. The U.S. government made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faced increased challenges. In March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During the first six months of 2009, we recognized an other-than-temporary impairment loss of $12.6 million on securities issued by a U.K. financial institution. During 2008, a significant decrease in funding liquidity ultimately required the U.K. government to nationalize this institution. In this process, the government provided guarantees on deposits, senior debt, and loans. In the first quarter of 2009, the company announced it had developed a plan for a legal and capital restructuring of the company, which it expected to complete in the second half of 2009. During the second quarter of 2009, the company submitted its plan to the EC and requested permission to begin the program under EC competition rules. The EC released various aspects of the company’s restructuring plan, which included splitting the company into multiple entities. It appeared we would be unable to recover the entire cost basis of our securities, which are subordinate to the government’s debt as well as other creditors. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first six months of 2010.

•

During the first six months of 2009, we recognized a loss of $14.2 million on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

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

The changes in fair value of this embedded derivative recognized as realized gains during the first six months of 2010 and 2009 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(122.7) million at June 30, 2010, compared to $(117.4) million at December 31, 2009, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value composition by internal industry classification of our fixed maturity security portfolio and the associated unrealized gains and losses are as follows:

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,150.6	$115.0	$447.8	$39.6	$1,702.8	$154.6
Capital Goods	3,495.5	353.0	504.9	21.2	2,990.6	374.2
Communications	2,643.0	303.8	294.4	18.3	2,348.6	322.1
Consumer Cyclical	1,324.1	71.1	307.5	29.5	1,016.6	100.6
Consumer Non-Cyclical	5,208.7	601.4	279.7	15.6	4,929.0	617.0
Energy (Oil & Gas)	3,143.4	374.0	208.3	25.8	2,935.1	399.8
Financial Institutions	3,246.7	71.5	1,183.6	64.3	2,063.1	135.8
Mortgage/Asset-Backed	3,640.0	385.8	113.8	1.0	3,526.2	386.8
Sovereigns	1,401.3	166.2	7.5	0.0	1,393.8	166.2
Technology	851.9	95.3	125.2	5.3	726.7	100.6
Transportation	1,004.5	137.8	46.8	2.9	957.7	140.7
U.S. Government Agencies and Municipalities	2,057.3	176.2	233.3	23.3	1,824.0	199.5
Utilities	9,546.9	895.6	851.0	28.5	8,695.9	924.1
Redeemable Preferred Stocks	46.4	(1.4)	20.2	2.6	26.2	1.2

Total	$39,760.3	$3,745.3	$4,624.0	$277.9	$35,136.3	$4,023.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2010 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2010. The elevated level of unrealized losses at June 30, 2009 resulted primarily from the significant widening of credit spreads that occurred in the overall market.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of June 30, 2010

(in millions of dollars)

	2010		2009
	June 30	March 31	December 31	September 30	June 30
Fair value < 100% >= 70% of Amortized Cost

<= 90 days	$31.8	$22.3	$62.7	$5.5	$19.8
> 90 <= 180 days	1.2	42.0	4.5	1.7	30.2
> 180 <= 270 days	9.0	1.4	2.3	0.2	47.2
> 270 days <= 1 year	0.0	2.1	3.7	2.1	133.4
> 1 year <= 2 years	4.2	45.8	84.2	132.6	367.4
> 2 years <= 3 years	27.9	43.3	105.4	155.9	303.2
> 3 years	92.1	128.2	160.6	170.3	435.0

Sub-total	166.2	285.1	423.4	468.3	1,336.2

Fair value < 70% >= 40% of Amortized Cost

<= 90 days	0.0	0.0	0.0	0.0	0.0
> 90 <= 180 days	0.0	0.0	0.0	0.0	0.0
> 180 <= 270 days	0.0	0.0	0.0	0.0	3.0
> 270 days <= 1 year	0.0	0.0	0.0	2.7	0.0
> 1 year <= 2 years	2.6	6.3	16.5	0.0	87.1
> 2 years <= 3 years	0.0	11.1	0.2	2.2	94.8
> 3 years	0.0	0.5	2.4	0.4	39.2

Sub-total	2.6	17.9	19.1	5.3	224.1

Fair Value < 40%

> 270 days <= 1 year	0.0	0.0	0.0	0.0	0.0
> 1 year <= 2 years	0.0	0.0	0.0	0.0	0.0
> 2 years <= 3 years	0.0	0.0	0.0	0.0	0.0
> 3 years	0.0	0.0	0.5	0.6	0.6

Sub-total	0.0	0.0	0.5	0.6	0.6

Total	$168.8	$303.0	$443.0	$474.2	$1,560.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

As of June 30, 2010

(in millions of dollars)

	2010		2009
	June 30	March 31	December 31	September 30	June 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$8.8	$3.8	$0.1	$0.0	$1.4
> 90 <= 180 days	1.4	0.0	0.0	0.4	0.7
> 180 <= 270 days	0.0	0.0	0.1	0.1	25.9
> 270 days <= 1 year	0.0	0.0	0.0	14.9	23.1
> 1 year <= 2 years	12.3	13.8	48.0	80.8	121.9
> 2 years <= 3 years	41.5	48.8	45.7	64.2	59.5
> 3 years	38.7	23.0	24.3	21.3	34.2

Sub-total	102.7	89.4	118.2	181.7	266.7

Fair value < 70% >= 40% of amortized cost

> 90 <= 180 days	0.0	0.0	0.0	0.0	0.0
> 180 <= 270 days	0.0	0.0	0.0	0.0	8.8
> 270 days <= 1 year	0.0	0.0	0.0	7.1	9.7
> 1 year <= 2 years	0.0	9.9	10.9	48.4	121.0
> 2 years <= 3 years	4.2	1.4	1.3	25.2	38.7
> 3 years	2.2	12.2	19.7	48.9	74.1

Sub-total	6.4	23.5	31.9	129.6	252.3

Fair Value < = 40%

> 180 <= 270 days	0.0	0.0	0.0	0.0	0.0
> 270 days <= 1 year	0.0	0.0	0.0	0.0	0.0
> 1 year <= 2 years	0.0	0.0	0.0	0.0	0.0
> 2 years <= 3 years	0.0	0.0	0.0	0.0	12.1
> 3 years	0.0	0.0	0.0	0.0	0.0

Sub-total	0.0	0.0	0.0	0.0	12.1

Total	$109.1	$112.9	$150.1	$311.3	$531.1

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities

As of June 30, 2010

(in millions of dollars)

Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade

Energy	$76.3	$13.8	1
Financial Institutions	87.5	13.1	1

Total	$163.8	$26.9	2

At June 30, 2010, our mortgage/asset-backed securities had an average life of 4.25 years, effective duration of 3.31 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2010, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,623.1 million and $2,587.4 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,421.6 million and $1,404.0 million on an amortized cost basis at June 30, 2010 and December 31, 2009, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At June 30, 2010, we held two mortgage loans which were considered impaired. One mortgage loan, which was delinquent more than 30 days as to interest or principal payments, was carried at the estimated net realizable value of $3.4 million, with no valuation allowance. The second mortgage loan, considered to be impaired because we anticipate early disposal of the loan through either sale or payoff for less than the outstanding principal, was carried at the net realizable value of $3.1 million, net of a valuation allowance of $0.5 million which was established during the first quarter of 2010. At December 31, 2009, we held one mortgage loan which was delinquent more than 30 days as to interest or principal payments and which we consider impaired. This loan was carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million. We sold this loan during the first quarter of 2010 and recognized a realized investment loss of $0.5 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, interest rate forward contracts, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $34.9 million at June 30, 2010. The carrying value of cash and fixed maturity securities posted as collateral to our counterparties was $90.5 million and $27.7 million, respectively at June 30, 2010. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody’s and S&P, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $40.4 million and $35.5 million on a fair value basis at June 30, 2010 and December 31, 2009, respectively.

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

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions of approximately £3.4 million during 2010, £1.6 million of which has been contributed during the first six months of 2010.

During 2010, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average risk-based capital above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock during a one-year period. The share repurchase program has an expiration date of May 2011, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time. In the second quarter and first six months of 2010, we repurchased 5.7 million shares for $129.8 million.

Also in May 2010, our board of directors authorized an increase in the quarterly dividend paid on Unum Group’s common stock, from $0.0825 per common share to $0.0925 per common share, effective with the dividend expected to be paid in the third quarter of 2010.

We believe our cash resources are sufficient to meet our liquidity requirements for the next 12 months and that our current level of holding company capital can be utilized to mitigate potential losses from defaults.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $668.4 million for the six months ended June 30, 2010, compared to $608.1 million for the comparable period of 2009. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is due partially to the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first six months of 2010 include our pension contributions previously discussed.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $429.1 million for the six months ended June 30, 2010 compared to $406.6 million for the comparable period of 2009.

Our sales of available-for-sale securities declined slightly in the first six months of 2010 relative to the prior year period. Proceeds from maturities of available-for-sale securities were higher in the first six months of 2010 compared to the comparable period of 2009 primarily due to a significant increase in bond calls and bond maturities.

Proceeds from sales and maturities of other investments decreased in the first six months of 2010 as compared to the same period of 2009 primarily due to a decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs. Proceeds from maturities of commercial mortgage loans were generally consistent year over year.

The increase in purchases of available-for-sale securities during the first six months of 2010 relative to the same period of 2009 resulted from the additional funds available for reinvestment due to the increase in proceeds from bond calls and maturities, as previously noted.

Purchases of other investments increased during the first six months of 2010 relative to the same period of 2009 as a result of the purchase of tax credit partnerships, partially offset by a decline in the funding of mortgage loans.

Net purchases of short-term investments increased during the first six months of 2010 relative to the same period in 2009 due to the increase in bond calls and maturities. A substantial portion of these calls and maturities occurred in June 2010, with the proceeds invested in short-term investments pending the purchase of fixed maturity securities.

The increase in cash used in other investing activities during the first six months of 2010 relates primarily to cash posted as collateral to our derivative counterparties.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $229.5 million for the six months ended June 30, 2010 compared to $203.0 million for the comparable period of 2009.

During the first six months of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. During each of the first six months of 2010 and 2009, Tailwind Holdings made principal payments of $5.0 million on its floating rate, senior secured non-recourse notes due 2036. During the first six months of 2010 and 2009, Northwind Holdings made principal payments of $42.7 million and $3.8 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

During the first six months of 2009, we purchased and retired the remaining $132.2 million of our outstanding 5.859% notes and repaid the $58.3 million reverse repurchase agreements outstanding at December 31, 2008. During the second quarter of 2009, we entered into $45.0 million of reverse repurchase agreements which matured in the third quarter of 2009.

During the first six months of 2010, we repurchased approximately 5.7 million shares of Unum Group common stock for $129.8 million. Approximately $2.2 million of the amount repurchased was settled in July 2010.

See “Debt” contained in this Item 2 for further information.

Cash Available from Subsidiaries

Unum Group and certain of its intermediate holding company subsidiaries depend on payments from subsidiaries to pay dividends to stockholders, to pay debt obligations, and/or to pay expenses. These payments by our insurance and non-insurance subsidiaries may take the form of dividends, operating and investment management fees, and/or interest payments on loans from the parent to a subsidiary.

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

Debt

At June 30, 2010, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,266.8 million and short-term debt of $225.1 million. Short-term debt consisted of 7.625% senior notes due March 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 19.9 percent at June 30, 2010, compared to 20.5 percent at December 31, 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 23.8 percent at June 30, 2010 compared to 24.8 percent at December 31, 2009.

During the first six months of 2010, we made principal payments of $42.7 million and $5.0 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively, and we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

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

Commitments

During the second quarter of 2010, we entered into a noncancelable lease obligation for certain office space. The lease payments are expected to begin September 2012, upon completion of construction of the new facility, and will continue for 17 years. The aggregate minimum lease payments under the agreement are $98.7 million and are expected to be payable as follows: $1.7 million in 2012, $4.9 million in 2013, $5.0 million in 2014, $5.0 million in 2015, and $82.1 million thereafter. We also entered into commitments of $14.1 million to fund leasehold improvements for this office space.

At June 30, 2010, we had commitments of approximately $91.5 million to fund certain of our private equity partnerships and $1.8 million to fund underlying partnerships in our investment in a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer and may or may not be funded during the term of the securities. In addition, we have a legally binding unfunded commitment of $57.5 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. During the first six months of 2010, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt and the commitments as noted above.

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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions. These transactions increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We had no securities lending transactions during the first six months of 2010.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no repurchase agreements outstanding at June 30, 2010. The average quarterly balance during the first six months of 2010 was $79.4 million, and the maximum amount outstanding at any month end was $150.4 million. Our use of repurchase agreements can fluctuate during any given period, depending on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody’s	S&P
Issuer Credit Ratings	bbb-(Good)	BBB (Good)	Baa3 (Moderate Credit Risk)	BBB-(Good)

Financial Strength Ratings
Provident Life & Accident	A-(Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life & Casualty	A-(Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A-(Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A-(Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A-(Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A-(Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On February 12, 2010, Fitch upgraded its ratings of Unum Group and its operating subsidiaries to BBB and A, respectively, and changed the outlook for the Company to “stable.” On March 8, 2010, AM Best affirmed its ratings of Unum Group and all of its operating subsidiaries, with the exception of Paul Revere Variable, and revised the outlook for the Company to “positive.” The rating of Paul Revere Variable was lowered to B++ due to the continued decline in this subsidiary’s closed block of business. On May 12, 2010, Moody’s upgraded the credit ratings of Unum Group’s senior debt to Baa3 from Ba1 and the financial strength ratings of each rated individual insurance subsidiary to A3 from Baa1. Moody’s maintained the outlook for the Company as “stable.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first six months of 2010 or prior to the date of this filing.

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

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. During the first six months of 2010, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Initial Authorization	0	$0.00	0	$500,000,000
May 1 - May 31, 2010	2,560,000	22.64	2,560,000	442,041,385
June 1 - June 30, 2010	3,165,500	22.70	3,165,500	370,185,631

Total	5,725,500		5,725,500

(1)	On May 19, 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock through May 18, 2011. The authorization may be modified, extended, or terminated by the board of directors at any time.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Unum Group, as amended effective May 20, 2010 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on May 24, 2010).

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: August 4, 2010	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 4, 2010	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer