Form 10-Q
period 2010-09-30
Unum Group
filed 2010-11-03
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

317,144,217 shares of the registrant’s common stock were outstanding as of October 28, 2010.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
(amortized cost: $36,641.1; $35,905.4)	$41,747.6	$37,914.4
Mortgage Loans	1,464.2	1,404.0
Policy Loans	2,992.6	2,878.0
Other Long-term Investments	533.1	233.5
Short-term Investments	984.1	865.5

Total Investments	47,721.6	43,295.4

Other Assets
Cash and Bank Deposits	78.6	71.6
Accounts and Premiums Receivable	1,728.6	1,732.4
Reinsurance Recoverable	5,050.4	4,996.9
Accrued Investment Income	685.9	642.5
Deferred Acquisition Costs	2,491.1	2,482.5
Goodwill	201.3	201.6
Property and Equipment	467.8	443.5
Other Assets	629.4	610.6

Total Assets	$59,054.7	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30 2010	December 31 2009
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,578.6	$1,736.9
Reserves for Future Policy and Contract Benefits	41,248.2	37,740.8
Unearned Premiums	500.6	452.0
Other Policyholders’ Funds	1,651.9	1,662.3
Income Tax Payable	153.8	114.5
Deferred Income Tax	432.7	273.2
Short-term Debt	225.1	0.0
Long-term Debt	2,661.3	2,549.6
Other Liabilities	1,678.4	1,447.6

Total Liabilities	50,130.6	45,976.9

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 364,787,512 and 363,638,314 shares	36.5	36.4
Additional Paid-in Capital	2,611.1	2,587.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	484.8	376.6
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	3.1	3.0
Net Gain on Cash Flow Hedges	413.0	370.8
Foreign Currency Translation Adjustment	(103.4)	(78.7)
Unrecognized Pension and Postretirement Benefit Costs	(303.7)	(330.7)
Retained Earnings	6,864.4	6,289.5
Treasury Stock - at cost: 46,997,467 shares and 31,829,067 shares	(1,081.7)	(754.2)

Total Stockholders’ Equity	8,924.1	8,500.1

Total Liabilities and Stockholders’ Equity	$59,054.7	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,850.2	$1,861.1	$5,563.2	$5,609.8
Net Investment Income	618.4	579.6	1,861.2	1,750.9
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	0.0	(31.5)	(10.4)	(160.1)
Other-Than-Temporary Impairment (Gain) Loss Recognized in Other Comprehensive Income	0.0	(2.1)	0.0	4.8

Net Impairment Loss Recognized in Earnings	0.0	(33.6)	(10.4)	(155.3)
Other Net Realized Investment Gain	1.1	48.5	7.6	192.9

Net Realized Investment Gain (Loss)	1.1	14.9	(2.8)	37.6
Other Income	58.2	61.9	178.5	196.1

Total Revenue	2,527.9	2,517.5	7,600.1	7,594.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,587.5	1,565.1	4,736.0	4,725.0
Commissions	214.0	203.6	640.1	632.2
Interest and Debt Expense	35.2	27.9	102.7	90.9
Deferral of Acquisition Costs	(150.9)	(143.5)	(455.5)	(445.8)
Amortization of Deferred Acquisition Costs	130.6	130.4	407.7	395.0
Compensation Expense	194.1	201.0	582.8	587.3
Other Expenses	190.9	198.4	590.5	613.4

Total Benefits and Expenses	2,201.4	2,182.9	6,604.3	6,598.0

Income Before Income Tax	326.5	334.6	995.8	996.4

Income Tax (Benefit)
Current	80.6	119.1	250.7	297.4
Deferred	25.1	(5.6)	84.8	45.8

Total Income Tax	105.7	113.5	335.5	343.2

Net Income	$220.8	$221.1	$660.3	$653.2

Net Income Per Common Share
Basic	$0.68	$0.67	$2.01	$1.97
Assuming Dilution	$0.68	$0.66	$2.00	$1.97

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2010	2009
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.4	$36.3
Common Stock Activity	0.1	0.0

Balance at End of Period	36.5	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,587.4	2,546.9
Common Stock Activity	23.7	31.6

Balance at End of Period	2,611.1	2,578.5

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	341.0	(958.2)
Cumulative Effect of Accounting Principle Change - See Note 2	0.0	(14.3)
All Other Changes During Period	152.8	1,237.4

Balance at End of Period	493.8	264.9

Retained Earnings
Balance at Beginning of Year	6,289.5	5,527.1
Net Income	660.3	653.2
Dividends to Stockholders (per common share: $0.2575; $0.2325)	(85.4)	(77.1)
Cumulative Effect of Accounting Principle Change - See Note 2	0.0	14.3

Balance at End of Period	6,864.4	6,117.5

Treasury Stock
Balance at Beginning of Year	(754.2)	(754.2)
Purchases of Treasury Stock	(327.5)	0.0

Balance at End of Period	(1,081.7)	(754.2)

Total Stockholders’ Equity at End of Period	$8,924.1	$8,243.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2010	2009
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$660.3	$653.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(44.1)	78.0
Change in Deferred Acquisition Costs	(47.8)	(50.8)
Change in Insurance Reserves and Liabilities	440.4	335.4
Change in Income Taxes	124.5	73.3
Change in Other Accrued Liabilities	(35.9)	(71.8)
Non-cash Adjustments to Net Investment Income	(225.6)	(200.4)
Net Realized Investment (Gain) Loss	2.8	(37.6)
Depreciation	56.1	55.0
Other, Net	(16.9)	19.3

Net Cash Provided by Operating Activities	913.8	853.6

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	723.9	1,091.4
Proceeds from Maturities of Available-for-Sale Securities	1,682.4	741.9
Proceeds from Sales and Maturities of Other Investments	102.3	214.9
Purchase of Available-for-Sale Securities	(2,958.7)	(2,548.5)
Purchase of Other Investments	(222.1)	(183.9)
Net (Purchases) Sales of Short-term Investments	(70.3)	20.5
Other, Net	(100.4)	(75.2)

Net Cash Used by Investing Activities	(842.9)	(738.9)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	0.0	(190.5)
Issuance of Long-term Debt	396.9	346.8
Long-term Debt Repayments	(62.7)	(29.2)
Issuance of Common Stock	9.4	6.3
Dividends Paid to Stockholders	(85.4)	(77.1)
Purchases of Treasury Stock	(324.0)	0.0
Other, Net	1.9	(0.5)

Net Cash Provided (Used) by Financing Activities	(63.9)	55.8

Effect of Foreign Exchange Rate Changes on Cash	0.0	0.2

Net Increase in Cash and Bank Deposits	7.0	170.7

Cash and Bank Deposits at Beginning of Year	71.6	49.9

Cash and Bank Deposits at End of Period	$78.6	$220.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars)
Net Income	$220.8	$221.1	$660.3	$653.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $474.7; $923.7; $1,071.9; $1,487.8)	906.2	1,738.5	2,035.3	2,801.2
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax expense of $0.5; $7.6 ; $0.0; $7.0)	1.0	14.2	0.1	13.0

Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense of $475.2; $931.3; $1,071.9; $1,494.8)	907.2	1,752.7	2,035.4	2,814.2
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $0.4; $(10.0); $1.1; $(59.7))	(1.5)	18.3	(3.3)	110.6
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(6.0); $(9.0); $22.9; $(51.5))	(11.7)	(8.4)	42.2	(99.4)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $472.6; $624.1; $1,015.6; $896.7)	(894.2)	(1,183.6)	(1,923.8)	(1,692.2)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.6; $0.0; $0.6; $(0.4))	53.3	(29.8)	(24.7)	87.1
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $1.9; $4.4; $(3.6); $9.8)	2.8	7.6	27.0	17.1

Total Other Comprehensive Income	55.9	556.8	152.8	1,237.4

Comprehensive Income	$276.7	$777.9	$813.1	$1,890.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

September 30, 2010

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2010 for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted during the First Nine Months of 2010:

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

September 30, 2010

Note 2 - Accounting Developments - Continued

Accounting Updates Adopted during the First Nine Months of 2009:

ASC 105 “Generally Accepted Accounting Principles”

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Securities and Exchange Commission (SEC) rules and interpretive releases, which may not be included in their entirety within the Codification, will remain as authoritative GAAP for SEC registrants. We adopted Codification effective July 1, 2009. The adoption of Codification had no effect on our financial position or results of operations.

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

Unum Group and Subsidiaries

September 30, 2010

Note 2 - Accounting Developments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 2 - Accounting Developments - Continued

ASC 944 “Financial Services - Insurance”

In October 2010, the FASB issued an update which is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The amendments in this update are effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2011, and permit retrospective application. The guidance in this update will result in a decrease in the level of costs we defer. We have not yet quantified the impact on our financial position or results of operations.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$41,747.6	$41,747.6	$37,914.4	$37,914.4
Mortgage Loans	1,464.2	1,626.5	1,404.0	1,402.5
Policy Loans	2,992.6	3,054.0	2,878.0	2,907.7
Other Long-term Investments
Derivatives	154.8	154.8	81.1	81.1
Equity Securities	10.7	10.7	1.5	1.5
Miscellaneous Long-term Investments	367.6	367.6	150.9	150.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$662.7	$662.7	$684.0	$684.0
Supplementary Contracts without Life Contingencies	495.3	495.3	445.6	445.6
Short-term Debt	225.1	230.8	0.0	0.0
Long-term Debt	2,661.3	2,539.0	2,549.6	2,296.0
Other Liabilities
Derivatives	165.0	165.0	144.6	144.6
Embedded Derivative in Modified Coinsurance Arrangement	121.1	121.1	117.4	117.4
Unfunded Commitments to Investment Partnerships	148.8	148.8	0.0	0.0

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,785.7 million and $2,675.7 million as of September 30, 2010 and December 31, 2009, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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

September 30, 2010

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

September 30, 2010

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

At September 30, 2010, approximately 18.0 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 82.0 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 65.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	September 30, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$130.1	$1,046.2	$0.0	$1,176.3
States, Municipalities, and Political Subdivisions	189.1	947.2	18.2	1,154.5
Foreign Governments	0.0	1,479.0	0.0	1,479.0
Public Utilities	1,089.9	8,812.4	157.9	10,060.2
Mortgage/Asset-Backed Securities	0.0	3,556.9	0.7	3,557.6
All Other Corporate Bonds	6,099.5	17,649.9	522.6	24,272.0
Redeemable Preferred Stocks	21.6	26.3	0.1	48.0

Total Fixed Maturity Securities	7,530.2	33,517.9	699.5	41,747.6

Other Long-term Investments
Derivatives
Interest Rate Swaps	0.0	154.2	0.0	154.2
Foreign Exchange Contracts	0.0	0.6	0.0	0.6

Total Derivatives	0.0	154.8	0.0	154.8
Equity Securities	0.0	0.0	10.7	10.7

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$0.0	$33.0	$0.0	$33.0
Foreign Exchange Contracts	0.0	132.0	0.0	132.0
Embedded Derivative in Modified Coinsurance Arrangement	0.0	0.0	121.1	121.1

Total Derivatives	0.0	165.0	121.1	286.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$17.1	$20.5	$110.8	$0.0
States, Municipalities, and Political Subdivisions	123.7	40.0	55.4	59.5
Public Utilities	678.9	579.4	616.1	581.0
All Other Corporate Bonds	2,328.7	1,887.6	2,949.3	1,052.4
Redeemable Preferred Stocks	0.0	0.0	0.0	5.5

Total Fixed Maturity Securities	$3,148.4	$2,527.5	$3,731.6	$1,698.4

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

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.0	$0.0	$0.5	$17.7	$0.0	$0.0	$0.0	$18.2
Public Utilities	72.4	0.0	6.8	0.0	(1.3)	108.0	(28.0)	157.9
Mortgage/Asset-Backed Securities	1.5	0.0	0.0	0.0	(0.8)	0.0	0.0	0.7
All Other Corporate Bonds	430.1	0.0	11.1	3.1	(5.3)	127.7	(44.1)	522.6
Redeemable Preferred Stocks	21.3	0.0	0.0	0.0	0.0	0.0	(21.2)	0.1

Total Fixed Maturity Securities	525.3	0.0	18.4	20.8	(7.4)	235.7	(93.3)	699.5

Equity Securities	8.9	0.0	1.8	0.0	0.0	0.0	0.0	10.7
Embedded Derivative in Modified Coinsurance Arrangement	(122.7)	1.6	0.0	0.0	0.0	0.0	0.0	(121.1)

	Three Months Ended September 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$0.0	$0.0	$3.4	$0.0	$0.0	$26.5	$0.0	$29.9
Public Utilities	72.8	0.0	18.7	0.0	0.0	126.2	(40.3)	177.4
Mortgage/Asset-Backed Securities	31.2	0.0	0.1	0.0	(0.1)	0.0	(26.5)	4.7
All Other Corporate Bonds	608.0	(0.4)	41.5	0.0	(24.2)	111.5	(187.4)	549.0
Redeemable Preferred Stocks	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.1

Total Fixed Maturity Securities	712.1	(0.4)	63.7	0.0	(24.3)	264.2	(254.2)	761.1

Equity Securities	1.5	(0.2)	0.2	0.0	0.0	0.0	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(196.8)	44.4	0.0	0.0	0.0	0.0	0.0	(152.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$0.0	$0.0	$0.5	$17.7	$0.0	$0.0	$0.0	$18.2
Public Utilities	264.3	(1.0)	9.9	0.0	(8.1)	112.5	(219.7)	157.9
Mortgage/Asset-Backed Securities	4.7	0.0	0.3	0.0	(4.3)	0.0	0.0	0.7
All Other Corporate Bonds	580.0	(1.8)	47.5	3.1	(41.8)	208.6	(273.0)	522.6
Redeemable Preferred Stocks	20.4	0.0	0.0	0.0	0.0	0.0	(20.3)	0.1

Total Fixed Maturity Securities	869.4	(2.8)	58.2	20.8	(54.2)	321.1	(513.0)	699.5

Equity Securities	1.5	0.0	2.4	6.9	(0.1)	0.0	0.0	10.7
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	(3.7)	0.0	0.0	0.0	0.0	0.0	(121.1)

	Nine Months Ended September 30, 2009 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$28.0	$0.0	$1.9	$0.0	$0.0	$0.0	$0.0	$29.9
Public Utilities	114.5	0.0	34.0	10.0	(4.3)	111.8	(88.6)	177.4
Mortgage/Asset-Backed Securities	4.6	0.0	0.2	0.0	(0.1)	0.0	0.0	4.7
All Other Corporate Bonds	590.3	(2.1)	62.2	20.2	(70.3)	159.2	(210.5)	549.0
Redeemable Preferred Stocks	8.1	0.0	0.0	0.0	0.0	0.0	(8.0)	0.1

Total Fixed Maturity Securities	745.5	(2.1)	98.3	30.2	(74.7)	271.0	(307.1)	761.1

Equity Securities	1.5	(0.4)	(0.1)	0.0	0.0	0.5	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	208.1	0.0	0.0	0.0	0.0	0.0	(152.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) for the three and nine months ended September 30, 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at September 30 were $1.6 million and $(3.7) million, respectively. Gains for the three and nine months ended September 30, 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at September 30 were $44.4 million and $208.1 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative associated with a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

The amortized cost and fair values of securities by security type are shown as follows.

	September 30, 2010 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$975.2	$204.6	$3.5	$1,176.3	$0.0
States, Municipalities, and Political Subdivisions	1,066.4	96.9	8.8	1,154.5	0.0
Foreign Governments	1,288.2	190.8	0.0	1,479.0	0.0
Public Utilities	8,802.8	1,266.9	9.5	10,060.2	0.0
Mortgage/Asset-Backed Securities	3,151.9	406.5	0.8	3,557.6	0.0
All Other Corporate Bonds	21,308.8	3,076.2	113.0	24,272.0	8.3
Redeemable Preferred Stocks	47.8	2.1	1.9	48.0	0.0

Total Fixed Maturity Securities	$36,641.1	$5,244.0	$137.5	$41,747.6	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 4 - Investments - Continued

	December 31, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$1,473.5	$64.0	$64.3	$1,473.2	$0.0
States, Municipalities, and Political Subdivisions	640.1	19.9	37.1	622.9	0.0
Foreign Governments	1,357.8	135.0	1.3	1,491.5	0.0
Public Utilities	8,359.7	531.1	109.1	8,781.7	0.0
Mortgage/Asset-Backed Securities	3,413.6	313.1	3.6	3,723.1	0.0
All Other Corporate Bonds	20,617.9	1,538.7	375.5	21,781.1	8.3
Redeemable Preferred Stocks	42.8	0.3	2.2	40.9	0.0

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$593.1	$37,914.4	$8.3

(1)	Accumulated Other Comprehensive Income (Loss)

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	September 30, 2010 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-Sale Securities
United States Government and Government Agencies and Authorities	$0.0	$0.0	$12.8	$3.5
States, Municipalities, and Political Subdivisions	10.0	0.0	110.3	8.8
Public Utilities	122.1	1.9	140.3	7.6
Mortgage/Asset-Backed Securities	74.3	0.3	37.5	0.5
All Other Corporate Bonds	427.4	14.2	1,285.2	98.8
Redeemable Preferred Stocks	14.9	0.3	6.0	1.6

Total Fixed Maturity Securities	$648.7	$16.7	$1,592.1	$120.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

	September 30, 2010 (in millions of dollars)
	Total Amortized	Unrealized Gain Position		Unrealized Loss Position
	Cost	Gross Gain	Fair Value	Gross Loss	Fair Value
Available-for-Sale Securities
1 year or less	$801.0	$14.4	$619.1	$0.5	$195.8
Over 1 year through 5 years	4,608.1	428.9	4,826.4	12.2	198.4
Over 5 years through 10 years	9,791.7	1,280.7	10,609.7	21.4	441.3
Over 10 years	18,288.4	3,113.5	20,005.8	102.6	1,293.5

	33,489.2	4,837.5	36,061.0	136.7	2,129.0
Mortgage/Asset-Backed Securities	3,151.9	406.5	3,445.8	0.8	111.8

Total Fixed Maturity Securities	$36,641.1	$5,244.0	$39,506.8	$137.5	$2,240.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

At September 30, 2010, the fair value of investment-grade fixed maturity securities was $38,957.4 million, with a gross unrealized gain of $5,086.1 million and a gross unrealized loss of $74.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 54.2 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At September 30, 2010, the fair value of below-investment-grade fixed maturity securities was $2,790.2 million, with a gross unrealized gain of $157.9 million and a gross unrealized loss of $63.0 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 45.8 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2010, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2010, we held 94 individual investment-grade fixed maturity securities and 41 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 67 investment-grade fixed maturity securities and 34 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

September 30, 2010

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

September 30, 2010

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

	Three and Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period from April 1, 2009 to September 30, 2009
	(in millions of dollars)
Balance at Beginning of Period	$18.3	$69.2	$0.0
Credit Losses Remaining in Retained Earnings Related to Adoption of Accounting Standard	0.0	0.0	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	0.0	0.0	38.4
Additional Impairment Recognized in the Period on Securities Previously Impaired	0.0	4.4	4.4
Sales or Maturities of Securities in the Period	0.0	(31.8)	(31.8)

Balance at End of Period	$18.3	$41.8	$41.8

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

September 30, 2010

Note 4 - Investments - Continued

Our investments in private equity partnerships are passive in nature. The underlying  investments held by these partnerships include both equity and debt securities and are accounted for using the equity or cost method, depending on the level of ownership and the degree of influence over partnership operating and financial policies.

As of September 30, 2010, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $317.5 million, comprised of $235.2 million of tax credit partnerships and $82.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset. Our liability for legally binding unfunded commitments to the tax credit partnerships was $148.8 million at September 30, 2010. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment.

At September 30, 2010, we had commitments of approximately $83.6 million to fund certain of the private equity partnerships. These commitments are not legally binding and may or may not be funded during the life of the partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. The fair values of the bond, nonredeemable preferred stock, and partnerships were $106.7 million, $0.1 million, and $9.3 million, respectively, as of September 30, 2010. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At September 30, 2010, we had commitments to fund approximately $1.9 million to the underlying partnerships. These commitments are not legally binding and may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships during the three and nine months ended September 30, 2010 and 2009 was de minimis.

We previously were the sole beneficiary of a special purpose entity that was a securitized asset trust holding forward contracts to purchase unrelated equity securities. The trust also held a defeasance swap contract for highly rated bonds to provide principal protection for the investments. There were no restrictions on the assets held in this trust, and the trust was free to dispose of the assets at any time. Because our intent at the end of the third quarter of 2009 was to sell this investment, we recognized an other-than-temporary impairment loss of $23.7 million during the third quarter of 2009 and subsequently sold the investment in the following quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no securities lending transactions or repurchase agreements outstanding at September 30, 2010.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$6.0	$22.6	$35.4	$37.9
Gross Losses on Sales	(4.1)	(22.7)	(25.8)	(68.5)
Other-Than-Temporary Impairment Loss	0.0	(33.6)	(10.4)	(155.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.3	7.2	6.9	10.4
Gross Losses on Sales	(2.3)	0.0	(3.1)	(0.3)
Impairment Loss	(0.4)	(3.0)	(2.1)	(7.0)
Embedded Derivative in Modified Coinsurance Arrangement	1.6	44.4	(3.7)	208.1
Other Derivatives	0.0	0.0	0.0	12.3

Net Realized Investment Gain (Loss)	$1.1	$14.9	$(2.8)	$37.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

September 30, 2010

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $19.1 million at September 30, 2010. We held cash collateral of $77.8 million and $24.9 million from our counterparties as of September 30, 2010 and December 31, 2009, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $86.9 million and $123.1 million at September 30, 2010 and December 31, 2009, respectively. The amount of cash posted as collateral to our counterparties was $19.3 million at September 30, 2010. We had no cash posted as collateral at December 31, 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $165.0 million and $144.6 million at September 30, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at June 30, 2010	$424.0	$640.8	$665.0	$5.1	$1,734.9
Additions	0.0	0.0	0.0	22.5	22.5
Terminations	250.0	12.6	70.0	5.1	337.7

Balance at September 30, 2010	$174.0	$628.2	$595.0	$22.5	$1,419.7

Balance at December 31, 2009	$174.0	$661.9	$780.0	$4.8	$1,620.7
Additions	250.0	0.0	0.0	48.6	298.6
Terminations	250.0	33.7	185.0	30.9	499.6

Balance at September 30, 2010	$174.0	$628.2	$595.0	$22.5	$1,419.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at September 30, 2010, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2010	2011	2012	2013	Total
	(in millions of dollars)
Notional Value	$55.0	$205.0	$185.0	$150.0	$595.0
Weighted Average Receive Rate	4.96%	5.87%	6.49%	6.34%	6.09%
Weighted Average Pay Rate	0.29%	0.29%	0.29%	0.29%	0.29%

Cash Flow Hedges

As of September 30, 2010 and December 31, 2009, we had $595.0 million and $780.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of long-term bonds.

As of September 30, 2010 and December 31, 2009, we had $628.2 million and $666.7 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign dollar-denominated securities.

As of September 30, 2010, we had $22.5 million notional amount of open forward treasury locks to hedge the interest rate risk associated with the anticipated proceeds to be received from the call of specific fixed maturity securities. We had no open forward treasury locks at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 5 - Derivative Financial Instruments - Continued

During the third quarter of 2010, we terminated $250.0 million notional amount of forward starting interest rate swaps used to hedge the interest rate risk associated with the anticipated issuance of long-term debt. The swaps were terminated at the time the debt was issued. We recognized a loss of $18.5 million on the termination of these hedges. This loss was recognized in other comprehensive income and will be amortized into earnings as a component of interest and debt expense, which will have the effect of increasing the periodic interest expense on our debt issued in 2010.

During the second quarter of 2009, we terminated certain currency swaps and forward currency contracts used to hedge the foreign currency risk associated with the U.S. dollar denominated debt issued by one of our U.K. subsidiaries, due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and also to reduce our counterparty exposure for those transactions still anticipated to occur as originally forecasted. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million in earnings. The debt associated with this hedge continues to be outstanding as of September 30, 2010.

For the nine months ended September 30, 2010, there was no material ineffectiveness related to our cash flow hedges. For the nine months ended September 30, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. For the nine months ended September 30, 2010 and 2009, there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

As of September 30, 2010, we expect to amortize approximately $29.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income, other income, and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of September 30, 2010. Fluctuations in fair values of these derivatives between September 30, 2010 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2010, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2010 and December 31, 2009, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. For the nine months ended September 30, 2010, the $15.9 million gain on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the loss of $15.9 million on the related interest rate swaps. For the nine months ended September 30, 2009, the $10.4 million loss on the hedged fixed maturity securities attributable to the hedged benchmark interest rate was offset by the gain of $10.4 million on the related interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 5 - Derivative Financial Instruments - Continued

For the nine months ended September 30, 2010 and 2009, there was no material ineffectiveness related to our fair value hedges, and there was no component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2010 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$154.2	Other Liabilities	$33.0
Foreign Exchange Contracts	Other L-T Investments	0.6	Other Liabilities	132.0

Total		$154.8		$165.0

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$121.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

	Three Months Ended September 30, 2010
	Loss Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$(7.7)	$6.9	(1)	$0.0
Interest Rate Swaps	0.0	1.6	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(3)	0.0
Foreign Exchange Contracts	0.0	(0.4	)(1)	0.0
Foreign Exchange Contracts	(34.5)	(21.2	)(2)	0.0
Foreign Exchange Contracts	0.0	0.7	(3)	0.0

Total	$(42.2)	$(12.5)		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain (loss) recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended September 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$19.2	$6.3	(1)	$0.0
Interest Rate Swaps	0.0	2.4	(2)	0.0
Foreign Exchange Contracts	0.0	(0.7	)(1)	0.0
Foreign Exchange Contracts	(54.9)	(39.9	)(2)	0.0
Foreign Exchange Contracts	0.0	0.7	(3)	0.0

Total	$(35.7)	$(31.2)		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense

	Nine Months Ended September 30, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$16.8	$22.5	(1)	$0.0
Interest Rate Swaps	0.0	4.2	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(3)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	0.0	(1.5	)(1)	0.0
Foreign Exchange Contracts	(3.9)	(7.7	)(2)	0.0
Foreign Exchange Contracts	0.0	1.9	(3)	0.0

Total	$12.9	$19.2		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain (loss) recognized in interest and debt expense
(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$70.3	$18.7	(1)	$0.0
Interest Rate Swaps	0.0	5.4	(2)	0.0
Interest Rate Swaps	0.0	(0.1	)(4)	0.0
Foreign Exchange Contracts	(2.1)	(2.0	)(1)	0.0
Foreign Exchange Contracts	(73.5)	(63.7	)(2)	(2.0	)(2)
Foreign Exchange Contracts	42.0	1.1	(3)	14.3	(2)

Total	$36.7	$(40.6)		$12.3

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain (loss)
(3)	Gain recognized in interest and debt expense
(4)	Loss recognized in other income

The following table summarizes the location of and gain (loss) on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$1.6	$44.4	$(3.7)	$208.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$404.9	$427.4	$1,233.6	$1,298.9
Group Short-term Disability	108.7	110.0	322.5	325.2
Group Life and Accidental Death & Dismemberment
Group Life	273.0	266.8	814.5	793.6
Accidental Death & Dismemberment	27.0	26.6	79.3	79.6
Supplemental and Voluntary
Individual Disability - Recently Issued	116.7	118.5	349.5	356.6
Long-term Care	149.4	147.9	448.1	444.8
Voluntary Benefits	130.9	118.0	395.7	366.5

	1,210.6	1,215.2	3,643.2	3,665.2

Unum UK
Group Long-term Disability	108.0	121.6	327.2	375.8
Group Life	44.5	38.1	126.8	104.2
Individual Disability	8.9	10.0	26.1	26.1

	161.4	169.7	480.1	506.1

Colonial Life
Accident, Sickness, and Disability	166.1	156.2	493.1	467.8
Life	43.4	41.1	131.0	123.1
Cancer and Critical Illness	59.8	56.2	178.0	166.8

	269.3	253.5	802.1	757.7

Individual Disability - Closed Block	208.5	221.5	635.0	679.1

Corporate and Other	0.4	1.2	2.8	1.7

Total	$1,850.2	$1,861.1	$5,563.2	$5,609.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended September 30, 2010

Total Premium Income	$1,210.6	$161.4	$269.3	$208.5	$0.4	$1,850.2
Net Investment Income	312.9	39.0	31.9	185.5	49.1	618.4
Other Income	29.7	0.2	0.2	22.7	5.4	58.2

Operating Revenue	$1,553.2	$200.6	$301.4	$416.7	$54.9	$2,526.8

Operating Income (Loss)	$204.7	$47.2	$74.5	$9.8	$(10.8)	$325.4

Three Months Ended September 30, 2009

Total Premium Income	$1,215.2	$169.7	$253.5	$221.5	$1.2	$1,861.1
Net Investment Income	302.8	22.5	29.4	184.4	40.5	579.6
Other Income	28.8	0.6	0.1	24.3	8.1	61.9

Operating Revenue	$1,546.8	$192.8	$283.0	$430.2	$49.8	$2,502.6

Operating Income (Loss)	$197.1	$58.7	$70.4	$7.2	$(13.7)	$319.7

Nine Months Ended September 30, 2010

Total Premium Income	$3,643.2	$480.1	$802.1	$635.0	$2.8	$5,563.2
Net Investment Income	936.2	121.9	91.1	563.5	148.5	1,861.2
Other Income	90.6	1.1	0.5	67.3	19.0	178.5

Operating Revenue	$4,670.0	$603.1	$893.7	$1,265.8	$170.3	$7,602.9

Operating Income (Loss)	$619.9	$160.7	$221.4	$33.9	$(37.3)	$998.6

Nine Months Ended September 30, 2009

Total Premium Income	$3,665.2	$506.1	$757.7	$679.1	$1.7	$5,609.8
Net Investment Income	898.2	83.7	85.4	558.2	125.4	1,750.9
Other Income	90.4	1.8	0.4	77.0	26.5	196.1

Operating Revenue	$4,653.8	$591.6	$843.5	$1,314.3	$153.6	$7,556.8

Operating Income (Loss)	$572.0	$188.3	$212.6	$28.5	$(42.6)	$958.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars)
Operating Revenue by Segment	$2,526.8	$2,502.6	$7,602.9	$7,556.8
Net Realized Investment Gain (Loss)	1.1	14.9	(2.8)	37.6

Revenue	$2,527.9	$2,517.5	$7,600.1	$7,594.4

Operating Income by Segment	$325.4	$319.7	$998.6	$958.8
Net Realized Investment Gain (Loss)	1.1	14.9	(2.8)	37.6
Income Tax	105.7	113.5	335.5	343.2

Net Income	$220.8	$221.1	$660.3	$653.2

Assets by segment are as follows:

	September 30 2010	December 31 2009
	(in millions of dollars)
Unum US	$25,695.4	$23,339.9
Unum UK	3,491.3	3,280.7
Colonial Life	3,060.2	2,805.7
Individual Disability - Closed Block	16,205.5	15,238.8
Corporate and Other	10,602.3	9,811.9

Total	$59,054.7	$54,477.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and postretirement plans for our employees are as follows:

	Three Months Ended September 30
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$9.2	$7.4	$0.9	$1.4	$0.6	$0.8
Interest Cost	17.8	16.0	2.4	2.3	2.7	2.9
Expected Return on Plan Assets	(17.7)	(13.2)	(2.7)	(2.5)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	7.4	10.3	0.6	0.6	0.0	0.0
Prior Service Credit	(0.1)	(0.1)	0.0	0.0	(0.6)	(0.8)

Net Periodic Benefit Cost	$16.6	$20.4	$1.2	$1.8	$2.5	$2.7

	Nine Months Ended September 30
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
Service Cost	$27.4	$22.2	$3.4	$3.8	$1.9	$2.2
Interest Cost	53.4	48.0	7.1	6.5	8.1	8.5
Expected Return on Plan Assets	(52.9)	(39.5)	(7.9)	(6.9)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss	22.3	30.8	1.8	1.7	0.0	0.0
Prior Service Credit	(0.4)	(0.4)	0.0	0.0	(1.9)	(2.2)

Net Periodic Benefit Cost	$49.8	$61.1	$4.4	$5.1	$7.6	$8.0

We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2010, but we elected to make $67.0 million of voluntary contributions in the first quarter of 2010. We also made an additional contribution of $100.0 million in October 2010. We do not anticipate making any additional contributions during 2010. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.2 million and $3.6 million in the third quarter and first nine months of 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(in millions of dollars, except share data)
Numerator
Net Income	$220.8	$221.1	$660.3	$653.2

Denominator (000s)
Weighted Average Common Shares - Basic	323,083.5	331,411.2	328,828.6	331,132.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,383.5	1,210.9	1,344.5	718.0

Weighted Average Common Shares Assuming Dilution	324,467.0	332,622.1	330,173.1	331,850.6

Net Income Per Common Share
Basic	$0.68	$0.67	$2.01	$1.97
Assuming Dilution	$0.68	$0.66	$2.00	$1.97

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 3.6 million shares of common stock for the three and nine month periods ended September 30, 2010, and 6.4 million and 7.4 million common shares for the three and nine month periods ended September 30, 2009.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock during a one-year period. For the three and nine months ended September 30, 2010, we repurchased approximately 9.5 million shares for $197.7 million and 15.2 million shares for $327.5 million, respectively, including commissions of $0.2 million and $0.3 million. The shares of stock repurchased are classified as treasury stock and accounted for using the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

At September 30, 2010, we had commitments of approximately $83.6 million to fund certain of our private equity partnerships and $1.9 million to fund underlying partnerships in our investment in a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer and may or may not be funded during the term of the securities. In addition, we have a legally binding unfunded commitment of $148.8 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

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

September 30, 2010

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

On August 31, 2007 and September 28, 2007, plaintiffs’ federal antitrust and RICO claims were dismissed with prejudice. Defendants’ motion for summary judgment on the ERISA counts was granted on January 14, 2008. All pending state law claims were dismissed without prejudice. Plaintiffs filed an appeal with the Third Circuit Court of Appeals of the order dismissing their federal antitrust and RICO claims. On August 16, 2010, the Third Circuit Court of Appeals affirmed the dismissal with prejudice of plaintiff’s federal antitrust and RICO claims against us and certain of our subsidiaries. On September 27, 2010, the District Court entered final judgment against plaintiffs and in favor of defendants, including us and certain of our subsidiaries.

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

September 30, 2010

Note 9 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We filed an appeal with the First Circuit Court of Appeals on the two claims which Relator prevailed. On July 29, 2010, the Court of Appeals vacated the jury verdict on the two claims and remanded the case to the trial court. On August 12, 2010, we filed a petition with the First Circuit Court of Appeals seeking clarification and/or rehearing en banc of the court’s July 29, 2010 opinion. On October 7, 2010, this petition was denied without comment, and the case will be remanded back to the trial court.

In May 2007, Roy Mogel, Todd D. Lindsay and Joseph R. Thorley individually and on behalf of those similarly situated v. Unum Life Insurance Company, was filed in the United States District Court for the District of Massachusetts. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. On February 4, 2008, the court granted our motion to dismiss all claims, but on November 6, 2008 the First Circuit Court of Appeals vacated the District Court’s order. Our petition for rehearing in the First Circuit Court of Appeals was denied on January 21, 2009, and the case was remanded to the District Court. On August 19, 2009, the District Court denied plaintiffs’ motion for class certification under Federal Rules of Civil Procedure Rule 23(b)(2). Plaintiffs filed a motion for leave to file an amended complaint and to file a renewed motion for class certification under Rules of Civil Procedure Rule 23(b)(3). On December 16, 2009, the court denied plaintiffs’ motion. During the first quarter of 2010, the parties reached a tentative settlement of this matter which would require payment of an amount immaterial to our operating results. On September 21, 2010, the District Court approved the settlement and dismissed the case with prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

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

On July 30, 2010, we received a subpoena from the Office of the New York Attorney General requesting documents and information relating to certain group life insurance policies wherein we paid life insurance proceeds by establishing interest-bearing retained asset accounts. We are cooperating with this investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

September 30, 2010

Note 10 - Other

Debt

In September 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

During the nine months ended September 30, 2010, we made principal payments of $45.2 million and $7.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively. We also purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

Income Tax

At September 30, 2010, we had a liability of $140.6 million for unrecognized tax benefits, $125.4 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income were $1.5 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, and $2.2 million and $4.8 million for the three and nine months ended September 30, 2009, respectively.

The income tax rate in the U.K. will be reduced from 28 percent to 27 percent in April 2011. We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, which occurred during the third quarter of 2010. We recorded a reduction of $2.7 million to our income tax expense in the third quarter of 2010 to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations.

During 2009, we had a conference with the Internal Revenue Service (IRS) with respect to our appeal of audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period. As a result, it is reasonably possible that our unrecognized tax benefits could change within 12 months, causing net income to increase by $0 to $40.0 million. We believe sufficient provision has been made for all uncertain tax positions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the first nine months of 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2010, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

November 3, 2010

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

Operating Performance and Capital Management

Our Unum US segment reported an increase in segment operating income of 3.9 percent and 8.4 percent for the third quarter and first nine months of 2010 compared to the same periods last year, with the overall risk experience across our product lines remaining generally stable. The benefit ratio for the Unum US segment for the third quarter and first nine months of 2010 was 79.5 percent and 79.1 percent, generally consistent with the comparable prior year periods, with the year over year improvement in benefit ratios for group disability and voluntary benefits offset by a higher benefit ratio in the long-term care product line. Unum US premium income decreased slightly in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009. Similar to 2009, the ongoing high levels of unemployment and the competitive environment continue to pressure our sales and premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting this unfavorable impact on premium growth was higher persistency. Unum US sales, which have also been negatively impacted by the economy and the competitive environment, increased 3.0 percent in the third quarter of 2010 compared to the same period last year but were 8.8 percent lower than the prior year first nine months. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales declines of 12.1 percent and 10.4 percent in the third quarter and first nine months of 2010 relative to the same periods last year. Sales in the group large case market segment for the third quarter of 2010 were 2.7 percent higher than last year’s third quarter but decreased 35.4 percent on a year-to-date basis relative to last year, with declines in both group disability and group life. Negatively affecting year over year comparisons for the first nine months is the sale of one particularly large case in the group disability and group life large case market during the second quarter of 2009. Also affecting both quarter-to-date and year-to-date comparisons is the general disruption in the marketplace that provided sales opportunities in certain market segments last year. Sales of voluntary benefits increased 26.8 percent and 17.1 percent relative to last year’s third quarter and first nine months. Persistency for all product lines remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 15.1 percent and 14.8 percent for the third quarter and first nine months of 2010, as measured in Unum UK’s local currency, relative to the third quarter and first nine months of last year. The decrease was driven by a decline in year-to-date premium income as well as less favorable risk results. The decline in year-to-date premium income resulted from lower premium growth from existing customers and pricing actions due to the competitive U.K. market, although premium income in the third quarter of 2010 increased slightly relative to last year’s third quarter. The benefit ratio for Unum UK was 66.9 percent and 65.3 percent in the third quarter and first nine months of 2010 compared to 50.2 percent and 52.6 percent in the third quarter and first nine months of 2009, driven primarily by lower year-to-date premium income, the volatility in claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature, and unfavorable year-to-date claim experience in group life. Overall sales in Unum UK decreased 2.6 percent compared to the prior year third quarter but increased 8.2 percent for the first nine months of 2010 relative to the same period of 2009. Negatively affecting year over year comparisons is an increase in prior year sales which resulted from the exit of another large insurance provider from the U.K. group risk market. Persistency generally improved over the levels of last year.

Our Colonial Life segment reported an increase in segment operating income of 5.8 percent and 4.1 percent for the third quarter and first nine months of 2010 relative to the third quarter and first nine months of 2009, with premium growth of 6.2 percent and 5.9 percent relative to last year’s comparable periods. Risk results were less favorable than last year, with a benefit ratio of 49.9 percent and 48.4 percent in the third quarter and first nine months of 2010 compared to 48.2 percent and 47.0 percent in the third quarter and first nine months of 2009, driven primarily by unfavorable experience in the accident, sickness, and disability product line. Somewhat negatively affecting year over year comparisons is the release of active life reserves in the second quarter of 2009 in our cancer and critical illness product line. Colonial Life’s sales increased 2.3 percent and 6.0 percent relative to last year’s third quarter and first nine months. The number of new accounts and new agent contracts both increased relative to the third quarter and first nine months of 2009, while the average new case size declined. Persistency remains strong and is consistent with prior periods.

Our investment portfolio continues to perform well, with an increase of 6.7 percent and 6.3 percent in net investment income relative to the third quarter and first nine months of 2009. The net unrealized gain on our fixed maturity securities was $5.1 billion at the end of the third quarter of 2010, compared to a gain of $2.0 billion at year end 2009 and $2.2 billion at the end of the third quarter of 2009.

We believe our capital and financial position are very strong. At the end of the third quarter of 2010, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 410 percent, compared to 382 percent at the end of 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.5 percent at September 30, 2010 compared to 24.8 percent at December 31, 2009, reflecting the issuance of $400.0 million of senior notes during the third quarter of 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 23.3 percent at September 30, 2010 compared to 20.5 percent at December 31, 2009. The cash and marketable securities at our holding companies equaled approximately $1.027 billion at the end of the third quarter of 2010, compared to $915 million at the end of 2009. During the third quarter and first nine months of 2010, we repurchased 9.5 million and 15.2 million shares of Unum Group’s common stock under our $500.0 million share repurchase program, at a year-to-date cost of approximately $327.5 million.

Despite the difficult economic environment, we continue to make steady and disciplined progress, executing on our business plans and strengthening our financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

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

The accounting estimates deemed to be most critical to our results of operations and financial condition are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2010.

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

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Revenue
Premium Income	$1,850.2	(0.6)%	$1,861.1	$5,563.2	(0.8)%	$5,609.8
Net Investment Income	618.4	6.7	579.6	1,861.2	6.3	1,750.9
Net Realized Investment Gain (Loss)	1.1	(92.6)	14.9	(2.8)	(107.4)	37.6
Other Income	58.2	(6.0)	61.9	178.5	(9.0)	196.1

Total	2,527.9	0.4	2,517.5	7,600.1	0.1	7,594.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,587.5	1.4	1,565.1	4,736.0	0.2	4,725.0
Commissions	214.0	5.1	203.6	640.1	1.2	632.2
Interest and Debt Expense	35.2	26.2	27.9	102.7	13.0	90.9
Deferral of Acquisition Costs	(150.9)	5.2	(143.5)	(455.5)	2.2	(445.8)
Amortization of Deferred Acquisition Costs	130.6	0.2	130.4	407.7	3.2	395.0
Compensation Expense	194.1	(3.4)	201.0	582.8	(0.8)	587.3
Other Expenses	190.9	(3.8)	198.4	590.5	(3.7)	613.4

Total	2,201.4	0.8	2,182.9	6,604.3	0.1	6,598.0

Income Before Income Tax	326.5	(2.4)	334.6	995.8	(0.1)	996.4
Income Tax	105.7	(6.9)	113.5	335.5	(2.2)	343.2

Net Income	$220.8	(0.1)	$221.1	$660.3	1.1	$653.2

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

Consolidated premium income for the third quarter and first nine months of 2010 includes premium growth, relative to the prior year periods, for our Unum US group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Colonial Life. Our Unum US group disability line of business experienced a decline in premium income relative to the prior year due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for Unum US individual disability – recently issued declined year over year primarily due to lower sales. Unum UK premium income, in local currency, increased slightly during the third quarter of 2010 relative to last year’s third quarter but decreased for the first nine months of 2010 relative to comparable period of 2009. The year-to-date decrease was due primarily to lower premium growth from existing customers, similar to Unum US, and pricing actions due to the competitive U.K. market. Premium income in the Individual Disability – Closed Block segment, which is a closed block of business, continues its expected decline.

Net investment income was higher in the third quarter and first nine months of 2010 relative to the same periods last year due primarily to continued growth in the level of invested assets and higher bond call premiums. We recognized in earnings a net realized investment gain of $1.1 million and a loss of $2.8 million in the third quarter and first nine months of 2010 compared to gains of $14.9 million and $37.6 million in the third quarter and first nine months of 2009. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $10.4 million in the first nine months of 2010, compared to losses of $31.5 million and $160.1 million in the third quarter and first nine months of last year. Of these amounts, all were recognized in earnings other than a gain of $2.1 million and a loss of $4.8 million in the third quarter and first nine months of 2009, which were recognized in other comprehensive income.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the third quarter and first nine months of 2010, changes in the fair value of this embedded derivative resulted in a realized gain of $1.6 million and a realized loss of $3.7 million, compared to gains of $44.4 million and $208.1 million in the third quarter and first nine months of 2009. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The benefit ratio was 85.8 percent and 85.1 percent in the third quarter and first nine months of 2010 compared to 84.1 percent and 84.2 percent in the third quarter and first nine months of 2009, with slightly improved year-to-date risk results in Unum US but higher benefit ratios in Unum UK and Colonial Life. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense for the third quarter and first nine months of 2010 was higher than the prior year’s third quarter and first nine months due to higher levels of outstanding debt, partially offset by lower rates of interest on our floating rate debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs increased in the third quarter and first nine months of 2010 relative to the prior year periods, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs for the third quarter was consistent with the level of last year, but amortization was higher in the first nine months of 2010 relative to the first nine months of 2009 due primarily to an acceleration of amortization resulting from lower persistency for certain issue years in the Unum US supplemental and voluntary lines. Although the rate of persistency for the overall block of business within each of the supplemental and voluntary lines was generally consistent with last year, the persistency for certain individual issue years was less than expected and required additional amortization of deferred acquisition costs.

Other expenses decreased slightly relative to the third quarter and first nine months of 2009, primarily due to a decline in our pension costs.

The income tax rate in the U.K. will be reduced from 28 percent to 27 percent in April 2011. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, which occurred during the third quarter of 2010. Therefore, we recorded a reduction of $2.7 million to our income tax expense in the third quarter of 2010 to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations. Our income tax rate for the third quarter of 2010 was also lower relative to the prior year periods due to tax benefits recognized as a result of our investments in low-income housing tax credit partnerships.

In March 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the first nine months of 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Unum US
Fully Insured Products	$113.9	3.2%	$110.4	$421.7	(8.6)%	$461.4
Administrative Services Only (ASO) Products	0.1	(66.7)	0.3	1.8	(43.8)	3.2

Total Unum US	114.0	3.0	110.7	423.5	(8.8)	464.6

Unum UK	29.6	(7.8)	32.1	86.6	6.7	81.2

Colonial Life	80.3	2.3	78.5	237.5	6.0	224.1

Individual Disability - Closed Block	0.2	(50.0)	0.4	0.6	(50.0)	1.2

Consolidated	$224.1	1.1	$221.7	$748.2	(3.0)	$771.1

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

Premiums for fully insured products are reported as premium income. Fees for administrative services only (ASO) products are included in other income. Sales, persistency of the existing block of business, and the effectiveness of a renewal program are indicators of growth in premium and fee income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.

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

A reconciliation of total operating revenue by segment to total consolidated revenue and total operating income by segment to consolidated net income is as follows:

(in millions of dollars)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Operating Revenue by Segment	$2,526.8	$2,502.6	$7,602.9	$7,556.8
Net Realized Investment Gain (Loss)	1.1	14.9	(2.8)	37.6

Revenue	$2,527.9	$2,517.5	$7,600.1	$7,594.4

Operating Income by Segment	$325.4	$319.7	$998.6	$958.8
Net Realized Investment Gain (Loss)	1.1	14.9	(2.8)	37.6
Income Tax	105.7	113.5	335.5	343.2

Net Income	$220.8	$221.1	$660.3	$653.2

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

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$1,210.6	(0.4)%	$1,215.2	$3,643.2	(0.6)%	$3,665.2
Net Investment Income	312.9	3.3	302.8	936.2	4.2	898.2
Other Income	29.7	3.1	28.8	90.6	0.2	90.4

Total	1,553.2	0.4	1,546.8	4,670.0	0.3	4,653.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	962.9	(0.1)	964.0	2,882.2	(1.0)	2,910.8
Commissions	129.6	3.8	124.9	396.4	0.8	393.3
Interest and Debt Expense	0.3	(25.0)	0.4	0.9	(47.1)	1.7
Deferral of Acquisition Costs	(81.7)	4.1	(78.5)	(252.9)	(0.4)	(253.8)
Amortization of Deferred Acquisition Costs	80.2	2.3	78.4	249.5	4.6	238.5
Other Expenses	257.2	(1.3)	260.5	774.0	(2.2)	791.3

Total	1,348.5	(0.1)	1,349.7	4,050.1	(0.8)	4,081.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$204.7	3.9	$197.1	$619.9	8.4	$572.0

Operating Ratios (% of Premium Income):
Benefit Ratio	79.5%		79.3%	79.1%		79.4%
Other Expense Ratio	21.2%		21.4%	21.2%		21.6%
Before-tax Operating Income Ratio	16.9%		16.2%	17.0%		15.6%

Unum US Sales

(in millions of dollars)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$21.1	1.9%	$20.7	$80.9	(24.2)%	$106.7
Group Short-term Disability	11.5	(16.7)	13.8	42.9	(12.6)	49.1
Group Life	24.5	(12.5)	28.0	89.3	(17.6)	108.4
AD&D	2.6	(10.3)	2.9	9.8	(10.1)	10.9

Subtotal	59.7	(8.7)	65.4	222.9	(19.0)	275.1

Supplemental and Voluntary
Individual Disability - Recently Issued	11.6	(4.9)	12.2	31.5	(20.3)	39.5
Group Long-term Care	5.7	72.7	3.3	16.3	7.2	15.2
Individual Long-term Care	0.0	(100.0)	0.4	0.1	(96.3)	2.7
Voluntary Benefits	36.9	26.8	29.1	150.9	17.1	128.9

Subtotal	54.2	20.4	45.0	198.8	6.7	186.3

Total Fully Insured Products	113.9	3.2	110.4	421.7	(8.6)	461.4

ASO Products	0.1	(66.7)	0.3	1.8	(43.8)	3.2

Total Sales	$114.0	3.0	$110.7	$423.5	(8.8)	$464.6

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$44.5	(12.1)%	$50.6	$162.2	(10.4)%	$181.1
Large Case Market	15.2	2.7	14.8	60.7	(35.4)	94.0

Subtotal	59.7	(8.7)	65.4	222.9	(19.0)	275.1

Supplemental and Voluntary	54.2	20.4	45.0	198.8	6.7	186.3

Total Fully Insured Products	113.9	3.2	110.4	421.7	(8.6)	461.4

ASO Products	0.1	(66.7)	0.3	1.8	(43.8)	3.2

Total Sales	$114.0	3.0	$110.7	$423.5	(8.8)	$464.6

Unum US sales continue to be negatively impacted by the current economic conditions and the competitive environment. For the third quarter of 2010, sales increased 3.0 percent compared to the same period last year but were 8.8 percent lower than the prior year first nine months. The comparison to the first nine months of 2009 is challenging as the prior period sales results in our group large case segment were unusually high, due in part to the disruption in the marketplace that provided sales opportunities in certain market segments last year. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, decreased 12.1 percent and 10.4 percent in the third quarter and first nine months of 2010 compared to the same periods last year, with lower group long-term and short-term disability sales and lower group life and AD&D sales. The number of new accounts added in our core market segment was 10.0 percent higher than the number of new accounts added during the third quarter of last year, but declined 7.9 percent when compared to the number of new accounts added during the first nine months of 2009. Sales in the group large case market segment increased 2.7 percent compared to the third quarter of 2009, but decreased 35.4 percent compared to the first nine months of 2009, due in part to one large case sold in the second quarter of 2009. Our year-to-date sales mix is approximately 73 percent core market and 27 percent large case market, with a full-year targeted market distribution mix of 69 percent core/31 percent large case.

Sales of voluntary benefits increased 26.8 percent and 17.1 percent in the third quarter and first nine months of 2010, and the number of new accounts increased 7.9 percent and 14.8 percent compared to the third quarter and first nine months of 2009. Sales for our individual disability line of business, primarily in the multi-life market, decreased 4.9 percent and 20.3 percent in the third quarter and first nine months of 2010 compared to the same periods of 2009. Sales of group long-term care increased 72.7 percent and 7.2 percent in the third quarter and first nine months of 2010 compared to the same periods of 2009. We discontinued selling individual long-term care during 2009.

We intend to continue our focus on our group core market segment and the voluntary products market, maintaining our ongoing strategy for disciplined pricing, renewals, business mix, and risk selection. We will also seek disciplined growth in our group large case, individual disability, and group long-term care markets.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$404.9	(5.3)%	$427.4	$1,233.6	(5.0)%	$1,298.9
Group Short-term Disability	108.7	(1.2)	110.0	322.5	(0.8)	325.2

Total Premium Income	513.6	(4.4)	537.4	1,556.1	(4.2)	1,624.1
Net Investment Income	150.2	(4.5)	157.3	457.4	(3.8)	475.4
Other Income	21.5	(1.8)	21.9	64.8	(3.4)	67.1

Total	685.3	(4.4)	716.6	2,078.3	(4.1)	2,166.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	434.7	(5.2)	458.5	1,314.6	(6.7)	1,409.7
Commissions	38.5	(3.5)	39.9	119.2	(3.5)	123.5
Interest and Debt Expense	0.3	(25.0)	0.4	0.9	(47.1)	1.7
Deferral of Acquisition Costs	(14.2)	(9.6)	(15.7)	(45.2)	(4.4)	(47.3)
Amortization of Deferred Acquisition Costs	15.5	(8.8)	17.0	48.2	(5.5)	51.0
Other Expenses	132.7	(6.2)	141.5	402.9	(5.6)	427.0

Total	607.5	(5.3)	641.6	1,840.6	(6.4)	1,965.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$77.8	3.7	$75.0	$237.7	18.3	$201.0

Operating Ratios (% of Premium Income):
Benefit Ratio	84.6%		85.3%	84.5%		86.8%
Other Expense Ratio	25.8%		26.3%	25.9%		26.3%
Before-tax Operating Income Ratio	15.1%		14.0%	15.3%		12.4%

Premium Persistency:
Group Long-term Disability				90.2%		87.3%
Group Short-term Disability				89.1%		88.5%

Case Persistency:
Group Long-term Disability				88.4%		87.2%
Group Short-term Disability				87.2%		86.2%

Group disability premium income decreased in the third quarter and first nine months of 2010 compared to the same periods of 2009, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term and short-term disability compared to the prior year. Net investment income was lower in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income includes ASO fees of $14.3 million and $14.5 million for the third quarters of 2010 and 2009, respectively, and $43.2 million and $45.0 million for the first nine months of 2010 and 2009.

The benefit ratio for the third quarter and first nine months of 2010 was lower than the benefit ratio for the prior year periods due primarily to a higher rate of claim recoveries for group long-term disability, offset partially by a year-to-date increase in submitted claim incidence rates for group long-term disability. Submitted incidence rates for group long-term disability were generally consistent for the third quarter of 2010 relative to last year’s third quarter.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due to lower rates of interest on the floating rate debt and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral of acquisition costs in the third quarter and first nine months of 2010 was lower than in the same periods of 2009 due to lower sales during 2010. The amortization of acquisition costs in the third quarter and first nine months of 2010 was lower than the same periods of 2009 due to a decrease in amortization related to internal replacement transactions and a declining balance in the deferred acquisition costs asset. The other expense ratio decreased in the third quarter and first nine months of 2010 relative to the same periods of 2009, despite the decline in premium income, due to our continued focus on expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Life	$273.0	2.3%	$266.8	$814.5	2.6%	$793.6
Accidental Death & Dismemberment	27.0	1.5	26.6	79.3	(0.4)	79.6

Total Premium Income	300.0	2.2	293.4	893.8	2.4	873.2
Net Investment Income	32.5	1.6	32.0	95.8	0.7	95.1
Other Income	0.6	20.0	0.5	1.8	12.5	1.6

Total	333.1	2.2	325.9	991.4	2.2	969.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	211.3	2.4	206.4	627.2	2.3	613.2
Commissions	22.2	4.2	21.3	65.9	2.3	64.4
Deferral of Acquisition Costs	(12.4)	3.3	(12.0)	(37.6)	4.4	(36.0)
Amortization of Deferred Acquisition Costs	10.1	(12.9)	11.6	33.1	(4.6)	34.7
Other Expenses	49.1	1.0	48.6	147.3	0.5	146.6

Total	280.3	1.6	275.9	835.9	1.6	822.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$52.8	5.6	$50.0	$155.5	5.8	$147.0

Operating Ratios (% of Premium Income):
Benefit Ratio	70.4%		70.3%	70.2%		70.2%
Other Expense Ratio	16.4%		16.6%	16.5%		16.8%
Before-tax Operating Income Ratio	17.6%		17.0%	17.4%		16.8%

Premium Persistency:
Group Life				91.8%		86.8%
Accidental Death & Dismemberment				90.9%		87.7%

Case Persistency:
Group Life				88.3%		86.9%
Accidental Death & Dismemberment				88.4%		86.6%

Premium income for group life and accidental death and dismemberment increased in the third quarter and first nine months of 2010 relative to the same periods of 2009, due primarily to favorable premium persistency and case persistency. Premium and case persistency for the group life product line increased in both the core and large case market segments. Net investment income was generally consistent with the levels of the prior year periods.

The benefit ratio for the third quarter and first nine months of 2010 was relatively consistent compared to the same periods of 2009.

The deferral of acquisition costs increased in the third quarter and first nine months of 2010 compared to the same periods of 2009 due primarily to an increase in the level of deferrable expenses. The amortization of acquisition costs in the third quarter and first nine months of 2010 was lower than the same periods of 2009 due to a decrease in amortization related to internal replacement transactions.

The other expense ratio decreased in the third quarter and first nine months of 2010 in comparison to the same periods of 2009 due to our continued focus on expense management.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$116.7	(1.5)%	$118.5	$349.5	(2.0)%	$356.6
Long-term Care	149.4	1.0	147.9	448.1	0.7	444.8
Voluntary Benefits	130.9	10.9	118.0	395.7	8.0	366.5

Total Premium Income	397.0	3.3	384.4	1,193.3	2.2	1,167.9
Net Investment Income	130.2	14.7	113.5	383.0	16.9	327.7
Other Income	7.6	18.8	6.4	24.0	10.6	21.7

Total	534.8	6.0	504.3	1,600.3	5.5	1,517.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	316.9	6.0	299.1	940.4	5.9	887.9
Commissions	68.9	8.2	63.7	211.3	2.9	205.4
Deferral of Acquisition Costs	(55.1)	8.5	(50.8)	(170.1)	(0.2)	(170.5)
Amortization of Deferred Acquisition Costs	54.6	9.6	49.8	168.2	10.1	152.8
Other Expenses	75.4	7.1	70.4	223.8	2.8	217.7

Total	460.7	6.6	432.2	1,373.6	6.2	1,293.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$74.1	2.8	$72.1	$226.7	1.2	$224.0

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	54.3%		52.1%	52.8%		52.1%
Long-term Care	121.8%		113.5%	119.6%		110.9%
Voluntary Benefits	54.6%		59.0%	55.6%		57.0%
Other Expense Ratio	19.0%		18.3%	18.8%		18.6%
Before-tax Operating Income Ratio	18.7%		18.8%	19.0%		19.2%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	33.8%		33.5%	32.4%		33.9%
Long-term Care	80.9%		77.5%	80.1%		76.4%

Premium Persistency:
Individual Disability - Recently Issued				90.4%		89.6%
Long-term Care				95.5%		94.8%
Voluntary Benefits				80.6%		79.7%

Premium income in total for these product lines increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to sales growth in the voluntary benefits product line and higher persistency for all of the product lines. Premium income for individual disability – recently issued declined in the third quarter and first nine months of 2010 relative to the same periods of 2009 primarily due to lower sales. Net investment income increased in the third quarter and first nine months of 2010 relative to the prior year periods due to growth in the level of assets supporting these lines of business, higher bond call premiums, and an increase in our earned yield.

The interest adjusted loss ratio for the individual disability – recently issued line of business increased slightly in the third quarter of 2010 relative to the same period of 2009 due to a higher average size of new claims, but was lower in the first nine months of 2010 relative to the same period of 2009 due primarily to a higher rate of claim recoveries, partially offset by higher claim incidence rates. The interest adjusted loss ratio for long-term care increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to increased incidence and an increase in the active life reserve. The benefit ratio for voluntary benefits decreased in the third quarter and first nine months of 2010 when compared to the same periods of 2009 due primarily to a lower level of both paid claims and the average paid claim size in the voluntary life product line.

The deferral of acquisition costs increased in the third quarter of 2010 as compared to the same period of 2009 due to higher sales in the voluntary benefits line of business. The deferral of acquisition costs decreased slightly in the first nine months of 2010 as compared to the same period of 2009 due to the decrease in acquisition-related expenses related to our individual long-term care line of business, which we discontinued selling in 2009, and a decrease in sales in the individual disability – recently issued line of business, partially offset by higher sales for the voluntary benefits line of business. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2010 relative to the same periods of 2009 due to an acceleration of amortization resulting from lower persistency for certain issue years in certain of the product lines.

The other expense ratio increased in the third quarter and first nine months of 2010 compared to the same periods of 2009 due primarily to investments in various initiatives within our voluntary benefits line of business.

Segment Outlook

During the first nine months of 2010, we continued to experience an unfavorable impact on premium and sales growth, particularly growth in existing customer accounts, which we attribute to the current economic environment. Partially offsetting this unfavorable impact on premiums was higher than expected premium and case persistency in our group lines of business. We believe this is temporary in nature and that persistency will return to historical levels in 2011. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income during the remainder of 2010 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. The level of disability claims incidence, while higher than the first half of 2009, is generally consistent with what we experienced in the second half of 2009 and in the first six months of 2010. We are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly.

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

We intend to continue to embed our culture of risk management while maintaining our operating effectiveness, with a focus on talent development across our businesses. We believe we are well-positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. We will continue to manage our value businesses, which we define as the group large case market, individual disability, and long-term care product lines, in a disciplined manner for market growth and profitability. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to achieve marginal year over year growth in our premium income during the fourth quarter of 2010 and continuing into 2011. We anticipate that the benefit ratio in our group disability product line will remain fairly level during the remainder of 2010, with a slight improvement in 2011 driven primarily by case size mix shift. We think future margin improvement is achievable, although at a slower rate of growth than was achieved for 2009, driven primarily by our ongoing product mix shift and the growth of our voluntary benefits product line.

Unum UK Segment

Unum UK includes insurance for group long-term disability, group life, and individual disability products sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$108.0	(11.2)%	$121.6	$327.2	(12.9)%	$375.8
Group Life	44.5	16.8	38.1	126.8	21.7	104.2
Individual Disability	8.9	(11.0)	10.0	26.1	0.0	26.1

Total Premium Income	161.4	(4.9)	169.7	480.1	(5.1)	506.1
Net Investment Income	39.0	73.3	22.5	121.9	45.6	83.7
Other Income	0.2	(66.7)	0.6	1.1	(38.9)	1.8

Total	200.6	4.0	192.8	603.1	1.9	591.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	108.0	26.8	85.2	313.5	17.7	266.3
Commissions	11.7	5.4	11.1	31.9	(4.2)	33.3
Deferral of Acquisition Costs	(6.7)	(15.2)	(7.9)	(20.5)	(2.4)	(21.0)
Amortization of Deferred Acquisition Costs	6.9	(10.4)	7.7	20.3	(9.8)	22.5
Other Expenses	33.5	(11.8)	38.0	97.2	(4.9)	102.2

Total	153.4	14.4	134.1	442.4	9.7	403.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$47.2	(19.6)	$58.7	$160.7	(14.7)	$188.3

Operating Ratios (% of Premium Income):
Benefit Ratio	66.9%		50.2%	65.3%		52.6%
Other Expense Ratio	20.8%		22.4%	20.2%		20.2%
Before-tax Operating Income Ratio	29.2%		34.6%	33.5%		37.2%

Persistency:
Group Long-term Disability				91.1%		87.7%
Group Life				92.5%		78.2%
Individual Disability				88.7%		88.6%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as in the third quarter of 2010, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens, as in the first nine months of 2010, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	£69.6	(6.2)%	£74.2	£213.1	(12.8)%	£244.3
Group Life	28.7	23.2	23.3	82.6	22.6	67.4
Individual Disability	5.8	(1.7)	5.9	17.0	1.2	16.8

Total Premium Income	104.1	0.7	103.4	312.7	(4.8)	328.5
Net Investment Income	25.2	83.9	13.7	79.5	45.6	54.6
Other Income	0.0	(100.0)	0.4	0.7	(41.7)	1.2

Total	129.3	10.0	117.5	392.9	2.2	384.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	69.7	34.6	51.8	204.1	18.3	172.6
Commissions	7.6	13.4	6.7	20.8	(3.7)	21.6
Deferral of Acquisition Costs	(4.3)	(12.2)	(4.9)	(13.4)	(1.5)	(13.6)
Amortization of Deferred Acquisition Costs	4.4	(6.4)	4.7	13.2	(9.6)	14.6
Other Expenses	21.5	(8.1)	23.4	63.4	(4.1)	66.1

Total	98.9	21.1	81.7	288.1	10.3	261.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£30.4	(15.1)	£35.8	£104.8	(14.8)	£123.0

Weighted Average Pound/Dollar Exchange Rate	1.553		1.640	1.533		1.531

Premium income increased slightly during the third quarter of 2010 relative to last year’s third quarter but decreased for the first nine months of 2010 relative to comparable period of 2009. The year-to-date decrease was due primarily to lower premium growth from existing customers and pricing actions due to the competitive U.K. market, partially offset by higher persistency.

Net investment income increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to an increase in inflation which increased the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was generally offset by an increase in the reserves for future claims payments related to the inflation index-linked group policies.

The benefit ratio increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to unfavorable risk results for the group disability product line, which was driven by the impact of higher inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature, as discussed above, as well as a lower rate of claim recoveries. The third quarter increase for group disability was partially offset by slightly favorable risk results for the group life line of business when compared to the third quarter of 2009. Risk results for the group life line of business were unfavorable in the first nine months of 2010 when compared to the same period of 2009 due to an increase in claim size for the dependent life block.

The deferral of acquisition costs in the third quarter and first nine months of 2010 decreased in comparison to the same periods of 2009 due to a lower level of deferrable expenses. The decrease in amortization of deferred acquisition costs in the third quarter and first nine months of 2010 relative to the same periods of 2009 is due primarily to a decrease in amortization related to internal replacement transactions.

The other expense ratio in the third quarter of 2010 decreased in comparison to the same period of 2009 and in the first nine months was consistent with the prior year due to a continued focus on expense management.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)

	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Group Long-term Disability	$14.5	7.4%	$13.5	$42.1	(7.1)%	$45.3
Group Life	14.0	(18.1)	17.1	41.0	28.9	31.8
Individual Disability	1.1	(26.7)	1.5	3.5	(14.6)	4.1

Total Sales	$29.6	(7.8)	$32.1	$86.6	6.7	$81.2

Group Long-term Disability	£9.4	13.3%	£8.3	£27.5	(7.1)%	£29.6
Group Life	9.0	(13.5)	10.4	26.7	33.5	20.0
Individual Disability	0.7	(22.2)	0.9	2.3	(11.5)	2.6

Total Sales	£19.1	(2.6)	£19.6	£56.5	8.2	£52.2

Sales in Unum UK decreased in the third quarter of 2010 compared to the same period of 2009. The sales decrease in group life was attributable to lower sales in the core market, which we define for Unum UK as employee groups with fewer than 500 lives, as well as lower sales to existing customers. Partially offsetting these declines were slightly higher sales in the group life large case market. The increase in sales in the group long-term disability line of business was attributable to increased sales to existing customers, partially offset by lower sales in the core and large case markets.

Sales in Unum UK increased in the first nine months of 2010 compared to the same period of 2009. The sales growth in group life was attributable to sales growth in the core and large case markets as well as higher sales to existing customers. The decrease in sales in the group long-term disability line of business was attributable to a decline in sales in the large case market, partially offset by higher core market sales and higher sales to existing customers.

Negatively affecting year over year comparisons is an increase in prior year third quarter and year-to-date sales which resulted from the exit of another large insurance provider from the U.K. group risk market.

Segment Outlook

During the first nine months of 2010, we experienced an unfavorable impact on premium growth as a result of the challenging economic and competitive pricing environment. We expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also be impacted by a prolonged competitive pricing environment in the U.K. The level of disability claim incidence in the first nine months of 2010 relative to the comparable period of last year is generally consistent, but our claim recovery rate is unfavorable to the prior year, due in part to the impact of the economic environment on our ability to resolve claims. We continuously monitor key indicators to assess our risk to the economic slowdown and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

Our current growth strategy focuses on generating organic growth and expanding our role as the leading provider of group disability insurance in the U.K. Our strategy for future growth combines optimizing the performance of our existing business while developing new market opportunities. We intend to optimize performance of the existing business by (i) increasing underwriting and pricing discipline, (ii) improving our claims management processes, and (iii) expanding our broker market capabilities and sales effectiveness. We intend to develop new market opportunities by raising awareness of the need for income protection and by offering a suite of employee paid workplace solutions using integrated products with simpler, defined choices and flexible funding options through a streamlined and efficient platform with online capabilities matched to broker and employer needs.

We intend to continue to maintain our risk management culture as we focus on the achievement of sustainable and profitable growth through disciplined pricing, premium persistency, risk selection, and claims management. We expect to maintain our strong market leadership position in the U.K. In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth. We anticipate returning to more normalized levels of premium growth through continued favorable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. Due to the disciplined cost management process we have implemented, we intend to continue to align our operating expenses with premium growth through the implementation of expense efficiencies. We expect our margins to continue at a favorable level, but below the level of 2009.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$166.1	6.3%	$156.2	$493.1	5.4%	$467.8
Life	43.4	5.6	41.1	131.0	6.4	123.1
Cancer and Critical Illness	59.8	6.4	56.2	178.0	6.7	166.8

Total Premium Income	269.3	6.2	253.5	802.1	5.9	757.7
Net Investment Income	31.9	8.5	29.4	91.1	6.7	85.4
Other Income	0.2	100.0	0.1	0.5	25.0	0.4

Total	301.4	6.5	283.0	893.7	6.0	843.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	134.3	10.0	122.1	388.5	9.2	355.8
Commissions	59.5	11.4	53.4	171.7	6.8	160.8
Deferral of Acquisition Costs	(62.5)	9.5	(57.1)	(182.1)	6.5	(171.0)
Amortization of Deferred Acquisition Costs	43.5	(1.8)	44.3	137.9	2.9	134.0
Other Expenses	52.1	4.4	49.9	156.3	3.3	151.3

Total	226.9	6.7	212.6	672.3	6.6	630.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$74.5	5.8	$70.4	$221.4	4.1	$212.6

Operating Ratios (% of Premium Income):
Benefit Ratio	49.9%		48.2%	48.4%		47.0%
Other Expense Ratio	19.3%		19.7%	19.5%		20.0%
Before-tax Operating Income Ratio	27.7%		27.8%	27.6%		28.1%

Persistency:
Accident, Sickness, and Disability				76.4%		74.0%
Life				85.8%		84.6%
Cancer and Critical Illness				85.0%		83.5%

Premium income increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to increased sales and favorable persistency. Net investment income increased in the third quarter and first nine months of 2010 in comparison to the same periods of 2009 due to growth in the level of assets, an increase in income from partnership investments, and an increase in bond call premiums.

The overall benefit ratio increased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due to unfavorable experience in the accident, sickness, and disability product line resulting from an increase in the level of paid claims as well as a slightly higher level of claim incidence. In the cancer and critical illness product line, the benefit ratio decreased in the third quarter of 2010 relative to the same period of 2009 due primarily to a refinement of the loss adjustment expense reserve calculation. For the first nine months of 2010, the cancer and critical illness benefit ratio increased relative to the same period of 2009 due primarily to the continued higher levels of large claims on the older block of cancer products. Somewhat negatively affecting year over year comparisons for the first nine months is the release of active life reserves in the second quarter of 2009 in our cancer and critical illness product line. The life benefit ratio decreased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to favorable mortality.

Commissions and the deferral of acquisition costs increased in the third quarter and first nine months of 2010 compared to the same periods of 2009 due primarily to increased sales. The amortization of deferred acquisition costs in the third quarter of 2010 was lower relative to the same period of 2009 due to updates of estimated gross profits for certain of our interest-sensitive policies. The amortization of deferred acquisition costs in the first nine months of 2010 was higher relative to the same period of 2009 due to the continued increase in the level of deferred acquisition costs, offset partially by the decrease in amortization related to certain of our interest-sensitive policies.

The other expense ratio decreased in the third quarter and first nine months of 2010 compared to the same periods of 2009 due primarily to a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Accident, Sickness, and Disability	$53.6	6.8%	$50.2	$158.4	8.8%	$145.6
Life	14.7	(10.4)	16.4	44.8	0.2	44.7
Cancer and Critical Illness	12.0	0.8	11.9	34.3	1.5	33.8

Total Sales	$80.3	2.3	$78.5	$237.5	6.0	$224.1

Colonial Life’s sales in the third quarter and first nine months of 2010 increased 2.3 percent and 6.0 percent relative to the same periods of 2009. New account sales increased 0.5 percent and 7.1 percent, and existing account sales increased 3.3 percent and 5.3 percent in the third quarter and first nine months of 2010 relative to the comparable prior year periods. Sales increased 5.7 percent and 9.6 percent in the third quarter and first nine months of 2010 in the commercial market, driven primarily by sales growth in both the core market segment, which we define as accounts with fewer than 1,000 lives, and the large case segment. In the public sector market, sales declined 7.5 percent and 6.5 percent in the third quarter and first nine months of 2010 compared to the same periods of 2009. The number of new accounts in the third quarter and first nine months of 2010 increased 10.2 percent and 17.3 percent relative to the same periods of 2009, while the average new case size declined.

Segment Outlook

During the first nine months of 2010, our premium growth was modest relative to historical trends due to sluggish sales growth in 2009 and 2008. While we are encouraged by our year-to-date 2010 sales results, slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During the first nine months of 2010, we have experienced a slight increase in claim incidence levels in the accident, sickness, and disability line. However, there was not a concentration in any particular market sector. We continuously monitor key indicators to assess our risk to an economic slowdown or recession and attempt to adjust our business plans accordingly.

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

We intend to continue with our commitment to fostering our risk management culture while we seek to further expand our market opportunities. While we expect premium growth to be modest in the near term, strong profit margins are expected to continue, although we expect our overall benefit ratio to return to more historical levels and be slightly elevated relative to the favorable risk experience of 2009 and 2008. We believe premium growth will reaccelerate as the economy improves and employment growth resumes.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$208.5	(5.9)%	$221.5	$635.0	(6.5)%	$679.1
Net Investment Income	185.5	0.6	184.4	563.5	0.9	558.2
Other Income	22.7	(6.6)	24.3	67.3	(12.6)	77.0

Total	416.7	(3.1)	430.2	1,265.8	(3.7)	1,314.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	360.8	(2.4)	369.7	1,090.0	(2.9)	1,122.2
Commissions	12.8	(9.9)	14.2	39.3	(11.3)	44.3
Interest and Debt Expense	3.1	(8.8)	3.4	8.9	(34.1)	13.5
Other Expenses	30.2	(15.4)	35.7	93.7	(11.4)	105.8

Total	406.9	(3.8)	423.0	1,231.9	(4.2)	1,285.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$9.8	36.1	$7.2	$33.9	18.9	$28.5

Interest Adjusted Loss Ratio	85.5%		81.6%	85.1%		81.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.5%		16.1%	14.8%		15.6%
Before-tax Operating Income Ratio	4.7%		3.3%	5.3%		4.2%

Premium Persistency				93.5%		93.2%

The decrease in premium income for the third quarter and first nine months of 2010 relative to the same periods of 2009 is due to the expected run-off of this block of closed business driven by expected policy terminations and maturities. Net investment income for the third quarter and first nine months of 2010 was slightly higher than the same periods of 2009, with higher bond call premiums mostly offset by a lower earned yield and a lower level of assets supporting this closed block of business.

Other income decreased in the third quarter and first nine months of 2010 relative to the same periods of 2009 due to less favorable results from certain blocks of reinsured business, including less favorable investment results from portfolios held by those ceding companies to support the blocks we have reinsured.

The interest adjusted loss ratio for the third quarter and first nine months of 2010 increased relative to the same periods of 2009 due to lower claim recoveries on a year-to-date basis and lower claim settlements, partially offset by lower claim incidence rates. Interest and debt expense in the third quarter and first nine months of 2010 decreased from the same periods of 2009 due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

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

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2010	% Change	2009	2010	% Change	2009
Operating Revenue
Premium Income	$0.4	(66.7)%	$1.2	$2.8	64.7%	$1.7
Net Investment Income	49.1	21.2	40.5	148.5	18.4	125.4
Other Income	5.4	(33.3)	8.1	19.0	(28.3)	26.5

Total	54.9	10.2	49.8	170.3	10.9	153.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	21.5	(10.8)	24.1	61.8	(11.6)	69.9
Commissions	0.4	N.M.	0.0	0.8	60.0	0.5
Interest and Debt Expense	31.8	32.0	24.1	92.9	22.7	75.7
Other Expenses	12.0	(21.6)	15.3	52.1	4.0	50.1

Total	65.7	3.5	63.5	207.6	5.8	196.2

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(10.8)	21.2	$(13.7)	$(37.3)	12.4	$(42.6)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $25.0 million and $76.1 million in the third quarter and first nine months of 2010 compared to $17.5 million and $52.8 million in the same periods of 2009. Operating losses were $17.1 million and $47.2 million in the third quarter and first nine months of 2010 compared to $21.0 million and $67.3 million in the same periods of 2009.

The increase in operating revenue in the third quarter and first nine months of 2010 compared to the same periods of 2009 is due primarily to higher net investment income resulting from higher asset levels and an increase in bond call premiums.

Interest and debt expense increased in the third quarter and first nine months of 2010 compared to the same periods of 2009 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes and the September 2009 issuance of $350.0 million of 7.125% senior notes. The higher interest and debt expense associated with the two new debt issuances was partially offset by the repayment of $10.0 million of 7.08% medium-term notes due 2024 during the first quarter of 2010 and the repayment of $108.2 million of 5.859% senior notes during the second quarter of 2009.

Other expenses were $10.3 million and $30.4 million in the third quarter and first nine months of 2010 compared to $14.4 million and $44.4 million in the same periods of 2009. The decrease in other expenses is due primarily to lower pension costs.

Insurance Product Results

Operating revenue for our insurance products was $29.9 million and $94.2 million in the third quarter and first nine months of 2010 compared to $32.3 million and $100.8 million in the same periods of 2009, with premium income higher in the first nine months of 2010 due to a refund of premium from the reinsurance pools. These closed lines of business had operating income of $6.3 million and $9.9 million in the third quarter and first nine months of 2010 compared to $7.3 million and $24.7 million in the same periods of 2009. Other expenses were higher in 2010 compared to the prior year due to increased litigation costs.

Segment Outlook

The general economic outlook for corporate bond defaults continues to improve relative to recent quarters. However, as part of our risk management program, we have tested whether our capital plans have sufficient cushion to absorb possible losses. We believe we are well-positioned due to the strong capital position at our insurance subsidiaries and holding companies, as well as our on-going capital generation. We intend to continue our disciplined approach to risk management.

Interest and debt expense will remain higher in 2010 relative to 2009 due to the issuances of debt in September of 2010 and 2009. We do not expect litigation costs to remain at the elevated level of the first nine months of 2010. Pension expense for full year 2010 is expected to be approximately $15.0 million lower than the level of 2009.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments between our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. At September 30, 2010, we had $199.3 million fair value ($185.0 million amortized cost) of exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy. The weighted average rating of the underlying securities, absent the guaranty insurance policy, is A1. We held $419.9 million fair value ($400.4 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009.

Investment Results

Net investment income increased 6.7 percent and 6.3 percent in the third quarter and first nine months of 2010 relative to the same periods of 2009 due primarily to continued growth in the level of invested assets and higher bond call premiums. The duration weighted book yield on the fixed income securities in our investment portfolio was 6.73 percent as of September 30, 2010, and the weighted average credit rating was A3. This compares to a yield of 6.74 percent as of December 31, 2009 and a weighted average credit rating of A3. At September 30, 2010, the weighted average duration of our policyholder liability portfolio was approximately 8.53 years, and the weighted average duration of our investment portfolio supporting those policyholder liabilities was approximately 7.13 years, the difference of which is moderately outside our investment policy guidelines. As part of our asset and liability portfolio modeling, we continually review our investment strategy and our tolerance levels relative to duration mismatch.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Fixed Maturity Securities
Gross Gains on Sales	$6.0	$22.6	$35.4	$37.9
Gross Losses on Sales	(4.1)	(22.7)	(25.8)	(68.5)
Other-Than-Temporary Impairment Loss	0.0	(33.6)	(10.4)	(155.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.3	7.2	6.9	10.4
Gross Losses on Sales	(2.3)	0.0	(3.1)	(0.3)
Impairment Loss	(0.4)	(3.0)	(2.1)	(7.0)
Embedded Derivative in Modified Coinsurance Arrangement	1.6	44.4	(3.7)	208.1
Other Derivatives	0.0	0.0	0.0	12.3

Net Realized Investment Gain (Loss)	$1.1	$14.9	$(2.8)	$37.6

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During the first nine months of 2010, we recognized an other-than-temporary impairment loss of $10.2 million on securities issued by a Netherlands financial services company. The company recorded significant impairment losses in its securities and real estate portfolios during 2009 and 2008 and required a significant amount of government aid. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•	We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first nine months of 2010.

•

During the first nine months of 2009, we recognized a loss of $14.2 million on the sale of securities issues by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

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

The changes in fair value of this embedded derivative recognized as realized gains during the first nine months of 2010 and 2009 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(121.1) million at September 30, 2010, compared to $(117.4) million at December 31, 2009, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value composition by internal industry classification of our fixed maturity security portfolio and the associated unrealized gains and losses as of September 30, 2010 are as follows:

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,195.6	$185.4	$276.1	$20.6	$1,919.5	$206.0
Capital Goods	3,622.4	455.6	225.9	16.5	3,396.5	472.1
Communications	2,795.9	418.6	191.5	8.3	2,604.4	426.9
Consumer Cyclical	1,378.8	108.9	172.3	20.2	1,206.5	129.1
Consumer Non-Cyclical	5,379.0	755.0	131.9	10.2	5,247.1	765.2
Energy (Oil & Gas)	3,384.6	523.7	65.5	6.8	3,319.1	530.5
Financial Institutions	3,516.4	213.8	584.0	27.4	2,932.4	241.2
Mortgage/Asset-Backed	3,557.6	405.7	111.8	0.8	3,445.8	406.5
Sovereigns	1,479.0	190.8	0.0	0.0	1,479.0	190.8
Technology	936.0	125.2	52.3	1.8	883.7	127.0
Transportation	1,063.3	177.0	13.1	1.2	1,050.2	178.2
U.S. Government Agencies and Municipalities	2,330.8	289.2	133.1	12.3	2,197.7	301.5
Utilities	10,060.2	1,257.4	262.4	9.5	9,797.8	1,266.9
Redeemable Preferred Stocks	48.0	0.2	20.9	1.9	27.1	2.1

Total	$41,747.6	$5,106.5	$2,240.8	$137.5	$39,506.8	$5,244.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2010 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2010. We had no fixed maturity securities with a gross unrealized loss of $10.0 million or greater at September 30, 2010.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)

	2010			2009
	September 30	June 30	March 31	December 31	September 30
Fair value < 100% >= 70% of Amortized Cost

<= 90 days	$5.9	$31.8	$22.3	$62.7	$5.5
> 90 <= 180 days	7.2	1.2	42.0	4.5	1.7
> 180 <= 270 days	0.9	9.0	1.4	2.3	0.2
> 270 days <= 1 year	0.3	0.0	2.1	3.7	2.1
> 1 year <= 2 years	2.4	4.2	45.8	84.2	132.6
> 2 years <= 3 years	17.5	27.9	43.3	105.4	155.9
> 3 years	37.9	92.1	128.2	160.6	170.3

Sub-total	72.1	166.2	285.1	423.4	468.3

Fair value < 70% >= 40% of Amortized Cost

> 270 days <= 1 year	0.0	0.0	0.0	0.0	2.7
> 1 year <= 2 years	2.4	2.6	6.3	16.5	0.0
> 2 years <= 3 years	0.0	0.0	11.1	0.2	2.2
> 3 years	0.0	0.0	0.5	2.4	0.4

Sub-total	2.4	2.6	17.9	19.1	5.3

Fair Value < 40%

> 3 years	0.0	0.0	0.0	0.5	0.6

Sub-total	0.0	0.0	0.0	0.5	0.6

Total	$74.5	$168.8	$303.0	$443.0	$474.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)

	2010			2009
	September 30	June 30	March 31	December 31	September 30
Fair value < 100% >= 70% of amortized cost

<= 90 days	$0.5	$8.8	$3.8	$0.1	$0.0
> 90 <= 180 days	1.9	1.4	0.0	0.0	0.4
> 180 <= 270 days	0.0	0.0	0.0	0.1	0.1
> 270 days <= 1 year	0.0	0.0	0.0	0.0	14.9
> 1 year <= 2 years	1.5	12.3	13.8	48.0	80.8
> 2 years <= 3 years	28.9	41.5	48.8	45.7	64.2
> 3 years	28.5	38.7	23.0	24.3	21.3

Sub-total	61.3	102.7	89.4	118.2	181.7

Fair value < 70% >= 40% of amortized cost

> 270 days <= 1 year	0.0	0.0	0.0	0.0	7.1
> 1 year <= 2 years	0.0	0.0	9.9	10.9	48.4
> 2 years <= 3 years	0.0	4.2	1.4	1.3	25.2
> 3 years	1.7	2.2	12.2	19.7	48.9

Sub-total	1.7	6.4	23.5	31.9	129.6

Total	$63.0	$109.1	$112.9	$150.1	$311.3

At September 30, 2010, our mortgage/asset-backed securities had an average life of 3.84 years, effective duration of 3.48 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2010, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,695.4 million and $2,790.2 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,464.2 million and $1,404.0 million on an amortized cost basis at September 30, 2010 and December 31, 2009, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At September 30, 2010, we held three mortgage loans which were considered impaired. One mortgage loan, which was delinquent more than 30 days as to interest or principal payments, was carried at the estimated net realizable value of $3.4 million, with no valuation allowance. The other two mortgage loans, considered to be impaired because we anticipate early disposal of the loans through either sale or payoff for less than the outstanding principal, were carried at the estimated net realizable value of $2.7 million, net of a valuation allowance of $0.9 million. At December 31, 2009, we held one mortgage loan which was delinquent more than 30 days as to interest or principal payments and which we considered impaired. This loan was carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million. We sold this loan during the first quarter of 2010 and recognized a realized investment loss of $0.5 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $19.1 million at September 30, 2010. The carrying value of cash and fixed maturity securities posted as collateral to our counterparties was $19.3 million and $86.9 million, respectively, at September 30, 2010. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody’s and S&P, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $47.1 million and $35.5 million on a fair value basis at September 30, 2010 and December 31, 2009, respectively.

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

We have met all minimum pension funding requirements set forth by ERISA. We made voluntary contributions to our U.S. qualified defined benefit pension plan of $67.0 million during the first quarter of 2010 and $100.0 million in October 2010. The October contribution was made in lieu of our planned 2011 contribution. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions of approximately £3.2 million during 2010, £2.4 million of which has been contributed during the first nine months of 2010.

In September 2010, we issued $400.0 million of senior notes. These notes, due in 2020, bear interest at a fixed-rate of 5.625%. The net proceeds are expected to be used for the repayment of our senior notes due March 2011 and for other general corporate purposes.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. The share repurchase program has an expiration date of May 2011, and the pace of repurchase activity will depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The authorization may be modified, extended, or terminated by our board of directors at any time. In the first nine months of 2010, we repurchased approximately 15.2 million shares for $327.5 million.

Also in May 2010, our board of directors authorized an increase in the quarterly dividend paid on Unum Group’s common stock, from $0.0825 per common share to $0.0925 per common share, effective with our third quarter of 2010 dividend payment to stockholders.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $1.027 billion and $915 million at September 30, 2010 and December 31, 2009, respectively. The September 30, 2010 balance was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.3 years, and various money-market funds. No significant restrictions exist on our ability to use or access these funds. We believe we hold sufficient resources to meet our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $913.8 million for the nine months ended September 30, 2010, compared to $853.6 million for the comparable period of 2009. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also to the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first nine months of 2010 include our pension contributions previously discussed.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $842.9 million for the nine months ended September 30, 2010 compared to $738.9 million for the comparable period of 2009.

Our sales of available-for-sale securities declined in the first nine months of 2010 relative to the prior year period. Proceeds from maturities of available-for-sale securities were higher in the first nine months of 2010 compared to the comparable period of 2009 primarily due to a significant increase in bond calls and bond maturities.

Proceeds from sales and maturities of other investments decreased in the first nine months of 2010 as compared to the same period of 2009 primarily due to a decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs. Proceeds from maturities of commercial mortgage loans were higher in the first nine months of 2010 relative to the prior year period.

The increase in purchases of available-for-sale securities during the first nine months of 2010 relative to the same period of 2009 resulted from the additional funds available for reinvestment due to the increase in proceeds from bond calls and maturities, as previously noted.

Purchases of other investments increased during the first nine months of 2010 relative to the same period of 2009 as a result of the purchase of tax credit partnerships, partially offset by a decline in the funding of mortgage loans.

Net purchases of short-term investments increased during the first nine months of 2010 relative to the same period in 2009 due to the increase in bond calls and maturities, with the proceeds invested in short-term investments pending the purchase of fixed maturity securities.

The increase in cash used in other investing activities during the first nine months of 2010 relates primarily to cash posted as collateral to our derivative counterparties.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $63.9 million for the nine months ended September 30, 2010 compared to net cash provided of $55.8 million for the comparable period of 2009.

During the first nine months of 2010, we received proceeds of $400.0 million, less debt issuance costs of $3.0 million and a debt discount of $0.5 million, from the September 15, 2010 issuance of $400.0 million of 5.625% senior notes due September 15, 2020. During the first nine months of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. During each of the first nine months of 2010 and 2009, Tailwind Holdings made principal payments of $7.5 million on its floating rate, senior secured non-recourse notes due 2036. During the first nine months of 2010 and 2009, Northwind Holdings made principal payments of $45.2 million and $19.9 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

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

During the first nine months of 2010, we repurchased approximately 15.2 million shares of Unum Group common stock for $327.5 million. Approximately $3.5 million of the amount repurchased was settled in October 2010.

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

Debt

At September 30, 2010, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,661.3 million and short-term debt of $225.1 million. Short-term debt consisted of the 7.625% senior notes due March 2011. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.5 percent at September 30, 2010 compared to 24.8 percent at December 31, 2009. Our leverage ratio, when calculated excluding the non-recourse debt and the associated capital of Tailwind Holdings and Northwind Holdings, was 23.3 percent at September 30, 2010, compared to 20.5 percent at December 31, 2009. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings is a better indicator of our ability to meet our financial obligations.

In September 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries.

During the first nine months of 2010, we made principal payments of $45.2 million and $7.5 million on our senior secured non-recourse variable rate notes issued by Northwind Holdings and Tailwind Holdings, respectively, and we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

During October 2010, we entered into an interest rate swap to effectively convert our $350.0 million aggregate principal amount of 7.125% unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR.

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

At September 30, 2010, we had commitments of approximately $83.6 million to fund certain of our private equity partnerships and $1.9 million to fund underlying partnerships in our investment in a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer and may or may not be funded during the term of the securities. In addition, we have a legally binding unfunded commitment of $148.8 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. During the first nine months of 2010, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt and the commitments as noted above.

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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions. These transactions increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We had no securities lending transactions during the first nine months of 2010.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no repurchase agreements outstanding at September 30, 2010. The average quarterly balance during the first nine months of 2010 was $52.7 million, and the maximum amount outstanding at any month end was $150.4 million. Our use of repurchase agreements can fluctuate during any given period, depending on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody’s	S&P
Issuer Credit Ratings	bbb- (Good)	BBB (Good)	Baa3 (Moderate Credit Risk)	BBB- (Good)

Financial Strength Ratings
Provident Life & Accident	A- (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life & Casualty	A- (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A- (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A- (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A- (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A- (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first nine months of 2010 or prior to the date of this filing.

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

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. During the first nine months of 2010, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2010	702,100	$22.12	702,100	$354,794,497
August 1 - August 31, 2010	7,600,200	20.64	7,600,200	197,902,669
September 1 - September 30, 2010	1,140,600	21.98	1,140,600	172,837,939

Total	9,442,900		9,442,900

(1)	The average price paid per share excludes the cost of commissions.
(2)	On May 19, 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock through May 18, 2011. The authorization may be modified, extended, or terminated by the board of directors at any time.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: November 3, 2010	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 3, 2010	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer