Form 10-K
period 2010-11-19
Unum Group
filed 2011-02-25
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

(Check one): Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.1 billion. As of February 18, 2011, there were 309,681,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

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

•	Fluctuation in insurance reserve liabilities.
•	Investment results, including but not limited to, realized investment losses resulting from impairments that differ from our assumptions and historical experience.
•	Changes in interest rates, credit spreads, and securities prices.
•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.
•	Changes in accounting standards, practices, or policies.
•	Changes in our financial strength and credit ratings.
•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.
•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.
•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.
•	Actual persistency and/or sales growth that is higher or lower than projected.
•	Effectiveness of our risk management program.
•	The level and results of litigation.
•	Currency exchange rates.
•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.
•	Ability and willingness of reinsurers to meet their obligations.
•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.
•	Events or consequences relating to political instability, terrorism, or acts of war, both domestic and foreign.
•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

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

Business Strategies

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. Specifically, we offer group, individual, and voluntary benefits — either as stand-alone products or combined with other coverages — that create comprehensive benefits solutions for employers of all sizes by helping them attract and retain a stronger workforce while protecting the incomes and lifestyles of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at middle and lower incomes, are perhaps the most vulnerable in today’s economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

We have established a corporate culture consistent with the social values our products provide. We are committed to not only meeting the needs of our customers who depend on us, but also to operating with integrity and being accountable for our actions. Our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently as well as to identify and address potential areas of risk from all corners of our business. We have also applied these same values to our social responsibility efforts. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities.

We are an industry leader, and we believe we are well-positioned in our sector with solid long-term growth prospects. Given the nature of our business, however, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed herein may cause our results to differ materially from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe we can continue to meet the challenges presented by the current economic environment. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

During 2011, our focus will remain on disciplined top-line growth and capital management. Objectives for the year include:

•	Continue to consistently execute against our operating plans, which emphasize disciplined, profitable growth;
•	Further enhance our financial flexibility through solid operating and investment performance and a sustainable capital deployment strategy;
•	Leverage our capabilities, products, relationships, and reputation to deliver on our commitments as well as our bottom-line targets;
•	Continue to invest in our businesses and leverage global capabilities to capitalize on current and future growth opportunities.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Measured as a percentage of consolidated premium income for the year ended December 31, 2010, premium income was approximately 65.3 percent for the Unum US segment, 8.8 percent for Unum UK, 14.5 percent for Colonial Life, and 11.4 percent for the Individual Disability – Closed Block and Corporate and Other segments combined.

Financial information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued disability insurance, group and individual long-term care insurance, and voluntary benefits products. These products are issued primarily by Unum America, Provident, and Paul Revere Life. Paul Revere Life no longer actively markets new business but continues to service its existing business. Premium income for this segment totaled $4,854.6 million in 2010. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. We discontinued selling individual long-term care insurance in 2009.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 42.7 percent of the Unum US segment premium income in 2010. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Some cases carry experience rating provisions. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. We also offer accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

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

Profitability of group long-term and short-term disability insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. In general, experience-rated disability coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully insured coverages while larger employers often bear much of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 24.7 percent of the Unum US segment premium income in 2010. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees’ wages and includes a provision for waiver of premium, if disabled. Accidental death and dismemberment consists primarily of an additional benefit amount payable if death or severe injury is attributable to an accident.

Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those used for group disability products, and evidence of insurability is required for benefits in excess of a specified limit.

Profitability of group life and accidental death and dismemberment insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability – Recently Issued

Individual disability – recently issued products generated approximately 9.4 percent of the Unum US segment premium income in 2010. Individual disability – recently issued generally consists of those individual disability policies issued after the substantial changes in product offerings, pricing, distribution, and underwriting which occurred during the period 1994 through 1998 and were generally implemented to improve the overall risk profile of the product. Individual disability is offered primarily to multi-life employer groups, but the policy is owned by the employee and is portable should the employee change employers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured’s monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder’s needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, gender, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived. The majority of our individual disability – recently issued policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy’s duration, we cannot cancel the policy or raise the premium.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Group and Individual Long-term Care

Long-term care products generated approximately 12.3 percent of the Unum US segment premium income in 2010. Group long-term care insurance is offered to employers for the benefit of employees. Individual long-term care, which we discontinued selling in 2009, was previously marketed on a single-life customer basis. Long-term care insurance pays a benefit upon the loss of two or more activities of daily living and the insured’s requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits begin after a waiting period, generally 90 days or less.

Premium rates for long-term care vary by age and gender and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Underwriting for group long-term care insurance is based primarily on the age and gender of the insured and certain characteristics of the group. There is an “active at work” requirement for insurability, and for coverage above a stated maximum, we evaluate the medical condition of the prospective individual insureds. Long-term care insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Voluntary Benefits

Voluntary benefits products generated approximately 10.9 percent of the Unum US segment premium income in 2010. Voluntary benefits products are sold to groups of employees through payroll deduction at the workplace and include individual universal life and interest-sensitive life, individual disability, group and individual critical illness, and individual cancer products.

Premium rates for voluntary benefits products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. For larger groups with high participation rates, some underwriting requirements may be waived. Voluntary benefits products other than life insurance are offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, group and individual critical illness, and, more recently, voluntary benefits products. These products are issued by Unum Limited and are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $650.6 million in 2010, or £420.6 million in local currency.

Group Long-term Disability

Group long-term disability products contributed approximately 64.7 percent of the Unum UK segment premium income in 2010. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 65. The benefits are limited to specified maximums as a percentage of income.

Premiums for group long-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Some cases carry experience rating provisions. Premiums for experience-rated group long-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client.

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

Group Life

Group life products contributed approximately 26.4 percent of the Unum UK segment premium income in 2010. Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product providing a lump sum benefit to the beneficiary on death of an employee and a group dependent life product which provides an annuity to the beneficiary on death of an employee. Both coverages are frequently linked to employees’ wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 5.2 percent of the Unum UK segment premium income in 2010. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured’s monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder’s needs. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, gender, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. Approximately one half of our individual disability policies are written on a noncancelable basis. The remainder is offered on a guaranteed renewable basis which allows us to re-price in-force policies.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Critical Illness

Critical illness products generated approximately 3.7 percent of the Unum UK segment premium income in 2010. Group critical illness products, previously reported with group long-term disability, are sold to groups of employees. Individual critical illness products, previously reported with individual disability, are offered to individual retail customers. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products. Premium rates for individual critical illness products vary by age and gender based on assumptions concerning morbidity, persistency, administrative expenses, and investment income. Individual critical illness insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy.

Profitability of these products is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Voluntary Benefits

Unum UK launched its initial voluntary benefits product offering in the U.K. marketplace during the fourth quarter of 2010. The product offering includes group disability, group life, and group critical illness products. These products are sold to groups of employees through payroll deduction at the workplace.

Premium rates for voluntary benefits products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. The extent of underwriting for these policies is based on guaranteed issue amounts, size of policy, and participation percentage. Policies include rate guarantees at inception and at renewal, generally for a period of two years.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers. Premium income for this segment totaled $1,075.7 million in 2010.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 61.5 percent of the Colonial Life segment premium income in 2010, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis and group limited benefit medical plans which provide limited indemnity benefits for basic healthcare expenses.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein we retain the right to change premiums at the individual account level. We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

The accident and health products qualify as fringe benefits that can be purchased with pre-tax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Laws could be changed to limit or eliminate fringe benefits available on a pre-tax basis, eliminating our ability to continue marketing our products this way. However, we believe our products provide value to our policyholders that will remain even if the tax advantages offered by flexible benefits programs are modified or eliminated.

Life

Group and individual life products contributed approximately 16.4 percent of the Colonial Life segment premium income in 2010 and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

Premium rates vary by age and gender and are based on assumptions concerning mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 22.1 percent of the Colonial Life segment premium income in 2010. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis.

Profitability of these products is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Individual Disability – Closed Block Segment

The Individual Disability – Closed Block segment generally consists of those individual disability policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Premium income for this segment totaled $847.0 million in 2010.

The majority of the policies included in this segment represent individual disability insurance which was written on a noncancelable basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

We have reinsurance agreements in place providing for reimbursement of a proportion of losses in excess of an attachment point and for which such losses are capped by a maximum loss limit.

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

Premium income for the insurance products in this segment totaled $3.5 million in 2010. We expect operating revenue and income from these insurance products to decline over time as these business lines wind down.

Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. The primary purpose of ceded reinsurance is to limit losses from large exposures. However, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers to whom we cede business and monitor concentration of credit risk to minimize our exposure. We may also require assets to be held in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances.

In general, the maximum amount of risk retained by our U.S. insurance subsidiaries and not ceded is $750,000 per covered life per policy under a group or individual life policy and $750,000 per covered life per policy under a group or individual accidental death and dismemberment policy. For Unum Limited, we generally retain £1.0 million per covered life. The amount of risk retained on individual disability products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, we generally do not reinsure group or individual disability policies issued subsequent to 1999.

We have global catastrophic reinsurance coverage which includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. We have 50 percent reinsurance coverage in the first layer and 80 percent coverage in the other three layers for a total of $305.0 million of catastrophic reinsurance coverage, after a $50.0 million deductible. Each of the first two layers provides $50.0 million of coverage, the third layer provides $100.0 million of coverage, and the fourth layer provides $200.0 million of coverage. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism. In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has an additional catastrophic treaty integrated with the global treaty to limit the exposure under group life and group dependent policies as a result of a catastrophic event. The coverage is placed at 100 percent for a total of £150.0 million of catastrophic reinsurance coverage, after a £200.0 million deductible. The coverage is for all catastrophic events, including acts of war and any type of terrorism. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $4,827.9 million at December 31, 2010 relates to 93 companies. Fourteen major companies account for approximately 91 percent of the reinsurance recoverable at December 31, 2010, and all of these companies are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Of the remaining reinsurance recoverable, approximately eight percent relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Approximately one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

For further discussion of our reinsurance activities, refer to “Risk Factors” contained herein in Item 1A and Note 11 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

For further discussion of reserves, refer to “Risk Factors” contained herein in Item 1A, “Critical Accounting Estimates” and the discussion of segment operating results included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Note 5 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

Investments

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the effective asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities. Changes in interest rates may affect the amount and timing of cash flows.

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments between our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

Refer to “Risk Factors” contained herein in Item 1A, “Critical Accounting Estimates” and the discussion of investments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7, and Notes 2, 3, and 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on our investments and derivative financial instruments.

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

Our financial strength ratings as of February 2011 for our principal U.S. domiciled insurance company subsidiaries were:

•	A (Excellent) by AM Best – 3rd of 15 rankings
•	A (Strong) by Fitch – 6th of 23 rankings
•	A3 (Good) by Moody’s – 7th of 21 rankings
•	A- (Strong) by S&P – 7th of 21 rankings

Our issuer credit ratings for Unum Group as of February 2011 were:

•	bbb (Good) by AM Best – 9th of 22 rankings
•	BBB (Good) by Fitch – 9th of 21 rankings
•	Baa3 (Moderate) by Moody’s – 10th of 21 rankings
•	BBB- (Good) by S&P – 10th of 22 rankings

As of February 2011, all four rating agencies have a “stable” outlook for our Company. None of the ratings are currently under review or on credit watch. See further discussion in “Risk Factors” contained herein in Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

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

Regulation

General

Our U.S. insurance subsidiaries are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. Unum Limited is subject to regulation by the Financial Services Authority (FSA) in the U.K. The state insurance departments in the U.S. and the FSA in the U.K. have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring may include reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. Our domestic insurance subsidiaries must meet the standards and tests for investments imposed by state insurance laws and regulations of the jurisdictions in which they are domiciled. Domestic insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet policyholder obligations. These reserves are verified periodically by various regulators. Our domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company’s sales practices, including advertising and licensing of agents and brokers, as well as underwriting, claims, and customer service practices to determine compliance with state laws.

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

The NAIC’s Solvency Modernization Initiative (SMI) began in June 2008. The SMI is a self-examination of the United States’ insurance solvency regulation framework and includes a review of international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation. The SMI is a wide-ranging initiative that, by its nature, will evolve to respond to national and international insurance regulatory and solvency developments. Current SMI goals and the principles developed through the SMI’s exploration of capital requirements, group solvency, reinsurance, and international accounting will likely result in significant changes to U.S. insurance regulation and solvency standards.

Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K. Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company’s individual risk profile. Unum Limited will adopt new capital requirements and risk management standards, Solvency II, resulting from a fundamental review of the capital adequacy standards for the European insurance industry. Solvency II will replace the current capital requirements for Unum Limited. Solvency II requirements are still being developed and have not yet been adopted, but the current proposals contain new requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management and prospective risk identification, and (iii) disclosure and regulatory reporting requirements. The effective adoption date is expected to be January 1, 2013.

Our Bermuda-based insurance subsidiary is subject to regulation by the Bermuda Monetary Authority (BMA). Last year the BMA initiated a comprehensive review of its insurance regulatory and solvency framework. Throughout 2010, the BMA published and released a series of consultation papers with the stated purpose of being recognized as equivalent under the Solvency II directive. The BMA is working with European regulators and hopes to complete the assessment during the summer of 2011. The scope and scale of its proposed change is potentially broad, and requirements are expected to vary by insurer licensing classification. It is too early to assess the impact, but the insurance industry may ultimately be subject to new rules regarding governance, administrative and accounting processes, and/or long-term capital requirements.

See further discussion in “Risk Factors” contained herein in Item 1A and “Liquidity and Capital Resources” contained herein in Item 7.

Insurance Holding Company Regulation

We are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), which currently include Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including intercompany transactions.

In addition, the laws of most states, including the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), require regulatory approval of a change in control of an insurance company or its holding company. Where these laws apply to us, there can be no effective change in control of our Company or of any of our insurance subsidiaries unless the person seeking to acquire control has filed a statement containing specified information with the appropriate insurance regulators and has obtained their prior approval of the proposed change. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its holding company, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its holding company without the prior approval of the insurance regulators in the state(s) of domicile of the insurance company(ies) sought to be acquired (or whose holding company is sought to be acquired) will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulators; (ii) prohibition of voting of such shares; and (iii) other actions determined by the relevant insurance regulators. Further, many states’ insurance laws require that prior notification be given to state insurance regulators of a change in control of a non-domiciled insurance company doing business in the state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change in control of our Company or of any of our insurance subsidiaries may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

In addition, such laws and regulations restrict the amount of dividends that may be paid by our insurance subsidiaries to their respective shareholders, including our Company and certain of our intermediate holding company subsidiaries. See further discussion in “Risk Factors” contained herein in Item 1A and “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7.

We are also subject to regulation under applicable regulations and reporting requirements in the foreign jurisdictions in which we or our affiliates do business or have done business.

Federal Laws and Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, will subject us to potentially significant additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. Among other provisions impacting or potentially impacting us, Dodd-Frank:

•

Creates a new framework for regulation of the over-the-counter derivatives markets, including requiring that certain swaps be executed through a centralized exchange or regulated facility and be cleared through a regulated clearinghouse and subjecting major swap participants (potentially including our Company) to capital and margin (i.e., collateral) requirements, which may have the effect of increasing the costs of hedging generally and the credit risk posed by some counterparties;

•

Establishes a Financial Stability Oversight Council with authority to subject systemically important financial companies (including nonbank financial companies such as our Company) to supervision and stricter prudential regulation by the Board of Governors of the Federal Reserve Board, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity, and credit exposure, and in certain circumstances limitations on acquisitions or combinations, restrictions on product offerings, and/or requirements to sell assets; and

•

Establishes a Federal Insurance Office within the Department of the Treasury to monitor all aspects of the insurance industry (other than with respect to health insurance, certain long-term care insurance, and crop insurance), including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system and recommending insurers (potentially including our Company) that should be designated for stricter regulation.

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures, and controls.

For further discussion of regulation, refer to “Risk Factors” contained herein in Item 1A.

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our U.K. operations totaled $845.8 million, $828.2 million, and $1,086.1 million for 2010, 2009, and 2008, respectively. These amounts were approximately 8.3 percent, 8.2 percent, and 10.4 percent of consolidated segment operating revenue for 2010, 2009, and 2008, respectively. As of December 31, 2010, total assets and liabilities for our U.K. operations were $3.6 billion and $2.5 billion, respectively, or approximately 6.3 percent and 5.2 percent of consolidated assets and liabilities, respectively. Fluctuations in the U.S. dollar relative to the local currency of our U.K. operations will impact our reported operating results. See “Risk Factors” contained herein in Item 1A for further discussion of fluctuations in foreign currency exchange rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 12 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of Unum UK’s operating results.

Employees

At December 31, 2010, we had approximately 9,500 full-time employees.

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

Name	Age	Position

Thomas R. Watjen	56	President and Chief Executive Officer and a Director
Robert O. Best	61	Executive Vice President, Global Business Technology
Liston Bishop III	64	Executive Vice President and General Counsel
Randall C. Horn	58	Executive Vice President, President and Chief Executive Officer, Colonial Life
Kevin P. McCarthy	55	Executive Vice President, President and Chief Executive Officer, Unum US
John F. McGarry Richard P. McKenney	53 42	Executive Vice President, President and Chief Executive Officer, Unum UK Executive Vice President and Chief Financial Officer

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

Mr. Best was named Executive Vice President, Global Business Technology in March 2010. Prior to that, he served as Executive Vice President, Chief Operating Officer, Unum US from January 2007 and Executive Vice President, Service Operations and Chief Information Officer from January 2006 to January 2007. He served as Executive Vice President, The Client Services Center, and Chief Information Officer from May 2003. Mr. Best originally joined a Unum Group predecessor company as Senior Vice President and Chief Information Officer in 1994.

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

Mr. Horn was named Executive Vice President, President and Chief Executive Officer, Colonial Life in May 2007. Prior to that, he served as Executive Vice President, President and Chief Executive Officer of Colonial Life & Accident Insurance Company from March 2004. Before joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from 1993 until 2003, having joined that company in 1981.

Mr. McCarthy was named Executive Vice President, President and Chief Executive Officer, Unum US in May 2007. He previously served as Executive Vice President, President, Unum US from January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Mr. McGarry was named Executive Vice President, President and Chief Executive Officer, Unum UK in July 2010. He previously served as Senior Vice President, Benefits, Individual Disability, and National Client Group Business, for Unum US from January 2010. Prior to that, he served in various other capacities within Unum US, including Senior Vice President, Benefits Operations and Risk Management from March 2008 to January 2010, Senior Vice President, Benefits Operations from January 2006 to March 2008, and Senior Vice President, Underwriting Operations from August 2005 to January 2006. Mr. McGarry originally joined a Unum Group predecessor company in 1986.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the FSA may revise its capital adequacy requirements and minimum solvency margins, other jurisdictions in which our subsidiaries operate, including the BMA, may increase their capital requirements, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital for our insurance subsidiaries. Increased financial services regulation, such as the NAIC Solvency Modernization Initiative and the European Commission’s Solvency II, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries.

New programs, including healthcare reform or financial services sector reform, may compete with or diminish the need for our products, particularly as it may affect our ability to sell our products through employers or in the workplace.

Congress, as well as foreign, state, and local governments, could enact legislation related to changes in tax laws or tax rates or could eliminate current tax deductions. Any of these events could increase our tax costs or affect the desirability of our products to customers. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to potentially significant additional federal regulation. The requirements of the regulations ultimately adopted could affect the financial markets generally and could impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition, and the requirement, availability, or cost of capital. See “Regulation” contained herein in Item 1.

Most group long-term and short-term disability plans we administer are governed by the Employee Retirement Income Security Act (ERISA). Changes to ERISA enacted by Congress or via judicial interpretations may adversely affect the risk to us of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability and our profitability.

The insurance departments in jurisdictions wherein our insurance subsidiaries conduct business may limit our ability to obtain rate increases under guaranteed renewable contracts and may require changes in rates and/or benefits to meet minimum loss ratio requirements which could negatively impact the profitability of our products.

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

Regulatory examinations or investigations could result in, among other things, changes in our claims handling practices, changes in business practices, including changes in broker compensation and related disclosure practices, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, may injure our reputation, cause negative publicity, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits. See “Regulation” contained herein in Item 1 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and our ability to purchase securities at rates of return assumed in the pricing and reserving for our insurance products, which may have a material adverse effect on our results of operations or financial condition.

An interest, or discount, rate is used in calculating our policyholder reserves. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. Continued low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient.

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

In recent years, we have experienced improved risk results in various lines of business, with lower benefits and change in reserves for future benefits relative to premium income. These results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. In addition, reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual claim experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Adjustments to reserve amounts may be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); persistency; mortality (improved life expectancies may require an increase in reserves for long-tailed products such as individual disability and long-term care); policy benefit offsets, including those for social security; and interest rates used in calculating the reserve amounts. See “Reserves for Policy and Contract Benefits” contained herein in Item 1 and “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 for further discussion.

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

Investments are an integral part of our business, and our investments support our policyholder liabilities and shareholders’ equity. Our investment portfolio consists primarily of fixed maturity securities. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a significant deterioration in the cash flows of the issuer, unforeseen accounting irregularities or fraud committed by the issuer, widening risk spreads, ratings downgrades, a change in the issuer’s marketplace or business prospects, or other events that adversely affect the issuers of these securities may result in the issuer defaulting on its obligations. Our investment portfolio also includes perpetual debentures, or “hybrid” securities. Interest on these securities due on any payment date may be deferred by the issuer. Because interest payments are deferrable and because these securities rank behind traditional debt obligations, events that adversely affect the issuers of these securities may have a greater adverse effect on these types of investments than on our traditional fixed maturity securities.

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

•	An increase in interest rates may result in losses at the time hedges are terminated, which may have a material adverse effect on our financial condition or results of operations.
•	Changes in regulations may have an adverse effect on our ability to execute effective hedges due to the increased economic cost of hedges.

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

See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Notes 1, 2, 3, and 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our investments and derivatives.

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

Our financial statements are subject to the application of generally accepted accounting principles in both the United States and the United Kingdom, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and ASB. The FASB has several ongoing projects regarding accounting standards that will likely be adopted in the near future. It is expected that the United Kingdom will adopt International Financial Reporting Standards (IFRS) issued by the IASB in the near future. It is possible that the United States may also adopt IFRS. Future accounting standards we adopt will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition.

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

There are many events which may harm our reputation. These events could include but are not limited to those discussed herein in Item 1A regarding regulatory investigations concerning one or more aspects of broker compensation and related matters, as well as legal proceedings which have previously and may in the future result in court rulings and jury verdicts against us. Our reliance on independent contractors and brokers to distribute many of our products exposes our reputation to the possibility of being damaged by sales practices over which we have no means of direct control. Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business. Damage to our reputation may also hinder our ability to raise new capital or increase our cost of capital. See “Regulation” contained herein in Item 1 and Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on regulatory matters and legal proceedings.

Volatility in long-term interest rates or the rate of return on pension plan assets may have a negative effect on the funded status of our pension plans and/or increase our pension costs.

The rate of return on pension plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Declines in long-term interest rates or the fair value of our plan assets may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity. Conversely, a rise in interest rates could unfavorably impact the fair value of both the fixed income and equity investments in our pension plans. See “Critical Accounting Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

Our insurance products may be affected by many factors, and changes in any of those factors may materially affect our profitability.

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

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval which can affect the length of time in which the re-pricing can be implemented, if at all. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends. Changes in actual experience relative to our expectations may adversely affect our profitability and reserves. Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term disability and long-term care benefits. Due to the long duration of the product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Sustained periods of low interest rates could result in lower than expected profitability or increases in reserves. In 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation includes the Community Living Assistance Services and Support Act (CLASS Act) which creates a nationwide voluntary long-term services insurance program. Details of the insurance program are still emerging, but the program is scheduled to begin taking effect in 2011, with enrollment expected to begin after benefits are set in late 2012. While we continue to monitor the impact of the CLASS Act on our company and the insurance industry as further details of the government program become available, it is possible that the program provided under the provisions of the CLASS Act may adversely affect the demand for and profitability of our long-term care products.

Group life insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks and natural disasters, which may also affect the availability of reinsurance coverage. There are a series of lawsuits pending in federal courts challenging the use of retained asset accounts in group life plans that are governed by ERISA. If these challenges are upheld by the courts, our ability to use such accounts for the beneficiaries of these plans may be adversely affected.

Voluntary products sold in the workplace may be affected by the characteristics of the employees insured, the level of employee participation and the amount of insurance the employees elect, our risk selection process, and our ability to retain employer groups with favorable risk characteristics. Our voluntary life insurance products generally include interest-sensitive forms of insurance which contain a guaranteed minimum interest crediting rate. It is possible that our investment returns could be lower than the guaranteed crediting rate. The non-life contracts are guaranteed renewable and can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as for group disability and group life products.

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

Unum Group and/or its subsidiaries’ directors and officers have been sued in several lawsuits. The outcome of these lawsuits is uncertain. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

Refer to Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on legal proceedings.

United Kingdom currency translation risk could materially impact reported operating results.

The functional currency of our U.K. operations is the British pound sterling. Fluctuations in the pound to dollar exchange rate have an effect on our financial results. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

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

Our ability to finance our ongoing operations may not always be possible solely from internal sources of capital and liquidity. If we need to seek external capital, there is the risk that adverse market conditions may significantly affect our access to capital or our cost of capital.

A change in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. Without sufficient liquidity, we could be forced to curtail our operations, and our business may suffer. If our internal sources of liquidity prove to be insufficient, we may be unable to successfully obtain additional financing and capital on favorable terms, or at all, which may adversely affect us.

In the near term, we expect that our need for external financing is small, but changes in our business could increase our need. If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulations, is considered important by state insurance regulatory authorities and the rating agencies that rate insurers’ claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the rating agencies. Regulatory changes such as those discussed herein in Item 1A may impose higher capital requirements on our insurance subsidiaries. Need for additional capital may limit a subsidiary’s ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations.

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

We defer certain costs incurred in acquiring new business and expense these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. VOBA represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. DAC and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense. Accounting standard updates which we will be required to adopt in our first quarter 2012 filing will result in a decrease to our existing DAC asset if we choose retrospective application on adoption. See “Critical Accounting Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein in Item 7 and Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

Extreme events, including political instability or terrorism, can affect the economy in general, our industry, and us specifically.

Events such as epidemics, pandemics, political instability, terrorist attacks, natural disasters, or other extreme events may materially adversely affect our business, the level of claims, or our results of operations, and in the event of extreme circumstances, our financial condition or viability. Beyond obtaining insurance coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from extreme events away from us. The continued threat of terrorism could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In the event of nuclear or bioterrorism attacks, epidemics, or other extreme events, we could face significant costs depending on the government’s actions and the responsiveness of public agencies and other insurers. In addition, we may also be adversely affected if we do not maintain adequate procedures to ensure disaster recovery and business continuity for our facilities and operations in the event of such occurrences.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 2.6 million square feet of space at four principal United States operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 861,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We own and occupy facilities totaling approximately 378,000 square feet in Worcester, Massachusetts. We lease and occupy approximately 53,300 square feet of office space in Glendale, California. These properties are used primarily for operations supporting Unum US, Individual Disability – Closed Block, and Corporate and Other.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 13 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for information on legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is “UNM.” Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price		Dividend
	High	Low
2010
1st Quarter	$25.00	$18.56	$0.0825
2nd Quarter	26.42	20.98	$0.0825
3rd Quarter	23.57	19.30	$0.0925
4th Quarter	24.59	21.34	$0.0925

2009
1st Quarter	$20.51	$7.61	$0.0750
2[n]d Quarter	18.94	11.80	$0.0750
3rd Quarter	23.25	14.37	$0.0825
4th Quarter	22.78	18.48	$0.0825

The following graph shows a five year comparison of cumulative total returns for our common stock’s historical performance, the S&P 500 Index, and the Insurance Index (non-weighted average of “total returns” from the S&P Life & Health Index and the S&P Multi-line Index). Past performance is not an indication of future results.

As of February 18, 2011, there were 14,084 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2010:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2010	1,113,000	$22.42	1,113,000	$147,887,346
November 1 - November 30, 2010	159,000	22.51	159,000	144,308,452
December 1 - December 31, 2010	0	0.00	0	144,308,452

Total	1,272,000		1,272,000

(1)	The average price paid per share excludes the cost of commissions.
(2)	On May 19, 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock through May 18, 2011. The authorization may be modified, extended, or terminated by the board of directors at any time.

Our board of directors has the authority to declare cash dividends on shares of common stock. In determining dividends, the board takes into account a number of factors including our financial condition and results of operations, regulatory limitations on the payment of dividends from subsidiaries, cash requirements, general economic conditions, and other factors the board may deem relevant. For information on restrictions relating to our subsidiaries’ ability to pay dividends to Unum Group and certain of its intermediate holding company subsidiaries, see “Liquidity and Capital Resources – Cash Available from Subsidiaries” contained herein in Item 7 and Note 14 of the “Notes to Consolidated Financial Statements” contained herein in Item 8. For information relating to compensation plans under which Unum Group’s equity securities are authorized for issuance, see Item 12 contained herein.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)

	At or for the Year Ended December 31
	2010	2009	2008	2007	2006
Income Statement Data

Revenue
Premium Income	$7,431.4	$7,475.5	$7,783.3	$7,901.1	$7,948.2
Net Investment Income	2,495.5	2,346.6	2,389.0	2,409.9	2,320.6
Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)	(65.2)	2.2
Other Income	241.6	257.2	275.9	274.1	264.3

Total	10,193.2	10,091.0	9,982.3	10,519.9	10,535.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,354.1	6,291.6	6,626.4	6,988.2	7,577.2
Commissions	855.4	837.1	853.3	841.1	819.0
Interest and Debt Expense (2)	141.8	125.4	156.7	241.9	217.6
Other Expenses (3)	1,510.6	1,544.6	1,521.9	1,451.5	1,456.1

Total	8,861.9	8,798.7	9,158.3	9,522.7	10,069.9

Income from Continuing Operations Before Income Tax	1,331.3	1,292.3	824.0	997.2	465.4

Income Tax (4)	445.2	439.7	270.8	324.8	61.8

Income from Continuing Operations	886.1	852.6	553.2	672.4	403.6

Income from Discontinued Operations	0.0	0.0	0.0	6.9	7.4

Net Income	$886.1	$852.6	$553.2	$679.3	$411.0

Balance Sheet Data

Assets	$57,307.7	$54,477.0	$49,417.4	$52,701.9	$52,977.8

Long-term Debt	$2,631.3	$2,549.6	$2,259.4	$2,515.2	$2,659.6

Accumulated Other Comprehensive Income (Loss)	$341.9	$341.0	$(958.2)	$463.5	$612.8
Other Stockholders’ Equity	8,602.5	8,159.1	7,356.1	7,576.4	7,106.0

Total Stockholders’ Equity	$8,944.4	$8,500.1	$6,397.9	$8,039.9	$7,718.8

	At or for the Year Ended December 31
	2010	2009	2008	2007	2006
Per Share Data

Income from Continuing Operations
Basic	$2.72	$2.57	$1.62	$1.90	$1.25
Assuming Dilution	$2.71	$2.57	$1.62	$1.89	$1.21

Income from Discontinued Operations
Basic	$0.00	$0.00	$0.00	$0.02	$0.02
Assuming Dilution	$0.00	$0.00	$0.00	$0.02	$0.02

Net Income
Basic	$2.72	$2.57	$1.62	$1.92	$1.27
Assuming Dilution	$2.71	$2.57	$1.62	$1.91	$1.23

Stockholders’ Equity	$28.25	$25.62	$19.32	$22.28	$22.53

Cash Dividends	$0.350	$0.315	$0.300	$0.300	$0.300

Weighted Average Common Shares Outstanding
Basic (000s)	325,839.0	331,266.2	341,022.8	352,969.1	324,654.9
Assuming Dilution (000s)	327,221.1	332,136.2	341,560.3	355,776.5	334,361.7

(1) Included are regulatory claim reassessment charges of $65.8 million and $396.4 million in 2007 and 2006, respectively.

(2) Included are costs related to early retirement of debt of $0.4 million, $58.8 million, and $25.8 million in 2008, 2007, and 2006, respectively.

(3) Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses are regulatory claim reassessment charges (credits) and broker compensation settlement expenses of $(12.8) million and $33.5 million in 2007 and 2006, respectively.

(4) Amount reported for 2006 includes an income tax benefit of $91.9 million primarily as the result of group relief benefits obtained from the use of net operating losses in a foreign jurisdiction in which our businesses operate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” included below the Table of Contents, “Risk Factors” included in Item 1A, “Selected Financial Data” included in Item 6, and the Consolidated Financial Statements and notes thereto included in Item 8.

Executive Summary

During 2010, our focus remained on disciplined top-line growth and capital management. Objectives for the year included:

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

2010 Operating Performance and Capital Management

For 2010 we reported net income per share, assuming dilution, of $2.71 compared to $2.57 in 2009. After-tax operating income was $2.69 per share compared to $2.57 per share in 2009. Our operating revenue by segment increased 0.9 percent over 2009, with the current economic environment continuing to negatively impact our premium growth. Operating income by segment increased 2.0 percent over 2009, with solid performance in many of our product lines. See “Reconciliation of Non-GAAP Financial Measures” contained herein in Item 7.

Our Unum US segment reported an increase in segment operating income of 6.6 percent in 2010 compared to 2009, with the overall risk experience across our product lines remaining generally stable. The benefit ratio for the Unum US segment for 2010 was 79.3 percent compared to 79.1 percent in 2009, with year over year improvement in benefit ratios for group disability and voluntary benefits slightly offset by the higher benefit ratio in the individual disability – recently issued and long-term care product lines. Unum US premium income decreased slightly in 2010 compared to 2009. Similar to 2009, the ongoing high levels of unemployment and the competitive environment continued to pressure our sales and premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting this unfavorable impact on premium growth was higher persistency. Unum US sales, which were also negatively impacted by the economy and the competitive environment, decreased 5.7 percent in 2010 compared to 2009. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported a sales decline of 8.3 percent in 2010 relative to 2009. Sales in the group large case market segment in 2010 declined 19.8 percent compared to 2009. Sales of voluntary benefits increased 15.6 percent in 2010 compared to 2009. Persistency for all product lines remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 15.8 percent in 2010, as measured in Unum UK’s local currency, relative to last year. The decrease was driven by a decline in premium income as well as less favorable risk results. The decline in premium income resulted from lower premium growth from existing customers and pricing actions due to the competitive U.K. market. The benefit ratio for Unum UK was 67.0 percent in 2010 compared to 54.5 percent in 2009, driven primarily by lower premium income, the impact of higher inflation on claim reserves associated with group long-term disability policies containing an inflation-linked benefit increase feature, and unfavorable claim experience in group life. Overall sales in Unum UK were generally consistent with the prior year, with a decline of 0.9 percent in 2010, as measured in Unum UK’s local currency. Negatively affecting year over year comparisons is an increase in 2009 sales which resulted from the exit of another large insurance provider from the U.K. group risk market. Persistency generally improved over the levels of last year.

Our Colonial Life segment reported a slight increase in segment operating income of 0.5 percent in 2010 relative to 2009, with premium growth of 6.0 percent relative to last year. Risk results were less favorable than last year, with a benefit ratio of 49.7 percent in 2010 compared to 47.3 percent in 2009, driven primarily by unfavorable experience in the accident, sickness, and disability product line. Colonial Life’s sales increased 4.4 percent relative to 2009. The number of new accounts and new agent contracts both increased relative to the prior year, while the average new case size declined. Persistency continues to remain strong and is slightly higher than the levels of 2009.

Our investment portfolio continued to perform well, with an increase in net investment income of 6.3 percent over 2009. The net unrealized gain on our fixed maturity securities was $3.5 billion at the end of 2010, compared to a gain of $2.0 billion at year end 2009.

We believe our capital and financial positions are strong. At the end of 2010, the risk-based capital ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 398 percent, compared to 382 percent at the end of 2009. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 25.9 percent at December 31, 2010 compared to 24.8 percent at December 31, 2009, reflecting the issuance of $400.0 million of senior notes during the third quarter of 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 22.8 percent at December 31, 2010 compared to 20.5 percent at the end of 2009. The cash and marketable securities at our holding companies equaled approximately $1.2 billion at the end 2010, compared to $915 million at the end of 2009. During 2010, we repurchased 16.4 million shares of Unum Group’s common stock under our $500.0 million share repurchase program, at a cost of approximately $356.0 million. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock over the next 18 months, in addition to the amount remaining to be repurchased under the $500.0 million program.

Despite the difficult economic environment, we continue to make steady and disciplined progress, executing on our business plans and strengthening our financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

Further discussion is included in “Segment Results,” “Investments,” and “Liquidity and Capital Resources” contained in this Item 7.

Outlook for 2011

During 2011, our focus will remain on disciplined top-line growth and capital management. Objectives for the year include:

•	Continue to consistently execute against our operating plans, which emphasize disciplined, profitable growth;
•	Further enhance our financial flexibility through solid operating and investment performance and a sustainable capital deployment strategy;
•	Leverage our capabilities, products, relationships, and reputation to deliver on our commitments as well as our bottom-line targets;
•	Continue to invest in our businesses and leverage global capabilities to capitalize on current and future growth opportunities.

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

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $38.2 billion and $37.8 billion at December 31, 2010 and 2009, respectively, or approximately 78.9 percent and 82.3 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.7 billion at both December 31, 2010 and 2009, and are reported as reinsurance recoverable in our consolidated balance sheets.

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

Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2010 represented approximately 40.0 percent, 0.2 percent, and 9.5 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Individual Disability – Closed Block segment, which at December 31, 2010 represented approximately 9.0 percent of our total gross policy reserves, are determined using the gross premium valuation method based on assumptions established as of January 1, 2004, the date of loss recognition. Key assumptions are policy persistency, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We then apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for this segment. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business quarterly.

The Corporate and Other segment includes certain products no longer actively marketed, the majority of which have been reinsured. Policy reserves for this segment represent $5.7 billion on a gross basis, or approximately 41.3 percent, of our total policy reserves. We have ceded $4.4 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Multiple estimation methods exist to establish claim reserve liabilities, with each method having its own advantages and disadvantages. Available reserving methods utilized to calculate claim reserves include the tabular reserve method, the paid development method, the incurred loss development method, the count and severity method, and the expected claim cost method. No single method is better than the others in all situations and for all product lines. The estimation methods we have chosen are those that we believe produce the most reliable reserves.

Claim reserves supporting our Unum US group and individual disability and group and individual long-term care lines of business and our Individual Disability – Closed Block segment represent approximately 39.5 percent and 43.7 percent, respectively, of our total claim reserves at December 31, 2010. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.8 percent of our total claim reserves at December 31, 2010. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 9.0 percent of our total claim reserves at December 31, 2010, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK’s own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life’s lines of business, which approximate 1.3 percent of our total claim reserves at December 31, 2010, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

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

(in millions of dollars)

	December 31, 2010
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves		Claim Reserves
		%	Incurred	IBNR	%	Total

Group Disability	$0.0	0.0%	$7,480.2	$590.2	33.2%	$8,070.4	$69.4	$8,001.0
Group Life and Accidental Death & Dismemberment	72.9	0.5	783.7	152.8	3.8	1,009.4	1.5	1,007.9
Individual Disability - Recently Issued	534.5	3.9	1,005.1	99.9	4.5	1,639.5	88.3	1,551.2
Long-term Care	3,867.1	27.9	391.6	38.5	1.8	4,297.2	47.8	4,249.4
Voluntary Benefits	1,060.3	7.7	24.1	59.0	0.4	1,143.4	24.8	1,118.6

Unum US Segment	5,534.8	40.0	9,684.7	940.4	43.7	16,159.9	231.8	15,928.1

Unum UK Segment	26.6	0.2	2,057.6	142.7	9.0	2,226.9	105.6	2,121.3

Colonial Life Segment	1,318.0	9.5	228.9	78.6	1.3	1,625.5	17.8	1,607.7

Individual Disability - Closed Block Segment	1,249.1	9.0	10,335.3	309.6	43.7	11,894.0	1,457.4	10,436.6

Corporate and Other Segment	5,703.8	41.3	364.7	196.9	2.3	6,265.4	4,860.1	1,405.3

Subtotal, Excl. Unrealized Adj.	$13,832.3	100.0%	$22,671.2	$1,668.2	100.0%	$38,171.7	$6,672.7	$31,499.0

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						3,108.3	159.0	2,949.3

Consolidated						$41,280.0	$6,831.7	$34,448.3

	December 31, 2009
	Gross						Total Reinsurance Ceded	Total Net
	Policy Reserves		Claim Reserves
		%	Incurred	IBNR	%	Total

Group Disability	$0.0	0.0%	$7,685.3	$586.1	33.6%	$8,271.4	$73.7	$8,197.7
Group Life and Accidental Death & Dismemberment	70.2	0.5	748.4	163.3	3.7	981.9	1.8	980.1
Individual Disability- Recently Issued	516.5	3.9	949.5	91.2	4.2	1,557.2	87.5	1,469.7
Long-term Care	3,376.8	25.5	350.1	36.7	1.6	3,763.6	50.2	3,713.4
Voluntary Benefits	996.5	7.5	21.6	44.2	0.3	1,062.3	21.2	1,041.1

Unum US Segment	4,960.0	37.4	9,754.9	921.5	43.4	15,636.4	234.4	15,402.0

Unum UK Segment	26.8	0.2	2,096.8	161.5	9.2	2,285.1	113.1	2,172.0

Colonial Life Segment	1,234.2	9.3	232.9	87.7	1.3	1,554.8	24.7	1,530.1

Individual Disability - Closed Block Segment	1,376.8	10.4	10,290.9	330.5	43.2	11,998.2	1,438.2	10,560.0

Corporate and Other Segment	5,649.5	42.7	455.7	253.3	2.9	6,358.5	4,902.0	1,456.5

Subtotal, Excl. Unrealized Adj.	$13,247.3	100.0%	$22,831.2	$1,754.5	100.0%	$37,833.0	$6,712.4	$31,120.6

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						1,644.7	127.2	1,517.5

Consolidated						$39,477.7	$6,839.6	$32,638.1

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

Trends in Key Assumptions

Because our actual experience regarding persistency and claim incidence has varied very little from our policy reserve and IBNR claim reserve assumptions, we have had minimal adjustments to our persistency assumptions and claim incidence assumptions during the years 2008 through 2010. Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations. During 2010, claim incidence rates for Unum US group long-term disability were slightly elevated. Given the current economic conditions, it is possible that our claim incidence rates for this type of product may increase.

Throughout the period 2008 to 2010, actual new money interest rates varied with the changing market conditions, and the assumptions we used to discount our reserves generally trended downward slightly for all segments and product lines. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Individual Disability – Closed Block segment have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2009 and 2010 have varied by +3 and -4 percent in our Unum US group long-term disability line of business, between +10 and -12 percent in our Unum US individual disability – recently issued line of business, and between +5 and -3 percent in our Individual Disability – Closed Block segment.

Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2008 to 2010, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our reserve balance by +/- 2.5 percent. Using our actual claim reserve balance at December 31, 2010, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Individual Disability – Closed Block segment, the claim reserve balance could potentially vary by +/- 2.6 percent of our reported balance, which at December 31, 2010, would have resulted in an approximate change (either positive or negative) of $260 million to our claim reserves. The major contributor to the variance for both the group long-term disability line of business and the Individual Disability – Closed Block segment is the claim resolution rate. We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

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

Approximately 87.6 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During 2010, our key assumptions used to develop the future amortization did not change materially from those used in 2009. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

Presented below are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2010 and 2009.

	Amortization Period	Balance Remaining as a % of Initial Deferral			DAC Balances at December 31
		Year 3	Year 10	Year 15	2010	2009
Unum US
Group Disability	7	25%	0%	0%	$119.0	$123.5
Group Life and Accidental Death & Dismemberment	7	25% to 30%	0%	0%	93.8	87.8
Supplemental and Voluntary
Individual Disability - Recently Issued	20	75%	50%	25%	639.7	667.7
Long-term Care	20	80%	55%	30%	295.7	310.9
Voluntary Benefits	15	55% to 60%	15%	0%	509.7	472.5
Unum UK
Group Disability	3	7%	0%	0%	16.3	18.4
Group Life	3	7%	0%	0%	7.9	5.8
Supplemental and Voluntary	20	57%	17%	7%	34.0	34.7
Colonial Life	17	59%	24%	10%	805.0	761.2

Totals					$2,521.1	$2,482.5

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

In October 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), now included in Accounting Standards Codification 944 “Financial Services – Insurance,” which is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and permit retrospective application. The guidance in this update will result in a decrease in the opening balance of our retained earnings if we choose retrospective application on adoption and will result in a decrease in the level of costs we defer subsequent to adoption. Given that application guidance is still evolving, we have not yet finalized the expected impact on our financial position or results of operations.

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

Inputs that may be used include the following:

•	Broker market maker prices and price levels
•	Trade Reporting and Compliance Engine (TRACE) pricing
•	Prices obtained from external pricing services
•	Benchmark yields (Treasury and interest rate swap curves)
•	Transactional data for new issuance and secondary trades
•	Security cash flows and structures
•	Recent issuance/supply
•	Sector and issuer level spreads
•	Security credit ratings/maturity/capital structure/optionality
•	Corporate actions
•	Underlying collateral
•	Prepayment speeds/loan performance/delinquencies/weighted average life/seasoning
•	Public covenants

•	Comparative bond analysis
•	Derivative spreads
•	Relevant reports issued by analysts and rating agencies
•	Audited financial statements

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

As of December 31, 2010, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•

Risk free interest rates of 2.01 percent for five-year maturities to 4.33 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 2.68 percent for five-year maturities to 4.64 percent for 30-year maturities used at December 31, 2009.

•

Current Baa corporate bond spreads ranging from 1.31 percent to 1.95 percent plus an additional 20 basis points were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 1.60 percent to 2.00 percent plus an additional 20 basis points at December 31, 2009. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums of 20 basis points over comparable newly issued public securities.

•	An additional five basis points were added to the risk free rates for foreign investments, consistent with December 31, 2009.
•	Additional basis points were added as deemed appropriate for certain industries and for individual securities in certain industries that are considered to be of greater risk.

Increasing the 20 basis points added to the risk free rate for lack of liquidity by one basis point, increasing the five basis points added to the risk free rates for foreign investments by one basis point, and increasing the additional basis points added to each industry considered to be of greater risk by one basis point would have decreased the December 31, 2010 fair value of these types of securities by approximately $0.5 million. We believe this range of variability is appropriate, and historically the inputs noted have generally not deviated outside the range provided.

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

At December 31, 2010, approximately 13.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 86.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 69.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 5.3 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 11.5 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

As of December 31, 2010, approximately 13.5 percent of our fixed maturity securities were categorized as Level 1, 83.9 percent as Level 2, and 2.6 percent as Level 3. During 2010, we transferred $565.1 million of fixed maturity securities into Level 3 and $503.8 million of fixed maturity securities out of Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation as shown in Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 8.

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

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans, considering the value of the underlying collateral. Mortgage loans are not reported at fair value in our consolidated balance sheets unless the mortgage loan is considered impaired, in which case the impairment is recognized as a realized investment loss in our consolidated statements of income.

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

Our net periodic benefit costs and the value of our benefit obligations for these plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We also use, as applicable, expected increases in compensation levels and a weighted average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate, and the U.K. pension plan also uses expected cost of living increases to plan benefits.

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

The discount rate we used to determine our 2011 and 2010 net periodic benefit costs for our U.S. pension plans was 5.80 percent and 6.40 percent, respectively. The discount rate used for the net periodic benefit costs for 2011 and 2010 for our U.K. pension plan was 5.60 percent and 5.70 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2011 and 2010 was 5.60 percent and 5.90 percent, respectively.

Reducing the discount rate assumption by 50 basis points would have resulted in an increase in our 2010 pension expense of approximately $12.9 million, before tax, and an increase in our benefit obligation of approximately $139.8 million as of December 31, 2010, resulting in an after-tax decrease in stockholders’ equity of approximately $92.1 million as of December 31, 2010. A 50 basis point reduction in the discount rate assumption would not change our annual OPEB costs.

Increasing the discount rate assumption by 50 basis points would have resulted in a decrease in our 2010 pension expense of approximately $11.9 million, before tax, and a decrease in our benefit obligation of approximately $123.8 million as of December 31, 2010, resulting in an after-tax increase in stockholders’ equity of approximately $81.6 million as of December 31, 2010. A 50 basis point increase in the discount rate assumption would not change our annual OPEB costs.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The U.S. pension plans use a compound interest method in computing the rate of return on their pension plan assets. The investment portfolio for our U.S. pension plans contain a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency and corporate fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, including a diversified growth fund, which invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies, as well as a fixed-interest U.K. corporate bond fund and an index-linked U.K.

government bond fund. Assets for our OPEB plan are invested primarily in life insurance contracts. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance and evaluations of investment forecasts obtained from external consultants and economists, and based on current market yields. For the U.S. pension plans, the methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan’s current asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

The long-term rate of return on assets used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2011 and 2010 was 7.50 percent for both years. The long-term rate of return on asset assumption used for 2011 and 2010 for our U.K. pension plan was 6.70 percent and 6.90 percent, respectively, and for our OPEB plan, 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

Changing the expected long-term rate of return on the plan assets by +/-50 basis points would have changed our 2010 pension plan expense by approximately $5.8 million before tax, but our OPEB plan expense would not change. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market-related value equals the fair value of assets, determined as of the measurement date. The expected return on assets fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

During 2010, the fair value of our plan assets in our U.S. qualified defined benefit pension plan increased $291.1 million, or approximately 32.8 percent. The fair value of plan assets for our U.K. pension plan increased £13.2 million, or approximately 13.3 percent, during 2010. Although the effect of these increases had no impact on our 2010 net periodic pension costs, the favorable rate of return on plan assets in 2010 has a favorable impact on our net periodic pension costs for 2011. We expect that our 2011 pension costs will be generally consistent with the level of our pension costs in 2010, however, given the decrease in the discount rate. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $512.4 million and an unrecognized prior service credit of $7.6 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2010, the unrecognized net loss for these two items combined was approximately $504.8 million.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2010, 2009, and 2008, pension and OPEB expense includes $29.1 million, $40.2 million, and $10.6 million, respectively, of amortization of the unrecognized net actuarial gain (loss) and prior service credit (cost). The lower amortization in 2010 resulted primarily from the decrease in the unrecognized net actuarial loss due to the favorable rate of return on plan assets for our U.S. pension plans. The unrecognized net actuarial loss for our pension plans, which is $513.8 million at December 31, 2010, will be amortized over the average future working life of pension plan participants, currently estimated at 11 years for U.S. participants and 15 years for U.K. participants, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $1.4 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, currently estimated at 8 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation. At December 31, 2010, none of the actuarial gain was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,179.6 million at December 31, 2010, compared to $888.5 million at December 31, 2009. This increase in fair value of plan assets and the effect of the plan contributions during 2010 lowered our year end deficit funding level in the plan to $64.0 million as of December 31, 2010, compared to a deficit of $143.3 million as of December 31, 2009.

The fair value of plan assets in our OPEB plan was $11.9 million at both December 31, 2010 and 2009. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to continue to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, based on current law, to partially offset these payments. The expected subsidy included in our consolidated balance sheets is immaterial.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by ERISA. We had no regulatory contribution requirements for 2010 and 2009; however, we elected to make voluntary contributions of $167.0 million and $70.0 million, respectively, to our U.S. qualified defined benefit pension plan. We do not anticipate making any additional contributions during 2011.

During 2006, the U.S. federal government enacted the Pension Protection Act of 2006 which requires companies to fully fund defined benefit pension plans over a seven year period. We have evaluated this requirement and have made estimates of amounts to be funded in the future. Based on this assessment, we do not believe that the funding requirements of the Pension Protection Act will cause a material adverse effect on our liquidity.

The fair value of plan assets for our U.K. pension plan was £112.7 million at December 31, 2010, compared to £99.5 million at December 31, 2009. The U.K. pension plan has a surplus of £14.8 million at December 31, 2010, compared to a deficit of £7.8 million at December 31, 2009. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 15.0 percent of total employee salaries (including employees who are not members of the defined benefit plan), less contributions to our defined contribution plan, sufficient to meet the minimum funding requirement under U.K. legislation. During 2010 and 2009, we made required contributions of £3.2 million and £3.5 million, respectively. We anticipate that we will make contributions during 2011 of approximately £3.2 million.

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

See Note 6 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion.

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

Consolidated Operating Results

(in millions of dollars)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Revenue
Premium Income	$7,431.4	(0.6)%	$7,475.5	(4.0)%	$7,783.3
Net Investment Income	2,495.5	6.3	2,346.6	(1.8)	2,389.0
Net Realized Investment Gain (Loss)	24.7	111.1	11.7	102.5	(465.9)
Other Income	241.6	(6.1)	257.2	(6.8)	275.9

Total Revenue	10,193.2	1.0	10,091.0	1.1	9,982.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,354.1	1.0	6,291.6	(5.1)	6,626.4
Commissions	855.4	2.2	837.1	(1.9)	853.3
Interest and Debt Expense	141.8	13.1	125.4	(20.0)	156.7
Deferral of Acquisition Costs	(607.7)	2.4	(593.6)	0.5	(590.9)
Amortization of Deferred Acquisition Costs	547.1	4.0	526.2	1.4	519.1
Compensation Expense	776.3	(2.1)	793.3	2.7	772.6
Other Expenses	794.9	(2.9)	818.7	(0.3)	821.1

Total Benefits and Expenses	8,861.9	0.7	8,798.7	(3.9)	9,158.3

Income Before Income Tax	1,331.3	3.0	1,292.3	56.8	824.0
Income Tax	445.2	1.3	439.7	62.4	270.8

Net Income	$886.1	3.9	$852.6	54.1	$553.2

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.543, 1.554, and 1.871 for the years ended 2010, 2009, and 2008, respectively. While the impact of the difference in exchange rates year over year on the comparability of our consolidated results was not material for 2010 and 2009, our operating revenue and operating income by segment would have been lower in 2008 by approximately $183.1 million and $58.8 million, respectively, if the results for our U.K. operations had been translated at a constant exchange rate of 1.543, the rate for 2010. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for both 2010 and 2009 includes premium growth, relative to the preceding years, for our Unum US long-term care and voluntary benefits lines of business as well as for Colonial Life. Unum US group life and accidental death and dismemberment experienced premium growth in 2010 relative to 2009. Our Unum US group disability line of business experienced year over year declines in premium income during 2010 and 2009 relative to prior years due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for Unum US individual disability – recently issued declined year over year primarily due to lower sales. Unum UK premium income, in local currency, decreased in both 2010 and 2009 relative to preceding years due primarily to lower premium growth from existing customers, similar to Unum US, and pricing actions due to the competitive U.K. market. Premium income in the Individual Disability – Closed Block segment, which is a closed block of business, continued its expected decline.

Net investment income was higher in 2010 relative to 2009 due primarily to continued growth in the level of invested assets and higher bond call premiums. We also received higher interest income during 2010 on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases in benefits, with the increase or decrease in investment income on these bonds generally offset by an increase or decrease in reserves. Net investment income was lower in 2009 relative to 2008 due to the weaker pound in 2009 compared to 2008, lower interest income on the inflation index-linked bonds, and lower bond call premiums and consent fees, somewhat offset by the continued growth in the level of invested assets.

We recognized in earnings a net realized investment gain of $24.7 million in 2010 compared to a gain of $11.7 million in 2009 and a loss of $465.9 million in 2008. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $15.9 million in 2010, $215.5 million in 2009, and $151.1 million in 2008. Of these amounts, all were recognized in earnings other than a loss of $3.7 million in 2009 which was recognized in other comprehensive income.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During 2010 and 2009, changes in the fair value of this embedded derivative resulted in realized gains of $21.1 million and $243.1 million, respectively, compared to a realized loss of $291.7 million in 2008. Gains and losses on this embedded derivative result primarily from a change in credit spreads in the overall investment market.

The benefit ratio was 85.5 percent in 2010 compared to 84.2 percent in 2009 and 85.1 percent in 2008, with generally consistent overall risk results in Unum US but higher benefit ratios in Unum UK and Colonial Life during 2010 relative to 2009. Risk results in 2009 improved in each of our business segments compared to 2008. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense for 2010 was higher than in 2009 due to higher levels of outstanding debt, partially offset by lower rates of interest on our floating rate debt. Interest and debt expense for 2009 was lower than 2008 due primarily to lower average levels of outstanding debt and lower rates of interest on our floating rate debt. See “Debt” contained in this Item 7 for additional information.

The deferral of acquisition costs increased in 2010 relative to 2009, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth. The deferral of acquisition costs in 2009 was generally consistent with the level of 2008. The amortization of acquisition costs in 2010 and 2009 was slightly higher than the preceding years due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency for certain issue years in the Unum US supplemental and voluntary lines. Although the 2010 rate of persistency for the overall block of business within each of the supplemental and voluntary lines was favorable to 2009, the persistency for certain individual issue years was less than expected and required additional amortization of deferred acquisition costs.

Other expenses decreased in 2010 compared to 2009, primarily due to a decline in our pension costs. Other expenses, as reported, decreased slightly in 2009 relative to 2008. However, if the effect of the lower exchange rate for translating Unum UK’s expenses is excluded, other expenses increased in 2009 due primarily to an increase in our pension costs in 2009 relative to 2008.

The income tax rate in the U.K. will be reduced from 28 percent to 27 percent in April 2011. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, which occurred during the third quarter of 2010. Our income tax expense for 2010 includes a reduction of $2.7 million which was recorded in the third quarter of 2010 to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations. Our income tax rate for 2010 was also lower relative to preceding years due to tax benefits recognized as a result of our increased level of investments in low-income housing tax credit partnerships.

In March 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Consolidated Sales Results

(in millions of dollars)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Unum US
Fully Insured Products	$669.4	(5.6)%	$709.2	1.1%	$701.5
Administrative Services Only (ASO) Products	6.3	(18.2)	7.7	6.9	7.2

Total Unum US	675.7	(5.7)	716.9	1.2	708.7

Unum UK	119.2	(3.2)	123.2	23.8	99.5

Colonial Life	358.8	4.4	343.8	1.1	340.2

Individual Disability - Closed Block	0.8	(46.7)	1.5	(37.5)	2.4

Consolidated	$1,154.5	(2.6)	$1,185.4	3.0	$1,150.8

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

We have experienced lower sales growth in some of our product lines during both 2010 and 2009, particularly in the expansion of sales to existing accounts, which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.

See “Segment Results” as follows for additional discussion of sales by segment.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures which exclude certain items and the related tax thereon from net income. We believe operating income or loss excluding realized investment gains and losses, which may be recurring, and the 2010 tax charge to reflect the impact of the tax law change, as previously discussed, is a better performance measure and a better indicator of the profitability and underlying trends in our business.

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

The non-GAAP financial measures of “operating revenue,” “operating income” or “operating loss,” and “after-tax operating income” differ from revenue, income (loss) before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses and certain tax items. We measure performance excluding realized investment gains and losses and certain tax items because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses and certain tax items does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)

	Year Ended December 31
	2010	2009	2008
Operating Revenue by Segment	$10,168.5	$10,079.3	$10,448.2
Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)

Revenue	$10,193.2	$10,091.0	$9,982.3

Operating Income by Segment	$1,306.6	$1,280.6	$1,289.9
Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)
Income Tax	445.2	439.7	270.8

Net Income	$886.1	$852.6	$553.2

	Year Ended December 31
	2010		2009		2008
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$880.6	$2.69	$852.4	$2.57	$857.3	$2.51
Net Realized Investment Gain (Loss)	24.7	0.08	11.7	0.04	(465.9)	(1.36)
Income Tax (Benefit) on Net Realized Investment Gain (Loss)	9.0	0.03	11.5	0.04	(161.8)	(0.47)
Tax Charge	(10.2)	(0.03)	0.0	0.00	0.0	0.00

Net Income	$886.1	$2.71	$852.6	$2.57	$553.2	$1.62

*	Assuming Dilution

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability – Closed Block, and Corporate and Other. Financial information for each of the reporting segments is as follows.

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

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Operating Revenue
Premium Income	$4,854.6	(0.4)%	$4,873.1	(1.8)%	$4,963.0
Net Investment Income	1,263.8	5.3	1,200.5	5.6	1,136.4
Other Income	123.3	3.9	118.7	(10.6)	132.7

Total	6,241.7	0.8	6,192.3	(0.6)	6,232.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,849.4	(0.2)	3,855.9	(3.6)	3,998.4
Commissions	525.6	1.7	516.6	(0.4)	518.6
Interest and Debt Expense	1.2	(40.0)	2.0	(52.4)	4.2
Deferral of Acquisition Costs	(333.0)	(0.7)	(335.5)	1.8	(329.7)
Amortization of Deferred Acquisition Costs	332.9	4.9	317.2	(1.0)	320.3
Other Expenses	1,039.6	(2.0)	1,061.1	2.4	1,036.2

Total	5,415.7	(0.0)	5,417.3	(2.4)	5,548.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$826.0	6.6	$775.0	13.3	$684.1

Operating Ratios (% of Premium Income):
Benefit Ratio	79.3%		79.1%		80.6%
Other Expense Ratio	21.4%		21.8%		20.9%
Before-tax Operating Income Ratio	17.0%		15.9%		13.8%

Unum US Sales

(in millions of dollars)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$148.2	(18.6)%	$182.1	(4.3)%	$190.3
Group Short-term Disability	80.3	(4.3)	83.9	17.3	71.5
Group Life	166.9	(9.7)	184.9	11.8	165.4
AD&D	18.1	(3.2)	18.7	8.7	17.2

Subtotal	413.5	(11.9)	469.6	5.7	444.4

Supplemental and Voluntary
Individual Disability - Recently Issued	42.7	(17.2)	51.6	(10.9)	57.9
Group Long-term Care	25.8	15.2	22.4	(30.4)	32.2
Individual Long-term Care	0.2	(94.6)	3.7	(56.0)	8.4
Voluntary Benefits	187.2	15.6	161.9	2.1	158.6

Subtotal	255.9	6.8	239.6	(6.8)	257.1

Total Fully Insured Products	669.4	(5.6)	709.2	1.1	701.5

ASO Products	6.3	(18.2)	7.7	6.9	7.2

Total Sales	$675.7	(5.7)	$716.9	1.2	$708.7

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$294.0	(8.3)%	$320.6	7.9%	$297.2
Large Case Market	119.5	(19.8)	149.0	1.2	147.2

Subtotal	413.5	(11.9)	469.6	5.7	444.4

Supplemental and Voluntary	255.9	6.8	239.6	(6.8)	257.1

Total Fully Insured Products	669.4	(5.6)	709.2	1.1	701.5

ASO Products	6.3	(18.2)	7.7	6.9	7.2

Total Sales	$675.7	(5.7)	$716.9	1.2	$708.7

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Unum US sales continued to be negatively impacted by the current economic conditions and the competitive environment, as sales declined 5.7 percent in 2010 relative to 2009. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, decreased 8.3 percent in 2010 compared to 2009, with lower group long-term and short-term disability sales and lower group life and accidental death and dismemberment sales. The number of new accounts added in our group core market segment during 2010 was 3.0 percent lower than the number of new accounts added during 2009. Sales in the group large case market segment decreased 19.8 percent in 2010 compared to 2009, due in part to one large case sold in the second quarter of 2009. Our 2010 sales mix was approximately 71 percent core market and 29 percent large case market, in line with our targeted market distribution mix.

Sales of voluntary benefits increased 15.6 percent in 2010 relative to 2009, and the number of new accounts increased 13.3 percent. Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, decreased 17.2 percent in 2010 compared to 2009. Sales of group long-term care increased 15.2 percent in 2010 compared to 2009.

We continue to believe that the group core market and voluntary benefits market, which combined together are approximately 70 percent of our Unum US sales, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case, group long-term care, and individual disability markets. While in the short-term we expect economic trends to continue to pressure sales growth, we believe we are well-positioned for economic recovery.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Total sales for Unum US increased 1.2 percent in 2009 compared to 2008. Sales in our group core market segment increased 7.9 percent over 2008, with higher group short-term disability and group life core market sales partially offset by a decline in group long-term disability core market sales. The number of new accounts in our core market segment increased 6.5 percent in 2009 relative to 2008. Sales in the group large case market segment increased 1.2 percent compared to 2008. Our sales mix was approximately 68 percent core market and 32 percent large case market.

Sales of voluntary benefits increased by 2.1 percent, and the number of new accounts increased by 19.5 percent compared to 2008. Sales in our individual disability line of business decreased 10.9 percent compared to 2008, and sales of group long-term care decreased 30.4 percent. We discontinued selling individual long-term care during 2009.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Operating Revenue
Premium Income
Group Long-term Disability	$1,639.4	(5.1)%	$1,726.9	(6.1)%	$1,838.5
Group Short-term Disability	430.9	(0.4)	432.8	(0.5)	435.1

Total Premium Income	2,070.3	(4.1)	2,159.7	(5.0)	2,273.6
Net Investment Income	614.6	(2.4)	629.4	(0.3)	631.3
Other Income	86.7	(2.5)	88.9	(11.3)	100.2

Total	2,771.6	(3.7)	2,878.0	(4.2)	3,005.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,747.8	(6.2)	1,862.8	(8.9)	2,043.9
Commissions	159.7	(1.5)	162.2	(2.2)	165.9
Interest and Debt Expense	1.2	(40.0)	2.0	(52.4)	4.2
Deferral of Acquisition Costs	(59.0)	(5.6)	(62.5)	5.2	(59.4)
Amortization of Deferred Acquisition Costs	63.5	(5.6)	67.3	(12.3)	76.7
Other Expenses	543.7	(5.0)	572.6	0.0	572.4

Total	2,456.9	(5.7)	2,604.4	(7.1)	2,803.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$314.7	15.0	$273.6	35.8	$201.4

Operating Ratios (% of Premium Income):
Benefit Ratio	84.4%		86.3%		89.9%
Other Expense Ratio	26.3%		26.5%		25.2%
Before-tax Operating Income Ratio	15.2%		12.7%		8.9%

Premium Persistency:
Group Long-term Disability	89.4%		86.9%		87.8%
Group Short-term Disability	88.6%		86.8%		82.1%

Case Persistency:
Group Long-term Disability	88.4%		87.4%		89.2%
Group Short-term Disability	87.3%		86.5%		88.2%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Group disability premium income decreased in 2010 compared to 2009, as the ongoing high levels of unemployment and the competitive environment continued to pressure our premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term and short-term disability compared to 2009. Premium and case persistency increased in 2010 relative to 2009 for group long-term disability in both the core and large case market segments. Premium and case persistency increased in 2010 relative to 2009 for group short-term disability in the large case market segment and was generally consistent year over year in the core market segment. Net investment income was lower in 2010 relative to 2009 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income includes ASO fees of $57.6 million and $59.2 million for 2010 and 2009, respectively.

The benefit ratio was lower in 2010 compared to 2009 due primarily to a higher rate of claim recoveries for group long-term disability, offset partially by an increase in claim incidence rates for both group long-term and short-term disability.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in 2010 relative to 2009 due to lower rates of interest on the floating rate debt and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral of acquisition costs in 2010 was lower than 2009 due to lower sales. The amortization of acquisition costs in 2010 was lower than 2009 due to a decrease in amortization related to internal replacement transactions and a declining balance in the deferred acquisition costs asset.

The other expense ratio decreased slightly in 2010 relative to 2009, despite the decline in premium income, due to our continued focus on expense management.

During 2009, Unum America entered into a quota share reinsurance agreement with RGA Americas Reinsurance Company, Ltd. under which Unum America ceded closed blocks of group long-term disability claims in 2009 and in 2010. The reinsurance transaction does not meet the conditions for reinsurance accounting and is therefore recorded using the deposit method of accounting. As such, there is no effect on reported premium income or benefits. The only impact on the income statement is the risk charge paid to the reinsurer.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income for group disability declined in 2009 relative to 2008, a portion of which was expected and was attributable to our pricing, renewal, and risk selection strategy. Premium income for our Unum US group business, both disability and life, was also negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. Premium persistency increased relative to 2008 for group short-term disability in both the core and large case segments. Premium persistency for group long-term disability increased relative to 2008 in the core market segment but decreased in the large case segment, resulting in an overall persistency decline for group long-term disability. Case persistency declined due to a higher number of terminated cases in the smaller size case market within the core segment. These terminations did not affect premium persistency negatively to the degree they affected case persistency due to a lower average premium per terminated case. Net investment income was consistent in 2009 relative to 2008, with an increase in the level of assets offset by lower interest rates on floating rate assets. Other income included ASO fees of $59.2 million and $64.8 million for 2009 and 2008, respectively.

The benefit ratio for 2009 was lower than the benefit ratio for 2008 due primarily to a higher rate of claim recoveries for group long-term disability and a decrease in the paid claim incidence rates for group short-term disability. Paid claim incidence rates for group long-term disability were higher in 2009 relative to 2008, but the average size of new claims was lower.

Interest and debt expense related to the debt issued by Tailwind Holdings decreased in 2009 relative to 2008 due to lower rates of interest on the floating rate debt and a decrease in the amount of outstanding debt resulting from principal repayments.

The deferral of acquisition costs increased in 2009 relative to 2008 due to a higher level of deferrable expenses partially resulting from increased group short-term disability sales. Amortization was lower in 2009 relative to 2008 due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in 2009 compared to 2008 due primarily to the decline in premium income and an increase in policy maintenance expenses associated with the change in the mix of in-force policies from the large case market to the core market segment. Included in 2008 other expenses was $4.4 million related to a 2008 broker compensation settlement agreement.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008
Operating Revenue
Premium Income
Group Life	$1,090.3	3.1%	$1,057.7	(0.5)%	$1,062.8
Accidental Death & Dismemberment	106.1	1.1	104.9	(17.8)	127.6

Total Premium Income	1,196.4	2.9	1,162.6	(2.3)	1,190.4
Net Investment Income	129.6	2.5	126.5	0.4	126.0
Other Income	2.4	26.3	1.9	(17.4)	2.3

Total	1,328.4	2.9	1,291.0	(2.1)	1,318.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	839.9	3.0	815.5	(1.5)	827.6
Commissions	89.3	4.6	85.4	0.0	85.4
Deferral of Acquisition Costs	(49.3)	2.5	(48.1)	19.4	(40.3)
Amortization of Deferred Acquisition Costs	43.3	(5.7)	45.9	(16.5)	55.0
Other Expenses	196.5	(0.6)	197.6	9.7	180.1

Total	1,119.7	2.1	1,096.3	(1.0)	1,107.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$208.7	7.2	$194.7	(7.7)	$210.9

Operating Ratios (% of Premium Income):
Benefit Ratio	70.2%		70.1%		69.5%
Other Expense Ratio	16.4%		17.0%		15.1%
Before-tax Operating Income Ratio	17.4%		16.7%		17.7%

Premium Persistency:
Group Life	91.5%		86.9%		83.8%
Accidental Death & Dismemberment	90.7%		88.1%		86.4%

Case Persistency:
Group Life	88.3%		87.2%		89.1%
Accidental Death & Dismemberment	88.4%		87.2%		89.2%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income for group life and accidental death and dismemberment increased in 2010 relative to 2009 due primarily to favorable premium and case persistency. Premium and case persistency for the group life product line increased in both the core and large case market segments. Net investment income was higher in 2010 compared to 2009 due primarily to an increase in the level of assets supporting this line of business.

The benefit ratio for 2010 was consistent with 2009. Commissions were higher due to an increase in supplemental payments. The deferral of acquisition costs increased in 2010 compared to 2009 due primarily to the increase in commission expense. The amortization of acquisition costs in 2010 was lower than 2009 due primarily to a decrease in amortization related to internal replacement transactions.

The other expense ratio decreased in 2010 in comparison to 2009 due to our continued focus on expense management.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income for group life and accidental death and dismemberment decreased in 2009 relative to 2008, a portion of which was expected and was due to our pricing, renewal, and risk selection strategy. Consistent with the decline in premium income for group disability, premium growth for group life and accidental death and dismemberment was also negatively impacted by lower premium growth from existing customers. Premium income for accidental death and dismemberment declined in part due to a reinsurance agreement entered into, effective January 1, 2009, to cede an $8.0 million annualized premium in-force block of business. In both product lines, premium persistency improved, but case persistency declined in comparison to 2008 due to a higher number of terminated cases in the fewer than 100 lives market segment. Net investment income was consistent in 2009 relative to 2008, with an increase in the level of assets offset by lower interest rates on floating rate assets.

The benefit ratio in 2009 was higher than 2008 as a result of a higher average paid claim size in group life which was only partially offset by a lower rate of paid claim incidence.

The deferral of acquisition costs increased in 2009 compared to 2008 due primarily to an increase in the level of deferrable expenses resulting from the increase in sales. Amortization of deferred acquisition costs was lower in 2009 relative to 2008 due to a decrease in amortization related to internal replacement transactions.

The other expense ratio increased in 2009 in comparison to 2008 due to the decline in premium income as well as an increase in policy acquisition-related costs associated with increased sales and an increase in policy maintenance expenses associated with the change in the mix of in-force policies from the large case market to the core market segment.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income
Individual Disability - Recently Issued	$457.9	(1.3)%	$463.7	(1.7)%	$471.5
Long-term Care	599.2	0.8	594.7	2.4	580.7
Voluntary Benefits	530.8	7.8	492.4	10.2	446.8

Total Premium Income	1,587.9	2.4	1,550.8	3.5	1,499.0
Net Investment Income	519.6	16.9	444.6	17.3	379.1
Other Income	34.2	22.6	27.9	(7.6)	30.2

Total	2,141.7	5.9	2,023.3	6.0	1,908.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,261.7	7.1	1,177.6	4.5	1,126.9
Commissions	276.6	2.8	269.0	0.6	267.3
Deferral of Acquisition Costs	(224.7)	(0.1)	(224.9)	(2.2)	(230.0)
Amortization of Deferred Acquisition Costs	226.1	10.8	204.0	8.2	188.6
Other Expenses	299.4	2.9	290.9	2.5	283.7

Total	1,839.1	7.1	1,716.6	4.9	1,636.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$302.6	(1.3)	$306.7	12.8	$271.8

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	53.3%		51.4%		53.3%
Long-term Care	121.0%		111.6%		106.1%
Voluntary Benefits	55.1%		56.0%		58.0%
Other Expense Ratio	18.9%		18.8%		18.9%
Before-tax Operating Income Ratio	19.1%		19.8%		18.1%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	32.5%		32.5%		35.9%
Long-term Care	80.8%		76.5%		75.5%

Premium Persistency:
Individual Disability - Recently Issued	90.7%		89.6%		90.7%
Long-term Care	95.8%		95.1%		95.5%
Voluntary Benefits	80.1%		79.9%		80.4%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income in total for these product lines increased in 2010 relative to 2009 due primarily to sales growth in the voluntary benefits product line and higher persistency for all of the product lines. Premium income declined in 2010 relative to 2009 for individual disability – recently issued due to lower sales. Net investment income increased in 2010 relative to 2009 due to growth in the level of assets supporting these lines of business, higher bond call premiums, and an increased level of prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability – recently issued line of business in 2010 was consistent with 2009, with a higher rate of claim recoveries generally offsetting the higher paid claim incidence rates. The interest adjusted loss ratio for long-term care increased in 2010 relative to 2009 due primarily to an increase in the active life reserve and increased paid claim incidence rates. The benefit ratio for voluntary benefits decreased in 2010 when compared to 2009 due primarily to a lower average paid claim size in the voluntary life product line, particularly in the second half of 2010.

The deferral of acquisition costs in 2010 was consistent with 2009. The amortization of deferred acquisition costs was higher in 2010 relative to 2009 due to an acceleration of amortization resulting from lower persistency for certain issue years in certain of the product lines. The other expense ratio in 2010 was consistent with the level of 2009.

The individual disability – recently issued product line had goodwill of approximately $187.5 million at December 31, 2010, none of which is currently believed to be at risk for future impairment. The fair value of this product line is significantly in excess of its carrying value.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to emerge during 2011.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income increased in 2009 relative to 2008 due primarily to sales growth in the voluntary benefits product line, partially offset by a slight decline in premium persistency. Net investment income increased in 2009 relative to 2008 due to higher investment income related to growth in the level of assets supporting these lines of business, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at higher yields than that of the existing portfolio.

The interest adjusted loss ratio for the individual disability – recently issued line of business declined in 2009 relative to 2008 due primarily to a more favorable claim recovery rate and a lower number of reopened claims, partially offset by an increase in the paid incidence rate. The interest adjusted loss ratio for long-term care increased in 2009 relative to 2008 due primarily to an increase in paid claim incidence rates. The benefit ratio for voluntary benefits decreased in 2009 as compared to 2008 due primarily an increase in premium income, partially offset by an increase in the paid claim incidence rate for the voluntary disability product line.

The deferral of acquisition costs decreased in 2009 as compared to 2008 due to the decrease in acquisition-related expenses resulting from lower overall sales. The amortization of acquisition costs was higher in 2009 as compared to 2008 due to an acceleration of amortization resulting from lower persistency in certain of the product lines. The other expense ratio in 2009 was consistent with 2008.

Segment Outlook

During 2010, we continued to experience an unfavorable impact on premium and sales growth, particularly growth in existing customer accounts, which we attribute to the current economic environment. Partially offsetting this unfavorable impact on premiums was higher than expected premium and case persistency in our group lines of business. We believe this is temporary in nature and that persistency may return to historical levels in 2011. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income to continue during 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. The level of disability claims incidence in 2010 was generally consistent with what we experienced in the second half of 2009. We are uncertain as to whether the higher claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound and that we will be able to leverage the capabilities, products, and relationships and reputation we have built to deliver growth as the benefits market stabilizes. We continue to see future growth opportunity based on employee choice, defined employer funding, simple administration, and effective communication. We intend to maintain our discipline and will continue (i) directing the majority of our investments to capture opportunities emerging in our core group and voluntary markets to grow them at above-market rates, (ii) focusing on margins in large case group insurance, while leveraging core market, voluntary, and other shorter-term investments to grow at market rates, and (iii) seeking opportunities to improve margins and return in our supplemental lines of business.

We believe we are well-positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to achieve marginal year over year growth in our premium income during 2011. We anticipate that the 2011 benefit ratio in our group disability product line will be generally consistent with the level of 2010. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, critical illness, and voluntary benefits products. Unum UK’s products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

Operating Results

Shown below are financial results and key performance indicators for the Unum UK segment. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income
Group Long-term Disability	$421.2	(12.7)%	$482.4	(26.5)%	$656.3
Group Life	171.6	16.1	147.8	(15.3)	174.6
Supplemental and Voluntary	57.8	3.4	55.9	(4.3)	58.4

Total Premium Income	650.6	(5.2)	686.1	(22.8)	889.3
Net Investment Income	170.5	36.9	124.5	(31.6)	181.9
Other Income	1.2	(50.0)	2.4	20.0	2.0

Total	822.3	1.1	813.0	(24.2)	1,073.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	435.8	16.6	373.6	(26.9)	511.4
Commissions	44.1	(5.6)	46.7	(20.8)	59.0
Deferral of Acquisition Costs	(28.3)	(2.7)	(29.1)	(22.2)	(37.4)
Amortization of Deferred Acquisition Costs	27.0	(11.5)	30.5	(5.9)	32.4
Other Expenses	134.9	(4.8)	141.7	(22.9)	183.8

Total	613.5	8.9	563.4	(24.8)	749.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$208.8	(16.3)	$249.6	(23.0)	$324.0

Operating Ratios (% of Premium Income):
Benefit Ratio	67.0%		54.5%		57.5%
Other Expense Ratio	20.7%		20.7%		20.7%
Before-tax Operating Income Ratio	32.1%		36.4%		36.4%
Premium Persistency:
Group Long-term Disability	91.3%		88.5%		87.4%
Group Life	92.7%		80.1%		74.9%
Supplemental and Voluntary	88.9%		88.2%		87.7%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period or periods, as occurred in 2010 and 2009 relative to 2008, translating pounds into dollars decreases current periods’ results relative to the prior period. In periods when the pound strengthens relative to the preceding period, translating into dollars increases current periods’ results in relation to the prior periods.

(in millions of pounds, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income
Group Long-term Disability	£272.3	(11.9)%	£309.0	(12.6)%	£353.7
Group Life	110.9	17.9	94.1	0.9	93.3
Supplemental and Voluntary	37.4	5.1	35.6	12.7	31.6

Total Premium Income	420.6	(4.1)	438.7	(8.3)	478.6
Net Investment Income	110.2	38.4	79.6	(19.2)	98.5
Other Income	0.9	(43.8)	1.6	33.3	1.2

Total	531.7	2.3	519.9	(10.1)	578.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	281.4	18.1	238.3	(13.6)	275.8
Commissions	28.5	(4.4)	29.8	(6.6)	31.9
Deferral of Acquisition Costs	(18.3)	(1.1)	(18.5)	(8.0)	(20.1)
Amortization of Deferred Acquisition Costs	17.4	(10.8)	19.5	8.9	17.9
Other Expenses	87.4	(3.1)	90.2	(9.4)	99.6

Total	396.4	10.3	359.3	(11.3)	405.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£135.3	(15.8)	£160.6	(7.3)	£173.2

Weighted Average Pound/Dollar Exchange Rate	1.543		1.554		1.871

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income decreased for 2010 relative to 2009 due primarily to lower premium growth from existing customers and pricing actions due to the competitive U.K. market, partially offset by higher persistency.

Net investment income increased in 2010 relative to 2009 due primarily to an increase in the level of assets supporting this business segment as well as an increase in inflation which increased the return on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was generally offset by an increase in the reserves for future claims payments related to the inflation index-linked group policies.

The benefit ratio increased in 2010 relative to 2009 due primarily to unfavorable risk results for the group long-term disability product line, which was driven primarily by lower premium income and the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature, as discussed above, as well as a lower level of claim resolutions. The level of disability claim incidence improved over the level of 2009. Risk results for the group life line of business were also unfavorable in 2010 when compared to 2009 due to an increase in claim size for the dependent life line of business.

The deferral of acquisition costs in 2010 decreased slightly when compared to 2009 due primarily to a lower level of deferrable expenses resulting from lower levels of supplemental and voluntary sales. The decrease in amortization of deferred acquisition costs relative to 2009 is due primarily to a decrease in amortization related to internal replacement transactions.

The other expense ratio in 2010 remained consistent when compared to 2009 due to a continued focus on expense management.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income declined in 2009 relative to 2008 due to lower premium growth from existing customers and also due to a decline in the in-force block of group long-term disability business resulting from lower persistency and lower sales during 2008 and 2007. Also contributing to the comparative decline was an increase in group long-term disability premium income of £2.8 million in 2008 relating to a non-recurring reinsurance premium on a previously acquired claims block. The decline in group long-term disability premium income was partially offset by increases in premium income for group life and supplemental and voluntary due to higher sales and improved persistency.

Net investment income decreased in 2009 relative to 2008 due primarily to a reduction in inflation which reduced the return on bonds for which interest income is linked to a U.K. inflation index. The decrease in 2009 net investment income attributable to these bonds was generally offset by a comparable decrease in reserves, as previously noted.

The lower benefit ratio in 2009 in comparison to 2008 was primarily due to a decline in the level of claim incidence for group long-term disability as well as the impact of lower inflation on claim reserves associated with group long-term disability policies containing the inflation-linked benefit increase feature. Partially offsetting these items was an increase in claim incidence for the group life line of business. Claim recoveries for group long-term disability were generally consistent with the level of 2008.

The deferral of acquisition costs in 2009 decreased in comparison to 2008 due primarily to a lower level of deferrable expenses resulting from the reduction in the overall expense level as well as a change in the mix of sales. The increase in amortization of acquisition costs in 2009 relative to 2008 was due primarily to an increase in amortization related to internal replacement transactions.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Group Long-term Disability	$53.1	(6.5)%	$56.8	(17.4)%	$68.8
Group Life	57.3	6.5	53.8	174.5	19.6
Supplemental and Voluntary	8.8	(30.2)	12.6	13.5	11.1

Total Sales	$119.2	(3.2)	$123.2	23.8	$99.5

Group Long-term Disability	£34.4	(5.8)%	£36.5	(2.9)%	£37.6
Group Life	37.1	11.1	33.4	206.4	10.9
Supplemental and Voluntary	5.7	(28.8)	8.0	33.3	6.0

Total Sales	£77.2	(0.9)	£77.9	42.9	£54.5

Sales in Unum UK decreased slightly in 2010 compared to 2009. The decrease in sales in the group long-term disability line of business was attributable to a decline in sales in the large case market, partially offset by higher sales to existing customers and higher core market sales, which we define for Unum UK as employee groups with fewer than 500 lives. The decrease in sales in supplemental and voluntary is due to a decline in sales in the large case market. The sales growth in group life was attributable to higher sales in the large case markets as well as higher sales to existing customers, partially offset by slightly lower core market sales. Negatively affecting year over year comparisons is an increase in 2009 sales which resulted from the exit of another large insurance provider from the U.K. group risk market.

Sales in Unum UK increased in 2009 compared to 2008, aided by the exit of another large insurance provider from the U.K. group risk market, as previously noted. Excluding the sales related to this exit of this provider, Unum UK sales increased 8.6 percent in 2009 compared to 2008. The sales growth in group life was attributable to sales growth in both the core market and in the large case market, partially offset by lower sales to existing customers. The decline in group long-term disability sales was due to a decrease in sales to existing customers, partially offset by sales growth in both the core and large case markets. The increase in sales in supplemental and voluntary was due to sales growth in both the core and large case markets.

Segment Outlook

During 2010, we experienced an unfavorable impact on premium growth as a result of the challenging economic and competitive pricing environment. We expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also be impacted by a prolonged competitive pricing environment in the U.K. The level of disability claim incidence in 2010 is favorable relative to 2009, but our claim resolution rate is unfavorable to 2009, due in part to the impact of the economic environment on our ability to resolve claims. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth in 2011 and anticipate negative earnings growth relative to 2010. We anticipate returning to more normalized levels of premium growth through continued favorable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. We expect our overall benefit ratio to be generally consistent with that of 2010. We expect our profit margins to continue at a favorable level, although slightly below the level of 2010.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income
Accident, Sickness, and Disability	$661.0	5.6%	$625.8	3.1%	$606.9
Life	176.5	6.6	165.6	5.2	157.4
Cancer and Critical Illness	238.2	6.5	223.7	5.0	213.0

Total Premium Income	1,075.7	6.0	1,015.1	3.9	977.3
Net Investment Income	122.5	7.2	114.3	8.1	105.7
Other Income	0.7	40.0	0.5	25.0	0.4

Total	1,198.9	6.1	1,129.9	4.3	1,083.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	534.7	11.3	480.6	3.6	464.0
Commissions	232.6	8.0	215.3	1.7	211.8
Deferral of Acquisition Costs	(246.4)	7.6	(229.0)	2.3	(223.8)
Amortization of Deferred Acquisition Costs	187.2	4.9	178.5	7.3	166.4
Other Expenses	208.6	2.5	203.6	3.4	196.9

Total	916.7	8.0	849.0	4.1	815.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$282.2	0.5	$280.9	4.8	$268.1

Operating Ratios (% of Premium Income):
Benefit Ratio	49.7%		47.3%		47.5%
Other Expense Ratio	19.4%		20.1%		20.1%
Before-tax Operating Income Ratio	26.2%		27.7%		27.4%

Premium Persistency:
Accident, Sickness, and Disability	75.9%		74.4%		75.8%
Life	86.0%		84.7%		84.7%
Cancer and Critical Illness	84.9%		83.8%		84.0%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income increased in 2010 relative to 2009 due primarily to increased sales and favorable persistency. Although the premium growth rate improved over the rate of 2009, it is still less than our long-term expectations. Premium growth was negatively impacted during both 2010 and 2009 due to economic conditions which we believe affected the buying patterns of employees and caused employers to defer introduction of new plans. Net investment income increased in 2010 in comparison to 2009 due to growth in the level of assets, an increase in income from partnership investments, and an increase in bond call premiums.

The overall benefit ratio increased in 2010 relative to 2009 due to unfavorable experience in the accident, sickness, and disability product line resulting from an increase in the level of paid claims and reserves driven by a higher level of claim incidence and slightly higher average claim sizes. The cancer and critical illness benefit ratio increased relative to 2009 due primarily to the continued higher levels of large claims on the older block of cancer products, partially offset by a refinement of the loss adjustment expense reserve calculation. Somewhat negatively affecting year over year comparisons is the release of active life reserves in the second quarter of 2009 in our cancer and critical illness product line. The life benefit ratio decreased in 2010 relative to 2009 due primarily to favorable mortality.

Commissions and the deferral of acquisition costs both increased in 2010 compared to 2009 due primarily to increased sales. The amortization of deferred acquisition costs in 2010 was higher relative to 2009 due to the continued increase in the level of deferred acquisition costs, offset partially by the decrease in amortization related to certain of our interest-sensitive policies.

The other expense ratio decreased in 2010 compared to 2009 due primarily to a continued focus on expense management.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

The lower level of premium growth in 2009 compared to the 2008 growth rate was attributable primarily to lower sales during the first half of 2009 and lower persistency in the accident, sickness, and disability product line. The lower persistency primarily relates to the loss of a few large policyholder accounts. As mentioned in the preceding discussion, we believe our lower premium growth was partially due to economic conditions. Net investment income increased in 2009 in comparison to 2008 due to growth in the level of assets, an increased level of prepayment income on mortgage-backed securities, and a higher yield on the portfolio due to the investment of new cash at a higher yield than that of the existing portfolio.

The overall benefit ratio for this segment remained stable in 2009 relative to 2008, with a lower benefit ratio in the life and cancer and critical illness lines of business partially offset by a slightly higher benefit ratio in the accident, sickness, and disability line of business. The life product line reported a lower benefit ratio in 2009 relative to 2008 due to a change in the mix of life business and the resulting lower change in the active life reserve. The cancer and critical illness product line reported a lower benefit ratio in 2009 relative to 2008 due primarily to a release of active life reserves, partially offset by an increase in disabled life reserves associated with the older cancer products. The increase in the benefit ratio in the accident, sickness and disability line of business resulted primarily from a slight increase in the claim incidence rates relative to the favorable experience of 2008.

The amortization of deferred acquisition costs was higher in 2009 relative to 2008 due to the continued increase in the level of deferred acquisition costs as well as the fluctuation in amortization related to certain of our interest-sensitive policies.

The other expense ratio was consistent year over year.

Sales

(in millions of dollars)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Accident, Sickness, and Disability	$237.4	7.4%	$221.1	(0.5)%	$222.1
Life	65.7	(3.8)	68.3	6.7	64.0
Cancer and Critical Illness	55.7	2.4	54.4	0.6	54.1

Total Sales	$358.8	4.4	$343.8	1.1	$340.2

Colonial Life’s sales in 2010 increased 4.4 percent relative to 2009. New account sales increased 4.2 percent, and existing account sales increased 4.4 percent in 2010 relative to 2009. Sales increased 8.1 percent in 2010 in the commercial market, driven primarily by sales growth of 9.3 percent in the core market segment, which we define as accounts with fewer than 1,000 lives. In the public sector market, sales declined 8.1 percent in 2010 compared to 2009. The number of new accounts in 2010 increased 13.6 percent relative to 2009, while the average new case size declined 8.2 percent.

Colonial Life’s sales in 2009 increased 1.1 percent relative to 2008, with 7.2 percent growth in new account sales and a decline of 2.3 percent in existing account sales. We experienced 2009 sales growth of 11.8 percent relative to 2008 in the public sector market and a slight increase in sales in commercial large case market segment. These sales increases were partially offset by a sales decline of 2.6 percent in the commercial core market segment. The number of new accounts increased 13.3 percent in 2009 relative to 2008, while the average new case size declined 5.4 percent.

Segment Outlook

Our premium growth in 2010 improved from the level of growth in 2009, driven by modest 2010 sales growth and improved persistency. Persistency in 2009 was negatively impacted by the loss of a few large policyholder accounts. While we are encouraged by our 2010 sales results, slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. During 2010, we experienced an increase in claim incidence levels in the accident, sickness, and disability line. However, there was not a concentration in any particular market sector. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe we have a stable business model, with service levels and customer retention that allowed us to focus on and deliver premium growth during 2010 despite the recent marketplace changes and uncertainties. We believe we are well positioned for growth and that significant opportunities exist to accelerate growth during the next several years by (i) focusing on target market segments, (ii) driving new sales in the public sector market, (iii) growing the reach and effectiveness of our distribution, and (iv) revisiting existing accounts to avoid lapses and to generate ongoing sales.

During 2011, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, although we expect our overall benefit ratio to be slightly higher than the favorable risk experience of 2009 and the first half of 2010. We believe premium growth will reaccelerate as the economy improves and employment growth resumes.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income	$847.0	(5.7)%	$898.5	(5.6)%	$952.3
Net Investment Income	746.4	0.8	740.6	(3.5)	767.5
Other Income	90.7	(10.0)	100.8	2.2	98.6

Total	1,684.1	(3.2)	1,739.9	(4.3)	1,818.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,451.3	(2.6)	1,489.6	(3.6)	1,544.8
Commissions	52.0	(10.5)	58.1	(7.3)	62.7
Interest and Debt Expense	11.7	(29.5)	16.6	(52.7)	35.1
Other Expenses	124.9	(11.6)	141.3	(4.6)	148.1

Total	1,639.9	(3.9)	1,705.6	(4.8)	1,790.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$44.2	28.9	$34.3	23.8	$27.7

Interest Adjusted Loss Ratio	85.0%		81.6%		82.2%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.7%		15.7%		15.6%
Before-tax Operating Income Ratio	5.2%		3.8%		2.9%

Premium Persistency	93.0%		93.2%		93.8%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The decrease in premium income for 2010 relative to 2009 is due to the expected run-off of this block of closed business driven by expected policy terminations and maturities. Net investment income for 2010 was slightly higher than 2009, with higher bond call premiums mostly offset by a lower level of assets supporting this closed block of business.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, decreased in 2010 relative to 2009 due to less favorable investment results from the portfolios held by the ceding companies as well as less favorable risk results from the reinsured business.

The interest adjusted loss ratio for 2010 increased relative to 2009 due to lower claim recoveries and lower claim settlements, partially offset by lower claim incidence rates. Interest and debt expense in 2010 declined when compared to 2009 due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

The other expense ratio decreased in 2010 compared to 2009 due primarily to lower claims management and claim litigation costs relative to the declining level of premium income.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Premium income declined in 2009 relative to 2008 as expected for the run-off of this block of closed business. Net investment income decreased in 2009 relative to 2008 due to lower interest rates on floating rate assets as well as a lower level of assets supporting this closed block of business, partially offset by an increased level of prepayment income on mortgage-backed securities. We also received fewer bond call premiums and consent fees during 2009 compared to 2008.

Other income increased slightly in 2009 compared to 2008 due to favorable experience in the reinsured blocks.

The interest adjusted loss ratio for 2009 declined slightly relative to 2008 due to higher claim recoveries. Interest and debt expense decreased in 2009 relative to 2008 due to lower rates of interest on our floating rate debt issued by Northwind Holdings and a decrease in the amount of outstanding debt resulting from principal repayments.

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

Operating Results

(in millions of dollars)

	Year Ended December 31
	2010	% Change	2009	% Change	2008

Operating Revenue
Premium Income	$3.5	29.6%	$2.7	92.9%	$1.4
Net Investment Income	192.3	15.4	166.7	(15.6)	197.5
Other Income	25.7	(26.1)	34.8	(17.5)	42.2

Total	221.5	8.5	204.2	(15.3)	241.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	82.9	(9.8)	91.9	(14.7)	107.8
Commissions	1.1	175.0	0.4	(66.7)	1.2
Interest and Debt Expense	128.9	20.7	106.8	(9.0)	117.4
Other Expenses	63.2	(1.7)	64.3	124.0	28.7

Total	276.1	4.8	263.4	3.3	255.1

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(54.6)	7.8	$(59.2)	N.M.	$(14.0)

N.M. = not a meaningful percentage

Non-Insurance Product Results

Operating revenue was $97.9 million in 2010 compared to $71.1 million and $106.0 million in 2009 and 2008, respectively. Operating losses were $71.1 million in 2010 compared to $91.9 million and $30.6 million in 2009 and 2008, respectively.

The increase in operating revenue in 2010 compared to 2009 is due to higher net investment income resulting from higher asset levels and a higher proportion of assets invested at long-term interest rates, partially offset by lower interest rates on short-term investments. The decrease in operating revenue in 2009 compared to 2008 is due primarily to a decrease in net investment income resulting from lower interest rates on short-term investments. Operating revenue in 2008 included $7.6 million of other income received during 2008 related to a refund of interest primarily attributable to tax years 1986 through 1996.

Interest and debt expense increased in 2010 compared to 2009 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes and the September 2009 issuance of $350.0 million of 7.125% senior notes. The higher interest and debt expense associated with the two new debt issuances was partially offset by the repayment of $10.0 million of 7.08% medium-term notes due 2024 during the first quarter of 2010 and the repayment of $108.2 million of 5.859% senior notes during the second quarter of 2009. Interest and debt expense declined in 2009 relative to 2008 due primarily to lower average levels of outstanding debt. See “Debt” contained in this Item 7 for further discussion.

Other expenses were $40.1 million in 2010 compared to $56.2 million and $19.2 million in 2009 and 2008, respectively. The volatility in other expenses is due primarily to pension costs, which increased approximately $42.0 million in 2009 relative to 2008 and declined approximately $15.0 million in 2010 relative to 2009.

Insurance Product Results

Operating revenue for our insurance products was $123.6 million in 2010 compared to $133.1 million and $135.1 million in 2009 and 2008, respectively. These closed lines of business had operating income of $16.5 million in 2010 compared to $32.7 million and $16.6 million in 2009 and 2008, respectively. Operating expenses were higher in 2010 compared to 2009 due to increased litigation costs.

Segment Outlook

Our investment portfolio quality remains very strong, with low default experience during 2010. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through strong statutory earnings. During 2011, while we intend to maintain our disciplined approach to risk management, we believe we are well-positioned wherein we have substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

Interest and debt expense is expected to remain generally consistent with the level of 2010 due to $225.1 million of debt which will mature in March 2011 and no expected issuances of new debt in 2011. We do not expect litigation costs to remain at the elevated level of 2010, and pension expenses are expected to remain generally consistent in 2011 with the level of 2010.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. At December 31, 2010, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. We held $378.0 million fair value ($374.3 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

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

•	We intend to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities, in the aggregate.

•	The weighted average credit quality rating of the portfolio should be Baa1 or higher.
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

Rating	Internal Limit
($ in millions)
AAA/AA	$200
A	175
BBB+	150
BBB	125
BBB-	90
BB+	75
BB	60
BB-	50
B+	30
B/B-	20
CCC	10

•	The portfolio is to be diversified across industry classification and geographic lines.
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

Investment Results

Net investment income was $2,495.5 million in 2010, an increase of 6.3 percent relative to 2009. Net investment income was higher in 2010 relative to 2009 due primarily to continued growth in the level of invested assets and higher bond call premiums. We also received higher interest income during 2010 on bonds for which interest income is linked to a U.K. inflation index. These index-linked bonds match the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases in benefits, with the increase or decrease in investment income on these bonds generally offset by an increase or decrease in reserves. In addition, we earned lower interest rates on our floating rate invested assets during 2010 compared to 2009, largely offset by lower interest expense on our floating rate debt.

Net investment income was $2,346.6 million in 2009, a decrease of 1.8 percent relative to 2008. The weaker pound in 2009 relative to 2008 unfavorably affected translated results for net investment income. During 2009, we also received lower investment income on bonds for which interest income is linked to a U.K. inflation index, as compared to 2008, and we earned lower interest rates on our floating rate invested assets during 2009. We also received fewer bond call premiums and consent fees during 2009 compared to 2008. Somewhat mitigating the impact of these items was the growth in the level of invested assets, an increase in the level of prepayment income on mortgage-backed securities, and an increase in our portfolio yield due to the investment of new cash at higher rates than that of 2008.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.71 percent as of December 31, 2010, and the weighted average credit rating was A3. This compares to a yield of 6.74 percent as of December 31, 2009 and a weighted average credit rating of A3. We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

To assess the impact of a duration mismatch, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. At December 31, 2010, a hypothetical one basis point increase or decrease in interest rates would have resulted in a $33.0 million change in the fair value of our liabilities and an offsetting $31.8 million change in the fair value of assets supporting those liabilities. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rates embedded in the reserves.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)

	Year Ended December 31
	2010	2009	2008

Fixed Maturity Securities
Gross Gains on Sales	$61.1	$48.6	$64.9
Gross Losses on Sales	(41.3)	(83.5)	(80.8)
Other-Than-Temporary Impairment Loss	(15.9)	(211.8)	(151.1)

Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.9	11.5	13.5
Gross Losses on Sales	(4.4)	(0.4)	(3.8)
Impairment Loss	(3.8)	(8.1)	(15.0)

Embedded Derivative in Modified
Coinsurance Arrangement	21.1	243.1	(291.7)

Other Derivatives	0.0	12.3	(1.9)

Net Realized Investment Gain (Loss)	$24.7	$11.7	$(465.9)

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

•

During 2010, we recognized an other-than-temporary impairment loss of $10.2 million on securities issued by a Netherlands financial services company. The company recorded significant impairment losses in its securities and real estate portfolios during 2009 and 2008 and required a significant amount of government aid. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years

•

During 2009, we recognized an other-than-temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company’s operations had weakened materially in the first quarter 2009, as well as the continued weakness in the economy, led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•

During 2009, we recognized an other-than-temporary impairment loss of $32.9 million on securities issued by a U.K. financial institution. The decline in value of the securities was primarily the result of the global credit crisis and the slowdown in the economy. In addition, this financial institution made a major acquisition during the peak of the past credit cycle. The financial institution then had to recognize impairments on loans and other assets held by the acquired company, resulting in the need for additional capital. This capital was initially provided by shareholders and others, but as the economic environment further deteriorated, the financial institution participated in the government guarantee of senior debt, capital injections, and an asset protection scheme. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

•

During 2009, we recognized an other-than-temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company’s revenues were generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production cuts. The U.S. government made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faced increased challenges. In March 2009 its external auditors stated there was “substantial doubt” about the company’s ability to continue as a going concern if the automotive industry’s financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•	We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2010.

•

During 2009, we recognized a loss of $14.2 on the sale of securities issued by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories’ advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

•	During 2008, we recognized a loss of $16.2 million on the sale of securities issued by a large investment banking firm for which we had recorded an impairment loss in 2008, as previously discussed.

•

During 2008, we recognized a loss of $10.1 million on the disposition of the principal protected equity linked note, as previously discussed. The note’s substitution clause was triggered in the fourth quarter of 2008 due to the continued decline in the S&P 500 index. At the time of the triggering event, we made the decision to take ownership in the underlying Vanguard S&P 500 index mutual fund shares rather than accept the zero coupon bonds issued by the financial services company. At the time of disposition, this note had been continuously in an unrealized loss position for a period of less than ninety days.

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

The changes in fair value of this embedded derivative recognized as realized gains and losses during 2010, 2009 and 2008 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(96.3) million at December 31, 2010, compared to $(117.4) million at December 31, 2009, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, as of December 31, 2010 are as follows:

Fixed Maturity Securities – By Industry Classification

As of December 31, 2010

(in millions of dollars)

Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,154.0	$140.4	$325.4	$16.8	$1,828.6	$157.2
Capital Goods	3,511.3	323.9	389.3	14.6	3,122.0	338.5
Communications	2,678.0	303.0	245.3	14.5	2,432.7	317.5
Consumer Cyclical	1,305.4	72.2	275.5	22.4	1,029.9	94.6
Consumer Non-Cyclical	5,067.8	507.2	341.7	17.6	4,726.1	524.8
Energy (Oil & Gas)	3,212.3	407.9	47.7	3.7	3,164.6	411.6
Financial Institutions	3,330.1	113.7	960.5	39.1	2,369.6	152.8
Mortgage/Asset-Backed	3,385.5	337.7	80.0	0.6	3,305.5	338.3
Sovereigns	1,409.3	160.7	0.0	0.0	1,409.3	160.7
Technology	857.7	92.3	90.8	3.0	766.9	95.3
Transportation	1,038.1	126.6	62.7	2.4	975.4	129.0
U.S. Government Agencies and Municipalities	2,346.9	94.2	795.7	55.9	1,551.2	150.1
Utilities	9,684.2	810.0	1,114.8	44.3	8,569.4	854.3
Redeemable Preferred Stocks	55.0	(0.8)	28.3	2.5	26.7	1.7

Total	$40,035.6	$3,489.0	$4,757.7	$237.4	$35,277.9	$3,726.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2010 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2010. We had no fixed maturity securities with a gross unrealized loss of $10.0 million or greater at December 31, 2010.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)

	2010				2009
	December 31	September 30	June 30	March 31	December 31

Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$93.2	$5.9	$31.8	$22.3	$62.7
> 90 <= 180 days	16.9	7.2	1.2	42.0	4.5
> 180 <= 270 days	1.9	0.9	9.0	1.4	2.3
> 270 days <= 1 year	0.0	0.3	0.0	2.1	3.7
> 1 year <= 2 years	2.0	2.4	4.2	45.8	84.2
> 2 years <= 3 years	24.4	17.5	27.9	43.3	105.4
> 3 years	43.3	37.9	92.1	128.2	160.6

Sub-total	181.7	72.1	166.2	285.1	423.4

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	0.0	2.4	2.6	6.3	16.5
> 2 years <= 3 years	3.2	0.0	0.0	11.1	0.2
> 3 years	0.0	0.0	0.0	0.5	2.4

Sub-total	3.2	2.4	2.6	17.9	19.1

Fair Value < 40% of Amortized Cost

> 3 years	0.0	0.0	0.0	0.0	0.5

Sub-total	0.0	0.0	0.0	0.0	0.5

Total	$184.9	$74.5	$168.8	$303.0	$443.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)

	2010				2009
	December 31	September 30	June 30	March 31	December 31

Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$5.1	$0.5	$8.8	$3.8	$0.1
> 90 <= 180 days	0.1	1.9	1.4	0.0	0.0
> 180 <= 270 days	4.1	0.0	0.0	0.0	0.1
> 1 year <= 2 years	0.0	1.5	12.3	13.8	48.0
> 2 years <= 3 years	14.0	28.9	41.5	48.8	45.7
> 3 years	28.8	28.5	38.7	23.0	24.3

Sub-total	52.1	61.3	102.7	89.4	118.2

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	0.0	0.0	0.0	9.9	10.9
> 2 years <= 3 years	0.0	0.0	4.2	1.4	1.3
> 3 years	0.4	1.7	2.2	12.2	19.7

Sub-total	0.4	1.7	6.4	23.5	31.9

Total	$52.5	$63.0	$109.1	$112.9	$150.1

At December 31, 2010, our mortgage/asset-backed securities had an average life of 4.43 years, effective duration of 3.82 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2010, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,668.9 million and $2,755.0 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,516.8 million and $1,404.0 million on an amortized cost basis at December 31, 2010 and 2009, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At December 31, 2010, we held two mortgage loans which were considered impaired. The mortgage loans were carried at the estimated net realizable value of $22.9 million, net of a valuation allowance of $1.5 million. At December 31, 2009, we held one mortgage loan which was considered impaired. This loan was carried at the estimated net realizable value of $2.0 million, net of a valuation allowance of $3.2 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $14.8 million at December 31, 2010. The carrying value of fixed maturity securities posted as collateral to our counterparties was $158.8 million at December 31, 2010. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody’s and S&P, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $56.2 million and $35.5 million on a fair value basis at December 31, 2010 and 2009, respectively.

See Notes 3 and 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussion of our investments and our derivative financial instruments.

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

We have met all minimum pension funding requirements set forth by ERISA. We made voluntary contributions to our U.S. qualified defined benefit pension plan of $67.0 million and $100.0 million during the first and fourth quarters of 2010, respectively. The fourth quarter of 2010 contribution was made in lieu of our planned 2011 contribution, and we do not anticipate making any additional contributions during 2011. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of approximately £3.2 million during 2010, and we anticipate that we will make contributions during 2011 of approximately £3.2 million.

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

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During 2010, we repurchased 16.4 million shares, at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program. The dollar value of shares remaining under this program, which had an expiration date of May 2011, was $144.3 million at December 31, 2010.

On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock, in addition to the amount remaining to be repurchased under the previous authorization discussed above. The $1.0 billion share repurchase program has an expiration date of August 2012.

On February 4, 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjects the transaction to a future price adjustment. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us will be settled in shares of Unum Group common stock. Any price adjustment we are required to pay will be settled in either cash or common stock at our option. We expect the price adjustment to settle on or before the completion of the accelerated repurchase agreement in April 2011. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $1.2 billion and $915 million at December 31, 2010 and 2009, respectively. The December 31, 2010 balance was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.3 years, and various money-market funds. No significant restrictions exist on our ability to use or access these funds. We believe we hold sufficient resources to meet our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults.

During 2011, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC well above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

Unum Limited is expected to adopt new capital requirements and risk management standards under Solvency II effective January 1, 2013. Solvency II standards, which result from a fundamental review of the capital adequacy standards for the European insurance industry, are still being developed and have not yet been adopted. We continue to assess the impact on our capital requirements. Certain of our insurance subsidiaries are also subject to regulation by the Bermuda Monetary Authority (BMA). Last year the BMA initiated a comprehensive review of its insurance regulatory and solvency framework and hopes to complete its assessment during the summer of 2011. It is too early to assess the impact on our insurance subsidiaries, but we may ultimately be subject to new rules regarding capital requirements. See “Capital Requirements” contained herein in Item 1 for additional information.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $1,196.8 million for the year ended December 31, 2010, compared to $1,237.0 million and $1,326.1 million for 2009 and 2008, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for 2010, 2009, and 2008, include pension contributions of approximately $176.9 million, $79.7 million, and $140.9 million, respectively.

The fluctuation in the income tax adjustment to reconcile 2009 and 2008 net income to net cash provided by operating activities was due primarily to changes in the deferred tax asset related to the change in the fair value of an embedded derivative in a modified coinsurance arrangement.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash used by investing activities was $1,073.7 million for the year ended December 31, 2010, compared to $1,213.9 million and $424.7 million for 2009 and 2008, respectively.

Our sales of available-for-sale securities declined in 2010 relative to 2009. Proceeds from maturities of available-for-sale securities were higher in 2010 compared to 2009 primarily due to a significant increase in bond calls and bond maturities. Proceeds from sales and maturities of available-for-sale securities in 2009 were lower than 2008 primarily due to lower sales of fixed maturity securities, a decrease in bond maturities and bonds that were called at par, and the translation of investment proceeds from our U.K. operations at lower exchange rates.

Proceeds from sales and maturities of other investments decreased in 2010 as compared to 2009 primarily due to a decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs. Proceeds from maturities of commercial mortgage loans were higher in 2010 relative to 2009. Proceeds from sales and maturities of other investments increased in 2009 relative to 2008 primarily due to an increase in sales of other long-term investments and an increase in proceeds from terminations of derivatives within our cash flow hedging programs. This increase was partially offset by a decline in proceeds from commercial mortgage loan maturities and prepayments.

Purchases of available-for-sale securities were slightly lower during 2010 relative to 2009. Although investable funds were available for reinvestment due to the increase in proceeds from bond calls and maturities, as previously noted, the deployment of funds was hampered by the lack of available long-term securities which met our investment objectives. Purchases of available-for-sale securities decreased during 2009 relative to 2008. This decrease resulted from fewer funds available for reinvestment as compared to 2008 due to the lower level of proceeds from sales of available-for-sale securities and from the lower exchange rate for translation of purchases within our U.K. operations.

Purchases of other investments increased during 2010 relative to 2009 as a result of the purchase of tax credit partnerships, as well as a slight increase in the funding of mortgage loans. Purchases of other investments in 2009 primarily related to mortgage loans.

Net purchases of short-term investments increased during 2010 relative to 2009 due to the increase in bond calls and maturities, with the proceeds invested in short-term investments pending the purchase of fixed maturity securities. Net sales of short-term investments decreased during 2009 relative to 2008 due to the sale of investments during 2008 to help fund the $700.0 million accelerated share repurchase agreements executed during 2008, as well as the 2008 transition to floating rate fixed maturity securities in lieu of short-term investments. This decrease in proceeds was partially offset by the transition of our portfolio out of short-term investments into fixed maturity securities during 2009.

Proceeds from the acquisition of business in 2008 relate to the Unum UK acquisition of a group long-term disability claims portfolio.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $141.1 million for the year ended December 31, 2010, compared to $1.5 million and $1,049.5 million for 2009 and 2008, respectively.

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

During 2010, we received proceeds of $400.0 million, less debt issuance costs of $3.0 million and a debt discount of $0.5 million, from the issuance of $400.0 million of 5.625% senior notes. During 2009, we received proceeds of $350.0 million, less debt issuance costs of $3.2 million, from the issuance of $350.0 million of 7.125% senior notes.

Long-term debt repayments include the 2010, 2009, and 2008 principal payments of $10.0 million each year on Tailwind Holdings’ floating rate, senior secured non-recourse notes and the principal payments of $58.3 million, $48.0 million, and $59.3 million, respectively, on Northwind Holdings’ floating rate, senior secured non-recourse notes. Long-term debt repayments also include the purchase and retirement of $10.0 million of our 7.08% medium-term notes in 2010, $1.2 million aggregate principal of our 7.19% medium-term notes and $0.6 million aggregate principal of our 6.75% notes in 2009, and $36.6 million of our 6.85% senior notes in 2008.

During 2010, we repurchased approximately 16.4 million shares of Unum Group’s common stock under our $500.0 million share repurchase program, at a cost of $356.0 million. During 2008, we completed a $700.0 million authorized share repurchase program by purchasing 29.9 million shares.

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

For life insurance companies domiciled in the United States, that limitation generally equals, depending on the state of domicile, either ten percent of an insurer’s statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom.

Northwind Holdings’ and Tailwind Holdings’ ability to meet their debt payment obligations is dependent upon the receipt of dividends from Northwind Re and Tailwind Re, respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re and Tailwind Re.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary’s board of directors.

The amount available during 2010 for the payment of ordinary dividends from Unum Group’s traditional U.S. insurance subsidiaries was $719.7 million, of which $410.8 million was declared and paid. The amount available during 2010 from Unum Limited was £198.5 million, of which £50.0 million was declared and paid. During 2010, Tailwind Re and Northwind Re paid dividends of $18.8 million and $58.9 million to Tailwind Holdings and Northwind Holdings, respectively.

Although we may not utilize the entire amount of available dividends, based on the restrictions under current law, $622.3 million is available during 2011 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which excludes Northwind Re and Tailwind Re, our special purpose financial captive insurance companies. Approximately £207.5 million is available for the payment of dividends from Unum Limited during 2011, subject to regulatory approval. However, it is unlikely that we will utilize the entire amount available during 2011.

Unum Group’s RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 398 percent at the end of 2010, with the individual RBC ratios for Unum Group’s principal traditional U.S. insurance subsidiaries all in excess of 300 percent. The individual RBC ratios for Northwind Re and Tailwind Re are calculated using the NAIC Company Action Level formula and have target levels of 200 percent. The RBC ratios for Northwind Re and Tailwind Re each exceeded the 200 percent target level at the end of 2010. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

During 2008, Unum Group received $100.0 million from an insurance subsidiary for the repayment of a surplus debenture issued to Unum Group in 1997 with a maturity date of October 2027.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and FSA capital adequacy requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average risk-based capital above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

Debt

At December 31, 2010, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,631.3 million and short-term debt of $225.1 million. Short-term debt consisted of the 7.625% senior notes due March 2011. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 25.9 percent at December 31, 2010 compared to 24.8 percent at December 31, 2009, reflecting the issuance of $400.0 million of senior notes during the third quarter of 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 22.8 percent at December 31, 2010 compared to 20.5 percent at the end of 2009. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings is a better indicator of our ability to meet our financial obligations.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. In 2009, we purchased and retired the remaining $132.2 million of our 5.859% senior notes due May 2009, $1.2 million aggregate principal of our 7.19% medium-term notes due 2028, and $0.6 million aggregate principal of our 6.75% notes due 2028. We also repaid $58.3 million of reverse repurchase agreements outstanding at December 31, 2008. In 2008, we retired the remaining $175.0 million of our 5.997% senior notes due May 2008. We also purchased and retired $36.6 million of our 6.85% senior debentures due 2015 and $17.8 million of our 5.859% senior notes due May 2009.

During 2010, 2009 and 2008, Northwind Holdings made principal payments of $58.3 million, $48.0 million and $59.3 million, respectively, on its floating rate, senior secured non-recourse notes due 2037. During 2010, 2009 and 2008, Tailwind Holdings made principal payments of $10.0 million each year on its floating rate, senior secured non-recourse notes due 2036.

Issuance of Debt

In 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes, due 2037, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $634.4 million at December 31, 2010.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes, due 2036, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings’ ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $82.5 million at December 31, 2010.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures, due 2015, in a private offering. The debentures are fully and unconditionally guaranteed by Unum Group. The aggregate principal amount outstanding was $296.9 million at December 31, 2010.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due 2032 and $150.0 million of 7.25% public income notes due 2032. The public income notes were called and retired in 2007. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2010.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due March 2011. The aggregate principal amount outstanding was $225.1 million at December 31, 2010.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due 2028, $200.0 million of 7.0% senior notes due 2018, and $250.0 million of 6.75% senior notes due 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $165.8 million at December 31, 2010.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature in 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2010.

Unum Group has medium-term notes with an aggregate principal amount outstanding of $50.8 million at December 31, 2010 which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990. The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2010, 2009, and 2008 was $140.7 million, $122.0 million, and $157.3 million, respectively.

Shelf Registration

We have a shelf registration, which became effective in December 2008, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts. As stated previously, we issued $350.0 million and $400.0 million of senior notes against our open shelf registration on September 30, 2009, and September 15, 2010, respectively. The shelf registration enables us to raise funds from the offering of any individual security covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 7 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2010 (in millions of dollars):

	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$228.0	$228.0	$-	$-	$-

Long-term Debt	4,560.9	138.0	283.5	587.9	3,551.5

Policyholder Liabilities	40,278.1	4,309.1	6,582.7	5,092.3	24,294.0

Pensions and Other Postretirement Benefits	1,957.0	23.4	69.4	128.2	1,736.0

Miscellaneous Liabilities	745.9	692.6	12.8	8.0	32.5

Operating Leases	220.1	25.8	48.0	35.4	110.9

Purchase Obligations	377.2	286.6	82.4	5.4	2.8

Total	$48,367.2	$5,703.5	$7,078.8	$5,857.2	$29,727.7

Receipts Due

Reinsurance Recoverable	$7,529.6	$303.6	$565.1	$553.6	$6,107.3

Excluded from the preceding table are tax liabilities of approximately $114.0 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. It is possible that during 2011 we may reach a final settlement with the Internal Revenue Service concerning audit adjustments for certain tax years, and if so, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 to $40.0 million. See Note 6 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Short-term and long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets. See Note 7 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset and liability management under “Investments” contained in this Item 7 and Note 1 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information.

Pensions and other postretirement benefit obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our contributions to the pension plans. Amounts in the one year or less category equal our planned contributions within the next 12 months. The remaining years’ contributions are projected based on the expected future contributions as required under ERISA. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans. The pensions and other postretirement benefit projections are not discounted with respect to interest and therefore exceed the amount recorded in the consolidated balance sheets. See Note 8 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 and “Critical Accounting Estimates” contained in this Item 7 for additional information.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, accounts payable, obligations to return unrestricted cash collateral to our derivatives counterparties, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain are included in the one year or less category. See Note 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for additional information on our derivatives.

We have commitments of $169.9 million to fund certain tax credit partnerships. These commitments, which are represented in the purchase obligations line on the preceding schedule, are legally binding and will be funded over the next several years.

Off-Balance Sheet Arrangements

As noted in the preceding commitments table, we have operating lease commitments totaling $220.1 million at December 31, 2010. Operating leases include noncancelable obligations on certain office space, equipment, and software. During 2010, we signed a noncancelable operating lease for office space that will commence in 2013. The lease will expire in 2029, but we will have a renewal option through 2044. The projected lease payments, along with commitments of $0.8 million to fund leasehold improvements, are included in the preceding commitments table.

Purchase obligations include off-balance sheet commitments of $147.7 million to fund certain of our investments in private placement securities, commercial mortgage loans, and private equity partnerships. These are shown in the preceding table based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee or issuer of the private placement securities. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $35.8 million at December 31, 2010.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later specified date. At December 31, 2010, we had no fixed maturity securities posted as collateral to third parties under these programs.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $14.8 million at December 31, 2010. We post fixed maturity securities as collateral to our counterparties rather than cash. The carrying value of fixed maturity securities posted as collateral to our counterparties was $158.8 million at December 31, 2010.

Our derivatives counterparties have posted non-cash collateral in various segregated custody accounts to which we have a security interest in the event of counterparty default. This collateral, which is not reflected in the preceding table, had a market value of $17.3 million at December 31, 2010.

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

As previously noted, our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions, which increase our investment income with minimal risk. We had no securities lending transactions during 2010.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no repurchase agreements outstanding at December 31, 2010. The average balance during 2010 was $39.4 million, and the maximum amount outstanding at any month end was $150.4 million. Our use of repurchase agreements can fluctuate during any given period, depending on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody’s	S&P

Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa3 (Moderate)	BBB-(Good)

Financial Strength Ratings
Provident Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A-(Strong)
Provident Life & Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A3 (Good)	A-(Strong)
First Unum Life	A (Excellent)	A (Strong)	A3 (Good)	A-(Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On February 12, 2010, Fitch upgraded its ratings of Unum Group and its operating subsidiaries to BBB and A, respectively, and changed the outlook for the Company to “stable.” On March 8, 2010, AM Best affirmed its ratings of Unum Group and all of its operating subsidiaries, with the exception of Paul Revere Variable, and revised the outlook for the Company to “positive.” The rating of Paul Revere Variable was lowered to B++ due to the continued decline in this subsidiary’s closed block of business. On May 12, 2010, Moody’s upgraded the credit ratings of Unum Group’s senior debt to Baa3 from Ba1 and the financial strength ratings of each rated individual insurance subsidiary to A3 from Baa1. Moody’s maintained the outlook for the Company as “stable.” On January 26, 2011, AM Best upgraded its ratings of Unum Group and its operating subsidiaries to bbb and A, respectively, with the exception of Paul Revere Variable which retained its B++ rating, and revised the outlook for the Company and its subsidiaries to “stable.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during 2010 or prior to the date of this filing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. See “Investments” contained herein in Item 7 and Notes 2, 3, and 4 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

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

Although the majority of our liabilities related to insurance contracts are not interest rate sensitive and we therefore have minimal exposure to policy withdrawal risk, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals’ behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to mitigate interest rate risk. Due to the long duration of the our long-term care product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Sustained periods of low interest rates could result in lower than expected profitability or increases in reserves. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows us to choose what we believe to be the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to our activities in derivative financial instruments. We use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

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

We measure our financial instruments’ market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2010 and 2009 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2010 and 2009 are shown as follows:

	December 31, 2010
	Notional		Hypothetical
	Amount of	Fair	FV + 100	Change
(in millions of dollars)	Derivatives	Value	BP	in FV

Assets
Fixed Maturity Securities (1)		$40,035.6	$36,576.1	$(3,459.5)
Mortgage Loans		1,685.4	1,609.5	(75.9)
Policy Loans, Net of Reinsurance Ceded		253.9	239.9	(14.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(2,993.6)	$(631.6)	$2,362.0
Short-term Debt		(226.8)	(226.4)	0.4
Long-term Debt		(2,483.8)	(2,358.3)	125.5

Derivatives (1)
Swaps	$1,681.9	$(100.5)	$(190.6)	$(90.1)
Embedded Derivative in Modified Coinsurance Arrangement		(96.3)	(105.4)	(9.1)

	December 31, 2009
	Notional		Hypothetical
	Amount of	Fair	FV + 100	Change
(in millions of dollars)	Derivatives	Value	BP	in FV

Assets
Fixed Maturity Securities (1)		$37,914.4	$34,930.8	$(2,983.6)
Mortgage Loans		1,402.5	1,336.4	(66.1)
Policy Loans, Net of Reinsurance Ceded		232.0	219.9	(12.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(1,541.7)	$113.3	$1,655.0
Long-term Debt		(2,296.0)	(2,204.1)	91.9

Derivatives (1)
Swaps	$1,615.9	$(63.1)	$(87.9)	$(24.8)
Forwards	4.8	(0.4)	(0.2)	0.2
Embedded Derivative in Modified Coinsurance Arrangement		(117.4)	(121.5)	(4.1)

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2010 and 2009 levels, stockholders’ equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $106.0 million and $98.6 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2010 and 2009, segment operating income, which excludes net realized investment gains and losses and income tax, as reported in U.S. dollars would have decreased approximately $22.5 million and $27.1 million, respectively, for the years then ended.

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

Risk Management

As an insurer, we are in the business of risk management. Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have an Enterprise Risk Management (ERM) program. Our ERM program strives to:

•	Identify, measure, mitigate, and report on our risk positions and exposures, including notable risk events;
•	Assess material risks, including how they affect us, how individual risks interrelate, and how management addresses these risks;
•	Practice strong risk management, including diversification across and within business units and systematic limit monitoring;
•	Identify emerging risks and analyze how material future risks might affect us;
•	Fulfill regulatory, rating agency, and governance objectives; and
•	Maintain our risk appetite policy and report against its tolerance and limits.

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

Unum Group’s board of directors has an active role, as a whole and also at the committee level, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each, and receives an enterprise risk management report from our chief risk officer at least annually, and usually more frequently. The audit committee is responsible for oversight of our risk management process, financial risk, operational risk, and any other risk not specifically assigned to another committee. The chief risk officer provides a report on our risk and risk management to the audit committee at least quarterly. The finance committee is responsible for oversight of risks associated with investments and related financial matters. The human capital committee is responsible for overseeing the management of risks relating to our compensation plans and programs; in connection with this oversight it receives an analysis from the chief risk officer with respect to these risks. The regulatory compliance committee oversees management of risks related to regulatory, compliance, policy, and legal matters, both current and emerging and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

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

The corporate risk committee oversees the operational, investment, and capital management subcommittees and reviews risk on a corporate level. Market and credit risk are jointly managed by the investment committee and the asset liability committee. The capital management committee is responsible for monitoring and planning capital allocation, financing, and liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee

February 25, 2011

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2010	2009
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $36,546.6; $35,905.4)	$40,035.6	$37,914.4
Mortgage Loans	1,516.8	1,404.0
Policy Loans	2,996.1	2,878.0
Other Long-term Investments	529.3	233.5
Short-term Investments	1,163.1	865.5

Total Investments	46,240.9	43,295.4

Other Assets
Cash and Bank Deposits	53.6	71.6
Accounts and Premiums Receivable	1,665.8	1,732.4
Reinsurance Recoverable	4,827.9	4,996.9
Accrued Investment Income	669.8	642.5
Deferred Acquisition Costs	2,521.1	2,482.5
Goodwill	201.2	201.6
Property and Equipment	476.8	443.5
Other Assets	650.6	610.6

Total Assets	$57,307.7	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2010	2009
	(in millions of dollars)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,565.0	$1,736.9
Reserves for Future Policy and Contract Benefits	39,715.0	37,740.8
Unearned Premiums	436.7	452.0
Other Policyholders’ Funds	1,669.7	1,662.3
Income Tax Payable	135.7	114.5
Deferred Income Tax	417.2	273.2
Short-term Debt	225.1	0.0
Long-term Debt	2,631.3	2,549.6
Other Liabilities	1,567.6	1,447.6

Total Liabilities	48,363.3	45,976.9

Commitments and Contingent Liabilities - Note 13

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 364,842,919 and 363,638,314 shares	36.5	36.4
Additional Paid-in Capital	2,615.4	2,587.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	408.3	376.6
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	2.1	3.0
Net Gain on Cash Flow Hedges	361.0	370.8
Foreign Currency Translation Adjustment	(110.9)	(78.7)
Unrecognized Pension and Postretirement Benefit Costs	(318.6)	(330.7)
Retained Earnings	7,060.8	6,289.5
Treasury Stock - at cost: 48,269,467 and 31,829,067 shares	(1,110.2)	(754.2)

Total Stockholders’ Equity	8,944.4	8,500.1

Total Liabilities and Stockholders’ Equity	$57,307.7	$54,477.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,431.4	$7,475.5	$7,783.3
Net Investment Income	2,495.5	2,346.6	2,389.0
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment
Loss on Fixed Maturity Securities	(15.9)	(215.5)	(151.1)
Other-Than-Temporary Impairment Loss
Recognized in Other Comprehensive Income (Loss)	0.0	3.7	0.0

Net Impairment Loss Recognized in Earnings	(15.9)	(211.8)	(151.1)
Other Net Realized Investment Gain (Loss)	40.6	223.5	(314.8)

Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)
Other Income	241.6	257.2	275.9

Total Revenue	10,193.2	10,091.0	9,982.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,354.1	6,291.6	6,626.4
Commissions	855.4	837.1	853.3
Interest and Debt Expense	141.8	125.4	156.7
Deferral of Acquisition Costs	(607.7)	(593.6)	(590.9)
Amortization of Deferred Acquisition Costs	547.1	526.2	519.1
Compensation Expense	776.3	793.3	772.6
Other Expenses	794.9	818.7	821.1

Total Benefits and Expenses	8,861.9	8,798.7	9,158.3

Income Before Income Tax	1,331.3	1,292.3	824.0

Income Tax (Benefit)
Current	301.0	377.9	340.9
Deferred	144.2	61.8	(70.1)

Total Income Tax	445.2	439.7	270.8

Net Income	$886.1	$852.6	$553.2

Net Income Per Common Share
Basic	$2.72	$2.57	$1.62
Assuming Dilution	$2.71	$2.57	$1.62

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.4	$36.3	$36.3
Common Stock Activity	0.1	0.1	0.0

Balance at End of Year	36.5	36.4	36.3

Additional Paid-in Capital
Balance at Beginning of Year	2,587.4	2,546.9	2,516.9
Common Stock Activity	28.0	40.5	30.0

Balance at End of Year	2,615.4	2,587.4	2,546.9

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	341.0	(958.2)	463.5
Cumulative Effect of Accounting Principle Change - Note 1	0.0	(14.3)	0.0
All Other Changes During Year	0.9	1,313.5	(1,421.7)

Balance at End of Year	341.9	341.0	(958.2)

Retained Earnings
Balance at Beginning of Year	6,289.5	5,527.1	5,077.4
Net Income	886.1	852.6	553.2
Dividends to Stockholders (per common share: $0.35; $0.315; $0.30)	(114.8)	(104.5)	(103.5)
Cumulative Effect of Accounting Principle Change - Note 1	0.0	14.3	0.0

Balance at End of Year	7,060.8	6,289.5	5,527.1

Treasury Stock
Balance at Beginning of Year	(754.2)	(754.2)	(54.2)
Purchases of Treasury Stock	(356.0)	0.0	(700.0)

Balance at End of Year	(1,110.2)	(754.2)	(754.2)

Total Stockholders’ Equity at End of Year	$8,944.4	$8,500.1	$6,397.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$886.1	$852.6	$553.2
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Change in Receivables	1.7	113.9	77.2
Change in Deferred Acquisition Costs	(60.6)	(67.4)	(71.8)
Change in Insurance Reserves and Liabilities	537.8	441.2	717.5
Change in Income Taxes	164.3	59.2	(84.3)
Change in Other Accrued Liabilities	(95.5)	(18.4)	(93.5)
Non-cash Adjustments to Net Investment Income	(276.2)	(239.8)	(306.7)
Net Realized Investment (Gain) Loss	(24.7)	(11.7)	465.9
Depreciation	75.4	74.5	68.8
Other, Net	(11.5)	32.9	(0.2)

Net Cash Provided by Operating Activities	1,196.8	1,237.0	1,326.1

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	1,122.8	1,427.2	2,066.1
Proceeds from Maturities of Available-for-Sale Securities	2,192.8	1,132.5	1,288.0
Proceeds from Sales and Maturities of Other Investments	140.3	250.5	205.6
Purchase of Available-for-Sale Securities	(3,798.6)	(3,848.8)	(4,083.7)
Purchase of Other Investments	(332.8)	(267.7)	(291.2)
Net Sales (Purchases) of Short-term Investments	(288.1)	199.0	432.8
Acquisition of Business	0.0	0.0	48.8
Other, Net	(110.1)	(106.6)	(91.1)

Net Cash Used by Investing Activities	(1,073.7)	(1,213.9)	(424.7)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	0.0	(190.5)	(134.5)
Issuance of Long-term Debt	396.9	346.8	0.0
Long-term Debt Repayments	(78.3)	(59.8)	(105.9)
Issuance of Common Stock	10.0	8.0	4.4
Dividends Paid to Stockholders	(114.8)	(104.5)	(103.5)
Purchases of Treasury Stock	(356.0)	0.0	(700.0)
Other, Net	1.1	(1.5)	(10.0)

Net Cash Used by Financing Activities	(141.1)	(1.5)	(1,049.5)

Effect of Foreign Exchange Rate Changes on Cash	0.0	0.1	(1.1)

Net Increase (Decrease) in Cash and Bank Deposits	(18.0)	21.7	(149.2)

Cash and Bank Deposits at Beginning of Year	71.6	49.9	199.1

Cash and Bank Deposits at End of Year	$53.6	$71.6	$49.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Net Income	$886.1	$852.6	$553.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense (benefit) of $522.6; $1,375.9; $(1,274.2))	989.0	2,593.1	(2,394.5)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax expense (benefit) of $(0.5); $9.3; $0.0)	(0.9)	17.3	0.0
Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $522.1; $1,385.2; $(1,274.2))	988.1	2,610.4	(2,394.5)
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $3.5; $(79.0); $(59.5))	(6.4)	151.0	114.8
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(5.0); $(45.3); $139.0)	(9.8)	(87.7)	276.0
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $(501.0); $(816.6); $578.1)	(950.9)	(1,534.9)	1,091.0
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.6; $0.0; $0.0)	(32.2)	98.9	(301.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(12.7); $42.0; $(112.4))	12.1	75.8	(208.0)

Total Other Comprehensive Income (Loss)	0.9	1,313.5	(1,421.7)

Comprehensive Income (Loss)	$887.0	$2,166.1	$(868.5)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 14). Intercompany transactions have been eliminated. In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to December 31, 2010, for recognition or disclosure in our financial statements and notes to our financial statements.

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other reporting segments are the Individual Disability - Closed Block segment and the Corporate and Other segment. See Note 12 for further discussion of our operating segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate available information, both positive and negative, in reaching our conclusions. Although all available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether we more likely than not will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security. See also Note 2.

Mortgage Loans: Mortgage loans are generally held for investment and are carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Prepayment penalties are recognized as investment income when received.

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for further inspection, analysis, and reevaluation. For mortgage loans on which collection of investment income is uncertain, we discontinue the accrual of investment income and recognize investment income in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans and considering the underlying collateral, the value of which is periodically assessed. We do not purchase mortgage loans with existing credit impairments.

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Included in policy loans are $2,790.5 million and $2,675.7 million of policy loans ceded to reinsurers at December 31, 2010 and 2009, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of freestanding derivatives with a net positive fair value, tax credit partnerships, and private equity partnerships. Freestanding derivatives are more fully described in the derivatives accounting policy which follows.

Tax credit partnerships in which we have invested were formed for the purpose of investing in the construction and rehabilitation of low-income housing. Because the partnerships are structured such that there is no return of principal, the primary sources of investment return from our tax credit partnerships are tax credits and tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment. These partnerships are accounted for using either the equity or the effective yield method, depending primarily on whether the tax credits are guaranteed through a letter of credit, a tax indemnity agreement, or another similar arrangement. Tax credits received from these partnerships are reported in our consolidated statements of income as either a reduction of state premium tax, included in other expenses, or a reduction of income tax. For those partnerships accounted for under the equity method, the amortization of the principal amount invested in these partnerships is reported as a component of net investment income. For those partnerships accounted for under the effective yield method, amortization of the principal amount invested is reported as a component of income tax or other expenses.

Our investments in private equity partnerships are passive in nature. The underlying investments held by these partnerships include both equity and debt securities and are accounted for using the equity or cost method,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

depending on the level of ownership and the degree of influence over partnership operating and financial policies. For partnerships accounted for under the equity method, our portion of partnership earnings is reported as a component of net investment income in our consolidated statements of income. For those partnerships accounted for under the cost method, we record income received from partnership distributions as either a component of net investment income or of net realized investment gain or loss, in accordance with the source of the funds distributed from the partnership.

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

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either assets or liabilities in our consolidated balance sheets and are reported at fair value. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk(s) related to specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk(s) of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

•

Fair value hedge. Changes in the fair value of the derivative, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value. The gain or loss on the termination of a fair value hedge is recognized in current earnings as a component of net realized investment gain or loss. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

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

We prioritize the inputs to fair valuation techniques and use unobservable inputs to the extent that observable inputs are not available. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the priority of the inputs. The fair value hierarchy gives the highest priority to inputs which are unadjusted and represent quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See also Note 2.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $641.6 million and $619.7 million as of December 31, 2010 and 2009, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $37.6 million and $46.2 million at December 31, 2010 and 2009, respectively. The accumulated amortization for value of business acquired was $112.5 million and $108.2 million as of December 31, 2010 and 2009, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.4 million, $7.8 million, and $7.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Short-term and Long-term Debt: Short-term and long-term debt are carried at the unpaid principal balance, net of unamortized discount or premium. Short-term debt is debt due within the next twelve months, including that portion of debt otherwise classified as long-term. Original issue discount or premium as well as debt issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. The carrying amount of long-term debt that is part of a fair value hedge program includes an adjustment to reflect the effect of the change in fair value attributable to the risk being hedged. Net interest settlements for fair value hedges on our long-term debt are recognized as a component of interest expense.

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

Reinsurance: We routinely enter into reinsurance agreements with other insurance companies to spread risk and thereby limit losses from large exposures. For each of our reinsurance agreements, we determine if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in our consolidated statements of income net of reinsurance ceded. Ceded policy and contract benefits, ceded future policy and contract benefits, ceded unearned premiums, and ceded policy loans are reported on a gross basis in our consolidated balance sheets. Our reinsurance recoverable includes the balances due from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2010 and 2009 was $100.2 million and $123.1 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. In the event that reinsurers do not meet their obligations to us under the terms of the reinsurance agreements, certain amounts reported in our reinsurance recoverable could become uncollectible, in which case the reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Premium Tax Expense: Premium tax expense is included in other operating expenses in the consolidated statements of income. For the years ended December 31, 2010, 2009, and 2008, premium tax expense was $129.4 million, $130.2 million, and $133.2 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. We use the Black-Scholes options valuation model for estimating the fair value of stock options and the Monte-Carlo model for estimating the fair value of our performance restricted stock units. Nonvested stock awards are valued based on the market value of common stock at the grant date, and cash-settled awards are measured each reporting period based on the current stock price. Stock-based awards that do not require future service are expensed immediately, and stock-based awards that require future service are amortized over the relevant service period, with an offsetting increase to additional paid-in capital in stockholders’ equity.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards. We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of earnings per share assuming dilution.

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet dates. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $364.4 million and $359.8 million at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2010:

Accounting Standards Codification (ASC 310) “Receivables”

In July 2010, the Financial Accounting Standards Board (FASB) issued an update to require additional disclosures regarding the credit quality of financing receivables, including the entity’s credit risk exposure, its assessment of risk in estimating its allowance for credit losses, changes in the allowance for credit losses, and the reason for those changes. The disclosure requirements of this update have staggered effective dates. We adopted the disclosures around the entity’s credit risk exposure and its assessment of risk in estimating its allowance for credit losses effective December 31, 2010. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operation.

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

Accounting Updates Adopted in 2009:

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

Accounting Updates Outstanding:

ASC 310 “Receivables”

As previously noted, in July 2010, the FASB issued an update to require additional disclosures regarding the credit quality of financing receivables. Disclosures around changes in the allowance for credit losses and the reason for those changes are effective for interim and annual reporting periods beginning on or after June 15, 2011. The adoption of this update will expand our disclosures for financing receivables, primarily our investments in mortgage loans, but will have no effect on our financial position or results of operations.

ASC 944 “Financial Services - Insurance”

In October 2010, the FASB issued an update which is intended to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and permit retrospective application. The guidance in this update will result in a decrease in the opening balance of our retained earnings if we choose retrospective application on adoption and will result in a decrease in the level of costs we defer subsequent to adoption. Given that application guidance is still evolving, we have not yet finalized the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments

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

	December 31
	(in millions of dollars)
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed Maturity Securities	$40,035.6	$40,035.6	$37,914.4	$37,914.4
Mortgage Loans	1,516.8	1,685.4	1,404.0	1,402.5
Policy Loans	2,996.1	3,044.4	2,878.0	2,907.7
Other Long-term Investments
Derivatives	99.1	99.1	81.1	81.1
Equity Securities	10.4	10.4	1.5	1.5
Miscellaneous Long-term Investments	419.8	419.8	150.9	150.9

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$656.3	$656.3	$684.0	$684.0
Supplementary Contracts without Life Contingencies	508.5	508.5	445.6	445.6
Short-term Debt	225.1	226.8	0.0	0.0
Long-term Debt	2,631.3	2,483.8	2,549.6	2,296.0
Other Liabilities
Derivatives	199.6	199.6	144.6	144.6
Embedded Derivative in Modified Coinsurance Arrangement	96.3	96.3	117.4	117.4
Unfunded Commitments to Investment Partnerships	169.9	169.9	0.0	0.0

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,790.5 million and $2,675.7 million as of December 31, 2010 and 2009, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent legally binding amounts that we have committed to certain investment partnerships, subject to the partnerships meeting specified conditions. When these conditions are met, we are obligated to invest these amounts in the partnerships. Carrying amounts approximate fair value.

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

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

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

We use observable and unobservable inputs in measuring the fair value of our financial instruments. Inputs that may be used include the following:

•	Broker market maker prices and price levels
•	Trade Reporting and Compliance Engine (TRACE) pricing
•	Prices obtained from external pricing services
•	Benchmark yields (Treasury and interest rate swap curves)
•	Transactional data for new issuance and secondary trades
•	Security cash flows and structures
•	Recent issuance/supply
•	Sector and issuer level spreads
•	Security credit ratings/maturity/capital structure/optionality
•	Corporate actions
•	Underlying collateral
•	Prepayment speeds/loan performance/delinquencies/weighted average life/seasoning
•	Public covenants
•	Comparative bond analysis
•	Derivative spreads
•	Relevant reports issued by analysts and rating agencies
•	Audited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

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

At December 31, 2010, approximately 13.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

The remaining 86.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 69.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 5.3 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 11.5 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	December 31, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$102.8	$998.9	$0.0	$1,101.7
States, Municipalities, and Political Subdivisions	301.9	943.3	0.0	1,245.2
Foreign Governments	0.7	1,408.6	0.0	1,409.3
Public Utilities	840.1	8,670.5	173.6	9,684.2
Mortgage/Asset-Backed Securities	0.0	3,384.8	0.7	3,385.5
All Other Corporate Bonds	4,170.7	18,154.3	829.7	23,154.7
Redeemable Preferred Stocks	0.0	33.3	21.7	55.0

Total Fixed Maturity Securities	5,416.2	33,593.7	1,025.7	40,035.6
Other Long-term Investments
Derivatives
Interest Rate Swaps	0.0	98.4	0.0	98.4
Foreign Exchange Contracts	0.0	0.7	0.0	0.7

Total Derivatives	0.0	99.1	0.0	99.1
Equity Securities	0.0	8.9	1.5	10.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$0.0	$39.1	$0.0	$39.1
Foreign Exchange Contracts	0.0	160.5	0.0	160.5
Embedded Derivative in Modified
Coinsurance Arrangement	0.0	0.0	96.3	96.3

Total Derivatives	0.0	199.6	96.3	295.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31, 2010 (in millions of dollars)
	Transfers into Level 1 from Level 2	Transfers into Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$95.9	$0.0
States, Municipalities, and Political Subdivisions	36.2	33.7
Foreign Governments	0.7	0.0
Public Utilities	483.2	673.6
All Other Corporate Bonds	1,940.1	1,676.6
Redeemable Preferred Stocks	0.0	5.5

Total Fixed Maturity Securities	$2,556.1	$2,389.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales			End of Year
						Level 3 Transfers
						Into	Out of
Fixed Maturity Securities
Public Utilities	$264.3	$(1.0)	$11.0	$0.0	$(7.5)	$120.5	$(213.7)	$173.6
Mortgage/Asset-Backed Securities	4.7	0.0	0.3	0.0	(4.3)	0.0	0.0	0.7
All Other Corporate Bonds	580.0	(5.5)	53.7	105.3	(58.3)	444.6	(290.1)	829.7
Redeemable Preferred Stocks	20.4	0.0	1.3	0.0	0.0	0.0	0.0	21.7

Total Fixed Maturity Securities	869.4	(6.5)	66.3	105.3	(70.1)	565.1	(503.8)	1,025.7
Equity Securities	1.5	0.0	0.1	0.0	(0.1)	0.0	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	21.1	0.0	0.0	0.0	0.0	0.0	(96.3)

	Year Ended December 31, 2009 (in millions of dollars)
		Total Realized and
		Unrealized Investment
		Gains (Losses) Included in
	Beginning		Other					End
	of		Comprehensive			Level 3 Transfers		of
	Year	Earnings	Income or Loss	Purchases	Sales	Into	Out of	Year
Fixed Maturity Securities
Foreign Governments	$28.0	$0.0	$0.0	$0.0	$0.0	$0.0	$(28.0)	$0.0
Public Utilities	114.5	0.0	39.8	60.2	0.0	138.4	(88.6)	264.3
Mortgage/Asset-Backed Securities	4.6	0.0	0.3	0.0	(0.2)	0.0	0.0	4.7
All Other Corporate Bonds	590.3	(5.5)	85.3	0.0	(56.9)	214.0	(247.2)	580.0
Redeemable Preferred Stocks	8.1	0.0	12.3	0.0	0.0	0.0	0.0	20.4

Total Fixed Maturity Securities	745.5	(5.5)	137.7	60.2	(57.1)	352.4	(363.8)	869.4
Equity Securities	1.5	(0.5)	0.0	0.0	0.0	0.5	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(360.5)	243.1	0.0	0.0	0.0	0.0	0.0	(117.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the years ended December 31, 2010 and 2009 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $21.1 million and $243.1 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2010 and 2009, all fixed maturity securities were classified as available for sale. The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2010 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
United States Government and Government Agencies and Authorities	$981.7	$128.6	$8.6	$1,101.7	$0.0
States, Municipalities, and Political Subdivisions	1,271.0	21.5	47.3	1,245.2	0.0
Foreign Governments	1,248.6	160.7	0.0	1,409.3	0.0
Public Utilities	8,874.2	854.3	44.3	9,684.2	0.0
Mortgage/Asset-Backed Securities	3,047.8	338.3	0.6	3,385.5	0.0
All Other Corporate Bonds	21,067.5	2,221.3	134.1	23,154.7	3.9
Redeemable Preferred Stocks	55.8	1.7	2.5	55.0	0.0

Total Fixed Maturity Securities	$36,546.6	$3,726.4	$237.4	$40,035.6	$3.9

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

	December 31, 2009 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI
United States Government and Government Agencies and Authorities	$1,473.5	$64.0	$64.3	$1,473.2	$0.0
States, Municipalities, and Political Subdivisions	640.1	19.9	37.1	622.9	0.0
Foreign Governments	1,357.8	135.0	1.3	1,491.5	0.0
Public Utilities	8,359.7	531.1	109.1	8,781.7	0.0
Mortgage/Asset-Backed Securities	3,413.6	313.1	3.6	3,723.1	0.0
All Other Corporate Bonds	20,617.9	1,538.7	375.5	21,781.1	8.3
Redeemable Preferred Stocks	42.8	0.3	2.2	40.9	0.0

Total Fixed Maturity Securities	$35,905.4	$2,602.1	$593.1	$37,914.4	$8.3

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	December 31, 2010 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$23.9	$3.1	$10.9	$5.5
States, Municipalities, and Political Subdivisions	660.6	28.4	100.3	18.9
Public Utilities	1,073.8	41.0	41.0	3.3
Mortgage/Asset-Backed Securities	34.5	0.1	45.5	0.5
All Other Corporate Bonds	1,667.2	48.3	1,071.7	85.8
Redeemable Preferred Stocks	7.6	0.4	20.7	2.1

Total Fixed Maturity Securities	$3,467.6	$121.3	$1,290.1	$116.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

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

	December 31, 2010 (in millions of dollars)
	Total
	Amortized	Unrealized Gain Position		Unrealized Loss Position
	Cost	Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$685.7	$10.9	$532.6	$0.4	$163.6
Over 1 year through 5 years	4,740.6	394.1	4,886.3	5.5	242.9
Over 5 years through 10 years	9,501.6	931.6	9,415.0	37.1	981.1
Over 10 years	18,570.9	2,051.5	17,138.5	193.8	3,290.1

	33,498.8	3,388.1	31,972.4	236.8	4,677.7
Mortgage/Asset-Backed Securities	3,047.8	338.3	3,305.5	0.6	80.0

Total Fixed Maturity Securities	$36,546.6	$3,726.4	$35,277.9	$237.4	$4,757.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

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

At December 31, 2010, the fair value of investment-grade fixed maturity securities was $37,280.6 million, with a gross unrealized gain of $3,587.8 million and a gross unrealized loss of $184.9 million. The gross unrealized loss on investment-grade fixed maturity securities was 77.9 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2010, the fair value of below-investment-grade fixed maturity securities was $2,755.0 million, with a gross unrealized gain of $138.6 million and a gross unrealized loss of $52.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 22.1 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2010, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2010, we held 220 individual investment-grade fixed maturity securities and 42 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 60 investment-grade fixed maturity securities and 29 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

Note 3 - Investments - Continued

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

Note 3 - Investments - Continued

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

	Year Ended December 31, 2010	Period from April 1, 2009 to December 31, 2009
	(in millions of dollars)
Balance at Beginning of Period	$18.3	$0.0
Credit Losses Remaining in Retained Earnings Related to the Adoption of Accounting Standard	0.0	30.8
Impairment Recognized in the Period on Securities not Previously Impaired	0.0	38.4
Additional Impairment Recognized in the Period on Securities Previously Impaired	0.0	4.4
Sales or Maturities of Securities in the Period	(9.8)	(38.3)
Reduction for Credit Loss Impairments Previously Recognized due to Change in Intent to Sell	0.0	(17.0)

Balance at End of Year	$8.5	$18.3

At December 31, 2010, we had $29.9 million in commitments to fund certain private placement fixed maturity securities. These commitments are not legally binding and may or may not be funded.

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

As of December 31, 2010, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $370.0 million, comprised of $277.2 million of tax credit partnerships and $92.8 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset. Our liability for legally binding unfunded commitments to the tax credit partnerships was $169.9 million at December 31, 2010. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had commitments of $73.0 million to fund certain of the private equity partnerships at December 31, 2010. These commitments are not legally binding and may or may not be funded during the life of the partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. The fair values of the bond, nonredeemable preferred stock, and partnerships were $102.2 million, $0.1 million, and $9.3 million, respectively, as of December 31, 2010. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At December 31, 2010, we had commitments to fund approximately $1.9 million to the underlying partnerships. These commitments are not legally binding and may or may not be funded during the life of the partnerships. The amount of funding provided to the partnerships was de minimis in 2010, 2009, and 2008.

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

Mortgage Loans

Our mortgage loan portfolio is well diversified by both geographic region and property type to reduce risk of concentration. All of our mortgage loans are collateralized by commercial real estate. When issuing a new loan, our general policy is not to exceed a loan-to-value ratio, or the ratio of the loan balance to the estimated fair value of the underlying collateral, of 75 percent. We update the loan-to-value ratios at least every three years for each loan, and properties undergo a general inspection at least every two years. Our general policy for newly issued loans is to have a debt service coverage ratio greater than 1.25 times on a normalized 25 year amortization period. We update our debt service coverage ratios annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans by property type and geographic region are as follows:

	December 31
	(in millions of dollars)
	2010		2009
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$33.7	2.2%	$38.3	2.7%
Industrial	458.2	30.2	414.4	29.5
Mixed	95.8	6.3	99.5	7.1
Office	634.7	41.9	561.3	40.0
Retail	286.9	18.9	280.7	20.0
Other	7.5	0.5	9.8	0.7

Total	$1,516.8	100.0%	$1,404.0	100.0%

Region
New England	$146.8	9.7%	$152.4	10.9%
Mid-Atlantic	184.8	12.2	191.5	13.6
East North Central	171.7	11.3	151.4	10.8
West North Central	134.6	8.9	121.4	8.6
South Atlantic	372.0	24.5	336.6	24.0
East South Central	26.9	1.8	28.6	2.0
West South Central	171.8	11.3	116.2	8.3
Mountain	60.7	4.0	68.6	4.9
Pacific	247.5	16.3	237.3	16.9

Total	$1,516.8	100.0%	$1,404.0	100.0%

We evaluate each of our mortgage loans individually for impairment and assign an internal credit quality rating based on a comprehensive rating system used to evaluate the credit risk of the loan. The factors we use to derive our internal credit ratings may include the following:

•	Loan-to-value ratio
•	Debt service coverage ratio based on current operating income
•	Property location, including regional economics, trends and demographics
•	Age, condition, and construction quality of property
•	Current and historical occupancy of property
•	Lease terms relative to market
•	Tenant size and financial strength
•	Borrower’s financial strength
•	Borrower’s equity in transaction
•	Additional collateral, if any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

Although all available and applicable factors are considered in our analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining whether we will initially issue the loan and also in assigning values and determining impairment. We assign an overall rating to each loan using an internal rating scale of Aa (highest quality) to Ba (lowest quality). We review and adjust, as needed, our internal credit quality ratings on an annual basis. This review process is performed more frequently for mortgage loans deemed to have a higher risk of delinquency.

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

December 31, 2010
(in millions of dollars)
Internal Rating
Aa	$19.0
A	744.4
Baa	732.9
Ba	20.5

Total	$1,516.8

Loan-to-Value Ratio
<= 65%	$425.3
> 65% <= 75%	869.2
> 75% <= 85%	161.9
> 85% <= 100%	60.4

Total	$1,516.8

Based on an analysis of the above risk factors, as well as other current information, if we determine that it is probable we will be unable to collect all amounts due under the contractual terms of the mortgage loan, we establish an allowance for credit loss. If we expect to foreclose on the property, the amount of the allowance typically equals the excess carrying value of the mortgage loan over the fair value of the underlying collateral. If we expect to retain the mortgage loan until payoff, the allowance equals the excess carrying value of the mortgage loan over the expected future cash flows of the loan. The projection of future cash flows or a determination that the borrower can make the contractual payments is inherently subjective, and methodologies may vary depending on the circumstances specific to the loan. Additions and reductions to our allowance for credit losses on mortgage loans are reported as a component of net realized investment gains and losses. There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2010	2009
	(in millions of dollars)
Allowance for Credit Losses
Beginning Balance	$3.2	$0.0
Provision	2.4	5.5
Charge-offs, Net of Recoveries	(4.1)	(2.3)

Ending Balance	$1.5	$3.2

There was no valuation allowance for credit losses at December 31, 2008 and no activity in the allowance during 2008.

Impaired mortgage loans are as follows:

	December 31, 2010
	(in millions of dollars)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With No Related Allowance Recorded	$9.8	$9.8	$0.0	$9.8
With an Allowance Recorded	13.1	14.6	1.5	13.1

Total	$22.9	$24.4	$1.5	$22.9

During 2010, no interest income was recognized on mortgage loans subsequent to impairment.

As of December 31, 2010, none of our commercial mortgage loans were past due regarding principal and interest payments and none were on nonaccrual status.

At December 31, 2010, we had $42.9 million in commitments to fund certain mortgage loans. These commitments are not legally binding and may or may not be funded.

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

Note 3 - Investments - Continued

maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no securities lending transactions or repurchase agreements outstanding at December 31, 2010.

Net Investment Income

Sources for net investment income are as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Fixed Maturity Securities	$2,401.9	$2,268.5	$2,277.0
Derivative Financial Instruments	17.2	13.5	15.1
Mortgage Loans	91.1	81.0	72.0
Policy Loans	13.9	12.4	13.0
Other Long-term Investments	15.2	11.5	15.5
Short-term Investments	3.2	6.9	40.7

Gross Investment Income	2,542.5	2,393.8	2,433.3
Less Investment Expenses	28.2	29.2	25.8
Less Investment Income on PFA Assets	18.8	18.0	18.5

Net Investment Income	$2,495.5	$2,346.6	$2,389.0

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$61.1	$48.6	$64.9
Gross Losses on Sales	(41.3)	(83.5)	(80.8)
Other-Than-Temporary Impairment Loss	(15.9)	(211.8)	(151.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.9	11.5	13.5
Gross Losses on Sales	(4.4)	(0.4)	(3.8)
Impairment Loss	(3.8)	(8.1)	(15.0)
Embedded Derivative in Modified
Coinsurance Arrangement	21.1	243.1	(291.7)
Other Derivatives	0.0	12.3	(1.9)

Net Realized Investment Gain (Loss)	$24.7	$11.7	$(465.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Hedging transactions are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

Our cash flow hedging programs are as follows:

•

Interest rate swaps are used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. The purpose of these swaps is to hedge the anticipated purchase of fixed maturity securities thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also use interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

•

Foreign currency interest rate swaps have historically been used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification and to hedge the currency risk associated with certain of the interest payments and debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. For hedges of fixed maturity securities, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For hedges of debt issued, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated interest payments.

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

•

Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the foreign currency risk associated with certain of the debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries and to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for diversification purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Our fair value hedging programs are as follows:

•

Interest rate swaps are used to effectively convert certain of our fixed rate securities into floating rate securities which are used to fund our floating rate long-term debt. Under these swap agreements, we receive a variable rate of interest and pay a fixed rate of interest. Additionally, we use interest rate swaps to effectively convert certain fixed rate long-term debt into floating rate long-term debt. Under these swap agreements, we receive a fixed rate of interest and pay a variable rate of interest.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $14.8 million at December 31, 2010. We held cash collateral of $39.1 million and $24.9 million from our counterparties as of December 31, 2010 and 2009, respectively. This unrestricted cash collateral is included in short-term investments and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $158.8 million and $123.1 million at December 31, 2010 and 2009, respectively. No cash was posted as collateral to our counterparties as of December 31, 2010 or 2009.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position as of December 31, 2010 and 2009 was $199.6 million and $144.6 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Options	Total

	(in millions of dollars)
Balance at December 31, 2007	$0.0	$945.6	$1,645.0	$315.1	$80.0	$2,985.7
Additions	174.0	224.0	742.0	35.0	0.0	1,175.0
Terminations	0.0	237.8	1,227.0	83.8	80.0	1,628.6

Balance at December 31, 2008	174.0	931.8	1,160.0	266.3	0.0	2,532.1
Additions	0.0	70.9	0.0	5.9	0.0	76.8
Terminations	0.0	340.8	380.0	267.4	0.0	988.2

Balance at December 31, 2009	174.0	661.9	780.0	4.8	0.0	1,620.7
Additions	250.0	0.0	350.0	115.6	0.0	715.6
Terminations	250.0	44.0	240.0	120.4	0.0	654.4

Balance at December 31, 2010	$174.0	$617.9	$890.0	$0.0	$0.0	$1,681.9

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at December 31, 2010, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2011	2012	2013	Total
	(in millions of dollars)
Notional Value	$205.0	$185.0	$150.0	$540.0
Weighted Average Receive Rate	5.87%	6.49%	6.34%	6.21%
Weighted Average Pay Rate	0.30%	0.30%	0.30%	0.30%

Cash Flow Hedges

As of December 31, 2010 and 2009, we had $540.0 million and $780.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of December 31, 2010 and 2009, we had $617.9 million and $666.7 million, respectively, notional amount of open current and forward foreign currency swaps and foreign currency forwards to hedge fixed income foreign dollar-denominated securities.

During 2010, we entered into $250.0 million notional amount of forward starting interest rate swaps used to hedge the interest rate risk associated with the anticipated issuance of long-term debt. The swaps were terminated in 2010 at the time the debt was issued. We recognized a loss of $18.5 million on the termination of these hedges. This loss was recognized in other comprehensive income and will be amortized into earnings as a component of interest and debt expense, which will have the effect of increasing the periodic interest expense on our debt issued in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

During 2010, we entered into $115.6 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. The treasury locks were terminated in 2010 at the time the securities were called and/or sold. We recognized a loss of $1.0 million on the termination of these hedges. This loss was recognized as a component of net realized investment gain or loss or of net investment income.

During 2009, we terminated certain currency swaps and forward currency contracts used to hedge the foreign currency risk associated with the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries due in part to the improbability of the original forecasted transactions occurring during the time period originally anticipated and also to reduce our counterparty exposure for those transactions still anticipated to occur as originally forecasted. We recognized a gain of $56.3 million on the termination of these hedges, $42.0 million of which was recognized in other comprehensive income and $14.3 million as a component of net realized investment gain or loss. The debt associated with this hedge continues to be outstanding as of December 31, 2010.

We previously owned certain principal protected equity linked trust certificates that contained an embedded derivative with a notional amount of $50.0 million as of December 31, 2008. This embedded derivative represented forward contracts that were accounted for as cash flow hedges. The purpose of these forward contracts was to hedge the risk of changes in cash flows related to the anticipated purchase of certain equity securities. The equity linked trust certificates were subsequently sold in 2009.

For the year ended December 31, 2010, there was no material ineffectiveness related to our cash flow hedges. For the year ended December 31, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. During 2010 and 2009, no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2010, we expect to amortize approximately $30.0 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of December 31, 2010. Fluctuations in fair values of these derivatives between December 31, 2010 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2010, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2010 and 2009, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value. For the years ended December 31, 2010 and 2009, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a gain (loss) of $7.7 million and $(15.3) million, respectively, with an offsetting gain or loss on the related interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

During 2010, we entered into a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the year ended December 31, 2010, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a gain $14.4 million, with an offsetting loss on the related interest rate swaps.

For the years ended December 31, 2010 and 2009, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2010 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in millions of dollars)
Designated as Hedging Instruments

Interest Rate Swaps	Other L-T Investments	$98.4	Other Liabilities	$39.1
Foreign Exchange Contracts	Other L-T Investments	0.7	Other Liabilities	160.5

Total		$99.1		$199.6

Not Designated as Hedging Instruments

Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$96.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

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

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income (loss) for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)

	(in millions of dollars)
Interest Rate Swaps and Forwards	$28.1	$29.5	(1)	$0.0
Interest Rate Swaps	0.0	7.3	(2)	0.0
Interest Rate Swaps	0.0	(0.5)	(3)	0.0
Interest Rate Swaps	0.0	(0.4)	(4)	0.0
Foreign Exchange Contracts	0.0	(1.9)	(1)	0.0
Foreign Exchange Contracts	(32.2)	(25.6)	(2)	0.0
Foreign Exchange Contracts	0.0	2.3	(3)	0.0

Total	$(4.1)	$10.7		$0.0

(1) Gain (loss) recognized in net investment income

(2) Gain (loss) recognized in net realized investment gain (loss)

(3) Gain (loss) recognized in interest and debt expense

(4) Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)

	(in millions of dollars)
Interest Rate Swaps	$87.7	$24.9	(1)	$0.0
Interest Rate Swaps	0.0	8.1	(2)	0.0
Interest Rate Swaps	0.0	(0.1)	(4)	0.0
Foreign Exchange Contracts	(2.1)	(2.8)	(1)	0.0
Foreign Exchange Contracts	(83.1)	(73.4)	(2)	(2.0)	(2)
Foreign Exchange Contracts	42.0	1.7	(3)	14.3	(2)

Total	$44.5	$(41.6)		$12.3

(1) Gain (loss) recognized in net investment income

(2) Gain (loss) recognized in net realized investment gain (loss)

(3) Gain recognized in interest and debt expense

(4) Loss recognized in other income

The following table summarizes the location of and gain on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Year Ended December 31
	2010	2009
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain (Loss)	$21.1	$243.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2010	2009	2008
	(in millions of dollars)

Balance at January 1	$24,585.7	$24,419.0	$24,790.0
Less Reinsurance Recoverable	2,179.3	2,226.3	2,249.8

Net Balance at January 1	22,406.4	22,192.7	22,540.2

Acquisition or Recapture of Business - Note 11	0.0	0.0	44.2

Incurred Related to
Current Year	4,517.9	4,433.3	4,569.4
Prior Years
Interest	1,268.9	1,285.4	1,281.2
All Other Incurred	(61.3)	(34.7)	144.7
Foreign Currency	(73.9)	206.7	(697.0)

Total Incurred	5,651.6	5,890.7	5,298.3

Paid Related to
Current Year	(1,514.8)	(1,451.6)	(1,412.8)
Prior Years	(4,232.0)	(4,225.4)	(4,277.2)

Total Paid	(5,746.8)	(5,677.0)	(5,690.0)

Net Balance at December 31	22,311.2	22,406.4	22,192.7
Plus Reinsurance Recoverable	2,028.2	2,179.3	2,226.3

Balance at December 31	$24,339.4	$24,585.7	$24,419.0

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year’s cash payments at our average reserve discount rate used during 2010, 2009, and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

“Incurred Related to Prior Years - All Other Incurred” declined in 2010 relative to the prior two years. The decrease relates primarily to an increased rate of claim recoveries for our group long-term disability and individual disability - recently issued lines of business in Unum US. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2008 to 2010, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claims management performance during 2010 for Unum US group long-term disability exceeded our long-term assumptions in regard to claim resolution rates. For the Unum US individual disability - recently issued line of business and the Individual Disability - Closed Block segment, the claims management performance in 2010 remained stable relative to 2009. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2010	2009	2008
	(in millions of dollars)
Policy and Contract Benefits	$1,565.0	$1,736.9	$1,769.5
Reserves for Future Policy and Contract Benefits	39,715.0	37,740.8	34,581.5

Total	41,280.0	39,477.7	36,351.0
Less:
Life Reserves for Future Policy and Contract Benefits	7,380.7	7,247.5	7,128.4
Accident and Health Active Life Reserves	6,451.6	5,999.8	5,606.7
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	3,108.3	1,644.7	(803.1)

Liability for Unpaid Claims and Claim Adjustment Expenses	$24,339.4	$24,585.7	$24,419.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Net Income	$445.2	$439.7	$270.8
Stockholders’ Equity - Additional Paid-in Capital Stock-Based Compensation	(2.7)	1.5	(0.6)
Stockholders’ Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired	519.1	1,454.9	(1,214.7)
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired	(0.5)	1.6	0.0
Change in Net Gain on Cash Flow Hedges	(5.0)	(45.3)	139.0
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(501.0)	(816.6)	578.1
Change in Foreign Currency Translation Adjustment	0.6	0.0	0.0
Change in Unrecognized Pension and Postretirement Benefit Costs	(12.7)	42.0	(112.4)
Stockholders’ Equity - Retained Earnings
Adoption of ASC 320 Update - Note 1	0.0	7.7	0.0

Total	$443.0	$1,085.5	$(339.8)

A reconciliation of the income tax expense (benefit) attributable to income from operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows:

	Year Ended December 31
	2010	2009	2008
Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Items	(1.3)	(0.8)	(2.0)
Other Items, Net	(0.3)	(0.2)	(0.1)

Effective Tax	33.4%	34.0%	32.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

Our deferred income tax asset and liability consists of the following:

	December 31
	2010	2009
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$328.4	$309.5
Unrealized Gains and Losses	392.7	382.5
Other	200.6	145.0

Gross Deferred Tax Liability	921.7	837.0

Deferred Tax Asset
Invested Assets	317.8	329.8
Employee Benefits	174.2	210.9
Other	16.6	27.3

Gross Deferred Tax Asset	508.6	568.0
Less Valuation Allowance	4.1	4.2

Net Deferred Tax Asset	504.5	563.8

Total Net Deferred Tax Liability	$417.2	$273.2

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Income Before Tax
United States - Federal	$1,124.7	$1,065.2	$531.3
Foreign	206.6	227.1	292.7

Total	$1,331.3	$1,292.3	$824.0

Current Tax Expense
United States - Federal	$246.9	$283.7	$297.2
Foreign	54.1	94.2	43.7

Total	301.0	377.9	340.9
Deferred Tax Expense (Benefit)
United States - Federal	148.5	91.4	(106.2)
Foreign	(4.3)	(29.6)	36.1

Total	144.2	61.8	(70.1)

Total	$445.2	$439.7	$270.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

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

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2010	2009	2008
	(in millions of dollars)
Balance at Beginning of Year	$146.8	$149.8	$161.0
Tax Positions Related to Prior Years
Additions	3.6	8.5	0.3
Subtractions	(11.5)	(11.5)	(11.5)

Balance at End of Year	138.9	146.8	149.8
Less Tax Attributable to Temporary Items Included Above	(123.7)	(131.6)	(134.6)

Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$15.2	$15.2	$15.2

Included in the balances at December 31, 2010, 2009, and 2008 are $123.7 million, $131.6 million, and $134.6 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of accrued interest and penalties in our consolidated balance sheets as of December 31, 2010, 2009, and 2008 are $25.4 million, $19.9 million, and $13.4 million, respectively. We recognized interest related to unrecognized tax expense in our consolidated statements of income of $5.5 million, $6.5 million, and $5.9 million during 2010, 2009, and 2008, respectively. There were no changes to our uncertain tax positions as a result of settlements or lapses in statutes of limitations during 2010, 2009, and 2008.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. During 2010, the IRS completed its examination of tax years 2005 and 2006 and issued its revenue agent’s report (RAR) in December 2010. In January 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments. During 2008, the IRS completed its examination of tax years 2002 through 2004 and issued its RAR. We filed a protest to the RAR in 2008 with respect to all significant adverse proposed adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

During 2009, we had a conference with the IRS with respect to our appeal of IRS audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period. As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 to $40.0 million. We believe sufficient provision has been made for all uncertain tax positions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

Tax years subsequent to 2006 remain subject to examination by tax authorities in the U.S. Tax years subsequent to 2008 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all proposed and potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of income tax matters could produce quarterly volatility in our results of operations in future periods.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for the year ended December 31, 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Included in 2009 operating results is a refund of interest of $0.3 million before tax and $0.2 million after tax attributable to tax year 1998. Included in 2008 operating results is a refund of interest of $7.6 million before tax and $4.9 million after tax primarily attributable to tax years 1986 through 1996.

As of December 31, 2010, we had no net operating loss carryforward in the U.S. We held a valuation allowance of $4.1 million related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions because, in our judgment, we will most likely not realize a tax benefit for these amounts. The $0.1 million decrease in the valuation allowance during 2010 is due to the fluctuation in the British pound sterling to dollar exchange rate.

Total income taxes paid net of refunds during 2010, 2009, and 2008 were $273.0 million, $381.6 million, and $369.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2010	2009
	(in millions of dollars)
Long-term Debt
Senior Secured Notes, variable due 2037, callable at or above par	$634.4	$692.7
Senior Secured Notes, variable due 2036, callable at or above par	82.5	92.5
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625%, due 2020, callable at or above par	399.5	0.0
Notes @ 7.125% due 2016, callable at or above par	335.6	350.0
Notes @ 6.85%, due 2015, callable at or above par	296.7	296.7
Notes @ 7.625% due 2011, callable at or above par	0.0	225.1
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	60.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Total	2,631.3	2,549.6

Short-term Debt
Notes @ 7.625% due 2011	225.1	0.0

Total	$2,856.4	$2,549.6

Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $225.1 million in 2011, $296.9 million in 2015, and $2,349.5 million in 2016 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings’ rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2010 the amount in the Northwind DSCA was $9.0 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture. During 2010, 2009, and 2008, Northwind Holdings made principal payments of $58.3 million, $48.0 million and $59.3 million, respectively, on the Northwind notes.

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

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that Tailwind Re is required to maintain in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings’ rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2010 the amount in the Tailwind DSCA was $12.0 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2010, 2009, and 2008, Tailwind Holdings made principal payments of $10.0 million each year on the Tailwind notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 7 - Debt - Continued

Unsecured Notes

In September 2010, we issued $400.0 million of unsecured senior notes in a public offering. In 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

In 2008, $36.6 million of the 6.85% senior debentures due 2015 were redeemed. These debentures were issued by UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, and are fully and unconditionally guaranteed by Unum Group.

Fair Value Hedge

During 2010, we entered into an interest rate swap to effectively convert our $350.0 million aggregate principal amount of 7.125% unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. The fair value adjustment of the swap resulted in a reduction of the carrying amount of the hedged debt of $14.4 million at December 31, 2010.

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

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2010, 2009, and 2008 was $140.7 million, $122.0 million, and $157.3 million, respectively.

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

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits

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

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,123.6	$1,009.3	$173.5	$127.0	$190.6	$192.6
Service Cost	36.5	29.6	4.9	4.9	2.6	2.9
Interest Cost	71.1	64.0	9.5	8.7	10.8	11.3
Plan Participant Contributions	0.0	0.0	0.0	0.0	3.2	3.2
Actuarial (Gain) Loss	148.6	44.7	(25.3)	24.1	(7.2)	(0.6)
Benefits and Expenses Paid	(27.1)	(24.0)	(3.6)	(5.8)	(14.9)	(14.4)
Plan Amendments	0.0	0.0	0.0	0.0	0.0	(4.4)
Prior Service Cost	0.0	0.0	0.0	0.2	0.0	0.0
Change in Foreign Exchange Rates	0.0	0.0	(6.1)	14.4	0.0	0.0

Benefit Obligation at End of Year	$1,352.7	$1,123.6	$152.9	$173.5	$185.1	$190.6

Accumulated Benefit Obligation at December 31	$1,243.6	$1,031.6	$141.7	$163.4	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$888.5	$658.1	$160.8	$120.1	$11.9	$12.0
Actual Return on Plan Assets	146.3	180.2	19.1	27.5	0.4	0.7
Employer Contributions	171.9	74.2	5.0	5.5	11.3	10.4
Plan Participant Contributions	0.0	0.0	0.0	0.0	3.2	3.2
Benefits and Expenses Paid	(27.1)	(24.0)	(3.6)	(5.8)	(14.9)	(14.4)
Change in Foreign Exchange Rates	0.0	0.0	(5.3)	13.5	0.0	0.0

Fair Value of Plan Assets at End of Year	$1,179.6	$888.5	$176.0	$160.8	$11.9	$11.9

Funded Status	$173.1	$235.1	$(23.1)	$12.7	$173.2	$178.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2010 and 2009 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)

Current Liability	$4.2	$4.0	$0.0	$0.0	$14.1	$14.0
Noncurrent Liability	168.9	231.1	0.0	12.7	159.1	164.7
Noncurrent Asset	0.0	0.0	(23.1)	0.0	0.0	0.0

Underfunded (Overfunded) Status	$173.1	$235.1	$(23.1)	$12.7	$173.2	$178.7

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(497.5)	$(454.5)	$(16.3)	$(54.8)	$1.4	$(5.6)
Prior Service Credit (Cost)	0.3	0.8	(0.2)	(0.2)	7.5	10.1

	(497.2)	(453.7)	(16.5)	(55.0)	8.9	4.5
Deferred Income Tax Asset (Liability)	174.0	159.6	5.8	15.5	6.4	(1.6)

Total Included in Accumulated Other Comprehensive Income (Loss)	$(323.2)	$(294.1)	$(10.7)	$(39.5)	$15.3	$2.9

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2010 and 2009.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009
	(in millions of dollars)

Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(294.1)	$(374.0)	$(39.5)	$(34.0)	$2.9	$1.5
Net Actuarial Loss
Amortization	29.8	41.1	2.4	2.4	0.0	0.0
All Other Changes	(72.8)	82.8	36.1	(10.2)	7.0	0.6
Prior Service Credit
Amortization	(0.5)	(0.5)	0.0	0.0	(2.6)	(2.8)
All Other Changes	0.0	0.0	0.0	0.0	0.0	4.4
Change in Deferred Income Tax Asset (Liability)	14.4	(43.5)	(9.7)	2.3	8.0	(0.8)

Accumulated Other Comprehensive Income (Loss) at End of Year	$(323.2)	$(294.1)	$(10.7)	$(39.5)	$15.3	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Plan Assets

The objective of our pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Assets for our U.S. pension plans include a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agencies, and corporate fixed income securities, private equity funds of funds, hedge funds of funds, and cash equivalents. The large cap and mid cap equity securities are comprised of equity index funds that are designed to track the Standard & Poor’s (S&P) 500 and S&P 400 Mid Cap indices, respectively. Small cap equity securities consist of individual equity securities as well as index funds that track the Russell 2000 index. International equity investments and emerging market equity investments consist of equity index funds that track the Morgan Stanley Capital International (MSCI) Europe Australasia Far East Index and the MSCI Emerging Markets Index, respectively. U.S. government and agency securities are comprised of treasury bonds and U.S. agency asset-backed securities. Corporate fixed income securities consist of investment-grade and below-investment-grade corporate bonds as well as certain asset-backed securities. Alternative investments, which include private equity funds of funds and hedge funds of funds, utilize proprietary strategies that tend to have a low correlation to the U.S. stock market. The target allocations for invested assets are 60 percent equity securities, 30 percent fixed income securities, and 10 percent alternative investments. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by the Company or its affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Invested Assets
Equity Securities:
U.S. Large Cap	$0.0	$243.5	$0.0	$243.5
U.S. Mid Cap	0.0	98.1	0.0	98.1
U.S. Small Cap	146.9	50.7	0.0	197.6
International	0.0	191.2	0.0	191.2
Emerging Markets	0.0	64.0	0.0	64.0
Fixed Income Securities:
U.S. Government and Agencies	119.9	9.7	0.0	129.6
Corporate	69.5	113.7	0.0	183.2
Alternative Investments:
Private Equity Funds of Funds	0.0	0.0	15.0	15.0
Hedge Funds of Funds	0.0	0.0	46.0	46.0
Cash Equivalents	8.8	0.0	0.0	8.8

Total	$345.1	$770.9	$61.0	$1,177.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Invested Assets
Equity Securities:
U.S. Large Cap	$0.0	$198.4	$0.0	$198.4
U.S. Mid Cap	0.0	82.1	0.0	82.1
U.S. Small Cap	76.0	65.7	0.0	141.7
International	0.0	125.9	0.0	125.9
Emerging Markets	0.0	41.0	0.0	41.0
Fixed Income Securities:
U.S. Government and Agencies	68.1	13.0	0.0	81.1
Corporate	56.1	106.6	0.0	162.7
Alternative Investments:
Private Equity Funds of Funds	0.0	0.0	8.2	8.2
Hedge Funds of Funds	0.0	0.0	37.8	37.8
Cash Equivalents	6.9	0.0	0.0	6.9

Total	$207.1	$632.7	$46.0	$885.8

Level 1 equity and fixed income securities consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 equity securities consist of funds that are valued based on the net asset value (NAV) of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions. Level 2 fixed income securities are valued using observable inputs through market corroborated pricing.

Alternative investments are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2010 or 2009. The hedge funds of funds have no redemption restrictions. The private equity funds of funds cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Changes in our U.S. pension plans’ assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010 (in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Net Purchases	Level 3 Transfers		End of Year
				Into	Out of
Private Equity Funds of Funds	$8.2	$0.6	$6.2	$0.0	$0.0	$15.0
Hedge Funds of Funds	37.8	2.8	5.4	0.0	0.0	46.0

Total	$46.0	$3.4	$11.6	$0.0	$0.0	$61.0

	Year Ended December 31, 2009 (in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Net Purchases	Level 3 Transfers		End of Year
				Into	Out of
Private Equity Funds of Funds	$4.7	$1.9	$1.6	$0.0	$0.0	$8.2
Hedge Funds of Funds	26.2	3.7	0.0	7.9	0.0	37.8

Total	$30.9	$5.6	$1.6	$7.9	$0.0	$46.0

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows:

	December 31, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan Assets
Diversified Growth Assets	$0.0	$106.6	$0.0	$106.6
U.K. Fixed-interest Corporate Bonds	0.0	61.1	0.0	61.1
U.K. Index-linked Government Bonds	0.0	8.1	0.0	8.1
Cash Equivalents	0.2	0.0	0.0	0.2

Total Plan Assets	$0.2	$175.8	$0.0	$176.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan Assets
Diversified Growth Assets	$0.0	$95.9	$0.0	$95.9
U.K. Fixed-interest Corporate Bonds	0.0	56.8	0.0	56.8
U.K. Index-linked Government Bonds	0.0	7.8	0.0	7.8
Cash Equivalents	0.3	0.0	0.0	0.3

Total Plan Assets	$0.3	$160.5	$0.0	$160.8

Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2010 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Life Insurance Contracts	$0.0	$0.0	$11.9	$11.9

	December 31, 2009 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Life Insurance Contracts	$0.0	$0.0	$11.9	$11.9

The fair value is represented by the actuarial present value of future cash flows of the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010 (in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

Life Insurance Contracts	$11.9	$0.4	$14.5	$(14.9)	$11.9

	Year Ended December 31, 2009 (in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

Life Insurance Contracts	$12.0	$0.7	$13.6	$(14.4)	$11.9

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2010	2009	2010	2009	2010	2009

Benefit Obligations
Discount Rate	5.80%	6.40%	5.60%	5.70%	5.60%	5.90%
Rate of Compensation Increase	4.00%	4.00%	4.50%	4.50%	0.00%	0.00%

Net Periodic Benefit Cost
Discount Rate	6.40%	6.40%	5.70%	6.40%	5.90%	6.10%
Expected Return on Plan Assets	7.50%	7.50%	6.90%	7.20%	5.75%	5.75%
Rate of Compensation Increase	4.00%	4.00%	4.50%	5.10%	0.00%	0.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

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

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2010 and 2009 was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.21 percent in 2010 and 2009.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2010 and 2009, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 9.00 percent for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of 2019 and remain at that level thereafter.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			OPEB
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions of dollars)
Service Cost	$36.5	$29.6	$28.7	$4.9	$4.9	$7.8	$2.6	$2.9	$3.3
Interest Cost	71.1	64.0	58.2	9.5	8.7	10.3	10.8	11.3	11.5
Expected Return on Plan Assets	(70.5)	(52.8)	(59.7)	(10.7)	(9.4)	(12.0)	(0.6)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	29.8	41.1	13.9	2.4	2.4	2.3	0.0	0.0	0.0
Prior Service Credit	(0.5)	(0.5)	(2.2)	0.0	0.0	0.0	(2.6)	(2.8)	(3.4)
Transition Asset	0.0	0.0	0.0	0.0	0.0	(0.2)	0.0	0.0	0.0

Total	$66.4	$81.4	$38.9	$6.1	$6.6	$8.2	$10.2	$10.7	$10.7

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2010 would have increased (decreased) the service cost and interest cost by $0.3 million and $(0.2) million, respectively, and the postretirement benefit obligation by $3.4 million and $(2.7) million, respectively.

Our OPEB plan currently receives a subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). This act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. When the Medicare Act became effective in 2006, we initially elected to receive the subsidy from the federal government with plans to defer our coordination with the new prescription drug benefit until a later date. This anticipated change was reflected in the net periodic benefit cost. In 2009, we amended the plan design to stop the deferral of coordination of benefits and elected to continue receiving the existing subsidy from the federal government. This election resulted in a $4.4 million prior service credit that began amortization in 2010. We received subsidy payments of $1.4 million and $1.2 million in 2010 and 2009, respectively. Our expected benefit payments in future years have been reduced by the amount of subsidy payments we expect to receive.

The unrecognized net actuarial loss, prior service credit, and transition asset included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2011 is $31.4 million before tax and $20.4 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for our OPEB plan during 2011 is $2.6 million before tax and $1.7 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
Year	U.S. Plans	Non U.S. Plans	OPEB
	(in millions of dollars)
			Gross	Subsidy Payments	Net
2011	$27.9	$4.0	$15.5	$1.4	$14.1
2012	31.0	4.3	15.9	1.6	14.3
2013	34.9	4.8	16.3	1.7	14.6
2014	39.6	5.1	16.6	1.9	14.7
2015	44.5	5.6	16.7	2.0	14.7
2016 - 2020	323.3	34.4	80.7	12.0	68.7

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for 2010 and 2009; however, we elected to make voluntary contributions of $167.0 million and $70.0 million, respectively. We do not anticipate making any additional contributions to our U.S. plans during 2011. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements required under ERISA.

We contribute to our U.K. plan in accordance with a schedule of contributions which requires us to contribute to the plan at the rate of at least 15.0 percent of employee salaries sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $5.0 million and $5.5 million in 2010 and 2009, respectively, or approximately £3.2 million and £3.5 million. We expect to make contributions of £3.2 million during 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Stockholders’ Equity and Earnings Per Common Share

Common Stock

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. During 2010, we repurchased 16.4 million shares, at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program. The dollar value of shares remaining under this program, which had an expiration date of May 2011, was $144.3 million at December 31, 2010.

On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock, in addition to the amount remaining to be repurchased under the previous authorization discussed above. The $1.0 billion share repurchase program has an expiration date of August 2012.

On February 4, 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjects the transaction to a future price adjustment. Under the terms of the repurchase agreement, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us will be settled in shares of Unum Group common stock. Any price adjustment we are required to pay will be settled in either cash or common stock at our option. We expect the price adjustment to settle on or before the completion of the accelerated repurchase agreement in April 2011. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

During 2007, our board of directors authorized the repurchase of up to $700.0 million of Unum Group’s common stock. During 2008, we repurchased $700.0 million or 29.9 million shares of common stock under this share repurchase program.

The shares repurchased prior to and through December 31, 2010 will be held in treasury until such time as they may be reissued or retired and are reflected as treasury stock in our consolidated balance sheets. The shares repurchased using the accelerated repurchase agreement were retired as of February 4, 2011.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 9 - Stockholders’ Equity and Earnings Per Common Share - Continued

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars, except share data)

Numerator
Net Income	$886.1	$852.6	$553.2

Denominator (000s)
Weighted Average Common Shares - Basic	325,839.0	331,266.2	341,022.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,382.1	870.0	537.5

Weighted Average Common Shares - Assuming Dilution	327,221.1	332,136.2	341,560.3

Net Income Per Common Share
Basic	$2.72	$2.57	$1.62
Assuming Dilution	$2.71	$2.57	$1.62

We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options, the grant price of the nonvested stock awards, and/or the threshold stock price of performance restricted stock units. For further discussion of stock-based awards see Note 10.

The outstanding stock options have exercise prices ranging from $11.37 to $32.08, the nonvested stock awards have grant prices ranging from $10.59 to $25.53, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 3.5 million, 7.1 million, and 8.3 million shares of common stock for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation

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

The exercise price for stock options issued cannot be less than the fair market value of the underlying common stock as of the grant date. Stock options have a maximum term of ten years after the date of grant and generally vest after three years. At December 31, 2010, approximately 20.48 million shares were available for future grants.

Under the broad-based stock plan of 2001, up to 2.00 million shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The plan was terminated in December 2007 for purposes of any further grants, other than reload grants, for which 20,000 shares were available at December 31, 2010. The stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Under the stock plan of 1999, comprised of the Provident Companies, Inc. stock plan of 1999 and the UnumProvident Corporation stock plan of 1999, an aggregate of up to 17.50 million shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. The plan was terminated in May 2007 for purposes of any further grants, other than reload grants, for which 250,000 shares were available at December 31, 2010. Stock options have a maximum term of ten years after the date of grant and generally vest after three years.

Substantially all of our employees are eligible to participate in an employee stock purchase plan (ESPP). Under the plan, up to 3.46 million shares of common stock are authorized for issuance, of which approximately 1.08 million remain available for issuance at December 31, 2010. Stock may be purchased at the end of each financial quarter at a purchase price of 85 percent of the market price. We sold 150,879 shares, 232,962 shares, and 148,490 shares to employees with a weighted average grant date fair value of $3.47, $4.13, and $5.72, during the years 2010, 2009, and 2008, respectively.

We issue new shares of common stock for nonvested stock grants, exercise of stock options, and purchase of ESPP shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Nonvested Stock Awards

Activity for nonvested stock awards classified as equity is as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2009	2,420	$ 15.62
Granted	856	20.91
Vested	(1,108)	17.19
Forfeited	(69)	16.02

Nonvested at December 31, 2010	2,099	16.85

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

The weighted average grant date fair values per share for nonvested stock awards granted during 2010, 2009, and 2008 were $20.91, $12.32, and $23.66, respectively. The total fair value of shares vested during 2010, 2009, and 2008 was $19.0 million, $17.5 million, and $11.3 million, respectively. At December 31, 2010, we had $12.6 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 0.8 years.

Cash-Settled Awards

Cash-settled awards vest over a three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period. Forfeitable dividend equivalents on nonvested cash-settled awards are accrued in the form of additional units.

During 2010, we granted 100,445 units which will be settled in cash ratably over a three year period on the anniversary of the award. The amount payable per unit awarded will be equal to the price per share of Unum Group’s common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are compensation cost of the period in which the changes occur. The cash-settled awards granted during 2010 had a weighted average grant date fair value per unit of $20.79. At December 31, 2010, we had 101,695 units outstanding, including dividend equivalent units. There is no unrecognized compensation cost related to the 2010 cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Performance Restricted Stock Units (PRSUs)

PRSU activity is summarized as follows:

	Shares (000s)	Weighted Average Grant Date Fair Value

PRSUs at December 31, 2009	1,172	$ 16.06
Dividends	19	21.44
Forfeited	(48)	16.10

PRSUs at December 31, 2010	1,143	16.15

In September 2007, we issued approximately 1.25 million PRSUs with a grant date fair value of $15.99. Vesting for this grant is contingent upon meeting various company threshold performance and stock price conditions. Forfeitable dividend equivalents on PRSUs are accrued in the form of additional restricted stock units. The weighted average grant date fair values per share for PRSU grants and dividends during 2010, 2009, and 2008 were $21.44, $15.95, and $19.08, respectively. All PRSUs outstanding at December 31, 2010 were nonvested.

At December 31, 2010, we had $0.5 million of unrecognized compensation cost related to PRSUs that will be recognized over a weighted average period of 0.5 years. The PRSU expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance may result in zero to 100 percent of the units ultimately being earned. We use the accelerated method of amortization for recognizing compensation expense, which treats each of the three vesting tranches as a separate award over the expected life of the unit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

	Shares (000s)	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (000s)

Outstanding at December 31, 2009	5,673	$ 24.21
Granted	269	20.78
Exercised	(489)	14.14
Expired	(2,096)	28.75

Outstanding at December 31, 2010	3,357	22.58	2.5 years	$10,914

Exercisable at December 31, 2010	2,645	$ 23.92	1.4 years	$6,195

All outstanding stock options at December 31, 2010 are expected to vest. Stock options vest over a three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. The total intrinsic value of options exercised during 2010, 2009, and 2008 was $3.2 million, $2.6 million, and $1.0 million, respectively. The total fair value of options that vested during 2010, 2009, and 2008 was $2.5 million, $2.0 million, and $0.5 million, respectively. At December 31, 2010, we had $0.5 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.7 years.

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $9.04, $4.45, and $8.84, respectively. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2010, 2009, and 2008 grants:

•	Expected volatility of 55 percent, 50 percent, and 43 percent, respectively, based on our historical daily stock prices.
•	Expected life of 5.0 years, based on historical average years to exercise.
•	Expected dividend yield of 1.59 percent, 1.68 percent, and 1.30 percent, respectively, based on the dividend rate at the date of grant.
•	Risk free interest rate of 2.33 percent, 1.89 percent, and 2.93 percent, respectively, based on the yield of treasury bonds at the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)

Nonvested Stock Awards and Cash-Settled Awards	$20.7	$22.4	$18.3
Performance Restricted Stock Units	1.5	6.8	6.7
Stock Options	2.5	3.7	2.9
Employee Stock Purchase Plan	0.5	1.0	0.9

Total Compensation Expense, Before Income Tax	$25.2	$33.9	$28.8

Total Compensation Expense, Net of Income Tax	$17.2	$22.0	$18.7

Cash received under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $10.0 million, $8.0 million, and $4.4 million, respectively.

Note 11 - Reinsurance

Our reinsurance recoverable at December 31, 2010 relates to 93 companies. Fourteen major companies account for approximately 91 percent of our reinsurance recoverable at December 31, 2010, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Of the remaining reinsurance recoverable, approximately eight percent relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Approximately one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Direct Premium Income	$7,434.3	$7,494.7	$7,817.1
Reinsurance Assumed	241.3	239.5	264.4
Reinsurance Ceded	(244.2)	(258.7)	(298.2)

Net Premium Income	$7,431.4	$7,475.5	$7,783.3

Ceded Benefits and Change in Reserves for Future Benefits	$602.2	$604.2	$737.2

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

Note 12 - Segment Information

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment and the Corporate and Other segment.

The Unum US segment includes insurance for group long-term and short-term disability, group life and accidental death and dismemberment, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of recently issued disability insurance, group and individual long-term care insurance, and voluntary benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, group and individual critical illness, and voluntary benefits products. Unum UK’s products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products marketed to employees at the workplace through an agency sales force and brokers.

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

In the following segment financial data, “operating revenue” excludes net realized investment gains and losses. “Operating income” or “operating loss” excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of “operating revenue” and “operating income” or “operating loss” differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses. We measure segment performance excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

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

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)

Operating Revenue by Segment	$10,168.5	$10,079.3	$10,448.2
Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)

Revenue	$10,193.2	$10,091.0	$9,982.3

Operating Income by Segment	$1,306.6	$1,280.6	$1,289.9
Net Realized Investment Gain (Loss)	24.7	11.7	(465.9)
Income Tax	445.2	439.7	270.8

Net Income	$886.1	$852.6	$553.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows. Certain prior year amounts within Unum UK have been reclassified to conform to current year presentation.

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,639.4	$1,726.9	$1,838.5
Group Short-term Disability	430.9	432.8	435.1
Group Life and Accidental Death & Dismemberment
Group Life	1,090.3	1,057.7	1,062.8
Accidental Death & Dismemberment	106.1	104.9	127.6
Supplemental and Voluntary
Individual Disability - Recently Issued	457.9	463.7	471.5
Long-term Care	599.2	594.7	580.7
Voluntary Benefits	530.8	492.4	446.8

	4,854.6	4,873.1	4,963.0

Unum UK
Group Long-term Disability	421.2	482.4	656.3
Group Life	171.6	147.8	174.6
Supplemental and Voluntary	57.8	55.9	58.4

	650.6	686.1	889.3

Colonial Life
Accident, Sickness, and Disability	661.0	625.8	606.9
Life	176.5	165.6	157.4
Cancer and Critical Illness	238.2	223.7	213.0

	1,075.7	1,015.1	977.3

Individual Disability - Closed Block	847.0	898.5	952.3

Corporate and Other	3.5	2.7	1.4

Total	$7,431.4	$7,475.5	$7,783.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)

Year Ended December 31, 2010

Premium Income	$4,854.6	$650.6	$1,075.7	$847.0	$3.5	$7,431.4
Net Investment Income	1,263.8	170.5	122.5	746.4	192.3	2,495.5
Other Income	123.3	1.2	0.7	90.7	25.7	241.6

Operating Revenue	$6,241.7	$822.3	$1,198.9	$1,684.1	$221.5	$10,168.5

Operating Income (Loss)	$826.0	$208.8	$282.2	$44.2	$(54.6)	$1,306.6
Interest and Debt Expense	$1.2	$0.0	$0.0	$11.7	$128.9	$141.8
Depreciation and Amortization	$388.0	$38.2	$200.1	$4.4	$1.2	$631.9

Year Ended December 31, 2009

Premium Income	$4,873.1	$686.1	$1,015.1	$898.5	$2.7	$7,475.5
Net Investment Income	1,200.5	124.5	114.3	740.6	166.7	2,346.6
Other Income	118.7	2.4	0.5	100.8	34.8	257.2

Operating Revenue	$6,192.3	$813.0	$1,129.9	$1,739.9	$204.2	$10,079.3

Operating Income (Loss)	$775.0	$249.6	$280.9	$34.3	$(59.2)	$1,280.6
Interest and Debt Expense	$2.0	$0.0	$0.0	$16.6	$106.8	$125.4
Depreciation and Amortization	$369.9	$42.4	$192.0	$4.4	$1.6	$610.3

Year Ended December 31, 2008

Premium Income	$4,963.0	$889.3	$977.3	$952.3	$1.4	$7,783.3
Net Investment Income	1,136.4	181.9	105.7	767.5	197.5	2,389.0
Other Income	132.7	2.0	0.4	98.6	42.2	275.9

Operating Revenue	$6,232.1	$1,073.2	$1,083.4	$1,818.4	$241.1	$10,448.2

Operating Income (Loss)	$684.1	$324.0	$268.1	$27.7	$(14.0)	$1,289.9
Interest and Debt Expense	$4.2	$0.0	$0.0	$35.1	$117.4	$156.7
Depreciation and Amortization	$368.9	$43.1	$177.3	$4.3	$3.1	$596.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

	Unum US	Unum UK	Colonial Life	Total
	(in millions of dollars)

Year Ended December 31, 2010
Beginning of Year	$1,662.4	$58.9	$761.2	$2,482.5
Capitalized	333.0	28.3	246.4	607.7
Amortization	(332.9)	(27.0)	(187.2)	(547.1)
Adjustment Related to Unrealized Investment Gains/Losses	(4.6)	0.0	(15.4)	(20.0)
Foreign Currency	0.0	(2.0)	0.0	(2.0)

End of Year	$1,657.9	$58.2	$805.0	$2,521.1

Year Ended December 31, 2009
Beginning of Year	$1,661.8	$54.7	$755.9	$2,472.4
Capitalized	335.5	29.1	229.0	593.6
Amortization	(317.2)	(30.5)	(178.5)	(526.2)
Adjustment Related to Unrealized Investment Gains/Losses	(17.7)	0.0	(45.2)	(62.9)
Foreign Currency	0.0	5.6	0.0	5.6

End of Year	$1,662.4	$58.9	$761.2	$2,482.5

Year Ended December 31, 2008
Beginning of Year	$1,642.5	$69.6	$669.8	$2,381.9
Capitalized	329.7	37.4	223.8	590.9
Amortization	(320.3)	(32.4)	(166.4)	(519.1)
Adjustment Related to Unrealized Investment Gains/Losses	9.9	0.0	28.7	38.6
Foreign Currency	0.0	(19.9)	0.0	(19.9)

End of Year	$1,661.8	$54.7	$755.9	$2,472.4

Assets by segment are as follows:

	December 31
	2010	2009
	(in millions of dollars)

Unum US	$24,876.9	$23,339.9
Unum UK	3,386.3	3,280.7
Colonial Life	3,047.3	2,805.7
Individual Disability - Closed Block	15,509.1	15,238.8
Corporate and Other	10,488.1	9,811.9

Total	$57,307.7	$54,477.0

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2010 and 2009, goodwill was $201.2 million and $201.6 million, respectively, with $190.0 million attributable to Unum US and the remainder attributable to Unum UK. The decrease during 2010 is due entirely to the fluctuation in the British pound sterling to dollar exchange rate.

Stockholders’ equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment’s business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

Note 13 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2010, the aggregate net minimum lease payments were $220.1 million payable as follows: $25.8 million in 2011, $25.1 million in 2012, $22.9 million in 2013, $19.8 million in 2014, $15.6 million in 2015, and $110.9 million thereafter. Rental expense for the years ended December 31, 2010, 2009, and 2008 was $29.3 million, $30.1 million, and $34.5 million, respectively.

At December 31, 2010, we had unfunded commitments of $73.0 million for certain of our private equity partnerships, $1.9 million for underlying partnerships in our investment in a special purpose entity, $29.9 million for certain private placement fixed maturity securities, and $42.9 million for certain mortgage loans. The funds are not legally binding at December 31, 2010 and may or may not be funded during the term of the investments. In addition, we have a legally binding unfunded commitment of $169.9 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

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

Unum Group and Subsidiaries

Note 13 - Commitments and Contingent Liabilities - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Commitments and Contingent Liabilities - Continued

We are a defendant in an action styled, Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those made in the multidistrict litigation referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to the District of New Jersey multidistrict litigation. Plaintiffs renewed a motion to remand the case to the state court in Florida, and that motion was denied without prejudice.

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We filed an appeal with the First Circuit Court of Appeals on the two claims which Relator prevailed. On July 29, 2010, the Court of Appeals vacated the jury verdict on the two claims and remanded the case to the trial court. On August 12, 2010, we filed a petition with the First Circuit Court of Appeals seeking clarification and/or rehearing en banc of the court’s July 29, 2010 opinion. On October 7, 2010, this petition was denied without comment and the case was remanded back to the trial court. An estimate of the liability to resolve this matter was established in the fourth quarter of 2010. This accrual was not material to our operating results.

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

In July 2010, we received a subpoena from the Office of the New York Attorney General requesting documents and information relating to certain group life insurance policies wherein we paid life insurance proceeds by establishing interest-bearing retained asset accounts. We are cooperating with the investigation.

In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were employee welfare benefit plans under ERISA and under which we paid death benefits pursuant to a retained asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 13 - Commitments and Contingent Liabilities - Continued

account. Plaintiffs seek to recover on behalf of the class the difference between the interest paid to them and amounts alleged to have been realized by us through our investment of the retained assets. We intend to vigorously defend the action.

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

Note 14 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the NAIC and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. For the years ended December 31, 2010, 2009 or 2008, none of the states of domicile for our U.S. insurance subsidiaries had adopted accounting practices that differed materially from statutory accounting principles prescribed by the NAIC.

The statutory operating results of our traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re, as well as the statutory results for these two special purpose financial captive U.S. insurance subsidiaries, are as follows:

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)

Combined Net Income
U.S. Traditional Insurance Subsidiaries	$628.8	$639.2	$540.8
Tailwind Re and Northwind Re	$79.1	$87.2	$79.8

Combined Net Gain from Operations
U.S. Traditional Insurance Subsidiaries	$645.7	$741.2	$682.0
Tailwind Re and Northwind Re	$79.2	$87.2	$81.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 14 - Statutory Financial Information - Continued

Statutory capital and surplus is as follows:

	December 31
	2010	2009
	(in millions of dollars)

Combined Capital and Surplus
U.S. Traditional Insurance Subsidiaries	$3,395.1	$3,286.9
Tailwind Re and Northwind Re	$1,276.9	$1,300.0

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

The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus. Based on the restrictions under current law, $622.3 million is available during 2011 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re. The ability of Tailwind Re and Northwind Re to pay dividends to their respective parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to receive dividends from our United Kingdom insurance subsidiary, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £207.5 million is available for the payment of dividends from Unum Limited during 2011, subject to regulatory approval.

Deposits

At December 31, 2010 and 2009, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $293.6 million and $292.1 million held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 15 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2010 and 2009:

	2010
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,868.2	$1,850.2	$1,849.8	$1,863.2
Net Investment Income	634.3	618.4	629.8	613.0
Net Realized Investment Gain (Loss)	27.5	1.1	(29.5)	25.6
Total Revenue	2,593.1	2,527.9	2,510.6	2,561.6
Income Before Income Tax	335.5	326.5	308.1	361.2
Net Income	225.8	220.8	209.7	229.8
Net Income Per Common Share
Basic	0.71	0.68	0.63	0.69
Assuming Dilution	0.71	0.68	0.63	0.69

	2009
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)

Premium Income	$1,865.7	$1,861.1	$1,875.9	$1,872.8
Net Investment Income	595.7	579.6	597.6	573.7
Net Realized Investment Gain (Loss)	(25.9)	14.9	87.3	(64.6)
Total Revenue	2,496.6	2,517.5	2,628.0	2,448.9
Income Before Income Tax	295.9	334.6	411.2	250.6
Net Income	199.4	221.1	267.2	164.9
Net Income Per Common Share
Basic	0.60	0.67	0.81	0.50
Assuming Dilution	0.60	0.66	0.80	0.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2010, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee

February 25, 2011

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption “About the Board of Directors” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption “Executive Officers of the Registrant” contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption “Ownership of Company Securities,” sub-caption “Section 16(a) – Beneficial Ownership Reporting Compliance,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption “About the Board of Directors,” sub-caption “Code of Business Practices and Ethics,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption “About the Board of Directors,” sub-captions “What are the standing Board committees?” and “Audit Committee,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption “About the Board of Directors,” sub-captions “Compensation of Directors” and “Human Capital Committee,” and under the captions “Compensation Discussion and Analysis” and “Report of the Human Capital Committee,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information as of December 31, 2010 about the common stock that may be issued under all of the Company’s existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Stockholders	2,407,707 (1)	$20.45	22,006,336 (2) (5) (6)

Equity Compensation Plans Not Approved by Stockholders	948,935 (3)	$27.975	501,555 (4)

Total	3,356,642		22,507,891

(1)	Includes the following plans: (a) Non-Employee Director Compensation Plan of 1998, (b) Stock Plan of 1999, and (c) Stock Incentive Plan of 2007.
(2)	Includes shares under the following plans: (a) Stock Incentive Plan of 2007, (b) Stock Plan of 1999, (c) Non-Employee Director Compensation Plan of 1998, (d) UnumProvident Employee Stock Purchase Plan, and (e) Unum Limited Savings-related Share Option Scheme 2008.
(3)	The UnumProvident Corporation Broad Based Stock Plan of 2001.
(4)	Includes the following plans: (a) UnumProvident Corporation Broad Based Stock Plan of 2001, (b) Unum Limited Savings-Related Share Option Scheme 2000, and (c) UnumProvident Corporation Non-Employee Director Compensation Plan of 2004.
(5)	The Unum Ireland Limited Savings-Related Share Option Scheme 2008 has 75,000 authorized shares that have not been reserved since the plan is not currently being utilized.
(6)	The Stock Incentive Plan of 2007 has 20.5 million remaining shares available for future issuance. Each full value award is counted as 2.7 shares. Unum currently grants a majority of awards as restricted stock units (i.e., full value awards).

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

UnumProvident Corporation Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provided for the payment of compensation to the non-employee directors who serve on the Company’s Board. Non-employee directors receive an annual retainer of $80,000, the chairman of the Board receives a supplemental retainer of $160,000 annually, the chair of the Audit Committee receives a supplemental retainer of $15,000 annually, and each of the other chairs of the standing committees receive an annual supplemental retainer of $7,500, and all directors receive $2,000 for each meeting attended in person and $500 for each conference call meeting of the Board and of the committees on which they participate, including special committees. Under the plan, directors made an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of the Company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. This plan terminated in May 2010. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction. There are stock ownership guidelines for participants under the plan.

Other information required by this Item is included under the caption, “Ownership of Company Securities,” sub-captions “Security Ownership of Directors and Officers” and “Security Ownership of Certain Shareholders,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption “About the Board of Directors,” sub-captions “Independence of Directors” and “Our Related Party Transaction Policy,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2010 and 2009 and our audit committee’s pre-approval policies and procedures is included under the caption “About the Independent Auditors,” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)

By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief
Thomas R. Watjen	Executive Officer and a Director	February 25, 2011
(principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief
Richard P. McKenney	Financial Officer	February 25, 2011
(principal financial officer and
principal accounting officer)

*	Director
E. Michael Caulfield		February 25, 2011

*	Director
Jon S. Fossel		February 25, 2011

*	Director
Pamela H. Godwin		February 25, 2011

*	Director
Ronald E. Goldsberry		February 25, 2011

*	Director
Kevin T. Kabat		February 25, 2011

*	Director
Thomas Kinser		February 25, 2011

*	Director
Gloria C. Larson		February 25, 2011

Name	Title	Date

*	Director
A. S. MacMillan, Jr.		February 25, 2011

*	Director
Edward J. Muhl		February 25, 2011

*	Director
Michael J. Passarella		February 25, 2011

*	Director
William J. Ryan		February 25, 2011

* By: /s/ Susan N. Roth	For all of the Directors
Susan N. Roth		February 25, 2011
Attorney-in-Fact

SCHEDULE I–SUMMARY OF INVESTMENTS –

OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)

Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$981.7	$1,101.7	$1,101.7
States, Municipalities, and Political Subdivisions	1,271.0	1,245.2	1,245.2
Foreign Governments	1,248.6	1,409.3	1,409.3
Public Utilities	8,874.2	9,684.2	9,684.2
Mortgage/Asset-Backed Securities	3,047.8	3,385.5	3,385.5
All Other Corporate Bonds	21,067.5	23,154.7	23,154.7
Redeemable Preferred Stocks	55.8	55.0	55.0

Total	36,546.6	$40,035.6	40,035.6

Mortgage Loans	1,516.8		1,516.8
Policy Loans	2,996.1		2,996.1
Other Long-term Investments
Derivatives	0.0		99.1	(2)
Equity Securities	8.7		10.4
Miscellaneous Long-term Investments	406.1		419.8	(3)
Short-term Investments	1,163.1		1,163.1

	$42,637.4		$46,240.9

(1)	Amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and accretion of discounts.

(2)	Derivatives are carried at fair value.

(3)	Difference between cost and carrying value primarily results from changes in our ownership equity since acquisition.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2010	2009
	(in millions of dollars)

Assets
Fixed Maturity Securities - at fair value (amortized cost: $343.7; $289.4)	$357.5	$292.0
Mortgage Loans	22.9	0.0
Short-term Investments	666.7	400.0
Investment in Subsidiaries	9,756.4	9,401.8
Other Assets	550.3	490.7

Total Assets	$11,353.8	$10,584.5

Liabilities and Stockholders’ Equity

Liabilities
Short-term Debt	$225.1	$0.0
Long-term Debt	1,617.7	1,467.7
Other Liabilities	566.6	616.7

Total Liabilities	2,409.4	2,084.4

Stockholders’ Equity
Common Stock	36.5	36.4
Additional Paid-in Capital	2,615.4	2,587.4
Accumulated Other Comprehensive Income	341.9	341.0
Retained Earnings	7,060.8	6,289.5
Treasury Stock	(1,110.2)	(754.2)

Total Stockholders’ Equity	8,944.4	8,500.1

Total Liabilities and Stockholders’ Equity	$11,353.8	$10,584.5

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)

Dividends from Subsidiaries	$576.0	$313.8	$684.2
Interest from Subsidiaries	0.6	0.5	6.6
Other Income	56.1	47.8	62.5

Total Revenue	632.7	362.1	753.3

Interest and Debt Expense	112.3	90.2	95.6
Other Expenses	47.6	63.9	22.7

Total Expenses	159.9	154.1	118.3

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	472.8	208.0	635.0
Income Tax (Benefit)	(3.6)	(9.5)	24.1

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	476.4	217.5	610.9
Equity in Undistributed Earnings (Loss) of Subsidiaries	409.7	635.1	(57.7)

Net Income	$886.1	$852.6	$553.2

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(in millions of dollars)

Cash Provided by Operating Activities	$490.1	$324.1	$567.7

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	3.8	49.7	443.6
Proceeds from Maturities of Available-for-Sale Securities	47.4	24.7	2.2
Purchases of Available-for-Sale Securities	(106.5)	(299.2)	(1.7)
Purchases of Other Investments	(22.9)	0.0	0.0
Net Sales (Purchases) of Short-term Investments	(266.7)	(145.1)	106.6
Cash Distributions to Subsidiaries	(2.4)	(1.3)	(123.7)
Short-term Notes Receivable from Subsidiaries	13.3	(10.5)	(3.0)
Surplus Note Redeemed by Subsidiary	0.0	0.0	45.2
Acquisition of Property and Equipment	(70.0)	(54.7)	(46.8)
Other, Net	(18.5)	0.0	0.0

Cash Provided (Used) by Investing Activities	(422.5)	(436.4)	422.4

Cash Flows from Financing Activities
Net Short-term Debt Repayments	0.0	(132.2)	(192.8)
Issuance of Long-term Debt	396.9	346.8	0.0
Long-term Debt Repayments	(10.0)	(1.8)	0.0
Issuance of Common Stock	10.0	8.0	4.4
Dividends Paid to Stockholders	(114.8)	(104.5)	(103.5)
Purchases of Treasury Stock	(356.0)	0.0	(700.0)
Other, Net	5.6	(0.7)	0.6

Cash Provided (Used) by Financing Activities	(68.3)	115.6	(991.3)

Increase (Decrease) in Cash	$(0.7)	$3.3	$(1.2)

See notes to condensed financial information.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2010	2009
	(in millions of dollars)

Long-term Debt
Notes @ 7.375% due 2032, callable at or above par	$39.5	$39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625%, due 2020, callable at or above par	399.5	0.0
Notes @ 7.125% due 2016, callable at or above par	335.6	350.0
Notes @ 7.625% due 2011, callable at or above par	0.0	225.1
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	60.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5

Total	1,617.7	1,467.7

Short-term Debt
Notes @ 7.625% due 2011	225.1	0.0

Total	$1,842.8	$1,467.7

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $225.1 million in 2011 and $1,632.6 million in 2016 and thereafter.

Unsecured Notes

In September 2010, we issued $400.0 million of unsecured senior notes in a public offering. In 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

Fair Value Hedge

During 2010, we entered into an interest rate swap to effectively convert our $350.0 million aggregate principal amount of 7.125% unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of the three-month London Interbank Offered Rate. The fair value adjustment of the swap resulted in a reduction of the carrying amount of the hedged debt of $14.4 million at December 31, 2010.

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

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2010, 2009, and 2008 was $110.3 million, $84.5 million, and $95.0 million, respectively.

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

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering. As of December 31, 2010, $296.9 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

Note 4 - Cash Dividends from Subsidiaries

Cash dividends received from subsidiaries during 2010, 2009, and 2008 were $576.0 million, $313.8 million, and $626.7 million, respectively.

Note 5 - Surplus Note of Subsidiary

Outstanding surplus debentures of $100.0 million at December 31, 2007, which were issued by an insurance subsidiary to Unum Group and due in 2027, were redeemed in June 2008. We received cash of $45.2 million and fixed maturity securities of $54.8 million. The weighted average interest rate for surplus notes of subsidiaries was 8.3 percent in 2008.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy and Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)

December 31, 2010

Unum US	$1,657.9	$17,059.3	$140.8	$915.0
Unum UK	58.2	2,053.9	141.2	141.6
Colonial Life	805.0	1,507.2	26.8	118.4
Individual Disability - Closed Block	0.0	12,917.8	122.4	110.7
Corporate and Other	0.0	6,176.8	5.5	279.3

Total	$2,521.1	$39,715.0	$436.7	$1,565.0

December 31, 2009

Unum US	$1,662.4	$15,546.3	$141.6	$933.8
Unum UK	58.9	1,988.1	148.1	150.7
Colonial Life	761.2	1,425.5	25.3	129.3
Individual Disability - Closed Block	0.0	12,683.9	131.6	115.9
Corporate and Other	0.0	6,097.0	5.4	407.2

Total	$2,482.5	$37,740.8	$452.0	$1,736.9

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits	Amortization of Deferred Acquisition Costs	All Other Expenses (2)	Premiums Written (3)
	(in millions of dollars)

Year Ended December 31, 2010

Unum US	$4,854.6	$1,263.8	$3,849.4	$332.9	$1,233.4	$3,533.1
Unum UK	650.6	170.5	435.8	27.0	150.7	469.4
Colonial Life	1,075.7	122.5	534.7	187.2	194.8	901.9
Individual Disability - Closed Block	847.0	746.4	1,451.3	0.0	188.6	834.5
Corporate and Other	3.5	192.3	82.9	0.0	193.2	1.7

Total	$7,431.4	$2,495.5	$6,354.1	$547.1	$1,960.7

Year Ended December 31, 2009

Unum US	$4,873.1	$1,200.5	$3,855.9	$317.2	$1,244.2	$3,587.3
Unum UK	686.1	124.5	373.6	30.5	159.3	508.6
Colonial Life	1,015.1	114.3	480.6	178.5	189.9	851.5
Individual Disability - Closed Block	898.5	740.6	1,489.6	0.0	216.0	892.8
Corporate and Other	2.7	166.7	91.9	0.0	171.5	0.9

Total	$7,475.5	$2,346.6	$6,291.6	$526.2	$1,980.9

Year Ended December 31, 2008

Unum US	$4,963.0	$1,136.4	$3,998.4	$320.3	$1,229.3	$3,672.8
Unum UK	889.3	181.9	511.4	32.4	205.4	714.7
Colonial Life	977.3	105.7	464.0	166.4	184.9	821.7
Individual Disability - Closed Block	952.3	767.5	1,544.8	0.0	245.9	950.9
Corporate and Other	1.4	197.5	107.8	0.0	147.3	0.6

Total	$7,783.3	$2,389.0	$6,626.4	$519.1	$2,012.8

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(3)	Excludes life insurance.

SCHEDULE IV—REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)

Year Ended December 31, 2010

Life Insurance in Force	$740,779.6	$28,385.4	$1,850.5	$714,244.7	0.3%

Premium Income:
Life Insurance	$1,810.9	$159.1	$12.5	$1,664.3	0.8%
Accident and Health Insurance	5,623.4	85.1	228.8	5,767.1	4.0%

Total	$7,434.3	$244.2	$241.3	$7,431.4	3.2%

Year Ended December 31, 2009

Life Insurance in Force	$675,382.0	$28,027.1	$1,895.5	$649,250.4	0.3%

Premium Income:
Life Insurance	$1,757.5	$166.4	$11.8	$1,602.9	0.7%
Accident and Health Insurance	5,737.2	92.3	227.7	5,872.6	3.9%

Total	$7,494.7	$258.7	$239.5	$7,475.5	3.2%

Year Ended December 31, 2008

Life Insurance in Force	$627,126.4	$38,786.9	$1,943.0	$590,282.5	0.3%

Premium Income:
Life Insurance	$1,820.1	$212.8	$12.4	$1,619.7	0.8%
Accident and Health Insurance	5,997.0	85.4	252.0	6,163.6	4.1%

Total	$7,817.1	$298.2	$264.4	$7,783.3	3.4%

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2010
Real estate reserve (deducted from other long-term investments)	$0.3	$0.0	$0.0	$0.0	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$1.1	$0.0	$3.8	$7.2
Year Ended December 31, 2009
Real estate reserve (deducted from other long-term investments)	$0.3	$0.0	$0.0	$0.0	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$14.9	$4.6	$1.0	$10.6	$9.9
Year Ended December 31, 2008
Real estate reserve (deducted from other long-term investments)	$7.6	$0.3	$0.0	$7.6	$0.3
Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$16.9	$4.6	$0.0	$6.6	$14.9

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts applied to specific loans at time of sale/foreclosure, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

See Notes 3 and 6 of the “Notes to Consolidated Financial Statements” contained herein in Item 8 for discussion of the mortgage loan valuation allowance and the deferred tax valuation allowance.

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

(2.1)	Asset Purchase Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company dated November 18, 2003 (incorporated by reference to Exhibit 2.1 of our Form 10-K for the fiscal year ended December 31, 2003).

(2.2)	Transition Services Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated November 18, 2003 (incorporated by reference to Exhibit 2.2 of our Form 10-K for the fiscal year ended December 31, 2003).

(2.3)	TSA Amending Agreement between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated April 30, 2004 (incorporated by reference to Exhibit 2.3 of our Form 10-K for the fiscal year ended December 31, 2008).

(2.4)	TSA Amending Agreement No. 2 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and UnumProvident Corporation dated May 31, 2006 (incorporated by reference to Exhibit 2.4 of our Form 10-K for the fiscal year ended December 31, 2008).

(2.5)	TSA Amending Agreement No. 3 between RBC Life Insurance Company and Provident Life and Accident Insurance Company and Unum Group dated October 1, 2008 (incorporated by reference to Exhibit 2.5 of our Form 10-K for the fiscal year ended December 31, 2008).

(3.1)	Restated Certificate of Incorporation of Unum Group (incorporated by reference to Exhibit 3.1 of our Form 10-Q filed on August 7, 2007).

(3.2)	Amended and Restated Bylaws of Unum Group, as amended effective May 20, 2010 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2010).

(4.1)	Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Purchase Contract Agreement, dated as of May 7, 2003, between UnumProvident Corporation and JPMorgan Chase Bank, as Purchase Contract Agent (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on May 9, 2003).

(4.3)	Pledge Agreement, dated as of May 7, 2003, among UnumProvident Corporation, JPMorgan Chase Bank, as Purchase Contract Agent, and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Exhibit 4.3 of our Form 8-K filed on May 9, 2003).

(4.4)	Form of Normal Unit Certificate (included in Exhibit 4.1).

(4.5)	Form of Stripped Unit Certificate (included in Exhibit 4.1).

(4.6)	Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units (“Units”) dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.7)	Registration Rights Agreement for the Units dated as of May 11, 2004 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.8)	Fifth Supplemental Indenture between UnumProvident Corporation and JP Morgan Chase Bank as Trustee dated as of May 11, 2004 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.9)	Purchase Contract Agreement between UnumProvident Corporation and JP Morgan Chase Bank as Purchase Contract Agent dated as of May 11, 2004 (incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.10)	Pledge Agreement between UnumProvident Corporation and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent, and Securities Intermediary, and JP Morgan Chase Bank, as Purchase Contract Agent, dated as of May 11, 2004 (incorporated by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (Registration No. 333-115485) filed on May 14, 2004).

(4.11)	Indenture for Senior Debt Securities between Unum Group and The Bank of New York Mellon Trust Company, N.A. as Trustee dated as of September 30, 2009 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on September 30, 2009).

(4.12)	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-3 (Registration No. 333-155283) filed on November 12, 2008).

(4.13)	Form of 7.125% Senior Note due 2016 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 30, 2009).

(4.14)	Form of 5.625% Senior Note due 2020 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 15, 2010).

Certain instruments defining the rights of holders of long-term debt securities of our company and our subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. We hereby undertake to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation’s Registration Statement on Form S-1, Registration No. 33-17017). *

(10.2)	Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to our Form 10-K filed on January 27, 1993 on Form 8), and amended on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America’s Form 10-K for the fiscal year ended December 31, 1993). *

(10.3)	Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.4)	Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.’s Form 10-K for the fiscal year ended December 31, 1996).

(10.5)	Unum Group Amended and Restated Stock Plan of 1999 (incorporated by reference to Exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.6)	UnumProvident Non-Employee Director Compensation Plan of 1998, as amended (incorporated by reference to Exhibit 10.13 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.7)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.’s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.8)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.9)	Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation’s Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.10)	Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation’s Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.11)	Unum Corporation 1990 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.12)	Unum Corporation 1996 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.13)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation’s Registration Statement on Form S-1 dated June 18, 1986). *

(10.14)	UnumProvident Corporation Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.15)	Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.16)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of our Form 10-K for the year ended December 31, 2002). *

(10.17)	Unum Group Broad-Based Stock Plan of 2001, as amended (incorporated by reference to Exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.18)	Unum Group Broad-Based Stock Plan of 2002, as amended (incorporated by reference to Exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.19)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.20)	Form of Restricted Stock Award Agreement for awards under the UnumProvident Corporation Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 25, 2005). *

(10.21)	UnumProvident Corporation Senior Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 17, 2005). *

(10.22)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.23)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 3, 2005).

(10.24)	Amendment to Employment Agreement between UnumProvident Corporation and F. Dean Copeland dated effective as of November 17, 2005 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on November 21, 2005). *

(10.25)	Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 16, 2005, as amended (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19, 2008). *

(10.26)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.27)	Form of Restricted Stock Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.28)	Form of Restricted Stock Unit Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.29)	Form of Performance-Based Restricted Stock Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.29 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.30)	Form of Performance-Based Restricted Stock Unit Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.30 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.31)	Form of Restricted Stock Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.32)	Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.32 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.33)	Cash-Settled Restricted Stock Unit Agreement between Unum Group and Thomas R. Watjen dated as of February 25, 2010 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 5, 2010). *

(10.34)	Amended and Restated Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 5, 2010). *

(10.35)	Management Incentive Compensation Plan of 2008 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 29, 2008). *

(10.36)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 11 of the “Notes to Consolidated Financial Statements”).

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following financial statements from Unum Group’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income (Loss), (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.