Form 10-Q
period 2011-03-31
Unum Group
filed 2011-05-04
CIK 5513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

307,798,184 shares of the registrant’s common stock were outstanding as of April 28, 2011.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	Unfavorable economic or business conditions, both domestic and foreign.

•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.

•	Sustained periods of low interest rates.

•

Changes in claim incidence and recovery rates due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, and the effectiveness of claims management operations.

•	Fluctuation in insurance reserve liabilities.

•

Investment results, including but not limited to, realized investment losses resulting from defaults, contractual terms of derivative contracts, and impairments that differ from our assumptions and historical experience.

•	The lack of appropriate investments in the market which can be acquired to match our liability cash flows and duration.

•	Changes in interest rates, credit spreads, and securities prices.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, and consumer confidence.

•	Changes in accounting standards, practices, or policies.

•	Changes in our financial strength and credit ratings.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.

•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.

•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Currency exchange rates.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Events or consequences relating to political instability, terrorism, or acts of war, both domestic and foreign.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event.

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value
(amortized cost: $36,969.1; $36,546.6)	$40,315.1	$40,035.6
Mortgage Loans	1,556.7	1,516.8
Policy Loans	2,977.6	2,996.1
Other Long-term Investments	540.1	529.3
Short-term Investments	600.9	1,163.1

Total Investments	45,990.4	46,240.9

Other Assets
Cash and Bank Deposits	56.6	53.6
Accounts and Premiums Receivable	1,673.8	1,665.8
Reinsurance Recoverable	4,787.6	4,827.9
Accrued Investment Income	730.7	669.8
Deferred Acquisition Costs	2,542.9	2,521.1
Goodwill	201.5	201.2
Property and Equipment	482.7	476.8
Other Assets	650.6	650.6

Total Assets	$57,116.8	$57,307.7

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,528.7	$1,565.0
Reserves for Future Policy and Contract Benefits	39,685.2	39,715.0
Unearned Premiums	474.4	436.7
Other Policyholders’ Funds	1,674.6	1,669.7
Income Tax Payable	181.4	135.7
Deferred Income Tax	471.2	417.2
Short-term Debt	0.0	225.1
Long-term Debt	2,605.0	2,631.3
Other Liabilities	1,512.5	1,567.6

Total Liabilities	48,133.0	48,363.3

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 358,135,704 and 364,842,919 shares	35.8	36.5
Additional Paid-in Capital	2,572.4	2,615.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	443.6	408.3
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	0.0	2.1
Net Gain on Cash Flow Hedges	351.1	361.0
Foreign Currency Translation Adjustment	(84.1)	(110.9)
Unrecognized Pension and Postretirement Benefit Costs	(313.5)	(318.6)
Retained Earnings	7,112.3	7,060.8
Treasury Stock - at cost: 49,169,467 shares and 48,269,467 shares	(1,133.8)	(1,110.2)

Total Stockholders’ Equity	8,983.8	8,944.4

Total Liabilities and Stockholders’ Equity	$57,116.8	$57,307.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2011	2010
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,869.5	$1,863.2
Net Investment Income	618.7	613.0
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment
Loss on Fixed Maturity Securities	(2.3)	(0.2)
Other Net Realized Investment Gain	17.5	25.8

Net Realized Investment Gain	15.2	25.6
Other Income	59.7	59.8

Total Revenue	2,563.1	2,561.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,593.0	1,568.9
Commissions	224.3	218.3
Interest and Debt Expense	37.9	33.4
Deferral of Acquisition Costs	(158.3)	(154.9)
Amortization of Deferred Acquisition Costs	138.3	141.2
Compensation Expense	201.9	197.3
Other Expenses	195.8	196.2

Total Benefits and Expenses	2,232.9	2,200.4

Income Before Income Tax	330.2	361.2

Income Tax
Current	65.3	74.9
Deferred	39.5	56.5

Total Income Tax	104.8	131.4

Net Income	$225.4	$229.8

Net Income Per Common Share
Basic	$0.72	$0.69
Assuming Dilution	$0.72	$0.69

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.5	$36.4
Common Stock Activity	0.1	0.1
Retirement of Repurchased Common Shares	(0.8)	0.0

Balance at End of Period	35.8	36.5

Additional Paid-in Capital
Balance at Beginning of Year	2,615.4	2,587.4
Common Stock Activity	12.2	16.0
Retirement of Repurchased Common Shares	(55.2)	0.0

Balance at End of Period	2,572.4	2,603.4

Accumulated Other Comprehensive Income
Balance at Beginning of Year	341.9	341.0
Change During Period	55.2	61.9

Balance at End of Period	397.1	402.9

Retained Earnings
Balance at Beginning of Year	7,060.8	6,289.5
Net Income	225.4	229.8
Dividends to Stockholders (per common share: $0.0925; $0.0825)	(29.9)	(27.7)
Retirement of Repurchased Common Shares	(144.0)	0.0

Balance at End of Period	7,112.3	6,491.6

Treasury Stock
Balance at Beginning of Year	(1,110.2)	(754.2)
Purchases of Treasury Stock	(23.6)	0.0

Balance at End of Period	(1,133.8)	(754.2)

Total Stockholders’ Equity at End of Period	$8,983.8	$8,780.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$225.4	$229.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	33.8	19.1
Change in Deferred Acquisition Costs	(20.0)	(13.7)
Change in Insurance Reserves and Liabilities	112.6	155.0
Change in Income Taxes	83.0	173.6
Change in Other Accrued Liabilities	(32.1)	(149.6)
Non-cash Adjustments to Net Investment Income	(112.6)	(126.1)
Net Realized Investment Gain	(15.2)	(25.6)
Depreciation	19.3	18.2
Other, Net	6.8	0.9

Net Cash Provided by Operating Activities	301.0	281.6

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	243.7	463.0
Proceeds from Maturities of Available-for-Sale Securities	400.5	343.0
Proceeds from Sales and Maturities of Other Investments	35.5	36.5
Purchase of Available-for-Sale Securities	(898.6)	(1,255.6)
Purchase of Other Investments	(92.9)	(21.8)
Net Sales of Short-term Investments	524.4	208.2
Other, Net	(24.6)	(23.2)

Net Cash Provided (Used) by Investing Activities	188.0	(249.9)

Cash Flows from Financing Activities
Short-term Debt Repayments	(225.1)	0.0
Long-term Debt Repayments	(24.2)	(33.3)
Issuance of Common Stock	5.5	7.0
Repurchase of Common Stock	(215.7)	0.0
Dividends Paid to Stockholders	(29.9)	(27.7)
Other, Net	3.4	2.4

Net Cash Used by Financing Activities	(486.0)	(51.6)

Net Increase (Decrease) in Cash and Bank Deposits	3.0	(19.9)

Cash and Bank Deposits at Beginning of Year	53.6	71.6

Cash and Bank Deposits at End of Period	$56.6	$51.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)

Net Income	$225.4	$229.8

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense (benefit) of $(40.7); $157.2)	(77.3)	306.0
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax benefit of $1.1; $0.0)	(2.1)	0.0

Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense (benefit) of $(41.8); $157.2)	(79.4)	306.0
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $0.5; $1.3)	(0.6)	(2.2)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $5.4; $7.2)	(9.9)	(14.0)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense (benefit) of $59.8; $(89.6))	113.2	(184.2)
Change in Foreign Currency Translation Adjustment	26.8	(62.3)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $1.6; $(8.5))	5.1	18.6

Total Other Comprehensive Income	55.2	61.9

Comprehensive Income	$280.6	$291.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unum Group and Subsidiaries

March 31, 2011

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to March 31, 2011 for recognition or disclosure in our financial statements and notes to our financial statements.

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

Unum Group and Subsidiaries

March 31, 2011

Note 2 - Accounting Developments - Continued

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

Accounting Updates Outstanding:

ASC 310 “Receivables”

In January and April 2011, the FASB deferred the effective date of disclosures about troubled debt restructurings and issued updates providing additional clarification to help creditors in determining whether a creditor has granted a concession as well as whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. These updates will be effective for interim and annual reporting periods beginning on or after June 15, 2011. The adoption of these updates may require additional disclosures but will have no effect on our financial position or results of operations.

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

March 31, 2011

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$40,315.1	$40,315.1	$40,035.6	$40,035.6
Mortgage Loans	1,556.7	1,678.3	1,516.8	1,685.4
Policy Loans	2,977.6	3,019.0	2,996.1	3,044.4
Other Long-term Investments
Derivatives	81.1	81.1	99.1	99.1
Equity Securities	11.4	11.4	10.4	10.4
Miscellaneous Long-term Investments	447.6	447.6	419.8	419.8

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$648.1	$648.1	$656.3	$656.3
Supplementary Contracts without Life Contingencies	511.5	511.5	508.5	508.5
Short-term Debt	0.0	0.0	225.1	226.8
Long-term Debt	2,605.0	2,567.5	2,631.3	2,483.8
Other Liabilities
Derivatives	206.8	206.8	199.6	199.6
Embedded Derivative in Modified Coinsurance Arrangement	82.2	82.2	96.3	96.3
Unfunded Commitments to Investment Partnerships	168.1	168.1	169.9	169.9

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,771.1 million and $2,790.5 million as of March 31, 2011 and December 31, 2010, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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

March 31, 2011

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2011, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2010.

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

March 31, 2011

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

At March 31, 2011, approximately 18.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote). The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 81.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•

Approximately 66.4 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Approximately 4.2 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•

Approximately 11.1 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

The categorization of fair value measurements by input level is as follows:

	March 31, 2011 (in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$119.5	$983.5	$0.0	$1,103.0
States, Municipalities, and Political Subdivisions	54.7	1,212.9	0.0	1,267.6
Foreign Governments	0.0	1,439.0	0.0	1,439.0
Public Utilities	1,281.4	8,131.4	324.7	9,737.5
Mortgage/Asset-Backed Securities	0.0	3,316.6	32.2	3,348.8
All Other Corporate Bonds	5,881.2	16,847.3	633.8	23,362.3
Redeemable Preferred Stocks	21.7	35.1	0.1	56.9

Total Fixed Maturity Securities	7,358.5	31,965.8	990.8	40,315.1

Other Long-term Investments
Derivatives
Interest Rate Swaps	0.0	80.6	0.0	80.6
Foreign Exchange Contracts	0.0	0.5	0.0	0.5

Total Derivatives	0.0	81.1	0.0	81.1
Equity Securities	0.0	9.9	1.5	11.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$0.0	$38.7	$0.0	$38.7
Foreign Exchange Contracts	0.0	168.1	0.0	168.1
Embedded Derivative in Modified Coinsurance Arrangement	0.0	0.0	82.2	82.2

Total Derivatives	0.0	206.8	82.2	289.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2011		2010
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$16.1	$0.0	$216.5	$0.0
States, Municipalities, and Political Subdivisions	25.4	274.9	0.0	49.8
Foreign Governments	0.0	0.7	0.0	0.0
Public Utilities	885.5	481.1	769.6	657.2
All Other Corporate Bonds	3,064.3	1,540.8	2,465.4	1,189.8

Total Fixed Maturity Securities	$3,991.3	$2,297.5	$3,451.5	$1,896.8

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

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2011 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$0.0	$(0.7)	$7.0	$(0.3)	$249.7	$(104.6)	$324.7
Mortgage/Asset-Backed Securities	0.7	0.0	(1.6)	0.0	(2.2)	35.3	0.0	32.2
All Other Corporate Bonds	829.7	(0.2)	0.5	16.7	(3.3)	153.1	(362.7)	633.8
Redeemable Preferred Stocks	21.7	0.0	0.0	0.0	0.0	0.0	(21.6)	0.1

Total Fixed Maturity Securities	1,025.7	(0.2)	(1.8)	23.7	(5.8)	438.1	(488.9)	990.8

Equity Securities	1.5	0.0	0.0	0.0	0.0	0.0	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	14.1	0.0	0.0	0.0	0.0	0.0	(82.2)

	Three Months Ended March 31, 2010 (in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$0.0	$0.0	$0.6	$0.0	$0.0	$39.1	$0.0	$39.7
Public Utilities	264.3	(1.0)	14.4	15.0	(5.7)	128.4	(196.7)	218.7
Mortgage/Asset-Backed Securities	4.7	0.0	0.2	0.0	(2.9)	0.0	0.0	2.0
All Other Corporate Bonds	580.0	(1.8)	15.7	19.6	(15.3)	169.3	(209.8)	557.7
Redeemable Preferred Stocks	20.4	0.0	0.0	0.0	0.0	0.0	(20.3)	0.1

Total Fixed Maturity Securities	869.4	(2.8)	30.9	34.6	(23.9)	336.8	(426.8)	818.2

Equity Securities	1.5	0.0	0.1	0.0	(0.1)	0.0	0.0	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	18.3	0.0	0.0	0.0	0.0	0.0	(99.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three months ended March 31, 2011 and 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at March 31 were $14.1 million and $18.3 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

At March 31, 2011 and December 31, 2010, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	March 31, 2011 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$987.9	$127.7	$12.6	$1,103.0
States, Municipalities, and Political Subdivisions	1,293.3	22.4	48.1	1,267.6
Foreign Governments	1,287.4	151.6	0.0	1,439.0
Public Utilities	8,991.7	792.4	46.6	9,737.5
Mortgage/Asset-Backed Securities	3,038.3	311.4	0.9	3,348.8
All Other Corporate Bonds	21,314.7	2,156.7	109.1	23,362.3
Redeemable Preferred Stocks	55.8	1.9	0.8	56.9

Total Fixed Maturity Securities	$36,969.1	$3,564.1	$218.1	$40,315.1

There were no other-than-temporary impairments recognized in accumulated other comprehensive income as of March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

	December 31, 2010 (in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
United States Government and Government Agencies and Authorities	$981.7	$128.6	$8.6	$1,101.7	$0.0
States, Municipalities, and Political Subdivisions	1,271.0	21.5	47.3	1,245.2	0.0
Foreign Governments	1,248.6	160.7	0.0	1,409.3	0.0
Public Utilities	8,874.2	854.3	44.3	9,684.2	0.0
Mortgage/Asset-Backed Securities	3,047.8	338.3	0.6	3,385.5	0.0
All Other Corporate Bonds	21,067.5	2,221.3	134.1	23,154.7	3.9
Redeemable Preferred Stocks	55.8	1.7	2.5	55.0	0.0

Total Fixed Maturity Securities	$36,546.6	$3,726.4	$237.4	$40,035.6	$3.9

(1)	Accumulated Other Comprehensive Income (Loss)

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	March 31, 2011 (in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$63.8	$6.6	$10.5	$6.0
States, Municipalities, and Political Subdivisions	634.8	31.6	102.7	16.5
Public Utilities	1,144.2	43.8	34.2	2.8
Mortgage/Asset-Backed Securities	1.0	0.0	26.3	0.9
All Other Corporate Bonds	1,635.5	43.4	986.6	65.7
Redeemable Preferred Stocks	7.7	0.3	22.3	0.5

Total Fixed Maturity Securities	$3,487.0	$125.7	$1,182.6	$92.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

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

	March 31, 2011 (in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$849.6	$18.1	$683.5	$0.3	$183.9
Over 1 year through 5 years	4,780.9	400.0	4,973.1	3.1	204.7
Over 5 years through 10 years	9,744.2	943.5	9,743.9	21.5	922.3
Over 10 years	18,556.1	1,891.1	16,923.5	192.3	3,331.4

	33,930.8	3,252.7	32,324.0	217.2	4,642.3
Mortgage/Asset-Backed Securities	3,038.3	311.4	3,321.5	0.9	27.3

Total Fixed Maturity Securities	$36,969.1	$3,564.1	$35,645.5	$218.1	$4,669.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

	December 31, 2010 (in millions of dollars)
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

At March 31, 2011, the fair value of investment-grade fixed maturity securities was $37,440.6 million, with a gross unrealized gain of $3,398.7 million and a gross unrealized loss of $176.9 million. The gross unrealized loss on investment-grade fixed maturity securities was 81.1 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2011, the fair value of below-investment-grade fixed maturity securities was $2,874.5 million, with a gross unrealized gain of $165.4 million and a gross unrealized loss of $41.2 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 18.9 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2011, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2011, we held 227 individual investment-grade fixed maturity securities and 39 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 51 investment-grade fixed maturity securities and 28 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

March 31, 2011

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

March 31, 2011

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

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$8.5	$18.3
Sales or Maturities of Securities in the Period	(8.5)	0.0

Balance at End of Period	$0.0	$18.3

At March 31, 2011, we had non-binding commitments of $129.5 million to fund certain private placement fixed maturity securities.

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

As of March 31, 2011, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $385.4 million, comprised of $287.6 million of tax credit partnerships and $97.8 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset. Our liability for legally binding unfunded commitments to the tax credit partnerships was $168.1 million at March 31, 2011. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $65.8 million to fund certain of the private equity partnerships at March 31, 2011.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP. This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments. We contributed the bond and partnership investments into the trust at the time it was established. The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment. There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time. Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships. The fair values of the bond, nonredeemable preferred stock, and partnerships were $109.1 million, $0.1 million, and $11.9 million, respectively, as of March 31, 2011. The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At March 31, 2011, we had non-binding commitments to fund approximately $1.9 million to the underlying partnerships. The amount of funding provided to the partnerships during the three months ended March 31, 2011 and 2010 was de minimis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(in millions of dollars)
Property Type
Apartment	$33.5	2.2%	$33.7	2.2%
Industrial	471.7	30.3	458.2	30.2
Mixed	95.2	6.1	95.8	6.3
Office	650.8	41.8	634.7	41.9
Retail	298.1	19.1	286.9	18.9
Other	7.4	0.5	7.5	0.5

Total	$1,556.7	100.0%	$1,516.8	100.0%

Region
New England	$139.6	9.0%	$146.8	9.7%
Mid-Atlantic	183.5	11.8	184.8	12.2
East North Central	203.3	13.1	171.7	11.3
West North Central	146.8	9.4	134.6	8.9
South Atlantic	379.5	24.3	372.0	24.5
East South Central	26.7	1.7	26.9	1.8
West South Central	160.5	10.3	171.8	11.3
Mountain	60.2	3.9	60.7	4.0
Pacific	256.6	16.5	247.5	16.3

Total	$1,556.7	100.0%	$1,516.8	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

Although all available and applicable factors are considered in our analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining whether we will initially issue the loan and also in assigning values and determining impairment. We assign an overall rating to each loan using an internal rating scale of Aa (highest quality) to B (lowest quality). We review and adjust, as needed, our internal credit quality ratings on an annual basis. This review process is performed more frequently for mortgage loans deemed to have a higher risk of delinquency.

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2011	December 31 2010
	(in millions of dollars)
Internal Rating
Aa	$18.6	$19.0
A	741.6	744.4
Baa	766.0	732.9
Ba	17.4	20.5
B	13.1	0.0

Total	$1,556.7	$1,516.8

Loan-to-Value Ratio
<= 65%	$472.4	$425.3
> 65% <= 75%	861.0	869.2
> 75% <= 85%	166.9	161.9
> 85% <= 100%	56.4	60.4

Total	$1,556.7	$1,516.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$3.2
Provision	0.0	0.5
Charge-offs, Net of Recoveries	0.0	(3.2)

Balance at End of Period	$1.5	$0.5

Impaired mortgage loans are as follows:

	March 31, 2011 (in millions of dollars)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an Allowance Recorded	$13.1	$14.6	$1.5	$13.1

	December 31, 2010 (in millions of dollars)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded	$9.8	$9.8	$0.0	$9.8
With an Allowance Recorded	13.1	14.6	1.5	13.1

Total	$22.9	$24.4	$1.5	$22.9

During the three months ended March 31, 2011, $0.3 million of interest income was recognized on mortgage loans subsequent to impairment.

During the three months ended March 31, 2011, we foreclosed on a previously impaired mortgage loan with a book value of $9.8 million and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.

As of March 31, 2011 and December 31, 2010, none of our commercial mortgage loans were past due regarding principal and interest payments and none were on nonaccrual status.

At March 31, 2011, we had no commitments to fund mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

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

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no securities lending transactions or repurchase agreements outstanding at March 31, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$9.5	$18.0
Gross Losses on Sales	(6.9)	(14.5)
Other-Than-Temporary Impairment Loss	(2.3)	(0.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.2	5.0
Gross Losses on Sales	(0.4)	(0.5)
Impairment Loss	0.0	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	14.1	18.3

Net Realized Investment Gain	$15.2	$25.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.5 million at March 31, 2011. We held no cash collateral from our counterparties as of March 31, 2011. We held cash collateral of $39.1 million from our counterparties as of December 31, 2010. This unrestricted cash collateral is included in short-term investments and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $164.8 million and $158.8 million at March 31, 2011 and December 31, 2010, respectively. No cash was posted as collateral to our counterparties as of March 31, 2011 and December 31, 2010.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $206.8 million and $199.6 million at March 31, 2011 and December 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at December 31, 2010	$174.0	$617.9	$890.0	$0.0	$1,681.9
Additions	0.0	0.0	0.0	19.9	19.9
Terminations	0.0	11.0	55.0	19.9	85.9

Balance at March 31, 2011	$174.0	$606.9	$835.0	$0.0	$1,615.9

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at March 31, 2011, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2011	2012	2013	Total
	(in millions of dollars)
Notional Value	$150.0	$185.0	$150.0	$485.0
Weighted Average Receive Rate	5.61%	6.49%	6.34%	6.17%
Weighted Average Pay Rate	0.30%	0.30%	0.30%	0.30%

Cash Flow Hedges

As of March 31, 2011 and December 31, 2010, we had $485.0 million and $540.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of March, 31 2011 and December 31, 2010, we had $606.9 million and $617.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar-denominated securities.

During the first three months ended March 31, 2011, we entered into $19.9 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. The treasury locks were terminated at the time the securities were called and/or sold, and we recognized a gain of $0.1 million on the termination of these hedges during the three months ended March 31, 2011. The gain was recognized in other comprehensive income and amortized into net investment income.

For the three months ended March 31, 2011 and 2010, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

As of March 31, 2011, we expect to amortize approximately $31.1 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of March 31, 2011. Fluctuations in fair values of these derivatives between March 31, 2011 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2011, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2011 and December 31, 2010, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value. For the three months ended March 31, 2011 and 2010, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $2.6 million and $2.3 million, respectively, with offsetting gains on the related interest rate swaps.

As of March 31, 2011 and December 31, 2010, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the three months ended March 31, 2011, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a gain of $2.1 million, with an offsetting loss on the related interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

For the three months ended March 31, 2011 and 2010, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2011 (in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$80.6	Other Liabilities	$38.7
Foreign Exchange Contracts	Other L-T Investments	0.5	Other Liabilities	168.1

Total		$81.1		$206.8

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$82.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

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

	Three Months Ended March 31, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$14.6	$8.4	(1)	$0.0
Interest Rate Swaps	0.0	1.2	(2)	0.0
Interest Rate Swaps	0.0	(0.4	)(3)	0.0
Foreign Exchange Contracts	0.0	(0.3	)(1)	0.0
Foreign Exchange Contracts	(7.9)	(18.5	)(2)	0.0

Total	$6.7	$(9.6)		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain
(3)	Loss recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended March 31, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$12.8	$7.9	(1)	$0.0
Interest Rate Swaps	0.0	1.8	(2)	0.0
Foreign Exchange Contracts	0.0	(0.6	)(1)	0.0
Foreign Exchange Contracts	(25.2)	(18.2	)(2)	0.0
Foreign Exchange Contracts	0.0	0.6	(3)	0.0

Total	$(12.4)	$(8.5)		$0.0

(1)	Gain (loss) recognized in net investment income
(2)	Gain (loss) recognized in net realized investment gain
(3)	Gain recognized in interest and debt expense

The following table summarizes the location of and gain on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain	$14.1	$18.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows. Certain prior year amounts within Unum UK have been reclassified to conform to current year presentation.

	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$397.0	$415.6
Group Short-term Disability	111.0	106.2
Group Life and Accidental Death & Dismemberment
Group Life	273.4	270.1
Accidental Death & Dismemberment	27.1	26.0
Supplemental and Voluntary
Individual Disability - Recently Issued	115.1	118.4
Long-term Care	150.6	149.2
Voluntary Benefits	145.2	130.6

	1,219.4	1,216.1

Unum UK
Group Long-term Disability	103.4	109.3
Group Life	47.6	42.8
Supplemental and Voluntary	16.1	13.7

	167.1	165.8

Colonial Life
Accident, Sickness, and Disability	172.3	162.8
Life	46.2	43.5
Cancer and Critical Illness	61.9	58.8

	280.4	265.1

Individual Disability - Closed Block	202.3	214.0

Corporate and Other	0.3	2.2

Total	$1,869.5	$1,863.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended March 31, 2011

Premium Income	$1,219.4	$167.1	$280.4	$202.3	$0.3	$1,869.5
Net Investment Income	321.6	44.9	31.3	182.0	38.9	618.7
Other Income	31.0	0.1	0.1	22.6	5.9	59.7

Operating Revenue	$1,572.0	$212.1	$311.8	$406.9	$45.1	$2,547.9

Operating Income (Loss)	$209.1	$48.7	$69.0	$9.9	$(21.7)	$315.0

Three Months Ended March 31, 2010

Premium Income	$1,216.1	$165.8	$265.1	$214.0	$2.2	$1,863.2
Net Investment Income	304.6	39.8	29.9	190.7	48.0	613.0
Other Income	30.5	0.5	0.2	21.5	7.1	59.8

Operating Revenue	$1,551.2	$206.1	$295.2	$426.2	$57.3	$2,536.0

Operating Income (Loss)	$199.2	$60.6	$73.0	$11.7	$(8.9)	$335.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	$25,014.5	$25,014.5
	Three Months Ended March 31
	2011	2010
	(in millions of dollars)
Operating Revenue by Segment	$2,547.9	$2,536.0
Net Realized Investment Gain	15.2	25.6

Revenue	$2,563.1	$2,561.6

Operating Income by Segment	$315.0	$335.6
Net Realized Investment Gain	15.2	25.6
Income Tax	104.8	131.4

Net Income	$225.4	$229.8

Assets by segment are as follows:

	March 31 2011	December 31 2010
	(in millions of dollars)
Unum US	$25,014.5	$24,876.9
Unum UK	3,482.2	3,386.3
Colonial Life	3,122.9	3,047.3
Individual Disability - Closed Block	15,412.9	15,509.1
Corporate and Other	10,084.3	10,488.1

Total	$57,116.8	$57,307.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended March 31
	2011	2010	2011	2010	2011	2010
	(in millions of dollars)
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
Service Cost	$10.6	$9.1	$1.2	$1.3	$0.5	$0.6
Interest Cost	19.4	17.8	2.2	2.4	2.5	2.7
Expected Return on Plan Assets	(21.9)	(17.6)	(3.1)	(2.7)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	8.0	7.4	0.0	0.6	0.0	0.0
Prior Service Credit	(0.1)	(0.1)	0.0	0.0	(0.6)	(0.6)

Net Periodic Benefit Cost	$16.0	$16.6	$0.3	$1.6	$2.2	$2.5

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2011. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.3 million, or approximately £0.8 million, during the three months ended March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 8 - Stockholders’ Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2011	2010
	(in millions of dollars, except share data)
Numerator
Net Income	$225.4	$229.8

Denominator (000s)
Weighted Average Common Shares - Basic	312,742.3	332,270.2
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,590.0	1,254.5

Weighted Average Common Shares - Assuming Dilution	314,332.3	333,524.7

Net Income Per Common Share
Basic	$0.72	$0.69
Assuming Dilution	$0.72	$0.69

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

The outstanding stock options have exercise prices ranging from $11.37 to $32.08, the nonvested stock awards have grant prices ranging from $10.59 to $26.29, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 1.9 million and 3.7 million shares of common stock for the three month periods ended March 31, 2011 and 2010, respectively.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. During 2010, we repurchased 16.4 million shares, at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program.

On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock, in addition to the amount remaining to be repurchased under the $500.0 authorization. The $1.0 billion share repurchase program has an expiration date of August 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 8 - Stockholders’ Equity and Earnings Per Common Share - Continued

On February 4, 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. The final price adjustment settlement occurred on March 18, 2011 resulting in the delivery to us of 0.6 million additional shares. In total, we repurchased 7.7 million shares pursuant to the accelerated repurchase agreement, which completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

In addition to these repurchases, we repurchased an additional 0.9 million shares on the open market at a cost of $23.6 million, for a total repurchase of 8.6 million shares at a cost of $223.6 million during the three months ended March 31, 2011. The dollar value of shares remaining under the $1.0 billion repurchase program at March 31, 2011 is $920.7 million.

Pursuant to these repurchase programs, we retired 7.7 million shares during the first three months of 2011. All other repurchased shares have been classified as treasury stock and accounted for using the cost method.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 9 - Commitments and Contingent Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 9 - Commitments and Contingent Liabilities - Continued

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

Broker Compensation, Quoting Process, and Other Matters

Examinations and Investigations

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. This investigation commenced in 2005, and, until the November 2009 contact, we had received no communications from the regulators regarding this matter since December 2007.

Broker-Related Litigation

We and certain of our subsidiaries, along with many other insurance brokers and insurers, were named as defendants in a series of putative class actions that were transferred to the U.S. District Court for the District of New Jersey for coordinated or consolidated pretrial proceedings as part of multidistrict litigation (MDL) No. 1663, In re Insurance Brokerage Antitrust Litigation. The plaintiffs in MDL No. 1663 were ordered to file a consolidated amended complaint which alleged, among other things, that the defendants violated federal and state antitrust laws, the Racketeer Influenced Corrupt Organizations Act (RICO), Employee Retirement Income Security Act (ERISA), and various state common law requirements by engaging in alleged bid rigging and customer allocation and by paying undisclosed compensation to insurance brokers to steer business to defendant insurers. After several amendments to the complaint, all claims against us were dismissed, and the dismissal was affirmed on appeal by the United States Court of Appeals for the Third Circuit.

The only remaining proceeding against us that is part of MDL No. 1663 is Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to MDL No. 1663. Plaintiffs renewed a motion to remand the case to the state court in Florida, and that motion was most recently denied without prejudice on October 16, 2009. There have been no further proceedings in Palm Tree Computers Systems, Inc. v. ACE USA, et al. subsequent to that date, while the Court considers motions to dismiss filed by other defendants in MDL No. 1663.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

Note 9 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which seven out of the 95 claims were adjudicated. We prevailed on four of the claims, the Relator prevailed on two of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the two claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We filed an appeal with the First Circuit Court of Appeals on the two claims which Relator prevailed. On July 29, 2010, the Court of Appeals vacated the jury verdict on the two claims and remanded the case to the trial court. On August 12, 2010, we filed a petition with the First Circuit Court of Appeals seeking clarification and/or rehearing en banc of the court’s July 29, 2010 opinion. On October 7, 2010, this petition was denied without comment and the case was remanded back to the trial court. An estimate of the liability to resolve this matter was established in the fourth quarter of 2010. This accrual was not material to our operating results.

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

March 31, 2011

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

Note 10 - Other

Debt

During the three months ended March 31, 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured. We also made principal payments of $21.7 million and $2.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively during the three months ended March 31, 2011.

Income Tax

At March 31, 2011, we had a liability of $137.1 million for unrecognized tax benefits, $121.9 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income were $1.2 million for each of the three months ended March 31, 2011 and 2010.

During 2009, we had a conference with the Internal Revenue Service (IRS) with respect to our appeal of IRS audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period. As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 to $40.0 million. We believe sufficient provision has been made for all uncertain tax positions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Unum Group and Subsidiaries

March 31, 2011

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2011, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income (loss) for the year then ended not presented herein and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

May 4, 2011

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Individual Disability – Closed Block segment and the Corporate and Other segment. These segments are discussed more fully under “Segments Results” contained in this Item 2.

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. Specifically, we offer group, individual, and voluntary benefits – either as stand-alone products or combined with other coverages – that create comprehensive benefits solutions for employers of all sizes by helping them attract and retain a stronger workforce while protecting the incomes and lifestyles of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at middle and lower incomes, are perhaps the most vulnerable in today’s economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

We have established a corporate culture consistent with the social values our products provide. We are committed to not only meeting the needs of our customers who depend on us, but also to operating with integrity and being accountable for our actions. Our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently as well as to identify and address potential areas of risk in our business. We have also applied these same values to our social responsibility efforts. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities.

We are an industry leader, and we believe we are well positioned in our sector with solid long-term growth prospects. Given the nature of our business, however, we are sensitive to economic and financial market movements, including consumer confidence, employment levels, and interest rates. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed in our 2010 annual report on Form 10-K may cause our results to differ materially from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe we can continue to meet the challenges presented by the current economic environment. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the “Cautionary Statement Regarding Forward-Looking Statements” included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2010.

Executive Summary

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

Operating Performance and Capital Management

For the first quarter of 2011, we reported net income of $225.4 million, or $0.72 per diluted common share, compared to $229.8 million, or $0.69 per diluted common share for the first quarter of 2010. After-tax operating income for the first quarter of 2011 was $215.7 million, or $0.69 per diluted common share, compared to $223.5 million, or $0.67 per diluted common share, in the first quarter of 2010. Our income tax rate was lower than the first quarter of 2010 due primarily to our increased level of investments in low-income housing tax credit partnerships. In addition, the increase in after-tax operating income per share relative to last year’s first quarter was aided by the repurchase of our common stock during 2010 and the first quarter of 2011. Our operating income by segment decreased 6.1 percent relative to the first quarter of 2010, with solid performance in Unum US but lower earnings in our other segments. Our operating revenue by segment increased less than one percent relative to the first quarter of 2010, with the current economic environment continuing to negatively impact our premium growth. See “Reconciliation of Non-GAAP Financial Measures” contained herein in Item 2.

Our Unum US segment reported an increase in segment operating income of 5.0 percent in the first quarter of 2011 compared to the first quarter of 2010, with the overall risk experience across our product lines remaining generally stable. The benefit ratio for the Unum US segment for the first quarter of 2011 was 78.8 percent compared to 78.3 percent in the prior year first quarter, with year over year improvement in benefit ratios for group disability and voluntary benefits offset by higher benefit ratios in the group life and accidental death and dismemberment, individual disability – recently issued, and long-term care product lines. Although Unum US premium income increased slightly in the first quarter of 2011 compared to the first quarter of 2010, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies. Unum US sales increased 10.4 percent in the first quarter of 2011 compared to the first quarter of 2010, led by sales increases in our group large case market segment and our supplemental and voluntary business lines, where voluntary benefits sales grew 9.6 percent compared to the first quarter of 2010. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported a sales decline of 1.3 percent in the first quarter of 2011 relative to last year’s first quarter. Persistency, though below the level of the first quarter of 2010 for some of our Unum US product lines, remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 21.9 percent in the first quarter of 2011, as measured in Unum UK’s local currency, relative to last year’s first quarter. The decrease was driven by a slight decline in premium income as well as less favorable risk results and higher expenditures related to Unum UK’s growth plans. The decline in premium income resulted from lower premium growth from existing customers and pricing actions due to the competitive U.K. market. The benefit ratio for Unum UK was 69.3 percent in the first quarter of 2011 compared to 63.1 percent in the first quarter of 2010, driven primarily by the unfavorable impact quarter over quarter of higher inflation on claim reserves associated with policies containing an inflation-linked benefit increase feature as well as less favorable claim experience in group long-term disability. Unum UK sales, which were also negatively impacted by the economy and the competitive pricing environment, declined 28.6 percent relative to last year’s first quarter, as measured in Unum UK’s local currency. Persistency was below the level of the first quarter of 2010 but remains strong.

Our Colonial Life segment reported a 5.5 percent decrease in segment operating income in the first quarter of 2011 relative to the first quarter of 2010. Although premium income grew 5.8 percent relative to last year’s first quarter, risk results were less favorable than last year, with a benefit ratio of 51.4 percent in the first quarter of 2011 compared to 47.1 percent in the first quarter of 2010, driven primarily by less favorable risk in the accident, sickness, and disability product line. Colonial Life’s sales decreased 3.7 percent relative to last year’s first quarter. The number of new agent contracts increased relative to the first quarter of 2010, while the number of new accounts declined. Persistency overall is generally consistent with the level of the first quarter of 2010.

Our investment portfolio continued to perform well, with an increase in net investment income of 0.9 percent over the first quarter of 2010. The net unrealized gain on our fixed maturity securities was $3.3 billion at the end of the first quarter of 2011, compared to $3.5 billion at year end 2010 and $2.5 billion at the end of the first quarter of 2010.

We believe our capital and financial positions are strong. At the end of the first quarter of 2011, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 395 percent, compared to 398 percent at the end of 2010. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.1 percent at March 31, 2011 compared to 25.9 percent at December 31, 2010, reflecting the scheduled maturity of $225.1 million of senior notes during March 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings), was 20.9 percent at March 31, 2011 compared to 22.8 percent at the end of 2010. The cash and marketable securities at our holding companies equaled approximately $816 million at the end the first quarter of 2011, compared to $1.2 billion at the end of 2010. During the first quarter of 2011, we repurchased 8.6 million shares of Unum Group’s common stock at a cost of $223.6 million. We have now completed the $500.0 million share repurchase program authorized in 2010 and purchased $80 million under our $1.0 billion share repurchase program authorized in February 2011.

Despite the difficult economic environment, we continue to make steady and disciplined progress, executing on our business plans and maintaining our strong financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2011.

For additional information concerning our accounting policies and critical accounting estimates, see Note 1 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 and “Critical Accounting Estimates” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the “Notes to Consolidated Financial Statements” contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)

	Three Months Ended March 31
	2011	% Change	2010
Revenue
Premium Income	$1,869.5	0.3%	$1,863.2
Net Investment Income	618.7	0.9	613.0
Net Realized Investment Gain	15.2	(40.6)	25.6
Other Income	59.7	(0.2)	59.8

Total Revenue	2,563.1	0.1	2,561.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,593.0	1.5	1,568.9
Commissions	224.3	2.7	218.3
Interest and Debt Expense	37.9	13.5	33.4
Deferral of Acquisition Costs	(158.3)	2.2	(154.9)
Amortization of Deferred Acquisition Costs	138.3	(2.1)	141.2
Compensation Expense	201.9	2.3	197.3
Other Expenses	195.8	(0.2)	196.2

Total Benefits and Expenses	2,232.9	1.5	2,200.4

Income Before Income Tax	330.2	(8.6)	361.2
Income Tax	104.8	(20.2)	131.4

Net Income	$225.4	(1.9)	$229.8

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.607 and 1.562 for the first quarter of 2011 and 2010, respectively. If the 2010 results for our U.K. operations had been translated at the higher exchange rate of the first quarter of 2011, our operating revenue would have been higher by approximately $6.0 million in the first quarter of 2010, and operating income by segment would have been higher by approximately $1.8 million. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the first quarter of 2011 includes premium growth, relative to the first quarter of 2010, for our Unum US group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Colonial Life. Our Unum US group disability line of business experienced a decline in premium income during the first quarter of 2011 relative to prior year due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for Unum US individual disability – recently issued declined primarily due to lower sales during 2010. Unum UK premium income, in local currency, decreased in the first quarter of 2011 relative to the first quarter of 2010 due primarily to lower premium growth from existing customers, similar to Unum US, and pricing actions due to the competitive U.K. market. Premium income in the Individual Disability – Closed Block segment, which is a closed block of business, continued its expected decline.

Net investment income was higher in the first quarter of 2011 relative to the first quarter of 2010 due primarily to continued growth in the level of invested assets, partially offset by lower bond call premiums and consent fees, lower earnings from private equity partnerships, and an increase in the amortization of the principal amount invested in our tax credit partnerships.

We recognized in earnings a net realized investment gain of $15.2 million in the first quarter of 2011 compared to a gain of $25.6 million in the first quarter of 2010. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $2.3 million in the first quarter of 2011 and $0.2 million in the first quarter of 2010, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the first quarter of 2011 and 2010, changes in the fair value of this embedded derivative resulted in realized gains of $14.1 million and $18.3 million, respectively. Gains and losses on this embedded derivative result primarily from a change in credit spreads in the overall investment market.

The benefit ratio was 85.2 percent in the first quarter of 2011 compared to 84.2 percent in the first quarter of 2010, with generally consistent overall risk results in Unum US but elevated benefit ratios in Unum UK and Colonial Life. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense for the first quarter of 2011 was higher than in the first quarter of 2010 due to higher levels of outstanding debt. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs increased in the first quarter of 2011 relative to the first quarter of 2010, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs in the first quarter of 2011 was slightly lower than the prior year first quarter, with a lower level of accelerated amortization related to persistency more than offsetting the increase in amortization resulting from a higher level of deferred acquisition costs. Compensation and other expenses increased slightly in the first quarter of 2011 compared to last year’s first quarter, with additional expenses related to growth initiatives mostly offset by continued expense management.

As previously noted, our income tax rate for the first quarter of 2011 was lower relative to last year’s first quarter due to tax benefits recognized as a result of our increased level of investments in low-income housing tax credit partnerships.

In March 2010, legislation related to healthcare reform was signed into law. Among other things, the new legislation reduced the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012. Employers that receive the subsidy must recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted. Our income tax expense for first quarter of 2010 includes a non-cash tax charge of $10.2 million to reflect the impact of the tax law change.

The income tax rate in the U.K. is expected to be reduced annually, at least one percent per year, beginning in April 2011, with the ultimate goal of reducing the rate from 28 percent to 23 percent. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, the first of which occurred during the third quarter of 2010. At that time we recorded a reduction of $2.7 million to our income tax expense to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations. The next enactment is not expected to occur before the third quarter of 2011. The impact of the next rate change will be reflected in our income tax expense during the quarter in which the enactment occurs.

Consolidated Sales Results

(in millions of dollars)

	Three Months Ended March 31
	2011	% Change	2010
Unum US
Fully Insured Products	$180.0	10.0%	$163.7
Administrative Services Only (ASO) Products	1.4	133.3	0.6

Total Unum US	181.4	10.4	164.3

Unum UK	17.6	(27.3)	24.2

Colonial Life	70.6	(3.7)	73.3

Individual Disability - Closed Block	0.1	(50.0)	0.2

Consolidated	$269.7	2.9	$262.0

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

Although consolidated sales increased 2.9 percent in the first quarter of 2011 relative to the first quarter of 2010, we continued to experience lower sales growth in some of our product lines, particularly in the expansion of sales to existing accounts. We believe this is mostly attributable to the current economic environment and expect this unfavorable pattern may continue in the near term if current economic conditions persist.

See “Segment Results” as follows for additional discussion of sales by segment.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes realized investment gains and losses and certain tax items, including the 2010 tax charge to reflect the impact of the tax law change, is a better performance measure and a better indicator of the profitability and underlying trends in our business. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses and certain tax items does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

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

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)

	Three Months Ended March 31
	2011	2010
Operating Revenue by Segment	$2,547.9	$2,536.0
Net Realized Investment Gain	15.2	25.6

Revenue	$2,563.1	$2,561.6

Operating Income by Segment	$315.0	$335.6
Net Realized Investment Gain	15.2	25.6
Income Tax	104.8	131.4

Net Income	$225.4	$229.8

	Three Months Ended March 31
	2011		2010
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$215.7	$0.69	$223.5	$0.67
Net Realized Investment Gain	15.2	0.05	25.6	0.08
Income Tax on Net Realized Investment Gain	5.5	0.02	9.1	0.03
Tax Charge	—	—	(10.2)	(0.03)

Net Income	$225.4	$0.72	$229.8	$0.69

*	Assuming Dilution

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

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income	$1,219.4	0.3%	$1,216.1
Net Investment Income	321.6	5.6	304.6
Other Income	31.0	1.6	30.5

Total	1,572.0	1.3	1,551.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	960.7	0.9	952.6
Commissions	139.3	2.3	136.2
Interest and Debt Expense	0.3	—	0.3
Deferral of Acquisition Costs	(88.1)	0.2	(87.9)
Amortization of Deferred Acquisition Costs	83.3	(3.8)	86.6
Other Expenses	267.4	1.2	264.2

Total	1,362.9	0.8	1,352.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$209.1	5.0	$199.2

Operating Ratios (% of Premium Income):
Benefit Ratio	78.8%		78.3%
Other Expense Ratio	21.9%		21.7%
Before-tax Operating Income Ratio	17.1%		16.4%

Unum US Sales

(in millions of dollars)

	Three Months Ended March 31
	2011	% Change	2010
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$29.5	6.9%	$27.6
Group Short-term Disability	14.0	(2.1)	14.3
Group Life	30.8	8.1	28.5
AD&D	2.5	(28.6)	3.5

Subtotal	76.8	3.9	73.9

Supplemental and Voluntary
Individual Disability - Recently Issued	14.2	47.9	9.6
Long-term Care	7.0	29.6	5.4
Voluntary Benefits	82.0	9.6	74.8

Subtotal	103.2	14.9	89.8

Total Fully Insured Products	180.0	10.0	163.7

ASO Products	1.4	133.3	0.6

Total Sales	$181.4	10.4	$164.3

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$52.4	(1.3)%	$53.1
Large Case Market	24.4	17.3	20.8

Subtotal	76.8	3.9	73.9

Supplemental and Voluntary	103.2	14.9	89.8

Total Fully Insured Products	180.0	10.0	163.7

ASO Products	1.4	133.3	0.6

Total Sales	$181.4	10.4	$164.3

Unum US sales were 10.4 percent higher in the first quarter of 2011 compared to the first quarter of 2010, with growth in each of the market sectors other than the group core market segment. Sales in our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, were 1.3 percent lower in the first quarter of 2011 compared to the same period of 2010, with lower group long-term disability and group life and accidental death and dismemberment sales partially offset by higher group short-term disability sales. The number of new accounts added in our group core market segment during the first quarter of 2011 was 13.1 percent higher than the number of new accounts added during the same period of 2010. Sales in our group large case market segment were 17.3 percent higher in the first quarter of 2011 compared to the same period of 2010, due to higher group long-term disability and group life sales, partially offset by lower group short-term disability and accidental death and dismemberment sales. Our sales mix in the first quarter of 2011 was approximately 68 percent core market and 32 percent large case market, slightly above our targeted market distribution mix of 60 percent core market and 40 percent large case market.

Sales of voluntary benefits were 9.6 percent higher in the first quarter of 2011 compared to the first quarter of 2010, and the number of new accounts added was 21.0 percent higher. Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, were 47.9 percent higher in the first quarter of 2011 compared to a weak first quarter of 2010. Sales of group long-term care were 29.6 percent higher in the first quarter of 2011 compared to the same period of 2010.

We continue to believe that the group core market and voluntary benefits market, which combined together are approximately 74 percent of our Unum US first quarter sales and grew 5.1 percent relative to last year’s first quarter, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case, group long-term care, and individual disability markets. While in the short-term we expect economic trends to continue to pressure sales growth, we believe we are well positioned for economic recovery.

Unum US Group Disability Operating Results

Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$397.0	(4.5)%	$415.6
Group Short-term Disability	111.0	4.5	106.2

Total Premium Income	508.0	(2.6)	521.8
Net Investment Income	147.7	(2.4)	151.3
Other Income	22.2	2.3	21.7

Total	677.9	(2.4)	694.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	426.3	(3.0)	439.3
Commissions	40.8	(0.7)	41.1
Interest and Debt Expense	0.3	—	0.3
Deferral of Acquisition Costs	(15.2)	(5.0)	(16.0)
Amortization of Deferred Acquisition Costs	15.1	(7.9)	16.4
Other Expenses	137.1	(0.6)	137.9

Total	604.4	(2.4)	619.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$73.5	(3.0)	$75.8

Operating Ratios (% of Premium Income):
Benefit Ratio	83.9%		84.2%
Other Expense Ratio	27.0%		26.4%
Before-tax Operating Income Ratio	14.5%		14.5%

Premium Persistency:
Group Long-term Disability	89.7%		90.0%
Group Short-term Disability	90.7%		89.4%

Case Persistency:
Group Long-term Disability	89.2%		88.6%
Group Short-term Disability	87.7%		87.6%

Group disability premium income decreased in the first quarter of 2011 compared to the same period of 2010, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher case persistency for both group long-term and short-term disability, as well as higher premium persistency for group short-term disability. Premium persistency for group long-term disability declined slightly compared to the first quarter of 2010, but it is still above historical levels.

Net investment income was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income includes ASO fees of $14.5 million and $14.3 million in the first quarters of 2011 and 2010, respectively.

The benefit ratio was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to a higher rate of claim recoveries for group long-term disability, offset partially by a slight increase in claim incidence rates for group long-term disability relative to the first quarter of 2010.

The deferral of acquisition costs in the first quarter of 2011 was lower than the same period of 2010 due to a decline in the level of group disability acquisition costs. The amortization of acquisition costs in the first quarter of 2011 declined relative to the first quarter of 2010 due to a decrease in amortization related to internal replacement transactions and a declining balance in the deferred acquisition cost asset. The other expense ratio was higher in the first quarter of 2011 relative to the same period of 2010 due to lower premium income.

Unum US Group Life and Accidental Death and Dismemberment Operating Results

Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Group Life	$273.4	1.2%	$270.1
Accidental Death & Dismemberment	27.1	4.2	26.0

Total Premium Income	300.5	1.5	296.1
Net Investment Income	34.2	7.5	31.8
Other Income	0.5	(16.7)	0.6

Total	335.2	2.0	328.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	210.2	1.8	206.5
Commissions	23.5	5.4	22.3
Deferral of Acquisition Costs	(13.1)	2.3	(12.8)
Amortization of Deferred Acquisition Costs	10.8	(10.0)	12.0
Other Expenses	51.0	3.4	49.3

Total	282.4	1.8	277.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$52.8	3.1	$51.2

Operating Ratios (% of Premium Income):
Benefit Ratio	70.0%		69.7%
Other Expense Ratio	17.0%		16.6%
Before-tax Operating Income Ratio	17.6%		17.3%

Premium Persistency:
Group Life	86.4%		92.3%
Accidental Death & Dismemberment	86.1%		90.9%

Case Persistency:
Group Life	88.3%		88.3%
Accidental Death & Dismemberment	88.5%		88.6%

Premium income for group life and accidental death and dismemberment increased in the first quarter of 2011 compared to the same period of 2010 due primarily to higher sales, partially offset by lower premium persistency in the large case group life segment. Case persistency in the first quarter of 2011 was relatively consistent with the same period of 2010. Net investment income was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to an increase in the level of assets supporting this line of business.

The first quarter of 2011 benefit ratio was generally consistent with the benefit ratio of the first quarter of 2010. Commissions and the deferral of acquisition costs were higher in the first quarter of 2011 compared to the prior year first quarter due primarily to higher group life sales. The amortization of acquisition costs in the first quarter of 2011 was lower than the same period of 2010 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was higher in the first quarter of 2011 compared to the first quarter of 2010 due to higher acquisition costs associated with higher sales.

Unum US Supplemental and Voluntary Operating Results

Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$115.1	(2.8)%	$118.4
Long-term Care	150.6	0.9	149.2
Voluntary Benefits	145.2	11.2	130.6

Total Premium Income	410.9	3.2	398.2
Net Investment Income	139.7	15.0	121.5
Other Income	8.3	1.2	8.2

Total	558.9	5.9	527.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	324.2	5.7	306.8
Commissions	75.0	3.0	72.8
Deferral of Acquisition Costs	(59.8)	1.2	(59.1)
Amortization of Deferred Acquisition Costs	57.4	(1.4)	58.2
Other Expenses	79.3	3.0	77.0

Total	476.1	4.5	455.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$82.8	14.7	$72.2

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.2%		50.5%
Long-term Care	126.4%		116.8%
Voluntary Benefits	50.8%		55.7%
Other Expense Ratio	19.3%		19.3%
Before-tax Operating Income Ratio	20.2%		18.1%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	30.9%		30.7%
Long-term Care	83.0%		78.5%

Premium Persistency:
Individual Disability - Recently Issued	89.8%		89.8%
Long-term Care	95.6%		95.4%
Voluntary Benefits	79.5%		80.0%

Premium income in total for these product lines was higher in the first quarter of 2011 compared to last year’s first quarter due primarily to growth in our voluntary benefits product line. We also experienced generally consistent premium persistency for the product lines. Premium income was lower for individual disability – recently issued in the first quarter of 2011 compared to the same period of 2010 due to lower prior period sales. Net investment income was higher in the first quarter of 2011 compared to the first quarter of 2010 due to growth in the level of assets supporting these lines of business as well as higher bond call premiums.

The interest adjusted loss ratio for the individual disability – recently issued line of business in the first quarter of 2011 was generally consistent with last year’s first quarter. The interest adjusted loss ratio for long-term care was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to higher claim incidence rates. The benefit ratio for voluntary benefits was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to a lower average paid claim size for voluntary life and lower liability acceptance rates for voluntary disability.

The deferral of acquisition costs was slightly higher in the first quarter of 2011 than the same period of 2010 due to higher sales. The amortization of deferred acquisition costs was lower in the first quarter of 2011 compared to the first quarter of 2010 due to better than expected premium persistency for certain issue years which results in less amortization. The other expense ratio in the first quarter of 2011 was consistent with the same period of 2010.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage. In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to begin to emerge during 2012. Through the end of the first quarter of 2011, 21 states had accepted our request for a rate increase.

Segment Outlook

Although we experienced premium and sales growth during the first quarter of 2011, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by ongoing high levels of unemployment and the competitive environment. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. The level of disability claims incidence in the first quarter of 2011 was higher than the level of claims incidence in the first half of 2010 but lower than the second half of 2010. We are uncertain as to whether the higher claim incidence experienced in the second half of last year was due to the normal volatility that occurs in our group disability business or was related to the economy. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

We believe we are well positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to achieve marginal year over year growth in our premium income during 2011. We anticipate that the 2011 benefit ratio in our group disability product line will be generally consistent with the level of 2010. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

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

(in millions of dollars, except ratios)

	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$103.4	(5.4)%	$109.3
Group Life	47.6	11.2	42.8
Supplemental and Voluntary	16.1	17.5	13.7

Total Premium Income	167.1	0.8	165.8
Net Investment Income	44.9	12.8	39.8
Other Income	0.1	(80.0)	0.5

Total	212.1	2.9	206.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	115.8	10.7	104.6
Commissions	10.9	5.8	10.3
Deferral of Acquisition Costs	(6.7)	1.5	(6.6)
Amortization of Deferred Acquisition Costs	7.2	5.9	6.8
Other Expenses	36.2	19.1	30.4

Total	163.4	12.3	145.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$48.7	(19.6)	$60.6

Operating Ratios (% of Premium Income):
Benefit Ratio	69.3%		63.1%
Other Expense Ratio	21.7%		18.3%
Before-tax Operating Income Ratio	29.1%		36.6%

Persistency:
Group Long-term Disability	83.5%		90.5%
Group Life	85.7%		94.7%
Supplemental and Voluntary	89.3%		90.1%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK’s reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred in the first quarter of 2011 compared to the same period of 2010, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, translating into dollars decreases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	£64.5	(7.9)%	£70.0
Group Life	29.7	8.4	27.4
Supplemental and Voluntary	10.0	14.9	8.7

Total Premium Income	104.2	(1.8)	106.1
Net Investment Income	28.0	10.2	25.4
Other Income	0.1	(75.0)	0.4

Total	132.3	0.3	131.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	72.3	8.1	66.9
Commissions	6.8	3.0	6.6
Deferral of Acquisition Costs	(4.2)	—	(4.2)
Amortization of Deferred Acquisition Costs	4.5	4.7	4.3
Other Expenses	22.6	15.9	19.5

Total	102.0	9.6	93.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£30.3	(21.9)	£38.8

Weighted Average Pound/Dollar Exchange Rate	1.607		1.562

Premium income was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to lower premium growth from existing customers and pricing actions due to the competitive U.K. market. Persistency, although below the level of 2010, remains strong. Net investment income was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to an increase in the level of assets supporting this business segment and higher bond call premiums.

The benefit ratio was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature, a lower level of claim resolutions in group long-term disability, and lower premium income, partially offset by favorable group long-term disability claim incidence relative to the level of the first quarter of 2010.

We invest in index-linked bonds to match the claim reserves associated with group policies that provide for inflation-linked increases in benefits. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by a similar change in claim payments and reserves in each quarterly period.

The deferral and amortization of acquisition costs was generally consistent year over year. The other expense ratio was higher in the first quarter of 2011 compared to the same period of 2010 due to higher development and marketing expenditures related to Unum UK’s growth plans.

Sales

Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)

	Three Months Ended March 31
	2011	% Change	2010

Group Long-term Disability	$8.2	(29.9)%	$11.7
Group Life	6.8	(37.6)	10.9
Supplemental and Voluntary	2.6	62.5	1.6

Total Sales	$17.6	(27.3)	$24.2

Group Long-term Disability	£5.1	(32.0)%	£7.5
Group Life	4.3	(37.7)	6.9
Supplemental and Voluntary	1.6	60.0	1.0

Total Sales	£11.0	(28.6)	£15.4

Sales in Unum UK’s group long-term disability and group life product lines were lower in the first quarter of 2011 compared to the same period of 2010 due to a decline in sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. These declines were partially offset by higher sales to existing customers. Sales in the supplemental and voluntary line of business increased due to higher sales in the group critical illness product line.

Segment Outlook

The challenging economic and competitive pricing environment in the UK continue to negatively impact Unum UK’s premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also be impacted by a prolonged competitive pricing environment in the U.K. The level of disability claim incidence in the first quarter of 2011 is favorable relative to the same period of 2010, but our claim resolution rate is unfavorable relative to the first quarter of 2010 due in part to the impact of the economic environment on our ability to resolve claims. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

Our current growth strategy focuses on generating organic growth and expanding our role as the leading provider of group disability insurance in the U.K. Our strategy for future growth combines optimizing the performance of our existing business while developing new market opportunities. We intend to optimize performance of the existing business by (i) increasing underwriting and pricing discipline, (ii) improving our claims management processes, and (iii) expanding our broker market capabilities and sales effectiveness. We intend to develop new market opportunities by raising awareness of the need for income protection, including increasing coverage of currently insured groups to include a greater percentage of the workforce, and by offering a suite of employee paid workplace solutions using integrated products with simpler, defined choices and flexible funding options through a streamlined and efficient platform with online capabilities matched to broker and employer needs.

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth for 2011 and anticipate continued negative earnings growth relative to 2010. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. We expect our overall 2011 benefit ratio to be generally consistent with that of 2010. We expect our 2011 profit margins to continue at a favorable level, although slightly below the level of 2010.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.

Operating Results

Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$172.3	5.8%	$162.8
Life	46.2	6.2	43.5
Cancer and Critical Illness	61.9	5.3	58.8

Total Premium Income	280.4	5.8	265.1
Net Investment Income	31.3	4.7	29.9
Other Income	0.1	(50.0)	0.2

Total	311.8	5.6	295.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	144.1	15.5	124.8
Commissions	61.2	6.1	57.7
Deferral of Acquisition Costs	(63.5)	5.1	(60.4)
Amortization of Deferred Acquisition Costs	47.8	—	47.8
Other Expenses	53.2	1.7	52.3

Total	242.8	9.3	222.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$69.0	(5.5)	$73.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.4%		47.1%
Other Expense Ratio	19.0%		19.7%
Before-tax Operating Income Ratio	24.6%		27.5%

Persistency:
Accident, Sickness, and Disability	75.0%		76.2%
Life	86.0%		85.0%
Cancer and Critical Illness	84.6%		84.6%

Premium income was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to prior period sales growth and stable persistency for the life and cancer and critical illness lines of business, partially offset by lower persistency for the accident, sickness, and disability line of business. Although we experienced premium growth of 5.8 percent for the first quarter of 2011, the growth rate continues to be negatively impacted by economic conditions. Net investment income was higher in the first quarter of 2011 compared to the same period of 2010 due primarily to growth in the level of assets.

The overall benefit ratio was higher in the first quarter of 2011 compared to the same period of 2010 due to less favorable risk results in the accident, sickness, and disability product line and in the life product line. Accident, sickness, and disability results were less favorable due to a higher level of incurred claims. Risk results for the life line of business were less favorable due to a larger than expected increase in open claims. Cancer and critical illness results were in line with first quarter of 2010 primarily due to similar levels of incurrals and large claims on the older block of cancer products.

Commissions and the deferral of acquisition costs were both higher in the first quarter of 2011 compared to the same period of 2010 due primarily to an increase in costs related to new business. The other expense ratio was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2011	% Change	2010
Accident, Sickness, and Disability	$47.2	(3.1)%	$48.7
Life	13.3	(7.0)	14.3
Cancer and Critical Illness	10.1	(1.9)	10.3

Total Sales	$70.6	(3.7)	$73.3

Colonial Life’s sales in the first quarter of 2011 were 3.7 percent lower than the first quarter of 2010. New account sales were 10.2 percent lower, but existing account sales were slightly higher than the first quarter of 2010. Commercial market sales were 3.2 percent lower in the first quarter of 2011 compared to the same period of 2010, driven primarily by a sales decline of 33.0 percent in the large case commercial market segment, partially offset by a 2.0 percent increase in our core commercial market segment, which we define as accounts with fewer than 1,000 lives. In the public sector market, sales were 6.0 percent lower in the first quarter of 2011 compared to the same period of 2010. The number of new accounts added in the first quarter of 2011 was 3.6 percent lower than the first quarter of 2010, and the average new case size was 6.8 percent lower.

Segment Outlook

Our premium growth in the first quarter of 2011 improved from the level of growth in the same period of 2010, but it is still below our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe we have a stable business model, with service levels and customer retention that allow us to focus on and deliver premium growth despite the recent marketplace changes and uncertainties. We believe we are well positioned for growth and that significant opportunities exist to accelerate growth during the next several years by (i) focusing on target market segments, (ii) driving new sales in the public sector market, (iii) growing the reach and effectiveness of our distribution, and (iv) revisiting existing accounts to avoid lapses and to generate ongoing sales.

During the remainder of 2011, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, although we expect our overall benefit ratio to be somewhat higher than 2010. We believe premium growth will reaccelerate as the economy improves and employment growth resumes.

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

Operating Results

Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income	$202.3	(5.5)%	$214.0
Net Investment Income	182.0	(4.6)	190.7
Other Income	22.6	5.1	21.5

Total	406.9	(4.5)	426.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	352.3	(3.4)	364.6
Commissions	12.6	(8.0)	13.7
Interest and Debt Expense	2.7	(3.6)	2.8
Other Expenses	29.4	(12.0)	33.4

Total	397.0	(4.2)	414.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$9.9	(15.4)	$11.7

Interest Adjusted Loss Ratio	84.7%		84.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.5%		15.6%
Before-tax Operating Income Ratio	4.9%		5.5%

Premium Persistency	92.8%		93.3%

The decrease in premium income in the first quarter of 2011 compared to the same period of 2010 is due to the expected run-off of this block of closed business driven by expected policy terminations and maturities. Net investment income in the first quarter of 2011 was lower compared to the same period of 2010 due to a decrease in bond call premiums and a decrease in the level of assets.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased in the first quarter of 2011 compared to the first quarter of 2010 due to favorable investment results from the portfolios held by the ceding companies.

The interest adjusted loss ratio for the first quarter of 2011 was slightly higher than the same period of 2010 due primarily to lower premium income. Interest and debt expense in the first quarter of 2011 was slightly lower than last year’s first quarter due to a decrease in the amount of outstanding debt resulting from principal repayments. The other expense ratio was lower in the first quarter of 2011 compared to the same period of 2010 due primarily to lower claims management and claim litigation costs relative to the declining level of premium income.

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

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2011	% Change	2010
Operating Revenue
Premium Income	$0.3	(86.4)%	$2.2
Net Investment Income	38.9	(19.0)	48.0
Other Income	5.9	(16.9)	7.1

Total	45.1	(21.3)	57.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	20.1	(9.9)	22.3
Commissions	0.3	(25.0)	0.4
Interest and Debt Expense	34.9	15.2	30.3
Other Expenses	11.5	(12.9)	13.2

Total	66.8	0.9	66.2

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(21.7)	(143.8)	$(8.9)

Non-Insurance Product Results

Operating revenue was $15.5 million in the first quarter of 2011 compared to $23.7 million in the same period of 2010. Operating losses were $29.8 million in the first quarter of 2011 compared to $17.1 million in the same period of 2010.

The decrease in operating revenue in the first quarter of 2011 compared to the same period of 2010 is due to lower net investment income from private equity partnerships and our investments in low-income housing tax credit partnerships. The negative impact on net investment income and operating income by segment from our increased level of investment in low-income housing tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

The increased operating loss was due primarily to the lower level of net investment income and higher interest and debt expense. Interest and debt expense increased in the first quarter of 2011 relative to the prior year first quarter due to the September 2010 issuance of $400.0 million of 5.625% senior notes. During the first quarter of 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured, which will result in lower interest expense for the remainder of 2011. We also had lower interest in the first quarter of 2011 compared to the first quarter of 2010 on our $350.0 million 7.125% unsecured senior notes which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010.

Insurance Product Results

Operating revenue for our insurance products was $29.6 million in the first quarter of 2011 compared to $33.6 million in the same period of 2010, with higher premium income in the first quarter of 2010 due to a refund of premium from the reinsurance pools. These closed lines of business had operating income of $8.1 million in the first quarter of 2011 compared to $8.2 million in the same period of 2010, with lower expenses offsetting the decline in premium income.

Segment Outlook

Our investment portfolio quality remains very strong, with low default experience during the first quarter of 2011. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through strong statutory earnings. While we intend to maintain our disciplined approach to risk management throughout 2011, we believe we are well positioned wherein we have substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

Interest and debt expense for 2011 is expected to remain generally consistent with the level of 2010 due to the $225.1 million of debt which matured during the first quarter of 2011 and no expected issuances of new debt in 2011. We do not expect 2011 litigation costs to remain at the elevated level of 2010, and pension expenses are expected to remain generally consistent in 2011 with the level of 2010.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. At March 31, 2011, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. We held $393.0 million fair value ($377.2 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.

Investment Results

Net investment income was $618.7 million in the first quarter of 2011, an increase of 0.9 percent relative to the same period of 2010. Net investment income was slightly higher due to continued growth in the level of invested assets, partially offset by lower bond call premiums, lower earnings from private equity partnerships, and an increase in the amortization of the principal amount invested in our tax credit partnerships.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.69 percent as of March 31, 2011, and the weighted average credit rating was A3. This compares to a yield of 6.71 percent as of December 31, 2010, and a weighted average credit rating of A3. We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2011	2010
Fixed Maturity Securities
Gross Gains on Sales	$9.5	$18.0
Gross Losses on Sales	(6.9)	(14.5)
Other-Than-Temporary Impairment Loss	(2.3)	(0.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.2	5.0
Gross Losses on Sales	(0.4)	(0.5)
Impairment Loss	0.0	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	14.1	18.3

Net Realized Investment Gain	$15.2	$25.6

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary-impairments or from the sale of fixed maturity securities during the first quarter of 2011 or 2010.

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

The change in fair value of this embedded derivative recognized as a realized gain during the first quarters of 2011 and 2010 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(82.2) million at March 31, 2011, compared to $(96.3) million at December 31, 2010, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities

The fair value and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification are as follows:

Fixed Maturity Securities – By Industry Classification

As of March 31, 2011

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,175.3	$152.7	$281.4	$11.1	$1,893.9	$163.8
Capital Goods	3,491.9	328.1	336.9	11.1	3,155.0	339.2
Communications	2,728.0	291.8	294.1	10.3	2,433.9	302.1
Consumer Cyclical	1,298.2	72.5	298.2	22.3	1,000.0	94.8
Consumer Non-Cyclical	5,063.8	466.6	323.8	19.2	4,740.0	485.8
Energy (Oil & Gas)	3,303.3	396.9	129.9	1.7	3,173.4	398.6
Financial Institutions	3,473.6	126.4	870.1	31.0	2,603.5	157.4
Mortgage/Asset-Backed	3,348.8	310.5	27.3	0.9	3,321.5	311.4
Sovereigns	1,439.0	151.6	0.0	0.0	1,439.0	151.6
Technology	788.1	92.7	28.5	0.2	759.6	92.9
Transportation	1,040.1	119.9	59.2	2.2	980.9	122.1
U.S. Government Agencies and Municipalities	2,370.6	89.4	811.8	60.7	1,558.8	150.1
Utilities	9,737.5	745.8	1,178.4	46.6	8,559.1	792.4
Redeemable Preferred Stocks	56.9	1.1	30.0	0.8	26.9	1.9

Total	$40,315.1	$3,346.0	$4,669.6	$218.1	$35,645.5	$3,564.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2011 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2011.

Unrealized Loss on Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$14.8	$93.2	$5.9	$31.8	$22.3
> 90 <= 180 days	82.4	16.9	7.2	1.2	42.0
> 180 <= 270 days	14.5	1.9	0.9	9.0	1.4
> 270 days <= 1 year	1.6	0.0	0.3	0.0	2.1
> 1 year <= 2 years	1.5	2.0	2.4	4.2	45.8
> 2 years <= 3 years	9.6	24.4	17.5	27.9	43.3
> 3 years	37.2	43.3	37.9	92.1	128.2

Sub-total	161.6	181.7	72.1	166.2	285.1

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	0.0	0.0	2.4	2.6	6.3
> 2 years <= 3 years	3.4	3.2	0.0	0.0	11.1
> 3 years	11.9	0.0	0.0	0.0	0.5

Sub-total	15.3	3.2	2.4	2.6	17.9

Total	$176.9	$184.9	$74.5	$168.8	$303.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities

Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$5.2	$5.1	$0.5	$8.8	$3.8
> 90 <= 180 days	4.0	0.1	1.9	1.4	0.0
> 180 <= 270 days	0.1	4.1	0.0	0.0	0.0
> 270 days <= 1 year	3.1	0.0	0.0	0.0	0.0
> 1 year <= 2 years	0.0	0.0	1.5	12.3	13.8
> 2 years <= 3 years	5.1	14.0	28.9	41.5	48.8
> 3 years	23.3	28.8	28.5	38.7	23.0

Sub-total	40.8	52.1	61.3	102.7	89.4

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	0.0	0.0	0.0	0.0	9.9
> 2 years <= 3 years	0.0	0.0	0.0	4.2	1.4
> 3 years	0.4	0.4	1.7	2.2	12.2

Sub-total	0.4	0.4	1.7	6.4	23.5

Total	$41.2	$52.5	$63.0	$109.1	$112.9

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities

As of March 31, 2011

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Consumer Cyclical	$23.2	$11.9	1
U.S. Government Agencies and Municipalities	32.5	10.3	1

Total	$55.7	$22.2	2

At March 31, 2011, our mortgage/asset-backed securities had an average life of 4.62 years, effective duration of 3.94 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities. Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2011, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,750.4 million and $2,874.5 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,556.7 million and $1,516.8 million on an amortized cost basis at March 31, 2011 and December 31, 2010, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. At March 31, 2011, we held one mortgage loan which was considered impaired. The mortgage loan was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million. At December 31, 2010, we held two mortgage loans which were considered impaired. The mortgage loans were carried at the estimated net realizable value of $22.9 million, net of a valuation allowance of $1.5 million. During the first quarter of 2011, we foreclosed on one of these mortgage loans and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.5 million at March 31, 2011. The carrying value of fixed maturity securities posted as collateral to our counterparties was $164.8 million at March 31, 2011. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody’s and S&P, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $59.9 million and $56.2 million on a fair value basis at March 31, 2011 and December 31, 2010, respectively.

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

We have met all minimum pension funding requirements set forth by ERISA. A fourth quarter of 2010 contribution of $100.0 million was made in lieu of our planned 2011 contribution, and we do not anticipate making any additional contributions during 2011. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions during 2011 of approximately £3.2 million, £0.8 of which was contributed during the first quarter of 2011.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During 2010, we repurchased 16.4 million shares, at a cost of $356.0 million, under this share repurchase program. The $500.0 million share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program has an expiration date of August 2012.

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, we repurchased an additional 0.9 million shares on the open market at a cost of $23.6 million, for a total repurchase of 8.6 million shares during the first quarter of 2011.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $816 million and $1.2 billion at March 31, 2011 and December 31, 2010, respectively. The decrease reflects the purchase and retirement of $225.1 million of our 7.625% senior notes, as well as the first quarter of 2011 share repurchases. The March 31, 2011 balance was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.45 years, and various money-market funds. No significant restrictions exist on our ability to use or access these funds. We believe we hold sufficient resources to meet our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults.

During 2011, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level well above capital adequacy requirements. We also expect Unum Limited to operate above the Financial Services Authority (FSA) capital adequacy requirements and minimum solvency margins.

Consolidated Cash Flows

Operating Cash Flows

Net cash provided by operating activities was $301.0 million for the first quarter of 2011, compared to $281.6 million for the comparable period of 2010. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first quarter of 2010 include pension contributions of approximately $67.0 million.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments. Investing cash outflows consist primarily of payments for purchases of investments. Net cash provided by investing activities was $188.0 million for the first quarter of 2011, compared to net cash used of $249.9 million for the comparable period of 2010.

Our sales of available-for-sale securities declined in the first quarter of 2011 compared to the same period of 2010. During the three months ended March 31, 2010, sales of securities were higher than normal in order to provide funding for new purchases designed to reposition the portfolio and improve our asset and liability duration match as well as to take advantage of relative value opportunities. Proceeds from maturities of available-for-sale securities were higher in the first quarter of 2011 compared to the same period of 2010 primarily due to a significant increase in scheduled maturities.

Proceeds from sales and maturities of other investments decreased in the first quarter of 2011 compared to the same period of 2010 primarily due to a decrease in scheduled maturities of mortgage loans, offset by a slight increase in proceeds from terminations of derivative contracts within our cash flow hedging programs.

Purchases of available-for-sale securities were lower in the first quarter of 2011 compared to the same period of 2010 due primarily to the portfolio repositioning program we enacted during the first three months of 2010, as discussed above.

Purchases of other investments increased in the first quarter of 2011 compared to the same period of 2010 as a result of an increase in funding of tax credit partnerships and mortgage loans.

Net sales of short-term investments increased in the first quarter of 2011 compared to the same period of 2010 to provide funding for payment for our debt maturing in March 2011 and to also fund the first quarter repurchases of Unum Group common stock. Additionally, we sold part of our short-term investment portfolio and repositioned into U.S. agency mortgage-backed securities during the first quarter of 2011 in order to take advantage of higher yields.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuances or repurchases of common stock, and dividends paid to stockholders. Net cash used by financing activities was $486.0 million for the first quarter of 2011, compared to $51.6 million for the comparable period of 2010.

During the first quarter of 2011, we made short-term debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011. During the first quarter of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

During each of the first quarters of 2011 and 2010, Tailwind Holdings made principal payments of $2.5 million on its floating rate, senior secured non-recourse notes due 2036. During the first quarters of 2011 and 2010, Northwind Holdings made principal payments of $21.7 million and $20.8 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

During the first quarter of 2011, we repurchased 8.6 million shares of Unum Group’s common stock at a cost of $223.6 million. Approximately $7.9 million of the amount repurchased was settled in April 2011.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and FSA capital adequacy requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.

Debt

At March 31, 2011, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,605.0 million. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.1 percent at March 31, 2011, compared to 25.9 percent at December 31, 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings, was 20.9 percent at March 31, 2011 compared to 22.8 percent at December 31, 2010. The decrease in our leverage ratio is due primarily to the first quarter maturity of $225.1 million of senior notes and principal payments on the debt of Northwind Holdings and Tailwind Holdings. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders’ equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings is a better indicator of our ability to meet our financial obligations.

We monitor our compliance with our debt covenants. There are no significant financial covenants associated with any of our outstanding debt obligations. We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

See “Debt” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010, for further discussion.

Commitments

At March 31, 2011, we had non-binding commitments of approximately $65.8 million to fund certain of our private equity partnerships and $1.9 million to fund underlying partnerships in our investment in a special purpose entity. The funds are due upon satisfaction of contractual notice from the issuer and may or may not be funded during the term of the securities. In addition, we have legally binding unfunded commitments of $168.1 million and $12.4 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferrable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively.

We also had non-binding commitments of $129.5 million to fund certain of our investments in private placement fixed maturity securities. The funds will be due upon satisfaction of contractual notice from the issuer of the private placement securities. The amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. During the first quarter of 2011, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted above.

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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions, which increase our investment income with minimal risk. We had no securities lending transactions during the first quarter of 2011.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had no repurchase agreements outstanding at March 31, 2011, nor did we utilize any repurchase agreements during the first quarter of 2011. Our use of repurchase agreements can fluctuate during any given period, depending on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody’s	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa3 (Moderate)	BBB-(Good)

Financial Strength Ratings
Provident Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life & Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first quarter of 2011 or prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2010 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. During the first three months of 2011, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2) (3) (4)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3) (4)
January 1 - January 31, 2011	—	$—	—	$144,308,452
February 1 - February 28, 2011	7,134,364	25.98	7,134,364	944,308,452
March 1 - March 31, 2011	1,463,954	26.11	1,463,954	920,734,642

Total	8,598,318		8,598,318

(1)	The average price paid per share excludes the cost of commissions.
(2)	On May 19, 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock through May 18, 2011.
(3)	On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group’s common stock, in addition to the amount remaining to be repurchased under the previous authorization discussed above. The $1.0 billion share repurchase program has an expiration date of August 2012.
(4)	On February 4, 2011, we repurchased 7,134,364 shares, at a cost of $200.0 million, using an accelerated repurchase agreement. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock. The final price adjustment settlement occurred on March 18, 2011 resulting in the delivery to us of 563,954 additional shares. In total, we repurchased 7,698,318 shares pursuant to the accelerated repurchase agreement, which completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Management Incentive Compensation Plan, as amended.

Exhibit 10.2	Form of Restricted Stock Unit Agreement with Employee, as amended.

Exhibit 10.3	Form of Cash Settled Restricted Stock Unit Agreement with Employee, as amended.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 4, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date: May 4, 2011	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 4, 2011	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer