Form 10-Q
period 2011-06-30
Unum Group
filed 2011-08-03
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
303,460,132 shares of the registrant’s common stock were outstanding as of July 29, 2011.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Quarterly Report on Form 10-Q (including certain statements in the consolidated financial statements and related notes and Management's Discussion and Analysis), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking. Forward-looking statements are those not based on historical information, but rather relate to future operations, strategies, financial results, or other developments and speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as “incorporation by reference.” You can find many of these statements by looking for words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” or similar expressions in this document or in documents incorporated herein.

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

•
Changes in claim incidence, recovery rates, and offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of claims management operations, and changes in government programs.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $36,852.5; $36,546.6)	$40,768.4	$40,035.6
Mortgage Loans	1,576.3	1,516.8
Policy Loans	2,948.8	2,996.1
Other Long-term Investments	573.9	529.3
Short-term Investments	928.6	1,163.1
Total Investments	46,796.0	46,240.9

Other Assets
Cash and Bank Deposits	71.2	53.6
Accounts and Premiums Receivable	1,690.4	1,665.8
Reinsurance Recoverable	4,785.8	4,827.9
Accrued Investment Income	766.5	669.8
Deferred Acquisition Costs	2,557.6	2,521.1
Goodwill	201.6	201.2
Property and Equipment	487.2	476.8
Other Assets	659.5	650.6

Total Assets	$58,015.8	$57,307.7

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued
Unum Group and Subsidiaries

	June 30 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,527.4	$1,565.0
Reserves for Future Policy and Contract Benefits	40,325.9	39,715.0
Unearned Premiums	533.1	436.7
Other Policyholders’ Funds	1,639.2	1,669.7
Income Tax Payable	124.4	135.7
Deferred Income Tax	507.6	417.2
Short-term Debt	140.4	225.1
Long-term Debt	2,589.1	2,631.3
Other Liabilities	1,545.9	1,567.6

Total Liabilities	48,933.0	48,363.3

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 358,225,274 and 364,842,919 shares	35.8	36.5
Additional Paid-in Capital	2,577.2	2,615.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	471.7	408.3
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	—	2.1
Net Gain on Cash Flow Hedges	355.9	361.0
Foreign Currency Translation Adjustment	(82.8)	(110.9)
Unrecognized Pension and Postretirement Benefit Costs	(308.8)	(318.6)
Retained Earnings	7,313.7	7,060.8
Treasury Stock - at cost: 54,838,360 shares and 48,269,467 shares	(1,279.9)	(1,110.2)

Total Stockholders’ Equity	9,082.8	8,944.4

Total Liabilities and Stockholders’ Equity	$58,015.8	$57,307.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,875.0	$1,849.8	$3,744.5	$3,713.0
Net Investment Income	637.1	629.8	1,255.8	1,242.8
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(0.7)	(10.2)	(3.0)	(10.4)
Other Net Realized Investment Gain (Loss)	(2.9)	(19.3)	14.6	6.5
Net Realized Investment Gain (Loss)	(3.6)	(29.5)	11.6	(3.9)
Other Income	56.0	60.5	115.7	120.3
Total Revenue	2,564.5	2,510.6	5,127.6	5,072.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,599.4	1,579.6	3,192.4	3,148.5
Commissions	217.9	207.8	442.2	426.1
Interest and Debt Expense	35.1	34.1	73.0	67.5
Deferral of Acquisition Costs	(158.2)	(149.7)	(316.5)	(304.6)
Amortization of Deferred Acquisition Costs	136.9	135.9	275.2	277.1
Compensation Expense	198.7	191.4	400.6	388.7
Other Expenses	196.7	203.4	392.5	399.6
Total Benefits and Expenses	2,226.5	2,202.5	4,459.4	4,402.9

Income Before Income Tax	338.0	308.1	668.2	669.3

Income Tax
Current	91.0	95.2	156.3	170.1
Deferred	17.2	3.2	56.7	59.7
Total Income Tax	108.2	98.4	213.0	229.8

Net Income	$229.8	$209.7	$455.2	$439.5

Net Income Per Common Share
Basic	$0.75	$0.63	$1.47	$1.32
Assuming Dilution	$0.75	$0.63	$1.46	$1.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2011	2010
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.5	$36.4
Common Stock Activity	0.1	0.1
Retirement of Repurchased Common Shares	(0.8)	—
Balance at End of Period	35.8	36.5

Additional Paid-in Capital
Balance at Beginning of Year	2,615.4	2,587.4
Common Stock Activity	17.0	20.1
Retirement of Repurchased Common Shares	(55.2)	—
Balance at End of Period	2,577.2	2,607.5

Accumulated Other Comprehensive Income
Balance at Beginning of Year	341.9	341.0
Change During Period	94.1	96.9
Balance at End of Period	436.0	437.9

Retained Earnings
Balance at Beginning of Year	7,060.8	6,289.5
Net Income	455.2	439.5
Dividends to Stockholders (per common share: $0.185; $0.165)	(58.3)	(55.2)
Retirement of Repurchased Common Shares	(144.0)	—
Balance at End of Period	7,313.7	6,673.8

Treasury Stock
Balance at Beginning of Year	(1,110.2)	(754.2)
Purchases of Treasury Stock	(169.7)	(129.8)
Balance at End of Period	(1,279.9)	(884.0)

Total Stockholders’ Equity at End of Period	$9,082.8	$8,871.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2011	2010
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$455.2	$439.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	88.4	43.5
Change in Deferred Acquisition Costs	(41.3)	(27.5)
Change in Insurance Reserves and Liabilities	221.9	339.8
Change in Income Taxes	43.6	125.5
Change in Other Accrued Liabilities	31.0	(58.9)
Non-cash Adjustments to Net Investment Income	(215.8)	(236.4)
Net Realized Investment (Gain) Loss	(11.6)	3.9
Depreciation	39.7	37.0
Other, Net	4.6	2.0
Net Cash Provided by Operating Activities	615.7	668.4

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	585.5	550.4
Proceeds from Maturities of Available-for-Sale Securities	905.5	1,327.1
Proceeds from Sales and Maturities of Other Investments	69.2	63.6
Purchase of Available-for-Sale Securities	(1,588.1)	(2,080.7)
Purchase of Other Investments	(165.1)	(106.9)
Net Sales (Purchases) of Short-term Investments	196.2	(42.8)
Other, Net	(49.4)	(139.8)
Net Cash Used by Investing Activities	(46.2)	(429.1)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	(84.7)	—
Long-term Debt Repayments	(49.4)	(57.7)
Issuance of Common Stock	6.9	8.7
Repurchase of Common Stock	(369.7)	(127.6)
Dividends Paid to Stockholders	(58.3)	(55.2)
Other, Net	3.3	2.3
Net Cash Used by Financing Activities	(551.9)	(229.5)

Effect of Foreign Exchange Rate Changes on Cash	—	(0.1)

Net Increase in Cash and Bank Deposits	17.6	9.7

Cash and Bank Deposits at Beginning of Year	53.6	71.6

Cash and Bank Deposits at End of Period	$71.2	$81.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars)
Net Income	$229.8	$209.7	$455.2	$439.5

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains and Losses on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $196.0; $440.0; $155.3; $597.2)	371.8	823.1	294.5	1,129.1
Change in Net Unrealized Gains and Losses on Securities Other-Than-Temporarily Impaired (net of tax benefit of $ - ; $0.5; $1.1; $0.5)	—	(0.9)	(2.1)	(0.9)
Total Change in Net Unrealized Gains and Losses on Securities Before Reclassification Adjustment (net of tax expense of $196.0; $439.5; $154.2; $596.7)	371.8	822.2	292.4	1,128.2
Reclassification Adjustment for Net Realized Investment (Gain) Loss (net of tax expense (benefit) of $0.7; $(0.6); $1.2; $0.7)	(1.8)	0.4	(2.4)	(1.8)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $2.7; $36.1; $(2.7); $28.9)	4.8	67.9	(5.1)	53.9
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $181.5; $453.4; $121.7; $543.0)	(341.9)	(845.4)	(228.7)	(1,029.6)
Change in Foreign Currency Translation Adjustment	1.3	(15.7)	28.1	(78.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $2.5; $3.0; $4.1; $(5.5))	4.7	5.6	9.8	24.2
Total Other Comprehensive Income	38.9	35.0	94.1	96.9

Comprehensive Income	$268.7	$244.7	$549.3	$536.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2011

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to June 30, 2011 for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted during the First Six Months of 2010:

Accounting Standards Codification (ASC) 810 “Consolidation”

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and require enhanced disclosures about an enterprise's involvement with a variable interest entity. We adopted this update effective January 1, 2010. The adoption of this update had no effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 2 - Accounting Developments - Continued

Accounting Updates Outstanding:

ASC 220 "Comprehensive Income"

In June 2011, the FASB issued an update related to the financial statement presentation of comprehensive income. This update requires that changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present net income and its components, followed consecutively by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update shall be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will modify our financial statement presentation but will have no effect on our financial position or results of operations.

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

ASC 820 “Fair Value Measurements and Disclosures”

In May 2011, the FASB issued an update to require additional disclosures regarding fair value measurements and to provide clarifying guidance on the application of existing fair value measurement requirements. Specifically, the update requires additional information on Level 1 and Level 2 transfers within the fair value hierarchy; the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed; and information about the sensitivity of a fair value measurement in Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will expand our disclosures but will have no effect on our financial position or results of operations.

ASC 860 “Transfers and Servicing”

In April 2011, the FASB issued an update to revise the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possess adequate collateral to fund substantially all the cost of purchasing replacement financial assets. This update will be effective for interim and annual reporting periods beginning on or after December 15, 2011 and early adoption is prohibited. The adoption of this update will have no effect on our financial position or results of operations.

ASC 944 “Financial Services - Insurance”

In October 2010, the FASB issued an update which is intended to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update modify the existing guidance and require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. The amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and permit retrospective application.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 2 - Accounting Developments - Continued

Our expected retrospective adoption of this update will result in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption.
We are evaluating the full effects of implementing this update, but we currently estimate that our retrospective adoption will result in a cumulative effect adjustment to the opening balance of retained earnings of between $400.0 million and $600.0 million in the year of adoption.  We currently estimate the adoption of this update will result in an immaterial decrease in net income in 2012 and in the years preceding to which the retrospective adoption will be applied.
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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$40,768.4	$40,768.4	$40,035.6	$40,035.6
Mortgage Loans	1,576.3	1,699.9	1,516.8	1,685.4
Policy Loans	2,948.8	2,997.8	2,996.1	3,044.4
Other Long-term Investments
Derivatives	85.0	85.0	99.1	99.1
Equity Securities	13.2	13.2	10.4	10.4
Miscellaneous Long-term Investments	475.7	475.7	419.8	419.8

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$643.5	$643.5	$656.3	$656.3
Supplementary Contracts without Life Contingencies	497.9	497.9	508.5	508.5
Short-term Debt	140.4	140.4	225.1	226.8
Long-term Debt	2,589.1	2,572.0	2,631.3	2,483.8
Other Liabilities
Derivatives	203.6	203.6	199.6	199.6
Embedded Derivative in Modified Coinsurance Arrangement	87.0	87.0	96.3	96.3
Unfunded Commitments to Investment Partnerships	177.8	177.8	169.9	169.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,741.7 million and $2,790.5 million as of June 30, 2011 and December 31, 2010, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

Miscellaneous Long-term Investments: Carrying amounts approximate fair value.

Policyholders’ Funds: Policyholders' funds are comprised primarily of deferred annuity products and supplementary contracts without life contingencies. The carrying amounts approximate fair value.

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Short-term and Long-term Debt: Fair values for short-term and long-term debt other than securities lending transactions are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Carrying amounts for outstanding securities lending transactions approximate fair value.

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
June 30, 2011
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

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

At June 30, 2011, approximately 16.8 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 83.2 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•
Approximately 67.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Approximately 4.8 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

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

The categorization of fair value measurements by input level is as follows:

	June 30, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$120.9	$1,009.6	$—	$1,130.5
States, Municipalities, and Political Subdivisions	49.0	1,320.1	—	1,369.1
Foreign Governments	7.6	1,442.6	—	1,450.2
Public Utilities	1,074.4	8,594.1	217.9	9,886.4
Mortgage/Asset-Backed Securities	—	3,219.5	19.7	3,239.2
All Other Corporate Bonds	5,610.2	17,497.0	528.3	23,635.5
Redeemable Preferred Stocks	—	34.9	22.6	57.5
Total Fixed Maturity Securities	6,862.1	33,117.8	788.5	40,768.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	84.8	—	84.8
Foreign Exchange Contracts	—	0.2	—	0.2
Total Derivatives	—	85.0	—	85.0
Equity Securities	9.6	—	3.6	13.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$33.2	$—	$33.2
Foreign Exchange Contracts	—	170.4	—	170.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	87.0	87.0
Total Derivatives	—	203.6	87.0	290.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2010
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$102.8	$998.9	$—	$1,101.7
States, Municipalities, and Political Subdivisions	301.9	943.3	—	1,245.2
Foreign Governments	0.7	1,408.6	—	1,409.3
Public Utilities	840.1	8,670.5	173.6	9,684.2
Mortgage/Asset-Backed Securities	—	3,384.8	0.7	3,385.5
All Other Corporate Bonds	4,170.7	18,154.3	829.7	23,154.7
Redeemable Preferred Stocks	—	33.3	21.7	55.0
Total Fixed Maturity Securities	5,416.2	33,593.7	1,025.7	40,035.6

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	98.4	—	98.4
Foreign Exchange Contracts	—	0.7	—	0.7
Total Derivatives	—	99.1	—	99.1
Equity Securities	—	8.9	1.5	10.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$39.1	$—	$39.1
Foreign Exchange Contracts	—	160.5	—	160.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	96.3	96.3
Total Derivatives	—	199.6	96.3	295.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$16.1	$—
States, Municipalities, and Political Subdivisions	—	27.0	25.4	301.9
Foreign Governments	—	—	—	0.7
Public Utilities	531.8	762.1	698.3	526.9
All Other Corporate Bonds	1,941.6	2,320.4	2,608.5	1,528.2
Total Fixed Maturity Securities	$2,473.4	$3,109.5	$3,348.3	$2,357.7

Equity Securities	$9.9	$—	$9.0	$—

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$18.3	$122.9	$114.3	$—
States, Municipalities, and Political Subdivisions	—	26.0	—	75.6
Public Utilities	485.9	697.1	577.1	655.8
All Other Corporate Bonds	1,991.5	1,849.1	2,689.8	1,258.1
Redeemable Preferred Stock	—	5.8	—	5.5
Total Fixed Maturity Securities	$2,495.7	$2,700.9	$3,381.2	$1,995.0

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
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$324.7	$0.7	$3.0	$—	$(10.2)	$89.1	$(189.4)	$217.9
Mortgage/Asset-Backed Securities	32.2	—	(0.3)	19.4	(0.1)	—	(31.5)	19.7
All Other Corporate Bonds	633.8	(1.9)	3.3	25.0	(6.8)	53.1	(178.2)	528.3
Redeemable Preferred Stocks	0.1	—	0.8	—	—	21.7	—	22.6
Total Fixed Maturity Securities	990.8	(1.2)	6.8	44.4	(17.1)	163.9	(399.1)	788.5

Equity Securities	1.5	—	0.1	2.0	—	—	—	3.6
Embedded Derivative in Modified Coinsurance Arrangement	(82.2)	(4.8)	—	—	—	—	—	(87.0)

	Three Months Ended June 30, 2010
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Foreign Governments	$39.7	$—	$—	$—	$—	$—	$(39.7)	$—
Public Utilities	218.7	—	3.0	—	—	4.6	(153.9)	72.4
Mortgage/Asset-Backed Securities	2.0	—	—	—	(0.5)	—	—	1.5
All Other Corporate Bonds	557.7	—	10.3	5.0	(19.8)	129.2	(252.3)	430.1
Redeemable Preferred Stocks	0.1	—	1.0	—	—	20.2	—	21.3
Total Fixed Maturity Securities	818.2	—	14.3	5.0	(20.3)	154.0	(445.9)	525.3

Equity Securities	1.5	—	0.5	6.9	—	—	—	8.9
Embedded Derivative in Modified Coinsurance Arrangement	(99.1)	(23.6)	—	—	—	—	—	(122.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$0.7	$4.7	$—	$(10.5)	$180.7	$(131.3)	$217.9
Mortgage/Asset-Backed Securities	0.7	—	(0.3)	19.4	(0.1)	—	—	19.7
All Other Corporate Bonds	829.7	(2.1)	8.9	41.7	(15.0)	53.0	(387.9)	528.3
Redeemable Preferred Stocks	21.7	—	0.9	—	—	—	—	22.6
Total Fixed Maturity Securities	1,025.7	(1.4)	14.2	61.1	(25.6)	233.7	(519.2)	788.5

Equity Securities	1.5	—	0.1	2.0	—	—	—	3.6
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	9.3	—	—	—	—	—	(87.0)

	Six Months Ended June 30, 2010
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$264.3	$(1.0)	$6.6	$—	$(6.5)	$5.6	$(196.6)	$72.4
Mortgage/Asset-Backed Securities	4.7	—	0.3	—	(3.5)	—	—	1.5
All Other Corporate Bonds	580.0	(1.8)	22.8	5.0	(36.4)	152.2	(291.7)	430.1
Redeemable Preferred Stocks	20.4	—	0.9	—	—	—	—	21.3
Total Fixed Maturity Securities	869.4	(2.8)	30.6	5.0	(46.4)	157.8	(488.3)	525.3

Equity Securities	1.5	—	0.6	6.9	(0.1)	—	—	8.9
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	(5.3)	—	—	—	—	—	(122.7)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) for the three and six months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

ended June 30, 2011 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at the end of that period were $(4.8) million and $9.3 million, respectively. Losses for the three and six months ended June 30, 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at the end of that period were $23.6 million and $5.3 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

At June 30, 2011 and December 31, 2010, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	June 30, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$994.6	$146.6	$10.7	$1,130.5
States, Municipalities, and Political Subdivisions	1,334.8	60.4	26.1	1,369.1
Foreign Governments	1,280.4	169.9	0.1	1,450.2
Public Utilities	8,966.3	950.9	30.8	9,886.4
Mortgage/Asset-Backed Securities	2,882.0	359.7	2.5	3,239.2
All Other Corporate Bonds	21,338.6	2,397.8	100.9	23,635.5
Redeemable Preferred Stocks	55.8	2.8	1.1	57.5
Total Fixed Maturity Securities	$36,852.5	$4,088.1	$172.2	$40,768.4

There were no other-than-temporary impairments recognized in accumulated other comprehensive income as of June 30, 2011.

	December 31, 2010
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
United States Government and Government Agencies and Authorities	$981.7	$128.6	$8.6	$1,101.7	$—
States, Municipalities, and Political Subdivisions	1,271.0	21.5	47.3	1,245.2	—
Foreign Governments	1,248.6	160.7	—	1,409.3	—
Public Utilities	8,874.2	854.3	44.3	9,684.2	—
Mortgage/Asset-Backed Securities	3,047.8	338.3	0.6	3,385.5	—
All Other Corporate Bonds	21,067.5	2,221.3	134.1	23,154.7	3.9
Redeemable Preferred Stocks	55.8	1.7	2.5	55.0	—
Total Fixed Maturity Securities	$36,546.6	$3,726.4	$237.4	$40,035.6	$3.9

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	June 30, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$64.1	$5.0	$10.9	$5.7
States, Municipalities, and Political Subdivisions	306.9	12.3	105.4	13.8
Foreign Governments	7.6	0.1	—	—
Public Utilities	681.9	29.3	30.8	1.5
Mortgage/Asset-Backed Securities	63.9	1.6	25.4	0.9
All Other Corporate Bonds	1,360.5	34.9	734.9	66.0
Redeemable Preferred Stocks	7.8	0.2	21.9	0.9
Total Fixed Maturity Securities	$2,492.7	$83.4	$929.3	$88.8

	December 31, 2010
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$23.9	$3.1	$10.9	$5.5
States, Municipalities, and Political Subdivisions	660.6	28.4	100.3	18.9
Public Utilities	1,073.8	41.0	41.0	3.3
Mortgage/Asset-Backed Securities	34.5	0.1	45.5	0.5
All Other Corporate Bonds	1,667.2	48.3	1,071.7	85.8
Redeemable Preferred Stocks	7.6	0.4	20.7	2.1
Total Fixed Maturity Securities	$3,467.6	$121.3	$1,290.1	$116.1

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2011
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$670.7	$17.6	$598.0	$0.3	$90.0
Over 1 year through 5 years	4,893.6	457.9	5,210.1	2.3	139.1
Over 5 years through 10 years	9,761.1	1,069.8	10,172.4	20.9	637.6
Over 10 years	18,645.1	2,183.1	18,216.0	146.2	2,466.0
	33,970.5	3,728.4	34,196.5	169.7	3,332.7
Mortgage/Asset-Backed Securities	2,882.0	359.7	3,149.9	2.5	89.3
Total Fixed Maturity Securities	$36,852.5	$4,088.1	$37,346.4	$172.2	$3,422.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
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

At June 30, 2011, the fair value of investment-grade fixed maturity securities was $37,945.8 million, with a gross unrealized gain of $3,946.1 million and a gross unrealized loss of $135.7 million. The gross unrealized loss on investment-grade fixed maturity securities was 78.8 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At June 30, 2011, the fair value of below-investment-grade fixed maturity securities was $2,822.6 million, with a gross unrealized gain of $142.0 million and a gross unrealized loss of $36.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 21.2 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2011, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2011, we held 165 individual investment-grade fixed maturity securities and 42 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 47 investment-grade fixed maturity securities and 22 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	Whether we expect to recover the entire amortized cost basis of the security

•	Whether we intend to sell the security or will be required to sell the security before the recovery of its amortized cost basis

•	Whether the security is current as to principal and interest payments

•	The significance of the decline in value

•	The time period during which there has been a significant decline in value

•	Current and future business prospects and trends of earnings

•	The valuation of the security’s underlying collateral

•	Relevant industry conditions and trends relative to their historical cycles

•	Market conditions

•	Rating agency and governmental actions

•	Bid and offering prices and the level of trading activity

•	Adverse changes in estimated cash flows for securitized investments

•	Changes in fair value subsequent to the balance sheet date

•	Any other key measures for the related security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 4 - Investments - Continued

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
June 30, 2011
Note 4 - Investments - Continued

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held as of the dates shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income.

Six Months Ended
June 30, 2011
(in millions of dollars)
Balance at Beginning of Year	$8.5
Sales or Maturities of Securities	(8.5)
Balance at End of Period	$—

There was no activity for the three months ended June 30, 2011 or for the three and six months ended June 30, 2010.

At June 30, 2011, we had non-binding commitments of $105.1 million to fund private placement fixed maturity securities.
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

As of June 30, 2011, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $414.3 million, comprised of $315.4 million of tax credit partnerships and $98.9 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $177.8 million at June 30, 2011. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $61.2 million to fund certain private equity partnerships at June 30, 2011.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $112.0 million, $0.1 million, and $11.1 million, respectively, as of June 30, 2011.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At June 30, 2011, we had non-binding commitments to fund approximately $1.9 million to the underlying partnerships.  The amount of funding provided to the partnerships during the three and six months ended June 30, 2011 and 2010 was de minimis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 4 - Investments - Continued

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

Mortgage loans by property type and geographic region are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
	(in millions of dollars)
Property Type
Apartment	$28.3	1.8%	$33.7	2.2%
Industrial	480.0	30.5	458.2	30.2
Mixed	94.6	6.0	95.8	6.3
Office	662.5	41.9	634.7	41.9
Retail	303.6	19.3	286.9	18.9
Other	7.3	0.5	7.5	0.5
Total	$1,576.3	100.0%	$1,516.8	100.0%

Region
New England	$138.5	8.8%	$146.8	9.7%
Mid-Atlantic	173.4	11.0	184.8	12.2
East North Central	215.6	13.7	171.7	11.3
West North Central	145.7	9.2	134.6	8.9
South Atlantic	392.8	24.9	372.0	24.5
East South Central	33.6	2.1	26.9	1.8
West South Central	159.1	10.1	171.8	11.3
Mountain	59.7	3.8	60.7	4.0
Pacific	257.9	16.4	247.5	16.3
Total	$1,576.3	100.0%	$1,516.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 4 - Investments - Continued

We evaluate each of our mortgage loans individually for impairment and assign an internal credit quality rating based on a comprehensive rating system used to evaluate the credit risk of the loan. The factors we use to derive our internal credit ratings may include the following:

•	Loan-to-value ratio

•	Debt service coverage ratio based on current operating income

•	Property location, including regional economics, trends and demographics

•	Age, condition, and construction quality of property

•	Current and historical occupancy of property

•	Lease terms relative to market

•	Tenant size and financial strength

•	Borrower's financial strength

•	Borrower's equity in transaction

•	Additional collateral, if any

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30	December 31
	2011	2010
	(in millions of dollars)
Internal Rating
Aa	$18.3	$19.0
A	730.0	744.4
Baa	793.4	732.9
Ba	21.5	20.5
B	13.1	—
Total	$1,576.3	$1,516.8

Loan-to-Value Ratio
<= 65%	$534.4	$425.3
> 65% <= 75%	802.5	869.2
> 75% <= 85%	173.2	161.9
> 85% <= 100%	66.2	60.4
Total	$1,576.3	$1,516.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Six Months Ended June 30
	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$3.2
Provision	—	0.5
Charge-offs, Net of Recoveries	—	(3.2)
Balance at End of Period	$1.5	$0.5

There was no activity for the three months ended June 30, 2011 and 2010.

Impaired mortgage loans are as follows:

	June 30, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$10.1	$10.1	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$23.2	$24.7	$1.5

	December 31, 2010
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.8	$9.8	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.9	$24.4	$1.5

During the three and six months ended June 30, 2011, our average investment in impaired mortgage loans was $19.8 million and $18.1 million, respectively. For the three and six months ended June 30, 2011, we recognized $0.1 million and $0.4 million of interest income, respectively, on mortgage loans subsequent to impairment.

During the six months ended June 30, 2011, we foreclosed on a previously impaired mortgage loan with a book value of $9.8 million and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.

As of June 30, 2011, we had one mortgage loan that was past due regarding principal and interest payments and for which we had discontinued the accrual of investment income. This loan was 90 days past due and had a carrying value of $10.1 million as of June 30, 2011. As of December 31, 2010, none of our mortgage loans were past due regarding principal and interest payments, and none were on nonaccrual status.

At June 30, 2011, we had non-binding commitments of $30.1 million to fund certain commercial mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
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

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had $140.4 million of securities lending transactions outstanding at June 30, 2011. As of June 30, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $136.1 million, for which we received cash collateral of $140.4 million. We had no outstanding repurchase agreements at June 30, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$8.7	$11.4	$18.2	$29.4
Gross Losses on Sales	(9.8)	(7.2)	(16.7)	(21.7)
Other-Than-Temporary Impairment Loss	(0.7)	(10.2)	(3.0)	(10.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	4.3	1.6	5.5	6.6
Gross Losses on Sales	(1.3)	(0.3)	(1.7)	(0.8)
Impairment Loss	—	(1.2)	—	(1.7)
Embedded Derivative in Modified Coinsurance Arrangement	(4.8)	(23.6)	9.3	(5.3)
Net Realized Investment Gain (Loss)	$(3.6)	$(29.5)	$11.6	$(3.9)

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
Unum Group and Subsidiaries
June 30, 2011
Note 5 - Derivative Financial Instruments - Continued

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 5 - Derivative Financial Instruments - Continued

position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.3 million at June 30, 2011. We held no cash collateral from our counterparties as of June 30, 2011. We held cash collateral of $39.1 million from our counterparties as of December 31, 2010. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $153.1 million and $158.8 million at June 30, 2011 and December 31, 2010, respectively. We had no cash posted as collateral to our counterparties at June 30, 2011 and December 31, 2010.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $203.6 million and $199.6 million at June 30, 2011 and December 31, 2010, respectively.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at March 31, 2011	$174.0	$606.9	$835.0	$—	$1,615.9
Additions	—	—	—	12.0	12.0
Terminations	—	27.2	50.0	12.0	89.2
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7

Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$1,681.9
Additions	—	—	—	31.9	31.9
Terminations	—	38.2	105.0	31.9	175.1
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at June 30, 2011, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2011	2012	2013	Total
		(in millions of dollars)
Notional Value	$100.0	$185.0	$150.0	$435.0
Weighted Average Receive Rate	5.14%	6.49%	6.34%	6.13%
Weighted Average Pay Rate	0.25%	0.25%	0.25%	0.25%

Cash Flow Hedges

As of June 30, 2011 and December 31, 2010, we had $435.0 million and $540.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of June 30, 2011 and December 31, 2010, we had $579.7 million and $617.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar-denominated securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 5 - Derivative Financial Instruments - Continued

During the six months ended June 30, 2011, we entered into $31.9 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. The treasury locks were terminated at the time the securities were called and/or sold, and we recognized a gain of $0.1 million on the termination of these hedges during the six months ended June 30, 2011. The gain was recognized in other comprehensive income and amortized into net investment income.

For the six months ended June 30, 2011, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2011, we expect to amortize approximately $32.0 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of June 30, 2011. Fluctuations in fair values of these derivatives between June 30, 2011 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2011, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2011 and December 31, 2010, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the six months ended June 30, 2011 and 2010, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in gains of $1.1 million and $10.6 million, respectively, with offsetting losses on the related interest rate swaps.

As of June 30, 2011 and December 31, 2010, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the six months ended June 30, 2011, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a loss of $7.2 million, with an offsetting gain on the related interest rate swaps.

For the six months ended June 30, 2011 and 2010, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$84.8	Other Liabilities	$33.2
Foreign Exchange Contracts	Other L-T Investments	0.2	Other Liabilities	170.4
Total		$85.0		$203.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$87.0

	December 31, 2010
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$98.4	Other Liabilities	$39.1
Foreign Exchange Contracts	Other L-T Investments	0.7	Other Liabilities	160.5
Total		$99.1		$199.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$96.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 5 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended June 30, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$12.8	$9.0	(1)	$—
Interest Rate Swaps	—	0.6	(2)	—
Interest Rate Swaps	—	(0.4)	(3)	—
Foreign Exchange Contracts	—	(0.3)	(1)	—
Foreign Exchange Contracts	(2.6)	(6.1)	(2)	—
Total	$10.2	$2.8		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Three Months Ended June 30, 2010
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$11.7	$7.7	(1)	$—
Interest Rate Swaps	—	0.8	(2)	—
Interest Rate Swaps	—	(0.1)	(4)	—
Foreign Exchange Contracts	—	(0.5)	(1)	—
Foreign Exchange Contracts	55.8	31.6	(2)	—
Foreign Exchange Contracts	—	0.6	(3)	—
Total	$67.5	$40.1		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Gain recognized in interest and debt expense

(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$27.4	$17.4	(1)	$—
Interest Rate Swaps	—	1.8	(2)	—
Interest Rate Swaps	—	(0.8)	(3)	—
Foreign Exchange Contracts	—	(0.6)	(1)	—
Foreign Exchange Contracts	(10.5)	(24.6)	(2)	—
Total	$16.9	$(6.8)		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Six Months Ended June 30, 2010
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$24.5	$15.6	(1)	$—
Interest Rate Swaps	—	2.6	(2)	—
Interest Rate Swaps	—	(0.1)	(4)	—
Foreign Exchange Contracts	—	(1.1)	(1)	—
Foreign Exchange Contracts	30.6	13.5	(2)	—
Foreign Exchange Contracts	—	1.2	(3)	—
Total	$55.1	$31.7		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Gain recognized in interest and debt expense

(4)	Loss recognized in other income
The following table summarizes the location of and gains and losses on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$(4.8)	$(23.6)	$9.3	$(5.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows. Certain prior year amounts within Unum UK have been reclassified to conform to current year presentation.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$394.6	$413.1	$791.6	$828.7
Group Short-term Disability	112.8	107.6	223.8	213.8
Group Life and Accidental Death & Dismemberment
Group Life	274.3	271.4	547.7	541.5
Accidental Death & Dismemberment	26.8	26.3	53.9	52.3
Supplemental and Voluntary
Individual Disability - Recently Issued	116.6	114.4	231.7	232.8
Long-term Care	150.8	149.5	301.4	298.7
Voluntary Benefits	144.7	134.2	289.9	264.8
	1,220.6	1,216.5	2,440.0	2,432.6
Unum UK
Group Long-term Disability	107.6	99.6	211.0	208.9
Group Life	51.9	39.5	99.5	82.3
Supplemental and Voluntary	16.3	13.8	32.4	27.5
	175.8	152.9	342.9	318.7
Colonial Life
Accident, Sickness, and Disability	173.1	164.2	345.4	327.0
Life	46.8	44.1	93.0	87.6
Cancer and Critical Illness	62.1	59.4	124.0	118.2
	282.0	267.7	562.4	532.8

Individual Disability - Closed Block	196.3	212.5	398.6	426.5

Corporate and Other	0.3	0.2	0.6	2.4
Total	$1,875.0	$1,849.8	$3,744.5	$3,713.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended June 30, 2011
Premium Income	$1,220.6	$175.8	$282.0	$196.3	$0.3	$1,875.0
Net Investment Income	329.1	51.1	35.8	180.3	40.8	637.1
Other Income	29.7	—	0.2	21.7	4.4	56.0
Operating Revenue	$1,579.4	$226.9	$318.0	$398.3	$45.5	$2,568.1

Operating Income (Loss)	$218.1	$54.7	$75.2	$10.4	$(16.8)	$341.6

Three Months Ended June 30, 2010
Premium Income	$1,216.5	$152.9	$267.7	$212.5	$0.2	$1,849.8
Net Investment Income	318.7	43.1	29.3	187.3	51.4	629.8
Other Income	30.4	0.4	0.1	23.1	6.5	60.5
Operating Revenue	$1,565.6	$196.4	$297.1	$422.9	$58.1	$2,540.1

Operating Income (Loss)	$216.0	$52.9	$73.9	$12.4	$(17.6)	$337.6

Six Months Ended June 30, 2011
Premium Income	$2,440.0	$342.9	$562.4	$398.6	$0.6	$3,744.5
Net Investment Income	650.7	96.0	67.1	362.3	79.7	1,255.8
Other Income	60.7	0.1	0.3	44.3	10.3	115.7
Operating Revenue	$3,151.4	$439.0	$629.8	$805.2	$90.6	$5,116.0

Operating Income (Loss)	$427.2	$103.4	$144.2	$20.3	$(38.5)	$656.6

Six Months Ended June 30, 2010
Premium Income	$2,432.6	$318.7	$532.8	$426.5	$2.4	$3,713.0
Net Investment Income	623.3	82.9	59.2	378.0	99.4	1,242.8
Other Income	60.9	0.9	0.3	44.6	13.6	120.3
Operating Revenue	$3,116.8	$402.5	$592.3	$849.1	$115.4	$5,076.1

Operating Income (Loss)	$415.2	$113.5	$146.9	$24.1	$(26.5)	$673.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars)
Operating Revenue by Segment	$2,568.1	$2,540.1	$5,116.0	$5,076.1
Net Realized Investment Gain (Loss)	(3.6)	(29.5)	11.6	(3.9)
Revenue	$2,564.5	$2,510.6	$5,127.6	$5,072.2

Operating Income by Segment	$341.6	$337.6	$656.6	$673.2
Net Realized Investment Gain (Loss)	(3.6)	(29.5)	11.6	(3.9)
Income Tax	108.2	98.4	213.0	229.8
Net Income	$229.8	$209.7	$455.2	$439.5

Assets by segment are as follows:

	June 30 2011	December 31 2010
	(in millions of dollars)
Unum US	$25,426.8	$24,876.9
Unum UK	3,583.7	3,386.3
Colonial Life	3,190.2	3,047.3
Individual Disability - Closed Block	15,472.7	15,509.1
Corporate and Other	10,342.4	10,488.1
Total	$58,015.8	$57,307.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended June 30
	2011	2010	2011	2010	2011	2010
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	(in millions of dollars)
Service Cost	$10.7	$9.1	$1.2	$1.2	$0.4	$0.7
Interest Cost	19.4	17.8	2.2	2.3	2.5	2.7
Expected Return on Plan Assets	(21.9)	(17.6)	(3.0)	(2.5)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	8.0	7.5	—	0.6	—	—
Prior Service Credit	(0.2)	(0.2)	—	—	(0.7)	(0.7)
Net Periodic Benefit Cost	$16.0	$16.6	$0.4	$1.6	$2.1	$2.6

	Six Months Ended June 30
	2011	2010	2011	2010	2011	2010
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	(in millions of dollars)
Service Cost	$21.3	$18.2	$2.4	$2.5	$0.9	$1.3
Interest Cost	38.8	35.6	4.4	4.7	5.0	5.4
Expected Return on Plan Assets	(43.8)	(35.2)	(6.1)	(5.2)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	16.0	14.9	—	1.2	—	—
Prior Service Credit	(0.3)	(0.3)	—	—	(1.3)	(1.3)
Net Periodic Benefit Cost	$32.0	$33.2	$0.7	$3.2	$4.3	$5.1

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2011. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.1 million and $2.4 million in the second quarter and first six months of 2011, respectively, or approximately £0.7 million and £1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011

Note 8 - Stockholders' Equity and Earnings per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in millions of dollars, except share data)
Numerator
Net Income	$229.8	$209.7	$455.2	$439.5

Denominator (000s)
Weighted Average Common Shares - Basic	306,316.2	331,236.8	309,513.0	331,752.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,094.8	1,395.4	1,342.4	1,324.9
Weighted Average Common Shares - Assuming Dilution	307,411.0	332,632.2	310,855.4	333,077.5

Net Income Per Common Share
Basic	$0.75	$0.63	$1.47	$1.32
Assuming Dilution	$0.75	$0.63	$1.46	$1.32

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

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $10.59 to $26.31, and the performance restricted stock units have a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 1.9 million shares of common stock for the three and six month periods ended June 30, 2011, and 3.4 million and 3.6 million common shares for the three and six month periods ended June 30, 2010.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. During the second quarter of 2010, we repurchased 5.7 million shares at a cost of $129.8 million, including commissions of $0.1 million. For the year ended December 31, 2010, we repurchased 16.4 million shares at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program.

On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program has an expiration date of August 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011

Note 8 - Stockholders' Equity and Earnings per Common Share - Continued

In addition to these repurchases, for the three and six month periods ended June 30, 2011, we repurchased an additional 5.7 million and 6.6 million shares on the open market at a cost of $146.1 million and $169.7 million, respectively, including commissions of $0.1 million for the six months ended June 30, 2011. The dollar value of shares remaining under the $1.0 billion repurchase program at June 30, 2011 is $774.8 million.

Pursuant to these repurchase programs, we retired 7.7 million shares during the first quarter of 2011. All other repurchased shares have been classified as treasury stock and accounted for using the cost method.

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
June 30, 2011
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

Miscellaneous Matters

In September 2003, United States of America ex. rel. Patrick J. Loughren v. UnumProvident Corporation and GENEX Services, Inc. (GENEX) was filed in the United States District Court for the District of Massachusetts. This is a qui tam action to recover damages and civil penalties on behalf of the United States of America alleging violations of the False Claims Act by us and our former GENEX subsidiary. In accordance with the False Claims Act, the action was originally filed under seal to provide the government the opportunity to investigate the allegations and prosecute the action if they believed that the case had merit and warranted their attention. The government declined to prosecute the case, and the case became a matter of public record on December 23, 2004. The complaint alleged that we defrauded the government by inducing and or assisting disability claimants to apply for disability benefits from the Social Security Administration (SSA) when we allegedly knew that the claimants were not disabled under SSA criteria. Relator identified 95 individual claims that he alleged to be false and sought to present expert testimony from a statistician who would say that each of those claims found to be false could be extrapolated to support a finding of a much larger number of false claims. We filed a motion for summary judgment which was denied on September 15, 2008. The case proceeded to trial at which 7 out of the 95 claims were adjudicated. We prevailed on 4 of the claims, the Relator prevailed on 2 of the claims, and the jury could not reach a verdict on one of the claims. The jury awarded the Relator $850 in damages which was trebled. The court also assessed a penalty of $11,000 for each of the 2 claims. On February 24, 2009, the court also ruled that the testimony of the Relator’s expert in support of extrapolation would be excluded. We filed an appeal with the First Circuit Court of Appeals on the 2 claims which Relator prevailed. On July 29, 2010 the Court of Appeals vacated the jury verdict on the 2 claims and remanded the case to the trial court. On August 12, 2010, we filed a petition with the First Circuit Court of Appeals seeking clarification and/or rehearing en banc of the court's July 29, 2010 opinion. On October 7, 2010, this petition was denied without comment and the case was remanded back to the trial court. An estimate of the liability to resolve this matter was established in the fourth quarter of 2010. Thereafter, the parties reached an agreement to settle the case, which settlement was not material to our operating results. On May 19, 2011, the case was dismissed with prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
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

In March 2011, the Company received a request for information from an independent third party as part of an examination on behalf of 27 states and the District of Columbia to evaluate the Company's compliance with the unclaimed property laws of the participating states. Industry-wide practices are currently under review concerning the identification and handling of unclaimed property by insurers, and numerous other insurers are under similar examination. We are cooperating fully with this examination.

In July 2011, the New York State Insurance Department issued a special request to approximately 160 insurers, including Unum Group's New York licensed insurance subsidiaries, which requires the insurers to cross-check their life insurance policies, annuity contracts, and retained asset accounts with the latest version of the Social Security Master Death Index to identify any matches. Insurers are also requested to investigate the matches to determine if death benefits are due, to locate the beneficiaries, and to make payments where appropriate. We are cooperating fully with this request.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2011
Note 10 - Other

Debt

During the six months ended June 30, 2011, we made principal payments of $44.4 million and $5.0 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

During the first quarter of 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

At June 30, 2011, short-term debt consisted of $140.4 million of securities lending transactions.

Income Tax

At June 30, 2011, we had a liability of $135.3 million for unrecognized tax benefits, $120.1 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income was $1.5 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2010, respectively.

During 2009, we had a conference with the Internal Revenue Service (IRS) with respect to our appeal of audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period.  As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 million to $40.0 million.  We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

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

In July 2011, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from 27 percent to 26 percent retroactive to April 2011 and from 26 percent to 25 percent effective April 2012.  We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. We will record a reduction of approximately $5.0 million to $7.0 million in our income tax expense in the third quarter of 2011 to reflect the impact of the rate change on our net tax liability related to our U.K. operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2011, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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
August 3, 2011

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

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. Specifically, we offer group, individual, and voluntary benefits -- either as stand-alone products or combined with other coverages -- that create comprehensive benefits solutions for employers of all sizes by helping them attract and retain a stronger workforce while protecting the incomes and lifestyles of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at middle and lower incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

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

Operating Performance and Capital Management

For the second quarter of 2011, we reported net income of $229.8 million, or $0.75 per diluted common share, compared to $209.7 million, or $0.63 per diluted common share for the second quarter of 2010. For the first six months of 2011, net income was $455.2 million, or $1.46 per diluted common share, compared to $439.5 million, or $1.32 per diluted common share, for comparable period of last year. After-tax operating income for the second quarter of 2011 was $232.0 million, or $0.75 per diluted common share, compared to $228.6 million, or $0.69 per diluted common share, in the second quarter of 2010. For the first six months of 2011, after-tax operating income was $447.7 million, or $1.44 per diluted common share, compared to $452.1 million, or $1.36 per diluted common share, for the first six months of 2010. Our 2011 income tax rate was lower than the second quarter and first six months of 2010 due primarily to our increased level of investments in low-income housing tax credit partnerships. In addition, the increase in 2011 after-tax operating income per share relative to last year's second quarter and first six months was aided by the repurchase of our common stock during 2010 and the first six months of 2011.

Operating revenue by segment was marginally higher than the second quarter and first six months of 2010, with the current economic environment continuing to negatively impact our premium growth. Operating income by segment increased 1.2 percent relative to the second quarter of 2010, with growth in each of our three core operating segments, as reported in U.S. dollars. For the first six months of 2011, operating income by segment declined 2.5 percent relative to the same period last year, with solid performance in Unum US but lower earnings in our other core operating segments. See “Reconciliation of Non-GAAP Financial Measures” contained herein in Item 2.

Our Unum US segment reported an increase in segment operating income of 1.0 percent and 2.9 percent in the second quarter and first six months of 2011 compared to the same periods in 2010, with the overall risk experience across our product lines remaining generally stable. The benefit ratio for the Unum US segment for the second quarter and first six months of 2011 was 79.3 percent and 79.0 percent, compared to 79.5 percent and 78.9 percent in the prior year second quarter and first six months, with consistent or year over year improvement in benefit ratios for all product lines other than long-term care. Although Unum US premium income increased slightly in the first half of 2011 compared to the same period of 2010, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies. Unum US sales increased 8.6 percent and 9.6 percent in the second quarter and first six months of 2011 compared to the comparable periods of 2010, led by sales increases in all of our market segments other than voluntary benefits. Voluntary benefits increased 1.7 percent for the first six months compared to last year, but declined 13.5 percent in the second quarter of 2011 compared to 2010 due to two large case sales which occurred in the second quarter of 2010. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 15.9 percent and 8.2 percent in the second quarter and first six months of 2011 relative to last year's comparable periods. Persistency, though below the level of last year for some of our Unum US product lines, remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 5.6 percent and 14.1 percent in the second quarter and first six months of 2011, as measured in Unum UK's local currency, relative to the same periods of 2010. The decrease was driven by less favorable risk results and higher expenditures related to Unum UK's growth plans. Premium income grew 5.2 percent and 1.6 percent relative to last year's second quarter and first six months, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The benefit ratio for Unum UK was 69.8 percent and 69.6 percent in the second quarter and first six months of 2011 compared to 66.0 percent and 64.5 percent in the same periods of 2010, driven by less favorable risk experience in group long-term disability. Unum UK sales, which were also negatively impacted by the economy and the competitive pricing environment, declined 34.1 percent and 31.8 percent relative to last year's second quarter and first six months, as measured in Unum UK's local currency. Persistency was below the level of 2010 but remains strong.

Our Colonial Life segment reported an increase in segment operating income of 1.8 percent in the second quarter of 2011 compared to last year's second quarter. For the first six months of 2011, segment operating income declined 1.8 percent relative to the comparable period of 2010. Although premium income grew 5.3 percent and 5.6 percent relative to last year's second quarter and first six months, risk results were less favorable than last year, with benefit ratios of 51.2 percent and 51.3 percent in the second quarter and first six months of 2011 compared to 48.3 percent and 47.7 percent in the same periods of 2010, driven primarily by less favorable risk in the accident, sickness, and disability product line. Colonial Life's sales increased 2.1 percent relative to last year's second quarter, but declined 0.6 percent compared to the first six months of 2010. The number of new agent contracts increased relative to the second quarter and first six months of 2010, while the number of new accounts declined. Persistency was generally consistent with the level of 2010 for the life and cancer and critical illness lines of business, but declined for the accident, sickness, and disability line of business.

Our investment portfolio continued to perform well, with an increase in net investment income of 1.2 percent and 1.0 percent relative to the second quarter and first six months of 2010. The net unrealized gain on our fixed maturity securities was $3.9 billion at the end of the second quarter of 2011, compared to $3.5 billion at year end 2010 and $3.7 billion at the end of the second quarter of 2010.

We believe our capital and financial positions are strong. At the end of the second quarter of 2011, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 394 percent, compared to 398 percent at the end of 2010. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.8 percent at June 30, 2011 compared to 25.9 percent at December 31, 2010, reflecting the scheduled maturity of $225.1 million of senior notes during March 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings, LLC (Tailwind Holdings) and Northwind Holdings, LLC (Northwind Holdings) and the short-term debt arising from securities lending agreements, was 20.8 percent at June 30, 2011 compared to 22.8 percent at the end of 2010. The cash and marketable securities at our holding companies equaled approximately $927 million at the end of the second quarter of 2011, compared to $1.2 billion at the end of 2010. During the first six months of 2011, we repurchased 14.3 million shares of Unum Group's common stock at a cost of $369.7 million. We have completed the $500.0 million share repurchase program authorized in 2010 and purchased $225.2 million under our $1.0 billion share repurchase program authorized in February 2011.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2011.

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

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note

2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.
Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Revenue
Premium Income	$1,875.0	1.4%	$1,849.8	$3,744.5	0.8%	$3,713.0
Net Investment Income	637.1	1.2	629.8	1,255.8	1.0	1,242.8
Net Realized Investment Gain (Loss)	(3.6)	(87.8)	(29.5)	11.6	(397.4)	(3.9)
Other Income	56.0	(7.4)	60.5	115.7	(3.8)	120.3
Total Revenue	2,564.5	2.1	2,510.6	5,127.6	1.1	5,072.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,599.4	1.3	1,579.6	3,192.4	1.4	3,148.5
Commissions	217.9	4.9	207.8	442.2	3.8	426.1
Interest and Debt Expense	35.1	2.9	34.1	73.0	8.1	67.5
Deferral of Acquisition Costs	(158.2)	5.7	(149.7)	(316.5)	3.9	(304.6)
Amortization of Deferred Acquisition Costs	136.9	0.7	135.9	275.2	(0.7)	277.1
Compensation Expense	198.7	3.8	191.4	400.6	3.1	388.7
Other Expenses	196.7	(3.3)	203.4	392.5	(1.8)	399.6
Total Benefits and Expenses	2,226.5	1.1	2,202.5	4,459.4	1.3	4,402.9

Income Before Income Tax	338.0	9.7	308.1	668.2	(0.2)	669.3
Income Tax	108.2	10.0	98.4	213.0	(7.3)	229.8

Net Income	$229.8	9.6	$209.7	$455.2	3.6	$439.5

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was higher in the second quarter of 2011 relative to the same period of 2010, at 1.628 and 1.486, respectively. For the first six months of 2011, the exchange rate was higher relative to the first six months of 2010, at 1.618 and 1.526, respectively. If the 2010 results for our U.K. operations had been translated at the higher exchange rates of 2011, our operating revenue would have been higher by approximately $18.3 million and $24.3 million in the second quarter and first six months of 2010, respectively, and operating income by segment would have been higher by approximately $5.2 million and $7.1 million. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the second quarter and first six months of 2011 includes premium growth, relative to the same periods of 2010, for our Unum US group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Unum UK and Colonial Life. Premium income for Unum US individual disability - recently issued increased during the second quarter of 2011 relative to last year's second quarter but declined slightly for the first six months of 2011 compared to the same period of 2010 primarily due to lower sales during 2010. Our Unum US group disability line of business experienced a decline in premium income during the second quarter and first six months of 2011 relative to the same periods of 2010 due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income in the Individual Disability - Closed Block segment, which is a closed block of business, continued its expected decline.

Net investment income was higher in the second quarter and first six months of 2011 relative to the same periods of 2010 due primarily to continued growth in the level of invested assets, higher mortgage loan fees, and higher bond call premiums and consent fees, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships.

We recognized in earnings a net realized investment loss of $3.6 million and a gain of $11.6 million in the second quarter and first six months of 2011, respectively, compared to losses of $29.5 million and $3.9 million in the same periods of 2010. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $0.7 million and $3.0 million in the second quarter and first six months of 2011, respectively, compared to $10.2 million and $10.4 million in the same periods 2010, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the second quarter and first six months of 2011, changes in the fair value of this embedded derivative resulted in a realized loss of $4.8 million and a realized gain of $9.3 million respectively, compared to losses of $23.6 million and $5.3 million in the same periods of 2010. Gains and losses on this embedded derivative result primarily from a change in credit spreads in the overall investment market.

The benefit ratio was 85.3 percent in both the second quarter and first six months of 2011, compared to 85.4 percent and 84.8 percent in the second quarter and first six months of 2010, respectively, with generally consistent overall risk results in Unum US but elevated benefit ratios in Unum UK and Colonial Life. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense in the second quarter of 2011 was generally consistent with the second quarter of 2010. For the first six months of 2011, interest and debt expense was higher than in the same period of 2010 due to higher levels of outstanding debt during the first quarter of 2011. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs increased in the second quarter and first six months of 2011 relative to the same periods of 2010, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs in the second quarter and first six months of 2011 was generally consistent with the same periods of 2010, with a lower level of accelerated amortization related to persistency offsetting the increase in amortization resulting from a higher level of deferred acquisition costs. Compensation and other expenses were marginally higher in the second quarter and first six months of 2011 compared to the same periods of 2010, with additional expenses related to growth initiatives mostly offset by continued expense management.

As previously noted, our income tax rate for the second quarter and first six months of 2011 was lower relative to the same periods of 2010 due to tax benefits recognized as a result of our increased level of investments in low-income housing tax credit partnerships.

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

The income tax rate in the U.K. is expected to be reduced annually, at least one percent per year, beginning in April 2011, with the ultimate goal of reducing the rate from 28 percent to 23 percent. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, the first of which occurred during the third quarter of 2010.  At that time we recorded a reduction of $2.7 million to our income tax expense to reflect the impact of the rate change on our net deferred tax liability related to our U.K. operations. An additional rate change was enacted in July of 2011, and the impact of that rate change will be reflected in our income tax expense in the third quarter of 2011.

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Unum US
Fully Insured Products	$156.5	8.6%	$144.1	$336.5	9.3%	$307.8
Administrative Services Only (ASO) Products	1.2	9.1	1.1	2.6	52.9	1.7
Total Unum US	157.7	8.6	145.2	339.1	9.6	309.5

Unum UK	23.7	(27.7)	32.8	41.3	(27.5)	57.0

Colonial Life	85.7	2.1	83.9	156.3	(0.6)	157.2

Individual Disability - Closed Block	0.2	—	0.2	0.3	(25.0)	0.4

Consolidated	$267.3	2.0	$262.1	$537.0	2.5	$524.1

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
Premiums for fully insured products are reported as premium income. Fees for ASO and family medical leave products are included in other income. Sales, persistency of the existing block of business, and the effectiveness of a renewal program are indicators of growth in premium and fee income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.
We have experienced lower sales growth from some of our product lines during both 2011 and 2010, particularly in the expansion of sales to existing accounts, which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.
See “Segment Results” as follows for additional discussion of sales by segment.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes realized investment gains and losses and certain tax items, including the 2010 tax charge to reflect the impact of the tax law change, is a better performance measure and a better indicator of the profitability and underlying trends in our business. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses and certain tax items does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the assumed interest rates in our liabilities.

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

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Operating Revenue by Segment	$2,568.1	$2,540.1	$5,116.0	$5,076.1
Net Realized Investment Gain (Loss)	(3.6)	(29.5)	11.6	(3.9)
Revenue	$2,564.5	$2,510.6	$5,127.6	$5,072.2

Operating Income by Segment	$341.6	$337.6	$656.6	$673.2
Net Realized Investment Gain (Loss)	(3.6)	(29.5)	11.6	(3.9)
Income Tax	108.2	98.4	213.0	229.8
Net Income	$229.8	$209.7	$455.2	$439.5

	Three Months Ended June 30
	2011		2010
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$232.0	$0.75	$228.6	$0.69
Net Realized Investment Loss	(3.6)	(0.01)	(29.5)	(0.09)
Income Tax on Net Realized Investment Loss	(1.4)	(0.01)	(10.6)	(0.03)
Net Income	$229.8	$0.75	$209.7	$0.63

	Six Months Ended June 30
	2011		2010
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$447.7	$1.44	$452.1	$1.36
Net Realized Investment Gain (Loss)	11.6	0.03	(3.9)	(0.01)
Income Tax on Net Realized Investment Gain (Loss)	4.1	0.01	(1.5)	—
Tax Charge	—	—	(10.2)	(0.03)
Net Income	$455.2	$1.46	$439.5	$1.32

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$1,220.6	0.3%	$1,216.5	$2,440.0	0.3%	$2,432.6
Net Investment Income	329.1	3.3	318.7	650.7	4.4	623.3
Other Income	29.7	(2.3)	30.4	60.7	(0.3)	60.9
Total	1,579.4	0.9	1,565.6	3,151.4	1.1	3,116.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	967.7	0.1	966.7	1,928.4	0.5	1,919.3
Commissions	134.4	2.9	130.6	273.7	2.6	266.8
Interest and Debt Expense	0.2	(33.3)	0.3	0.5	(16.7)	0.6
Deferral of Acquisition Costs	(87.5)	5.0	(83.3)	(175.6)	2.6	(171.2)
Amortization of Deferred Acquisition Costs	82.4	(0.4)	82.7	165.7	(2.1)	169.3
Other Expenses	264.1	4.6	252.6	531.5	2.8	516.8
Total	1,361.3	0.9	1,349.6	2,724.2	0.8	2,701.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$218.1	1.0	$216.0	$427.2	2.9	$415.2

Operating Ratios (% of Premium Income):
Benefit Ratio	79.3%		79.5%	79.0%		78.9%
Other Expense Ratio	21.6%		20.8%	21.8%		21.2%
Before-tax Operating Income Ratio	17.9%		17.8%	17.5%		17.1%

Unum US Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$38.3	18.9%	$32.2	$67.8	13.4%	$59.8
Group Short-term Disability	17.7	3.5	17.1	31.7	1.0	31.4
Group Life	40.9	12.7	36.3	71.7	10.6	64.8
AD&D	3.8	2.7	3.7	6.3	(12.5)	7.2
Subtotal	100.7	12.8	89.3	177.5	8.8	163.2
Supplemental and Voluntary
Individual Disability - Recently Issued	13.5	31.1	10.3	27.7	39.2	19.9
Long-term Care	8.4	58.5	5.3	15.4	43.9	10.7
Voluntary Benefits	33.9	(13.5)	39.2	115.9	1.7	114.0
Subtotal	55.8	1.8	54.8	159.0	10.0	144.6

Total Fully Insured Products	156.5	8.6	144.1	336.5	9.3	307.8

ASO Products	1.2	9.1	1.1	2.6	52.9	1.7

Total Sales	$157.7	8.6	$145.2	$339.1	9.6	$309.5

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$74.9	15.9%	$64.6	$127.3	8.2%	$117.7
Large Case Market	25.8	4.5	24.7	50.2	10.3	45.5
Subtotal	100.7	12.8	89.3	177.5	8.8	163.2

Supplemental and Voluntary	55.8	1.8	54.8	159.0	10.0	144.6

Total Fully Insured Products	156.5	8.6	144.1	336.5	9.3	307.8

ASO Products	1.2	9.1	1.1	2.6	52.9	1.7

Total Sales	$157.7	8.6	$145.2	$339.1	9.6	$309.5

Unum US sales increased in the second quarter and first six months of 2011 compared to the same periods of 2010, led by growth in the group core and group large case market segments. Sales in our group core market segment were 15.9 percent and 8.2 percent higher in the second quarter and first six months of 2011 compared to the same periods of 2010, with higher sales across all group product lines other than accidental death and dismemberment. The number of new accounts added in our group core market segment during the second quarter and first six months of 2011 was 7.5 percent and 10.0 percent higher than the number of new accounts added during the same periods of 2010. Sales in our group large case market segment were 4.5 percent and 10.3 percent higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due to higher group long-term disability and group life sales, partially offset by lower group short-term disability and accidental death and dismemberment sales. Our sales mix in the first six months of 2011 was approximately 72 percent core market and 28 percent large case market.

Sales of voluntary benefits were 13.5 percent lower in the second quarter of 2011 compared to last year's second quarter, but were 1.7 percent higher in the first six months of 2011 compared to the same period of 2010. The second quarter of 2010 included two large case voluntary benefits sales totaling $8.3 million. The number of new accounts added in the voluntary benefits product line was 9.9 percent lower but 6.8 percent higher in the second quarter and first six months of 2011 compared to the same periods of 2010.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, and in group long-term care were higher in the second quarter and first six months of 2011 compared to the same periods of 2010. The year over year increases were due primarily to the unusually low volume of sales we experienced during the first six months of 2010 for these lines of business.

We continue to believe that the group core market and voluntary benefits market, which combined together are approximately 72 percent of our Unum US sales for the first six months of 2011 and grew 5.0 percent relative to the first six months of 2010, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case, group long-term care, and individual disability markets. While in the short-term we expect economic trends to continue to pressure sales growth, we believe we are well positioned for economic recovery.
Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$394.6	(4.5)%	$413.1	$791.6	(4.5)%	$828.7
Group Short-term Disability	112.8	4.8	107.6	223.8	4.7	213.8
Total Premium Income	507.4	(2.6)	520.7	1,015.4	(2.6)	1,042.5
Net Investment Income	153.5	(1.5)	155.9	301.2	(2.0)	307.2
Other Income	21.8	0.9	21.6	44.0	1.6	43.3
Total	682.7	(2.2)	698.2	1,360.6	(2.3)	1,393.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	428.1	(2.8)	440.6	854.4	(2.9)	879.9
Commissions	39.5	(0.3)	39.6	80.3	(0.5)	80.7
Interest and Debt Expense	0.2	(33.3)	0.3	0.5	(16.7)	0.6
Deferral of Acquisition Costs	(15.0)	—	(15.0)	(30.2)	(2.6)	(31.0)
Amortization of Deferred Acquisition Costs	14.8	(9.2)	16.3	29.9	(8.6)	32.7
Other Expenses	136.6	3.3	132.3	273.7	1.3	270.2
Total	604.2	(1.6)	614.1	1,208.6	(2.0)	1,233.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$78.5	(6.7)	$84.1	$152.0	(4.9)	$159.9

Operating Ratios (% of Premium Income):
Benefit Ratio	84.4%		84.6%	84.1%		84.4%
Other Expense Ratio	26.9%		25.4%	27.0%		25.9%
Before-tax Operating Income Ratio	15.5%		16.2%	15.0%		15.3%

Premium Persistency:
Group Long-term Disability				89.8%		90.2%
Group Short-term Disability				90.7%		89.2%

Case Persistency:
Group Long-term Disability				89.1%		88.3%
Group Short-term Disability				88.1%		87.4%

Group disability premium income decreased in the second quarter and first six months of 2011 compared to the same periods of 2010, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher case persistency for both group long-term and short-term disability, as well as higher premium persistency for group short-term disability. Premium persistency for group long-term disability declined slightly compared to the second quarter and first six months of 2010, but it is still above historical levels.

Net investment income was lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income in the second quarter and first six month of 2011 increased compared to the same periods of 2010 due to higher income from fee-based family medical leave products, partially offset by lower ASO fees.

The benefit ratio was lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due to a higher rate of group long-term disability claim recoveries, partially offset by a slight increase in claim incidence rates for both group long-term and short-term disability.

The deferral of acquisition costs in the second quarter and first six months of 2011 was generally consistent with the same periods of 2010. The amortization of acquisition costs in the second quarter and first six months of 2011 declined relative to the same periods of 2010 due to a declining balance in the deferred acquisition cost asset. The other expense ratio was higher in the second quarter and first six months of 2011 relative to the same periods of 2010 due primarily to lower premium income.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Life	$274.3	1.1%	$271.4	$547.7	1.1%	$541.5
Accidental Death & Dismemberment	26.8	1.9	26.3	53.9	3.1	52.3
Total Premium Income	301.1	1.1	297.7	601.6	1.3	593.8
Net Investment Income	33.7	7.0	31.5	67.9	7.3	63.3
Other Income	0.7	16.7	0.6	1.2	—	1.2
Total	335.5	1.7	329.8	670.7	1.9	658.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	211.6	1.1	209.4	421.8	1.4	415.9
Commissions	23.4	9.3	21.4	46.9	7.3	43.7
Deferral of Acquisition Costs	(13.0)	4.8	(12.4)	(26.1)	3.6	(25.2)
Amortization of Deferred Acquisition Costs	10.7	(2.7)	11.0	21.5	(6.5)	23.0
Other Expenses	49.6	1.4	48.9	100.6	2.4	98.2
Total	282.3	1.4	278.3	564.7	1.6	555.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$53.2	3.3	$51.5	$106.0	3.2	$102.7

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.3%	70.1%		70.0%
Other Expense Ratio	16.5%		16.4%	16.7%		16.5%
Before-tax Operating Income Ratio	17.7%		17.3%	17.6%		17.3%

Premium Persistency:
Group Life				87.3%		92.1%
Accidental Death & Dismemberment				87.8%		90.7%

Case Persistency:
Group Life				88.6%		88.3%
Accidental Death & Dismemberment				88.5%		88.3%

Premium income for group life and accidental death and dismemberment increased in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to higher sales, partially offset by lower premium persistency in the large case group life segment. Case persistency in the second quarter and first six months of 2011 was relatively consistent with the same periods of 2010. Net investment income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to an increase in the level of assets supporting this line of business.

The second quarter and first six months of 2011 benefit ratios were generally consistent with the benefit ratios of the same periods of 2010. Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to higher group life sales. The amortization of acquisition costs in the second quarter and first six months of 2011 was lower than the same periods of 2010 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was slightly higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due to higher acquisition costs associated with higher sales.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$116.6	1.9%	$114.4	$231.7	(0.5)%	$232.8
Long-term Care	150.8	0.9	149.5	301.4	0.9	298.7
Voluntary Benefits	144.7	7.8	134.2	289.9	9.5	264.8
Total Premium Income	412.1	3.5	398.1	823.0	3.4	796.3
Net Investment Income	141.9	8.1	131.3	281.6	11.4	252.8
Other Income	7.2	(12.2)	8.2	15.5	(5.5)	16.4
Total	561.2	4.4	537.6	1,120.1	5.1	1,065.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	328.0	3.6	316.7	652.2	4.6	623.5
Commissions	71.5	2.7	69.6	146.5	2.9	142.4
Deferral of Acquisition Costs	(59.5)	6.4	(55.9)	(119.3)	3.7	(115.0)
Amortization of Deferred Acquisition Costs	56.9	2.7	55.4	114.3	0.6	113.6
Other Expenses	77.9	9.1	71.4	157.2	5.9	148.4
Total	474.8	3.8	457.2	950.9	4.2	912.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$86.4	7.5	$80.4	$169.2	10.9	$152.6

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.0%		53.5%	52.1%		52.0%
Long-term Care	129.0%		120.3%	127.7%		118.5%
Voluntary Benefits	50.3%		56.3%	50.6%		56.0%
Other Expense Ratio	18.9%		17.9%	19.1%		18.6%
Before-tax Operating Income Ratio	21.0%		20.2%	20.6%		19.2%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	30.7%		32.8%	30.8%		31.7%
Long-term Care	84.3%		80.8%	83.7%		79.6%

Premium Persistency:
Individual Disability - Recently Issued				90.1%		89.8%
Long-term Care				95.6%		95.5%
Voluntary Benefits				79.1%		80.9%

Premium income in total for these product lines was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to growth in our voluntary benefits product line. We also experienced generally consistent premium persistency for the product lines, although premium persistency for the voluntary benefits product line decreased slightly. Net investment income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due to growth in the level of assets supporting these lines of business, partially offset by lower bond call premiums and a decline in prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability - recently issued line of business in the second quarter and first six months of 2011 was lower than the same periods of 2010 due to lower claim incidence rates. The interest adjusted loss ratio for long-term care was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to an increase in active life reserves as a result of continued favorable persistency levels as well as an increase in claim incidence rates. The benefit ratio for voluntary benefits was lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to a lower liability acceptance rate for voluntary disability and a lower claim incidence rate and average paid claim size for voluntary life.

The deferral of acquisition costs was slightly higher in the second quarter and first six months of 2011 than the same periods of 2010 due to higher sales. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due to lower than expected premium persistency for certain issue years within the voluntary benefits product line, which results in an acceleration of amortization. The other expense ratio in the second quarter and first six months of 2011 was higher than the same periods of 2010 due to higher selling, underwriting, and policy issue expenses associated with increased sales volumes as well as continued investment in the product lines.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to begin to emerge during 2012. As of June 30, 2011, 28 states had accepted our request for a rate increase.
Segment Outlook

Although we experienced premium and sales growth during the second quarter and first six months of 2011, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by ongoing high levels of unemployment and the competitive environment. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence or lower levels of claim recoveries. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. The level of disability claims incidence in the first half of 2011 was higher than the level of claims incidence in the first half of 2010 but lower than the second half of 2010. We are uncertain as to whether the higher claim incidence experienced in the second quarter of 2011 was due to the normal volatility that occurs in our group disability business or was related to the economy. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

We intend to begin offering group dental benefits through a partnership with United Concordia, beginning with an initial launch in a selected market during the fourth quarter of 2011, with additional markets added throughout 2012. The product offering will include flexible plan designs aligned with our other employer-sponsored benefit coverages and will be targeted to the group core market segment.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, critical illness, and voluntary benefits products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$107.6	8.0%	$99.6	$211.0	1.0%	$208.9
Group Life	51.9	31.4	39.5	99.5	20.9	82.3
Supplemental and Voluntary	16.3	18.1	13.8	32.4	17.8	27.5
Total Premium Income	175.8	15.0	152.9	342.9	7.6	318.7
Net Investment Income	51.1	18.6	43.1	96.0	15.8	82.9
Other Income	—	(100.0)	0.4	0.1	(88.9)	0.9
Total	226.9	15.5	196.4	439.0	9.1	402.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	122.7	21.6	100.9	238.5	16.1	205.5
Commissions	11.4	15.2	9.9	22.3	10.4	20.2
Deferral of Acquisition Costs	(7.2)	—	(7.2)	(13.9)	0.7	(13.8)
Amortization of Deferred Acquisition Costs	7.4	12.1	6.6	14.6	9.0	13.4
Other Expenses	37.9	13.8	33.3	74.1	16.3	63.7
Total	172.2	20.0	143.5	335.6	16.1	289.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$54.7	3.4	$52.9	$103.4	(8.9)	$113.5

Operating Ratios (% of Premium Income):
Benefit Ratio	69.8%		66.0%	69.6%		64.5%
Other Expense Ratio	21.6%		21.8%	21.6%		20.0%
Before-tax Operating Income Ratio	31.1%		34.6%	30.2%		35.6%

Persistency:
Group Long-term Disability				85.0%		90.8%
Group Life				87.4%		92.0%
Supplemental and Voluntary				86.6%		88.5%

Foreign Currency Translation

The functional currency of Unum UK is the British pound sterling. Unum UK's premiums, net investment income, claims, and expenses are received or paid in pounds, and we hold pound-denominated assets to support Unum UK's pound-denominated policy reserves and liabilities. We translate Unum UK's pound-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred in the second quarter and first six months of 2011 compared to the same periods of 2010, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	£66.0	(1.0)%	£66.7	£130.5	(4.5)%	£136.7
Group Life	31.8	20.0	26.5	61.5	14.1	53.9
Supplemental and Voluntary	10.0	7.5	9.3	20.0	11.1	18.0
Total Premium Income	107.8	5.2	102.5	212.0	1.6	208.6
Net Investment Income	31.3	8.3	28.9	59.3	9.2	54.3
Other Income	—	(100.0)	0.3	0.1	(85.7)	0.7
Total	139.1	5.6	131.7	271.4	3.0	263.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	75.2	11.4	67.5	147.5	9.7	134.4
Commissions	7.0	6.1	6.6	13.8	4.5	13.2
Deferral of Acquisition Costs	(4.4)	(10.2)	(4.9)	(8.6)	(5.5)	(9.1)
Amortization of Deferred Acquisition Costs	4.6	2.2	4.5	9.1	3.4	8.8
Other Expenses	23.1	3.1	22.4	45.7	9.1	41.9
Total	105.5	9.8	96.1	207.5	9.7	189.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£33.6	(5.6)	£35.6	£63.9	(14.1)	£74.4

Weighted Average Pound/Dollar Exchange Rate	1.628		1.486	1.618		1.526

Premium income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The 2011 growth occurred in group life due primarily to an increase in the inforce block of business from prior year sales. Persistency, although below the level of 2010, remains strong. Net investment income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to an increase in the level of assets supporting this business segment, higher bond call premiums, and higher returns from inflation index-linked bonds.

The benefit ratio was higher in the second quarter and first six months of 2011 compared to the same periods of 2010, with improvement in the group life benefit ratio more than offset by less favorable risk experience in group long-term disability. The higher benefit ratio for group disability was driven by the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature and a lower level of claim resolutions, partially offset by favorable claim incidence relative to the level of the same periods of 2010. We invest in index-linked bonds to match the claim reserves associated with group policies that provide for inflation-linked increases in benefits. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by a similar change in claim payments and reserves in each quarterly period.

Commissions were higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to higher premium income. The deferral of acquisition costs was lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due to lower sales. The amortization of acquisition costs during the second quarter and first six months of 2011 was generally consistent with the level of 2010. Other expenses were higher than the prior year periods due to elevated development and marketing expenditures related to Unum UK's growth plans, although the other expense ratio in the second quarter and first six months of 2011, as compared to the same periods of 2010, was favorably impacted by higher premium income.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Group Long-term Disability	$12.6	(8.0)%	$13.7	$20.8	(18.1)%	$25.4
Group Life	9.7	(39.8)	16.1	16.5	(38.9)	27.0
Supplemental and Voluntary	1.4	(53.3)	3.0	4.0	(13.0)	4.6
Total Sales	$23.7	(27.7)	$32.8	$41.3	(27.5)	$57.0

Group Long-term Disability	£7.8	(15.2)%	£9.2	£12.9	(22.8)%	£16.7
Group Life	5.8	(46.3)	10.8	10.1	(42.9)	17.7
Supplemental and Voluntary	0.9	(55.0)	2.0	2.5	(16.7)	3.0
Total Sales	£14.5	(34.1)	£22.0	£25.5	(31.8)	£37.4

Sales in Unum UK's group long-term disability and group life product lines were lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due to a decline in sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. These declines were partially offset by higher sales to existing customers. Sales in the supplemental and voluntary line of business decreased due to lower sales in the group critical illness product line.
Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also be impacted by a prolonged competitive pricing environment in the U.K. We expect volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and the level of inflation. The level of disability claim incidence in the first six months of 2011 is favorable relative to the same period of 2010, but our claim resolutions are unfavorable relative to the first six months of 2010 due in part to a lower level of early duration claims and the impact of the economic environment on our ability to resolve claims. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth for 2011 and anticipate continued negative earnings growth relative to 2010. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. We expect our overall 2011 benefit ratio to be generally consistent with that of 2010, although the impact of higher inflation on certain of our policies' claim reserves may negatively impact year over year comparisons. We expect our 2011 profit margins to continue at a favorable level, although slightly below the level of 2010.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$173.1	5.4%	$164.2	$345.4	5.6%	$327.0
Life	46.8	6.1	44.1	93.0	6.2	87.6
Cancer and Critical Illness	62.1	4.5	59.4	124.0	4.9	118.2
Total Premium Income	282.0	5.3	267.7	562.4	5.6	532.8
Net Investment Income	35.8	22.2	29.3	67.1	13.3	59.2
Other Income	0.2	100.0	0.1	0.3	—	0.3
Total	318.0	7.0	297.1	629.8	6.3	592.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	144.3	11.5	129.4	288.4	13.5	254.2
Commissions	60.5	11.0	54.5	121.7	8.5	112.2
Deferral of Acquisition Costs	(63.5)	7.3	(59.2)	(127.0)	6.2	(119.6)
Amortization of Deferred Acquisition Costs	47.1	1.1	46.6	94.9	0.5	94.4
Other Expenses	54.4	4.8	51.9	107.6	3.3	104.2
Total	242.8	8.8	223.2	485.6	9.0	445.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$75.2	1.8	$73.9	$144.2	(1.8)	$146.9

Operating Ratios (% of Premium Income):
Benefit Ratio	51.2%		48.3%	51.3%		47.7%
Other Expense Ratio	19.3%		19.4%	19.1%		19.6%
Before-tax Operating Income Ratio	26.7%		27.6%	25.6%		27.6%

Persistency:
Accident, Sickness, and Disability				74.1%		76.5%
Life				85.6%		85.5%
Cancer and Critical Illness				84.2%		84.9%

Premium income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to prior period sales growth and stable persistency for the life and cancer and critical illness lines of business, partially offset by lower persistency for the accident, sickness, and disability line of business. Although we experienced premium growth in 2011, the growth rate continues to be negatively impacted by economic conditions. Net investment income was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to an increase in bond call premiums and growth in the level of assets.

The overall benefit ratio was higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due to less favorable risk results in the accident, sickness, and disability product line and in the life product line, partially offset by favorable risk results in the cancer and critical illness product line.  Accident, sickness, and disability risk results were less favorable due to a higher level of incurred claims in our disability product line and a higher level of accidental death claims in our accident product line.  The benefit ratio for the life line of business was slightly elevated due to unfavorable mortality experience. The benefit ratio for the cancer and critical illness line of business was lower due to favorable large claims experience on the older block of cancer products.

Commissions and the deferral of acquisition costs were both higher in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to an increase in costs related to new business. The other expense ratio was slightly lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due primarily to higher premium income and a continued focus on expense management.
Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Accident, Sickness, and Disability	$58.4	4.1%	$56.1	$105.6	0.8%	$104.8
Life	15.0	(5.1)	15.8	28.3	(6.0)	30.1
Cancer and Critical Illness	12.3	2.5	12.0	22.4	0.4	22.3
Total Sales	$85.7	2.1	$83.9	$156.3	(0.6)	$157.2

Colonial Life's sales were higher for the second quarter of 2011 compared to last year's second quarter but for the first six months were slightly below the level of last year. New account sales were 12.0 percent and 1.5 percent higher than the second quarter and first six months of 2010, but existing account sales were 3.6 percent and 1.9 percent lower than the second quarter and first six months of 2010. Commercial market sales were 1.3 percent and 2.2 percent lower in the second quarter and first six months of 2011 compared to the same periods of 2010, driven primarily by sales declines of 6.1 percent and 18.8 percent in the large case commercial market segment. Sales in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, decreased 0.5 percent in the second quarter of 2011 but were 0.6 percent higher in the first six months of 2011 compared to the same periods of 2010. In the public sector market, sales were 17.5 percent and 6.6 percent higher in the second quarter and first six months of 2011 compared to the same periods of 2010. Sales results for 2011 were also unfavorably impacted by our decision to discontinue selling our limited benefit medical product during 2011. The number of new accounts added in the second quarter and first six months of 2011 was 3.7 percent and 3.6 percent lower than the same periods of 2010. The average new case size was 16.3 percent and 5.4 percent higher for the second quarter and first six months of 2011 relative to comparable periods last year.
Segment Outlook

Our premium growth in the first six months of 2011 was slightly below the level of growth in the same period of 2010 and continues to be below the level of our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. We expect volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

During the remainder of 2011, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, although we expect our overall benefit ratio to be higher than the level of 2010. We believe premium growth will re-accelerate as the economy improves and employment growth resumes.

Individual Disability – Closed Block Segment

The Individual Disability - Closed Block segment generally consists of those individual disability policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies.
Operating Results
Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$196.3	(7.6)%	$212.5	$398.6	(6.5)%	$426.5
Net Investment Income	180.3	(3.7)	187.3	362.3	(4.2)	378.0
Other Income	21.7	(6.1)	23.1	44.3	(0.7)	44.6
Total	398.3	(5.8)	422.9	805.2	(5.2)	849.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	345.5	(5.2)	364.6	697.8	(4.3)	729.2
Commissions	11.4	(10.9)	12.8	24.0	(9.4)	26.5
Interest and Debt Expense	2.6	(13.3)	3.0	5.3	(8.6)	5.8
Other Expenses	28.4	(5.6)	30.1	57.8	(9.0)	63.5
Total	387.9	(5.5)	410.5	784.9	(4.9)	825.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$10.4	(16.1)	$12.4	$20.3	(15.8)	$24.1

Interest Adjusted Loss Ratio	84.3%		85.4%	84.5%		85.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.5%		14.2%	14.5%		14.9%
Before-tax Operating Income Ratio	5.3%		5.8%	5.1%		5.7%

Premium Persistency				92.6%		93.4%

The decrease in premium income in the second quarter and first six months of 2011 compared to the same periods of 2010 is due to the expected run-off of this block of closed business driven by expected policy terminations and maturities. Net investment income was lower in the second quarter and first six months of 2011 compared to the same periods of 2010 due to a decrease in bond call premiums, a decline in prepayment income on mortgage-backed securities, and a decrease in the level of assets.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, decreased in the second quarter and first six months of 2011 compared to the same periods of 2010 due to a decline in investment income in the portfolios held by the ceding companies.

The interest adjusted loss ratio for the second quarter and first six months of 2011 was lower than the same periods of 2010 due primarily to a higher rate of claim recoveries. Interest and debt expense in the second quarter and first six months of 2011 was lower than the same periods of 2010 due to lower interest rates on our floating rate debt issued by Northwind Holdings as well as a decline in the amount of outstanding debt as a result of principal repayments. Although the level of other expenses declined for both the second quarter and first six months of 2011 relative to the prior year periods, the other expense ratio was higher in the second quarter of 2011 compared to the same period of 2010 due to the declining level of premium income relative to the decline in expense.
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
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$0.3	50.0%	$0.2	$0.6	(75.0)%	$2.4
Net Investment Income	40.8	(20.6)	51.4	79.7	(19.8)	99.4
Other Income	4.4	(32.3)	6.5	10.3	(24.3)	13.6
Total	45.5	(21.7)	58.1	90.6	(21.5)	115.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	19.2	6.7	18.0	39.3	(2.5)	40.3
Commissions	0.2	—	—	0.5	25.0	0.4
Interest and Debt Expense	32.3	4.9	30.8	67.2	10.0	61.1
Other Expenses	10.6	(60.6)	26.9	22.1	(44.9)	40.1
Total	62.3	(17.7)	75.7	129.1	(9.0)	141.9

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(16.8)	4.5	$(17.6)	$(38.5)	(45.3)	$(26.5)
Non-Insurance Product Results

Operating revenue was $16.4 million and $31.9 million in the second quarter and first six months of 2011 compared to $27.4 million and $51.1 million in the same periods of 2010. Operating losses were $25.0 million and $54.8 million in the second quarter and first six months of 2011 compared to $13.0 million and $30.1 million in the same periods of 2010.

The decrease in operating revenue in the second quarter and first six months of 2011 compared to the same periods of 2010 is due to a decline in net investment income resulting from lower short-term interest rates and our investments in low-income housing tax credit partnerships. The negative impact on net investment income and operating income by segment from our increased level of investment in low-income housing tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

The increased operating loss in the second quarter and first six months of 2011 compared to the same periods of 2010 was due primarily to the lower level of net investment income and higher interest and debt expense. Interest and debt expense increased in the second quarter and first six months of 2011 relative to the same periods of 2010 due to the September 2010 issuance of $400.0 million of 5.625% senior notes, partially offset by the maturity of our $225.1 million 7.625% senior notes in March 2011. We also had lower interest in the second quarter and first six months of 2011 compared to the same periods of 2010 on our $350.0 million 7.125% unsecured senior notes which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010.
Insurance Product Results

Operating revenue for our insurance products was $29.1 million and $58.7 million in the second quarter and first six months of 2011 compared to $30.7 million and $64.3 million in the same periods of 2010. These closed lines of business had operating income of $8.2 million and $16.3 million in the second quarter and first six months of 2011 compared to an operating loss of

$4.6 million in the second quarter of 2010 and operating income of $3.6 million in the first six months of 2010. The higher operating income for the second quarter and first six months of 2011 relative to last year's comparable periods was due primarily to a decline in litigation costs.
Segment Outlook

Our investment portfolio quality remains very strong, with low default experience during the first six months of 2011. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through strong statutory earnings. While we intend to maintain our disciplined approach to risk management throughout 2011, we believe we are well positioned wherein we have substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

Interest and debt expense for 2011 is expected to remain generally consistent with the level of 2010 due to the $225.1 million of debt which matured during the first quarter of 2011 and no expected issuances of new debt in 2011. We expect 2011 litigation costs to remain below the elevated level of 2010, and 2011 pension expenses are expected to remain generally consistent with the level of 2010.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. At June 30, 2011, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. We held $344.8 million fair value ($337.0 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.
Investment Results

Net investment income in the second quarter and first six months of 2011 increased 1.2 percent and 1.0 percent, respectively, relative to the same periods of 2010 due to continued growth in the level of invested assets, higher mortgage loan fees, and higher bond call premiums and consent fees, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.68 percent as of June 30, 2011 compared to a yield of 6.71 percent as of December 31, 2010. We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Fixed Maturity Securities
Gross Gains on Sales	$8.7	$11.4	$18.2	$29.4
Gross Losses on Sales	(9.8)	(7.2)	(16.7)	(21.7)
Other-Than-Temporary Impairment Loss	(0.7)	(10.2)	(3.0)	(10.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	4.3	1.6	5.5	6.6
Gross Losses on Sales	(1.3)	(0.3)	(1.7)	(0.8)
Impairment Loss	—	(1.2)	—	(1.7)
Embedded Derivative in Modified Coinsurance Arrangement	(4.8)	(23.6)	9.3	(5.3)
Net Realized Investment Gain (Loss)	$(3.6)	$(29.5)	$11.6	$(3.9)
We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the second quarter or first six months of 2011 and no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the second quarter or first six months of 2011 or 2010. During the first six months of 2010, we recognized an other-than-temporary impairment loss of $10.2 million on securities issued by a Netherlands financial services company.  The company recorded significant impairment losses in its securities and real estate portfolios during 2009 and 2008 and required a significant amount of government aid. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

We report changes in the fair value of an embedded derivative in a modified coinsurance arrangement as realized investment gains and losses, as required under the provisions of GAAP. GAAP requires us to include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. We therefore view the effect of realized gains and losses recognized for this embedded derivative as a reporting requirement that will not result in a permanent change in assets or stockholders' equity.

The change in fair value of this embedded derivative recognized as a realized gain or loss during the first six months of 2011 and 2010 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(87.0) million at June 30, 2011, compared to $(96.3) million at December 31, 2010, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:
Fixed Maturity Securities - By Industry Classification
As of June 30, 2011

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,260.5	$179.5	$263.3	$10.5	$1,997.2	$190.0
Capital Goods	3,521.8	354.8	318.1	13.1	3,203.7	367.9
Communications	2,765.5	325.2	237.7	11.7	2,527.8	336.9
Consumer Cyclical	1,267.6	83.8	208.1	19.0	1,059.5	102.8
Consumer Non-Cyclical	5,104.5	534.5	289.2	14.8	4,815.3	549.3
Energy (Oil & Gas)	3,395.6	439.9	42.9	0.9	3,352.7	440.8
Financial Institutions	3,379.9	147.4	633.1	29.4	2,746.8	176.8
Mortgage/Asset-Backed	3,239.2	357.2	89.3	2.5	3,149.9	359.7
Sovereigns	1,450.2	169.8	7.6	0.1	1,442.6	169.9
Technology	791.0	95.9	43.8	0.8	747.2	96.7
Transportation	1,149.1	135.9	59.2	0.7	1,089.9	136.6
U.S. Government Agencies and Municipalities	2,499.6	170.2	487.3	36.8	2,012.3	207.0
Utilities	9,886.4	920.1	712.7	30.8	9,173.7	950.9
Redeemable Preferred Stocks	57.5	1.7	29.7	1.1	27.8	2.8
Total	$40,768.4	$3,915.9	$3,422.0	$172.2	$37,346.4	$4,088.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2011 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2011.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$16.7	$14.8	$93.2	$5.9	$31.8
> 90 <= 180 days	2.9	82.4	16.9	7.2	1.2
> 180 <= 270 days	39.7	14.5	1.9	0.9	9.0
> 270 days <= 1 year	14.8	1.6	—	0.3	—
> 1 year <= 2 years	2.6	1.5	2.0	2.4	4.2
> 2 years <= 3 years	2.4	9.6	24.4	17.5	27.9
> 3 years	42.2	37.2	43.3	37.9	92.1
Sub-total	121.3	161.6	181.7	72.1	166.2

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	2.4	2.6
> 2 years <= 3 years	3.3	3.4	3.2	—	—
> 3 years	11.1	11.9	—	—	—
Sub-total	14.4	15.3	3.2	2.4	2.6

Total	$135.7	$176.9	$184.9	$74.5	$168.8

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.9	$5.2	$5.1	$0.5	$8.8
> 90 <= 180 days	0.7	4.0	0.1	1.9	1.4
> 180 <= 270 days	4.6	0.1	4.1	—	—
> 270 days <= 1 year	0.1	3.1	—	—	—
> 1 year <= 2 years	3.5	—	—	1.5	12.3
> 2 years <= 3 years	5.3	5.1	14.0	28.9	41.5
> 3 years	18.0	23.3	28.8	28.5	38.7
Sub-total	36.1	40.8	52.1	61.3	102.7

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	—	—	4.2
> 3 years	0.4	0.4	0.4	1.7	2.2
Sub-total	0.4	0.4	0.4	1.7	6.4

Total	$36.5	$41.2	$52.5	$63.0	$109.1

We held one fixed maturity security at June 30, 2011 with a gross unrealized loss of $10.0 million or greater. The security was a consumer cyclical investment grade security with a fair value of $24.4 million and a gross unrealized loss of $11.1 million.

At June 30, 2011, our mortgage/asset-backed securities had an average life of 5.15 years, effective duration of 4.42 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2011, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,717.1 million and $2,822.6 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
Mortgage Loans

Our mortgage loan portfolio was $1,576.3 million and $1,516.8 million on an amortized cost basis at June 30, 2011 and December 31, 2010, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at both June 30, 2011 and December 31, 2010 which were considered impaired. These mortgage loans were carried at the estimated net realizable values of $23.2 million and $22.9 million, respectively, net of a valuation allowance of $1.5 million at each period end. During the first six months of 2011, we foreclosed on one impaired mortgage loan and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $2.3 million at June 30, 2011. The carrying value of fixed maturity securities posted as collateral to our counterparties was $153.1 million at June 30, 2011. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which are rated A or better by both Moody's and S&P, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $62.9 million and $56.2 million on a fair value basis at June 30, 2011 and December 31, 2010, respectively.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries' capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay our stockholder dividends or meet our debt and other payment obligations.

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
We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions during 2011 of approximately £3.1 million, £1.5 million of which was contributed during the first six months of 2011.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's common stock, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During 2010, we repurchased 16.4 million shares, at a cost of $356.0 million, under this share repurchase program. The $500.0 million share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program has an expiration date of August 2012.

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during the first and second quarters of 2011 we repurchased an additional 6.6 million shares on the open market at a cost of $169.7 million, for a total repurchase of 14.3 million shares during the first six months of 2011.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $926.7 million and $1.2 billion at June 30, 2011 and December 31, 2010, respectively. The decrease during the first six months of 2011 reflects the purchase and retirement of $225.1 million of our 7.625% senior notes as well as the repurchase of shares of our common stock. The June 30, 2011 balance, of which $222.3 million was held in certain of our foreign subsidiaries in the U.K., was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.63 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds, with the exception of funds held in the U.K. We currently have no intent, nor do we foresee a need, to repatriate these funds. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. Should we elect to repatriate funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

During 2011, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level well above capital adequacy requirements. We also expect Unum Limited to operate above the Financial Services Authority (FSA) capital adequacy requirements and minimum solvency margins.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $615.7 million for the first six months of 2011, compared to $668.4 million for the comparable period of 2010. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first six months of 2010 include pension contributions of approximately $67.0 million.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $46.2 million for the first six months of 2011 compared to $429.1 million for the comparable period of 2010.

Our sales of available-for-sale securities increased slightly in the first six months of 2011 compared to the same period of 2010.  Proceeds from maturities of available-for-sale securities were lower in the first six months of 2011 compared to the same period of 2010 primarily due to a significant decrease in bond calls.

Proceeds from sales and maturities of other investments increased slightly in the first six months of 2011 compared to the same period of 2010 primarily due to an increase in distributions received from private equity partnerships, offset by a slight decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs.

Purchases of available-for-sale securities were lower in the first six months of 2011 compared to the same period of 2010 as a result of the decline in funds available for reinvestment due to the decrease in bond calls, as discussed above.

Purchases of other investments increased in the first six months of 2011 compared to the same period of 2010 as a result of an increase in funding of tax credit partnerships and mortgage loans.

Net sales of short-term investments increased in the first six months of 2011 compared to the same period of 2010 to provide funding for payment for our debt maturing in March 2011 and to also fund the 2011 repurchases of Unum Group common stock.  These sales were partially offset by purchases of short-term investments using cash received under our securities lending program.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $551.9 million for the first six months of 2011 compared to $229.5 million for the comparable period of 2010.

During the first six months of 2011, we made short-term debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011. During the first six months of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. As of June 30, 2011, the amount outstanding under our securities lending program was $140.4 million. We had no securities lending transactions during 2010.

During each of the first six months of 2011 and 2010, Tailwind Holdings made principal payments of $5.0 million on its floating rate, senior secured non-recourse notes due 2036. During the first six months of 2011 and 2010, Northwind Holdings made principal payments of $44.4 million and $42.7 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

During the first six months of 2011 and 2010, we repurchased 14.3 million and 5.7 million shares of Unum Group's common stock at a cost of $369.7 million and $129.8 million, respectively. Approximately $2.2 million of the amount repurchased in the first six months of 2010 was settled subsequent to the end of the second quarter of 2010.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the United States, that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its United Kingdom-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom.

Northwind Holdings' and Tailwind Holdings' ability to meet their debt payment obligations is dependent upon the receipt of dividends from Northwind Reinsurance Company (Northwind Re) and Tailwind Reinsurance Company (Tailwind Re), respectively. The ability of Northwind Re and Tailwind Re to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re and Tailwind Re.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

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
Debt

At June 30, 2011, we had short-term debt of $140.4 million, consisting entirely of securities lending agreements. At June 30, 2011, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,589.1 million. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 24.8 percent at June 30, 2011, compared to 25.9 percent at December 31, 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 20.8 percent at June 30, 2011 compared to 22.8 percent at December 31, 2010. The decrease in our leverage ratio is due primarily to the maturity of $225.1 million of senior notes and our principal payments on the debt of Northwind Holdings and Tailwind Holdings during the first six months of 2011. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

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
Commitments

At June 30, 2011, we had legally binding unfunded commitments of $177.8 million and $18.1 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferrable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $105.1 million to fund certain investments in private placement fixed maturity securities, $61.2 million to fund certain private equity partnerships, $1.9 million to fund underlying partnerships in our investment in a special purpose entity, and $30.1 million to fund certain commercial mortgage loans.  These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. During the first six months of 2011, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted above.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions, which increase our investment income with minimal risk. We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had $140.4 million of securities lending transactions outstanding at June 30, 2011. The average balance during the first six months of 2011 was $48.5 million, and the maximum amount outstanding at any month end was $150.8 million. We had no repurchase agreements outstanding at June 30, 2011, nor did we utilize any repurchase agreements during the first six months of 2011. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
Ratings

AM Best, Fitch, Moody's, and S&P are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency's opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency's view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa3 (Moderate)	BBB- (Good)

Financial Strength Ratings
Provident Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life & Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On January 26, 2011, AM Best upgraded its ratings of Unum Group and its operating subsidiaries to bbb and A, respectively, with the exception of Paul Revere Variable which retained its B++ rating, and revised the outlook for the Company and its subsidiaries to “stable.” On June 23, 2011, Fitch affirmed its A rating of Unum Group and its domestic subsidiaries and affirmed the senior debt rating at BBB. Fitch's rating outlook for Unum Group is Stable.

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first six months of 2011 or prior to the date of this filing.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. Based on our ongoing dialogue with the rating agencies concerning our improved insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolio, we do not expect any negative actions from any of the four rating agencies related to either Unum Group's current issuer credit ratings or the financial strength ratings of its insurance subsidiaries. However, in the event that we are unable to meet the rating agency specific guideline values to maintain our current ratings, including but not limited to maintenance of our capital management metrics at the threshold values stated and maintenance of our financial flexibility and operational consistency, we could be placed on a negative credit watch, with a potential for a downgrade to both our issuer credit ratings and our financial strength ratings.

See our annual report on Form 10-K for the year ended December 31, 2010 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. During the first six months of 2011, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2011	2,000,000	$26.11	2,000,000	$868,505,912
May 1 - May 31, 2011	1,363,893	26.27	1,363,893	832,674,183
June 1 - June 30, 2011	2,305,000	25.12	2,305,000	774,765,514
Total	5,668,893		5,668,893

(1)	The average price paid per share excludes the cost of commissions.

(2)	On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock through August 2012.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Retainer Agreement between Unum Group and Jon S. Fossel dated as of June 30, 2011.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 3, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date:	August 3, 2011	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	August 3, 2011	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer