Form 10-Q
period 2011-09-30
Unum Group
filed 2011-11-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
292,380,426 shares of the registrant’s common stock were outstanding as of October 31, 2011.

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

•	The lack of appropriate investments in the market which can be acquired to match our liability cash flows and duration.

•	Changes in interest rates, credit spreads, and securities prices.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, and consumer confidence.

•	Changes in accounting standards, practices, or policies.

•	Changes in our financial strength and credit ratings.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.

•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.

•	Actual experience in pricing, underwriting, and reserving that deviates from our assumptions.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Currency exchange rates.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Events or consequences relating to political instability, terrorism, or acts of war, both domestic and foreign.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event and to protect our systems and information from unauthorized access and deliberate attacks.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $36,746.7; $36,546.6)	$42,434.7	$40,035.6
Mortgage Loans	1,606.9	1,516.8
Policy Loans	3,075.1	2,996.1
Other Long-term Investments	611.1	529.3
Short-term Investments	1,035.9	1,163.1
Total Investments	48,763.7	46,240.9

Other Assets
Cash and Bank Deposits	52.2	53.6
Accounts and Premiums Receivable	1,680.4	1,665.8
Reinsurance Recoverable	4,923.1	4,827.9
Accrued Investment Income	695.5	669.8
Deferred Acquisition Costs	2,572.4	2,521.1
Goodwill	201.2	201.2
Property and Equipment	492.1	476.8
Other Assets	660.3	650.6

Total Assets	$60,040.9	$57,307.7

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30 2011	December 31 2010
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities
Policy and Contract Benefits	$1,517.5	$1,565.0
Reserves for Future Policy and Contract Benefits	41,633.4	39,715.0
Unearned Premiums	493.5	436.7
Other Policyholders’ Funds	1,603.5	1,669.7
Income Tax Payable	82.6	135.7
Deferred Income Tax	795.3	417.2
Short-term Debt	342.4	225.1
Long-term Debt	2,586.5	2,631.3
Other Liabilities	1,526.1	1,567.6

Total Liabilities	50,580.8	48,363.3

Commitments and Contingent Liabilities - Note 9

Stockholders’ Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 358,312,558 and 364,842,919 shares	35.8	36.5
Additional Paid-in Capital	2,580.9	2,615.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	885.6	408.3
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	—	2.1
Net Gain on Cash Flow Hedges	421.1	361.0
Foreign Currency Translation Adjustment	(116.9)	(110.9)
Unrecognized Pension and Postretirement Benefit Costs	(303.6)	(318.6)
Retained Earnings	7,487.3	7,060.8
Treasury Stock - at cost: 65,975,613 and 48,269,467 shares	(1,530.1)	(1,110.2)

Total Stockholders’ Equity	9,460.1	8,944.4

Total Liabilities and Stockholders’ Equity	$60,040.9	$57,307.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars, except share data)
Revenue
Premium Income	$1,881.2	$1,850.2	$5,625.7	$5,563.2
Net Investment Income	629.2	618.4	1,885.0	1,861.2
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(1.2)	—	(4.2)	(10.4)
Other Net Realized Investment Gain (Loss)	(22.7)	1.1	(8.1)	7.6
Net Realized Investment Gain (Loss)	(23.9)	1.1	(12.3)	(2.8)
Other Income	59.1	58.2	174.8	178.5
Total Revenue	2,545.6	2,527.9	7,673.2	7,600.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,635.6	1,587.5	4,828.0	4,736.0
Commissions	220.5	214.0	662.7	640.1
Interest and Debt Expense	35.1	35.2	108.1	102.7
Deferral of Acquisition Costs	(155.6)	(150.9)	(472.1)	(455.5)
Amortization of Deferred Acquisition Costs	125.2	130.6	400.4	407.7
Compensation Expense	198.3	194.1	598.9	582.8
Other Expenses	193.2	190.9	585.7	590.5
Total Benefits and Expenses	2,252.3	2,201.4	6,711.7	6,604.3

Income Before Income Tax	293.3	326.5	961.5	995.8

Income Tax
Current	54.4	80.6	210.7	250.7
Deferred	33.3	25.1	90.0	84.8
Total Income Tax	87.7	105.7	300.7	335.5

Net Income	$205.6	$220.8	$660.8	$660.3

Net Income Per Common Share
Basic	$0.69	$0.68	$2.16	$2.01
Assuming Dilution	$0.69	$0.68	$2.15	$2.00

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2011	2010
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.5	$36.4
Common Stock Activity	0.1	0.1
Retirement of Repurchased Common Shares	(0.8)	—
Balance at End of Period	35.8	36.5

Additional Paid-in Capital
Balance at Beginning of Year	2,615.4	2,587.4
Common Stock Activity	20.7	23.7
Retirement of Repurchased Common Shares	(55.2)	—
Balance at End of Period	2,580.9	2,611.1

Accumulated Other Comprehensive Income
Balance at Beginning of Year	341.9	341.0
Change During Period	544.3	152.8
Balance at End of Period	886.2	493.8

Retained Earnings
Balance at Beginning of Year	7,060.8	6,289.5
Net Income	660.8	660.3
Dividends to Stockholders (per common share: $0.2900; $0.2575)	(90.3)	(85.4)
Retirement of Repurchased Common Shares	(144.0)	—
Balance at End of Period	7,487.3	6,864.4

Treasury Stock
Balance at Beginning of Year	(1,110.2)	(754.2)
Purchases of Treasury Stock	(419.9)	(327.5)
Balance at End of Period	(1,530.1)	(1,081.7)

Total Stockholders’ Equity at End of Period	$9,460.1	$8,924.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2011	2010
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$660.8	$660.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(45.8)	(44.1)
Change in Deferred Acquisition Costs	(71.7)	(47.8)
Change in Insurance Reserves and Liabilities	321.7	440.4
Change in Income Taxes	41.2	124.5
Change in Other Accrued Liabilities	12.4	(35.9)
Non-cash Adjustments to Net Investment Income	(206.6)	(225.6)
Net Realized Investment Loss	12.3	2.8
Depreciation	60.2	56.1
Other, Net	4.2	(16.9)
Net Cash Provided by Operating Activities	788.7	913.8

Cash Flows from Investing Activities
Proceeds from Sales of Available-for-Sale Securities	908.8	723.9
Proceeds from Maturities of Available-for-Sale Securities	1,235.0	1,682.4
Proceeds from Sales and Maturities of Other Investments	101.3	102.3
Purchase of Available-for-Sale Securities	(2,162.2)	(2,958.7)
Purchase of Other Investments	(234.3)	(222.1)
Net Sales (Purchases) of Short-term Investments	86.3	(70.3)
Other, Net	(75.9)	(100.4)
Net Cash Used by Investing Activities	(141.0)	(842.9)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings	117.3	—
Issuance of Long-term Debt	—	396.9
Long-term Debt Repayments	(66.9)	(62.7)
Issuance of Common Stock	7.6	9.4
Repurchase of Common Stock	(619.9)	(324.0)
Dividends Paid to Stockholders	(90.3)	(85.4)
Other, Net	3.2	1.9
Net Cash Used by Financing Activities	(649.0)	(63.9)

Effect of Foreign Exchange Rate Changes on Cash	(0.1)	—

Net Increase (Decrease) in Cash and Bank Deposits	(1.4)	7.0

Cash and Bank Deposits at Beginning of Year	53.6	71.6

Cash and Bank Deposits at End of Period	$52.2	$78.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars)
Net Income	$205.6	$220.8	$660.8	$660.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $599.6; $474.7; $754.9; $1,071.9)	1,124.5	906.2	1,419.0	2,035.3
Change in Net Unrealized Gains on Securities Other-Than-Temporarily Impaired (net of tax expense (benefit) of $ - ; $0.5; $(1.1); $ - )	—	1.0	(2.1)	0.1
Total Change in Net Unrealized Gains on Securities Before Reclassification Adjustment (net of tax expense of $599.6; $475.2; $753.8; $1,071.9)	1,124.5	907.2	1,416.9	2,035.4
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $3.4; $0.4; $4.6; $1.1)	(5.3)	(1.5)	(7.7)	(3.3)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $34.7; $(6.0); $32.0; $22.9)	65.2	(11.7)	60.1	42.2
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $378.5; $472.6; $500.2; $1,015.6)	(705.3)	(894.2)	(934.0)	(1,923.8)
Change in Foreign Currency Translation Adjustment (net of tax expense of $ - ; $0.6; $ - ; $0.6)	(34.1)	53.3	(6.0)	(24.7)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $2.8; $1.9; $6.9; $(3.6))	5.2	2.8	15.0	27.0
Total Other Comprehensive Income	450.2	55.9	544.3	152.8

Comprehensive Income	$655.8	$276.7	$1,205.1	$813.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2011

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2011 for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted during the First Nine Months of 2011:

Accounting Standards Codification (ASC) 310 “Receivables”

In January and April 2011, the Financial Accounting Standards Board (FASB) deferred the effective date of disclosures about troubled debt restructurings and issued updates providing additional clarification to help creditors in determining whether a creditor has granted a concession as well as whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. We adopted these updates effective July 1, 2011. The adoption of these updates expanded our disclosures but had no effect on our financial position or results of operations.

Accounting Updates Adopted during the First Nine Months of 2010:

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
September 30, 2011
Note 2 - Accounting Developments - Continued

Accounting Updates Outstanding:

ASC 220 “Comprehensive Income”

In June 2011, the FASB issued an update related to the financial statement presentation of comprehensive income. This update requires that changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present net income and its components, followed consecutively by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update shall be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. In October 2011, the FASB tentatively decided to issue an exposure draft to delay the effective date of the presentation requirements for reclassification adjustments to give the FASB time to address concerns expressed by registrants about applying the presentation requirements contained within the update. The adoption of this update will modify our financial statement presentation but will have no effect on our financial position or results of operations.

ASC 350 “Intangibles - Goodwill and Other”

In September 2011, the FASB issued an update which gives companies the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011. The adoption of this update will have no effect on our financial position or results of operations.

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
Unum Group and Subsidiaries
September 30, 2011
Note 2 - Accounting Developments - Continued

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,434.7	$42,434.7	$40,035.6	$40,035.6
Mortgage Loans	1,606.9	1,789.9	1,516.8	1,685.4
Policy Loans	3,075.1	3,146.0	2,996.1	3,044.4
Other Long-term Investments
Derivatives	143.2	143.2	99.1	99.1
Equity Securities	10.4	10.4	10.4	10.4
Miscellaneous Long-term Investments	457.5	457.5	419.8	419.8

Liabilities
Policyholders’ Funds
Deferred Annuity Products	$642.5	$642.5	$656.3	$656.3
Supplementary Contracts without Life Contingencies	491.8	491.8	508.5	508.5
Short-term Debt	342.4	342.4	225.1	226.8
Long-term Debt	2,586.5	2,589.9	2,631.3	2,483.8
Other Liabilities
Derivatives	154.7	154.7	199.6	199.6
Embedded Derivative in Modified Coinsurance Arrangement	120.7	120.7	96.3	96.3
Unfunded Commitments to Investment Partnerships	158.6	158.6	169.9	169.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,864.0 million and $2,790.5 million as of September 30, 2011 and December 31, 2010, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

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
September 30, 2011
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
September 30, 2011
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

At September 30, 2011, approximately 15.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 84.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable or unobservable inputs, as discussed below.

•
Approximately 68.7 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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
September 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

•
Approximately 11.2 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

The categorization of fair value measurements by input level is as follows:

	September 30, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$324.7	$968.9	$—	$1,293.6
States, Municipalities, and Political Subdivisions	31.5	1,554.9	—	1,586.4
Foreign Governments	—	1,474.7	—	1,474.7
Public Utilities	1,131.4	8,973.5	395.8	10,500.7
Mortgage/Asset-Backed Securities	—	3,127.4	19.6	3,147.0
All Other Corporate Bonds	5,183.6	18,725.4	466.8	24,375.8
Redeemable Preferred Stocks	—	34.8	21.7	56.5
Total Fixed Maturity Securities	6,671.2	34,859.6	903.9	42,434.7

Other Long-term Investments
Derivatives
Interest Rate Swaps and Forwards	—	140.8	—	140.8
Foreign Exchange Contracts	—	2.4	—	2.4
Total Derivatives	—	143.2	—	143.2
Equity Securities	—	—	10.4	10.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$33.5	$—	$33.5
Foreign Exchange Contracts	—	121.2	—	121.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	120.7	120.7
Total Derivatives	—	154.7	120.7	275.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$177.2	$16.1	$169.8	$—
States, Municipalities, and Political Subdivisions	—	20.0	25.4	301.9
Foreign Governments	—	—	—	0.7
Public Utilities	665.7	694.8	710.5	488.6
All Other Corporate Bonds	1,798.1	2,347.2	2,334.1	1,732.3
Total Fixed Maturity Securities	$2,641.0	$3,078.1	$3,239.8	$2,523.5

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$17.1	$20.5	$110.8	$—
States, Municipalities, and Political Subdivisions	123.7	40.0	55.4	59.5
Public Utilities	678.9	579.4	616.1	581.0
All Other Corporate Bonds	2,328.7	1,887.6	2,949.3	1,052.4
Redeemable Preferred Stock	—	—	—	5.5
Total Fixed Maturity Securities	$3,148.4	$2,527.5	$3,731.6	$1,698.4

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
September 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$217.9	$0.1	$9.3	$30.0	$(11.9)	$220.2	$(69.8)	$395.8
Mortgage/Asset-Backed Securities	19.7	—	(0.1)	—	—	—	—	19.6
All Other Corporate Bonds	528.3	—	1.3	—	(17.6)	119.6	(164.8)	466.8
Redeemable Preferred Stocks	22.6	—	(0.9)	—	—	—	—	21.7
Total Fixed Maturity Securities	788.5	0.1	9.6	30.0	(29.5)	339.8	(234.6)	903.9

Equity Securities	3.6	(0.4)	(2.4)	—	—	9.6	—	10.4
Embedded Derivative in Modified Coinsurance Arrangement	(87.0)	(33.7)	—	—	—	—	—	(120.7)

	Three Months Ended September 30, 2010
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$0.5	$17.7	$—	$—	$—	$18.2
Public Utilities	72.4	—	6.8	—	(1.3)	108.0	(28.0)	157.9
Mortgage/Asset-Backed Securities	1.5	—	—	—	(0.8)	—	—	0.7
All Other Corporate Bonds	430.1	—	11.1	3.1	(5.3)	127.7	(44.1)	522.6
Redeemable Preferred Stocks	21.3	—	—	—	—	—	(21.2)	0.1
Total Fixed Maturity Securities	525.3	—	18.4	20.8	(7.4)	235.7	(93.3)	699.5

Equity Securities	8.9	—	1.8	—	—	—	—	10.7
Embedded Derivative in Modified Coinsurance Arrangement	(122.7)	1.6	—	—	—	—	—	(121.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$0.1	$17.1	$30.0	$(15.7)	$299.7	$(109.0)	$395.8
Mortgage/Asset-Backed Securities	0.7	—	(0.4)	19.4	(0.1)	—	—	19.6
All Other Corporate Bonds	829.7	(2.1)	4.7	41.7	(32.5)	96.2	(470.9)	466.8
Redeemable Preferred Stocks	21.7	—	—	—	—	—	—	21.7
Total Fixed Maturity Securities	1,025.7	(2.0)	21.4	91.1	(48.3)	395.9	(579.9)	903.9

Equity Securities	1.5	(0.4)	(1.7)	2.0	—	9.0	—	10.4
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	(24.4)	—	—	—	—	—	(120.7)

	Nine Months Ended September 30, 2010
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$0.5	$17.7	$—	$—	$—	$18.2
Public Utilities	264.3	(1.0)	9.9	—	(8.1)	112.5	(219.7)	157.9
Mortgage/Asset-Backed Securities	4.7	—	0.3	—	(4.3)	—	—	0.7
All Other Corporate Bonds	580.0	(1.8)	47.5	3.1	(41.8)	208.6	(273.0)	522.6
Redeemable Preferred Stocks	20.4	—	—	—	—	—	(20.3)	0.1
Total Fixed Maturity Securities	869.4	(2.8)	58.2	20.8	(54.2)	321.1	(513.0)	699.5

Equity Securities	1.5	—	2.4	6.9	(0.1)	—	—	10.7
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	(3.7)	—	—	—	—	—	(121.1)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 3 - Fair Values of Financial Instruments - Continued

in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Losses for the three and nine months ended September 30, 2011 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at the end of that period were $33.7 million and $24.4 million, respectively. Gains (losses) for the three and nine months ended September 30, 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at the end of that period were $1.6 million and $(3.7) million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 4 - Investments

Fixed Maturity Securities

At September 30, 2011 and December 31, 2010, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	September 30, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$998.8	$296.0	$1.2	$1,293.6
States, Municipalities, and Political Subdivisions	1,360.5	229.0	3.1	1,586.4
Foreign Governments	1,254.3	220.4	—	1,474.7
Public Utilities	8,935.8	1,593.5	28.6	10,500.7
Mortgage/Asset-Backed Securities	2,764.4	386.5	3.9	3,147.0
All Other Corporate Bonds	21,377.1	3,229.8	231.1	24,375.8
Redeemable Preferred Stocks	55.8	2.4	1.7	56.5
Total Fixed Maturity Securities	$36,746.7	$5,957.6	$269.6	$42,434.7

There were no other-than-temporary impairments recognized in accumulated other comprehensive income as of September 30, 2011.

	December 31, 2010
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
United States Government and Government Agencies and Authorities	$981.7	$128.6	$8.6	$1,101.7	$—
States, Municipalities, and Political Subdivisions	1,271.0	21.5	47.3	1,245.2	—
Foreign Governments	1,248.6	160.7	—	1,409.3	—
Public Utilities	8,874.2	854.3	44.3	9,684.2	—
Mortgage/Asset-Backed Securities	3,047.8	338.3	0.6	3,385.5	—
All Other Corporate Bonds	21,067.5	2,221.3	134.1	23,154.7	3.9
Redeemable Preferred Stocks	55.8	1.7	2.5	55.0	—
Total Fixed Maturity Securities	$36,546.6	$3,726.4	$237.4	$40,035.6	$3.9

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	September 30, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.2	$1.2
States, Municipalities, and Political Subdivisions	4.8	0.1	89.8	3.0
Public Utilities	211.8	19.7	74.7	8.9
Mortgage/Asset-Backed Securities	95.5	3.1	20.8	0.8
All Other Corporate Bonds	2,315.6	118.8	639.5	112.3
Redeemable Preferred Stocks	—	—	21.1	1.7
Total Fixed Maturity Securities	$2,627.7	$141.7	$852.1	$127.9

	December 31, 2010
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$23.9	$3.1	$10.9	$5.5
States, Municipalities, and Political Subdivisions	660.6	28.4	100.3	18.9
Public Utilities	1,073.8	41.0	41.0	3.3
Mortgage/Asset-Backed Securities	34.5	0.1	45.5	0.5
All Other Corporate Bonds	1,667.2	48.3	1,071.7	85.8
Redeemable Preferred Stocks	7.6	0.4	20.7	2.1
Total Fixed Maturity Securities	$3,467.6	$121.3	$1,290.1	$116.1

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2011
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$669.6	$13.4	$636.9	$0.2	$45.9
Over 1 year through 5 years	5,061.2	442.7	4,956.9	15.7	531.3
Over 5 years through 10 years	9,563.7	1,191.2	9,257.3	98.5	1,399.1
Over 10 years	18,687.8	3,923.8	21,073.1	151.3	1,387.2
	33,982.3	5,571.1	35,924.2	265.7	3,363.5
Mortgage/Asset-Backed Securities	2,764.4	386.5	3,030.7	3.9	116.3
Total Fixed Maturity Securities	$36,746.7	$5,957.6	$38,954.9	$269.6	$3,479.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

At September 30, 2011, the fair value of investment-grade fixed maturity securities was $39,732.2 million, with a gross unrealized gain of $5,889.0 million and a gross unrealized loss of $146.0 million. The gross unrealized loss on investment-grade fixed maturity securities was 54.2 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At September 30, 2011, the fair value of below-investment-grade fixed maturity securities was $2,702.5 million, with a gross unrealized gain of $68.6 million and a gross unrealized loss of $123.6 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 45.8 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2011, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2011, we held 96 individual investment-grade fixed maturity securities and 82 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 44 investment-grade fixed maturity securities and 23 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2011
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
September 30, 2011
Note 4 - Investments - Continued

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held as of the dates shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income.

	Nine Months Ended	Three and Nine Months Ended
	September 30, 2011	September 30, 2010
	(in millions of dollars)
Balance at Beginning of Period	$8.5	$18.3
Sales or Maturities of Securities	(8.5)	—
Balance at End of Period	$—	$18.3

There was no activity for the three months ended September 30, 2011 or for the three and nine months ended September 30, 2010.

At September 30, 2011, we had non-binding commitments of $28.7 million to fund private placement fixed maturity securities.
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

As of September 30, 2011, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $405.1 million, comprised of $310.2 million of tax credit partnerships and $94.9 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $158.6 million at September 30, 2011. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $57.3 million to fund certain private equity partnerships at September 30, 2011.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $122.8 million, $0.1 million, and $8.5 million, respectively, as of September 30, 2011.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At September 30, 2011, we had non-binding commitments to fund approximately $0.5 million to the underlying partnerships.  The amount of funding provided to the partnerships during the three and nine months ended September 30, 2011 and 2010 was de minimis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

Mortgage loans by property type and geographic region are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
	(in millions of dollars)
Property Type
Apartment	$28.1	1.7%	$33.7	2.2%
Industrial	518.2	32.3	458.2	30.2
Mixed	94.1	5.9	95.8	6.3
Office	658.1	41.0	634.7	41.9
Retail	301.2	18.7	286.9	18.9
Other	7.2	0.4	7.5	0.5
Total	$1,606.9	100.0%	$1,516.8	100.0%

Region
New England	$148.2	9.2%	$146.8	9.7%
Mid-Atlantic	172.3	10.7	184.8	12.2
East North Central	214.0	13.3	171.7	11.3
West North Central	152.4	9.5	134.6	8.9
South Atlantic	390.5	24.3	372.0	24.5
East South Central	52.7	3.3	26.9	1.8
West South Central	161.9	10.1	171.8	11.3
Mountain	59.2	3.7	60.7	4.0
Pacific	255.7	15.9	247.5	16.3
Total	$1,606.9	100.0%	$1,516.8	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30 2011	December 31 2010
	(in millions of dollars)
Internal Rating
Aa	$18.0	$19.0
A	702.6	744.4
Baa	842.2	732.9
Ba	31.0	20.5
B	13.1	—
Total	$1,606.9	$1,516.8

Loan-to-Value Ratio
<= 65%	$558.0	$425.3
> 65% <= 75%	806.4	869.2
> 75% <= 85%	169.7	161.9
> 85% <= 100%	72.8	60.4
Total	$1,606.9	$1,516.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Three and Nine Months Ended September 30 2011	Three Months Ended September 30 2010	Nine Months Ended September 30 2010
	(in millions of dollars)
Balance at Beginning of Period	$1.5	$0.5	$3.2
Provision	—	0.4	0.9
Charge-offs, Net of Recoveries	—	—	(3.2)
Balance at End of Period	$1.5	$0.9	$0.9

Impaired mortgage loans are as follows:

	September 30, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$19.6	$19.6	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$32.7	$34.2	$1.5

	December 31, 2010
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.8	$9.8	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.9	$24.4	$1.5

During the three and nine months ended September 30, 2011, our average investment in impaired mortgage loans was $26.4 million and $20.9 million, respectively. For the three and nine months ended September 30, 2011, we recognized $0.2 million and $0.6 million of interest income, respectively, on mortgage loans subsequent to impairment.

We had no troubled debt restructurings for the three months ended September 30, 2011. During the nine months ended September 30, 2011, we foreclosed on a previously impaired mortgage loan with a book value of $9.8 million and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on this troubled debt restructuring.

As of September 30, 2011, we held two mortgage loans that were past due regarding principal and interest payments and for which we had discontinued the accrual of investment income. One loan was greater than 90 days past due and had a carrying value of $10.1 million, and the other loan was greater than 30 days past due and had a carrying value of $9.5 million. As of December 31, 2010, none of our mortgage loans were past due regarding principal and interest payments, and none were on nonaccrual status.

At September 30, 2011, we had non-binding commitments of $17.8 million to fund certain commercial mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions. These transactions increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements and is typically reinvested in short-term investments. In the event that securities are received as collateral, we are not permitted to sell or re-post them.

We account for all of our securities lending transactions and repurchase agreements as collateralized financings. As of September 30, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $344.5 million, for which we received collateral in the form of cash and securities of $342.4 million and $15.4 million, respectively. We had no outstanding repurchase agreements at September 30, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$14.8	$6.0	$33.0	$35.4
Gross Losses on Sales	(5.4)	(4.1)	(22.1)	(25.8)
Other-Than-Temporary Impairment Loss	(1.2)	—	(4.2)	(10.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.6	0.3	7.1	6.9
Gross Losses on Sales	—	—	(0.2)	(0.5)
Impairment Loss	(0.4)	(0.4)	(0.4)	(2.1)
Foreign Currency Transactions	0.4	(2.3)	(1.1)	(2.6)
Embedded Derivative in Modified Coinsurance Arrangement	(33.7)	1.6	(24.4)	(3.7)
Net Realized Investment Gain (Loss)	$(23.9)	$1.1	$(12.3)	$(2.8)

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
September 30, 2011
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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 5 - Derivative Financial Instruments - Continued

position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $23.2 million at September 30, 2011. We held no cash collateral from our counterparties as of September 30, 2011. We held cash collateral of $39.1 million from our counterparties as of December 31, 2010. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $131.6 million and $158.8 million at September 30, 2011 and December 31, 2010, respectively. We had no cash posted as collateral to our counterparties at September 30, 2011 and December 31, 2010.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $154.7 million and $199.6 million at September 30, 2011 and December 31, 2010, respectively.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7
Additions	—	—	—	15.0	15.0
Terminations	—	5.0	50.0	—	55.0
Balance at September 30, 2011	$174.0	$574.7	$735.0	$15.0	$1,498.7

Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$1,681.9
Additions	—	—	—	46.9	46.9
Terminations	—	43.2	155.0	31.9	230.1
Balance at September 30, 2011	$174.0	$574.7	$735.0	$15.0	$1,498.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at September 30, 2011, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2011	2012	2013	Total
		(in millions of dollars)
Notional Value	$50.0	$185.0	$150.0	$385.0
Weighted Average Receive Rate	5.16%	6.49%	6.34%	6.26%
Weighted Average Pay Rate	0.37%	0.37%	0.37%	0.37%

Cash Flow Hedges

As of September 30, 2011 and December 31, 2010, we had $385.0 million and $540.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of September 30, 2011 and December 31, 2010, we had $574.7 million and $617.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar-denominated securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 5 - Derivative Financial Instruments - Continued

As of September 30, 2011, we had $15.0 million notional amount of open forward treasury locks to hedge the interest rate risk associated with the anticipated proceeds to be received from the call of specific fixed maturity securities. During the nine months ended September 30, 2011, we also entered into and subsequently terminated $31.9 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called and/or sold, and we recognized a gain of $0.1 million on the termination of these hedges. The gain was recognized in other comprehensive income and subsequently amortized into net investment income. We had no open forward treasury locks at December 31, 2010.

During the third quarter of 2010, we terminated $250.0 million notional amount of forward starting interest rate swaps used to hedge the interest rate risk associated with the anticipated issuance of long-term debt. The swaps were terminated at the time the debt was issued. We recognized a loss of $18.5 million on the termination of these hedges. This loss was recognized in other comprehensive income and is being amortized into earnings as a component of interest and debt expense, which has the effect of increasing the periodic interest expense on our debt issued in 2010.

For the nine months ended September 30, 2011 and 2010, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2011, we expect to amortize approximately $33.6 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of September 30, 2011. Fluctuations in fair values of these derivatives between September 30, 2011 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2011, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2011 and December 31, 2010, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the nine months ended September 30, 2011 and 2010, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in gains of $8.7 million and $15.9 million, respectively, with offsetting losses on the related interest rate swaps.

As of September 30, 2011 and December 31, 2010, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the nine months ended September 30, 2011, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a loss of $22.0 million, with an offsetting gain on the related interest rate swaps.

For the nine months ended September 30, 2011 and 2010, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments’ gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$140.8	Other Liabilities	$33.5
Foreign Exchange Contracts	Other L-T Investments	2.4	Other Liabilities	121.2
Total		$143.2		$154.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$120.7

	December 31, 2010
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$98.4	Other Liabilities	$39.1
Foreign Exchange Contracts	Other L-T Investments	0.7	Other Liabilities	160.5
Total		$99.1		$199.6

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$96.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 5 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended September 30, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$8.0	$8.6	(1)	$—
Interest Rate Swaps	—	0.7	(2)	—
Interest Rate Swaps	—	(0.4)	(3)	—
Foreign Exchange Contracts	—	(0.3)	(1)	—
Foreign Exchange Contracts	51.4	46.6	(2)	—
Total	$59.4	$55.2		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Three Months Ended September 30, 2010
	Loss Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$(7.7)	$6.9	(1)	$—
Interest Rate Swaps	—	1.6	(2)	—
Interest Rate Swaps	—	(0.1)	(3)	—
Foreign Exchange Contracts	—	(0.4)	(1)	—
Foreign Exchange Contracts	(34.5)	(21.2)	(2)	—
Foreign Exchange Contracts	—	0.7	(3)	—
Total	$(42.2)	$(12.5)		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Gain (loss) recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$35.4	$26.0	(1)	$—
Interest Rate Swaps	—	2.5	(2)	—
Interest Rate Swaps	—	(1.2)	(3)	—
Foreign Exchange Contracts	—	(0.9)	(1)	—
Foreign Exchange Contracts	40.9	22.0	(2)	—
Total	$76.3	$48.4		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Nine Months Ended September 30, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$16.8	$22.5	(1)	$—
Interest Rate Swaps	—	4.2	(2)	—
Interest Rate Swaps	—	(0.1)	(3)	—
Interest Rate Swaps	—	(0.1)	(4)	—
Foreign Exchange Contracts	—	(1.5)	(1)	—
Foreign Exchange Contracts	(3.9)	(7.7)	(2)	—
Foreign Exchange Contracts	—	1.9	(3)	—
Total	$12.9	$19.2		$—

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Gain (loss) recognized in interest and debt expense

(4)	Loss recognized in other income
The following table summarizes the location of and gains and losses on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$(33.7)	$1.6	$(24.4)	$(3.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011

Note 6 - Segment Information

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Individual Disability - Closed Block, and Corporate and Other.

Premium income by major line of business within each of our segments is presented as follows. Certain prior year amounts within Unum UK have been reclassified to conform to current year presentation.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$393.7	$404.9	$1,185.3	$1,233.6
Group Short-term Disability	115.2	108.7	339.0	322.5
Group Life and Accidental Death & Dismemberment
Group Life	277.6	273.0	825.3	814.5
Accidental Death & Dismemberment	27.7	27.0	81.6	79.3
Supplemental and Voluntary
Individual Disability - Recently Issued	116.6	116.7	348.3	349.5
Long-term Care	152.1	149.4	453.5	448.1
Voluntary Benefits	143.6	130.9	433.5	395.7
	1,226.5	1,210.6	3,666.5	3,643.2
Unum UK
Group Long-term Disability	107.3	101.8	318.3	310.7
Group Life	52.1	44.5	151.6	126.8
Supplemental and Voluntary	16.1	15.1	48.5	42.6
	175.5	161.4	518.4	480.1
Colonial Life
Accident, Sickness, and Disability	174.3	166.1	519.7	493.1
Life	47.0	43.4	140.0	131.0
Cancer and Critical Illness	62.4	59.8	186.4	178.0
	283.7	269.3	846.1	802.1

Individual Disability - Closed Block	196.4	208.5	595.0	635.0

Corporate and Other	(0.9)	0.4	(0.3)	2.8
Total	$1,881.2	$1,850.2	$5,625.7	$5,563.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011

Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Individual Disability - Closed Block	Corporate and Other	Total
	(in millions of dollars)
Three Months Ended September 30, 2011
Premium Income	$1,226.5	$175.5	$283.7	$196.4	$(0.9)	$1,881.2
Net Investment Income	332.4	43.3	32.5	181.9	39.1	629.2
Other Income	30.4	—	0.1	23.6	5.0	59.1
Operating Revenue	$1,589.3	$218.8	$316.3	$401.9	$43.2	$2,569.5

Operating Income (Loss)	$219.5	$34.9	$70.3	$14.0	$(21.5)	$317.2

Three Months Ended September 30, 2010
Premium Income	$1,210.6	$161.4	$269.3	$208.5	$0.4	$1,850.2
Net Investment Income	312.9	39.0	31.9	185.5	49.1	618.4
Other Income	29.7	0.2	0.2	22.7	5.4	58.2
Operating Revenue	$1,553.2	$200.6	$301.4	$416.7	$54.9	$2,526.8

Operating Income (Loss)	$204.7	$47.2	$74.5	$9.8	$(10.8)	$325.4

Nine Months Ended September 30, 2011
Premium Income	$3,666.5	$518.4	$846.1	$595.0	$(0.3)	$5,625.7
Net Investment Income	983.1	139.3	99.6	544.2	118.8	1,885.0
Other Income	91.1	0.1	0.4	67.9	15.3	174.8
Operating Revenue	$4,740.7	$657.8	$946.1	$1,207.1	$133.8	$7,685.5

Operating Income (Loss)	$646.7	$138.3	$214.5	$34.3	$(60.0)	$973.8

Nine Months Ended September 30, 2010
Premium Income	$3,643.2	$480.1	$802.1	$635.0	$2.8	$5,563.2
Net Investment Income	936.2	121.9	91.1	563.5	148.5	1,861.2
Other Income	90.6	1.1	0.5	67.3	19.0	178.5
Operating Revenue	$4,670.0	$603.1	$893.7	$1,265.8	$170.3	$7,602.9

Operating Income (Loss)	$619.9	$160.7	$221.4	$33.9	$(37.3)	$998.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011

Note 6 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars)
Operating Revenue by Segment	$2,569.5	$2,526.8	$7,685.5	$7,602.9
Net Realized Investment Gain (Loss)	(23.9)	1.1	(12.3)	(2.8)
Revenue	$2,545.6	$2,527.9	$7,673.2	$7,600.1

Operating Income by Segment	$317.2	$325.4	$973.8	$998.6
Net Realized Investment Gain (Loss)	(23.9)	1.1	(12.3)	(2.8)
Income Tax	87.7	105.7	300.7	335.5
Net Income	$205.6	$220.8	$660.8	$660.3

Assets by segment are as follows:

	September 30 2011	December 31 2010
	(in millions of dollars)
Unum US	$26,701.7	$24,876.9
Unum UK	3,568.3	3,386.3
Colonial Life	3,294.7	3,047.3
Individual Disability - Closed Block	16,109.4	15,509.1
Corporate and Other	10,366.8	10,488.1
Total	$60,040.9	$57,307.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended September 30
	2011	2010	2011	2010	2011	2010
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	(in millions of dollars)
Service Cost	$10.7	$9.2	$1.1	$0.9	$0.5	$0.6
Interest Cost	19.4	17.8	2.3	2.4	2.5	2.7
Expected Return on Plan Assets	(21.9)	(17.7)	(3.1)	(2.7)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	8.0	7.4	—	0.6	—	—
Prior Service Credit	(0.1)	(0.1)	—	—	(0.6)	(0.6)
Net Periodic Benefit Cost	$16.1	$16.6	$0.3	$1.2	$2.2	$2.5

	Nine Months Ended September 30
	2011	2010	2011	2010	2011	2010
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	(in millions of dollars)
Service Cost	$32.0	$27.4	$3.5	$3.4	$1.4	$1.9
Interest Cost	58.2	53.4	6.7	7.1	7.5	8.1
Expected Return on Plan Assets	(65.7)	(52.9)	(9.2)	(7.9)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss	24.0	22.3	—	1.8	—	—
Prior Service Credit	(0.4)	(0.4)	—	—	(1.9)	(1.9)
Net Periodic Benefit Cost	$48.1	$49.8	$1.0	$4.4	$6.5	$7.6

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2011. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions totaling $1.2 million and $3.6 million in the third quarter and first nine months of 2011, respectively, or approximately £0.7 million and £2.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011

Note 8 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(in millions of dollars, except share data)
Numerator
Net Income	$205.6	$220.8	$660.8	$660.3

Denominator (000s)
Weighted Average Common Shares - Basic	298,185.8	323,083.5	305,694.5	328,828.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	987.1	1,383.5	1,223.9	1,344.5
Weighted Average Common Shares - Assuming Dilution	299,172.9	324,467.0	306,918.4	330,173.1

Net Income Per Common Share
Basic	$0.69	$0.68	$2.16	$2.01
Assuming Dilution	$0.69	$0.68	$2.15	$2.00

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.4 million and 2.1 million shares of common stock for the three and nine month periods ended September 30, 2011, and 3.6 million common shares for the three and nine month periods ended September 30, 2010.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. For the three and nine month periods ended September 30, 2010, we repurchased 9.5 million and 15.2 million shares for $197.7 million and $327.5 million, respectively, including commissions of $0.2 million and $0.3 million. For the year ended December 31, 2010, we repurchased 16.4 million shares at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program.

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
September 30, 2011

Note 8 - Stockholders' Equity and Earnings Per Common Share - Continued

In addition to these repurchases, for the three and nine month periods ended September 30, 2011, we repurchased an additional 11.1 million and 17.7 million shares on the open market at a cost of $250.2 million and $419.9 million, respectively, including commissions of $0.2 million and $0.3 million. The dollar value of shares remaining under the $1.0 billion repurchase program at September 30, 2011 is $524.7 million.

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
September 30, 2011
Note 9 - Commitments and Contingent Liabilities - Continued

Broker Compensation, Quoting Process, and Other Matters

Examinations and Investigations

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. This investigation commenced in 2005, and, until the November 2009 contact, we had received no communications from the regulators regarding this matter since December 2007. Negotiations are ongoing.

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

The only remaining proceeding against us that is part of MDL No. 1663 is Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to MDL No. 1663. Plaintiffs renewed a motion to remand the case to the state court in Florida, and that motion was denied without prejudice on October 16, 2009. There have been no further proceedings in this case subsequent to that date, while the Court considers motions to dismiss filed by other defendants in MDL No. 1663.

Miscellaneous Matters

In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  On July 27, 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. This decision has been appealed to the United States District Court for the Southern District of New York.

In July 2010, we received a subpoena from the Office of the New York Attorney General requesting documents and information relating to certain group life insurance policies wherein we paid life insurance proceeds by establishing interest-bearing retained asset accounts. We furnished the requested documents and information. Our last submission was made on October 6, 2010. Because we have received no further communications from the New York Attorney General following our response, we consider this investigation to be dormant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 9 - Commitments and Contingent Liabilities - Continued

In March 2011, we received a request for information from an independent third party as part of an examination on behalf of 26 states and the District of Columbia to evaluate our compliance with the unclaimed property laws of the participating states. Industry-wide practices are currently under review concerning the identification and handling of unclaimed property by insurers, and numerous other insurers are under similar examination. We are cooperating fully with this examination. In July 2011, the New York State Insurance Department issued a special request to approximately 160 insurers, including Unum Group's New York licensed insurance subsidiaries, which requires the insurers to cross-check their life insurance policies, annuity contracts, and retained asset accounts with the latest version of the Social Security Master Death Index to identify any matches. Insurers are also requested to investigate the matches to determine if death benefits are due, to locate the beneficiaries, and to make payments where appropriate. We are cooperating fully with this request. It is possible other state jurisdictions may pursue similar investigations or inquiries or issue directives similar to the New York Insurance Department's letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties. We are currently unable to estimate the reasonably possible amount of any additional payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2011
Note 10 - Other

Debt

During the nine months ended September 30, 2011, we made principal payments of $59.4 million and $7.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

During the first quarter of 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

At September 30, 2011, short-term debt consisted of $342.4 million of securities lending transactions.

Income Tax

At September 30, 2011, we had a liability of $133.5 million for unrecognized tax benefits, $118.3 million of which is associated with deferred tax assets. The total unrecognized tax benefit that would impact the effective tax rate, if recognized, is $15.2 million. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income was $1.5 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, and $1.5 million and $4.0 million for the three and nine months ended September 30, 2010, respectively.

During 2009, we had a conference with the Internal Revenue Service (IRS) with respect to our appeal of audit adjustments for the years 1999 to 2004. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period.  As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 million to $55.0 million.  We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

The income tax rate in the U.K. is expected to be reduced annually, at least one percent per year, beginning in April 2011, with the ultimate goal of reducing the rate from 28 percent to 23 percent. An income tax rate reduction was enacted which reduced the tax rate from 28 percent to 27 percent in the third quarter of 2010, effective April 2011. In the third quarter of 2011, an income tax rate reduction was enacted which reduced the tax rate from 27 percent to 26 percent, retroactive to April 2011, and from 26 percent to 25 percent, effective April 2012.  We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, and as such, we recorded a reduction of $6.8 million and $2.7 million to our income tax expense during the third quarters of 2011 and 2010, respectively.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2011, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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
November 2, 2011

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

Executive Summary

During 2011, our focus has remained on disciplined top-line growth and capital management. Objectives for the year include:

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

Operating Performance and Capital Management

For the third quarter of 2011, we reported net income of $205.6 million, or $0.69 per diluted common share, compared to $220.8 million, or $0.68 per diluted common share for the third quarter of 2010. For the first nine months of 2011, net income was $660.8 million, or $2.15 per diluted common share, compared to $660.3 million, or $2.00 per diluted common share, for the comparable period of last year. After-tax operating income for the third quarter of 2011 was $221.5 million, or $0.74 per diluted common share, compared to $219.9 million, or $0.68 per diluted common share, in the third quarter of 2010. For the first nine months of 2011, after-tax operating income was $669.2 million, or $2.18 per diluted common share, compared to $672.0 million, or $2.04 per diluted common share, for the first nine months of 2010. Our income tax expense for the third quarter and first nine months of both 2011 and 2010 includes a reduction to our income tax expense to reflect the enactments of changes in the U.K. income tax rates during the third quarters of 2011 and 2010. Our 2011 income tax rate was also lower than the prior year periods due primarily to our increased level of investments in low-income housing tax credit partnerships. In addition, the increase in 2011 after-tax operating income per share relative to last year was aided by the repurchase of our common stock during 2010 and the first nine months of 2011.

Operating revenue by segment was marginally higher than the third quarter and first nine months of 2010, with the current economic environment continuing to negatively impact our premium growth. Operating income by segment declined 2.5 percent in both the third quarter and first nine months of 2011 relative to the same periods of 2010, with growth in our Unum US segment offset by lower earnings in our other core segments. See “Reconciliation of Non-GAAP Financial Measures” contained herein in Item 2.

Our Unum US segment reported an increase in segment operating income of 7.2 percent and 4.3 percent in the third quarter and first nine months of 2011 compared to the same periods in 2010, with higher net investment income offsetting the slightly unfavorable overall risk experience. The benefit ratio for the Unum US segment for the third quarter and first nine months of 2011 was 80.1 percent and 79.4 percent, compared to 79.5 percent and 79.1 percent in the prior year third quarter and first nine months, with either consistent or year over year improvement in benefit ratios for all product lines other than group disability and long-term care. Although Unum US premium income increased slightly in the third quarter and first nine months of 2011 compared to the same periods of 2010, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies. Unum US sales increased 10.2 percent and 9.7 percent in the third quarter and first nine months of 2011 compared to the comparable periods of 2010. We experienced sales increases in nearly all of our product lines and market segments in the third quarter and first nine months of 2011 compared to the same periods of 2010. Voluntary benefit sales increased 15.7 percent and 5.1 percent for the third quarter and first nine months compared to the same periods of 2010. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 12.4 percent and 9.3 percent in the third quarter and first nine months of 2011 relative to last year's comparable periods. Persistency, though below the level of last year for some of our Unum US product lines, remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 28.6 percent and 18.3 percent in the third quarter and first nine months of 2011, as measured in Unum UK's local currency, relative to the same periods of 2010. The decrease was driven by less favorable risk results and higher expenditures on a year-to-date basis related to Unum UK's growth plans. Premium income grew 4.8 percent and 2.7 percent relative to last year's third quarter and first nine months, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The benefit ratio for Unum UK was 78.8 percent and 72.7 percent in the third quarter and first nine months of 2011 compared to 66.9 percent and 65.3 percent in the same periods of 2010, driven by less favorable risk experience in group long-term disability. Unum UK sales, which were also negatively impacted by the economy and the competitive pricing environment, declined 30.4 percent and 31.3 percent relative to last year's third quarter and first nine months, as measured in Unum UK's local currency. Persistency was below the level of 2010 but remains strong.

Our Colonial Life segment reported a decrease in segment operating income of 5.6 percent and 3.1 percent in the third quarter and first nine months of 2011 compared to the same periods of 2010. Although premium income grew 5.3 percent and 5.5 percent relative to last year's third quarter and first nine months, risk results were less favorable than last year for the accident, sickness, and disability and the cancer and critical illness product lines, with overall benefit ratios of 52.6 percent and 51.7 percent in the third quarter and first nine months of 2011 compared to 49.9 percent and 48.4 percent in the same periods of 2010. Colonial Life's sales increased 3.6 percent and 0.8 percent relative to the third quarter and first nine months of 2010. The number of new agent contracts increased 4.9 percent and 5.7 percent relative to the third quarter and first nine months of 2010, while the number of new accounts declined by 1.8 percent and 3.0 percent. Persistency was generally stable for the life and cancer and critical illness line of business and was lower for the accident, sickness, and disability line of business relative to the level of 2010.

Our investment portfolio continued to perform well, with an increase in net investment income of 1.7 percent and 1.3 percent relative to the third quarter and first nine months of 2010. The net unrealized gain on our fixed maturity securities was $5.7 billion at the end of the third quarter of 2011, compared to $3.5 billion at year end 2010 and $5.1 billion at the end of the third quarter of 2010.

We believe our capital and financial positions are strong. At September 30, 2011, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 396 percent, compared to 398 percent at December 31, 2010. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.4 percent at September 30, 2011 compared to 25.9 percent at December 31, 2010, with the increase due primarily to the $342.4 million of securities lending agreements outstanding at September 30, 2011, partially offset by the maturity of $225.1 million of senior notes and our principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings) during the first nine months of 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 21.2 percent at September 30, 2011 compared to 22.8 percent at December 31, 2010. The cash and marketable securities at our holding companies equaled approximately $647 million at September 30, 2011, compared to $1.2 billion at December 31, 2010. During the first nine months of 2011, we repurchased 25.4 million shares of Unum Group's common stock at a cost of $619.9 million. We have completed the $500.0 million share repurchase program authorized in 2010 and purchased $475.3 million under our $1.0 billion share repurchase program authorized in February 2011.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2011.

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
Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Revenue
Premium Income	$1,881.2	1.7%	$1,850.2	$5,625.7	1.1%	$5,563.2
Net Investment Income	629.2	1.7	618.4	1,885.0	1.3	1,861.2
Net Realized Investment Gain (Loss)	(23.9)	N.M.	1.1	(12.3)	N.M.	(2.8)
Other Income	59.1	1.5	58.2	174.8	(2.1)	178.5
Total Revenue	2,545.6	0.7	2,527.9	7,673.2	1.0	7,600.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,635.6	3.0	1,587.5	4,828.0	1.9	4,736.0
Commissions	220.5	3.0	214.0	662.7	3.5	640.1
Interest and Debt Expense	35.1	(0.3)	35.2	108.1	5.3	102.7
Deferral of Acquisition Costs	(155.6)	3.1	(150.9)	(472.1)	3.6	(455.5)
Amortization of Deferred Acquisition Costs	125.2	(4.1)	130.6	400.4	(1.8)	407.7
Compensation Expense	198.3	2.2	194.1	598.9	2.8	582.8
Other Expenses	193.2	1.2	190.9	585.7	(0.8)	590.5
Total Benefits and Expenses	2,252.3	2.3	2,201.4	6,711.7	1.6	6,604.3

Income Before Income Tax	293.3	(10.2)	326.5	961.5	(3.4)	995.8
Income Tax	87.7	(17.0)	105.7	300.7	(10.4)	335.5

Net Income	$205.6	(6.9)	$220.8	$660.8	0.1	$660.3

N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was higher in the third quarter of 2011 relative to the same period of 2010, at 1.608 and 1.553, respectively. For the first nine months of 2011, the exchange rate was higher relative to the first nine months of 2010, at 1.616 and 1.533, respectively. If the 2010 results for our U.K. operations had been translated at the higher exchange rates of 2011, our operating revenue would have been higher by approximately $7.5 million and $32.4 million in the third quarter and first nine months of 2010, respectively, and operating income by segment would have been higher by approximately $1.8 million and $9.0 million. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the third quarter and first nine months of 2011 includes premium growth, relative to the same periods of 2010, for our Unum US short-term disability, group life and accidental death and dismemberment, long-term care, and voluntary benefits lines of business as well as for Unum UK and Colonial Life. Our Unum US long-term disability line of business experienced a decline in premium income during both the third quarter and first nine months of 2011 relative to the same periods of 2010 due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income in the Individual Disability - Closed Block segment, which is a closed block of business, continued its expected decline.

Net investment income was higher in the third quarter and first nine months of 2011 relative to the same periods of 2010 due primarily to continued growth in the level of invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships.

We recognized in earnings net realized investment losses of $23.9 million and $12.3 million in the third quarter and first nine months of 2011, respectively, compared to a gain of $1.1 million and a loss of $2.8 million in the same periods of 2010. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $1.2 million and $4.2 million in the third quarter and first nine months of 2011, respectively, compared to $10.4 million in the first nine months of 2010, all of which were recognized in earnings. We did not recognize any other-than-temporary losses on fixed maturity securities in the third quarter of 2010.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. During the third quarter and first nine months of 2011, changes in the fair value of this embedded derivative resulted in realized losses of $33.7 million and $24.4 million, respectively, compared to a gain of $1.6 million and a loss of $3.7 million in the same periods of 2010. Gains and losses on this embedded derivative result primarily from a change in credit spreads in the overall investment market.

The benefit ratio was 86.9 percent and 85.8 percent in the third quarter and first nine months of 2011, compared to 85.8 percent and 85.1 percent in the same periods of 2010, respectively, with unfavorable risk results in all of our core segments. Further discussion of our line of business risk results and claims management performance for each of our segments is included in “Segment Results” as follows.

Interest and debt expense in the third quarter of 2011 was generally consistent with the third quarter of 2010. For the first nine months of 2011, interest and debt expense was higher than in the same period of 2010 due to higher levels of outstanding debt during the first quarter of 2011. See “Debt” contained in this Item 2 for additional information.

The deferral of acquisition costs increased in the third quarter and first nine months of 2011 relative to the same periods of 2010, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth. The amortization of acquisition costs in the third quarter and first nine months of 2011 was lower than the same periods of 2010, with a lower level of accelerated amortization related to persistency and lower amortization resulting from favorable mortality experience relative to assumptions for certain of our our interest-sensitive life products more than offsetting the increase in amortization resulting from a higher level of deferred acquisition costs. Compensation expenses were marginally higher in the third quarter and first nine months of 2011 compared to the same periods of 2010. Other expenses were slightly higher in the third quarter of 2011 and were slightly lower in the first nine months of 2011, compared to the same periods of 2010, as we continue our focus on operating effectiveness and expense management.

As previously noted, our income tax rate for the third quarter and first nine months of 2011 was lower relative to the same periods of 2010 due to tax benefits recognized as a result of our increased level of investments in low-income housing tax credit partnerships.

The income tax rate in the U.K. is expected to be reduced annually, at least one percent per year, beginning in April 2011, with the ultimate goal of reducing the rate from 28 percent to 23 percent. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, the first of which occurred during the third quarter of 2010. An additional rate change was enacted during the third quarter of 2011. We recorded a reduction of $6.8 million and $2.7 million to our income tax expense during the third quarters of 2011 and 2010, respectively, to reflect the impact of the rate changes on our net deferred tax liability related to our U.K. operations.

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

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Unum US
Fully Insured Products	$125.2	9.9%	$113.9	$461.7	9.5%	$421.7
Administrative Services Only (ASO) Products	0.4	N.M.	0.1	3.0	66.7	1.8
Total Unum US	125.6	10.2	114.0	464.7	9.7	423.5

Unum UK	21.3	(28.0)	29.6	62.6	(27.7)	86.6

Colonial Life	83.2	3.6	80.3	239.5	0.8	237.5

Individual Disability - Closed Block	0.2	—	0.2	0.5	(16.7)	0.6

Consolidated	$230.3	2.8	$224.1	$767.3	2.6	$748.2

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
We have experienced lower sales growth from some of our product lines during both 2011 and 2010 which we believe is mostly attributable to the current economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.
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

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Operating Revenue by Segment	$2,569.5	$2,526.8	$7,685.5	$7,602.9
Net Realized Investment Gain (Loss)	(23.9)	1.1	(12.3)	(2.8)
Revenue	$2,545.6	$2,527.9	$7,673.2	$7,600.1

Operating Income by Segment	$317.2	$325.4	$973.8	$998.6
Net Realized Investment Gain (Loss)	(23.9)	1.1	(12.3)	(2.8)
Income Tax	87.7	105.7	300.7	335.5
Net Income	$205.6	$220.8	$660.8	$660.3

	Three Months Ended September 30
	2011		2010
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$221.5	$0.74	$219.9	$0.68
Net Realized Investment Gain (Loss)	(23.9)	(0.08)	1.1	—
Income Tax on Net Realized Investment Gain (Loss)	(8.0)	(0.03)	0.2	—
Net Income	$205.6	$0.69	$220.8	$0.68

	Nine Months Ended September 30
	2011		2010
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$669.2	$2.18	$672.0	$2.04
Net Realized Investment Loss	(12.3)	(0.04)	(2.8)	(0.01)
Income Tax on Net Realized Investment Loss	(3.9)	(0.01)	(1.3)	—
Tax Charge	—	—	(10.2)	(0.03)
Net Income	$660.8	$2.15	$660.3	$2.00

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$1,226.5	1.3%	$1,210.6	$3,666.5	0.6%	$3,643.2
Net Investment Income	332.4	6.2	312.9	983.1	5.0	936.2
Other Income	30.4	2.4	29.7	91.1	0.6	90.6
Total	1,589.3	2.3	1,553.2	4,740.7	1.5	4,670.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	982.9	2.1	962.9	2,911.3	1.0	2,882.2
Commissions	136.1	5.0	129.6	409.8	3.4	396.4
Interest and Debt Expense	0.3	—	0.3	0.8	(11.1)	0.9
Deferral of Acquisition Costs	(85.4)	4.5	(81.7)	(261.0)	3.2	(252.9)
Amortization of Deferred Acquisition Costs	73.4	(8.5)	80.2	239.1	(4.2)	249.5
Other Expenses	262.5	2.1	257.2	794.0	2.6	774.0
Total	1,369.8	1.6	1,348.5	4,094.0	1.1	4,050.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$219.5	7.2	$204.7	$646.7	4.3	$619.9

Operating Ratios (% of Premium Income):
Benefit Ratio	80.1%		79.5%	79.4%		79.1%
Other Expense Ratio	21.4%		21.2%	21.7%		21.2%
Before-tax Operating Income Ratio	17.9%		16.9%	17.6%		17.0%

Unum US Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$22.0	4.3%	$21.1	$89.8	11.0%	$80.9
Group Short-term Disability	12.4	7.8	11.5	44.1	2.8	42.9
Group Life	25.2	2.9	24.5	96.9	8.5	89.3
AD&D	2.6	—	2.6	8.9	(9.2)	9.8
Subtotal	62.2	4.2	59.7	239.7	7.5	222.9
Supplemental and Voluntary
Individual Disability - Recently Issued	12.9	11.2	11.6	40.6	28.9	31.5
Long-term Care	7.4	29.8	5.7	22.8	39.0	16.4
Voluntary Benefits	42.7	15.7	36.9	158.6	5.1	150.9
Subtotal	63.0	16.2	54.2	222.0	11.7	198.8

Total Fully Insured Products	125.2	9.9	113.9	461.7	9.5	421.7

ASO Products	0.4	N.M.	0.1	3.0	66.7	1.8

Total Sales	$125.6	10.2	$114.0	$464.7	9.7	$423.5

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$50.0	12.4%	$44.5	$177.3	9.3%	$162.2
Large Case Market	12.2	(19.7)	15.2	62.4	2.8	60.7
Subtotal	62.2	4.2	59.7	239.7	7.5	222.9

Supplemental and Voluntary	63.0	16.2	54.2	222.0	11.7	198.8

Total Fully Insured Products	125.2	9.9	113.9	461.7	9.5	421.7

ASO Products	0.4	N.M.	0.1	3.0	66.7	1.8

Total Sales	$125.6	10.2	$114.0	$464.7	9.7	$423.5

N.M. = not a meaningful percentage

Unum US sales increased in the third quarter and first nine months of 2011 compared to the same periods of 2010, led by growth in the group core market segment and the supplemental and voluntary products. Sales in our group core market segment were 12.4 percent and 9.3 percent higher in the third quarter and first nine months of 2011 compared to the same periods of 2010, with higher sales across all product lines. The number of new accounts added in our group core market segment during the third quarter and first nine months of 2011 was 1.9 percent lower and 6.1 percent higher than the number of new accounts added during the same periods of 2010.

Sales in our group large case market segment were 19.7 percent lower in the third quarter of 2011 compared to the same period of 2010 due to continued pricing discipline on new case sales, resulting in lower sales of short-term disability products and group life and accidental death and dismemberment products. Sales in our group large case market segment were 2.8 percent higher in the first nine months of 2011 compared to the same period of 2010 due to higher group long-term disability and group life sales, partially offset by lower group short-term disability and accidental death and dismemberment sales. Our sales mix of group products in the first nine months of 2011 was approximately 74 percent core market and 26 percent large case market.

Sales of voluntary benefits were 15.7 percent and 5.1 percent higher in the third quarter and first nine months of 2011 compared to the same periods of 2010. The first nine months of 2011 include two large case voluntary benefit sales totaling $8.3 million. The number of new accounts added in the voluntary benefits product line was 6.4 percent and 6.7 percent higher in the third quarter and first nine months of 2011 compared to the same periods of 2010.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, and in long-term care were higher in the third quarter and first nine months of 2011 compared to the same periods of 2010. The year over year increases were partially due to the unusually low volume of sales we experienced during the first nine months of 2010 for these lines of business.

We continue to believe that the group core market and voluntary benefits market, which combined together are approximately 72 percent of our Unum US sales for the first nine months of 2011 and grew 7.3 percent relative to the same period of 2010, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case, group long-term care, and individual disability markets. While in the short-term we expect economic trends to continue to pressure sales growth, we believe we are well positioned for economic recovery.
Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$393.7	(2.8)%	$404.9	$1,185.3	(3.9)%	$1,233.6
Group Short-term Disability	115.2	6.0	108.7	339.0	5.1	322.5
Total Premium Income	508.9	(0.9)	513.6	1,524.3	(2.0)	1,556.1
Net Investment Income	153.0	1.9	150.2	454.2	(0.7)	457.4
Other Income	23.1	7.4	21.5	67.1	3.5	64.8
Total	685.0	—	685.3	2,045.6	(1.6)	2,078.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	435.0	0.1	434.7	1,289.4	(1.9)	1,314.6
Commissions	39.9	3.6	38.5	120.2	0.8	119.2
Interest and Debt Expense	0.3	—	0.3	0.8	(11.1)	0.9
Deferral of Acquisition Costs	(14.7)	3.5	(14.2)	(44.9)	(0.7)	(45.2)
Amortization of Deferred Acquisition Costs	15.0	(3.2)	15.5	44.9	(6.8)	48.2
Other Expenses	137.4	3.5	132.7	411.1	2.0	402.9
Total	612.9	0.9	607.5	1,821.5	(1.0)	1,840.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$72.1	(7.3)	$77.8	$224.1	(5.7)	$237.7

Operating Ratios (% of Premium Income):
Benefit Ratio	85.5%		84.6%	84.6%		84.5%
Other Expense Ratio	27.0%		25.8%	27.0%		25.9%
Before-tax Operating Income Ratio	14.2%		15.1%	14.7%		15.3%

Premium Persistency:
Group Long-term Disability				90.1%		90.2%
Group Short-term Disability				90.2%		89.1%

Case Persistency:
Group Long-term Disability				88.7%		88.4%
Group Short-term Disability				87.8%		87.2%

Group disability premium income decreased in the third quarter and first nine months of 2011 compared to the same periods of 2010, as the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium persistency for group short-term disability, offset by a slight decline in premium persistency for group long-term disability. Case persistency was higher for the first nine months of 2011 compared to the prior year period for both group long-term and short-term disability.

Net investment income was generally consistent year over year, with higher bond call premiums, a decrease in the level of assets supporting this line of business, and a decline in the level of prepayment income on mortgage-backed securities in 2011 compared to the same periods of 2010. Other income in the third quarter and first nine month of 2011 increased compared to the same periods of 2010 due to higher income from fee-based family medical leave products.

The benefit ratio was higher in the third quarter of 2011 compared to the prior year period due to a higher rate of paid incidence for both long-term disability and short-term disability and a decrease in the claim discount rate for group long-term disability new claim incurrals. The benefit ratio was slightly higher in the first nine months of 2011 compared to the same period of 2010 due to a slight increase in group long-term disability claim incidence rates mostly offset by a higher rate of group long-term disability claim recoveries.

The deferral of acquisition costs in the third quarter and first nine months of 2011 was generally consistent with the same periods of 2010. The amortization of acquisition costs in the third quarter and first nine months of 2011 declined relative to the same periods of 2010 due to a declining balance in the deferred acquisition cost asset. The other expense ratio was higher in the third quarter and first nine months of 2011 relative to the same periods of 2010 due primarily to an increase in expenses associated with the growth in the fee-based family medical leave products as well as lower premium income.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Life	$277.6	1.7%	$273.0	$825.3	1.3%	$814.5
Accidental Death & Dismemberment	27.7	2.6	27.0	81.6	2.9	79.3
Total Premium Income	305.3	1.8	300.0	906.9	1.5	893.8
Net Investment Income	33.7	3.7	32.5	101.6	6.1	95.8
Other Income	0.5	(16.7)	0.6	1.7	(5.6)	1.8
Total	339.5	1.9	333.1	1,010.2	1.9	991.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	214.3	1.4	211.3	636.1	1.4	627.2
Commissions	24.2	9.0	22.2	71.1	7.9	65.9
Deferral of Acquisition Costs	(12.5)	0.8	(12.4)	(38.6)	2.7	(37.6)
Amortization of Deferred Acquisition Costs	10.8	6.9	10.1	32.3	(2.4)	33.1
Other Expenses	49.6	1.0	49.1	150.2	2.0	147.3
Total	286.4	2.2	280.3	851.1	1.8	835.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$53.1	0.6	$52.8	$159.1	2.3	$155.5

Operating Ratios (% of Premium Income):
Benefit Ratio	70.2%		70.4%	70.1%		70.2%
Other Expense Ratio	16.2%		16.4%	16.6%		16.5%
Before-tax Operating Income Ratio	17.4%		17.6%	17.5%		17.4%

Premium Persistency:
Group Life				87.7%		91.8%
Accidental Death & Dismemberment				87.8%		90.9%

Case Persistency:
Group Life				88.5%		88.3%
Accidental Death & Dismemberment				88.5%		88.4%

Premium income for group life and accidental death and dismemberment increased in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to higher sales, partially offset by lower premium persistency. Case persistency in the third quarter and first nine months of 2011 was slightly higher than the same periods of 2010. Net investment income was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to an increase in the level of assets supporting this line of business, partially offset by a decline in the level of prepayment income on mortgage-backed securities.

The third quarter and first nine months of 2011 benefit ratios were generally consistent with the benefit ratios of the same periods of 2010. Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to higher group life sales. The amortization of acquisition costs in the third quarter and first nine months of 2011 was generally consistent with the prior periods, with slight volatility in levels of amortization due to internal replacement transactions. The other expense ratios were generally consistent with the prior periods as we continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$116.6	(0.1)%	$116.7	$348.3	(0.3)%	$349.5
Long-term Care	152.1	1.8	149.4	453.5	1.2	448.1
Voluntary Benefits	143.6	9.7	130.9	433.5	9.6	395.7
Total Premium Income	412.3	3.9	397.0	1,235.3	3.5	1,193.3
Net Investment Income	145.7	11.9	130.2	427.3	11.6	383.0
Other Income	6.8	(10.5)	7.6	22.3	(7.1)	24.0
Total	564.8	5.6	534.8	1,684.9	5.3	1,600.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	333.6	5.3	316.9	985.8	4.8	940.4
Commissions	72.0	4.5	68.9	218.5	3.4	211.3
Deferral of Acquisition Costs	(58.2)	5.6	(55.1)	(177.5)	4.4	(170.1)
Amortization of Deferred Acquisition Costs	47.6	(12.8)	54.6	161.9	(3.7)	168.2
Other Expenses	75.5	0.1	75.4	232.7	4.0	223.8
Total	470.5	2.1	460.7	1,421.4	3.5	1,373.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$94.3	27.3	$74.1	$263.5	16.2	$226.7

Operating Ratios (% of Premium Income):
Benefit Ratios
Individual Disability - Recently Issued	52.1%		54.3%	52.1%		52.8%
Long-term Care	131.9%		121.8%	129.1%		119.6%
Voluntary Benefits	50.3%		54.6%	50.5%		55.6%
Other Expense Ratio	18.3%		19.0%	18.8%		18.8%
Before-tax Operating Income Ratio	22.9%		18.7%	21.3%		19.0%

Interest Adjusted Loss Ratios:
Individual Disability - Recently Issued	30.7%		33.8%	30.8%		32.4%
Long-term Care	86.0%		80.9%	84.4%		80.1%

Premium Persistency:
Individual Disability - Recently Issued				89.8%		90.4%
Long-term Care				95.7%		95.5%
Voluntary Benefits				79.6%		80.6%

Premium income in total for these product lines was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to growth in our voluntary benefits product line. We also experienced slightly higher premium persistency for the long-term care product line, while premium persistency for the individual disability - recently issued and voluntary benefits product lines decreased. Net investment income was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to growth in the level of assets supporting these lines of business, partially offset by lower bond call premiums and a decline in prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability - recently issued line of business in the third quarter and first nine months of 2011 was lower than the same periods of 2010 due to favorable claims performance. The interest adjusted loss ratio for long-term care was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to an increase in active life reserves as a result of continued high persistency levels as well as an increase in claim incidence rates. The benefit ratio for voluntary benefits was lower in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to a lower average paid claim size for voluntary life and lower paid incidence and prevalence rates for voluntary disability.

The deferral of acquisition costs was higher in the third quarter and first nine months of 2011 than the same periods of 2010 due to higher sales. The amortization of deferred acquisition costs was lower in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to favorable premium persistency relative to assumptions for certain issue years within certain of our product lines as well as prospective unlocking for favorable mortality experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio in the third quarter of 2011 was lower than the same period of 2010 and for the first nine months of 2011 was consistent with the prior year as we continue our focus on expense management.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates, higher expected future claims, persistency, experience, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to begin to emerge during 2012. As of September 30, 2011, 35 states had accepted our request for a rate increase.
Segment Outlook

Although we experienced premium and sales growth during the third quarter and first nine months of 2011, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by ongoing high levels of unemployment and the competitive environment. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Periods of economic downturns have historically affected disability claim incidence rates and, to a lesser extent, disability claim recovery rates in certain sectors of the market. Certain risks and uncertainties are inherent in disability business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We are uncertain as to whether the higher claim incidence experienced in the third quarter of 2011, along with the general increasing trend experienced throughout the first nine months of 2011, was due to the normal volatility that occurs in our group disability business or was related to the economy. As a result of the continued decline in interest rates, during the third quarter of 2011, we lowered our claim discount rate for new claim incurrals in group disability. We are contemplating price increases for our group disability products during 2012 as a result of higher claim incidence and a lower claim discount rate.

Profitability of our long-term care products is affected by claims experience, investment returns, and persistency.  It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our long-term care reserve levels.

We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound and that we will be able to leverage the capabilities, products, and relationships and reputation we have built to deliver growth as the benefits market stabilizes. We continue to see future growth opportunity based on employee choice, defined employer funding, simple administration, and effective communication. We intend to maintain our discipline and will continue (i) directing the majority of our investments to capture opportunities emerging in our core group and voluntary markets to grow them at above-market rates, (ii) focusing on margins in large case group insurance, while leveraging core market, voluntary, and other shorter-term investments to grow at market rates, and (iii) seeking opportunities to improve margins and return in our supplemental lines of business. We believe we are well positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to achieve marginal year over year growth in our premium income during the remainder of 2011. We anticipate that the benefit ratio in our group disability product line may remain elevated, dependent on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$107.3	5.4%	$101.8	$318.3	2.4%	$310.7
Group Life	52.1	17.1	44.5	151.6	19.6	126.8
Supplemental and Voluntary	16.1	6.6	15.1	48.5	13.8	42.6
Total Premium Income	175.5	8.7	161.4	518.4	8.0	480.1
Net Investment Income	43.3	11.0	39.0	139.3	14.3	121.9
Other Income	—	(100.0)	0.2	0.1	(90.9)	1.1
Total	218.8	9.1	200.6	657.8	9.1	603.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	138.3	28.1	108.0	376.8	20.2	313.5
Commissions	11.0	(6.0)	11.7	33.3	4.4	31.9
Deferral of Acquisition Costs	(7.3)	9.0	(6.7)	(21.2)	3.4	(20.5)
Amortization of Deferred Acquisition Costs	7.4	7.2	6.9	22.0	8.4	20.3
Other Expenses	34.5	3.0	33.5	108.6	11.7	97.2
Total	183.9	19.9	153.4	519.5	17.4	442.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$34.9	(26.1)	$47.2	$138.3	(13.9)	$160.7

Operating Ratios (% of Premium Income):
Benefit Ratio	78.8%		66.9%	72.7%		65.3%
Other Expense Ratio	19.7%		20.8%	20.9%		20.2%
Before-tax Operating Income Ratio	19.9%		29.2%	26.7%		33.5%

Persistency:
Group Long-term Disability				87.1%		91.2%
Group Life				88.7%		92.5%
Supplemental and Voluntary				87.8%		88.7%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred in the third quarter and first nine months of 2011 compared to the same periods of 2010, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	£66.6	1.4%	£65.7	£197.1	(2.6)%	£202.4
Group Life	32.4	12.9	28.7	93.9	13.7	82.6
Supplemental and Voluntary	10.1	4.1	9.7	30.1	8.7	27.7
Total Premium Income	109.1	4.8	104.1	321.1	2.7	312.7
Net Investment Income	26.9	6.7	25.2	86.2	8.4	79.5
Other Income	—	—	—	0.1	(85.7)	0.7
Total	136.0	5.2	129.3	407.4	3.7	392.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	85.8	23.1	69.7	233.3	14.3	204.1
Commissions	6.8	(10.5)	7.6	20.6	(1.0)	20.8
Deferral of Acquisition Costs	(4.6)	7.0	(4.3)	(13.2)	(1.5)	(13.4)
Amortization of Deferred Acquisition Costs	4.6	4.5	4.4	13.7	3.8	13.2
Other Expenses	21.7	0.9	21.5	67.4	6.3	63.4
Total	114.3	15.6	98.9	321.8	11.7	288.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£21.7	(28.6)	£30.4	£85.6	(18.3)	£104.8

Weighted Average Pound/Dollar Exchange Rate	1.608		1.553	1.616		1.533

Premium income was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The year-to-date 2011 growth in group life was due primarily to an increase in the inforce block of business from prior year sales. Persistency, although below the level of 2010, remains strong. Net investment income was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to an increase in the level of assets supporting this business segment and higher returns from inflation index-linked bonds.

The benefit ratio was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to unfavorable risk experience in group long-term disability, with third quarter variability driven primarily by an increase in the average size and severity of new claims in the third quarter of 2011 relative to the same period of last year. The unfavorable benefit ratio for group disability in the first nine months of 2011 compared to the same period of 2010 was driven primarily by the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature as well as a lower level of claims resolutions during the first nine months of 2011 compared to the same period of last year. Claim incidence for the first nine months of 2011 was favorable to the comparable period of last year. We invest in index-linked bonds to match the claim reserves associated with group policies that provide for inflation-linked increases in benefits. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by a similar change in claim payments and reserves in each quarterly period.

Commissions and the deferral and amortization of acquisition costs during the third quarter and first nine months of 2011 were generally consistent with the levels of 2010. Other expenses in the third quarter of 2011 were consistent with the third quarter of 2010 but for the first nine months of 2011, other expenses were higher than the comparable prior year period due to elevated development and marketing expenditures related to Unum UK's growth plans. The other expense ratio in the third quarter and first nine months of 2011, as compared to the same periods of 2010, was favorably impacted by higher premium income.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Group Long-term Disability	$9.9	(27.2)%	$13.6	$30.7	(21.3)%	$39.0
Group Life	9.0	(35.7)	14.0	25.5	(37.8)	41.0
Supplemental and Voluntary	2.4	20.0	2.0	6.4	(3.0)	6.6
Total Sales	$21.3	(28.0)	$29.6	$62.6	(27.7)	$86.6

Group Long-term Disability	£6.1	(30.7)%	£8.8	£19.0	(25.5)%	£25.5
Group Life	5.7	(36.7)	9.0	15.8	(40.8)	26.7
Supplemental and Voluntary	1.5	15.4	1.3	4.0	(7.0)	4.3
Total Sales	£13.3	(30.4)	£19.1	£38.8	(31.3)	£56.5

Sales in Unum UK's group long-term disability and group life product lines were lower in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to a decline in sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. These declines were partially offset by higher sales to existing customers. Sales in the supplemental and voluntary line of business were generally consistent in the third quarter and first nine months of 2011 compared to the same periods of 2010.
Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also be impacted by a prolonged competitive pricing environment in the U.K. We expect volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and the level of inflation. The level of disability claim incidence in the first nine months of 2011 is favorable relative to the same period of 2010, but our claim resolutions are unfavorable relative to the first nine months of 2010 due in part to a lower level of early duration claims and the impact of the economic environment on our ability to resolve claims. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We are contemplating price increases for our group disability products during 2012 should unfavorable risk trends persist and long-term interest rates remain at historically low levels. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth for the remainder of 2011. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. We expect our full year 2011 benefit ratio to be unfavorable to 2010. The impact of higher inflation on certain of our policies' claim reserves may also negatively impact year over year comparisons. We expect our 2011 profit margins to continue at a favorable level, although below the level of 2010.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$174.3	4.9%	$166.1	$519.7	5.4%	$493.1
Life	47.0	8.3	43.4	140.0	6.9	131.0
Cancer and Critical Illness	62.4	4.3	59.8	186.4	4.7	178.0
Total Premium Income	283.7	5.3	269.3	846.1	5.5	802.1
Net Investment Income	32.5	1.9	31.9	99.6	9.3	91.1
Other Income	0.1	(50.0)	0.2	0.4	(20.0)	0.5
Total	316.3	4.9	301.4	946.1	5.9	893.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	149.1	11.0	134.3	437.5	12.6	388.5
Commissions	61.8	3.9	59.5	183.5	6.9	171.7
Deferral of Acquisition Costs	(62.9)	0.6	(62.5)	(189.9)	4.3	(182.1)
Amortization of Deferred Acquisition Costs	44.4	2.1	43.5	139.3	1.0	137.9
Other Expenses	53.6	2.9	52.1	161.2	3.1	156.3
Total	246.0	8.4	226.9	731.6	8.8	672.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$70.3	(5.6)	$74.5	$214.5	(3.1)	$221.4

Operating Ratios (% of Premium Income):
Benefit Ratio	52.6%		49.9%	51.7%		48.4%
Other Expense Ratio	18.9%		19.3%	19.1%		19.5%
Before-tax Operating Income Ratio	24.8%		27.7%	25.4%		27.6%

Persistency:
Accident, Sickness, and Disability				73.7%		76.4%
Life				85.3%		85.8%
Cancer and Critical Illness				84.0%		85.0%

Premium income was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to prior period sales growth and stable persistency for the life and cancer and critical illness lines of business, partially offset by lower persistency for the accident, sickness, and disability line of business. Although we experienced premium growth in 2011, the growth rate continues to be negatively impacted by economic conditions. Net investment income was higher in the third quarter of 2011 compared to the same period of 2010 due primarily to growth in the level of assets, partially offset by lower bond call premiums. Net investment income was higher in the first nine months of 2011 compared to the same period of 2010 due primarily to an increase in bond call premiums and growth in the level of assets.

The overall benefit ratio was higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to less favorable risk results in the accident, sickness, and disability product line and in the cancer and critical illness product line. Risk results in the life product line were favorable in the third quarter of 2011 compared to the same period of

2010 due to favorable mortality experience and were consistent in the first nine months of 2011 compared to the same period of 2010.  Accident, sickness, and disability risk results were less favorable in the third quarter of 2011 compared to the same period of 2010 due to a higher level of incurred claims in our accident product line and were less favorable in the first nine months of 2011 compared to the same period of 2010 due to a higher level of incurred claims in both the accident and disability product lines.  The benefit ratio for the cancer and critical illness line of business was unfavorable in the third quarter of 2011 and slightly higher for the first nine months of 2011 compared to the prior year periods due to an increased level of cancer claims in the older block of cancer products, primarily during the third quarter of 2011.

Commissions and the deferral of acquisition costs were both higher in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs continues to increase as the level of the deferred asset grows. The other expense ratio was lower in the third quarter and first nine months of 2011 compared to the same periods of 2010 due primarily to higher premium income and a continued focus on expense management.
Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Accident, Sickness, and Disability	$55.9	4.3%	$53.6	$161.5	2.0%	$158.4
Life	14.4	(2.0)	14.7	42.7	(4.7)	44.8
Cancer and Critical Illness	12.9	7.5	12.0	35.3	2.9	34.3
Total Sales	$83.2	3.6	$80.3	$239.5	0.8	$237.5

Colonial Life's sales were higher in the third quarter and first nine months of 2011 compared to the same periods of 2010. New account sales were 5.2 percent and 2.8 percent higher than the third quarter and first nine months of 2010, and existing account sales were 2.6 percent higher and 0.4 percent lower than the third quarter and first nine months of 2010. Commercial market sales were 6.0 percent and 0.5 percent higher in the third quarter and first nine months of 2011 compared to the same periods of 2010, driven primarily by sales increases of 7.1 percent and 2.8 percent in the core commercial market segment, which we define as accounts with fewer than 1,000 lives. Sales in the large case commercial market segment decreased 1.2 percent and 13.3 percent in the third quarter and first nine months of 2011 compared to the same periods of 2010. In the public sector market, sales were 4.3 percent lower and 2.3 percent higher in the third quarter and first nine months of 2011 compared to the same periods of 2010. Sales results for 2011 were also unfavorably impacted by our decision to discontinue selling our limited benefit medical product during 2011. The number of new accounts added in the third quarter and first nine months of 2011 was 1.8 percent and 3.0 percent lower than the same periods of 2010. The average new case size was 7.2 percent and 6.0 percent higher for the third quarter and first nine months of 2011 relative to comparable periods of 2010.
Segment Outlook

Our premium growth in the first nine months of 2011 was in line with the level of growth in the same period of 2010 and is below the level of our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth, the buying patterns of employees, and the deferral by employers of the introduction of new employee benefit plans. We expect volatility in net investment income to continue during the remainder of 2011 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe we have a stable business model, with service levels and customer retention that allow us to focus on and deliver premium growth despite the recent marketplace changes and uncertainties. We believe we are well positioned for growth and that opportunities exist to accelerate growth during the next several years by (i) focusing on target market segments, (ii) driving new sales in the public sector market, (iii) growing the reach and effectiveness of our distribution, and (iv) revisiting existing accounts to avoid lapses and to generate ongoing sales.

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
Operating Results
Shown below are financial results and key performance indicators for the Individual Disability – Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$196.4	(5.8)%	$208.5	$595.0	(6.3)%	$635.0
Net Investment Income	181.9	(1.9)	185.5	544.2	(3.4)	563.5
Other Income	23.6	4.0	22.7	67.9	0.9	67.3
Total	401.9	(3.6)	416.7	1,207.1	(4.6)	1,265.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	345.7	(4.2)	360.8	1,043.5	(4.3)	1,090.0
Commissions	11.8	(7.8)	12.8	35.8	(8.9)	39.3
Interest and Debt Expense	2.6	(16.1)	3.1	7.9	(11.2)	8.9
Other Expenses	27.8	(7.9)	30.2	85.6	(8.6)	93.7
Total	387.9	(4.7)	406.9	1,172.8	(4.8)	1,231.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$14.0	42.9	$9.8	$34.3	1.2	$33.9

Interest Adjusted Loss Ratio	84.9%		85.5%	84.6%		85.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.2%		14.5%	14.4%		14.8%
Before-tax Operating Income Ratio	7.1%		4.7%	5.8%		5.3%

Premium Persistency				92.6%		93.5%

The decrease in premium income in the third quarter and first nine months of 2011 compared to the same periods of 2010 is due to the expected run-off of this block of closed business driven by expected policy terminations and maturities. Net investment income was lower in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to a decrease in bond call premiums, a decline in prepayment income on mortgage-backed securities, and a decrease in the level of assets.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, increased in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to higher investment income in the portfolios held by the ceding companies.

The interest adjusted loss ratio for the third quarter and first nine months of 2011 was lower than the comparable periods of 2010 due primarily to favorable mortality experience. The interest adjusted loss ratio for the first nine months of 2011 was lower than the same period of 2010 due primarily to favorable mortality experience. Interest and debt expense in the third quarter and first nine months of 2011 was lower than the same periods of 2010 due to lower interest rates on our floating rate debt issued by Northwind Holdings as well as a decline in the amount of outstanding debt as a result of principal repayments. The other expense ratio was favorable in the third quarter and first nine months of 2011 compared to the same periods of 2010 due to lower litigation costs and lower expenses related to claim volumes, partially offset by lower premium income.

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
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2011	% Change	2010	2011	% Change	2010
Operating Revenue
Premium Income	$(0.9)	N.M.	$0.4	$(0.3)	(110.7)%	$2.8
Net Investment Income	39.1	(20.4)	49.1	118.8	(20.0)	148.5
Other Income	5.0	(7.4)	5.4	15.3	(19.5)	19.0
Total	43.2	(21.3)	54.9	133.8	(21.4)	170.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	19.6	(8.8)	21.5	58.9	(4.7)	61.8
Commissions	(0.2)	(150.0)	0.4	0.3	(62.5)	0.8
Interest and Debt Expense	32.2	1.3	31.8	99.4	7.0	92.9
Other Expenses	13.1	9.2	12.0	35.2	(32.4)	52.1
Total	64.7	(1.5)	65.7	193.8	(6.6)	207.6

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(21.5)	(99.1)	$(10.8)	$(60.0)	(60.9)	$(37.3)

N.M. = not a meaningful percentage
Non-Insurance Product Results

Operating revenue was $15.5 million and $47.4 million in the third quarter and first nine months of 2011 compared to $25.0 million and $76.1 million in the same periods of 2010. Operating losses were $28.8 million and $83.6 million in the third quarter and first nine months of 2011 compared to $17.1 million and $47.2 million in the same periods of 2010.

The decrease in operating revenue in the third quarter and first nine months of 2011 compared to the same periods of 2010 is due to a decline in net investment income resulting from lower short-term interest rates and our investments in low-income housing tax credit partnerships. The negative impact on net investment income and operating income by segment from our increased level of investment in low-income housing tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

The increased operating loss in the third quarter and first nine months of 2011 compared to the same periods of 2010 was due primarily to the lower level of net investment income and higher interest and debt expense. Interest and debt expense increased in the first nine months of 2011 relative to the same period of 2010 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes, partially offset by the maturity of our $225.1 million 7.625% senior notes in March 2011. We experienced lower interest in the third quarter and first nine months of 2011 compared to the same periods of 2010 on our $350.0 million 7.125% unsecured senior notes which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010.

Insurance Product Results

Operating revenue for our insurance products was $27.7 million and $86.4 million in the third quarter and first nine months of 2011 compared to $29.9 million and $94.2 million in the same periods of 2010. These closed lines of business had operating income of $7.3 million and $23.6 million in the third quarter and first nine months of 2011 compared to $6.3 million and $9.9 million in the third quarter and first nine months of 2010. The higher operating income for the first nine months of 2011 relative to last year's comparable periods was due primarily to a decline in litigation costs during 2011 relative to the prior year.
Segment Outlook

Our investment portfolio quality remains very strong, with low default experience during the first nine months of 2011. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through strong statutory earnings. While we intend to maintain our disciplined approach to risk management throughout the remainder of 2011, we believe we are well positioned wherein we have substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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

We have no exposure to subprime mortgages, “Alt-A” loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. At September 30, 2011, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. We held $307.9 million fair value ($337.4 million amortized cost) of perpetual debentures, or “hybrid” securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010.
Investment Results

Net investment income increased 1.7 percent and 1.3 percent in the third quarter and first nine months of 2011 relative to the same periods of 2010 due primarily to continued growth in the level of invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.68 percent as of September 30, 2011 compared to a yield of 6.71 percent as of December 31, 2010. As previously noted, we actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Fixed Maturity Securities
Gross Gains on Sales	$14.8	$6.0	$33.0	$35.4
Gross Losses on Sales	(5.4)	(4.1)	(22.1)	(25.8)
Other-Than-Temporary Impairment Loss	(1.2)	—	(4.2)	(10.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.6	0.3	7.1	6.9
Gross Losses on Sales	—	—	(0.2)	(0.5)
Impairment Loss	(0.4)	(0.4)	(0.4)	(2.1)
Foreign Currency Transactions	0.4	(2.3)	(1.1)	(2.6)
Embedded Derivative in Modified Coinsurance Arrangement	(33.7)	1.6	(24.4)	(3.7)
Net Realized Investment Gain (Loss)	$(23.9)	$1.1	$(12.3)	$(2.8)
We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the third quarter or first nine months of 2011 and no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the third quarter or first nine months of 2011 or 2010. During the first nine months of 2010, we recognized an other-than-temporary impairment loss of $10.2 million on securities issued by a Netherlands financial services company.  The company recorded significant impairment losses in its securities and real estate portfolios during 2009 and 2008 and required a significant amount of government aid. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during the first nine months of 2011 and 2010 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(120.7) million at September 30, 2011, compared to $(96.3) million at December 31, 2010, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2011

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,261.6	$183.2	$378.3	$27.1	$1,883.3	$210.3
Capital Goods	3,679.0	465.1	442.9	48.5	3,236.1	513.6
Communications	2,806.7	372.2	273.2	24.0	2,533.5	396.2
Consumer Cyclical	1,190.0	127.1	161.3	13.3	1,028.7	140.4
Consumer Non-Cyclical	5,381.7	827.6	358.1	18.7	5,023.6	846.3
Energy (Oil & Gas)	3,616.7	596.9	112.6	5.5	3,504.1	602.4
Financial Institutions	3,314.8	84.2	1,080.5	88.7	2,234.3	172.9
Mortgage/Asset-Backed	3,147.0	382.6	116.3	3.9	3,030.7	386.5
Sovereigns	1,474.7	220.4	—	—	1,474.7	220.4
Technology	810.0	111.9	110.9	4.0	699.1	115.9
Transportation	1,315.3	230.5	37.3	1.3	1,278.0	231.8
U.S. Government Agencies and Municipalities	2,880.0	520.7	100.8	4.3	2,779.2	525.0
Utilities	10,500.7	1,564.9	286.5	28.6	10,214.2	1,593.5
Redeemable Preferred Stocks	56.5	0.7	21.1	1.7	35.4	2.4
Total	$42,434.7	$5,688.0	$3,479.8	$269.6	$38,954.9	$5,957.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2011 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2011.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$38.9	$16.7	$14.8	$93.2	$5.9
> 90 <= 180 days	14.1	2.9	82.4	16.9	7.2
> 180 <= 270 days	—	39.7	14.5	1.9	0.9
> 270 days <= 1 year	24.6	14.8	1.6	—	0.3
> 1 year <= 2 years	11.4	2.6	1.5	2.0	2.4
> 2 years <= 3 years	1.8	2.4	9.6	24.4	17.5
> 3 years	28.1	42.2	37.2	43.3	37.9
Sub-total	118.9	121.3	161.6	181.7	72.1

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	2.4
> 2 years <= 3 years	—	3.3	3.4	3.2	—
> 3 years	27.1	11.1	11.9	—	—
Sub-total	27.1	14.4	15.3	3.2	2.4

Total	$146.0	$135.7	$176.9	$184.9	$74.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$39.5	$3.9	$5.2	$5.1	$0.5
> 90 <= 180 days	15.6	0.7	4.0	0.1	1.9
> 180 <= 270 days	1.6	4.6	0.1	4.1	—
> 270 days <= 1 year	6.7	0.1	3.1	—	—
> 1 year <= 2 years	13.7	3.5	—	—	1.5
> 2 years <= 3 years	0.3	5.3	5.1	14.0	28.9
> 3 years	35.2	18.0	23.3	28.8	28.5
Sub-total	112.6	36.1	40.8	52.1	61.3

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	0.7	—	—	—	—
> 3 years	10.3	0.4	0.4	0.4	1.7
Sub-total	11.0	0.4	0.4	0.4	1.7

Total	$123.6	$36.5	$41.2	$52.5	$63.0

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities
As of September 30, 2011

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Financial Institutions	$234.8	$44.2	3

Below-Investment-Grade
Capital Goods	$49.5	$10.1	1

We held one security at September 30, 2011 with a gross unrealized loss of $20.0 million or greater. The security is an investment-grade security issued by a U.K. financial institution with a fair value of $91.1 million and a gross unrealized loss of $22.6 million. The security has been in a loss position for a period of greater than three years. The decline in the fair value of the company's securities is primarily the result of the slowdown in the economy. The company is well diversified and has global market operations in capital markets, asset-backed securities, wealth management, asset management, commodities, and insurance. The company has avoided direct government support and its core Tier 1 capital ratio is strong.  The company comfortably passed the recent regulatory capital stress test and has very little exposure to Greece, Ireland, and Portugal.  The company continues to reduce its debt and improve its liquidity. Based on these factors, we believe the decline in fair value of this security is temporary. We do not intend to sell this security or believe it is more likely than not we will be required to sell this security before recovery of the amortized cost.

At September 30, 2011, our mortgage/asset-backed securities had an average life of 4.28 years, effective duration of 3.80 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2011, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,757.5 million and $2,702.5 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Mortgage Loans

Our mortgage loan portfolio was $1,606.9 million and $1,516.8 million on an amortized cost basis at September 30, 2011 and December 31, 2010, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held three mortgage loans at September 30, 2011 and two mortgage loans at December 31, 2010 which were considered impaired. These mortgage loans were carried at the estimated net realizable values of $32.7 million and $22.9 million, respectively, net of a valuation allowance of $1.5 million at each period end. During the first nine months of 2011, we foreclosed on one impaired mortgage loan and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $23.2 million at September 30, 2011. We held no cash collateral from our counterparties at September 30, 2011. The carrying value of fixed maturity securities posted as collateral to our counterparties was $131.6 million at September 30, 2011. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $51.2 million and $56.2 million on a fair value basis at September 30, 2011 and December 31, 2010, respectively.
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
We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We anticipate that we will make contributions during 2011 of approximately £3.1 million, £2.2 million of which was contributed during the first nine months of 2011.

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

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during the first three quarters of 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during the first nine months of 2011.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $647 million and $1.2 billion at September 30, 2011 and December 31, 2010, respectively. The decrease during the first nine months of 2011 reflects the purchase and retirement of $225.1 million of our 7.625% senior notes as well as the repurchase of shares of our common stock. The September 30, 2011 balance, of which $217.6 million was held in certain of our foreign subsidiaries in the U.K., was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.4 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds, with the exception of funds held in the U.K. We currently have no intent, nor do we foresee a need, to repatriate these funds. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. Should we elect to repatriate funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

During 2011, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level well above capital adequacy requirements. We also expect Unum Limited to operate above the Financial Services Authority (FSA) capital adequacy requirements and minimum solvency margins.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $788.7 million for the first nine months of 2011, compared to $913.8 million for the comparable period of 2010. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for the first nine months of 2010 include pension contributions of approximately $67.0 million.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $141.0 million for the first nine months of 2011 compared to $842.9 million for the comparable period of 2010.

Our sales of available-for-sale securities increased in the first nine months of 2011 compared to the same period of 2010.  Proceeds from maturities of available-for-sale securities were lower in the first nine months of 2011 compared to the same period of 2010 primarily due to a significant decrease in bond calls.

Proceeds from sales and maturities of other investments decreased slightly in the first nine months of 2011 compared to the same period of 2010 primarily due to a decrease in maturities from mortgage loans offset by an increase in distributions received from private equity partnerships, and an increase in proceeds from terminations of derivative contracts within our cash flow hedging programs.

Purchases of available-for-sale securities were lower in the first nine months of 2011 compared to the same period of 2010 as a result of the decline in funds available for reinvestment due to the decrease in bond calls, as discussed above.

Purchases of other investments increased in the first nine months of 2011 compared to the same period of 2010 as a result of an increase in funding of tax credit partnerships, offset by a slight decrease in funding of mortgage loans.

Net sales of short-term investments increased in the first nine months of 2011 compared to the same period of 2010 to provide funding for payment for our debt maturing in March 2011 and to also fund the 2011 repurchases of Unum Group common stock.  These sales were partially offset by purchases of short-term investments using cash received under our securities lending program.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $649.0 million for the first nine months of 2011 compared to $63.9 million for the comparable period of 2010.

During the first nine months of 2011, we made short-term debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011. During the first nine months of 2010, we received proceeds of $400.0 million, less debt issuance costs of $3.0 million and a debt discount of $0.5 million, from the September 15, 2010 issuance of $400.0 million of 5.625% senior notes due 2020. During the first nine months of 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

As of September 30, 2011, the amount outstanding under our securities lending program was $342.4 million. We had no securities lending transactions during 2010.

During each of the first nine months of 2011 and 2010, Tailwind Holdings made principal payments of $7.5 million on its floating rate, senior secured non-recourse notes due 2036. During each of the first nine months of 2011 and 2010, Northwind Holdings made principal payments of $59.4 million and $45.2 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

During the first nine months of 2011 and 2010, we repurchased 25.4 million and 15.2 million shares of Unum Group's common stock at a cost of $619.9 million and $327.5 million, respectively. Approximately $3.5 million of the amount repurchased in the first nine months of 2010 was settled subsequent to the end of the third quarter of 2010.

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
Debt

At September 30, 2011, we had short-term debt of $342.4 million, consisting entirely of securities lending agreements. At September 30, 2011, we had long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,586.5 million. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 26.4 percent at September 30, 2011, compared to 25.9 percent at December 31, 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 21.2 percent at September 30, 2011 compared to 22.8 percent at December 31, 2010. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the $342.4 million of securities lending agreements outstanding at September 30, 2011, partially offset by the maturity of $225.1 million of senior notes and our principal payments on the debt of Northwind Holdings and Tailwind Holdings during the first nine months of 2011.

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
Commitments

At September 30, 2011, we had legally binding unfunded commitments of $158.6 million and $15.7 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferrable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $28.7 million to fund certain investments in private placement fixed maturity securities, $57.3 million to fund certain private equity partnerships, $0.5 million to fund underlying partnerships in our investment in a special purpose entity, and $17.8 million to fund certain commercial mortgage loans.  These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. During the first nine months of 2011, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted above.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending transactions, which increase our investment income with minimal risk. We account for all of our securities lending transactions and repurchase agreements as collateralized financings. We had $342.4 million of securities lending transactions outstanding which were collateralized by cash at September 30, 2011 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2011 was $117.2 million, and the maximum amount outstanding at any month end was $342.4 million. In addition, at September 30, 2011, we also had $15.4 million of off-balance sheet securities lending transactions which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2011 was $2.0 million, and the maximum amount outstanding at any month end was $15.4 million.

We had no repurchase agreements outstanding at September 30, 2011, nor did we utilize any repurchase agreements during the first nine months of 2011. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa3 (Moderate)	BBB- (Good)

Financial Strength Ratings
Provident Life and Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life and Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On January 26, 2011, AM Best upgraded its ratings of Unum Group and its operating subsidiaries to bbb and A, respectively, with the exception of Paul Revere Variable which retained its B++ rating, and revised the outlook for the Company and its subsidiaries to “stable.” On June 23, 2011, Fitch affirmed its A rating of Unum Group and its domestic subsidiaries and affirmed the senior debt rating at BBB. Fitch's rating outlook for Unum Group is Stable. On August 4, 2011, Moody's affirmed the Baa3 credit rating of Unum Group and the A3 financial strength rating of its domestic subsidiaries and revised the outlook for the Company and its subsidiaries to “positive.” On August 15, 2011, S&P affirmed the BBB- credit rating of Unum Group and the A- financial strength rating of its domestic subsidiaries and raised the outlook for the Company and its subsidiaries to “positive.”

There have been no other changes in any of the rating agencies’ outlook statements or ratings during the first nine months of 2011 or prior to the date of this filing.

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

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under “Investments” in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. During the first nine months of 2011, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2011	—	$—	—	$774,765,514
August 1 - August 31, 2011	11,137,253	22.45	11,137,253	524,749,018
September 1 - September 30, 2011	—	—	—	524,749,018
Total	11,137,253		11,137,253

(1)	The average price paid per share excludes the cost of commissions.

(2)	On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock through August 2012.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date:	November 2, 2011	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	November 2, 2011	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer