Form 10-K
period 2011-12-31
Unum Group
filed 2012-02-24
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
(Registrant's telephone number, including area code)

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

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $7.7 billion. As of February 22, 2012, there were 290,613,714 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management's Discussion and Analysis in Item 7, and the consolidated financial statements and related notes in Item 8), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking statements within the meaning of the Act. Forward-looking statements are those not based on historical information, but rather relate to our outlook, future operations, strategies, financial results, or other developments. Forward-looking statements speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as "incorporation by reference." You can find many of these statements by looking for words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals,” "objectives," or similar expressions in this document or in documents incorporated herein.

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

•
Changes in claim incidence, recovery rates, mortality rates, and offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of claims management operations, and changes in government programs.

•	Fluctuation in insurance reserve liabilities.

•
Investment results, including, but not limited to, realized investment losses resulting from defaults, contractual terms of derivative contracts, and impairments that differ from our assumptions and historical experience.

•	The lack of appropriate investments in the market which can be acquired to match our liability cash flows and duration.

•	Changes in interest rates, credit spreads, and securities prices.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, and consumer confidence.

•	Changes in accounting standards, practices, or policies.

•	Changes in our financial strength and credit ratings.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.

•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Currency exchange rates.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event and to protect our systems and information from unauthorized access and deliberate attacks.

•	Events or consequences relating to political instability, terrorism, or acts of war, both domestic and foreign.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including employer- and employee-paid group benefits, life insurance, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments. These segments are discussed more fully under "Reporting Segments" included herein in this Item 1.

Business Strategies

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. The unfortunate reality is that most lower- and middle-income workers in the U.S. and the U.K. lack financial protection for themselves and their families should something unexpected occur, a need that has been made even more apparent following the recent financial crisis.  Additionally, governments in the U.S. and U.K., and throughout the world, are struggling to address growing deficit problems, limiting their ability to offer some of the financial protections that they have provided in the past.  As a result, we anticipate governments will likely require citizens to take more responsibility for their own financial security.

Specifically, we offer group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that create comprehensive benefits solutions for employers of all sizes by helping them attract and retain a stronger workforce while protecting the incomes and lifestyles of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

We have established a corporate culture consistent with the social values our products provide. We are committed not only to meeting the needs of our customers who depend on us, but also to operating with integrity and being accountable for our actions. Our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently as well as to identify and address potential areas of risk in our business. We have also applied these same values to our social responsibility efforts. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities.

We are an industry leader, and we believe we are well positioned in our sector with solid long-term growth prospects. Given the nature of our business, however, we are sensitive to economic and financial market movements, including interest rates, consumer confidence, and employment levels. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed herein may cause our results to differ materially from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe we can continue to meet the challenges presented by the current economic environment. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

During 2012, we intend to remain focused on disciplined top-line growth in select markets and a sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. Measured as a percentage of consolidated premium income for the year ended December 31, 2011, premium income was approximately 57.2 percent for the Unum US segment, 9.1 percent for Unum UK, 15.1 percent for Colonial Life, and 18.6 percent for Closed Block. In the fourth quarter of 2011, we reclassified our group and individual long-term care products from the Unum US segment to the Closed Block segment. We also reclassified our other insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities, which were previously reported in the Corporate and Other segment to the Closed Block segment. Prior period segment results have been restated to reflect these changes in our reporting classifications.

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability - recently issued insurance and voluntary benefits products. These products are issued primarily by Unum America, Provident, and Paul Revere Life. Paul Revere Life no longer actively markets new business but continues to service its existing business. Premium income for this segment totaled $4,296.0 million in 2011. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver a broad selection of employee benefit products, with a focus on benefit offerings in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, and the voluntary benefits market segment.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 47.4 percent of the Unum US segment premium income in 2011. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Some cases carry experience rating provisions. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. We offer accounts handled on an administrative services only (ASO) basis, with the responsibility for funding claim payments remaining with the customer. We also offer fee-based family medical leave products. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

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

Profitability of group long-term and short-term disability insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. In general, experience-rated disability coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully insured coverages while larger employers often bear a portion of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 28.3 percent of the Unum US segment premium income in 2011. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages and includes a provision for waiver of premium, if disabled. Accidental death and dismemberment consists primarily of an additional benefit amount payable if death or severe injury is attributable to an accident.

Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting practices and rate guarantees are similar to those used for group disability products, and evidence of insurability is required for benefits in excess of a specified limit.

Profitability of group life and accidental death and dismemberment insurance is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability - Recently Issued

Individual disability - recently issued products generated approximately 10.8 percent of the Unum US segment premium income in 2011. Individual disability - recently issued generally consists of those individual disability policies issued after the substantial changes in product offerings, pricing, distribution, and underwriting which occurred during the period 1994 through 1998 and were generally implemented to improve the overall risk profile of the product. Individual disability is offered primarily to multi-life employer groups and may be funded by the employer, but the policy is owned by the employee and is portable should the employee change employers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods and waiting periods before benefit payments begin, which permits tailoring of the policy to a specific policyholder's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, gender, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. For larger multi-life groups, some underwriting requirements may be waived. The majority of our individual disability - recently issued policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or raise the premium.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Voluntary Benefits

Voluntary benefits products generated approximately 13.5 percent of the Unum US segment premium income in 2011. Voluntary benefits products are sold to groups of employees through payroll deduction at the workplace and include individual universal life and interest-sensitive life, individual disability, group and individual critical illness, and individual cancer products.

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

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, critical illness, and voluntary benefits products. Unum UK's products are issued primarily by Unum Limited and are sold in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for this segment totaled $687.6 million in 2011, or £428.7 million in local currency. Our market strategy for Unum UK is benefit offerings to employers and employees through the workplace with a focus on expanding the number of employers and employees covered.

Group Long-term Disability

Group long-term disability products contributed approximately 61.0 percent of the Unum UK segment premium income in 2011. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 67. The benefits are limited to specified maximums as a percentage of income.

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

Group Life

Group life products contributed approximately 29.6 percent of the Unum UK segment premium income in 2011. Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product providing a lump sum benefit to the beneficiary on death of an employee and a group dependent life product which provides an annuity to the beneficiary on death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 5.3 percent of the Unum UK segment premium income in 2011. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured's monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder's needs. Individual disability products do not provide for the accumulation of cash values.

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

Critical Illness

Critical illness products generated approximately 4.1 percent of the Unum UK segment premium income in 2011. Group critical illness products are sold to groups of employees. Individual critical illness products are offered to individual retail customers. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event.

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

Voluntary Benefits

Unum UK is in the early stages of establishing its voluntary benefits product offering in the UK marketplace. The product offering includes group disability, group life, and group critical illness products. These products are sold to groups of employees through payroll deduction at the workplace.

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

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers. Premium income for this segment totaled $1,135.3 million in 2011. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services with a focus on core commercial and public sector markets.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 61.2 percent of the Colonial Life segment premium income in 2011, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis and group limited benefit medical plans which provide limited indemnity benefits for basic healthcare expenses.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis wherein we retain the right to change premiums at the individual account level. We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

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

Life

Group and individual life products contributed approximately 16.8 percent of the Colonial Life segment premium income in 2011 and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

Premium rates vary by age and are based on assumptions concerning mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life product, we retain the right to change premiums at the account level based on the experience of the account.

Profitability is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 22.0 percent of the Colonial Life segment premium income in 2011. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis.

Profitability of these products is affected by the level of employee participation, persistency, claims experience, investment returns, and the level of administrative expenses.

Closed Block Segment

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Premium income for this segment totaled $1,395.3 million in 2011.

Individual Disability

Individual disability policies generated approximately 56.4 percent of the Closed Block segment premium income in 2011. These products generally consist of those individual disability policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new policies in this closed line of business at the beginning of 2004 other than update features contractually allowable on existing policies.

The majority of the policies represent individual disability insurance which was written on a noncancelable basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

We have reinsurance agreements which effectively provide approximately 51 percent reinsurance coverage for our overall consolidated risk above a specified retention limit, which at December 31, 2011, equaled approximately $7.1 billion.  The maximum risk limit for the reinsurer grows to approximately $2.2 billion over time, after which any further losses will revert to us.

Group and Individual Long-term Care

Long-term care policies generated approximately 43.6 percent of the Closed Block segment premium income in 2011. We announced in February 2012 that we would discontinue selling group long-term care, which was previously offered to employers for the benefit of employees. We expect that a small amount of new group business will continue to be sold through features contractually allowable on existing group policies. Individual long-term care, which we discontinued selling in 2009, was previously marketed on a single-life customer basis.

Long-term care insurance pays a benefit upon the loss of two or more activities of daily living and the insured's requirement of standby assistance or cognitive impairment. Payment is made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits begin after a waiting period, generally 90 days or less and are paid for a period of three years, six years, or lifetime.

Premium rates for long-term care vary by age and gender and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Underwriting for group long-term care insurance is based primarily on the age and gender of the insured and certain characteristics of the group. There is an "active at work" requirement for insurability, and for coverage above a stated maximum, we evaluate the medical condition of the prospective individual insureds. Long-term care insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability is affected by claims experience, investment returns, persistency, and the level of administrative expenses.

Other

Other insurance products not actively marketed include individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The majority of these products have been reinsured, with approximately 78 percent of reserves at December 31, 2011 ceded to other insurance companies. These products contributed less than 0.1 percent of the Closed Block segment premium income in 2011.

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

We have global catastrophic reinsurance coverage which includes five layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. We have 50 percent reinsurance coverage in both the first and fifth layers and 80 percent coverage in each of the other three layers for a total of $455.0 million of catastrophic coverage, after a $50.0 million deductible. Layer one provides $25.0 million of coverage, layers two through four provide $40.0 million, $80.0 million, and $160.0 million of coverage, respectively, and layer five provides $150.0 million of coverage. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism. In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. The coverage is placed at 50 percent reinsurance for a total of £75.0 million of catastrophic coverage, after a £225.0 million deductible. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

The reinsurance recoverable of $4,854.6 million at December 31, 2011 relates to 91 companies. Fourteen major companies account for approximately 92 percent of the reinsurance recoverable at December 31, 2011, and all of these companies are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Of the remaining reinsurance recoverable, approximately seven percent relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. Approximately one percent of the reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A and Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reserves for Policy and Contract Benefits

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation required for statutory accounting.

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

The consolidated statements of income include the annual change in reserves for future policy and contract benefits. The change reflects a normal accretion for premium payments and interest buildup and decreases for policy terminations such as lapses, deaths, and benefit payments. If policy reserves using best estimate assumptions as of the date of a test for loss recognition are higher than existing policy reserves net of any deferred acquisition costs, the increase in reserves necessary to recognize the deficiency is also included in the change in reserves for future policy and contract benefits.

For further discussion of reserves, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 5 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

Refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of investments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on our investments and derivative financial instruments.

Ratings

AM Best, Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and Standard & Poor's Corporation (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency's opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency's view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

Rating agencies assign an outlook statement of "positive," "negative," or "developing" to indicate an intermediate-term trend in credit fundamentals which could lead to a rating change. "Positive" means that a rating may be raised, "negative" means that a rating may be lowered, and "developing" means that a rating may be raised or lowered with equal probability. Alternatively, a rating may have a "stable" outlook to indicate that the rating is not expected to change.

"Credit watch" or "under review" highlights the potential direction of a short-term or long-term rating. It focuses on identifiable events and short-term trends that cause a rating to be placed under heightened surveillance by a rating agency. Events that may trigger this action include mergers, acquisitions, recapitalizations, or anticipated operating developments. Ratings may be placed on credit watch or under review when an event or a change in an expected trend occurs and additional information is needed to evaluate the current rating level. This status does not mean that a rating change is inevitable, and ratings may change without first being placed on a watch list.

Our financial strength ratings as of February 2012 for our principal U.S. domiciled insurance company subsidiaries were:

•	A (Excellent) by AM Best - 3rd of 16 rankings

•	A (Strong) by Fitch - 6th of 19 rankings

•	A3 (Good) by Moody's - 7th of 21 rankings

•	A- (Strong) by S&P - 7th of 21 rankings

Our issuer credit ratings for Unum Group as of February 2012 were:

•	bbb (Good) by AM Best - 9th of 22 rankings

•	BBB (Good) by Fitch - 9th of 21 rankings

•	Baa3 (Adequate) by Moody's - 10th of 21 rankings

•	BBB- (Adequate) by S&P - 10th of 22 rankings

As of February 2012, Fitch and AM Best have a "stable" outlook for our Company, while Moody's has a "positive" outlook for our Company. S&P has a "positive" outlook for Unum Group and its domestic subsidiaries, while the outlook for our U.K. subsidiary, Unum Limited, remains "stable." None of the ratings are currently under review or on credit watch. See further discussion in "Risk Factors" contained herein in Item 1A and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratings" contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Competition

There is intense competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a limited number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom, we compete for the individual and group products we sell with a number of large internationally recognized providers and strong local carriers.  These providers have been aggressively trying to maintain market share in a difficult economic environment, characterized by very low interest rates and expense pressures on employers and individuals. However, current penetration levels indicate that there is still significant upside growth potential in the United Kingdom for the types of products we offer.

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

For further discussion, refer to "Risk Factors" contained herein in Item 1A.

Regulation

General

We and our subsidiaries are subject to extensive and comprehensive regulation on both the federal and state level in the U.S. and by the Financial Services Authority (FSA) in the U.K. The laws and regulations with which we must comply are subject to change, and new and existing laws and regulations may adversely affect our operations. As a result of the financial market and economic challenges over the past few years, regulation and the cost of compliance with regulation has continued to increase in both the U.S. and internationally.

Insurance Regulatory Oversight

Our U.S. insurance subsidiaries are subject to oversight by insurance departments in jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. Unum Limited is subject to regulation by the FSA in the U.K. The state insurance departments in the U.S. and the FSA in the U.K. have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells, and administers its products. This monitoring and approval process may include reviewing sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as review and/or approval of underwriting, claims, pricing, and customer service practices. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans. Our domestic insurance subsidiaries must meet the standards and tests for investments imposed by state insurance laws and regulations of the jurisdictions in which they are domiciled. Domestic insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet policyholder obligations. These reserves are verified periodically by various regulators. Our domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Other states more typically perform market conduct examinations that include a review of a company's sales practices, including advertising and licensing of agents and brokers, as well as underwriting, claims, customer service, and identification and handling of unclaimed property to determine compliance with state laws. Our domestic insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers.

Capital Requirements

Risk‑based capital (RBC) standards for U.S. life insurance companies have been prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

The NAIC's Solvency Modernization Initiative (SMI) began in June 2008. The SMI is a self-examination of the United States' insurance solvency regulation framework and includes a review of international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation. The SMI is a wide-ranging initiative that, by its nature, will evolve to respond to national and international insurance regulatory and solvency developments. Current SMI goals and the principles developed through the SMI's exploration of capital requirements, group solvency, reinsurance, and international accounting will likely result in significant changes to U.S. insurance regulation and solvency standards.

Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K.  Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company's individual risk profile.  Unum Limited will adopt Solvency II, a European Union directive that will prescribe new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry.  Solvency II will replace the current capital requirements for Unum Limited.  Solvency II requirements have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management underpinned by prospective risk identification and quantification, and (iii) disclosure and regulatory reporting requirements.  At the group level, if group supervision in the U.S. is not regarded as equivalent to the Solvency II regime, European regulators would have the power to require the establishment of a European holding company which would consist of all branches and subsidiaries of the Company domiciled in Europe and would become subject to supervision by a European supervisor. Whether U.S. group supervision will be deemed equivalent is still under consideration and remains uncertain. The effective adoption date is expected to be January 1, 2014. Although the impact of Solvency II on the Company cannot be determined at this time, its implementation could result in increased capital, supervisory, and disclosure requirements.

Our Bermuda-based insurance subsidiary is subject to regulation by the Bermuda Monetary Authority (BMA).  During 2010, the BMA initiated a comprehensive review and assessment of its insurance regulatory and solvency framework and published and released a series of consultation papers with the stated purpose of being recognized as equivalent under the Solvency II directive.  The BMA continued to work with European regulators throughout 2011 toward completion of the review and assessment.  The scope and scale of its proposed change are potentially broad, and requirements are expected to vary by insurer licensing classification.  It is too early to assess the impact, but the insurance industry in Bermuda may ultimately be subject to new rules regarding governance, administrative and accounting processes, and/or long-term capital requirements.

See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources" contained herein in Item 7.

Insurance Holding Company Regulation

We are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), which currently include Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

In addition, such laws and regulations restrict the amount of dividends that may be paid by our insurance subsidiaries to their respective shareholders, including our Company and certain of our intermediate holding company subsidiaries. See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7.

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has recently adopted or amended model laws on holding company regulation that would provide for supervision of insurers at the corporate group level. Although these changes are only beginning to be adopted by individual state regulators, it can be expected that most will ultimately adopt them in some form. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies.

The laws of most states, including the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), require regulatory approval of a change in control of an insurance company or its holding company. Where these laws apply to us, there can be no effective change in control of our Company or of any of our insurance subsidiaries unless the person seeking to acquire control has filed a statement containing specified information with the appropriate insurance regulators and has obtained their prior approval of the proposed change. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its holding company, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its holding company without the prior approval of the insurance regulators in the state(s) of domicile of the insurance company(ies) sought to be acquired (or whose holding company is sought to be acquired) will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those securities by the applicable insurance regulators; (ii) prohibition of voting of such shares; and (iii) other actions determined by the relevant insurance regulators. Further, many states' insurance laws require that prior notification be given to state insurance regulators of a change in control of a non-domiciled insurance company doing business in the state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change in control of our Company or of any of our insurance subsidiaries may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

Federal Laws and Regulations

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. Dodd-Frank will subject us to potentially significant additional federal regulation. Among other provisions impacting or potentially impacting us, Dodd-Frank:

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

•
Establishes a Financial Stability Oversight Council with authority to subject systemically important financial companies (including non-bank financial companies such as our Company) to supervision and stricter prudential regulation by the Board of Governors of the Federal Reserve Board, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity, stress testing, and credit exposure, and in certain circumstances limitations on acquisitions or combinations, restrictions on product offerings, and/or requirements to sell assets; and

•
Establishes a Federal Insurance Office (FIO) within the Department of the Treasury to monitor all aspects of the insurance industry (other than with respect to health insurance, certain long-term care insurance, and crop insurance), including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system and recommending insurers (potentially including our Company) that should be designated for stricter regulation. The director of the FIO is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. The FIO may also recommend enhanced regulations to state insurance regulatory bodies.

Dodd-Frank imposes various assessments on financial companies, including, as applicable to us, ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by the Company into state guaranty funds).

We have not been designated as a systemically important financial company, and based on the quantitative criteria set forth in proposed regulation that has been issued, at this time we believe it is unlikely that we will be subject to such designation.

We are subject to the laws and regulations generally applicable to public companies, including the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange relating to public reporting and disclosure, accounting and financial reporting, corporate governance, and securities trading. Further, the Sarbanes-Oxley Act of 2002, and rules and regulations adopted under this regulation, have increased the requirements for us and other public companies in these and other areas.

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain some similar provisions. Additionally, other federal laws and regulations, including the Foreign Corrupt Practices Act and regulations issued by the Office of Foreign Asset's Controls, as well as the U.K.'s Bribery Act of 2010, have increased requirements relating to identifying customers, prohibiting transactions with certain organizations or individuals, watching for and reporting suspicious transactions, responding to requests for information by regulatory authorities and law enforcement agencies, sharing information with other financial institutions, and requiring the implementation and maintenance of internal practices, procedures, and controls.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our U.K. operations totaled $884.6 million, $845.8 million, and $828.2 million for 2011, 2010, and 2009, respectively. These amounts were approximately 8.6 percent, 8.3 percent, and 8.2 percent of consolidated segment operating revenue for 2011, 2010, and 2009, respectively. As of December 31, 2011, total assets and liabilities for our U.K. operations were $3.7 billion and $2.6 billion, respectively, or approximately 6.1 percent and 5.0 percent of consolidated assets and liabilities, respectively. Fluctuations in the U.S. dollar relative to the local currency of our U.K. operations will impact our reported operating results. See "Risk Factors" contained herein in Item 1A for further discussion of fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2011, we had approximately 9,400 full-time employees.

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

Executive Officers of the Registrant

Our executive officers, all of whom are also executive officers of certain of our principal subsidiaries, were appointed by Unum Group's board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position
Thomas R. Watjen	57	President and Chief Executive Officer and a Director
Robert O. Best*	62	Executive Vice President, Global Business Technology
Liston Bishop III	65	Executive Vice President and General Counsel
Randall C. Horn	59	Executive Vice President, President and Chief Executive Officer, Colonial Life
Kevin P. McCarthy	56	Executive Vice President and Chief Operating Officer; President and Chief Executive Officer, Unum US
John F. McGarry	54	Executive Vice President, President and Chief Executive Officer, Unum UK
Richard P. McKenney	43	Executive Vice President and Chief Financial Officer

*Mr. Best retired from the company effective December 31, 2011.

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

Mr. McCarthy was named Executive Vice President and Chief Operating Officer in January 2012, in addition to maintaining his role as President and Chief Executive Officer of Unum US. He previously served as Executive Vice President, President and Chief Executive Officer, Unum US from May 2007 and Executive Vice President, President, Unum US from January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

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

ITEM 1A. RISK FACTORS

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. Discussed below are certain factors that may adversely affect our business, results of operations, or financial condition. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including those in this document or made by us elsewhere, such as in earnings release investor calls, investor conference presentations, or press releases. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See "Cautionary Statement Regarding Forward-Looking Statements" contained herein on page 1.

Unfavorable economic conditions may result in lower premium growth, higher disability claims incidence, or longer claims duration and adversely impact our results of operations or financial condition.

As a large financial institution, we are affected by conditions in the capital markets and the general economy, both in the United States, the United Kingdom, and to a lesser extent, the entire European Union and Asian financial markets. A challenging business environment and volatile markets persisted through 2011 and may continue in 2012. Adversity in the capital markets and the general economy may adversely affect our business and results of operations. In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher disability claims incidence, longer disability claims duration, and/or an increase in policy lapses.

We and our insurance subsidiaries are subject to extensive supervision and regulation, which may affect the cost or demand for our products, may increase capital requirements for our insurance subsidiaries, or may impact our profitability or growth.

Our activities are subject to extensive supervision and regulation in the United States and abroad. Regulators have the ability to take various steps to protect the businesses of the entities they regulate. For example, our insurance company subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on our ability to do business in one or more of the jurisdictions in which we operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the FSA may revise its capital adequacy requirements and minimum solvency margins, other jurisdictions in which our subsidiaries operate, including the BMA, may increase their capital requirements, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, such as the NAIC Solvency Modernization Initiative and the European Commission's Solvency II, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. New programs, including healthcare reform and financial services sector reform, may compete with or diminish the need for our products, particularly as it may affect our ability to sell our products through employers or in the workplace.

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

Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations, cash flows, or financial condition, require us to raise additional capital, or result in a downgrade of our credit ratings.

Most group long-term and short-term disability plans we administer are governed by the Employee Retirement Income Security Act (ERISA). Changes to ERISA enacted by Congress or through judicial interpretations may adversely affect the risk to us of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability and our profitability.

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

Regulatory examinations or investigations could result in, among other things, changes in our claims handling practices, changes in business practices, including changes in broker compensation and related disclosure practices, changes in procedures for the identification and escheatment of abandoned property, changes in the use and oversight of reinsurance, increases to reserving requirements, changes in governance and other oversight procedures, fines, and other administrative action. Such results, singly or in combination, may injure our reputation, cause negative publicity, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, or impair our ability to sell or retain insurance policies, thereby adversely affecting our business, and potentially materially adversely affecting the results of operations. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits.

See "Regulation" contained herein in Item 1 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and our ability to purchase securities at rates of return assumed in the pricing and reserving for our insurance products, which may have a material adverse effect on our results of operations or financial condition.

An interest, or discount, rate is used in calculating our policyholder reserves. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. Continued low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or increase our capital contributions to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

See "Reserves for Policy and Contract Benefits" contained herein in Item 1 and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

Changes in the risk results of our segments or lines of businesses may materially adversely affect our results of operations or financial condition.

In recent years, we have experienced volatility in risk results in various lines of business. Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. In addition, reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual claim experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may continue to increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts. See "Reserves for Policy and Contract Benefits" contained herein in Item 1 and "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

In addition to interest rate risk as previously discussed, we are exposed to other risks related to our investment portfolio which may adversely affect our results of operations, financial condition, or liquidity. These risks include default risk, credit spread fluctuations, the accuracy of valuations of securities, and the possibility that we might need to sell securities at disadvantageous times.

Default Risk

Investments are an integral part of our business, and our investments support our policyholder liabilities and shareholders' equity. Our investment portfolio consists primarily of fixed maturity securities. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer's industry, a significant deterioration in the cash flows of the issuer, unforeseen accounting irregularities or fraud committed by the issuer, widening risk spreads, ratings downgrades, a change in the issuer's marketplace or business prospects, or other events that adversely affect the issuers of these securities may result in the issuer defaulting on its obligations. In the European Union, the sovereign debt crisis, concerns over bank exposure to sovereign debt, and questions about the stability and viability of the euro may result in an issuer defaulting on its obligations. Our investment portfolio also includes perpetual debentures, or "hybrid" securities. Interest on these securities due on any payment date may be deferred by the issuer. Because interest payments are deferrable and because these securities rank behind traditional debt obligations, events that adversely affect the issuers of these securities may have a greater adverse effect on these types of investments than on our traditional fixed maturity securities.

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

Credit Spread Risk

Our exposure to credit spreads, which is the yield above comparable Treasury securities, primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads may increase the net unrealized loss position of the investment portfolio and may adversely impact liquidity. Credit spread tightening may reduce net investment income associated with new purchases of fixed income securities.

Valuation Risk

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

Market Timing and Liquidity Risk

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

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and derivatives.

The effectiveness of our hedging programs may be affected by changes in the economic environment, ratings downgrades, capital market volatility, changes in interest rates, and regulation that may adversely affect our results of operations or financial condition.

We use derivative instruments to help us manage interest rate risk.  Risks to our results of operations, financial condition, or liquidity include:

•
Our hedges may become ineffective due to changes in expected future events, including, but not limited to, risk created by uncertainty in the European economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments. Ineffectiveness of our hedges may have a material adverse effect on our results of operations or financial condition.

•
If we are downgraded significantly, ratings triggers in our contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

•
Many of our counterparties are financial institutions, and capital market turmoil may result in an increase in the risk of non-performance by financial institutions. Non-performance by our counterparties may force us to unwind hedges. We may be unable to replace the hedge, thereby leaving the risk unhedged.

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

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are integrated product choices, price, quality of customer service and claims management, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. The level and intensity of competition may grow due to existing competitors becoming more aggressive, new competitors entering the market, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future. See "Competition" contained herein in Item 1 for further discussion.

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB), the International Accounting Standards Board (IASB), the U.K. Accounting Standards Board (ASB), or other standard-setting bodies may materially affect our financial statements.

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

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group or a negative outlook statement by a rating agency could have an effect on our ability to raise capital and on our cost of capital. See "Ratings" contained herein in Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events which may harm our reputation. These events could include but are not limited to those discussed in this Item 1A regarding regulatory investigations concerning one or more aspects of broker compensation and related matters, as well as legal proceedings which have previously and may in the future result in court rulings and jury verdicts against us. Decisions such as exiting a line of business or implementing premium rate increases may result in negative publicity and unfavorable regulatory responses. Our reliance on independent contractors and brokers to distribute many of our products exposes our reputation to the possibility of being damaged by sales practices over which we have no means of direct control. Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business. Damage to our reputation may also hinder our ability to raise new capital and/or increase our cost of capital. See "Regulation" contained herein in Item 1 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on regulatory matters and legal proceedings.

Volatility in long-term interest rates or the rate of return on pension plan assets may have a negative effect on the funded status of our pension plans and/or increase our pension costs.

The rate of return on pension plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Declines in long-term interest rates or the fair value of our plan assets may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity. Conversely, a rise in interest rates could unfavorably impact the fair value of both the fixed income and equity investments in our pension plans. See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

We provide a broad array of disability, long-term care, group life, and voluntary insurance products that are affected by many factors, and changes in any of those factors may adversely affect our profitability or cash flows.

Disability Insurance

Disability insurance may be affected by a number of social, economic, governmental, competitive, and other factors. Changes in societal attitudes, such as work ethic, motivation, or stability, can significantly affect the demand for and underwriting results from disability products. Competition in disability insurance has also been markedly affected by the growth of social security, workers' compensation, and other governmental programs in the workplace.

Both economic and societal factors can affect claim incidence and recoveries for disability insurance. Claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Claim incidence and claim recovery rates may also be influenced by the emergence of new infectious diseases or illnesses. Claim durations may be extended by medical improvements which could extend life expectancies. The relationship between these and other factors and overall incidence is very complex and will vary due to contract design features and the degree of expertise within the insuring organization to price, underwrite, and adjudicate the claims. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time.

The pricing actions available in the individual disability market differ between product classes. Our individual noncancelable disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market.

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval which can affect the length of time in which the re-pricing can be implemented, if at all. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term care benefits and may subject more policyholders to advanced aging and an associated increase in claims incidence. Due to the long duration of the product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Sustained periods of low interest rates could result in lower than expected profitability and increases in reserves.

Group Life Insurance

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

See "Reserves for Policy and Contract Benefits" contained herein in Item 1 and "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

An assessment by a governing tax authority may have a material adverse effect on our results of operations or financial condition.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions, both domestic and foreign.  The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could have a material adverse effect on our results of operations or financial condition.

We may be required to establish a valuation allowance against our deferred income tax asset.

Factors in our ability to realize a tax benefit from our deferred income tax asset include the performance of our businesses and our ability to generate realized investment gains. If we determine that all or a portion of the deferred income tax asset will not result in a future tax benefit, a valuation allowance must be established with a corresponding charge to net income or other comprehensive income. Such charges may have a material adverse effect on our results of operations or financial condition. The likelihood of recording a valuation allowance increases during periods of economic downturn.

Our overall risk management program may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, operations, capital and liquidity, and reputational risks. However, our program may not be comprehensive, and our methods for managing risk may not fully predict future exposures. See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information about our risk management program.

Litigation is common in our businesses and may result in material financial losses and/or harm to our reputation.

Unum Group and its subsidiaries are defendants in a number of lawsuits.  The outcome of these lawsuits is uncertain.  An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, materially and adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on legal proceedings.

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

We face challenges and risks associated with the development, sale, and retention of product offerings that meet the needs of our targeted markets; maintaining effective underwriting and pricing discipline; continued effective claim management and customer service performance; ongoing expense management; delivering effective technology solutions; continued effective controls over our asset management and derivative trading activities; continued execution of our capital management strategy; and the successful implementation of operational improvements and strategic growth initiatives. Failure to successfully manage our operational risks may adversely affect our competitiveness, profitability, or financial condition.

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

In the near term, we expect that our need for external financing is small, but changes in our business could increase our need. If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus, as measured by state insurance regulations, is considered important by state insurance regulatory authorities and the rating agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by state regulatory authorities, or a downgrade by the rating agencies. Regulatory changes such as those discussed herein in this Item 1A may impose higher capital or reserve requirements on our insurance subsidiaries. Need for additional capital may limit a subsidiary's ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations.

Obtaining financing for even a small amount of capital could be complicated in unfavorable market conditions and during periods of economic uncertainty. The markets may exert downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock in Unum Group.

See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

Our subsidiaries may be restricted from paying dividends to our holding companies which could adversely impact our ability to pay dividends and other obligations.

Unum Group and certain of its subsidiaries rely on dividends from our insurance and non-insurance company subsidiaries to make dividend payments on our common stock, meet debt payment obligations, and pay our other obligations. Our insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds or other assets to affiliates. The level of statutory earnings and capital in our insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to our holding companies, which could impair our ability to pay our dividends or meet our debt and other payment obligations. See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

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

We defer certain costs incurred in acquiring new business and expense these costs over the life of the related policies. These costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. VOBA represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. DAC and VOBA are amortized based primarily upon expected future premium income of the related insurance policies. Recoverability testing for DAC and VOBA is performed on an annual basis. Insurance contracts are grouped on a basis consistent with our manner of acquiring, servicing, and measuring profitability of the contracts. If recoverability testing indicates that either DAC and/or VOBA are not recoverable, the deficiency is charged to expense. Accounting standard updates which we will be required to adopt in our first quarter 2012 filing will result in a decrease to our existing DAC asset. See "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 5, and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

A cyber security incident that bypasses our information technology security systems may lead to a material disruption of our information technology systems and/or the loss of information, resulting in adverse impacts to our profitability, our business, and our reputation.

Maintaining the security systems to protect the systems and data is critical to our reputation. We seek to prevent, detect, and investigate security incidents to prevent their recurrence but in some cases we may be unaware of emerging threats and the magnitude of their effects.  The theft, destruction, or unauthorized use of confidential data could cause, among other things, operational disruption and reputational harm. We could suffer operational delays resulting from the disruption of our information technology systems and subsequent clean-up and mitigation activities. Negative publicity regarding a security breach could result in damage to our competitive position and our reputation with our customers and business partners. We maintain cyber liability insurance that provides coverage for network security, privacy liability, technology errors and omissions, media liability, first party network business interruption, electronic restoration, and cyber extortion.  This coverage also provides sub-limits for credit monitoring, notification costs, regulatory expense, and investigative expense. Our insurance may not provide adequate loss coverage in all circumstances.

Extreme events, including political instability or terrorism, can affect the economy in general, our industry, and us specifically.

Events such as epidemics, pandemics, political instability, terrorist attacks, natural disasters, or other extreme events may materially adversely affect our business, the level of claims, or our results of operations, and in the event of extreme circumstances, our financial condition or viability. Beyond obtaining insurance coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from extreme events away from us. We purchase reinsurance protection against catastrophic disaster events, including terrorism. The continued threat of terrorism could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In the event of nuclear or bioterrorism attacks, epidemics, or other extreme events, we could face significant costs depending on the government's actions and the responsiveness of public agencies and other insurers. In addition, we may also be adversely affected if we do not maintain adequate procedures to ensure disaster recovery and business continuity for our facilities and operations in the event of such occurrences. See "Reinsurance" contained herein in Item 1 for further discussion.

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

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 861,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We own and occupy facilities totaling approximately 378,000 square feet in Worcester, Massachusetts. We lease and occupy approximately 53,300 square feet of office space in Glendale, California. These properties are used primarily for operations supporting our Unum US, Closed Block, and Corporate segments.

We own and occupy approximately 523,000 square feet of office space in Columbia, South Carolina, used primarily for operations supporting our Colonial Life segment.

We also occupy office buildings in the United Kingdom which serve as the home offices supporting our Unum UK segment. We own and occupy property located in Dorking, with approximately 63,000 square feet of office space. In addition, approximately 65,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke.

Additionally, we lease other office space, for periods principally from five to ten years, for use by our affiliates and sales forces.

Our properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is "UNM". Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2011
1st Quarter	$27.04	$24.36	$0.0925
2nd Quarter	27.16	24.29	0.0925
3rd Quarter	26.41	20.24	0.1050
4th Quarter	25.00	19.72	0.1050

2010
1st Quarter	$25.00	$18.56	$0.0825
2nd Quarter	26.42	20.98	0.0825
3rd Quarter	23.57	19.30	0.0925
4th Quarter	24.59	21.34	0.0925

The following graph shows a five year comparison of cumulative total returns for our common stock's historical performance, the S&P 500 Index, and the Insurance Index (non-weighted average of "total returns" from the S&P Life & Health Index and the S&P Multi-line Index). Past performance is not an indication of future results.

$150
$125
$100
$75
$50
$25
$0

	2006	2007	2008	2009	2010	2011
Unum Group	$100.00	$115.95	$91.97	$98.31	$123.91	$109.52
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Insurance Index	$100.00	$99.05	$31.21	$39.31	$48.84	$37.17

As of February 22, 2012, there were 13,443 registered holders of common stock.

Our board of directors has the authority to declare cash dividends on shares of our common stock. In determining dividends, the board takes into account a number of factors including our financial condition and results of operations, regulatory limitations on the payment of dividends from subsidiaries, cash requirements, general economic conditions, and other factors the board may deem relevant.  For information on restrictions relating to our subsidiaries' ability to pay dividends to Unum Group and certain of its intermediate holding company subsidiaries, see "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. For information relating to compensation plans under which Unum Group's equity securities are authorized for issuance, see Item 12 contained herein.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2011	2010	2009	2008	2007
Income Statement Data

Revenue
Premium Income	$7,514.2	$7,431.4	$7,475.5	$7,783.3	$7,901.1
Net Investment Income	2,519.6	2,495.5	2,346.6	2,389.0	2,409.9
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7	(465.9)	(65.2)
Other Income	249.1	241.6	257.2	275.9	274.1
Total	10,278.0	10,193.2	10,091.0	9,982.3	10,519.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	7,209.5	6,354.1	6,291.6	6,626.4	6,988.2
Commissions	879.2	855.4	837.1	853.3	841.1
Interest and Debt Expense (2)	143.3	141.8	125.4	156.7	241.9
Other Expenses (3)	1,788.8	1,510.6	1,544.6	1,521.9	1,451.5
Total	10,020.8	8,861.9	8,798.7	9,158.3	9,522.7

Income from Continuing Operations Before Income Tax	257.2	1,331.3	1,292.3	824.0	997.2
Income Tax (4)	21.8	445.2	439.7	270.8	324.8

Income from Continuing Operations	235.4	886.1	852.6	553.2	672.4

Income from Discontinued Operations	—	—	—	—	6.9

Net Income	$235.4	$886.1	$852.6	$553.2	$679.3

Balance Sheet Data

Assets	$60,179.0	$57,307.7	$54,477.0	$49,417.4	$52,701.9

Long-term Debt	$2,570.2	$2,631.3	$2,549.6	$2,259.4	$2,515.2

Accumulated Other Comprehensive Income (Loss)	$448.9	$341.9	$341.0	$(958.2)	$463.5
Other Stockholders' Equity	8,128.1	8,602.5	8,159.1	7,356.1	7,576.4
Total Stockholders' Equity	$8,577.0	$8,944.4	$8,500.1	$6,397.9	$8,039.9

	At or for the Year Ended December 31
	2011	2010	2009	2008	2007
Per Share Data

Income from Continuing Operations
Basic	$0.78	$2.72	$2.57	$1.62	$1.90
Assuming Dilution	$0.78	$2.71	$2.57	$1.62	$1.89

Income from Discontinued Operations
Basic	$—	$—	$—	$—	$0.02
Assuming Dilution	$—	$—	$—	$—	$0.02

Net Income
Basic	$0.78	$2.72	$2.57	$1.62	$1.92
Assuming Dilution	$0.78	$2.71	$2.57	$1.62	$1.91

Stockholders' Equity	$29.30	$28.25	$25.62	$19.32	$22.28

Cash Dividends	$0.395	$0.350	$0.315	$0.300	$0.300

Weighted Average Common Shares Outstanding
Basic (000s)	302,399.8	325,839.0	331,266.2	341,022.8	352,969.1
Assuming Dilution (000s)	303,571.0	327,221.1	332,136.2	341,560.3	355,776.5

(1) Included is a reserve charge of $573.6 million in 2011 related to our long-term care business; a reserve charge of $183.5 million in 2011 related to our individual disability closed block business; and a regulatory claim reassessment charge of $65.8 million in 2007. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the long-term care and individual disability closed block reserve charges.

(2) Included are costs related to early retirement of debt of $0.4 million and $58.8 million in 2008 and 2007, respectively.

(3) Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses are charges of $289.8 million in 2011 related to the impairment of long-term care deferred acquisition costs and regulatory claim reassessment credits of $12.8 million in 2007. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the impairment of long-term care deferred acquisition costs.

(4) Included are a $41.3 million reduction of income tax in 2011 related to a tax settlement; an income tax charge of $18.6 million in 2011 related to repatriation of dividends from our U.K. subsidiaries; and an income tax charge of $10.2 million in 2010 to reflect the impact of a tax law change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, "Risk Factors" included in Item 1A, "Selected Financial Data" included in Item 6, and the Consolidated Financial Statements and notes thereto included in Item 8.

Executive Summary

During 2011, our focus continued to be on disciplined top-line growth and capital management. Objectives for 2011 included:

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

2011 Operating Performance and Capital Management

For 2011 we reported net income of $235.4 million, or $0.78 per diluted common share, compared to $886.1 million, or $2.71 per diluted common share, for 2010. After-tax operating income was $896.8 million, or $2.95 per diluted common share, in 2011 compared to $880.6 million, or $2.69 per diluted common share, in 2010. Separate and distinct from our underlying operating results and excluded from after-tax operating income are the fourth quarter of 2011 charges related to our long-term care product line strategic review as well as a claim reserve increase in our individual disability closed block of business to reflect our current estimate of future benefit obligations. Also excluded from after-tax operating income are a reduction in our 2011 income tax resulting from a tax settlement, an increase in our 2011 income tax related to dividends from our U.K. subsidiaries, and an increase in our 2010 income tax related to the impact of the tax law change associated with healthcare reform. Our 2011 net income per share and after-tax operating income per share, as compared to the prior year period, benefited from the repurchase of our common stock during 2011 and 2010.

Total operating revenue in 2011 by segment was marginally higher than 2010, with the current economic environment continuing to negatively impact our premium growth. Total operating income by segment, excluding the charges related to our long-term care and individual disability closed blocks of business, was generally consistent with the level of 2010, with higher earnings in Unum US partially offset by lower earnings in our other core segments, as well as lower earnings in the Corporate segment. See additional information presented in this "Executive Summary" under "Long-term Care Strategic Review" and "Claim Reserve Increase for Individual Disability Closed Block Business" as well as "Consolidated Operating Results" and "Reconciliation of Non-GAAP Financial Measures" contained herein in Item 7.

Our Unum US segment reported an increase in segment operating income of 6.6 percent in 2011 compared to 2010, with higher operating revenue and favorable risk results. The benefit ratio for the Unum US segment for 2011 was 72.5 percent, compared to 73.4 percent in 2010, with favorable risk results for the supplemental and voluntary products partially offset by less favorable risk results for the group disability and group life and accidental death and dismemberment products as compared to 2010. Although Unum US premium income increased slightly in 2011 compared to 2010, the ongoing high levels of unemployment and the competitive environment continued to pressure our premium income growth. In particular, premium growth from existing customers throughout 2011 continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies. Unum US sales increased 9.9 percent in 2011 compared to 2010. We experienced sales increases in nearly all of our product lines and market segments in 2011 compared to 2010. Voluntary benefits sales increased 6.3 percent in 2011 compared to 2010. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 9.6 percent in 2011 relative to 2010. Persistency, although below the level of last year for some of our Unum US product lines, remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 11.5 percent in 2011, as measured in Unum UK's local currency, relative to 2010. The decrease was driven by less favorable risk results and higher expenses related to Unum UK's growth plans. Premium income grew 1.9 percent in 2011 relative to 2010, although premium growth continued to be pressured by pricing actions resulting from the competitive U.K. market. The benefit ratio for Unum UK was 71.8 percent in 2011 compared to 67.0 percent in 2010, driven by less favorable risk experience in group long-term disability. Unum UK sales, which were also negatively impacted by the economy and the competitive pricing environment, declined 18.8 percent relative to 2010, as measured in Unum UK's local currency. Persistency in 2011 was below the level of 2010 but remains strong.

Our Colonial Life segment operating income in 2011 was consistent with the level of 2010. Although premium income grew 5.5 percent in 2011 compared to 2010, risk results were less favorable, with an overall benefit ratio of 51.9 percent in 2011 compared to 49.7 percent in 2010, due primarily from less favorable risk results in the accident, sickness, and disability product line. Colonial Life's sales increased 2.0 percent in 2011 relative to 2010. The number of new agent contracts increased 6.8 percent in 2011 relative to 2010, but the number of new accounts declined by 1.8 percent. Persistency in 2011 was below the level of 2010 but remains strong.

Our investment portfolio continued to perform well, with an increase in net investment income of 1.0 percent in 2011 relative to 2010. The net unrealized gain on our fixed maturity securities was $5.8 billion at December 31, 2011, compared to $3.5 billion at December 31, 2010, driven primarily by a decline in U.S. Treasury rates.

We believe our capital and financial positions are strong. At December 31, 2011, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 405 percent, compared to 398 percent at December 31, 2010. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 27.6 percent at December 31, 2011, compared to 25.9 percent at December 31, 2010. The increase was due primarily to $312.3 million of securities lending agreements outstanding at December 31, 2011, partially offset by the 2011 maturity of $225.1 million of senior notes and our 2011 principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings). Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 22.4 percent at December 31, 2011, compared to 22.8 percent at December 31, 2010. The cash and marketable securities at our holding companies equaled approximately $756 million at December 31, 2011, compared to $1.2 billion at December 31, 2010. During 2011, we repurchased 25.4 million shares of Unum Group's common stock at a cost of $619.9 million. We have completed the $500.0 million share repurchase program authorized in 2010 and purchased $475.3 million under our $1.0 billion share repurchase program authorized in February 2011.

Despite the difficult economic environment, we continue to make steady and disciplined progress, executing on our business plans and maintaining our strong financial position. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

Further discussion is included in "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 7.

Long-term Care Strategic Review

Following a comprehensive and strategic review of our long-term care business, in February 2012 we announced that we would discontinue selling group long-term care.  We discontinued selling individual long-term care during 2009. Because both group and individual long-term care are now considered closed blocks of business, effective December 31, 2011, we reclassified our long-term care products from the Unum US segment to the Closed Block segment.  We also reclassified our other insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities, which were previously reported in the Corporate and Other segment to the Closed Block segment. The inclusion of all closed blocks of business into one operating segment aligns with our reporting and monitoring of our closed blocks of business within a discrete segment and is consistent with our separation of these blocks of business from the lines of business which actively market new products.  Prior period segment results have been restated to reflect these changes in our reporting classifications.

As part of the strategic review, and as is typical in the fourth quarter of each year, we analyzed our reserve assumptions for long-term care in conjunction with our annual loss recognition testing. We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test. Included in the analysis was a review of our reserve discount rate assumptions and mortality and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in the third quarter of 2011 due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $289.8 million were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our current estimate of future benefit obligations. These charges decreased our 2011 net income by $561.2 million. The increase in reserves represented a 10.5 percent increase in long-term care policy and claim reserves as of December 31, 2011, which equal $5.4 billion subsequent to the charge.

Claim Reserve Increase for Individual Disability Closed Block Business

Claim reserves supporting our individual disability closed block of business are calculated using assumptions based on actual experience believed to be currently appropriate. Claim reserves are subject to revision as current claim experience emerges and alters our view of future expectations. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business. We are now able, with a higher degree of confidence, to assess our own experience for older ages in our long duration lifetime claim block as our data has become credible. There is very little industry experience for lifetime disability benefits, as our insurance companies were the primary disability companies in the insurance industry at the time lifetime disability benefits were offered. These benefits were offered during the 1980s and 1990s, recent enough such that claimants are just reaching the older ages and providing us with data to build our claim experience base. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption and, as a result, increased our claim reserves for our individual disability closed block of business by $183.5 million and decreased net income by $119.3 million. The increase in reserves represented a 1.5 percent increase in individual disability policy and claim reserves as of December 31, 2011, which equal $11.9 billion subsequent to the charge.

Outlook for 2012

During 2012, we intend to remain focused on disciplined top-line growth in select markets and a sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term.

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. Estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our financial statements. The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $39.3 billion and $38.2 billion at December 31, 2011 and 2010, respectively, or approximately 76.2 percent and 78.9 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.7 billion at both December 31, 2011 and 2010, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our traditional non interest-sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability products in our Unum UK segment; disability and cancer and critical illness policies in our Colonial Life segment; and individual disability and long-term care products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Therefore, we maintain policy reserves for a policy for as long as the policy remains in-force, even after a separate claim reserve is established. Incidence rates in industry standard valuation tables for policy reserves have traditionally included all lives, active and disabled.  In addition, the waiver of premium provision provides funding for the policy reserve while a policyholder is disabled.  As a result, the funding mechanisms and the cost of claims are aligned and require a policy reserve to be held while on claim.  In addition, most policies allow for multiple occurrences of claims, and a policy reserve is consequently still maintained at the time of claim to fund any potential future claims. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2011 represented approximately 11.9 percent, 0.2 percent, and 9.5 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Closed Block segment include certain older policy forms for individual disability, individual and group long-term care, and certain other products, all of which are no longer actively marketed. The reserves for individual disability and individual and group long-term care, which represented approximately 39.7 percent of our total gross policy reserves at December 31, 2011, are determined using the gross premium valuation method. Reserves for individual disability are based on assumptions established as of January 1, 2004, the date of loss recognition. Reserves for long-term care are based on assumptions established as of December 31, 2011, the date of loss recognition. Key assumptions are persistency, mortality, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business annually, or more frequently if appropriate.

Policy reserves for certain other products no longer actively marketed and reported in our Closed Block segment represent $5.7 billion on a gross basis, or approximately 38.7 percent of our total policy reserves. We have ceded $4.4 billion of the related policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability product lines and our Closed Block individual disability and individual and group long-term care product lines represent approximately 36.6 percent and 46.8 percent, respectively, of our total claim reserves at December 31, 2011. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.8 percent of our total claim reserves at December 31, 2011. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 9.1 percent of our total claim reserves at December 31, 2011, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK's own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life's lines of business, which approximate 1.4 percent of our total claim reserves at December 31, 2011, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent reserves determined for each incurred claim and also include estimated amounts for litigation expenses and other expenses associated with the payment of the claims as well as provisions for claims which we estimate will be reopened for our long-term care products. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis.

(in millions of dollars)	December 31, 2011
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$7,230.0	$595.7	31.8%	$7,825.7	$63.8	$7,761.9
Group Life and Accidental Death & Dismemberment	74.3	0.5	780.5	146.2	3.8	1,001.0	1.0	1,000.0
Individual Disability - Recently Issued	546.7	3.7	1,063.9	104.5	4.8	1,715.1	91.0	1,624.1
Voluntary Benefits	1,138.6	7.7	42.1	45.8	0.3	1,226.5	26.5	1,200.0
Unum US Segment	1,759.6	11.9	9,116.5	892.2	40.7	11,768.3	182.3	11,586.0

Unum UK Segment	26.2	0.2	2,118.7	121.4	9.1	2,266.3	108.1	2,158.2

Colonial Life Segment	1,399.5	9.5	243.2	90.1	1.4	1,732.8	12.2	1,720.6

Individual Disability	1,112.3	7.6	10,494.0	299.1	43.9	11,905.4	1,477.2	10,428.2
Long-term Care	4,728.3	32.1	667.8	50.3	2.9	5,446.4	48.2	5,398.2
Other	5,687.9	38.7	306.5	186.7	2.0	6,181.1	4,824.6	1,356.5
Closed Block Segment	11,528.5	78.4	11,468.3	536.1	48.8	23,532.9	6,350.0	17,182.9

Subtotal, Excluding Unrealized Adjustment	$14,713.8	100.0%	$22,946.7	$1,639.8	100.0%	39,300.3	6,652.6	32,647.7

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						5,245.6	293.2	4,952.4

Consolidated						$44,545.9	$6,945.8	$37,600.1

	December 31, 2010
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$7,480.2	$590.2	33.2%	$8,070.4	$69.4	$8,001.0
Group Life and Accidental Death & Dismemberment	72.9	0.5	783.7	152.8	3.8	1,009.4	1.5	1,007.9
Individual Disability - Recently Issued	534.5	3.9	1,005.1	99.9	4.5	1,639.5	88.3	1,551.2
Voluntary Benefits	1,060.3	7.7	24.1	59.0	0.4	1,143.4	24.8	1,118.6
Unum US Segment	1,667.7	12.1	9,293.1	901.9	41.9	11,862.7	184.0	11,678.7

Unum UK Segment	26.6	0.2	2,057.6	142.7	9.0	2,226.9	105.6	2,121.3

Colonial Life Segment	1,318.0	9.5	228.9	78.6	1.3	1,625.5	17.8	1,607.7

Individual Disability	1,249.1	9.0	10,335.3	309.6	43.7	11,894.0	1,457.4	10,436.6
Long-term Care	3,867.1	27.9	391.6	38.5	1.8	4,297.2	47.8	4,249.4
Other	5,703.8	41.3	364.7	196.9	2.3	6,265.4	4,860.1	1,405.3
Closed Block Segment	10,820.0	78.2	11,091.6	545.0	47.8	22,456.6	6,365.3	16,091.3

Subtotal, Excluding Unrealized Adjustment	$13,832.3	100.0%	$22,671.2	$1,668.2	100.0%	38,171.7	6,672.7	31,499.0

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						3,108.3	159.0	2,949.3

Consolidated						$41,280.0	$6,831.7	$34,448.3

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

2.
The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability or long-term care claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided, and the time since initially becoming disabled. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

3.
The incidence rate, used for policy reserves and IBNR claim reserves, is the rate at which new claims are submitted to us. The incidence rate is affected by many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims management procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, among other factors, will influence claim incidence and resolution rates. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore it is not possible to bifurcate the assumptions to evaluate the sensitivity of a change in each assumption, but rather in the aggregate by product line. We have presented in the following section an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations.  During 2011, claim incidence rates for Unum US group long-term disability were slightly elevated. Given the current economic conditions, it is possible that our claim incidence rates for this type of product may increase.

During the fourth quarter of 2011, we completed an extensive review of experience factors for our long-term care business using emerging industry experience as well as our own company experience. An updated industry study for long-term care experience was made available mid-year 2011 from the Society of Actuaries which allowed us to compare our limited company experience to broader industry experience and trends. The trends reflected in emerging industry experience, as well as our own company experience, resulted in a modification to our mortality and morbidity assumptions, which together with the decline in interest rates as noted below, resulted in our recognition of a loss deficiency in our long-term care closed block of business as of December 31, 2011. See "Long-term Care Strategic Review" contained in this Item 7.

Throughout the period 2009 to 2011, actual new money interest rates varied with the changing market conditions, and the assumptions we used to discount our reserves generally trended downward slightly for all segments and product lines. Late in the third quarter of 2011, long-term interest rates declined significantly due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2010 and 2011 have varied by +5 and -4 percent in our Unum US group long-term disability line of business, between +10 and -10 percent in our Unum US individual disability - recently issued line of business, and between +8 and -5 percent in our Closed Block individual disability line of business. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2009 to 2011, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

As our claims data for older ages in our long duration lifetime claim block in our Closed Block individual disability line of business has become credible, we are now able, with a higher degree of confidence, to assess our own experience for this particular claim block. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption, resulting in an increase of $183.5 million in our Closed Block individual disability line of business claim reserves. See "Claim Reserve Increase for Individual Disability Closed Block Business" contained in this Item 7.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our claim reserve balance by +/- 2.6 percent. Using our actual claim reserve balance at December 31, 2011, this variation would have resulted in an approximate change (either positive or negative) of $200 million to our claim reserves. Using the same sensitivity analysis approach for our Closed Block individual disability line of business, the claim reserve balance could potentially vary by +/- 2.5 percent of our reported balance, which at December 31, 2011, would have resulted in an approximate change (either positive or negative) of $240 million to our claim reserves. The major contributor to the variance for both the Unum US group long-term disability line of business and the Closed Block individual disability line of business is the claim resolution rate. In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2011, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Variability in our reserve assumptions for long-term care may be mitigated by potential future rate increases, particularly those variations associated with long-term changes in morbidity or mortality experience as well as investment yields.  When modeled in the aggregate, downside scenarios based on reasonably possible adverse variations in each of our reserve assumptions, including the potential impact of future rate increases on expected future premiums we will receive, could require a reserve increase of +7.3 percent, or approximately $340 million.  We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

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

Approximately 86.1 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC in proportion to the premium income we expect to receive over the life of the policies. Key assumptions used in developing the future amortization of DAC are future persistency and future premium income. We use our own historical experience and expectation of the future performance of our businesses in determining the expected persistency and premium income. The estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy. During 2011, our key assumptions used to develop the future amortization of acquisition costs deferred during 2011 did not change materially from those used in 2010. Generally, we do not expect our persistency or interest rates to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2011 and 2010.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2011	2010
Unum US
Group Disability	7	25%	0%	0%	$120.1	$119.0
Group Life and Accidental Death & Dismemberment	7	25% to 30%	0%	0%	102.7	93.8
Supplemental and Voluntary:
Individual Disability - Recently Issued	20	75%	50%	25%	619.4	639.7
Voluntary Benefits	15	55% to 60%	15%	0%	550.1	509.7

Unum UK
Group Disability	3	7%	0%	0%	14.8	16.3
Group Life	3	7%	0%	0%	9.3	7.9
Supplemental and Voluntary	20	57%	17%	7%	35.3	34.0

Colonial Life
Accident, Sickness, and Disability	15	48%	13%	1%	397.0	366.1
Life	25	73%	39%	20%	254.3	252.3
Cancer and Critical Illness	19	62%	28%	11%	197.9	186.6

Closed Block
Long-term Care	—	—	—	—	—	295.7

Totals					$2,300.9	$2,521.1

Amortization of DAC on traditional products is adjusted to reflect the actual policy persistency as compared to the anticipated experience, and as a result, the unamortized balance of DAC reflects actual persistency. We may experience accelerated amortization if policies terminate earlier than projected. Conversely, we may also experience longer amortization periods if policies terminate later than projected. Because our actual experience regarding persistency and premium income has varied very little from our assumptions during the last three years, we have had minimal adjustments to our projected amortization of DAC during those years. We measure the recoverability of DAC by performing loss recognition tests in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test.  Insurance contracts are grouped for each major product line within a segment when we perform loss recognition tests. If loss recognition testing indicates that DAC is not recoverable, the deficiency is charged to expense. Our testing during the fourth quarter of 2011 indicated impairment of our long-term care DAC, and the balance of $289.8 million as of December 31, 2011 was charged to expense. Our testing indicates that our remaining DAC balance as of December 31, 2011 is recoverable. See "Long-term Care Strategic Review" contained in this Item 7 for further discussion.

In October 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update, now included in Accounting Standards Codification 944 "Financial Services - Insurance," to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update modify the existing guidance and require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, and permit retrospective application.  Our retrospective adoption of this standard during the first quarter of 2012 is expected to result in a cumulative effect decrease in stockholders' equity as of January 1, 2012, 2011, and 2010 of approximately $407 million, $459 million, and $455 million, respectively. Net income restated as a result of the retrospective adoption is expected to decrease $12.1 million, $7.4 million, and $5.3 million for the years ended December 31, 2011, 2010, and 2009, respectively, excluding the impact of this adoption on the long-term care DAC impairment which occurred as of December 31, 2011.  A portion of the long-term care DAC will be written off as of the beginning of the earliest period presented, and as such, the remaining balance to be impaired, subsequent to adoption of this update, will equal $196.1 million before tax as of December 31, 2011. The adjustment to this previously reported impairment charge is expected to increase net income $60.9 million in 2011, resulting in a net increase of $48.8 million on a restated basis for the year ended December 31, 2011. The adoption of this update will result in a decrease in the level of costs we defer and is expected to result in an immaterial decrease in net income in 2012. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

Definition of Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price. The exit price objective applies regardless of a reporting entity's intent and/or ability to sell the asset or transfer the liability at the measurement date.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. The market sources from which we obtain or derive the fair values of our assets and liabilities carried at market value include quoted market prices for actual trades, price quotes from third party pricing vendors, price quotes we obtain from outside brokers, matrix pricing, discounted cash flow, and observable prices for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. Our fair value measurements could differ significantly based on the valuation technique and available inputs.

When using a pricing service, we obtain the vendor's pricing methodology documentation to ensure we understand their methodologies. We periodically review and approve the selection of the pricing vendors we use to ensure we are in agreement with their methodologies. We also review the reasonableness of sources and inputs used in developing pricing. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. We monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2011, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2010.

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

We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price.  In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all price changes from the prior month which fall outside a predetermined corridor. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event that we sell an asset, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding reporting period or prior month end closest to the transaction date. Historically, our realized gain or loss on disposition of an investment is consistent with the assumptions under the valuation methodologies described above, which, combined with the results of our testing, indicates to us that our pricing methodologies are appropriate.

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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

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

As of December 31, 2011, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk free interest rates of 0.83 percent for five-year maturities to 2.89 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 2.01 percent for five-year maturities to 4.33 percent for 30-year maturities used at December 31, 2010.

•
Current Baa corporate bond spreads ranging from 1.53 percent to 2.97 percent were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 1.31 percent to 2.15 percent at December 31, 2010. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

At December 31, 2011, approximately 10.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 89.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 71.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Approximately 4.1 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

As of December 31, 2011, approximately 10.9 percent of our fixed maturity securities were categorized as Level 1, 86.4 percent as Level 2, and 2.7 percent as Level 3. During 2011, we transferred $561.9 million of fixed maturity securities into Level 3 and $626.3 million of fixed maturity securities out of Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation as shown in Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

There are a number of significant risks inherent in the process of monitoring our investments for impairments and determining when and if an impairment is other than temporary. These risks and uncertainties include the following possibilities:

•	The assessment of a borrower's ability to meet its contractual obligations will change.

•	The economic outlook, either domestic or foreign, may be less favorable or may have a more significant impact on the borrower than anticipated, and as such, the investment may not recover in value.

•	New information may become available concerning the security, such as disclosure of accounting irregularities, fraud, or corporate governance issues.

•	Significant changes in credit spreads may occur in the related industry.

•	Significant increases in interest rates may occur and may not return to levels similar to when securities were initially purchased.

•	Adverse rating agency actions may occur.

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

The assumptions chosen for our pension and OPEB plans are reviewed annually, using a December 31 measurement date for each of our plans. The discount rate assumptions and expected long-term rate of return assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

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

The discount rate we used to determine our 2012 and 2011 net periodic benefit costs for our U.S. pension plans was 5.40 percent and 5.80 percent, respectively. The discount rate used for the net periodic benefit costs for 2012 and 2011 for our U.K. pension plan was 4.90 percent and 5.60 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2012 and 2011 was 5.20 percent and 5.60 percent, respectively.

Reducing the discount rate assumption by 50 basis points would have resulted in an increase in our 2011 pension expense of approximately $15.9 million, before tax, and an increase in our benefit obligation of approximately $161.9 million as of December 31, 2011, resulting in an after-tax decrease in stockholders' equity of approximately $107.0 million as of December 31, 2011. A 50 basis point reduction in the discount rate assumption would not change our annual OPEB costs.

Increasing the discount rate assumption by 50 basis points would have resulted in a decrease in our 2011 pension expense of approximately $13.8 million, before tax, and a decrease in our benefit obligation of approximately $144.2 million as of December 31, 2011, resulting in an after-tax increase in stockholders' equity of approximately $95.3 million as of December 31, 2011. A 50 basis point increase in the discount rate assumption would not change our annual OPEB costs.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The U.S. pension plans use a compound interest method in computing the rate of return on their pension plan assets. The investment portfolio for our U.S. qualified pension plan contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency and corporate fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, including a diversified growth fund, which invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies, as well as leveraged, interest rate, and inflation swap funds intended to broadly match part of the interest rate and inflation sensitivities of the plan's liabilities. Assets for our OPEB plan are invested primarily in life insurance contracts. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. For the U.S. pension plans, the methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan's current asset allocation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

In 2011, we changed the investment strategy for our U.K. pension plan, which resulted in new investment classes as well as a new target allocation for the plan's assets. At December 31, 2010, the U.K. pension plan's target allocation was 60 percent equity securities and 40 percent fixed income securities. In 2011, we changed the plan's target allocation for the assets to 75 percent diversified growth assets and 25 percent interest rate and inflation swap funds. The new investment classes and new target allocation resulted in lower yields and lower expected returns on the plan's assets. We expect that our 2012 pension costs will be higher than our pension costs in 2011 due primarily to the lower yields on the U.K. plan's investments. This change in investment strategy will not have an impact on our ability to fund this plan.

The long-term rate of return on asset assumption used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2012 and 2011 was 7.50 percent for both years. The long-term rate of return on asset assumption used for 2012 and 2011 for our U.K. pension plan was 5.80 percent and 6.70 percent, respectively, and for our OPEB plan, 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

Changing the expected long-term rate of return on the plan assets by +/-50 basis points would have changed our 2011 pension plan expense by approximately $7.0 million before tax, but our OPEB plan expense would not change. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market-related value equals the fair value of assets, determined as of the measurement date. The return on assets fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

During 2011, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased $8.8 million, or approximately 0.7 percent, while the fair value of plan assets in our U.K. pension plan increased £8.2 million, or approximately 7.3 percent. Although the effect of these changes in fair value had no impact on our 2011 net periodic pension costs, the unfavorable rate of return on the U.S. plan assets in 2011 will have an unfavorable impact on our net periodic pension costs for 2012. We expect that our 2012 pension costs for the U.S. qualified defined benefit pension plan will be higher than our pension costs in 2011 due to asset underperformance and a decrease in the discount rate. The favorable rate of return on the U.K. plan assets in 2011 will have a favorable impact on our net periodic pension costs for 2012. However, we expect that our 2012 U.K. pension plan costs will be higher than in 2011 due to a reduction in the expected return on plan assets resulting from lower yields, as previously discussed. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $702.2 million and an unrecognized prior service credit of $4.5 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2011, the unrecognized net loss for these two items combined was approximately $697.7 million.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2011, 2010, and 2009 pension and OPEB expense includes $28.8 million, $29.1 million, and $40.2 million, respectively, of amortization of the unrecognized net actuarial gain (loss) and prior service credit (cost). The unrecognized net actuarial loss for our pension plans, which is $698.1 million at December 31, 2011, will be amortized over the average future working life of pension plan participants, currently estimated at 11 years for U.S. participants and 12 years for U.K. participants, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial loss of $4.1 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, currently estimated at 7 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2011, $515.1 million of the actuarial loss was outside of the corridor for the U.S. plan and £4.0 million was outside of the corridor for the U.K. plan. At December 31, 2011, none of the actuarial loss was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,170.8 million at December 31, 2011, compared to $1,179.6 million at December 31, 2010. The effect of a reduction in the liability discount rate, together with the decrease in fair value of plan assets, increased our year end deficit funding level to $274.7 million at December 31, 2011, compared to a deficit of $64.0 million as of December 31, 2010.

The fair value of plan assets in our OPEB plan was $11.7 million at December 31, 2011, compared to $11.9 million at December 31, 2010. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to continue to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, based on current law, to partially offset these payments. The expected subsidy included in our consolidated balance sheets is immaterial.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by ERISA. We had no regulatory contribution requirements for 2011 and 2010; however, we elected to make voluntary contributions of $167.0 million in 2010 to our U.S. qualified defined benefit pension plan. We made no pension contributions to our U.S. qualified defined benefit pension plan during 2011, but we expect to make a contribution of approximately $53.0 million in 2012.

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

The fair value of plan assets for our U.K. pension plan was £120.9 million at December 31, 2011, compared to £112.7 million at December 31, 2010. The U.K. pension plan had a surplus of £11.3 million and £14.8 million at December 31, 2011 and 2010, respectively. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 24.8 percent of pensionable salaries for active members of the plan, plus 0.4 percent of pensionable salaries for all employees (including active members of the plan) who are entitled to lump sum death in service benefits under the plan, sufficient to meet the minimum funding requirement under U.K. legislation. During 2011 and 2010, we made required contributions of £2.9 million and £3.2 million, respectively. We expect to make contributions of approximately £2.9 million during 2012.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2011, we had no net operating loss carryforward pertaining to our U.S. operations. In 2011, as part of an IRS settlement, we released the $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions for which we previously believed we would not realize a tax benefit.

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

See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Contingent Liabilities

On a quarterly basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period.  See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Revenue
Premium Income	$7,514.2	1.1%	$7,431.4	(0.6)%	$7,475.5
Net Investment Income	2,519.6	1.0	2,495.5	6.3	2,346.6
Net Realized Investment Gain (Loss)	(4.9)	(119.8)	24.7	111.1	11.7
Other Income	249.1	3.1	241.6	(6.1)	257.2
Total Revenue	10,278.0	0.8	10,193.2	1.0	10,091.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,209.5	13.5	6,354.1	1.0	6,291.6
Commissions	879.2	2.8	855.4	2.2	837.1
Interest and Debt Expense	143.3	1.1	141.8	13.1	125.4
Deferral of Acquisition Costs	(628.3)	3.4	(607.7)	2.4	(593.6)
Amortization of Deferred Acquisition Costs	533.8	(2.4)	547.1	4.0	526.2
Impairment of Deferred Acquisition Costs	289.8	N.M.	—	—	—
Compensation Expense	808.0	4.1	776.3	(2.1)	793.3
Other Expenses	785.5	(1.2)	794.9	(2.9)	818.7
Total Benefits and Expenses	10,020.8	13.1	8,861.9	0.7	8,798.7

Income Before Income Tax	257.2	(80.7)	1,331.3	3.0	1,292.3
Income Tax	21.8	(95.1)	445.2	1.3	439.7

Net Income	$235.4	(73.4)	$886.1	3.9	$852.6
N.M. = not a meaningful percentage

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. See "Reconciliation of Non-GAAP Financial Measures" as follows for additional discussion of these items.

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.603, 1.543, and 1.554 for the years ended 2011, 2010, and 2009, respectively. If the 2010 and 2009 results for our U.K. operations had been translated at the higher exchange rate of 2011, our operating revenue by segment in 2010 and 2009 would have been higher by approximately $30.7 million and $20.7 million, respectively, and operating income by segment in 2010 and 2009 would have been higher by approximately $8.6 million and $8.1 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for both 2011 and 2010 includes premium growth, relative to the preceding years, for our Unum US group life and accidental death and dismemberment and voluntary benefits lines of business as well as for Colonial Life. Our Unum US group disability line of business experienced declines in premium income during both 2011 and 2010 relative to prior years due primarily to the ongoing high levels of unemployment and the competitive environment which impact sales growth and premium growth from existing customers. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Premium income for Unum US individual disability - recently issued increased in 2011 and decreased in 2010 relative to prior years due primarily to the volume of sales. Unum UK premium income, in local currency, increased in 2011 but declined in 2010 relative to the prior year periods. Premium growth in Unum UK continues to be pressured by pricing actions resulting from the competitive U.K. market. Premium income for our individual disability closed block of business continued its expected decline in both 2011 and 2010. Our long-term care closed block of business experienced premium growth in both 2011 and 2010 relative to prior years due to higher persistency and group long-term care sales.

Net investment income was higher in 2011 relative to 2010 due primarily to continued growth in the level of invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships due to the higher level of investment in this asset class, a decrease in income on other partnership investments, and a decline in the level of prepayment income on mortgage-backed securities. Net investment income was higher in 2010 relative to 2009 due primarily to growth in the level of invested assets and higher bond call premiums. We also received higher interest income during 2010 on bonds for which interest income is linked to a U.K. inflation index. We invest in index-linked bonds to support the claim reserves associated with Unum UK group policies that provide for inflation-linked increases in benefits. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by a similar change in claim payments and reserves in each quarterly or annual period.

We recognized in earnings a net realized investment loss of $4.9 million in 2011 compared to gains of $24.7 million and $11.7 million in 2010 and 2009, respectively. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $19.9 million, $15.9 million, and $215.5 million in 2011, 2010, and 2009, respectively, all of which were recognized in earnings other than a loss of $3.7 million in 2009 which was recognized in other comprehensive income.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. Changes in the fair value of this embedded derivative resulted in a realized loss of $39.4 million in 2011 compared to realized gains of $21.1 million and $243.1 million in 2010 and 2009, respectively. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The reported benefit ratio was 95.9 percent in 2011. Excluding the reserve charges for our long-term care and individual disability closed blocks of business, the benefit ratio was 85.9 percent in 2011, compared to 85.5 percent and 84.2 percent in 2010 and 2009, respectively, with unfavorable year over year risk results in our Unum UK and Colonial Life segments partially offset by favorable risk results in our Unum US segment. Further discussion of our line of business risk results and claims management performance for each of our segments is included in "Segment Results" as follows.

Interest and debt expense in 2011 was marginally higher than 2010 due primarily to the September 2010 issuance of $400.0 million of debt, mostly offset by the maturity of $225.1 million of debt in March 2011. We also experienced lower interest expense in 2011 compared to 2010 on $350.0 million of debt which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010. Interest and debt expense for 2010 was higher than in 2009 due to higher levels of outstanding debt, partially offset by lower rates of interest on our floating rate debt issued by Northwind Holdings and Tailwind Holdings. See "Debt" contained in this Item 7 for additional information.

The deferral of acquisition costs increased in both 2011 and 2010 relative to the prior year periods, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth.

The amortization of acquisition costs in 2011 was lower than 2010 due to a decline in amortization related to internal replacement transactions for our Unum US group disability business, lower levels of accelerated amortization related to favorable persistency relative to assumptions for certain issue years in our individual disability recently issued and long-term care product lines, as well as favorable mortality experience for certain of our interest-sensitive life products. The amortization of acquisition costs in 2010 was slightly higher than the preceding year due to the continued increase in the level of deferred acquisition costs as well as an acceleration of amortization resulting from lower persistency for certain issue years in our individual disability recently issued and long-term care product lines. Although the 2010 rate of persistency for the overall block of business within these product lines was favorable to 2009, the persistency for certain individual issue years was less than expected and required additional amortization of deferred acquisition costs.

As previously discussed, at December 31, 2011 we determined that our long-term care deferred acquisition costs of $289.8 million were not recoverable, and we recognized an impairment charge at that time.

The year over year variability in compensation expense primarily relates to incentive compensation which varies with the volume of sales. Also impacting the higher compensation expense in 2011 were costs related to the implementation of expense management initiatives. Other expenses were slightly lower in 2011 compared to the prior year due to our continued focus on operating effectiveness and expense management. Other expenses decreased in 2010 compared to 2009 due primarily to a decline in our pension costs as well as continued expense management.

In 2011, we recognized a reduction in federal income taxes of $41.3 million due to a final settlement with the Internal Revenue Service (IRS) with respect to our appeal of audit adjustments for the tax years 1996 to 2004. Also favorably impacting 2011 income tax compared to prior years is our increased level of investments in low-income housing tax credit partnerships. Our income tax for 2011 was unfavorably impacted by an $18.6 million tax related to the repatriation of £150.0 million of dividends from our U.K. subsidiaries.

The income tax rate in the U.K. is expected to be reduced annually, at least one percent per year, beginning in April 2011, with the ultimate goal of reducing the rate from 28 percent to 23 percent. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, the first of which occurred during the third quarter of 2010. An additional rate change was enacted during the third quarter of 2011. We recorded a reduction of $6.8 million and $2.7 million to our income tax expense during 2011 and 2010, respectively, to reflect the impact of the rate changes on our net deferred tax liability related to our U.K. operations.

In March 2010, legislation related to healthcare reform was signed into law.  Among other things, the new legislation reduced the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012.  Employers that receive the subsidy were required to recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted.  Our income tax expense for 2010 included a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes realized investment gains and losses and certain other items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains and losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. However, income or loss excluding realized investment gains and losses and certain other items does not replace net income or net loss as a measure of overall profitability. We may experience realized investment losses, which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the interest rates assumed in calculating our liabilities.

The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income (loss) before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses and certain other items.

A reconciliation of operating revenue by segment to revenue and operating income by segment to net income is as follows:

(in millions of dollars)
	Year Ended December 31
	2011	2010	2009
Operating Revenue by Segment	$10,282.9	$10,168.5	$10,079.3
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7
Revenue	$10,278.0	$10,193.2	$10,091.0

Operating Income by Segment	$262.1	$1,306.6	$1,280.6
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7
Income Tax	21.8	445.2	439.7
Net Income	$235.4	$886.1	$852.6

As previously noted, included in before-tax "Operating Income by Segment" shown in the preceding chart are certain other items which we may at times exclude from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. Excluding the before-tax charges of $289.8 million to recognize an impairment of our long-term care deferred acquisition costs and $573.6 million and $183.5 million to increase reserves in our long-term care and individual disability closed blocks, respectively, our operating income by segment is $1,309.0 million for 2011. The after-tax impacts of these charges, as well as certain other items, are reflected in the following reconciliation of after-tax operating income to net income:

	Year Ended December 31
	2011		2010		2009
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$896.8	$2.95	$880.6	$2.69	$852.4	$2.57
Deferred Acquisition Costs Impairment and Reserve Charges for Long-term Care Closed Block	(561.2)	(1.85)	—	—	—	—
Reserve Charge for Individual Disability Closed Block	(119.3)	(0.39)	—	—	—	—
Tax Reduction from IRS Settlement	41.3	0.14	—	—	—	—
Tax Related to U.K. Repatriation	(18.6)	(0.06)	—	—	—	—
Tax Related to Healthcare Reform Legislation	—	—	(10.2)	(0.03)	—	—
Net Realized Investment Gain (Loss)	(4.9)	(0.01)	24.7	0.08	11.7	0.04
Income Tax (Benefit) on Net Realized Investment Gain (Loss)	(1.3)	—	9.0	0.03	11.5	0.04
Net Income	$235.4	$0.78	$886.1	$2.71	$852.6	$2.57

* Assuming Dilution

Consolidated Sales Results

As previously discussed, effective with the fourth quarter of 2011, we reclassified our long-term care line of business from the Unum US segment to the Closed Block segment. Prior period sales results have been restated to reflect this change in our reporting classifications.

(in millions of dollars)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Unum US
Fully Insured Products	$707.3	9.9%	$643.4	(5.8)%	$683.1
Administrative Services Only (ASO) Products	6.4	1.6	6.3	(18.2)	7.7
Total Unum US	713.7	9.9	649.7	(5.9)	690.8

Unum UK	100.2	(15.9)	119.2	(3.2)	123.2

Colonial Life	365.9	2.0	358.8	4.4	343.8

Closed Block	36.1	34.7	26.8	(2.9)	27.6

Consolidated	$1,215.9	5.3	$1,154.5	(2.6)	$1,185.4
Sales results shown in the preceding chart generally represent the annualized premium or annualized fee income on new sales which we expect to receive and report as premium income or fee income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income or fee income reported as revenue in accordance with GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium or fee income over a 12 month period, while premium income and fee income reported in our financial statements are reported on an "as earned" basis rather than an annualized basis and also include renewals and persistency of in-force policies written in prior years as well as current new sales.
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
We experienced lower sales growth from some of our product lines during 2011 and the two preceding years which we believe is mostly attributable to the economic environment. We expect this unfavorable pattern may continue in the near term if current economic conditions persist.
See "Segment Results" as follows for additional discussion of sales by segment.

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. In conjunction with our long-term care strategic review, effective with the fourth quarter of 2011 we modified our reporting segments to reclassify our long-term care products from the Unum US segment to the Closed Block segment.  We also reclassified our other insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities, which were previously reported in the Corporate and Other segment to the Closed Block segment. The inclusion of all closed blocks of business into one operating segment aligns with our reporting and monitoring of our closed blocks of business within a discrete segment and is consistent with our separation of these blocks of business from the lines of business which actively market new products. Prior period segment results have been restated to reflect this change in our reporting classifications.

Financial information for each of the reporting segments is as follows.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability - recently issued insurance and voluntary benefits products. As previously noted, effective with the fourth quarter of 2011, we reclassified our long-term care products from the Unum US segment to the Closed Block segment.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income	$4,296.0	1.0%	$4,255.4	(0.5)%	$4,278.4
Net Investment Income	951.4	1.1	941.5	0.8	934.3
Other Income	121.6	(1.0)	122.8	3.4	118.8
Total	5,369.0	0.9	5,319.7	(0.2)	5,331.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,113.5	(0.3)	3,124.4	(2.1)	3,192.1
Commissions	474.0	2.9	460.6	2.7	448.3
Interest and Debt Expense	1.0	(16.7)	1.2	(40.0)	2.0
Deferral of Acquisition Costs	(333.8)	3.3	(323.2)	0.5	(321.6)
Amortization of Deferred Acquisition Costs	298.7	(3.0)	307.9	4.8	293.8
Other Expenses	995.8	1.6	979.7	(2.0)	999.3
Total	4,549.2	—	4,550.6	(1.4)	4,613.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$819.8	6.6	$769.1	7.2	$717.6

Operating Ratios (% of Premium Income):
Benefit Ratio	72.5%		73.4%		74.6%
Other Expense Ratio	23.2%		23.0%		23.4%
Before-tax Operating Income Ratio	19.1%		18.1%		16.8%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$1,580.2	(3.6)%	$1,639.4	(5.1)%	$1,726.9
Group Short-term Disability	455.2	5.6	430.9	(0.4)	432.8
Total Premium Income	2,035.4	(1.7)	2,070.3	(4.1)	2,159.7
Net Investment Income	605.0	(1.6)	614.6	(2.4)	629.4
Other Income	89.4	3.1	86.7	(2.5)	88.9
Total	2,729.8	(1.5)	2,771.6	(3.7)	2,878.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,722.1	(1.5)	1,747.8	(6.2)	1,862.8
Commissions	159.5	(0.1)	159.7	(1.5)	162.2
Interest and Debt Expense	1.0	(16.7)	1.2	(40.0)	2.0
Deferral of Acquisition Costs	(61.0)	3.4	(59.0)	(5.6)	(62.5)
Amortization of Deferred Acquisition Costs	59.9	(5.7)	63.5	(5.6)	67.3
Other Expenses	547.0	0.6	543.7	(5.0)	572.6
Total	2,428.5	(1.2)	2,456.9	(5.7)	2,604.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$301.3	(4.3)	$314.7	15.0	$273.6

Operating Ratios (% of Premium Income):
Benefit Ratio	84.6%		84.4%		86.3%
Other Expense Ratio	26.9%		26.3%		26.5%
Before-tax Operating Income Ratio	14.8%		15.2%		12.7%

Premium Persistency:
Group Long-term Disability	90.2%		89.4%		86.9%
Group Short-term Disability	89.9%		88.6%		86.8%

Case Persistency:
Group Long-term Disability	89.0%		88.4%		87.4%
Group Short-term Disability	88.0%		87.3%		86.5%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Group disability premium income decreased in 2011 compared to 2010, as the ongoing high levels of unemployment and the competitive environment continued to pressure our premium income growth. In particular, premium growth from existing customers continued to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under an existing policy. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term disability and group short-term disability.

Net investment income was lower in 2011 compared to 2010, due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income includes ASO fees of $56.6 million and $57.6 million in 2011 and 2010, respectively, and $21.3 million and $17.3 million of fees from fee-based family medical leave products.

The benefit ratio was slightly higher in 2011 compared to 2010 due to an increase in group long-term and short-term disability incidence rates and a decrease in the claim reserve discount rate, effective with the third quarter of 2011, for group long-term disability new claim incurrals. These unfavorable impacts on the benefit ratio were mostly offset by a higher rate of group long-term disability recoveries.

The deferral of acquisition costs in 2011 was higher than 2010 due to a higher level of sales in 2011 and an increase in the associated acquisition costs. The amortization of acquisition costs in 2011 was lower than 2010 due to a decrease in amortization related to internal replacement transactions. Although we have continued our focus on operating effectiveness and expense management throughout 2011, the other expense ratio was slightly higher in 2011 relative to 2010 due primarily to an increase in expenses associated with the growth in the fee-based family medical leave products as well as lower premium income.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Group disability premium income decreased in 2010 compared to 2009, due in part to the high levels of unemployment and the resulting impact on growth from existing customers as well as the competitive environment. Partially offsetting the unfavorable growth trend from existing customers was higher premium and case persistency for both group long-term and short-term disability compared to 2009.

Net investment income was lower in 2010 relative to 2009 due primarily to a decrease in the level of assets supporting this line of business and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income included ASO fees of $57.6 million and $59.2 million for 2010 and 2009, respectively, and $17.3 million of fees each year in both 2010 and 2009 from fee-based family medical leave products.

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

The deferral of acquisition costs in 2010 was lower than 2009 due to a lower level of sales. The amortization of acquisition costs in 2010 was lower than 2009 due to a decrease in amortization related to internal replacement transactions and a declining balance in the deferred acquisition costs asset. The other expense ratio decreased slightly in 2010 relative to 2009, despite the decline in premium income, due to our continued focus on expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Group Life	$1,106.7	1.5%	$1,090.3	3.1%	$1,057.7
Accidental Death & Dismemberment	109.2	2.9	106.1	1.1	104.9
Total Premium Income	1,215.9	1.6	1,196.4	2.9	1,162.6
Net Investment Income	135.5	4.6	129.6	2.5	126.5
Other Income	2.2	(8.3)	2.4	26.3	1.9
Total	1,353.6	1.9	1,328.4	2.9	1,291.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	854.6	1.8	839.9	3.0	815.5
Commissions	95.5	6.9	89.3	4.6	85.4
Deferral of Acquisition Costs	(51.9)	5.3	(49.3)	2.5	(48.1)
Amortization of Deferred Acquisition Costs	43.1	(0.5)	43.3	(5.7)	45.9
Other Expenses	199.3	1.4	196.5	(0.6)	197.6
Total	1,140.6	1.9	1,119.7	2.1	1,096.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$213.0	2.1	$208.7	7.2	$194.7

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.2%		70.1%
Other Expense Ratio	16.4%		16.4%		17.0%
Before-tax Operating Income Ratio	17.5%		17.4%		16.7%

Premium Persistency:
Group Life	88.0%		91.5%		86.9%
Accidental Death & Dismemberment	88.2%		90.7%		88.1%

Case Persistency:
Group Life	88.6%		88.3%		87.2%
Accidental Death & Dismemberment	88.6%		88.4%		87.2%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income for group life and accidental death and dismemberment increased in 2011 compared to 2010 due primarily to higher group life sales, partially offset by lower premium persistency in the large case group life products. Case persistency in 2011 was slightly higher than 2010. Net investment income was higher in 2011 compared to 2010 due primarily to an increase in the level of assets supporting this line of business, partially offset by a decline in the level of prepayment income on mortgage-backed securities.

The 2011 benefit ratio was consistent with the benefit ratio of 2010. Commissions and the deferral of acquisition costs were higher in 2011 compared to 2010 due primarily to a higher level of group life sales. The amortization of acquisition costs in 2011 was slightly lower than in 2010, due primarily to volatility in the level of amortization associated with internal replacement transactions. The other expense ratio in 2011 was consistent with 2010 as we continue our efforts to manage our expense levels relative to premium levels through operating effectiveness and expense management.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$464.7	1.5%	$457.9	(1.3)%	$463.7
Voluntary Benefits	580.0	9.3	530.8	7.8	492.4
Total Premium Income	1,044.7	5.7	988.7	3.4	956.1
Net Investment Income	210.9	6.9	197.3	10.6	178.4
Other Income	30.0	(11.0)	33.7	20.4	28.0
Total	1,285.6	5.4	1,219.7	4.9	1,162.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	536.8	—	536.7	4.5	513.8
Commissions	219.0	3.5	211.6	5.4	200.7
Deferral of Acquisition Costs	(220.9)	2.8	(214.9)	1.8	(211.0)
Amortization of Deferred Acquisition Costs	195.7	(2.7)	201.1	11.4	180.6
Other Expenses	249.5	4.2	239.5	4.5	229.1
Total	980.1	0.6	974.0	6.7	913.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$305.5	24.3	$245.7	(1.4)	$249.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	52.2%		53.3%		51.4%
Voluntary Benefits	50.7%		55.1%		56.0%
Other Expense Ratio	23.9%		24.2%		24.0%
Before-tax Operating Income Ratio	29.2%		24.9%		26.1%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	30.8%		32.5%		32.5%

Premium Persistency:
Individual Disability - Recently Issued	89.3%		90.7%		89.6%
Voluntary Benefits	80.5%		80.1%		79.9%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010 due primarily to growth in our voluntary benefits product line. Premium persistency for the individual disability - recently issued product line decreased, while the premium persistency for the voluntary benefits product line increased slightly. Net investment income was higher in 2011 compared to 2010 due to primarily to an increase in the level of assets supporting these lines of business, partially offset by a decline in the level of prepayment income on mortgage-backed securities and a decline in bond call premiums.

The interest adjusted loss ratio for the individual disability - recently issued line of business in 2011 was lower than 2010 due to lower incidence rates. The benefit ratio for voluntary benefits was lower in 2011 compared to 2010 due primarily to a lower average paid claim size for voluntary life and lower paid incidence and prevalence rates for voluntary disability.

Commissions and the deferral of acquisition costs were higher in 2011 than 2010 due to higher sales. The amortization of deferred acquisition costs was lower in 2011 compared to 2010 due to favorable premium persistency relative to assumptions for certain issue years within certain of our product lines as well as prospective unlocking for favorable mortality experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio in 2011 was lower than 2010 as we continue to focus on expense management.

The individual disability - recently issued product line had goodwill of approximately $187.5 million at December 31, 2011, none of which is currently believed to be at risk for future impairment. The fair value of this product line is significantly in excess of its carrying value.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income increased in 2010 relative to 2009 due primarily to sales growth in the voluntary benefits product line and higher persistency. Premium income declined in 2010 relative to 2009 for individual disability - recently issued due to lower sales, partially offset by favorable persistency. Net investment income increased in 2010 relative to 2009 due to an increase in the level of assets supporting these lines of business and an increase in bond call premiums, partially offset by a decline in the level of prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability - recently issued line of business in 2010 was consistent with 2009, with a higher rate of claim recoveries generally offsetting the higher paid claim incidence rates. The benefit ratio for voluntary benefits decreased in 2010 when compared to 2009 due primarily to a lower average paid claim size in the voluntary life product line, particularly in the second half of 2010.

Commissions in 2010 were higher than 2009 due to the increase in voluntary benefits sales. The deferral of acquisition costs in 2010 was slightly higher than the level of 2009. The amortization of deferred acquisition costs was higher in 2010 relative to 2009 due to an acceleration of amortization resulting from lower persistency for certain issue years in certain of the product lines. The other expense ratio in 2010 was slightly higher than the level of 2009.

Unum US Sales

(in millions of dollars)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$165.0	11.3%	$148.2	(18.6)%	$182.1
Group Short-term Disability	84.9	5.7	80.3	(4.3)	83.9
Group Life	185.3	11.0	166.9	(9.7)	184.9
AD&D	17.6	(2.8)	18.1	(3.2)	18.7
Subtotal	452.8	9.5	413.5	(11.9)	469.6
Supplemental and Voluntary
Individual Disability - Recently Issued	55.6	30.2	42.7	(17.2)	51.6
Voluntary Benefits	198.9	6.3	187.2	15.6	161.9
Subtotal	254.5	10.7	229.9	7.7	213.5

Total Fully Insured Products	707.3	9.9	643.4	(5.8)	683.1

ASO Products	6.4	1.6	6.3	(18.2)	7.7

Total Sales	$713.7	9.9	$649.7	(5.9)	$690.8

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$322.1	9.6%	$294.0	(8.3)%	$320.6
Large Case Market	130.7	9.4	119.5	(19.8)	149.0
Subtotal	452.8	9.5	413.5	(11.9)	469.6

Supplemental and Voluntary	254.5	10.7	229.9	7.7	213.5

Total Fully Insured Products	707.3	9.9	643.4	(5.8)	683.1

ASO Products	6.4	1.6	6.3	(18.2)	7.7

Total Sales	$713.7	9.9	$649.7	(5.9)	$690.8

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Unum US sales improved in 2011 compared to 2010, with growth in each of our product lines, other than accidental death and dismemberment, and growth in each of our major market segments. Sales in our group core market segment were 9.6 percent higher in 2011 compared to 2010, with increases in each of the product lines within this market segment. The number of new accounts added in our group core market segment during 2011 was 4.4 percent higher than the number of new accounts added during 2010.

Sales in our group large case market segment were 9.4 percent higher in 2011 compared to 2010 due to higher group long-term disability and group life sales, partially offset by lower group short-term disability and accidental, death, and dismemberment sales. Our sales mix of group products in 2011 was approximately 71 percent core market and 29 percent large case market.

Sales of voluntary benefits were 6.3 percent higher in 2011 compared to 2010 due primarily to higher sales from existing customers. The number of new accounts added in the voluntary benefits product line was 2.9 percent higher in 2011 than the number of new accounts added during 2010.

Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were 30.2 percent higher in 2011 compared to 2010. The year over year increase was primarily due to strong sales in our larger sized markets, as well as the unusually low volume of sales we experienced during 2010 for this line of business.

We believe that the group core market and voluntary benefits market, which combined together are approximately 73 percent of our Unum US sales for 2011 and grew approximately 8.3 percent relative to 2010, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case and individual disability markets. While in the short-term we expect economic trends to continue to pressure sales growth, we believe we are well positioned for economic recovery.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Unum US sales in 2010 were negatively impacted by economic conditions and the competitive environment, as sales declined 5.9 percent in 2010 relative to 2009. Sales in our group core market segment decreased 8.3 percent in 2010 compared to 2009, with lower group long-term and short-term disability sales and lower group life and accidental death and dismemberment sales. The number of new accounts added in our group core market segment during 2010 was 3.0 percent lower than the number of new accounts added during 2009. Sales in the group large case market segment decreased 19.8 percent in 2010 compared to 2009, due in part to one large case sold in 2009. Our 2010 sales mix was approximately 71 percent core market and 29 percent large case market, compared to our 2009 sales mix of approximately 68 percent core market and 32 percent large case market.

Sales of voluntary benefits increased 15.6 percent in 2010 relative to 2009, and the number of new accounts increased 13.3 percent. Sales in our individual disability - recently issued line of business decreased 17.2 percent in 2010 compared to 2009.
Segment Outlook

Although we experienced premium and sales growth during 2011, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by ongoing high levels of unemployment and the competitive environment. Opportunities for premium and sales growth are expected to re-emerge as the economy improves and employment growth resumes. We expect some volatility in net investment income to continue as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Certain risks and uncertainties are inherent in the disability insurance business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We are uncertain as to whether the higher claim incidence experienced in 2011 was due to the normal volatility that occurs in our group disability business or was related to the economy. As a result of the continued decline in interest rates, during 2011, we lowered our claim discount rate for new claim incurrals in group disability. We are initiating price increases for our group disability products during 2012 as a result of higher claim incidence and the lower claim discount rate. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound and that we will be able to leverage the capabilities, products, and relationships and reputation we have built to deliver growth as the benefits market stabilizes. We continue to see future growth opportunity based on employee choice, defined employer funding, superior service, and effective communication. We intend to maintain our discipline and will continue (i) directing the majority of our efforts on capturing opportunities emerging in our core group and voluntary markets to grow them at above-market rates, (ii) focusing on margins in large case group insurance, while leveraging core market, voluntary, and other shorter-term investments to grow at market rates, and (iii) seeking opportunities to improve margins and return in our supplemental lines of business. We believe we are well positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to achieve marginal year over year growth in our premium income during 2012. We anticipate that the benefit ratio in our group disability product line will be generally consistent with the levels of 2011 and 2010, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

We began offering group dental benefits through a partnership with United Concordia, beginning with an initial launch in a selected market during the fourth quarter of 2011, with additional markets expected to be added throughout 2012. The product offering will include flexible plan designs aligned with our other employer-sponsored benefit coverages and will be targeted to the group core market segment.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	$419.6	(0.4)%	$421.2	(12.7)%	$482.4
Group Life	203.6	18.6	171.6	16.1	147.8
Supplemental and Voluntary	64.4	11.4	57.8	3.4	55.9
Total Premium Income	687.6	5.7	650.6	(5.2)	686.1
Net Investment Income	189.9	11.4	170.5	36.9	124.5
Other Income	0.3	(75.0)	1.2	(50.0)	2.4
Total	877.8	6.7	822.3	1.1	813.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	493.8	13.3	435.8	16.6	373.6
Commissions	45.7	3.6	44.1	(5.6)	46.7
Deferral of Acquisition Costs	(30.6)	8.1	(28.3)	(2.7)	(29.1)
Amortization of Deferred Acquisition Costs	29.2	8.1	27.0	(11.5)	30.5
Other Expenses	147.7	9.5	134.9	(4.8)	141.7
Total	685.8	11.8	613.5	8.9	563.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$192.0	(8.0)	$208.8	(16.3)	$249.6

Operating Ratios (% of Premium Income):
Benefit Ratio	71.8%		67.0%		54.5%
Other Expense Ratio	21.5%		20.7%		20.7%
Before-tax Operating Income Ratio	27.9%		32.1%		36.4%

Premium Persistency:
Group Long-term Disability	86.6%		91.3%		88.5%
Group Life	89.3%		92.7%		80.1%
Supplemental and Voluntary	87.3%		88.9%		88.2%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred in 2011 compared to 2010, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, as occurred in 2010 compared to 2009, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Group Long-term Disability	£261.6	(3.9)%	£272.3	(11.9)%	£309.0
Group Life	127.0	14.5	110.9	17.9	94.1
Supplemental and Voluntary	40.1	7.2	37.4	5.1	35.6
Total Premium Income	428.7	1.9	420.6	(4.1)	438.7
Net Investment Income	118.4	7.4	110.2	38.4	79.6
Other Income	0.1	(88.9)	0.9	(43.8)	1.6
Total	547.2	2.9	531.7	2.3	519.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	307.7	9.3	281.4	18.1	238.3
Commissions	28.5	—	28.5	(4.4)	29.8
Deferral of Acquisition Costs	(19.1)	4.4	(18.3)	(1.1)	(18.5)
Amortization of Deferred Acquisition Costs	18.2	4.6	17.4	(10.8)	19.5
Other Expenses	92.1	5.4	87.4	(3.1)	90.2
Total	427.4	7.8	396.4	10.3	359.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£119.8	(11.5)	£135.3	(15.8)	£160.6

Weighted Average Pound/Dollar Exchange Rate	1.603		1.543		1.554

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010, although premium growth continued to be pressured by pricing actions resulting from the competitive U.K. market. The 2011 growth in group life premium income was due primarily to an increase in the inforce block of business from prior year sales. Persistency, although below the level of 2010, remains strong. Net investment income was higher in 2011 compared to 2010 due primarily to an increase in the level of assets supporting this business segment, an increase in bond calls, and higher returns from inflation index-linked bonds. These index-linked bonds support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

The benefit ratio was higher in 2011 compared to 2010 due to unfavorable risk experience in group long-term disability, which was driven in part by the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature. We invest in index-linked bonds to support the claim reserves associated with group policies that provide for inflation-linked increases in benefits. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by a similar change in claim payments and reserves in each quarterly period. Also unfavorably impacting the benefit ratio for group long-term disability was a lower level of claim resolutions during 2011 compared to 2010, partially offset by improved claim incidence levels during 2011. Group life risk results were favorable in 2011 compared to the prior year, driven by improved mortality experience.

Commissions and the deferral and amortization of acquisition costs were generally consistent in 2011 compared to 2010. Other expenses in 2011 were higher than 2010 due to elevated development and marketing expenditures related to Unum UK's growth plans. The other expense ratio for 2011 was favorably impacted by higher premium income relative to the prior year.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income decreased for 2010 relative to 2009 due primarily to lower premium growth from existing customers and pricing actions due to the competitive U.K. market, partially offset by higher persistency. Net investment income increased in 2010 relative to 2009 due primarily to an increase in the level of assets supporting this business segment as well as an increase from inflation index-linked bonds.

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

Commissions and the deferral of acquisition costs in 2010 were generally consistent with the level of 2009. The decrease in amortization of deferred acquisition costs in 2010 relative to 2009 is due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio in 2010 remained consistent when compared to 2009 due to a continued focus on expense management.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Group Long-term Disability	$47.8	(10.0)%	$53.1	(6.5)%	$56.8
Group Life	43.8	(23.6)	57.3	6.5	53.8
Supplemental and Voluntary	8.6	(2.3)	8.8	(30.2)	12.6
Total Sales	$100.2	(15.9)	$119.2	(3.2)	$123.2

Group Long-term Disability	£29.8	(13.4)%	£34.4	(5.8)%	£36.5
Group Life	27.5	(25.9)	37.1	11.1	33.4
Supplemental and Voluntary	5.4	(5.3)	5.7	(28.8)	8.0
Total Sales	£62.7	(18.8)	£77.2	(0.9)	£77.9

Sales in Unum UK's group long-term disability and group life product lines were lower in 2011 compared to 2010 due to a decline in sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. These declines were partially offset by higher sales to existing customers. Sales in the supplemental and voluntary line of business decreased in 2011 compared to 2010.

Sales in Unum UK decreased slightly in 2010 compared to 2009, with the decrease in sales in the group long-term disability line of business being attributable to a decline in sales in the large case market, partially offset by higher sales to existing customers and higher core market sales. The sales growth in group life was attributable to higher sales in the large case markets as well as higher sales to existing customers, partially offset by slightly lower core market sales. The decrease in sales in supplemental and voluntary was due to a decline in sales in the large case market. Negatively affecting year over year comparisons is an increase in 2009 sales which resulted from the exit of another large insurance provider from the U.K. group risk market.

Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also continue to be impacted by a prolonged competitive pricing environment in the U.K. The level of disability claim incidence in 2011 was favorable relative to the same period of 2010, but our claim resolutions were unfavorable relative to the 2010 due in part to a lower level of early duration claims and the impact of the economic environment on our ability to resolve claims. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We are initiating price increases for our group disability and group life products during 2012 to mitigate the impact of the current economic conditions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

Our current growth strategy focuses on generating organic growth and expanding our role as the leading provider of group disability insurance in the U.K. Our strategy for future growth combines optimizing the performance of our existing business while developing new market opportunities. We intend to optimize performance of the existing business by (i) increasing underwriting and pricing discipline, (ii) improving our claims management processes, and (iii) expanding our broker market capabilities and sales effectiveness. We intend to develop new market opportunities by raising awareness of the need for income protection, including seeking to increase coverage of currently insured groups to include a greater percentage of the workforce, and by offering a suite of employer and employee paid workplace solutions using integrated products with simpler, defined choices and flexible funding options through a streamlined and efficient platform with online capabilities matched to broker and employer needs.

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. We expect our overall benefit ratio in 2012 to be favorable compared to 2011. We expect our profit margins to continue at a favorable level, consistent with 2011.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$695.3	5.2%	$661.0	5.6%	$625.8
Life	190.7	8.0	176.5	6.6	165.6
Cancer and Critical Illness	249.3	4.7	238.2	6.5	223.7
Total Premium Income	1,135.3	5.5	1,075.7	6.0	1,015.1
Net Investment Income	132.4	8.1	122.5	7.2	114.3
Other Income	0.5	(28.6)	0.7	40.0	0.5
Total	1,268.2	5.8	1,198.9	6.1	1,129.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	589.4	10.2	534.7	11.3	480.6
Commissions	245.9	5.7	232.6	8.0	215.3
Deferral of Acquisition Costs	(252.9)	2.6	(246.4)	7.6	(229.0)
Amortization of Deferred Acquisition Costs	189.0	1.0	187.2	4.9	178.5
Other Expenses	214.7	2.9	208.6	2.5	203.6
Total	986.1	7.6	916.7	8.0	849.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$282.1	—	$282.2	0.5	$280.9

Operating Ratios (% of Premium Income):
Benefit Ratio	51.9%		49.7%		47.3%
Other Expense Ratio	18.9%		19.4%		20.1%
Before-tax Operating Income Ratio	24.8%		26.2%		27.7%

Persistency:
Accident, Sickness, and Disability	73.8%		75.9%		74.4%
Life	85.0%		86.0%		84.7%
Cancer and Critical Illness	84.0%		84.9%		83.8%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010 due primarily to prior period sales growth and stable persistency for the life and cancer and critical illness lines of business, partially offset by lower persistency for the accident, sickness, and disability line of business. Although we experienced premium growth in 2011, the growth rate continued to be negatively impacted by economic conditions that we believe affected the buying patterns of employees. Net investment income was higher in 2011 compared to 2010 due primarily to growth in the level of assets and higher bond call premiums, partially offset by a decrease in income from partnership investments.

The overall benefit ratio was higher in 2011 compared to 2010 due to less favorable risk results in the accident, sickness, and disability product line due to a higher level of incurred claims in our accident and disability products.  Risk results in the life product line were slightly lower in 2011 compared to 2010. Risk results in the cancer and critical illness product line were generally consistent in 2011 compared to 2010.

Commissions and the deferral of acquisition costs were both higher in 2011 compared to 2010 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs continues to increase as the level of the deferred asset grows. The other expense ratio was lower in 2011 compared to 2010 due primarily to higher premium income and a continued focus on expense management.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Premium income increased in 2010 relative to 2009 due primarily to increased sales and favorable persistency, although premium growth was negatively impacted in both years due to economic conditions. Net investment income increased in 2010 in comparison to 2009 due to growth in the level of assets, an increase in income from partnership investments, and an increase in bond call premiums.

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
Sales

(in millions of dollars)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Accident, Sickness, and Disability	$242.9	2.3%	$237.4	7.4%	$221.1
Life	65.5	(0.3)	65.7	(3.8)	68.3
Cancer and Critical Illness	57.5	3.2	55.7	2.4	54.4
Total Sales	$365.9	2.0	$358.8	4.4	$343.8

Colonial Life's sales were higher in 2011 relative to 2010, with new account sales 1.6 percent above the level of 2010, and existing account sales 2.2 percent higher than in 2010. Commercial market sales were 2.5 percent higher in 2011 compared to 2010, driven primarily by a sales increase of 4.4 percent in the core commercial market segment, which we define as accounts with fewer than 1,000 lives. Sales in the large case commercial market segment decreased 7.4 percent in 2011 compared to 2010. In the public sector market, sales were generally consistent in 2011 as compared to 2010. Sales results for 2011 were unfavorably impacted by our decision to discontinue selling our limited benefit medical product during 2011. The number of new accounts declined 1.8 percent in 2011 compared to 2010, while the average new case size was 3.4 percent higher for 2011 relative to 2010.

Colonial Life's sales were higher in 2010 compared to 2009, with 4.2 percent growth in new account sales, and 4.4 percent growth in existing account sales relative to the prior year. Commercial market sales were 8.1 percent higher in 2010 compared to 2009, driven primarily by a sales increase of 9.3 percent in the core commercial market segment. Sales in the large case commercial market segment increased 2.6 percent in 2010 compared to 2009. In the public sector market, sales were 8.1 percent lower in 2010 compared to 2009. The number of new accounts added in 2010 was 13.6 percent higher than 2009, while the average new case size was 8.2 percent lower relative to 2009.

Segment Outlook

Our premium growth in 2011 was in line with the level of growth in 2010 but is below the level of our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth and the buying patterns of employees. We expect volatility in net investment income to continue during 2012 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe we have a stable business model, with service levels and customer retention that allow us to focus on and deliver premium growth despite the recent marketplace changes and uncertainties. We believe we are well positioned for growth and that opportunities exist to accelerate growth during the next several years by (i) focusing on target market segments, (ii) driving new sales in the public sector market, (iii) growing the reach and effectiveness of our distribution, and (iv) effectively serving our customers.

During 2012, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, and we expect our overall benefit ratio to be generally consistent with the level of 2011. We believe premium growth will re-accelerate as the economy improves, employment growth resumes, and our growth strategies gain momentum.

Closed Block Segment

As previously noted, effective with the fourth quarter of 2011, we modified our reporting segments. The Closed Block segment now consists of our closed individual disability and long-term care lines of business, as well as certain other insurance products. The individual disability line of business generally consists of those policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new individual disability policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Long-term care includes group long-term care, which we announced in February 2012 that we would discontinue selling, and individual long-term care, which we discontinued selling in 2009. The other insurance products line of business consists of certain other products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Premium Income
Individual Disability	$787.0	(7.1)%	$847.0	(5.7)%	$898.5
Long-term Care	608.1	1.5	599.2	0.8	594.7
All Other	0.2	(94.3)	3.5	29.6	2.7
Total Premium Income	1,395.3	(3.8)	1,449.7	(3.1)	1,495.9
Net Investment Income	1,189.7	2.0	1,166.4	5.4	1,106.8
Other Income	106.1	(6.6)	113.6	(13.3)	131.1
Total	2,691.1	(1.4)	2,729.7	(0.1)	2,733.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,012.8	33.4	2,259.2	0.6	2,245.3
Commissions	113.6	(3.8)	118.1	(6.9)	126.8
Interest and Debt Expense	10.5	(10.3)	11.7	(29.5)	16.6
Deferral of Acquisition Costs	(11.0)	12.2	(9.8)	(29.5)	(13.9)
Amortization of Deferred Acquisition Costs	16.9	(32.4)	25.0	6.8	23.4
Impairment of Long-term Care Deferred Acquisition Costs	289.8	—	—	—	—
Other Expenses	180.0	(13.4)	207.9	(1.6)	211.2
Total	3,612.6	38.3	2,612.1	0.1	2,609.4

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$(921.5)	N.M.	$117.6	(5.5)	$124.4

Interest Adjusted Loss Ratios:
Individual Disability (1)	108.0%		85.0%		81.6%
Long-term Care (2)	179.3%		80.8%		76.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.9%		14.3%		14.1%
Before-tax Operating Income (Loss) Ratio (3)	(66.0)%		8.1%		8.3%

Premium Persistency:
Individual Disability	92.9%		93.0%		93.2%
Long-term Care	96.0%		95.8%		95.1%

N.M. = not a meaningful percentage

(1) Included in this ratio for 2011 is a before-tax reserve charge of $183.5 million.  Excluding this charge, the interest adjusted loss ratio for individual disability would have been 84.7%.

(2) Included in this ratio for 2011 is a before-tax reserve charge of $573.6 million.  Excluding this charge, the interest adjusted loss ratio for long-term care would have been 84.9%.

(3) Included in this ratio for 2011 are before-tax charges of $183.5 million for individual disability reserves, $573.6 million for long-term care reserves, and $289.8 million for impairment of our long-term care deferred acquisition costs. Excluding these charges, the before-tax operating income ratio would have been 9.0%.

Individual Disability

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The decrease in premium income in 2011 compared to 2010 is due to the run-off of this closed line of business driven by expected policy terminations and maturities. Net investment income was lower in 2011 compared to 2010 due to a decrease in bond call premiums and a lower level of assets supporting this closed line of business.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, decreased in 2011 compared to 2010 due to lower investment income in the portfolios held by the ceding companies.

Risk results were unfavorable relative to the prior year due to the previously discussed 2011 reserve charge. Excluding the reserve charge, risk results were slightly favorable compared to 2010 due to higher claim recoveries, partially offset by higher claim incidence rates. See "Claim Reserve Increase for Individual Disability Closed Block Business" included herein in this Item 7.

Interest and debt expense in 2011 was lower than in 2010 due to a decline in the amount of outstanding debt issued by Northwind Holdings as a result of principal repayments. The other expense ratio was favorable in 2011 compared to 2010 due to lower claim litigation costs and lower expenses related to claim volumes, partially offset by lower premium income.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The decrease in premium income for 2010 compared to 2009 is due to the expected due to run-off of this closed line of business. Net investment income for 2010 was slightly higher than 2009, with higher bond call premiums mostly offset by a lower level of assets supporting this closed line of business.

Other income decreased in 2010 relative to 2009 due to less favorable investment results from the portfolios held by the ceding companies as well as less favorable risk results from the reinsured business.

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

Long-term Care

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The increase in premium income for 2011 relative to 2010 was driven by strong persistency and higher sales of group long-term care, which increased 36.5 percent in 2011 compared to 2010. Net investment income was higher in 2011 compared to 2010 due to primarily to an increase in the level of assets supporting this line of business, partially offset by a decline in the level of prepayment income on mortgage-backed securities and a decrease in bond call premiums.

Risk results were unfavorable relative to the prior year due to the previously discussed 2011 reserve charge. Excluding the reserve charge, risk results were unfavorable compared to 2010 due to increases in active life reserves, which were driven by favorable premium persistency relative to assumptions for certain issue years. Claim incidence rates for long-term care were also higher in 2011 compared to 2010.

The deferral of acquisition costs was higher in 2011 relative to 2010 due to the increase in deferrable expenses associated with higher sales of group long-term care products. The amortization of deferred acquisition costs was lower in 2011 than in 2010 due to lower levels of accelerated amortization related to favorable premium persistency relative to assumptions for certain issue years. As previously discussed, at December 31, 2011 we determined that our long-term care deferred acquisition costs of $289.8 million were not recoverable, and we recognized an impairment charge at that time. See "Long-term Care Strategic Review" included herein in this Item 7 for discussion of the reserve charge and the impairment.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to begin to emerge during 2012.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The slight increase in premium income for 2010 relative to 2009 was driven by favorable persistency and higher sales of group long-term care, which increased 15.2 percent in 2010 compared to 2009. Net investment income for 2010 was higher than 2009 due to an increase in the level of assets supporting this line of business, an increase in the level of prepayment income on mortgage-backed securities, and an increase in bond call premiums.

The interest adjusted loss ratio for long-term care increased in 2010 relative to 2009 due primarily to an increase in the active life reserve and higher paid claim incidence rates. Commissions and the deferral of acquisition costs were lower in 2010 relative to 2009 due primarily to the discontinuance of individual long-term care sales. The amortization of acquisition costs increased in 2010 relative to 2009 due primarily to an acceleration of amortization resulting from lower persistency in certain older issue years.

All Other

Our other insurance products had generally consistent performance year over year, with the exception of higher litigation costs in 2010.
Segment Outlook

We expect that this segment may experience volatility in net investment income due to the variability in interest rates on floating rate assets and also due to volatility of bond call premiums relative to historical levels. A portion of the volatility in interest income will be offset by commensurate changes in the interest expense on our individual disability floating rate debt.

We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect higher premium income associated with long-term care rate increases. We also expect a small amount of new group long-term care business to continue to be sold through features contractually allowable on existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. As previously noted, this segment was modified effective with the fourth quarter of 2011 to reclassify the results from certain insurance products no longer actively marketed from the previously named "Corporate and Other" segment to the Closed Block segment.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2011	% Change	2010	% Change	2009
Operating Revenue
Net Investment Income	$56.2	(40.6)%	$94.6	41.8%	$66.7
Other Income	20.6	N.M.	3.3	(25.0)	4.4
Total	76.8	(21.6)	97.9	37.7	71.1

Expenses
Interest and Debt Expense	131.8	2.2	128.9	20.7	106.8
Other Expenses	55.3	37.9	40.1	(28.6)	56.2
Total	187.1	10.7	169.0	3.7	163.0

Operating Loss Before Income Tax and Net Realized Investment Gains and Losses	$(110.3)	(55.1)	$(71.1)	22.6	$(91.9)

N.M. = not a meaningful percentage

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net investment income was lower in 2011 compared to 2010 due to lower short-term interest rates, lower asset levels, a lower proportion of assets invested at long-term interest rates, a decrease in bond call premiums, and an increase in the amortization of the principle amount invested in our tax-credit partnerships. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax-credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. Other income was higher in 2011 compared to 2010 due to $17.5 million of interest income related to the previously discussed settlement of our appeal to the IRS related to tax years 1996 to 2004.

Interest and debt expense increased in 2011 relative to 2010 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes, partially offset by the maturity of our $225.1 million 7.625% senior notes in March 2011. We experienced lower interest in 2011 compared to 2010 on our $350.0 million 7.125% unsecured senior notes which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010. Other expenses increased in 2011 compared to 2010 due primarily to increases in expense accruals, general operating expenses due in part to corporate initiatives, and state income taxes resulting from the repatriation of U.K. dividends from our U.K. subsidiaries.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net investment income was higher in 2010 compared to 2009 due to higher asset levels and a higher proportion of assets invested at long-term interest rates, partially offset by lower interest rates on short-term investments.

Interest and debt expense increased in 2010 compared to 2009 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes and the September 2009 issuance of $350.0 million of 7.125% senior notes. The higher interest and debt expense associated with the two new debt issuances was partially offset by the repayment of $10.0 million of 7.08% medium-term notes due 2024 during the first quarter of 2010 and the repayment of $108.2 million of 5.859% senior notes during the second quarter of 2009. The decrease in other expenses was due primarily to lower pension costs.

Segment Outlook

We expect the quality of our investment portfolio to remain strong in 2012. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through strong statutory earnings. While we intend to maintain our disciplined approach to risk management throughout 2012, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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

We have no exposure to subprime mortgages, "Alt-A" loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. We have no direct exposure to sovereign debt of certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. At December 31, 2011, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At December 31, 2011, we held $294.1 million fair value ($318.5 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

Below is a summary of our formal investment policy, including the overall quality and diversification objectives:

•	The majority of investments are in high quality publicly traded securities to ensure the desired liquidity and preserve the capital value of our portfolios.

•
The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity securities, 3 percent in tax credit funds, up to 35 percent in private placements, and 10 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage-backed securities, bank loans, asset-backed securities, government and government agencies, and municipal securities.

•	We intend to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities, in the aggregate.

•	The weighted average credit quality rating of the portfolio should be Baa1 or higher.

•
The maximum investment per issuer group is limited based on internal limits reviewed by the finance committee of Unum Group's board of directors and approved by the boards of directors of our insurance subsidiaries and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments our insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/AA	$200
A	175
BBB+	150
BBB	125
BBB-	90
BB+	75
BB	60
BB-	50
B+	30
B/B-	20
CCC	10

•	The portfolio is to be diversified across industry classification and geographic lines.

•
Derivative instruments may be used to replicate permitted asset classes, hedge interest rate risk and foreign currency risk, and match liability duration and cash flows consistent with the plan reviewed by the finance committee of Unum Group's board of directors and approved by the boards of directors of our insurance subsidiaries.

•	Asset mix guidelines and limits are established by us, reviewed by the finance committee of Unum Group's board of directors, and approved by the boards of directors of our insurance subsidiaries.

•
The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification, on a weekly basis, by an investment subcommittee appointed by the boards of directors of our insurance subsidiaries. These actions are also reviewed by the finance committee of Unum Group's board of directors on a quarterly basis.

•
We review these investment policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments, as appropriate. Any revisions are reviewed by the finance committee of Unum Group's board of directors and must be approved by the boards of directors of our insurance subsidiaries.

See "Critical Accounting Estimates" contained in this Item 7 for further discussion of our valuation of investments.
Investment Results

Net investment income increased 1.0 percent in 2011 relative to 2010 due primarily to continued growth in the level of invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in our tax credit partnerships driven by the higher level of investment in this asset class, a decrease in income on other partnership investments, and a decline in the level of prepayment income on mortgage-backed securities.

Net investment income increased 6.3 percent in 2010 relative to 2009 due primarily to continued growth in the level of invested assets and higher bond call premiums. We also received higher interest income during 2011 and 2010, compared to the preceding years, on bonds for which interest income is linked to a U.K. inflation index. In addition, we earned lower interest rates on our floating rate invested assets during 2010 compared to 2009, largely offset by lower interest expense on our floating rate debt.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.67 percent as of December 31, 2011, compared to a yield of 6.71 percent as of December 31, 2010. As previously noted, we actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Year Ended December 31
	2011	2010	2009
Fixed Maturity Securities
Gross Gains on Sales	$74.0	$61.1	$48.6
Gross Losses on Sales	(24.0)	(41.3)	(83.5)
Other-Than-Temporary Impairment Loss	(19.9)	(15.9)	(211.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.1	7.9	10.0
Gross Losses on Sales	(0.5)	(0.5)	(0.4)
Impairment Loss	(0.6)	(3.8)	(8.1)
Foreign Currency Transactions	(1.6)	(3.9)	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(39.4)	21.1	243.1
Other Derivatives	—	—	12.3
Net Realized Investment Gain (Loss)	$(4.9)	$24.7	$11.7
Additional information regarding individual realized investment losses of $10.0 million or greater from other-than-temporary impairments and/or sales during the years 2011, 2010, and 2009, if applicable, is as follows.

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

•
During 2009, we recognized an other-than-temporary impairment loss of $33.3 million on securities issued by a U.S. media conglomerate. The company reported mixed fourth quarter 2008 operating results as its outdoor advertising weakened significantly. During the first quarter of 2009, the company borrowed $1.6 billion against its lines of credit and completed a tender/exchange offer to improve its near term debt maturity profile. Continued signs that the company's operations had weakened materially in the first quarter 2009, as well as the continued weakness in the economy, led us to believe that covenant violations could occur in the near future. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

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

•
During 2009, we recognized an other-than-temporary impairment loss of $19.5 million on securities issued by a U.S. automotive parts company. The majority of the company's revenues were generated by sales to a single domestic automobile manufacturer. Due to the weak economy, automobile production had decreased dramatically, with the expectation of further production cuts. The U.S. government made available a $5 billion credit facility to several automotive parts companies to help maintain automotive supplier liquidity. However, with their largest customer likely to undergo a major financial restructuring and/or bankruptcy filing, the company faced increased challenges. In March 2009 its external auditors stated there was substantial doubt about the company's ability to continue as a going concern if the automotive industry's financial problems were not resolved soon. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than three years.

•
During 2009, we recognized an other-than-temporary impairment loss of $17.5 million on securities issued by a U.K. financial institution. During 2008, a significant decrease in funding liquidity ultimately required the U.K. government to nationalize this institution. In this process, the government provided guarantees on deposits, senior debt, and loans.  Since 2008, the company initiated several programs to improve its liquidity and to repay the loans to the government. In the first quarter of 2009, the company announced it had developed a plan for a legal and capital restructuring of the company, which it expected to complete in the second half of 2009.  During the second quarter of 2009, the company submitted its plan to the European Commission (EC) and requested permission to begin the program under EC competition rules.  The EC released various aspects of the company's restructuring plan, which included splitting the company into multiple entities.  It appeared we would be unable to recover the entire cost basis of our securities, which are subordinate to the government's debt as well as other creditors.  At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than two years but less than three years.

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

•
During 2009, we recognized a loss of $14.2 million on the sale of securities issued by a large publisher of yellow page advertising. The company had suffered from deterioration in print directories' advertising as well as a significant rise in bad debt expenses due to the impact of the recession on small business customers. The company maintained significant amounts of available cash and was still generating free cash flows despite the weakening economy. However, during the first quarter of 2009, the company announced that it had hired a financial adviser to review its capital structure alternatives regarding debt payments due in 2010. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during 2011, 2010, and 2009 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(135.7) million at December 31, 2011, compared to $(96.3) million at December 31, 2010, and is reported in other liabilities in our consolidated balance sheets.
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:
Fixed Maturity Securities - By Industry Classification
As of December 31, 2011

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,283.2	$216.4	$227.5	$21.6	$2,055.7	$238.0
Capital Goods	3,760.2	443.3	504.2	33.0	3,256.0	476.3
Communications	2,821.5	395.2	209.1	26.4	2,612.4	421.6
Consumer Cyclical	1,185.1	130.2	151.6	10.8	1,033.5	141.0
Consumer Non-Cyclical	5,374.9	860.3	187.9	8.4	5,187.0	868.7
Energy (Oil & Gas)	3,676.5	638.7	39.7	1.2	3,636.8	639.9
Financial Institutions	3,316.9	111.1	1,002.3	73.1	2,314.6	184.2
Mortgage/Asset-Backed	2,973.2	338.6	113.8	5.5	2,859.4	344.1
Sovereigns	1,376.7	237.3	—	—	1,376.7	237.3
Technology	824.3	123.1	40.0	0.5	784.3	123.6
Transportation	1,307.5	220.2	26.5	1.3	1,281.0	221.5
U.S. Government Agencies and Municipalities	2,896.0	512.4	133.2	9.9	2,762.8	522.3
Utilities	10,633.3	1,617.6	334.2	28.6	10,299.1	1,646.2
Redeemable Preferred Stocks	57.4	1.6	20.9	1.9	36.5	3.5
Total	$42,486.7	$5,846.0	$2,990.9	$222.2	$39,495.8	$6,068.2
The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2011 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2011.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011				2010
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$12.8	$38.9	$16.7	$14.8	$93.2
> 90 <= 180 days	34.3	14.1	2.9	82.4	16.9
> 180 <= 270 days	8.0	—	39.7	14.5	1.9
> 270 days <= 1 year	—	24.6	14.8	1.6	—
> 1 year <= 2 years	33.7	11.4	2.6	1.5	2.0
> 2 years <= 3 years	1.1	1.8	2.4	9.6	24.4
> 3 years	40.9	28.1	42.2	37.2	43.3
Sub-total	130.8	118.9	121.3	161.6	181.7

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	3.3	3.4	3.2
> 3 years	9.5	27.1	11.1	11.9	—
Sub-total	9.5	27.1	14.4	15.3	3.2

Total	$140.3	$146.0	$135.7	$176.9	$184.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2011				2010
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.3	$39.5	$3.9	$5.2	$5.1
> 90 <= 180 days	11.9	15.6	0.7	4.0	0.1
> 180 <= 270 days	8.5	1.6	4.6	0.1	4.1
> 270 days <= 1 year	0.7	6.7	0.1	3.1	—
> 1 year <= 2 years	13.0	13.7	3.5	—	—
> 2 years <= 3 years	—	0.3	5.3	5.1	14.0
> 3 years	37.3	35.2	18.0	23.3	28.8
Sub-total	74.7	112.6	36.1	40.8	52.1

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	0.7	—	—	—
> 1 year <= 2 years	5.0	—	—	—	—
> 3 years	2.2	10.3	0.4	0.4	0.4
Sub-total	7.2	11.0	0.4	0.4	0.4

Total	$81.9	$123.6	$36.5	$41.2	$52.5

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type. We held no securities at December 31, 2011 with a gross unrealized loss of $20.0 million or greater.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities
As of December 31, 2011

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Financial Institutions	$149.7	$30.7	2
Communications	51.9	10.6	1
	$201.6	$41.3	3

At December 31, 2011, our mortgage/asset-backed securities had an average life of 4.28 years, effective duration of 3.78 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2011, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,776.2 million and $2,810.9 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
Investments in Issuers in Certain European Countries
Our investments are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We continually evaluate our foreign investment risk exposure, including that within certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. Our monitoring is heightened for investments in these specific countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.

We do not have foreign currency risk, as the cash flows from these investments are denominated in currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries and have not used credit derivatives to hedge our exposure or to sell credit protection. Our exposure relates only to non-financial institutions and is as follows:

European Fixed Maturity Securities Exposure - By Country
As of December 31, 2011

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$54.4	$50.2
Ireland	61.1	66.3
Italy	196.9	217.1
Portugal	79.7	87.7
Spain	159.6	157.3
Total	$551.7	$578.6

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of December 31, 2011. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece.  As of December 31, 2011, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations. This security was in an unrealized gain position as of December 31, 2011.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of December 31, 2011, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2011.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given the high refinancing rates, lack of competitiveness, and recessionary pressures. As of December 31, 2011, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2011.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may require private sector participation. As of December 31, 2011, our only holdings in Portugal consisted of two investment-grade issuers. These companies were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2011.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of certain United Kingdom and United States subsidiaries of Spanish financial institutions.  Spain has a high budget deficit of 8 percent compared to their stated 6 percent target.  We believe there are risks associated with Spain's high unemployment, banking sector problems in which the market expects more impairment losses, and recessionary pressures.  All of our Spanish domiciled securities were rated investment-grade as of December 31, 2011 and were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2011.
Risk Management
While we have no direct sovereign holdings in the aforementioned countries, we have performed comprehensive stress testing and scenario analyses on all of our corporate holdings of issuers domiciled in these countries.  We have performed stress tests under a number of scenarios including deep recession, liquidity crisis, and currency redenomination with significant devaluation.  We continue to closely monitor this situation.
A potential risk for these corporate holdings is access to bank lines in their countries of domicile and redenomination risk as it pertains to their outstanding liabilities.  Even in the scenario of currency redenomination and liquidity crisis, we believe the risk is largely mitigated because our holdings in these countries are non-financial and operate in defensive industries that provide essential services.  Most are market leaders with access to diverse, global capital markets.  Current developments regarding ratings downgrades, bailout packages, or higher sovereign interest rates have not had a material impact on our financial condition or results of operations.

Mortgage Loans

Our mortgage loan portfolio was $1,612.3 million and $1,516.8 million on an amortized cost basis at December 31, 2011 and December 31, 2010, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at December 31, 2011 and 2010 which were considered impaired. These mortgage loans were carried at the estimated net realizable values of $22.5 million and $22.9 million, respectively, net of a valuation allowance of$1.5 million at each period end. During 2011, we foreclosed on two impaired mortgage loans and transferred them into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosures. During 2011, we sold one mortgage loan and recognized a loss of $0.2 million on the sale.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $19.9 million at December 31, 2011. We held $45.6 million of cash collateral from our counterparties at December 31, 2011. The carrying value of fixed maturity securities posted as collateral to our counterparties was $114.9 million at December 31, 2011. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $58.6 million and $56.2 million on a fair value basis at December 31, 2011 and December 31, 2010, respectively.
See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and our derivative financial instruments.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner and adversely impact the price we receive for such securities, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries' capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay dividends to our stockholders or meet our debt and other payment obligations.

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

We have met all minimum pension funding requirements set forth by ERISA. We made voluntary contributions to our U.S. qualified defined benefit pension plan of $67.0 million and $100.0 million during the first and fourth quarters of 2010, respectively. The fourth quarter of 2010 contribution was made in lieu of our planned 2011 contribution, and we made no additional contributions to our U.S. qualified defined benefit plan during 2011. We expect to make a voluntary contribution of approximately $53.0 million to our U.S. qualified defined benefit plan during 2012. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions during 2011 of £2.9 million, and we expect to make contributions of approximately £2.9 million during 2012.

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

During 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during 2011.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $756 million and $1.2 billion at December 31, 2011 and 2010, respectively. The decrease during 2011 reflects the purchase and retirement of $225.1 million of our 7.625% senior notes as well as the repurchase of shares of our common stock. The December 31, 2011 balance, of which $88 million was held in certain of our foreign subsidiaries in the U.K., was made up primarily of commercial paper, fixed maturity securities with a current average maturity of 2.7 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds, with the exception of funds held in the U.K. During the fourth quarter of 2011, we repatriated £150.0 million, or approximately $232.1 million, from our U.K. subsidiaries, which was subject to repatriation tax effects of $18.6 million. We currently have no intent, nor do we foresee a need, to repatriate additional funds. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Unum Limited is expected to adopt new capital requirements and risk management standards under Solvency II effective January 1, 2014.  Solvency II requirements, which result from a fundamental review of the capital adequacy standards for the European insurance industry, have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers. We continue to assess the impact on our capital requirements. Our Bermuda-based insurance subsidiary is subject to regulation by the Bermuda Monetary Authority (BMA). During 2010, the BMA initiated a comprehensive review of its insurance regulatory and solvency framework and continued to work with European regulators throughout 2011 toward completion of the assessment.  It is too early to assess the impact, but the insurance industry may ultimately be subject to new rules regarding governance, administrative and accounting processes, and/or long-term capital requirements. See "Capital Requirements" contained herein in Item 1 for additional information.

During 2012, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level well above capital adequacy requirements. We also expect Unum Limited to operate above the FSA capital adequacy requirements and minimum solvency margins.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $1,193.7 million for the year ended December 31, 2011, compared to $1,196.8 million and $1,237.0 million for 2010 and 2009, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for 2010 and 2009 include pension contributions of approximately $176.9 million and $79.7 million, respectively.
The fluctuation in the income tax adjustment to reconcile 2011 and 2010 net income to net cash provided by operating activities was due primarily to decreases in the deferred tax liability related to the 2011 deferred acquisition cost charge and reserve charges for our long-term care and individual disability closed blocks of business.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $410.3 million for the year ended December 31, 2011, compared to $1,073.7 million and $1,213.9 million for 2010 and 2009, respectively.

Our sales of available-for-sale securities increased in 2011 compared to 2010, but declined in 2010 relative to 2009. Proceeds from maturities of available-for-sale securities were lower in 2011 compared to 2010 primarily due to a significant decrease in bond calls.  Proceeds from maturities of available-for-sale securities were higher in 2010 compared to 2009 primarily due to a significant increase in bond calls and bond maturities.

Proceeds from sales and maturities of other investments decreased slightly in 2011 compared to 2010 primarily due to a decrease in maturities from mortgage loans offset by an increase in distributions received from private equity partnerships and an increase in proceeds from terminations of derivative contracts within our cash flow hedging programs.   Proceeds from sales and maturities of other investments decreased in 2010 as compared to 2009 primarily due to a decrease in proceeds from terminations of derivative contracts within our cash flow hedging programs, partially offset by an increase in maturities of commercial mortgage loans.

Purchases of available-for-sale securities were lower in 2011 compared to 2010 as a result of the decline in funds available for reinvestment due to the decrease in bond calls, as discussed above. Purchases of available-for-sale securities were slightly lower during 2010 relative to 2009. Although investable funds were available in 2010 for reinvestment due to the increase in proceeds from bond calls and maturities, as previously noted, the deployment of funds was hampered by the lack of available long-term securities which met our investment objectives.

Purchases of other investments decreased in 2011 compared to 2010 as a result of a decrease in funding of mortgage loans, partially offset by a slight increase in funding of tax credit partnerships. Purchases of other investments increased during 2010 relative to 2009 as a result of the funding of tax credit partnerships, as well as a slight increase in the funding of mortgage loans.

Net purchases of short-term investments decreased in 2011 compared to 2010 due to our use of cash to fund the payment for our debt maturing in 2011 and to also fund the 2011 repurchases of Unum Group common stock.  This decline in net purchases was partially offset by an increase in purchases of short-term investments using cash received under our securities lending program. Net purchases of short-term investments increased during 2010 relative to 2009 due to the increase in bond calls and maturities, with the proceeds invested in short-term investments pending the purchase of fixed maturity securities.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $720.4 million for the year ended December 31, 2011, compared to $141.1 million and $1.5 million for 2010 and 2009, respectively.

During 2011, we made short-term debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes. Short-term debt repayments in 2009 consist of the purchase and retirement of the remaining $132.2 million of our 5.859% notes and the repayment of $58.3 million of reverse repurchase agreements.

During 2011, 2010, and 2009, Tailwind Holdings made principal payments of $10.0 million each year on its floating rate, senior secured non-recourse notes and Northwind Holdings made principal payments of $74.4 million, $58.3 million, and $48.0 million, respectively, on its floating rate, senior secured non-recourse notes. Long-term debt repayments in 2010 also include the purchase and retirement of $10.0 million of our 7.08% medium-term notes. Long-term debt repayments in 2009 also include $1.2 million aggregate principal of our 7.19% medium-term notes and $0.6 million aggregate principal of our 6.75% notes.

During 2010, we received proceeds of $400.0 million, less debt issuance costs of $3.0 million and a debt discount of $0.5 million, from the issuance of $400.0 million of 5.625% senior notes. During 2009, we received proceeds of $350.0 million, less debt issuance costs of $3.2 million, from the issuance of $350.0 million of 7.125% senior notes.

As of December 31, 2011, the amount outstanding under our securities lending program was $312.3 million. We did not utilize our securities lending program during 2010 and 2009.

During 2011 and 2010, we repurchased 25.4 million and 16.4 million shares of Unum Group's common stock at a cost of $619.9 million and $356.0 million, respectively.

See "Debt" contained in this Item 7 and Notes 7 and 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.
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

The amount available during 2011 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries was $622.3 million, of which $484.3 million was declared and paid. The amount available during 2011 from Unum Limited was £207.5 million, of which £100.0 million was declared and paid. During 2011, Tailwind Re and Northwind Re paid dividends of $19.0 million and $98.0 million to Tailwind Holdings and Northwind Holdings, respectively.

Although we may not utilize the entire amount of available dividends, based on the restrictions under current law, $634.4 million is available during 2012 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which excludes Northwind Re and Tailwind Re, our special purpose financial captive insurance companies. Approximately £187.0 million is available for the payment of dividends from Unum Limited to Unum Group and/or our U.K. holding companies during 2012, subject to regulatory approval.

Unum Group's RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 405 percent at the end of 2011. The individual RBC ratios for Northwind Re and Tailwind Re are calculated using the NAIC Company Action Level formula and have target levels of 200 percent. The RBC ratios for Northwind Re and Tailwind Re each exceeded the 200 percent target level at the end of 2011. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

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
Debt

At December 31, 2011, we had short-term debt of $312.3 million, consisting entirely of securities lending agreements, and long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,570.2 million. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 27.6 percent at December 31, 2011, compared to 25.9 percent at December 31, 2010. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 22.4 percent at December 31, 2011, compared to 22.8 percent at December 31, 2010. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the securities lending agreements outstanding at December 31, 2011, partially offset by the maturity of $225.1 million of senior notes and our principal payments on the debt of Northwind Holdings and Tailwind Holdings during 2011. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

We monitor our compliance with our debt covenants.  There are no significant financial covenants associated with any of our outstanding debt obligations.  We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In 2011, we made debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011. In 2010, we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024. In 2009, we purchased and retired the remaining $132.2 million of our 5.859% notes due May 2009. We also made repayments of $1.2 million aggregate principal of our 7.19% medium-term notes due 2028, $0.6 million aggregate principal of our 6.75% notes due 2028, and $58.3 million of reverse repurchase agreements outstanding at December 31, 2008.

During 2011, 2010, and 2009, Tailwind Holdings made principal payments of $10.0 million each year on its floating rate, senior secured non-recourse notes due 2036. During 2011, 2010, and 2009, Northwind Holdings made principal payments of $74.4 million, $58.3 million, and $48.0 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

Issuance of Debt

In 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries. The balance outstanding on these notes was $400.0 million at December 31, 2011.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. The balance outstanding on these notes was $350.0 million at December 31, 2011.

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes, due 2037, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings' ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $560.0 million at December 31, 2011.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes, due 2036, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings' ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $72.5 million at December 31, 2011.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures, due 2015, in a private offering. The debentures are fully and unconditionally guaranteed by Unum Group. The aggregate principal amount outstanding was $296.9 million at December 31, 2011.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due 2032 and $150.0 million of 7.25% public income notes due 2032. The public income notes were called and retired in 2007. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2011.

In 2001, Unum Group issued $575.0 million of 7.625% senior notes due March 2011. We repaid the remaining $225.1 million of these notes at the maturity date.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due 2028, $200.0 million of 7.0% senior notes due 2018, and $250.0 million of 6.75% senior notes due 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $165.8 million at December 31, 2011.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature in 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2011.

Unum Group has medium-term notes with an aggregate principal amount outstanding of $50.8 million at December 31, 2011 which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990.  The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2011, 2010, and 2009, was $145.4 million, $140.7 million, and $122.0 million, respectively.

Shelf Registration

We have a shelf registration, which we renewed in 2011, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2011:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years
Payments Due

Short-term Debt	$312.3	$312.3	$—	$—	$—

Long-term Debt	4,299.3	137.3	277.2	903.0	2,981.8

Policyholder Liabilities	41,359.4	4,499.2	6,823.7	5,139.6	24,896.9

Pensions and Other
Postretirement Benefits	1,900.2	76.5	181.4	185.1	1,457.2

Miscellaneous Liabilities	736.5	683.6	12.5	9.9	30.5

Operating Leases	215.0	28.8	51.3	32.6	102.3

Purchase Obligations	306.5	235.5	65.1	4.4	1.5

Total	$49,129.2	$5,973.2	$7,411.2	$6,274.6	$29,470.2

Receipts Due

Reinsurance Recoverable	$7,491.6	$306.6	$716.5	$516.5	$5,952.0

Excluded from the preceding table are tax liabilities of approximately $81.4 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Short-term and long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above. See our previous discussion of asset and liability management under "Investments" contained in this Item 7 and Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Pensions and other postretirement benefit obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our expected contributions to the pension plans. Amounts in the one year or less category equal our expected contributions within the next 12 months. The remaining years' contributions are projected based on the expected future contributions as required under the Employee Retirement Income Security Act (ERISA). Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans. The pensions and other postretirement benefit projections reflect expected future service. These projections are not discounted with respect to interest and therefore exceed the amount recorded in the consolidated balance sheets. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 and "Critical Accounting Estimates" contained in this Item 7 for additional information.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, accounts payable, obligations to return unrestricted cash collateral to our derivatives counterparties, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain are included in the one year or less category. See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our derivatives.

At December 31, 2011, we had legally binding unfunded commitments of $160.6 million which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments with a corresponding recognition of other long-term investments. These commitments are represented in the purchase obligation line on the preceding schedule and will be funded over the next several years.

Off-Balance Sheet Arrangements

As noted in the preceding commitments table, we have operating lease commitments totaling $215.0 million at December 31, 2011. Operating leases include noncancelable obligations on certain office space, equipment, and software.

Purchase obligations include off-balance sheet non-binding commitments of $100.9 million to fund certain of our investments in private placement securities, private equity partnerships, and other partnerships. These are shown in the preceding table based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee or issuer of the private placement securities. The amounts may or may not be funded. Also included are noncancelable obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $26.7 million at December 31, 2011.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and also short-term agreements to purchase securities with the agreement to resell them at a later specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and also short-term agreements to sell securities with the agreement to repurchase them at a later specified date. See "Transfers of Financial Assets" as follows for further discussion.

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $19.9 million at December 31, 2011. We post fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $114.9 million at December 31, 2011. We had no cash posted as collateral to our counterparties at December 31, 2011.

Our derivatives counterparties have posted non-cash collateral in various segregated custody accounts to which we have a security interest in the event of counterparty default. This collateral, which is not reflected in the preceding table, had a fair value of $40.1 million at December 31, 2011.
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

As previously noted, our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $312.3 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2011 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during 2011 was $175.8 million, and the maximum amount outstanding at any month end was $389.8 million. In addition, at December 31, 2011, we also had $16.7 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during 2011 was $5.5 million, and the maximum amount outstanding at any month end was $16.7 million.

We had no repurchase agreements outstanding at December 31, 2011, nor did we utilize any repurchase agreements during 2011. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa3 (Adequate)	BBB- (Adequate)

Financial Strength Ratings
Provident Life and Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Provident Life and Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
First Unum Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A3 (Good)	A- (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A3 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On January 26, 2011, AM Best upgraded its ratings of Unum Group and its domestic operating subsidiaries to bbb and A, respectively, with the exception of Paul Revere Variable which retained its B++ rating, and revised the outlook for the Company and its subsidiaries to "stable." On June 23, 2011, December 19, 2011, and February 6, 2012, Fitch affirmed its A rating of Unum Group and its domestic subsidiaries and affirmed the senior debt rating at BBB. Fitch's rating outlook for

Unum Group is "stable." On June 27, 2011, S&P affirmed the A- financial strength rating and "stable" outlook of Unum Group's U.K. subsidiary, Unum Limited. On August 4, 2011, Moody's affirmed the Baa3 credit rating of Unum Group and the A3 financial strength rating of its domestic subsidiaries and revised the outlook for the Company and its subsidiaries to "positive." On August 15, 2011, S&P affirmed the BBB- credit rating of Unum Group and the A- financial strength rating of its domestic subsidiaries and raised the outlook for the Company and its domestic subsidiaries to "positive."

There have been no other changes in any of the rating agencies' outlook statements or ratings during 2011 or during 2012 prior to the date of this filing.

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

See "Ratings" contained herein in Item 1 and "Risk Factors" contained herein in Item 1A for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. See "Investments" contained herein in Item 7 and Notes 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.
Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest-sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may decrease the net unrealized gain related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may increase the net unrealized gain, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is other than temporarily impaired, or determine that a derivative instrument is no longer an effective hedge.

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

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to mitigate interest rate risk. Due to the long duration of our long-term care product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities.  Sustained periods of low interest rates could result in lower than expected profitability or increases in reserves. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios allows us to choose what we believe to be the most appropriate investment strategy, as well as to prepare for disadvantageous outcomes. This analysis is the precursor to our activities in derivative financial instruments. We use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2011 and 2010 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2011 and 2010 are shown as follows:

	December 31, 2011
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$42,486.7	$38,912.6	$(3,574.1)
Mortgage Loans		1,789.8	1,716.2	(73.6)
Policy Loans, Net of Reinsurance Ceded		286.1	270.0	(16.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(5,021.3)	$(2,333.6)	$2,687.7
Short-term Debt		(312.3)	(312.3)	—
Long-term Debt		(2,540.2)	(2,400.6)	139.6

Derivatives (1)
Swaps	$1,413.0	$(36.0)	$(118.8)	$(82.8)
Embedded Derivative in Modified Coinsurance Arrangement		(135.7)	(138.4)	(2.7)

	December 31, 2010
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$40,035.6	$36,576.1	$(3,459.5)
Mortgage Loans		1,685.4	1,609.5	(75.9)
Policy Loans, Net of Reinsurance Ceded		253.9	239.9	(14.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(2,993.6)	$(631.6)	$2,362.0
Short-term Debt		(226.8)	(226.4)	0.4
Long-term Debt		(2,483.8)	(2,358.3)	125.5

Derivatives (1)
Swaps	$1,681.9	$(100.5)	$(190.6)	$(90.1)
Embedded Derivative in Modified Coinsurance Arrangement		(96.3)	(105.4)	(9.1)

(1) These assets and liabilities are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of deferred taxes, except for changes in the fair value of the embedded derivative which is reported as a component of net realized investment gain or loss.

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

As previously discussed in Item 7, in response to the significant decline in interest rates, we have lowered the discount rate on our long-term care product to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We will continue to monitor these issues in accordance with the policies set forth above to ensure appropriate management of these prevailing risks.
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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2011 and 2010 levels, stockholders' equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $109.3 million and $106.0 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2011 and 2010, segment operating income, which excludes net realized investment gains and losses and income tax, as reported in U.S. dollars would have decreased approximately $18.9 million and $22.5 million, respectively, for the years then ended.

Dividends paid by Unum Limited are generally held at our U.K. finance subsidiary or our U.K. holding company. If these funds are repatriated to our U.S. holding company, we would at that time be subject to foreign currency risk as the value of the dividend, when converted into U.S. dollars, would be dependent upon the foreign exchange rate at the time of conversion.

We are also exposed to foreign currency risk related to certain foreign investment securities denominated in local currencies and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. We use current and forward currency swaps to hedge or minimize the foreign exchange risk associated with these instruments.

See "Unum UK Segment" contained herein in Item 7 for further information concerning foreign currency translation.

Risk Management

Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have a formal Enterprise Risk Management (ERM) program, with a framework comprising the following key components:

•	Risk culture and governance

•	Risk appetite policy

•	Risk identification and prioritization

•	Risk and capital modeling

•	Risk management activities

•	Risk reporting

Through adherence to the objectives highlighted by the key components of our ERM framework, we believe we are better positioned to fulfill our corporate mission, improve and protect stockholder value, and reduce reputational risk.

Risk Culture and Governance

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

Our risk culture is reinforced by our system of risk governance. We employ a multi-layered risk control system. Our three lines of defense model is depicted below.

1st Line: The Business	2nd Line: Risk and Control	3rd Line: Independent Review
All Unum Employees	Risk Committees and Chief Risk Officer	Internal Audit and Internal Controls
Frontline Business Management	Chief Actuary	Audit Committee of Unum Group Board
	Compliance Officers and Staff	Unum Group Board

Business units are primarily responsible for managing their principal risks. Our risk committees, chief risk officer (CRO), chief actuary, and compliance officers and staff serve in risk and control functions responsible for providing risk oversight, or the second line of risk control. The internal audit team and internal controls team provide a second level of independent review, or our third line of risk control. The audit committee of Unum Group's board of directors (the board) oversees the entire ERM governance process, effectively providing independent review for our third line of risk control.
The board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each, and receives an ERM report from our CRO at least annually, or more frequently as appropriate. The audit committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. The CRO provides a report on our risks and risk management processes to the audit committee of the board at least quarterly. The finance committee of the board is responsible for oversight of risks associated with investments and related financial matters. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The CRO performs an annual risk assessment of our incentive compensation programs to ensure incentive plans are balanced and consistent with the risk levels embedded in our financial and business plans. Results of this assessment are presented to our human capital committee of the board annually, and conclusions from this assessment are reported in our proxy statement. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.
The executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The CRO, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by corporate risk committees and by the risk committees of our three primary operating segments.
Operating segment risk committees for Unum US, Unum UK, and Colonial Life are responsible for oversight of risks specific to their businesses. These committees are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with enterprise risk management guidance. Corporate risk committees oversee the operational, global technology services, investment, and capital management risks on a corporate level.
Risk Appetite Policy

Our risk appetite policy describes the types of risks we are willing to take, as well as the amount of enterprise risk exposure we deem acceptable in pursuit of our goals, with an objective of clearly defining boundaries for our risk-taking activities.
The starting point of our philosophy and approach to our ERM strategy is our corporate strategy. In contrast to many multi-line peer companies, we do not offer retirement savings, traditional medical benefits, or property and casualty insurance. Our corporate strategy is focused on providing group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that create comprehensive benefits solutions for employers. We have market leadership positions in the product lines we offer and have over 160 years of experience. We believe this combination of focused expertise and extensive experience is a competitive advantage that forms the foundation of our approach to risk management.

Our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently as well as to identify and address potential areas of risk in our business. We take and manage risks to achieve our business and strategic objectives, and our risk appetite statement sets boundaries for risk-taking activities that link earnings, capital, and operational processes, as well as summarizes our most material risk limits and controls. We monitor our risk profile against our established risk tolerance and limits. Risks falling outside our risk tolerance and limits are reported to the applicable governance group, where decisions are made pertaining to acceptance of the risk or implementation of remediation plans or corrective actions as deemed appropriate by that governance group.

Risk Identification and Prioritization

Risk identification and prioritization is an ongoing process, whereby we identify and assess our risk positions and exposures, including notable risk events. Additionally, we identify emerging risks and analyze how material future risks might affect us. Knowing the potential risks we face allows us to monitor and manage their potential effects including adjusting our strategies as appropriate and holding capital levels which provide financial flexibility.

Risk committees have primary responsibility for identifying and prioritizing risks within their respective areas. In addition, we maintain a risk, ethics, and compliance (REC) leaders program. The goal of the program is to further embed REC management into our culture in a visible and effective manner. This group assists with the early identification of issues, timely referrals, problem solving, and communication.

Individual employees can report material concerns and identified risks through a variety of options, such as discussion with management, contacting a REC leader or the ERM team, or utilizing the Company's anonymous hotline and electronic reporting mechanism.

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. For additional information on certain risks that may adversely affect our business, operating results, or financial condition see "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents and "Risk Factors" contained herein in Item 1A.

Risk and Capital Modeling

We assess material risks, including how they affect us and how individual risks interrelate, to provide valuable information to management in order that they may effectively manage our risks. We use qualitative and quantitative approaches to assess existing and emerging risks and to develop mitigating strategies to limit our exposure to both.

We utilize stress testing and scenario analysis for risk management and to shape our business, financial, and strategic planning activities. Both are key components of our risk appetite policy and play an important role in monitoring, assessing, managing, and mitigating our primary risk exposures.
In particular, stress testing of our capital and liquidity management strategies enables us to identify areas of high exposure, assess mitigating actions, develop contingency plans, and guide decisions around our target capital and liquidity levels. For example, we periodically perform stress tests on certain categories of assets or liabilities to support development of capital and liquidity risk contingency plans. These tests help ensure that we have a buffer to support our operations in uncertain times and financial flexibility to respond to market opportunities. Stress testing is also central to reserve adequacy testing, cash flow testing, and asset and liability management.
In addition, we aim to constantly improve our capital modeling techniques and methodologies that are used to determine a level of capital that is commensurate with our risk profile and to ensure compliance with evolving regulatory and rating agency requirements. Our capital modeling reflects appropriate aggregation of risks and diversification benefits resulting from our mix of products and business units.

Our internal capital modeling and allocation aids us in making significant business decisions including strategic planning,

capital management, risk limit determination, reinsurance purchases, hedging activities, asset allocation, pricing, and corporate development.

Risk Management Activities

We accept and manage strategic, credit, and insurance risks in accordance with our corporate strategy, investment policy, and annual business plans. The following fundamental principles are embedded in our risk management efforts across our Company.

•	We believe in the benefits of specialization and a focused business strategy. We seek profitable risk-taking in areas where we have established risk management skills and capabilities.

•
We seek to manage our exposure to insurance risk through a combination of prudent underwriting with effective risk selection, maintaining pricing discipline, sound reserving practices, and high quality claims management. Detailed underwriting guidelines and claim policies are tools used to manage our insurance risk exposure. We also monitor exposures against internally prescribed limits and practice diversification to reduce potential concentration risk and volatility.

•
We maintain a detailed set of investment policies and guidelines, including fundamental credit analysis, that are used to manage our credit risk exposure and diversify our risks across asset classes and issuers.

•
Finally, we foster a risk culture that embeds our corporate values and our code of conduct in our daily operations and preserves our reputation with customers and other key stakeholders. We monitor a composite set of operational risk metrics that measure operating effectiveness from the customer perspective.

Risk Reporting

Regular internal and external risk reporting is an integral part of our ERM framework. Internally, ERM reports are a standard part of our quarterly senior management and board meetings. The reports summarize our existing and emerging risk exposures, as well as report against the tolerances and limits defined by our risk appetite policy.

Externally, we are subject to a number of regulatory and rating agency risk examinations, and risk reports are often included. Domestic and international regulators are currently completing requirements for a new Own Risk and Solvency Assessment (ORSA) standard, which is intended to become a regular part of reviews of insurers' ERM programs. ORSA is expected to provide strong evidence of the strengths of our ERM framework, measurement approaches, key assumptions utilized in assessing our risks, and prospective solvency assessments under both normal and stressed conditions. During 2012, we will implement actions to prepare for compliance with this evolving standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 24, 2012

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2011	2010
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $36,640.7; $36,546.6)	$42,486.7	$40,035.6
Mortgage Loans	1,612.3	1,516.8
Policy Loans	3,051.4	2,996.1
Other Long-term Investments	639.2	529.3
Short-term Investments	1,423.5	1,163.1
Total Investments	49,213.1	46,240.9

Other Assets
Cash and Bank Deposits	116.6	53.6
Accounts and Premiums Receivable	1,672.2	1,665.8
Reinsurance Recoverable	4,854.6	4,827.9
Accrued Investment Income	681.8	669.8
Deferred Acquisition Costs	2,300.9	2,521.1
Goodwill	201.2	201.2
Property and Equipment	493.3	476.8
Other Assets	645.3	650.6

Total Assets	$60,179.0	$57,307.7

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2011	2010
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,494.0	$1,565.0
Reserves for Future Policy and Contract Benefits	43,051.9	39,715.0
Unearned Premiums	433.2	436.7
Other Policyholders’ Funds	1,625.9	1,669.7
Income Tax Payable	38.2	135.7
Deferred Income Tax	261.2	417.2
Short-term Debt	312.3	225.1
Long-term Debt	2,570.2	2,631.3
Other Liabilities	1,815.1	1,567.6

Total Liabilities	51,602.0	48,363.3

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 358,691,567 and 364,842,919 shares	35.9	36.5
Additional Paid-in Capital	2,591.1	2,615.4
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	605.8	408.3
Net Unrealized Gain on Securities Other-Than-Temporarily Impaired	—	2.1
Net Gain on Cash Flow Hedges	408.7	361.0
Foreign Currency Translation Adjustment	(121.5)	(110.9)
Unrecognized Pension and Postretirement Benefit Costs	(444.1)	(318.6)
Retained Earnings	7,031.2	7,060.8
Treasury Stock - at cost: 65,975,613 and 48,269,467 shares	(1,530.1)	(1,110.2)

Total Stockholders' Equity	8,577.0	8,944.4

Total Liabilities and Stockholders' Equity	$60,179.0	$57,307.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars, except share data)
Revenue
Premium Income	$7,514.2	$7,431.4	$7,475.5
Net Investment Income	2,519.6	2,495.5	2,346.6
Realized Investment Gain (Loss)
Total Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(19.9)	(15.9)	(215.5)
Other-Than-Temporary Impairment Loss Recognized in Other Comprehensive Income	—	—	3.7
Net Impairment Loss Recognized in Earnings	(19.9)	(15.9)	(211.8)
Other Net Realized Investment Gain	15.0	40.6	223.5
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7
Other Income	249.1	241.6	257.2
Total Revenue	10,278.0	10,193.2	10,091.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,209.5	6,354.1	6,291.6
Commissions	879.2	855.4	837.1
Interest and Debt Expense	143.3	141.8	125.4
Deferral of Acquisition Costs	(628.3)	(607.7)	(593.6)
Amortization of Deferred Acquisition Costs	533.8	547.1	526.2
Impairment of Deferred Acquisition Costs	289.8	—	—
Compensation Expense	808.0	776.3	793.3
Other Expenses	785.5	794.9	818.7
Total Benefits and Expenses	10,020.8	8,861.9	8,798.7

Income Before Income Tax	257.2	1,331.3	1,292.3

Income Tax (Benefit)
Current	230.5	301.0	377.9
Deferred	(208.7)	144.2	61.8
Total Income Tax	21.8	445.2	439.7

Net Income	$235.4	$886.1	$852.6

Net Income Per Common Share
Basic	$0.78	$2.72	$2.57
Assuming Dilution	$0.78	$2.71	$2.57

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$36.5	$36.4	$36.3
Common Stock Activity	0.2	0.1	0.1
Retirement of Repurchased Common Shares	(0.8)	—	—
Balance at End of Year	35.9	36.5	36.4

Additional Paid-in Capital
Balance at Beginning of Year	2,615.4	2,587.4	2,546.9
Common Stock Activity	30.9	28.0	40.5
Retirement of Repurchased Common Shares	(55.2)	—	—
Balance at End of Year	2,591.1	2,615.4	2,587.4

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	341.9	341.0	(958.2)
Cumulative Effect of Accounting Principle Change - Note 1	—	—	(14.3)
All Other Changes During Year	107.0	0.9	1,313.5
Balance at End of Year	448.9	341.9	341.0

Retained Earnings
Balance at Beginning of Year	7,060.8	6,289.5	5,527.1
Net Income	235.4	886.1	852.6
Dividends to Stockholders (per common share: $0.395; $0.350; $0.315)	(121.0)	(114.8)	(104.5)
Retirement of Repurchased Common Shares	(144.0)	—	—
Cumulative Effect of Accounting Principle Change - Note 1	—	—	14.3
Balance at End of Year	7,031.2	7,060.8	6,289.5

Treasury Stock
Balance at Beginning of Year	(1,110.2)	(754.2)	(754.2)
Purchases of Treasury Stock	(419.9)	(356.0)	—
Balance at End of Year	(1,530.1)	(1,110.2)	(754.2)

Total Stockholders' Equity at End of Year	$8,577.0	$8,944.4	$8,500.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$235.4	$886.1	$852.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	37.0	1.7	113.9
Change in Deferred Acquisition Costs	(94.5)	(60.6)	(67.4)
Impairment of Deferred Acquisition Costs	289.8	—	—
Change in Insurance Reserves and Liabilities	1,113.9	537.8	441.2
Change in Income Taxes	(301.7)	164.3	59.2
Change in Other Accrued Liabilities	68.4	(95.5)	(18.4)
Non-cash Adjustments to Net Investment Income	(240.6)	(276.2)	(239.8)
Net Realized Investment (Gain) Loss	4.9	(24.7)	(11.7)
Depreciation	81.1	75.4	74.5
Other, Net	—	(11.5)	32.9
Net Cash Provided by Operating Activities	1,193.7	1,196.8	1,237.0

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	1,181.9	1,122.8	1,427.2
Proceeds from Maturities of Fixed Maturity Securities	1,692.7	2,192.8	1,132.5
Proceeds from Sales and Maturities of Other Investments	131.9	140.3	250.5
Purchase of Fixed Maturity Securities	(2,760.1)	(3,798.6)	(3,848.8)
Purchase of Other Investments	(304.1)	(332.8)	(267.7)
Net Sales (Purchases) of Short-term Investments	(254.6)	(288.1)	199.0
Other, Net	(98.0)	(110.1)	(106.6)
Net Cash Used by Investing Activities	(410.3)	(1,073.7)	(1,213.9)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	87.2	—	(190.5)
Issuance of Long-term Debt	—	396.9	346.8
Long-term Debt Repayments	(84.4)	(78.3)	(59.8)
Issuance of Common Stock	14.8	10.0	8.0
Repurchase of Common Stock	(619.9)	(356.0)	—
Dividends Paid to Stockholders	(121.0)	(114.8)	(104.5)
Other, Net	2.9	1.1	(1.5)
Net Cash Used by Financing Activities	(720.4)	(141.1)	(1.5)

Effect of Foreign Exchange Rate Changes on Cash	—	—	0.1

Net Increase (Decrease) in Cash and Bank Deposits	63.0	(18.0)	21.7

Cash and Bank Deposits at Beginning of Year	53.6	71.6	49.9

Cash and Bank Deposits at End of Year	$116.6	$53.6	$71.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Net Income	$235.4	$886.1	$852.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $812.4; $522.6; $1,375.9)	1,544.4	989.0	2,593.1
Change in Net Unrealized Gains on Securities Other-Than-Temporarily Impaired (net of tax expense (benefit) of $(1.1); $(0.5); $9.3)	(2.1)	(0.9)	17.3
Total Change in Net Unrealized Gains on Securities Before Reclassification Adjustment (net of tax expense of $811.3; $522.1; $1,385.2)	1,542.3	988.1	2,610.4
Reclassification Adjustment for Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $13.0; $3.5; $(79.0))	(22.5)	(6.4)	151.0
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $25.2; $(5.0); $(45.3))	47.7	(9.8)	(87.7)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $703.3; $501.0; $816.6)	(1,324.4)	(950.9)	(1,534.9)
Change in Foreign Currency Translation Adjustment (net of tax expense of $ - ; $0.6; $ - )	(10.6)	(32.2)	98.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(67.4); $(12.7); $42.0)	(125.5)	12.1	75.8
Total Other Comprehensive Income	107.0	0.9	1,313.5

Comprehensive Income	$342.4	$887.0	$2,166.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Such accounting principles differ from statutory accounting principles (see Note 14). Intercompany transactions have been eliminated. In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to December 31, 2011, for recognition or disclosure in our financial statements and notes to our financial statements.

Description of Business: We are the largest provider of group and individual disability products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including life insurance, employer- and employee-paid group benefits, and other related services. We market our products primarily to employers interested in providing benefits to their employees.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other reporting segments are Closed Block and Corporate. See Note 12 for further discussion of our operating segments.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Fixed Maturity Securities: Fixed maturity securities include long-term bonds and redeemable preferred stocks. Fixed maturity securities not bought and held for the purpose of selling in the near term but for which we do not have the positive intent and ability to hold to maturity are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to other-than-temporary impairment losses recognized in earnings, are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate available information, both positive and negative, in reaching our conclusions. Although available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security. See also Notes 2 and 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Mortgage Loans: Mortgage loans are generally held for investment and are carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Prepayment penalties are recognized as investment income when received.

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for further inspection, analysis, and reevaluation. For mortgage loans on which collection of investment income is uncertain, we discontinue the accrual of investment income and recognize investment income in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans and considering the underlying collateral, the value of which is periodically assessed. Additions and reductions to our allowance are reported as a component of net realized investment gain or loss. We do not purchase mortgage loans with existing credit impairments. See also Note 3.

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $2,838.3 million and $2,790.5 million of policy loans ceded to reinsurers at December 31, 2011 and 2010, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of freestanding derivatives with a positive fair value, tax credit partnerships, and private equity partnerships. Freestanding derivatives are more fully described in the derivatives accounting policy which follows.

Tax credit partnerships in which we have invested were formed for the purpose of investing in the construction and rehabilitation of low-income housing.  Because the partnerships are structured such that there is no return of principal, the primary sources of investment return from our tax credit partnerships are tax credits and tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment.  These partnerships are accounted for using either the equity or the effective yield method, depending primarily on whether the tax credits are guaranteed through a letter of credit, a tax indemnity agreement, or another similar arrangement. Tax credits received from these partnerships are reported in our consolidated statements of income as either a reduction of state premium taxes, which are a component of other expenses, or a reduction of income tax. For those partnerships accounted for under the equity method, the amortization of the principal amount invested in these partnerships is reported as a component of net investment income. For those partnerships accounted for under the effective yield method, amortization of the principal amount invested is reported as a component of income tax or other expenses.

Our investments in private equity partnerships are passive in nature.  The underlying investments held by these partnerships include both equity and debt securities and are accounted for using the equity or cost method, depending on the level of ownership and the degree of our influence over partnership operating and financial policies. For partnerships accounted for under the equity method, our portion of partnership earnings is reported as a component of net investment income in our consolidated statements of income. For those partnerships accounted for under the cost method, we record income received from partnership distributions as either a component of net investment income or of net realized investment gain or loss, in accordance with the source of the funds distributed from the partnership.

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

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either assets or liabilities in our consolidated balance sheets and are reported at fair value. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk(s) related to specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk(s) of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship, using qualitative and quantitative methods. Qualitative methods include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. For those derivatives that are designated and qualify as hedging instruments, the derivative is designated, based upon the exposure being hedged, as one of the following:

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

Our freestanding derivatives all qualify as hedges and have been designated as either cash flow hedges or fair value hedges. We do not have any speculative positions in our freestanding derivatives. For a derivative not designated as a hedging instrument, the change in fair value is recognized in earnings during the period of change. Changes in the fair values of certain embedded derivatives are reported as a component of net realized investment gain or loss during the period of change.

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

We prioritize the inputs to fair valuation techniques and use unobservable inputs to the extent that observable inputs are not available. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significance of the inputs. The fair value hierarchy gives the highest priority to inputs which are unadjusted and represent quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See also Note 2.

Realized Investment Gains and Losses: Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income and are based upon specific identification of the investments sold. If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security's amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition.  For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income.

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

Loss recognition is generally performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition tests. If loss recognition testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $670.9 million and $641.6 million as of December 31, 2011 and 2010, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $30.3 million and $37.6 million at December 31, 2011 and 2010, respectively. The accumulated amortization for value of business acquired was $119.3 million and $112.5 million as of December 31, 2011 and 2010, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.4 million, $7.4 million, and $7.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Short-term and Long-term Debt: Debt is generally carried at the unpaid principal balance, net of unamortized discount or premium. Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term, and securities lending agreements collateralized by cash. We account for all of our securities lending agreements and repurchase agreements as collateralized financings, and the carrying amount of the related short-term debt represents our liability to return cash collateral to the counterparty. Original issue discount or premium as well as debt issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. The carrying amount of long-term debt that is part of a fair value hedge program includes an adjustment to reflect the effect of the change in fair value attributable to the risk being hedged. Net interest settlements for fair value hedges on our long-term debt are recognized as a component of interest expense.

Treasury Stock and Retirement of Common Stock: Treasury stock is reflected as a reduction of stockholders' equity at cost. When shares are retired, the par value is removed from common stock, and the excess of the repurchase price over par is allocated between additional paid-in capital and retained earnings.

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

Reinsurance activity is accounted for on a basis consistent with the terms of the reinsurance contracts and the accounting used for the original policies issued. Premium income and benefits and change in reserves for future benefits are presented in our consolidated statements of income net of reinsurance ceded. Ceded liabilities for policy and contract benefits, future policy and contract benefits, and unearned premiums are reported on a gross basis in our consolidated balance sheets, as are ceded policy loans. Our reinsurance recoverable includes the balances due from reinsurers under the terms of the reinsurance agreements for these ceded balances as well as settlement amounts currently due.

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2011 and 2010 was $81.0 million and $100.2 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2011, 2010, and 2009, premium tax expense was $134.9 million, $129.4 million, and $130.2 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. We use the Black-Scholes options valuation model for estimating the fair value of stock options and the Monte-Carlo model for estimating the fair value of our performance restricted stock units. Nonvested stock awards are valued based on the fair value of common stock at the grant date, and cash-settled awards are measured each reporting period based on the current stock price. Stock-based awards that do not require future service are expensed immediately, and stock-based awards that require future service are amortized over the relevant service period, with an offsetting increase to additional paid-in capital in stockholders' equity.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards. In computing earnings per share assuming dilution, only potential common shares resulting from stock-based awards that are dilutive (those that reduce earnings per share) are included. We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of earnings per share assuming dilution.

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet dates. The translation gain or loss is generally reported in accumulated other comprehensive income, net of deferred tax. We do not provide for deferred taxes to the extent unremitted foreign earnings are deemed permanently invested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $385.5 million and $364.4 million at December 31, 2011 and 2010, respectively.

Accounting Updates Adopted in 2011:

Accounting Standards Codification (ASC) 310 "Receivables"

In April 2011, the Financial Accounting Standards Board (FASB) issued an update to provide additional clarification to help creditors in determining whether a creditor has granted a concession as well as whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. We adopted this update effective July 1, 2011. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operations.

Accounting Updates Adopted in 2010:

ASC 310 "Receivables"

In July 2010, the FASB issued an update to require additional disclosures regarding the credit quality of financing receivables, including the entity's credit risk exposure, its assessment of risk in estimating its allowance for credit losses, changes in the allowance for credit losses and the reason for those changes, and troubled debt restructuring. We adopted all of the required disclosures effective December 31, 2010 except for troubled debt restructuring disclosures which were deferred by the FASB. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operation.

ASC 810 "Consolidation"

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

ASC 820 "Fair Value Measurements and Disclosures"

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

ASC 860 "Transfers and Servicing"

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

Accounting Updates Adopted in 2009:

ASC 105 "Generally Accepted Accounting Principles"

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

ASC 320 "Investments - Debt and Equity Securities"

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

ASC 715 "Compensation - Retirement Benefits"

In December 2008, the FASB issued a new accounting standard, now included in ASC 715, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted this standard effective December 31, 2009.  The adoption of this standard expanded our disclosures but had no effect on our financial position or results of operations.

ASC 815 "Derivatives and Hedging"

In March 2008, the FASB issued a new accounting standard, now included in ASC 815, to provide additional guidance intended to improve financial reporting about derivative instruments and hedging activities. This standard requires enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. We adopted this standard effective January 1, 2009. The adoption of this standard expanded our disclosures but had no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC 820 "Fair Value Measurements and Disclosures"

In April 2009, the FASB issued a new accounting standard, now included in ASC 820, to provide additional guidance for estimating fair value but reemphasized that the objective of fair value measurement remained an exit price. This standard provides guidance for determining whether there has been a significant decrease in the volume and level of activity in the market and provides factors for companies to consider in identifying transactions that are not orderly. The standard also discusses the necessity of adjustments to transaction or quoted prices to estimate fair value when it is determined that there has been a significant decrease in the volume and level of activity or that the transaction is not orderly. We adopted this standard effective April 1, 2009. The adoption of this standard expanded our disclosures but had no material effect on our financial position or results of operations.

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

In September 2009, the FASB issued an update to permit a reporting entity to measure the fair value of an investment on the basis of net asset value per share if the net asset value is calculated in a manner consistent with the measurement principles of U.S. GAAP for investment companies. This update also requires disclosures by major category of investments about the attributes of investments, such as the nature of any restrictions on the investor's ability to redeem its investments, any unfunded commitments, and the investment strategies of the investees. We adopted this update effective December 31, 2009. The adoption of this update had no effect on our financial position or results of operations.

ASC 825 "Financial Instruments"

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

ASC 855 "Subsequent Events"

In May 2009, the FASB issued a new accounting standard, now included in ASC 855, to provide subsequent events guidance. This topic was previously addressed only in the auditing literature, and is largely similar to the auditing guidance with limited exceptions which are not intended to result in significant changes in practice. We adopted this standard effective June 30, 2009. The FASB issued an update in February 2010 to remove the requirement, for certain entities, to disclose the date through which subsequent events have been evaluated. The adoptions of this standard and subsequent update had no effect on our financial position or results of operations.

Accounting Updates Outstanding:

ASC 210 "Balance Sheet - Disclosures about Offsetting Assets and Liabilities"

In December 2011, the FASB issued an update to require additional disclosures and information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement. These disclosures are intended to provide information that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments in this update are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this update will expand our disclosures but will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC 220 "Comprehensive Income"

In June 2011, the FASB issued an update related to the financial statement presentation of comprehensive income. This update will require that non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present net income and its components, followed consecutively by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued an update to indefinitely defer the effective date pertaining to the presentation of reclassification adjustments and reinstated the previous requirement to present reclassification adjustments either on the face of the statement or in financial statement footnotes. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will modify our financial statement presentation but will have no effect on our financial position or results of operations.

ASC 350 "Intangibles - Goodwill and Other"

In September 2011, the FASB issued an update which gives companies the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update are effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011. The adoption of this update will have no effect on our financial position or results of operations.

ASC 820 "Fair Value Measurements and Disclosures"

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

ASC 860 "Transfers and Servicing"

In April 2011, the FASB issued an update to revise the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possess adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update are effective for interim and annual reporting periods beginning on or after December 15, 2011. The adoption of this update will have no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC 944 "Financial Services - Insurance"

In October 2010, the FASB issued an update to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update modify the existing guidance and require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. The amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and permit retrospective application.
Our retrospective adoption of this update during the first quarter of 2012 is expected to result in a cumulative effect decrease in stockholders' equity as of January 1, 2012, 2011, and 2010 of approximately $407 million, $459 million, and $455 million, respectively. Our net income is expected to be impacted as follows:

	Year Ended December 31
	2011		2010		2009
	(in millions)	per share*	(in millions)	per share*	(in millions)	per share*
Net Income, Before Adoption	$235.4	$0.78	$886.1	$2.71	$852.6	$2.57
After-tax Impact of Adoption,
Excluding Impact from Impairment of
Deferred Acquisition Costs - Note 5	(12.1)	(0.04)	(7.4)	(0.02)	(5.3)	(0.02)
After-tax Impairment of Deferred Acquisition Costs
Before Adoption	188.4	0.62	—	—	—	—
After Adoption	(127.5)	(0.42)	—	—	—	—
Net Income, After Adoption	$284.2	$0.94	$878.7	$2.69	$847.3	$2.55

* Assuming Dilution

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

	December 31
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,486.7	$42,486.7	$40,035.6	$40,035.6
Mortgage Loans	1,612.3	1,789.8	1,516.8	1,685.4
Policy Loans	3,051.4	3,124.4	2,996.1	3,044.4
Other Long-term Investments
Derivatives	137.7	137.7	99.1	99.1
Equity Securities	11.2	11.2	10.4	10.4
Miscellaneous Long-term Investments	490.3	490.3	419.8	419.8

Liabilities
Policyholders' Funds
Deferred Annuity Products	$641.1	$641.1	$656.3	$656.3
Supplementary Contracts without Life Contingencies	502.6	502.6	508.5	508.5
Short-term Debt	312.3	312.3	225.1	226.8
Long-term Debt	2,570.2	2,540.2	2,631.3	2,483.8
Other Liabilities
Derivatives	173.7	173.7	199.6	199.6
Embedded Derivative in Modified Coinsurance Arrangement	135.7	135.7	96.3	96.3
Unfunded Commitments to Investment Partnerships	160.6	160.6	169.9	169.9

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. The carrying amounts of ceded policy loans of $2,838.3 million and $2,790.5 million as of December 31, 2011 and 2010, respectively, are reported on a gross basis in our consolidated balance sheets and approximate fair value.

Miscellaneous Long-term Investments: Carrying amounts approximate fair value.

Policyholders' Funds: Policyholders' funds are comprised primarily of deferred annuity products and supplementary contracts without life contingencies. The carrying amounts approximate fair value.

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Short-term and Long-term Debt: Fair values for short-term and long-term debt other than securities lending agreements are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Carrying amounts for securities lending agreements approximate fair value.

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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

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

At December 31, 2011, approximately 10.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 89.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 71.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Approximately 4.1 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

•
Approximately 13.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

The categorization of fair value measurements by input level is as follows:

	December 31, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$326.6	$977.8	$—	$1,304.4
States, Municipalities, and Political Subdivisions	107.3	1,416.2	68.1	1,591.6
Foreign Governments	—	1,376.7	—	1,376.7
Public Utilities	718.0	9,576.4	338.9	10,633.3
Mortgage/Asset-Backed Securities	—	2,941.5	31.7	2,973.2
All Other Corporate Bonds	3,469.5	20,415.1	665.5	24,550.1
Redeemable Preferred Stocks	—	20.2	37.2	57.4
Total Fixed Maturity Securities	4,621.4	36,723.9	1,141.4	42,486.7

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	134.2	—	134.2
Foreign Exchange Contracts	—	3.5	—	3.5
Total Derivatives	—	137.7	—	137.7
Equity Securities	—	—	11.2	11.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$32.9	$—	$32.9
Foreign Exchange Contracts	—	140.8	—	140.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	135.7	135.7
Total Derivatives	—	173.7	135.7	309.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2011		2010
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$169.8	$—	$95.9	$—
States, Municipalities, and Political Subdivisions	47.7	274.9	36.2	33.7
Foreign Governments	—	0.7	0.7	—
Public Utilities	362.1	534.2	483.2	673.6
All Other Corporate Bonds	1,426.5	2,452.7	1,940.1	1,676.6
Redeemable Preferred Stocks	—	—	—	5.5
Total Fixed Maturity Securities	$2,006.1	$3,262.5	$2,556.1	$2,389.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.5	$28.0	$—	$37.6	$—	$68.1
Public Utilities	173.6	0.2	26.9	34.8	(3.2)	259.9	(153.3)	338.9
Mortgage/Asset-Backed Securities	0.7	—	(0.8)	31.9	(0.1)	—	—	31.7
All Other Corporate Bonds	829.7	(2.4)	8.9	133.6	(81.4)	250.1	(473.0)	665.5
Redeemable Preferred Stocks	21.7	—	1.2	—	—	14.3	—	37.2
Total Fixed Maturity Securities	1,025.7	(2.2)	38.7	228.3	(84.7)	561.9	(626.3)	1,141.4

Equity Securities	1.5	(0.6)	(1.7)	3.0	—	9.0	—	11.2
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	(39.4)	—	—	—	—	—	(135.7)

	Year Ended December 31, 2010
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
Fixed Maturity Securities
Public Utilities	$264.3	$(1.0)	$11.0	$—	$(7.5)	$120.5	$(213.7)	$173.6
Mortgage/Asset-Backed Securities	4.7	—	0.3	—	(4.3)	—	—	0.7
All Other Corporate Bonds	580.0	(5.5)	53.7	105.3	(58.3)	444.6	(290.1)	829.7
Redeemable Preferred Stocks	20.4	—	1.3	—	—	—	—	21.7
Total Fixed Maturity Securities	869.4	(6.5)	66.3	105.3	(70.1)	565.1	(503.8)	1,025.7

Equity Securities	1.5	—	0.1	—	(0.1)	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(117.4)	21.1	—	—	—	—	—	(96.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) for the years ended December 31, 2011 and 2010 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $(39.4) million and $21.1 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2011 and 2010, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,005.8	$299.7	$1.1	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	222.6	8.8	1,591.6
Foreign Governments	1,139.4	237.3	—	1,376.7
Public Utilities	9,015.7	1,646.2	28.6	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	344.1	5.5	2,973.2
All Other Corporate Bonds	21,411.6	3,314.8	176.3	24,550.1
Redeemable Preferred Stocks	55.8	3.5	1.9	57.4
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$222.2	$42,486.7

There were no other-than-temporary impairments recognized in accumulated other comprehensive income as of December 31, 2011.

	December 31, 2010
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Other-Than- Temporary Impairments in AOCI (1)
United States Government and Government Agencies and Authorities	$981.7	$128.6	$8.6	$1,101.7	$—
States, Municipalities, and Political Subdivisions	1,271.0	21.5	47.3	1,245.2	—
Foreign Governments	1,248.6	160.7	—	1,409.3	—
Public Utilities	8,874.2	854.3	44.3	9,684.2	—
Mortgage/Asset-Backed Securities	3,047.8	338.3	0.6	3,385.5	—
All Other Corporate Bonds	21,067.5	2,221.3	134.1	23,154.7	3.9
Redeemable Preferred Stocks	55.8	1.7	2.5	55.0	—
Total Fixed Maturity Securities	$36,546.6	$3,726.4	$237.4	$40,035.6	$3.9

(1)	Accumulated Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	December 31, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.3	$1.1
States, Municipalities, and Political Subdivisions	51.6	1.3	75.3	7.5
Public Utilities	192.0	7.9	142.2	20.7
Mortgage/Asset-Backed Securities	94.2	4.8	19.6	0.7
All Other Corporate Bonds	1,703.9	65.5	684.9	110.8
Redeemable Preferred Stocks	—	—	20.9	1.9
Total Fixed Maturity Securities	$2,041.7	$79.5	$949.2	$142.7

	December 31, 2010
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$23.9	$3.1	$10.9	$5.5
States, Municipalities, and Political Subdivisions	660.6	28.4	100.3	18.9
Public Utilities	1,073.8	41.0	41.0	3.3
Mortgage/Asset-Backed Securities	34.5	0.1	45.5	0.5
All Other Corporate Bonds	1,667.2	48.3	1,071.7	85.8
Redeemable Preferred Stocks	7.6	0.4	20.7	2.1
Total Fixed Maturity Securities	$3,467.6	$121.3	$1,290.1	$116.1

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2011
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$715.1	$16.0	$701.4	$0.1	$29.6
Over 1 year through 5 years	5,161.5	449.8	4,949.0	20.7	641.6
Over 5 years through 10 years	9,630.5	1,266.3	9,903.8	52.8	940.2
Over 10 years	18,499.0	3,992.0	21,082.2	143.1	1,265.7
	34,006.1	5,724.1	36,636.4	216.7	2,877.1
Mortgage/Asset-Backed Securities	2,634.6	344.1	2,859.4	5.5	113.8
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$39,495.8	$222.2	$2,990.9

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

At December 31, 2011, the fair value of investment-grade fixed maturity securities was $39,675.8 million, with a gross unrealized gain of $5,951.6 million and a gross unrealized loss of $140.3 million. The gross unrealized loss on investment-grade fixed maturity securities was 63.1 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2011, the fair value of below-investment-grade fixed maturity securities was $2,810.9 million, with a gross unrealized gain of $116.6 million and a gross unrealized loss of $81.9 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 36.9 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2011, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2011, we held 92 individual investment-grade fixed maturity securities and 55 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 42 investment-grade fixed maturity securities and 22 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer’s balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security.

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

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Balance at Beginning of Year	$8.5	$18.3	$—
Credit Losses Remaining in Retained Earnings Related to the Adoption of Accounting Standard	—	—	30.8
Impairment Recognized on Securities not Previously Impaired	—	—	38.4
Additional Impairment Recognized on Securities Previously Impaired	—	—	4.4
Sales or Maturities of Securities	(8.5)	(9.8)	(38.3)
Reduction for Credit Loss Impairments Previously Recognized due to Change in Intent to Sell	—	—	(17.0)
Balance at End of Year	$—	$8.5	$18.3

At December 31, 2011, we had non-binding commitments of $35.0 million to fund private placement fixed maturity securities.
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

As of December 31, 2011, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $428.3 million, comprised of $329.9 million of tax credit partnerships and $98.4 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $160.6 million at December 31, 2011. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $65.4 million to fund certain private equity partnerships at December 31, 2011.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $121.3 million, $0.1 million, and $8.0 million, respectively, as of December 31, 2011.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At December 31, 2011, we had non-binding commitments to fund approximately $0.5 million to the underlying partnerships.  The amount of funding provided to the partnerships during the years ended December 31, 2011 and 2010 was de minimis.

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

Mortgage loans by property type and geographic region are as follows:

	December 31
	2011		2010
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$28.0	1.8%	$33.7	2.2%
Industrial	502.0	31.1	458.2	30.2
Mixed	93.5	5.8	95.8	6.3
Office	659.3	40.9	634.7	41.9
Retail	322.4	20.0	286.9	18.9
Other	7.1	0.4	7.5	0.5
Total	$1,612.3	100.0%	$1,516.8	100.0%

Region
New England	$147.0	9.1%	$146.8	9.7%
Mid-Atlantic	174.1	10.8	184.8	12.2
East North Central	212.7	13.2	171.7	11.3
West North Central	151.2	9.4	134.6	8.9
South Atlantic	383.8	23.8	372.0	24.5
East South Central	52.4	3.3	26.9	1.8
West South Central	160.4	9.9	171.8	11.3
Mountain	69.5	4.3	60.7	4.0
Pacific	261.2	16.2	247.5	16.3
Total	$1,612.3	100.0%	$1,516.8	100.0%

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2011	2010
	(in millions of dollars)
Internal Rating
Aa	$10.9	$19.0
A	712.6	744.4
Baa	855.0	732.9
Ba	20.7	20.5
B	13.1	—
Total	$1,612.3	$1,516.8

Loan-to-Value Ratio
<= 65%	$578.4	$425.3
> 65% <= 75%	802.3	869.2
> 75% <= 85%	165.1	161.9
> 85% <= 100%	66.5	60.4
Total	$1,612.3	$1,516.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$3.2	$—
Provision	—	2.4	5.5
Charge-offs, Net of Recoveries	—	(4.1)	(2.3)
Balance at End of Year	$1.5	$1.5	$3.2

Impaired mortgage loans are as follows:

	December 31, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.4	$9.4	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.5	$24.0	$1.5

	December 31, 2010
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.8	$9.8	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.9	$24.4	$1.5

For the years ended December 31, 2011, 2010, and 2009, our average investment in impaired mortgage loans was $21.3 million, $22.9 million, and $7.4 million, respectively. For the years ended December 31, 2011 and 2009, we recognized $0.8 million and $0.1 million of interest income, respectively, on mortgage loans subsequent to impairment. During 2010, no interest income was recognized on mortgage loans subsequent to impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Our troubled debt restructurings consist of loan foreclosures or the acceptance of a discounted payoff and/or sale of the loan. A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Foreclosure
Carrying Amount	$19.9	$7.2	$21.1
Number of Loans	2	1	1

Payoff/Sale
Carrying Amount	$3.2	$4.7	$8.4
Realized Loss	$0.2	$1.4	$2.1
Number of Loans	1	3	2

We had no realized losses on foreclosures for the years ended December 31, 2011, 2010, and 2009.

As of December 31, 2011, we held one mortgage loan that was past due regarding principal and interest payments and for which we had discontinued the accrual of investment income. This loan was greater than 90 days past due and had a carrying value of $9.4 million. As of December 31, 2010, none of our mortgage loans were past due regarding principal and interest payments, and none were on nonaccrual status.

At December 31, 2011, we had no commitments to fund commercial mortgage loans.

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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements. These agreements increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. Generally, cash is received as collateral under these agreements and is typically reinvested in short-term investments. In the event that securities are received as collateral, we are not permitted to sell or re-post them.

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of December 31, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $319.1 million, for which we received collateral in the form of cash and securities of $312.3 million and $16.7 million, respectively. We had no outstanding securities lending agreements at December 31, 2010. We had no outstanding repurchase agreements at December 31, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Fixed Maturity Securities	$2,425.2	$2,401.9	$2,268.5
Derivative Financial Instruments	22.9	17.2	13.5
Mortgage Loans	100.1	91.1	81.0
Policy Loans	14.1	13.9	12.4
Other Long-term Investments	13.1	18.5	11.5
Short-term Investments	2.9	3.2	6.9
Gross Investment Income	2,578.3	2,545.8	2,393.8
Less Investment Expenses	26.9	28.2	29.2
Less Investment Income on PFA Assets	17.4	18.8	18.0
Less Amortization of Tax Credit Partnerships	14.4	3.3	—
Net Investment Income	$2,519.6	$2,495.5	$2,346.6

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$74.0	$61.1	$48.6
Gross Losses on Sales	(24.0)	(41.3)	(83.5)
Other-Than-Temporary Impairment Loss	(19.9)	(15.9)	(211.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.1	7.9	10.0
Gross Losses on Sales	(0.5)	(0.5)	(0.4)
Impairment Loss	(0.6)	(3.8)	(8.1)
Embedded Derivative in Modified Coinsurance Arrangement	(39.4)	21.1	243.1
Other Derivatives	—	—	12.3
Foreign Currency Transactions	(1.6)	(3.9)	1.5
Net Realized Investment Gain (Loss)	$(4.9)	$24.7	$11.7

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $19.9 million at December 31, 2011. We held cash collateral of $45.6 million and $39.1 million from our counterparties as of December 31, 2011 and 2010, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $114.9 million and $158.8 million at December 31, 2011 and 2010, respectively. We had no cash posted as collateral to our counterparties at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $173.7 million and $199.6 million at December 31, 2011 and 2010, respectively.

Hedging Activity

The table below summarizes by notional amounts the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at December 31, 2008	$174.0	$931.8	$1,160.0	$266.3	$2,532.1
Additions	—	70.9	—	5.9	76.8
Terminations	—	340.8	380.0	267.4	988.2
Balance at December 31, 2009	174.0	661.9	780.0	4.8	1,620.7
Additions	250.0	—	350.0	115.6	715.6
Terminations	250.0	44.0	240.0	120.4	654.4
Balance at December 31, 2010	174.0	617.9	890.0	—	1,681.9
Additions	—	—	—	46.9	46.9
Terminations	—	63.9	205.0	46.9	315.8
Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$1,413.0

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at December 31, 2011, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2012	2013	Total
	(in millions of dollars)
Notional Value	$185.0	$150.0	$335.0
Weighted Average Receive Rate	6.49%	6.34%	6.42%
Weighted Average Pay Rate	0.58%	0.58%	0.58%

Cash Flow Hedges

As of December 31, 2011 and 2010, we had $335.0 million and $540.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of December 31, 2011 and 2010, we had $554.0 million and $617.9 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign dollar-denominated securities.

During 2011, we entered into and subsequently terminated $46.9 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called and/or sold, and we recognized a gain of $0.4 million on the termination of these hedges. The gain was recognized in other comprehensive income and subsequently amortized into net investment income. We had no open forward treasury locks at December 31, 2010.

During 2010, we entered into and subsequently terminated $250.0 million notional amount of forward starting interest rate swaps used to hedge the interest rate risk associated with the anticipated issuance of long-term debt. The swaps were terminated at the time the debt was issued. We recognized a loss of $18.5 million on the termination of these hedges. This loss was recognized in other comprehensive income and is being amortized into earnings as a component of interest and debt expense, which has the effect of increasing the periodic interest expense on our debt issued in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

During 2010, we entered into and subsequently terminated $115.6 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. The treasury locks were terminated in 2010 at the time the securities were called and/or sold. We recognized a loss of $1.0 million on the termination of these hedges. This loss was recognized as a component of net realized investment gain or loss or of net investment income.

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

For the years ended December 31, 2011 and 2010, there was no material ineffectiveness related to our cash flow hedges. For the year ended December 31, 2009, we reclassified $12.3 million of net gains into earnings as a result of the discontinuance of cash flow hedges due to the improbability of the original forecasted transactions occurring during the time period originally anticipated. For the years ended December 31, 2011, 2010, and 2009, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2011, we expect to amortize approximately $35.1 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of December 31, 2011. Fluctuations in fair values of these derivatives between December 31, 2011 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2011, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of December 31, 2011 and 2010, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the years ended December 31, 2011, 2010, and 2009, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in gains (losses) of $8.1 million, $7.7 million, and $(15.3) million, respectively, with offsetting gains or losses, as applicable, on the related interest rate swaps.

As of December 31, 2011 and 2010, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the years ended December 31, 2011 and 2010, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(23.2) million and $14.4 million, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the years ended December 31, 2011, 2010, and 2009, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$134.2	Other Liabilities	$32.9
Foreign Exchange Contracts	Other L-T Investments	3.5	Other Liabilities	140.8
Total		$137.7		$173.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$135.7

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

	Year Ended December 31, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$50.3	$34.8	(1)
Interest Rate Swaps	—	3.5	(2)
Interest Rate Swaps	—	(1.6)	(3)
Foreign Exchange Contracts	—	(1.1)	(1)
Foreign Exchange Contracts	22.4	10.1	(2)
Total	$72.7	$45.7

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Year Ended December 31, 2010
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$28.1	$29.5	(1)
Interest Rate Swaps	—	7.3	(2)
Interest Rate Swaps	—	(0.5)	(3)
Interest Rate Swaps	—	(0.4)	(4)
Foreign Exchange Contracts	—	(1.9)	(1)
Foreign Exchange Contracts	(32.2)	(25.6)	(2)
Foreign Exchange Contracts	—	2.3	(3)
Total	$(4.1)	$10.7

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Gain (loss) recognized in interest and debt expense

(4)	Loss recognized in other income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2009
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	(in millions of dollars)
Interest Rate Swaps	$87.7	$24.9	(1)	$—
Interest Rate Swaps	—	8.1	(2)	—
Interest Rate Swaps	—	(0.1)	(4)	—
Foreign Exchange Contracts	(2.1)	(2.8)	(1)	—
Foreign Exchange Contracts	(83.1)	(73.4)	(2)	(2.0)	(2)
Foreign Exchange Contracts	42.0	1.7	(3)	14.3	(2)
Total	$44.5	$(41.6)		$12.3

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Gain recognized in interest and debt expense

(4)	Loss recognized in other income
The following table summarizes the location of and gains and losses on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$(39.4)	$21.1	$243.1

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2011	2010	2009
	(in millions of dollars)
Balance at January 1	$24,339.4	$24,585.7	$24,419.0
Less Reinsurance Recoverable	2,028.2	2,179.3	2,226.3
Net Balance at January 1	22,311.2	22,406.4	22,192.7

Incurred Related to
Current Year	4,684.4	4,517.9	4,433.3
Prior Years
Interest	1,262.9	1,268.9	1,285.4
All Other Incurred	209.1	(61.3)	(34.7)
Foreign Currency	(10.9)	(73.9)	206.7
Total Incurred	6,145.5	5,651.6	5,890.7

Paid Related to
Current Year	(1,588.6)	(1,514.8)	(1,451.6)
Prior Years	(4,324.2)	(4,232.0)	(4,225.4)
Total Paid	(5,912.8)	(5,746.8)	(5,677.0)

Net Balance at December 31	22,543.9	22,311.2	22,406.4
Plus Reinsurance Recoverable	2,042.6	2,028.2	2,179.3
Balance at December 31	$24,586.5	$24,339.4	$24,585.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2011, 2010, and 2009.

We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test. Included in our analysis for the long-term care product line during the fourth quarter of 2011 was a review of our reserve discount rate, mortality, and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in the third quarter of 2011 due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $289.8 million were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our current estimate of future benefit obligations. Of this amount, $248.1 million was related to claim reserves, and approximately $215.0 million can be attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

In December 2011, we analyzed our reserve assumptions for individual disability closed block claim reserves. Claim reserves supporting our individual disability closed block of business are calculated using assumptions based on actual experience believed to be currently appropriate. Claim reserves are subject to revision as current claim experience emerges and alters our view of future expectations. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business. We are now able, with a higher degree of confidence, to assess our own experience for older ages in our long duration lifetime claim block as our data has become credible. There is very little industry experience for lifetime disability benefits, as our insurance companies were the primary disability companies in the insurance industry at the time lifetime disability benefits were offered. These benefits were offered during the 1980s and 1990s, recent enough such that claimants are just reaching the older ages and providing us with data to build our claim experience base. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption and, as a result, increased our claim reserves for our individual disability closed block of business by $183.5 million. Of this amount, approximately $176.0 million can be attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

"Incurred Related to Prior Years - All Other Incurred," excluding the 2011 reserve charges discussed in the preceding paragraphs, declined in 2011 relative to the prior two years. The decrease relates primarily to a continued increased rate of claim recoveries for our Unum US group long-term disability line of business and our Closed Block individual disability line of business. Throughout the period 2009 to 2011, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claims management performance during 2011 for Unum US group long-term disability exceeded our long-term assumptions for claim resolution rates. For the Closed Block individual disability line of business, the claims management performance in 2011 was slightly favorable relative to 2010. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

	December 31
	2011	2010	2009
	(in millions of dollars)
Policy and Contract Benefits	$1,494.0	$1,565.0	$1,736.9
Reserves for Future Policy and Contract Benefits	43,051.9	39,715.0	37,740.8
Total	44,545.9	41,280.0	39,477.7
Less:
Life Reserves for Future Policy and Contract Benefits	7,454.2	7,380.7	7,247.5
Accident and Health Active Life Reserves	7,259.6	6,451.6	5,999.8
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	5,245.6	3,108.3	1,644.7
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,586.5	$24,339.4	$24,585.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Net Income	$21.8	$445.2	$439.7
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	(3.3)	(2.7)	1.5
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gains on Securities Not
Other-Than Temporarily Impaired	799.4	519.1	1,454.9
Change in Net Unrealized Gains and Losses on Securities
Other-Than Temporarily Impaired	(1.1)	(0.5)	1.6
Change in Net Gain on Cash Flow Hedges	25.2	(5.0)	(45.3)
Change in Adjustment to Reserves for Future Policy and Contract
Benefits, Net of Reinsurance and Other	(703.3)	(501.0)	(816.6)
Change in Foreign Currency Translation Adjustment	—	0.6	—
Change in Unrecognized Pension and Postretirement Benefit Costs	(67.4)	(12.7)	42.0
Stockholders' Equity - Retained Earnings
Adoption of ASC 320 Update - Note 1	—	—	7.7
Total	$71.3	$443.0	$1,085.5

A reconciliation of the income tax expense (benefit) attributable to income from operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2011	2010	2009
Statutory Income Tax	35.0%	35.0%	35.0%
Prior Year Tax Settlements	(14.5)	0.5	0.3
Foreign Items	(0.6)	(1.3)	(0.8)
Tax Credits	(7.6)	(0.6)	—
Other Items, Net	(3.8)	(0.2)	(0.5)
Effective Tax	8.5%	33.4%	34.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

Our deferred income tax asset and liability consists of the following:

	December 31
	2011	2010
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$257.0	$328.4
Unrealized Gains and Losses	507.8	392.7
Other	138.2	200.6
Gross Deferred Tax Liability	903.0	921.7

Deferred Tax Asset
Invested Assets	349.8	317.8
Employee Benefits	262.3	174.2
Other	29.7	16.6
Gross Deferred Tax Asset	641.8	508.6
Less Valuation Allowance	—	4.1
Net Deferred Tax Asset	641.8	504.5

Total Net Deferred Tax Liability	$261.2	$417.2

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Income Before Tax
United States - Federal	$83.2	$1,124.7	$1,065.2
Foreign	174.0	206.6	227.1
Total	$257.2	$1,331.3	$1,292.3

Current Tax Expense
United States - Federal	$218.4	$246.9	$283.7
Foreign	12.1	54.1	94.2
Total	230.5	301.0	377.9

Deferred Tax Expense (Benefit)
United States - Federal	(230.5)	148.5	91.4
Foreign	21.8	(4.3)	(29.6)
Total	(208.7)	144.2	61.8

Total	$21.8	$445.2	$439.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

Effective April 2011, the U.K. government began decreasing its corporation tax rates at a rate of at least one percent per year, with the ultimate goal of reducing the rate from 28 percent to 23 percent. The first income tax rate reduction, which was enacted in the third quarter of 2010 and was effective in April 2011, reduced the tax rate from 28 percent to 27 percent. In the third quarter of 2011, an income tax rate reduction was enacted which reduced the tax rate from 27 percent to 26 percent, retroactive to April 2011, and from 26 percent to 25 percent, effective April 2012.  We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, and as such, we recorded a reduction of $6.8 million and $2.7 million to our income tax expense during 2011 and 2010, respectively.
We consider the unremitted earnings of our foreign operations to be permanently invested and therefore have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. affiliates. Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings. As of December 31, 2011 and 2010, we have not made a provision for U.S. taxes on approximately $884.2 million and $1,027.7 million, respectively, of the excess of the carrying amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of a deferred tax liability related to investments in these foreign subsidiaries is not practicable.

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2011	2010	2009
	(in millions of dollars)
Balance at Beginning of Year	$138.9	$146.8	$149.8
Tax Positions Related to Prior Years
Additions	4.4	3.6	8.5
Subtractions	(11.8)	(11.5)	(11.5)
Settlements with Tax Authorities	(44.6)	—	—
Balance at End of Year	86.9	138.9	146.8
Less Tax Attributable to Temporary Items Included Above	(86.9)	(123.7)	(131.6)
Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$—	$15.2	$15.2

Included in the balances at December 31, 2011, 2010, and 2009 are $86.9 million, $123.7 million, and $131.6 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of accrued interest and penalties in our consolidated balance sheets as of December 31, 2011, 2010, and 2009 are $12.3 million, $25.4 million, and $19.9 million, respectively. A reduction of unrecognized tax benefits occurred during 2011 as a result of a settlement with the Internal Revenue Service (IRS), described as follows, and resulted in a reduction of interest expense of $13.1 million.  We recognized interest related to unrecognized tax expense in our consolidated statements of income of $5.5 million and $6.5 million during 2010 and 2009, respectively. There were no changes to our unrecognized tax benefits as a result of settlements or lapses in statutes of limitations during 2010 and 2009. It is reasonably possible that unrecognized tax benefits could decrease within the next 12 months by $0 to $73.0 million as a result of additional IRS settlements or lapses in statutes of limitations.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the IRS with regard to our U.S. federal income tax returns. During the fourth quarter of 2011, the Congressional Joint Committee on Taxation approved our final settlement with the IRS for tax years 1996 to 2004.  The settlement resulted from our administrative appeal of audit adjustments relating primarily to insurance tax reserves and losses incurred by foreign subsidiaries.  As a result of the settlement, we recognized in our 2011 operating results a reduction in our federal income taxes of $41.3 million as well as interest income of $17.5 million before tax and $11.4 million after tax.  We expect to receive a cash refund of taxes and interest under this settlement of approximately $60.0 million in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

During 2010, the IRS completed its examination of tax years 2005 and 2006 and issued a revenue agent's report (RAR) in December 2010. In January 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments.

Included in 2009 operating results is a refund of interest of $0.3 million before tax and $0.2 million after tax attributable to tax year 1998.

Tax years subsequent to 2006 remain subject to examination by tax authorities in the U.S. Tax years subsequent to 2009 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all proposed and potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations. However, it is possible that the resolution of income tax matters could produce quarterly volatility in our results of operations in future periods.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law.  Among other things, the new legislation reduces the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the new legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012.  Employers that receive the subsidy were required to recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted.  Our income tax expense for the year ended December 31, 2010 includes a non-cash tax charge of $10.2 million which was recorded in the first quarter of 2010 to reflect the impact of the tax law change.

As of December 31, 2011, we had no net operating loss carryforward for U.S. income taxes. In 2011, as part of the previously described IRS settlement, we released the $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions for which we previously believed we would not realize a tax benefit.

Total income taxes paid net of refunds during 2011, 2010, and 2009 were $303.5 million, $273.0 million, and $381.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2011	2010
	(in millions of dollars)
Senior Secured Notes, variable due 2037, callable at or above par	$560.0	$634.4
Senior Secured Notes, variable due 2036, callable at or above par	72.5	82.5
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.6	399.5
Notes @ 7.125% due 2016, callable at or above par	358.8	335.6
Notes @ 6.85% due 2015, callable at or above par	296.7	296.7
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Long-term Debt	2,570.2	2,631.3
Securities Lending Agreements - See Note 3	312.3	—
Notes @ 7.625% due 2011	—	225.1
Short-term Debt	312.3	225.1
Total	$2,882.5	$2,856.4

Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $296.9 million in 2015, $350.0 million in 2016, and $1,915.1 million in 2018 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2011, the amount in the Northwind DSCA was $12.7 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture. During 2011, 2010, and 2009, Northwind Holdings made principal payments of $74.4 million, $58.3 million, and $48.0 million, respectively, on the Northwind notes.

In 2006, Tailwind Holdings, LLC (Tailwind Holdings), a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 (the Tailwind notes) in a private offering. The Tailwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.35%.

Tailwind Holdings' ability to meet its obligations to pay principal, interest, and other amounts due on the Tailwind notes will be dependent principally on its receipt of dividends from Tailwind Reinsurance Company (Tailwind Re), the sole subsidiary of Tailwind Holdings. Tailwind Re reinsured Unum America's liability with respect to certain specified long-term disability claims incurred between January 1, 1999 and December 31, 2001 that were in payment status on January 1, 2006 pursuant to a reinsurance agreement between Tailwind Re and Unum America. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured claims.

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that Tailwind Holdings is required to maintain in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings' rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2011, the amount in the Tailwind DSCA was $18.2 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2011, 2010, and 2009, Tailwind Holdings made principal payments of $10.0 million each year on the Tailwind notes.

Unsecured Notes

In 2010, we issued $400.0 million of unsecured senior notes in a public offering, and we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Debt - Continued

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued 6.85% senior debentures due 2015. These debentures are fully and unconditionally guaranteed by Unum Group.

Fair Value Hedge

In 2010, we entered into an interest rate swap to effectively convert our $350.0 million aggregate principal amount of 7.125% unsecured senior notes into floating rate debt.  Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. The fair value adjustment of the swap resulted in an increase (decrease) of the carrying amount of the hedged debt of $8.8 million and $(14.4) million at December 31, 2011 and 2010, respectively.

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

Short-term Debt

In 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

In 2009, the remaining $132.2 million of our outstanding 5.859% notes due May 2009 matured. We also repaid $58.3 million of reverse repurchase agreements outstanding at December 31, 2008.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2011, 2010, and 2009 was $145.4 million, $140.7 million, and $122.0 million, respectively.

Shelf Registration

We have a shelf registration, which we renewed in 2011, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

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

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,352.7	$1,123.6	$152.9	$173.5	$185.1	$190.6
Service Cost	42.7	36.5	4.8	4.9	1.9	2.6
Interest Cost	77.6	71.1	8.8	9.5	10.0	10.8
Plan Participant Contributions	—	—	—	—	3.4	3.2
Actuarial (Gain) Loss	138.4	148.6	9.3	(25.3)	5.6	(7.2)
Benefits and Expenses Paid	(31.6)	(27.1)	(4.1)	(3.6)	(15.1)	(14.9)
Change in Foreign Exchange Rates	—	—	(1.3)	(6.1)	—	—
Benefit Obligation at End of Year	$1,579.8	$1,352.7	$170.4	$152.9	$190.9	$185.1

Accumulated Benefit Obligation at December 31	$1,462.2	$1,243.6	$160.9	$141.7	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,179.6	$888.5	$176.0	$160.8	$11.9	$11.9
Actual Return on Plan Assets	18.5	146.3	12.5	19.1	0.2	0.4
Employer Contributions	4.3	171.9	4.7	5.0	11.3	11.3
Plan Participant Contributions	—	—	—	—	3.4	3.2
Benefits and Expenses Paid	(31.6)	(27.1)	(4.1)	(3.6)	(15.1)	(14.9)
Change in Foreign Exchange Rates	—	—	(1.1)	(5.3)	—	—
Fair Value of Plan Assets at End of Year	$1,170.8	$1,179.6	$188.0	$176.0	$11.7	$11.9

Underfunded (Overfunded) Status	$409.0	$173.1	$(17.6)	$(23.1)	$179.2	$173.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2011 and 2010 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
	(in millions of dollars)
Current Liability	$4.5	$4.2	$—	$—	$14.4	$14.1
Noncurrent Liability	404.5	168.9	—	—	164.8	159.1
Noncurrent Asset	—	—	(17.6)	(23.1)	—	—
Underfunded (Overfunded) Status	$409.0	$173.1	$(17.6)	$(23.1)	$179.2	$173.2

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(673.1)	$(497.5)	$(25.0)	$(16.3)	$(4.1)	$1.4
Prior Service Credit (Cost)	(0.2)	0.3	(0.2)	(0.2)	4.9	7.5
	(673.3)	(497.2)	(25.2)	(16.5)	0.8	8.9
Deferred Income Tax Asset	235.7	174.0	8.0	5.8	9.9	6.4
Total Included in Accumulated Other Comprehensive Income (Loss)	$(437.6)	$(323.2)	$(17.2)	$(10.7)	$10.7	$15.3

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2011 and 2010.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(323.2)	$(294.1)	$(10.7)	$(39.5)	$15.3	$2.9
Net Actuarial Loss
Amortization	31.9	29.8	—	2.4	—	—
All Other Changes	(207.5)	(72.8)	(8.7)	36.1	(5.5)	7.0
Prior Service Credit Amortization	(0.5)	(0.5)	—	—	(2.6)	(2.6)
Change in Deferred Income Tax Asset	61.7	14.4	2.2	(9.7)	3.5	8.0
Accumulated Other Comprehensive Income (Loss) at End of Year	$(437.6)	$(323.2)	$(17.2)	$(10.7)	$10.7	$15.3

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

Assets for our U.S. pension plans include a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency fixed income securities, corporate fixed income securities, private equity funds of funds, hedge funds of funds, and cash equivalents. The large cap and mid cap equity securities are comprised of equity index funds that are designed to track the Standard & Poor's (S&P) 500 and S&P 400 Mid Cap indices, respectively. Small cap equity securities consist of individual equity securities as well as index funds that track the Russell 2000 index. International equity investments consist of equity index funds that are benchmarked against either the Morgan Stanley Capital International (MSCI) Europe Australasia Far East Index or the MSCI All Country World Index Excluding U.S. These international funds may allocate a certain percentage of their assets to forward currency contracts. It is the policy of these funds to utilize the contracts solely for the purpose of mitigating exposure to foreign currency risk. Emerging market equity investments consist of equity index funds that are benchmarked against the MSCI Emerging Markets Index. U.S. government and agency fixed income securities are comprised of treasury bonds and U.S. agency asset-backed securities. Corporate fixed income securities consist of investment-grade and below-investment-grade corporate bonds as well as certain asset-backed securities. Alternative investments, which include private equity funds of funds and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. The target allocations for invested assets are 60 percent equity securities, 30 percent fixed income securities, and 10 percent alternative investments. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by the Company or its affiliates.

Assets for our U.K. pension plan are primarily invested in a pooled diversified growth fund. This fund invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The objectives of the fund are to generate capital appreciation over the course of a complete economic and market cycle and to deliver equity-like returns in the medium-to-long term while maintaining approximately two thirds of the volatility of equity markets. Performance of this fund is measured against the U.K. inflation rate plus four percent. The remaining assets in the U.K. plan are invested in leveraged interest rate and inflation swap funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. The current target allocation for the assets is 75 percent diversified growth assets and 25 percent interest rate and inflation swap funds. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$237.4	$—	$237.4
U.S. Mid Cap	—	96.4	—	96.4
U.S. Small Cap	131.1	45.0	—	176.1
International	80.3	85.1	—	165.4
Emerging Markets	—	51.6	—	51.6
Fixed Income Securities:
U.S. Government and Agencies	145.7	9.5	—	155.2
Corporate	71.8	139.4	—	211.2
Alternative Investments:
Private Equity Funds of Funds	—	—	23.7	23.7
Hedge Funds of Funds	—	—	44.3	44.3
Cash Equivalents	6.2	—	—	6.2
Total	$435.1	$664.4	$68.0	$1,167.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

	December 31, 2010
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$243.5	$—	$243.5
U.S. Mid Cap	—	98.1	—	98.1
U.S. Small Cap	146.9	50.7	—	197.6
International	—	191.2	—	191.2
Emerging Markets	—	64.0	—	64.0
Fixed Income Securities:
U.S. Government and Agencies	119.9	9.7	—	129.6
Corporate	69.5	113.7	—	183.2
Alternative Investments:
Private Equity Funds of Funds	—	—	15.0	15.0
Hedge Funds of Funds	—	—	46.0	46.0
Cash Equivalents	8.8	—	—	8.8
Total	$345.1	$770.9	$61.0	$1,177.0

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

Alternative investments are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2011 or 2010. The hedge funds of funds have no redemption restrictions. The private equity funds of funds cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Changes in our U.S. pension plans' assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011
	(in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
Private Equity Funds of Funds	$15.0	$3.0	$—	$6.5	$(0.8)	$—	$—	$23.7
Hedge Funds of Funds	46.0	(1.6)	(0.1)	6.9	(6.9)	—	—	44.3
Total	$61.0	$1.4	$(0.1)	$13.4	$(7.7)	$—	$—	$68.0

	Year Ended December 31, 2010
	(in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
Private Equity Funds of Funds	$8.2	$0.6	$—	$6.2	$—	$—	$—	$15.0
Hedge Funds of Funds	37.8	2.8	—	5.4	—	—	—	46.0
Total	$46.0	$3.4	$—	$11.6	$—	$—	$—	$61.0

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows:

	December 31, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan Assets
Diversified Growth Assets	$—	$123.7	$—	$123.7
Fixed Interest and Index-linked Securities	—	63.5	—	63.5
Cash Equivalents	0.8	—	—	0.8
Total Plan Assets	$0.8	$187.2	$—	$188.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

	December 31, 2010
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan Assets
Diversified Growth Assets	$—	$106.6	$—	$106.6
U.K. Fixed Interest Corporate Bonds	—	61.1	—	61.1
U.K. Index-linked Government Bonds	—	8.1	—	8.1
Cash Equivalents	0.2	—	—	0.2
Total Plan Assets	$0.2	$175.8	$—	$176.0

Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2011
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Life Insurance Contracts	$—	$—	$11.7	$11.7

	December 31, 2010
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Life Insurance Contracts	$—	$—	$11.9	$11.9

The fair value is represented by the actuarial present value of future cash flows of the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011
	(in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

Life Insurance Contracts	$11.9	$0.2	$14.7	$(15.1)	$11.7

	Year Ended December 31, 2010
	(in millions of dollars)
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

Life Insurance Contracts	$11.9	$0.4	$14.5	$(14.9)	$11.9

For the years end December 31, 2011 and 2010, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of level 3 during 2011 or 2010.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2011	2010	2011	2010	2011	2010
Benefit Obligations
Discount Rate	5.40%	5.80%	4.90%	5.60%	5.20%	5.60%
Rate of Compensation Increase	4.00%	4.00%	3.85%	4.50%	—%	—%

Net Periodic Benefit Cost
Discount Rate	5.80%	6.40%	5.60%	5.70%	5.60%	5.90%
Expected Return on Plan Assets	7.50%	7.50%	6.70%	6.90%	5.75%	5.75%
Rate of Compensation Increase	4.00%	4.00%	4.50%	4.50%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The methodology underlying the return assumption included the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio was calculated based on the plan's strategic asset allocation.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2011 and 2010 was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 6.27 percent and 6.21 percent in 2011 and 2010, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2011 and 2010, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 8.50 percent and 9.00 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by the end of 2019 and remain at that level thereafter.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			OPEB
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(in millions of dollars)
Service Cost	$42.7	$36.5	$29.6	$4.8	$4.9	$4.9	$1.9	$2.6	$2.9
Interest Cost	77.6	71.1	64.0	8.8	9.5	8.7	10.0	10.8	11.3
Expected Return on Plan Assets	(87.6)	(70.5)	(52.8)	(12.2)	(10.7)	(9.4)	(0.7)	(0.6)	(0.7)
Amortization of:
Net Actuarial Loss	31.9	29.8	41.1	—	2.4	2.4	—	—	—
Prior Service Credit	(0.5)	(0.5)	(0.5)	—	—	—	(2.6)	(2.6)	(2.8)
Total	$64.1	$66.4	$81.4	$1.4	$6.1	$6.6	$8.6	$10.2	$10.7

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2011 would have increased (decreased) the service cost and interest cost by $0.2 million and $(0.2) million, respectively, and the postretirement benefit obligation by $3.8 million and $(3.0) million, respectively.

Our OPEB plan currently receives a subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). This act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. When the Medicare Act became effective in 2006, we initially elected to receive the subsidy from the federal government with plans to defer our coordination with the new prescription drug benefit until a later date. This anticipated change was reflected in the net periodic benefit cost. In 2009, we amended the plan design to stop the deferral of coordination of benefits and elected to continue receiving the existing subsidy from the federal government. This election resulted in a $4.4 million prior service credit that began amortization in 2010. We received subsidy payments of $1.3 million and $1.4 million in 2011 and 2010, respectively. Our expected benefit payments in future years have been reduced by the amount of subsidy payments we expect to receive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The unrecognized net actuarial loss and prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2012 is $45.9 million before tax and $29.9 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for our OPEB plan during 2012 is $2.6 million before tax and $1.7 million after tax.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	Non U.S. Plans	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2012	$33.3	$4.6	$16.0	$1.6	$14.4
2013	37.2	5.1	16.4	1.8	14.6
2014	41.8	5.3	16.6	1.9	14.7
2015	46.4	5.8	16.7	2.1	14.6
2016	52.5	5.9	16.6	2.2	14.4
2017-2021	366.7	37.1	79.1	12.7	66.4

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We made voluntary contributions to our U.S. qualified defined benefit pension plan of $67.0 million and $100.0 million during the first and fourth quarters of 2010, respectively. The fourth quarter of 2010 contribution was made in lieu of our planned 2011 contribution, and we made no additional contributions to our U.S. qualified defined benefit plan during 2011. We expect to make a voluntary contribution of approximately $53.0 million to our U.S. qualified defined benefit plan during 2012. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements required under ERISA.

We contribute to our U.K. plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 24.8 percent of pensionable salaries for active members of the plan, plus 0.4 percent of pensionable salaries for all employees (including active members of the plan) who are entitled to lump sum death in service benefits under the plan, sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $4.7 million and $5.0 million in 2011 and 2010, respectively, or approximately £2.9 million and £3.2 million. We expect to make contributions of approximately £2.9 million during 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Stockholders' Equity and Earnings Per Common Share

Common Stock

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. The share repurchase program had an expiration date of May 2011. For the year ended December 31, 2010, we repurchased 16.4 million shares at a cost of $356.0 million, including commissions of $0.3 million, under this share repurchase program.

In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program has an expiration date of August 2012.

In February 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement occurred in March 2011, resulting in the delivery to us of 0.6 million additional shares. In total, we repurchased 7.7 million shares pursuant to the accelerated repurchase agreement, which completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

In addition to these repurchases, for the year ended December 31, 2011, we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, including commissions of $0.3 million. The dollar value of shares remaining under the $1.0 billion repurchase program was $524.7 million at December 31, 2011.

Pursuant to these repurchase programs, we retired 7.7 million shares during 2011. All other repurchased shares have been classified as treasury stock and accounted for using the cost method.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars, except share data)
Numerator
Net Income	$235.4	$886.1	$852.6

Denominator (000s)
Weighted Average Common Shares - Basic	302,399.8	325,839.0	331,266.2
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,171.2	1,382.1	870.0
Weighted Average Common Shares - Assuming Dilution	303,571.0	327,221.1	332,136.2

Net Income Per Common Share
Basic	$0.78	$2.72	$2.57
Assuming Dilution	$0.78	$2.71	$2.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

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

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $10.59 to $26.31, and the performance restricted stock units had a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.1 million, 3.5 million, and 7.1 million shares of common stock for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 10 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2007 (the 2007 Plan), up to 35.00 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards.  Each full value award, defined as any award other than a stock option or stock appreciation right, is counted as 2.7 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and vest after three years.  At December 31, 2011, approximately 18.25 million shares were available for future grants under the 2007 Plan.

Under the broad-based stock plan of 2001 (the 2001 Plan), up to 2.00 million shares of common stock were available for stock option awards to our employees, officers, consultants, and brokers, excluding certain senior officers and directors. The 2001 Plan was terminated in December 2007 for purposes of any further grants, and no shares were available at December 31, 2011. Stock options under the 2001 Plan had a maximum term of ten years after the date of grant and generally vested after three years.

Under the stock plan of 1999 (the 1999 Plan), an aggregate of up to 17.50 million shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. The 1999 Plan was terminated in May 2007 for purposes of any further grants, other than reload grants, for which 250,000 shares were available at December 31, 2011. Stock options under the 1999 Plan have a maximum term of ten years after the date of grant and generally vest after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Nonvested Stock Awards

Activity for nonvested stock awards classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2010	2,099	$16.85
Granted	715	26.13
Vested	(1,106)	17.35
Forfeited	(47)	19.21
Outstanding at December 31, 2011	1,661	20.36

Nonvested stock awards vest over a one to three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on nonvested stock awards are accrued in the form of additional restricted stock units. Compensation cost for nonvested stock awards subject to accelerated vesting upon retirement is recognized over the implicit service period.

The weighted average grant date fair value per share for nonvested stock awards granted during 2011, 2010, and 2009 was $26.13, $20.91, and $12.32, respectively.  The total fair value of shares vested during 2011, 2010, and 2009 was $19.2 million, $19.0 million, and $17.5 million, respectively. At December 31, 2011, we had $11.5 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 0.7 years.

Cash-Settled Awards

Activity for cash-settled awards classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2010	102	$20.79
Granted	85	26.22
Vested	(34)	20.79
Outstanding at December 31, 2011	153	23.80

Cash-settled awards vest over a one to three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on cash-settled awards are accrued in the form of additional units.  Compensation cost for cash-settled awards subject to accelerated vesting upon retirement is recognized over the implicit service period.
The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are compensation cost of the period in which the changes occur.

The weighted average grant date fair value per unit for cash-settled awards granted during 2011 and 2010 was $26.22 and $20.79, respectively.  The total fair value of cash-settled awards vested and paid during 2011 was $0.7 million and $0.9 million, respectively. No cash-settled awards were granted prior to 2010, and none vested prior to 2011. There is no unrecognized compensation cost related to the cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Performance Restricted Stock Units (PRSUs)

In 2007, we issued approximately 1.25 million PRSUs with a grant date fair value of $15.99. Vesting for this grant was contingent upon meeting various company threshold performance and stock price conditions by December 31, 2011. Forfeitable dividend equivalents on PRSUs were accrued in the form of additional restricted stock units.

We estimated the fair value on the date of initial grant using the Monte-Carlo model. The following assumptions were used to value the grant:

•	Expected volatility of 29 percent, based on our historical daily stock prices.

•	Expected life of 4.4 years, which equaled the maximum term.

•	Expected dividend yield of 1.24 percent, based on the dividend rate at the date of grant.

•	Risk free interest rate of 3.97 percent, based on the yield of treasury bonds at the date of grant.

We used the accelerated method of amortization for the recognition of compensation expense, which treated each of the three vesting tranches as a separate award over the expected life of the unit. Even though the performance conditions were attained, the stock price condition was not met at December 31, 2011. As a result, no PRSUs vested under this program.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(000s)
Outstanding at December 31, 2010	3,357	$22.58
Granted	216	26.29
Exercised	(657)	17.62
Expired	(1,439)	27.91
Outstanding at December 31, 2011	1,477	20.13	5.0	$3,811

Exercisable at December 31, 2011	947	$19.89	4.4	$2,414

All outstanding stock options at December 31, 2011 are expected to vest. Stock options vest over a one to three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting upon retirement is recognized over the implicit service period.

The total intrinsic value of options exercised during 2011, 2010, and 2009 was $3.9 million, $3.2 million, and $2.6 million, respectively. The total fair value of options that vested during 2011, 2010, and 2009 was $2.7 million, $2.5 million, and $2.0 million, respectively. At December 31, 2011, we had $0.5 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was $11.73, $9.04, and $4.45, respectively. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2011, 2010, and 2009 grants:

•	Expected volatility of 53 percent, 55 percent, and 50 percent, respectively, based on our historical daily stock prices.

•	Expected life of 5.5 years for 2011, and 5.0 years for both 2010 and 2009, based on historical average years to exercise.

•	Expected dividend yield of 1.41 percent, 1.59 percent, and 1.68 percent, respectively, based on the dividend rate at the date of grant.

•	Risk free interest rate of 2.37 percent, 2.33 percent, and 1.89 percent, respectively, based on the yield of treasury bonds at the date of grant.

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Nonvested Stock Awards and Cash-Settled Awards	$19.6	$20.7	$22.4
Performance Restricted Stock Units	0.4	1.5	6.8
Stock Options	2.7	2.5	3.7
Other	0.8	0.5	1.0
Total Compensation Expense, Before Income Tax	$23.5	$25.2	$33.9

Total Compensation Expense, Net of Income Tax	$15.3	$17.2	$22.0

Cash received under all share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was $14.8 million, $10.0 million, and $8.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Reinsurance

Our reinsurance recoverable at December 31, 2011 relates to 91 companies. Fourteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2011, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Direct Premium Income	$7,521.5	$7,434.3	$7,494.7
Reinsurance Assumed	216.6	241.3	239.5
Reinsurance Ceded	(223.9)	(244.2)	(258.7)
Net Premium Income	$7,514.2	$7,431.4	$7,475.5

Ceded Benefits and Change in Reserves for Future Benefits	$609.2	$602.2	$604.2

Note 12 - Segment Information

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block segment and the Corporate Segment. Effective December 31, 2011, we made certain changes to our segment classifications, described as follows.  Prior period segment results have been restated to reflect these changes in reporting classifications.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, comprised of recently issued disability insurance and voluntary benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

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

The Closed Block segment, which previously included only our closed block of individual disability products, now also includes our long-term care line of business, previously reported in the Unum US segment, and certain other insurance products which were previously included in our Corporate and Other segment, which is now named Corporate. The individual disability line of business in our Closed Block segment generally consists of those policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. A small amount of new business continued to be sold after these changes, but we stopped selling new individual disability policies in this segment at the beginning of 2004 other than update features contractually allowable on existing policies. Long-term care includes both the group and individual long-term care product lines. The other insurance products line of business consists of certain other products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

We reclassified our long-term care products from the Unum US segment to the Closed Block segment following completion of a 2011 comprehensive and strategic review of our long-term care business. We had previously discontinued selling individual long-term care in 2009, and in February 2012 we announced that we would discontinue selling group long-term care as well.  Because both group and individual long-term care are now considered closed blocks of business, we reclassified these products to the Closed Block segment.  We also reclassified our other insurance products not actively marketed to the Closed Block segment. The inclusion of all closed blocks of business into one operating segment aligns with our reporting and monitoring of our closed blocks of business within a discrete segment and is consistent with our separation of these blocks of business from the lines of business which actively market new products. Included in 2011 segment results for the Closed Block are a charge related to the impairment of long-term care deferred acquisition costs and reserve charges for our long-term care and individual disability closed blocks of business. See Note 5 for further discussion.

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

In the following segment financial data, "operating revenue" excludes net realized investment gains and losses. "Operating income" or "operating loss" excludes net realized investment gains and losses and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses. We measure segment performance excluding realized investment gains and losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains and losses, and a long-term focus is necessary to maintain profitability over the life of the business.

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

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Operating Revenue by Segment	$10,282.9	$10,168.5	$10,079.3
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7
Revenue	$10,278.0	$10,193.2	$10,091.0

Operating Income by Segment	$262.1	$1,306.6	$1,280.6
Net Realized Investment Gain (Loss)	(4.9)	24.7	11.7
Income Tax	21.8	445.2	439.7
Net Income	$235.4	$886.1	$852.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows.

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,580.2	$1,639.4	$1,726.9
Group Short-term Disability	455.2	430.9	432.8
Group Life and Accidental Death & Dismemberment
Group Life	1,106.7	1,090.3	1,057.7
Accidental Death & Dismemberment	109.2	106.1	104.9
Supplemental and Voluntary
Individual Disability - Recently Issued	464.7	457.9	463.7
Voluntary Benefits	580.0	530.8	492.4
	4,296.0	4,255.4	4,278.4
Unum UK
Group Long-term Disability	419.6	421.2	482.4
Group Life	203.6	171.6	147.8
Supplemental and Voluntary	64.4	57.8	55.9
	687.6	650.6	686.1
Colonial Life
Accident, Sickness, and Disability	695.3	661.0	625.8
Life	190.7	176.5	165.6
Cancer and Critical Illness	249.3	238.2	223.7
	1,135.3	1,075.7	1,015.1
Closed Block
Individual Disability	787.0	847.0	898.5
Long-term Care	608.1	599.2	594.7
All Other	0.2	3.5	2.7
	1,395.3	1,449.7	1,495.9
Total	$7,514.2	$7,431.4	$7,475.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2011

Premium Income	$4,296.0	$687.6	$1,135.3	$1,395.3	$—	$7,514.2
Net Investment Income	951.4	189.9	132.4	1,189.7	56.2	2,519.6
Other Income	121.6	0.3	0.5	106.1	20.6	249.1
Operating Revenue	$5,369.0	$877.8	$1,268.2	$2,691.1	$76.8	$10,282.9

Operating Income (Loss)	$819.8	$192.0	$282.1	$(921.5)	$(110.3)	$262.1
Interest and Debt Expense	$1.0	$—	$—	$10.5	$131.8	$143.3
Depreciation and Amortization	$356.5	$40.7	$202.4	$22.7	$0.8	$623.1

Year Ended December 31, 2010

Premium Income	$4,255.4	$650.6	$1,075.7	$1,449.7	$—	$7,431.4
Net Investment Income	941.5	170.5	122.5	1,166.4	94.6	2,495.5
Other Income	122.8	1.2	0.7	113.6	3.3	241.6
Operating Revenue	$5,319.7	$822.3	$1,198.9	$2,729.7	$97.9	$10,168.5

Operating Income (Loss)	$769.1	$208.8	$282.2	$117.6	$(71.1)	$1,306.6
Interest and Debt Expense	$1.2	$—	$—	$11.7	$128.9	$141.8
Depreciation and Amortization	$360.9	$38.2	$200.1	$31.6	$1.1	$631.9

Year Ended December 31, 2009

Premium Income	$4,278.4	$686.1	$1,015.1	$1,495.9	$—	$7,475.5
Net Investment Income	934.3	124.5	114.3	1,106.8	66.7	2,346.6
Other Income	118.8	2.4	0.5	131.1	4.4	257.2
Operating Revenue	$5,331.5	$813.0	$1,129.9	$2,733.8	$71.1	$10,079.3

Operating Income (Loss)	$717.6	$249.6	$280.9	$124.4	$(91.9)	$1,280.6
Interest and Debt Expense	$2.0	$—	$—	$16.6	$106.8	$125.4
Depreciation and Amortization	$344.7	$42.4	$192.0	$29.6	$1.6	$610.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

			Colonial	Closed
	Unum US	Unum UK	Life	Block	Total
	(in millions of dollars)
Year Ended December 31, 2011
Beginning of Year	$1,362.2	$58.2	$805.0	$295.7	$2,521.1
Capitalized	333.8	30.6	252.9	11.0	628.3
Amortization	(298.7)	(29.2)	(189.0)	(16.9)	(533.8)
Impairment of Long-term Care Deferred Acquisition Costs	—	—	—	(289.8)	(289.8)
Adjustment Related to Unrealized Investment Gains/Losses	(5.0)	—	(19.7)	—	(24.7)
Foreign Currency	—	(0.2)	—	—	(0.2)
End of Year	$1,392.3	$59.4	$849.2	$—	$2,300.9

Year Ended December 31, 2010
Beginning of Year	$1,351.5	$58.9	$761.2	$310.9	$2,482.5
Capitalized	323.2	28.3	246.4	9.8	607.7
Amortization	(307.9)	(27.0)	(187.2)	(25.0)	(547.1)
Adjustment Related to Unrealized Investment Gains/Losses	(4.6)	—	(15.4)	—	(20.0)
Foreign Currency	—	(2.0)	—	—	(2.0)
End of Year	$1,362.2	$58.2	$805.0	$295.7	$2,521.1

Year Ended December 31, 2009
Beginning of Year	$1,341.4	$54.7	$755.9	$320.4	$2,472.4
Capitalized	321.6	29.1	229.0	13.9	593.6
Amortization	(293.8)	(30.5)	(178.5)	(23.4)	(526.2)
Adjustment Related to Unrealized Investment Gains/Losses	(17.7)	—	(45.2)	—	(62.9)
Foreign Currency	—	5.6	—	—	5.6
End of Year	$1,351.5	$58.9	$761.2	$310.9	$2,482.5

Assets by segment are as follows:

	December 31
	2011	2010
	(in millions of dollars)
Unum US	$19,004.1	$18,572.1
Unum UK	3,568.1	3,386.3
Colonial Life	3,352.5	3,047.3
Closed Block	31,439.5	29,418.7
Corporate	2,814.8	2,883.3
Total	$60,179.0	$57,307.7

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At both December 31, 2011 and 2010, goodwill was $201.2 million, with $190.0 million attributable to Unum US and the remainder attributable to Unum UK.

Stockholders' equity is allocated to the operating segments on the basis of an internal allocation formula that reflects the volume and risk components of each operating segment's business and aligns allocated equity with our target capital levels for regulatory and rating agency purposes. We modify this formula periodically to recognize changes in the views of capital requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2011, the aggregate net minimum lease payments were $215.0 million payable as follows: $28.8 million in 2012, $28.4 million in 2013, $22.9 million in 2014, $18.7 million in 2015, $13.9 million in 2016, and $102.3 million thereafter. Rental expense for the years ended December 31, 2011, 2010, and 2009 was $36.1 million, $29.3 million, and $30.1 million, respectively.

At December 31, 2011, we had unfunded commitments of $65.4 million for certain of our private equity partnerships, $0.5 million for underlying partnerships in our investment in a special purpose entity, and $35.0 million for certain private placement fixed maturity securities.  The funds are not legally binding at December 31, 2011 and may or may not be funded during the term of the investments. In addition, we have a legally binding unfunded commitment of $160.6 million, which is recognized as a liability in our consolidated balance sheets, to fund tax credit partnership investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Commitments and Contingent Liabilities - Continued

Broker Compensation, Quoting Process, and Other Matters

Examinations and Investigations

In November 2009, we were contacted by Florida state insurance regulators to discuss a resolution of their investigation of our compliance with state and federal laws with respect to producer compensation, solicitation activities, policies sold to state or municipal entities, and information regarding compensation arrangements with brokers. This investigation commenced in 2005, and, until the November 2009 contact, we had received no communications from the regulators regarding this matter since December 2007. In December 2011, the parties reached a settlement to resolve this investigation, the amount of which was immaterial to our consolidated financial position and results of operations.

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
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. On February 3, 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and we plan to do so.

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

In July 2011, the New York State Insurance Department, now known as the New York State Department of Financial Services, issued a special request to approximately 160 insurers, including Unum Group's New York licensed insurance subsidiaries, which requires the insurers to cross-check their life insurance policies, annuity contracts, and retained asset accounts with the latest version of the Social Security Master Death Index to identify any matches. Insurers are also requested to investigate the matches to determine if death benefits are due, to locate the beneficiaries, and to make payments where appropriate. We are cooperating fully with this request. We accrued an estimated loss contingency in the fourth quarter of 2011, the amount of which was immaterial to our consolidated financial position and results of operations.

It is possible other state jurisdictions may pursue similar investigations or inquiries or issue directives similar to the New York State Department of Financial Services' letter. It is possible that the audits and related activity may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties. We are currently unable to estimate the reasonably possible amount of any additional payments.
In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation, and the Pennsylvania Insurance Commissioner, who was appointed as the Rehabilitator, filed petitions for liquidation with the Commonwealth Court of Pennsylvania. Under Pennsylvania legislation, payment of covered claims and other related insurance obligations are provided, within prescribed limits, by state guaranty funds. These guaranty funds assess fees on insurance companies that sell insurance within the state, which are generally based on a company's pro rata portion of premiums written or received prior to the insolvency. Under Pennsylvania statutes, an insurer is declared insolvent only after it is placed under an order of liquidation by a court of competent jurisdiction with a finding for insolvency. If and when the formal order of liquidation is issued, we would then be subject to an assessment and would record a contingent liability net of any recoverable premium tax offsets. We do not believe our exposure to potential assessment is material to our consolidated financial position or results of operations.

Summary

Various lawsuits against us, in addition to those discussed above, have arisen in the normal course of business. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations.

Given the complexity and scope of our litigation and regulatory matters, it is not possible to predict the ultimate outcome of all pending investigations or legal proceedings or provide reasonable estimates of potential losses, except if noted in connection with specific matters. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period. We believe, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. For the years ended December 31, 2011, 2010, or 2009, none of the states of domicile for our U.S. insurance subsidiaries had adopted accounting practices that differed materially from statutory accounting principles prescribed by the NAIC.

The statutory operating results of our traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re, as well as the statutory results for these two special purpose financial captive U.S. insurance subsidiaries, are as follows:

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Combined Net Income
Traditional U.S. Insurance Subsidiaries	$642.9	$628.8	$639.2
Tailwind Re and Northwind Re	$80.0	$79.1	$87.2

Combined Net Gain from Operations
Traditional U.S. Insurance Subsidiaries	$664.0	$645.7	$741.2
Tailwind Re and Northwind Re	$80.4	$79.2	$87.2

Statutory capital and surplus is as follows:

	December 31
	2011	2010
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Insurance Subsidiaries	$3,461.3	$3,395.1
Tailwind Re and Northwind Re	$1,226.5	$1,276.9

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

The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus. Based on the restrictions under current law, $634.4 million is available during 2012 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re. The ability of Tailwind Re and Northwind Re to pay dividends to their respective parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to receive dividends from our United Kingdom insurance subsidiary, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £187.0 million is available for the payment of dividends from Unum Limited during 2012, subject to regulatory approval.

Deposits

At December 31, 2011 and 2010, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $294.3 million and $293.6 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2011 and 2010:

	2011
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,888.5	$1,881.2	$1,875.0	$1,869.5
Net Investment Income	634.6	629.2	637.1	618.7
Net Realized Investment Gain (Loss)	7.4	(23.9)	(3.6)	15.2
Total Revenue	2,604.8	2,545.6	2,564.5	2,563.1
Income (Loss) Before Income Tax	(704.3)	293.3	338.0	330.2
Net Income (Loss)	(425.4)	205.6	229.8	225.4
Net Income (Loss) Per Common Share
Basic	(1.45)	0.69	0.75	0.72
Assuming Dilution	(1.45)	0.69	0.75	0.72

	2010
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,868.2	$1,850.2	$1,849.8	$1,863.2
Net Investment Income	634.3	618.4	629.8	613.0
Net Realized Investment Gain (Loss)	27.5	1.1	(29.5)	25.6
Total Revenue	2,593.1	2,527.9	2,510.6	2,561.6
Income Before Income Tax	335.5	326.5	308.1	361.2
Net Income	225.8	220.8	209.7	229.8
Net Income Per Common Share
Basic	0.71	0.68	0.63	0.69
Assuming Dilution	0.71	0.68	0.63	0.69

Items incurring during the fourth quarter of 2011 that affected the comparability of our financial results by quarter are as follows:

•	A deferred acquisition costs impairment charge of $289.8 million before tax and $188.4 million after tax related to our long-term care business.

•	A reserve charge of $573.6 million before tax and $372.8 million after tax related to our long-term care business.

•	A reserve charge of $183.5 million before tax and $119.3 million after tax related to our individual disability closed block business.

•	An income tax benefit of $41.3 million due to a final settlement with the IRS with respect to our appeal of audit adjustments for the tax years 1996 to 2004.

•	An income tax charge of $18.6 million related to the repatriation of £150.0 million of dividends from our U.K. subsidiaries.

See Notes 5 and 6 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting encompasses the processes and procedures management has established to (i) maintain records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (iii) provide reasonable assurance that receipts and expenditures are appropriately authorized; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, any projection of the evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2011, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 24, 2012

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "About the Board of Directors" in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "About the Board of Directors," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "About the Board of Directors," sub-captions "What are the standing Board committees?" and "Audit Committee," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the SEC. These documents are available free of charge on our website and in print at the request of any shareholder from the Office of the Corporate Secretary, Unum Group, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of conduct and our code of ethics, as required by the rules and regulations of the SEC and the listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption "About the Board of Directors," sub-caption "Compensation of Directors," and under the captions "Compensation Discussion and Analysis" and "Report of the Human Capital Committee," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption, “Ownership of Company Securities," sub-captions "Security Ownership of Directors and Officers" and "Security Ownership of Certain Shareholders," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "About the Board of Directors," sub-captions "Independence of Directors" and "Our Related Party Transaction Policy" in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2011 and 2010 and our audit committee's pre-approval policies and procedures is included under the caption "About the Independent Auditors," in our definitive proxy statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief Executive Officer	February 24, 2012
Thomas R. Watjen	and a Director (principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief Financial Officer	February 24, 2012
Richard P. McKenney	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 24, 2012
Vicki W. Corbett

*	Director	February 24, 2012
E. Michael Caulfield

*	Director	February 24, 2012
Pamela H. Godwin

*	Director	February 24, 2012
Ronald E. Goldsberry

*	Director	February 24, 2012
Kevin T. Kabat

*	Director	February 24, 2012
Thomas Kinser

*	Director	February 24, 2012
Gloria C. Larson

Name	Title	Date

*	Director	February 24, 2012
A. S. MacMillan, Jr.

*	Director	February 24, 2012
Edward J. Muhl

*	Director	February 24, 2012
Michael J. Passarella

*	Director	February 24, 2012
William J. Ryan

* By: /s/ Susan N. Roth	For all of the Directors	February 24, 2012
Susan N. Roth
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,005.8	$1,304.4	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	1,591.6	1,591.6
Foreign Governments	1,139.4	1,376.7	1,376.7
Public Utilities	9,015.7	10,633.3	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	2,973.2	2,973.2
All Other Corporate Bonds	21,411.6	24,550.1	24,550.1
Redeemable Preferred Stocks	55.8	57.4	57.4
Total	36,640.7	$42,486.7	42,486.7

Mortgage Loans	1,612.3		1,612.3
Policy Loans	3,051.4		3,051.4
Other Long-term Investments
Derivatives	—		137.7	(2)
Equity Securities	11.1		11.2
Miscellaneous Long-term Investments	482.1		490.3	(3)
Short-term Investments	1,423.5		1,423.5

	$43,221.1		$49,213.1

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2011	2010
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $167.7; $343.7)	$172.7	$357.5
Mortgage Loans	22.5	22.9
Short-term Investments	473.9	666.7
Investment in Subsidiaries	9,704.1	9,756.4
Other Assets	650.3	550.3
Total Assets	$11,023.5	$11,353.8

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$2.5	$225.1
Long-term Debt	1,641.0	1,617.7
Other Liabilities	803.0	566.6
Total Liabilities	2,446.5	2,409.4

Stockholders' Equity
Common Stock	35.9	36.5
Additional Paid-in Capital	2,591.1	2,615.4
Accumulated Other Comprehensive Income	448.9	341.9
Retained Earnings	7,031.2	7,060.8
Treasury Stock	(1,530.1)	(1,110.2)
Total Stockholders' Equity	8,577.0	8,944.4

Total Liabilities and Stockholders' Equity	$11,023.5	$11,353.8

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Dividends from Subsidiaries	$800.0	$576.0	$313.8
Interest from Subsidiaries	0.6	0.6	0.5
Other Income	64.4	56.1	47.8
Total Revenue	865.0	632.7	362.1

Interest and Debt Expense	112.1	112.3	90.2
Other Expenses	57.7	47.6	63.9
Total Expenses	169.8	159.9	154.1

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	695.2	472.8	208.0
Income Tax Benefits	(13.9)	(3.6)	(9.5)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	709.1	476.4	217.5
Equity in Undistributed Earnings (Loss) of Subsidiaries	(473.7)	409.7	635.1

Net Income	$235.4	$886.1	$852.6

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(in millions of dollars)
Cash Provided by Operating Activities	$792.9	$490.1	$324.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	133.9	3.8	49.7
Proceeds from Maturities of Fixed Maturity Securities	44.5	47.4	24.7
Purchase of Fixed Maturity Securities	—	(106.5)	(299.2)
Purchase of Other Investments	(3.0)	(22.9)	—
Net Sales (Purchases) of Short-term Investments	192.8	(266.7)	(145.1)
Cash Distributions to Subsidiaries	(166.1)	(2.4)	(1.3)
Short-term Notes Receivable from Subsidiaries	0.2	13.3	(10.5)
Acquisition of Property and Equipment	(46.2)	(70.0)	(54.7)
Other, Net	—	(18.5)	—
Cash Provided (Used) by Investing Activities	156.1	(422.5)	(436.4)

Cash Flows from Financing Activities
Net Short-term Debt Repayments	(222.6)	—	(132.2)
Issuance of Long-term Debt	—	396.9	346.8
Long-term Debt Repayments	—	(10.0)	(1.8)
Issuance of Common Stock	14.8	10.0	8.0
Dividends Paid to Stockholders	(121.0)	(114.8)	(104.5)
Purchases of Treasury Stock	(619.9)	(356.0)	—
Other, Net	—	5.6	(0.7)
Cash Provided (Used) by Financing Activities	(948.7)	(68.3)	115.6

Increase (Decrease) in Cash	$0.3	$(0.7)	$3.3

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2011	2010
	(in millions of dollars)
Notes @ 7.375% due 2032, callable at or above par	$39.5	$39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.6	399.5
Notes @ 7.125% due 2016, callable at or above par	358.8	335.6
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Long-term Debt	1,641.0	1,617.7
Securities Lending Agreements	2.5	—
Notes @ 7.625% due 2011	—	225.1
Short-term Debt	2.5	225.1
Total	$1,643.5	$1,842.8

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $350.0 million in 2016 and $1,282.6 million in 2018 and thereafter.

Unsecured Notes

In 2010, we issued $400.0 million of unsecured senior notes in a public offering, and we purchased and retired $10.0 million of our 7.08% medium-term notes due 2024.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. In 2009, we purchased and retired $1.2 million aggregate principal of our 7.19% medium-term notes due 2028 and $0.6 million aggregate principal of our 6.75% notes due 2028.

Fair Value Hedge

In 2010, we entered into an interest rate swap to effectively convert our $350.0 million aggregate principal amount of 7.125% unsecured senior notes into floating rate debt.  Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. The fair value adjustment of the swap resulted in an increase (decrease) of the carrying amount of the hedged debt of $8.8 million and $(14.4) million at December 31, 2011 and 2010, respectively.

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Short-term Debt

Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term, and securities lending agreements collateralized by cash. We account for all of our securities lending agreements and repurchase agreements as collateralized financings, and the carrying amount of the related short-term debt represents our liability to return cash collateral to the counterparty.

In 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

In 2009, the remaining $132.2 million of our outstanding 5.859% notes due May 2009 matured.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2011, 2010, and 2009 was $115.6 million, $110.3 million, and $84.5 million, respectively.

Shelf Registration

We have a shelf registration, which we renewed in November 2011, with the Securities and Exchange Commission to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary, issued $400.0 million of 6.85% senior debentures due 2015 in a private offering. As of December 31, 2011, $296.9 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

Note 4 - Cash Dividends from Subsidiaries

Cash dividends received from subsidiaries during 2011, 2010, and 2009 were $800.0 million, $576.0 million, and $313.8 million, respectively.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2011

Unum US	$1,392.3	$12,280.2	$43.4	$889.2
Unum UK	59.4	2,172.5	143.2	135.6
Colonial Life	849.2	1,598.1	28.5	134.7
Closed Block	—	27,001.1	218.1	334.5
Total	$2,300.9	$43,051.9	$433.2	$1,494.0

December 31, 2010

Unum US	$1,362.2	$11,799.2	$39.6	$910.8
Unum UK	58.2	2,053.9	141.2	141.6
Colonial Life	805.0	1,507.2	26.8	118.4
Closed Block	295.7	24,354.7	229.1	394.2
Total	$2,521.1	$39,715.0	$436.7	$1,565.0

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2011

Unum US	$4,296.0	$951.4	$3,113.5	$298.7	$1,137.0	$2,965.8
Unum UK	687.6	189.9	493.8	29.2	162.8	480.0
Colonial Life	1,135.3	132.4	589.4	189.0	207.7	944.9
Closed Block	1,395.3	1,189.7	3,012.8	16.9	582.9	1,385.1
Corporate	—	56.2	—	—	187.1	—
Total	$7,514.2	$2,519.6	$7,209.5	$533.8	$2,277.5

December 31, 2010

Unum US	$4,255.4	$941.5	$3,124.4	$307.9	$1,118.3	$2,938.9
Unum UK	650.6	170.5	435.8	27.0	150.7	469.4
Colonial Life	1,075.7	122.5	534.7	187.2	194.8	901.9
Closed Block	1,449.7	1,166.4	2,259.2	25.0	327.9	1,430.4
Corporate	—	94.6	—	—	169.0	—
Total	$7,431.4	$2,495.5	$6,354.1	$547.1	$1,960.7

December 31, 2009

Unum US	$4,278.4	$934.3	$3,192.1	$293.8	$1,128.0	$2,997.0
Unum UK	686.1	124.5	373.6	30.5	159.3	508.6
Colonial Life	1,015.1	114.3	480.6	178.5	189.9	851.5
Closed Block	1,495.9	1,106.8	2,245.3	23.4	340.7	1,484.0
Corporate	—	66.7	—	—	163.0	—
Total	$7,475.5	$2,346.6	$6,291.6	$526.2	$1,980.9

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)
Included in 2011 in the Closed Block segment is a reserve charge of $573.6 million related to our long-term care business and a reserve charge of $183.5 million related to our individual disability business.

(3)
Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, and other expenses. Also included in 2011 in the Closed Block segment is an impairment charge of $289.8 million related to long-term care deferred policy acquisition costs. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(4)	Excludes life insurance.

Prior period segment results have been restated to reflect changes in reporting classifications. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2011

Life Insurance in Force	$782,935.6	$28,341.1	$1,141.6	$755,736.1	0.2%

Premium Income:
Life Insurance	$1,868.8	$146.6	$10.9	$1,733.1	0.6%
Accident, Health, and Other Insurance	5,652.7	77.3	205.7	5,781.1	3.6%
Total	$7,521.5	$223.9	$216.6	$7,514.2	2.9%

Year Ended December 31, 2010

Life Insurance in Force	$740,779.6	$28,385.4	$1,850.5	$714,244.7	0.3%

Premium Income:
Life Insurance	$1,810.9	$159.1	$12.5	$1,664.3	0.8%
Accident, Health, and Other Insurance	5,623.4	85.1	228.8	5,767.1	4.0%
Total	$7,434.3	$244.2	$241.3	$7,431.4	3.2%

Year Ended December 31, 2009

Life Insurance in Force	$675,382.0	$28,027.1	$1,895.5	$649,250.4	0.3%

Premium Income:
Life Insurance	$1,757.5	$166.4	$11.8	$1,602.9	0.7%
Accident, Health, and Other Insurance	5,737.2	92.3	227.7	5,872.6	3.9%
Total	$7,494.7	$258.7	$239.5	$7,475.5	3.2%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2011

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$7.2	$1.3	$—	$2.8	$5.7

Year Ended December 31, 2010

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$1.1	$—	$3.8	$7.2

Year Ended December 31, 2009

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$14.9	$4.6	$1.0	$10.6	$9.9

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

See Notes 3 and 6 of the “Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the mortgage loan valuation allowance and the deferred tax valuation allowance.

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

(4.6)
Subscription Agreement for the 12,000,000 Adjustable Conversion-Rate Equity Security Units ("Units") dated as of May 6, 2004 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S‑3 (Registration No. 333-115485) filed on May 14, 2004).

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

(10.1)
Provident and Subsidiaries Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.8 of Provident Life Capital Corporation's Registration Statement on Form S-1, Registration No. 33-17017). *

(10.2)
Description of Compensation Plan for Non-Employee Directors (incorporated by reference to Amendment No. 1 to our Form 10-K filed on January 27, 1993 on Form 8), and amended on February 8, 1994 (incorporated by reference to Exhibit 10.15 of Provident Life and Accident Insurance Company of America's Form 10-K for the fiscal year ended December 31, 1993). *

(10.3)
Amended and Restated Relationship Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.16 of Provident Companies, Inc.'s Form 10-K for the fiscal year ended December 31, 1996).

(10.4)
Amended and Restated Registration Rights Agreement between Provident Companies, Inc. and Zurich Insurance Company dated as of May 31, 1996 (incorporated by reference to Exhibit 10.17 of Provident Companies, Inc.'s Form 10-K for the fiscal year ended December 31, 1996).

(10.5)	Unum Group Amended and Restated Stock Plan of 1999 (incorporated by reference to Exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.6)
Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 3.2 of Provident Companies Inc.'s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.7)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.8)
Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation's Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.9)
Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation's Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.10)	Unum Corporation 1990 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.11)	Unum Corporation 1996 Long-Term Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.12)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation's Registration Statement on Form S-1 dated June 18, 1986). *

(10.13)	UnumProvident Corporation Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.14)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.15)	UnumProvident Corporation Employee Stock Option Plan (1999) (incorporated by reference to Exhibit 10.32 of our Form 10-K for the year ended December 31, 2002). *

(10.16)	Unum Group Broad-Based Stock Plan of 2002, as amended (incorporated by reference to Exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.17)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.18)
Form of Restricted Stock Award Agreement for awards under the UnumProvident Corporation Stock Plan of 1999, as amended (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 25, 2005). *

(10.19)	UnumProvident Corporation Senior Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 17, 2005). *

(10.20)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.21)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.22)
Amendment to Employment Agreement between UnumProvident Corporation and F. Dean Copeland dated effective as of November 17, 2005 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on November 21, 2005). *

(10.23)
Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 16, 2005, as amended (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19, 2008). *

(10.24)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.25)
Form of Restricted Stock Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.26)
Form of Restricted Stock Unit Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.27)
Form of Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 4, 2011). *

(10.28)
Form of Performance-Based Restricted Stock Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.29 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.29)
Form of Performance-Based Restricted Stock Unit Agreement, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.30 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.30)
Form of Restricted Stock Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.31)
Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.32 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.32)	Cash-Settled Restricted Stock Unit Agreement between Unum Group and Thomas R. Watjen dated as of February 25, 2010 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 5, 2010). *

(10.33)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 4, 2011). *

(10.34)
Amended and Restated Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 5, 2010). *

(10.35)	Management Incentive Compensation Plan of 2008 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 4, 2011). *

(10.36)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.37)	Retainer Agreement between Unum Group and Jon S. Fossel dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on August 3, 2011). *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 9 of the "Notes to Consolidated Financial Statements").

(12.1)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Comprehensive Income, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.