Form 10-Q
period 2012-03-31
Unum Group
filed 2012-05-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
285,849,395 shares of the registrant's common stock were outstanding as of April 27, 2012.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $36,888.0; $36,640.7)	$42,411.2	$42,486.7
Mortgage Loans	1,615.9	1,612.3
Policy Loans	3,049.0	3,051.4
Other Long-term Investments	635.5	639.2
Short-term Investments	1,441.2	1,423.5
Total Investments	49,152.8	49,213.1

Other Assets
Cash and Bank Deposits	102.5	116.6
Accounts and Premiums Receivable	1,713.8	1,672.2
Reinsurance Recoverable	4,824.4	4,854.6
Accrued Investment Income	736.9	681.8
Deferred Acquisition Costs	1,699.7	1,677.1
Goodwill	201.5	201.2
Property and Equipment	497.4	493.3
Other Assets	642.8	645.3

Total Assets	$59,571.8	$59,555.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,470.5	$1,494.0
Reserves for Future Policy and Contract Benefits	42,965.5	43,051.9
Unearned Premiums	490.4	433.2
Other Policyholders' Funds	1,638.4	1,625.9
Income Tax Payable	98.4	38.2
Deferred Income Tax	88.9	44.7
Short-term Debt	372.2	312.3
Long-term Debt	2,552.8	2,570.2
Other Liabilities	1,714.8	1,815.1

Total Liabilities	51,391.9	51,385.5

Commitments and Contingent Liabilities - Note 9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 359,304,646 and 358,691,567 shares	35.9	35.9
Additional Paid-in Capital	2,600.4	2,591.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	584.4	614.8
Net Gain on Cash Flow Hedges	398.0	408.7
Foreign Currency Translation Adjustment	(89.4)	(117.6)
Unrecognized Pension and Postretirement Benefit Costs	(437.6)	(444.1)
Retained Earnings	6,793.5	6,611.0
Treasury Stock - at cost: 73,492,245 and 65,975,613 shares	(1,705.3)	(1,530.1)

Total Stockholders' Equity	8,179.9	8,169.7

Total Liabilities and Stockholders' Equity	$59,571.8	$59,555.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2012	2011
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$1,921.9	$1,869.5
Net Investment Income	619.5	618.7
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(2.3)
Other Net Realized Investment Gain	12.4	17.5
Net Realized Investment Gain	12.4	15.2
Other Income	57.5	59.7
Total Revenue	2,611.3	2,563.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,662.9	1,593.0
Commissions	232.3	224.3
Interest and Debt Expense	35.5	37.9
Deferral of Acquisition Costs	(117.4)	(112.2)
Amortization of Deferred Acquisition Costs	99.4	95.0
Compensation Expense	206.9	201.9
Other Expenses	181.7	195.8
Total Benefits and Expenses	2,301.3	2,235.7

Income Before Income Tax	310.0	327.4

Income Tax
Current	37.3	65.3
Deferred	58.8	38.5
Total Income Tax	96.1	103.8

Net Income	$213.9	$223.6

Net Income Per Common Share
Basic	$0.74	$0.72
Assuming Dilution	$0.73	$0.71

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Net Income	$213.9	$223.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired (net of tax benefit of $110.2; $40.7)	(196.5)	(77.3)
Change in Net Unrealized Gain on Securities Other-Than-Temporarily Impaired (net of tax benefit of $ - ; $1.1)	—	(2.1)
Total Change in Net Unrealized Gain on Securities Before Reclassification Adjustment (net of tax benefit of $110.2; $41.8)	(196.5)	(79.4)
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $0.3; $0.5)	(0.7)	(0.6)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $5.9; $5.4)	(10.7)	(9.9)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax expense of $97.2; $59.8)	166.8	113.2
Change in Foreign Currency Translation Adjustment	28.2	26.5
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $3.5; $1.6)	6.5	5.1
Total Other Comprehensive Income (Loss)	(6.4)	54.9

Comprehensive Income	$207.5	$278.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$35.9	$36.5
Common Stock Activity	—	0.1
Retirement of Repurchased Common Shares	—	(0.8)
Balance at End of Period	35.9	35.8

Additional Paid-in Capital
Balance at Beginning of Year	2,591.1	2,615.4
Common Stock Activity	9.3	12.2
Retirement of Repurchased Common Shares	—	(55.2)
Balance at End of Period	2,600.4	2,572.4

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	461.8	351.4
Change During Period	(6.4)	54.9
Balance at End of Period	455.4	406.3

Retained Earnings
Balance at Beginning of Year	6,611.0	6,591.8
Net Income	213.9	223.6
Dividends to Stockholders (per common share: $0.1050; $0.0925)	(31.4)	(29.9)
Retirement of Repurchased Common Shares	—	(144.0)
Balance at End of Period	6,793.5	6,641.5

Treasury Stock
Balance at Beginning of Year	(1,530.1)	(1,110.2)
Purchases of Treasury Stock	(175.2)	(23.6)
Balance at End of Period	(1,705.3)	(1,133.8)

Total Stockholders' Equity at End of Period	$8,179.9	$8,522.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$213.9	$223.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	1.6	33.8
Change in Deferred Acquisition Costs	(18.0)	(17.2)
Change in Insurance Reserves and Liabilities	167.3	112.6
Change in Income Taxes	116.7	82.0
Change in Other Accrued Liabilities	(68.0)	(32.1)
Non-cash Adjustments to Net Investment Income	(100.9)	(112.6)
Net Realized Investment Gain	(12.4)	(15.2)
Depreciation	20.5	19.3
Other, Net	8.6	6.8
Net Cash Provided by Operating Activities	329.3	301.0

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	127.6	243.7
Proceeds from Maturities of Fixed Maturity Securities	596.3	400.5
Proceeds from Sales and Maturities of Other Investments	33.5	35.5
Purchase of Fixed Maturity Securities	(845.7)	(898.6)
Purchase of Other Investments	(52.6)	(92.9)
Net Sales (Purchases) of Short-term Investments	(17.2)	524.4
Other, Net	(23.7)	(24.6)
Net Cash (Used) Provided by Investing Activities	(181.8)	188.0

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	59.9	(225.1)
Long-term Debt Repayments	(17.5)	(24.2)
Issuance of Common Stock	0.9	5.5
Repurchase of Common Stock	(175.2)	(215.7)
Dividends Paid to Stockholders	(31.4)	(29.9)
Other, Net	1.7	3.4
Net Cash Used by Financing Activities	(161.6)	(486.0)

Net Increase (Decrease) in Cash and Bank Deposits	(14.1)	3.0

Cash and Bank Deposits at Beginning of Year	116.6	53.6

Cash and Bank Deposits at End of Period	$102.5	$56.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2012

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to March 31, 2012 for recognition or disclosure in our financial statements and notes to our financial statements.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2012:

Accounting Standards Codification (ASC) 220 "Comprehensive Income"

In June 2011, the Financial Accounting Standards Board (FASB) issued an update related to the financial statement presentation of comprehensive income. This update requires that non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present net income and its components, followed consecutively by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued an update to indefinitely defer the effective date pertaining to the presentation of reclassification adjustments and reinstated the previous requirement to present reclassification adjustments either on the face of the statement or in financial statement footnotes. We adopted these updates effective January 1, 2012. The adoption of these updates modified our financial statement presentation but had no effect on our financial position or results of operations.

ASC 350 "Intangibles - Goodwill and Other"

In September 2011, the FASB issued an update which gives companies the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We adopted this update effective January 1, 2012. The adoption of this update had no effect on our financial position or results of operations.

ASC 820 "Fair Value Measurements and Disclosures"

In May 2011, the FASB issued an update to require additional disclosures regarding fair value measurements and to provide clarifying guidance on the application of existing fair value measurement requirements. Specifically, the update requires additional information on Level 1 and Level 2 transfers within the fair value hierarchy; the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed; and information about the sensitivity of a fair value measurement in Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs. We adopted this update effective January 1, 2012. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 2 - Accounting Developments - Continued

ASC 860 "Transfers and Servicing"

In April 2011, the FASB issued an update to revise the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possess adequate collateral to fund substantially all the cost of purchasing replacement financial assets. We adopted this update effective January 1, 2012. The adoption of this update had no effect on our financial position or results of operations.

ASC 944 "Financial Services - Insurance"

In October 2010, the FASB issued an update to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. We adopted this update effective January 1, 2012 and applied the amendments retrospectively, adjusting all prior periods. The cumulative effect of the adoption as of January 1, 2011, was a decrease to stockholders' equity of $459.5 million. The following table summarizes the effects on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 2 - Accounting Developments - Continued

	Historical
	Accounting	As	Effect of
	Method	Adjusted	Change
	(in millions of dollars, except share data)
At or for the Three Months Ended March 31, 2011
Consolidated Balance Sheets
Deferred Acquisition Costs	$2,542.9	$1,834.6	$(708.3)
Deferred Income Tax	471.2	224.5	(246.7)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	443.6	449.3	5.7
Foreign Currency Translation Adjustment	(84.1)	(80.6)	3.5
Retained Earnings	7,112.3	6,641.5	(470.8)

Consolidated Statements of Income
Deferral of Acquisition Costs	$(158.3)	$(112.2)	$46.1
Amortization of Deferred Acquisition Costs	138.3	95.0	(43.3)
Income Tax - Deferred	39.5	38.5	(1.0)
Net Income	225.4	223.6	(1.8)

Net Income Per Common Share
Basic	0.72	0.72	—
Assuming Dilution	0.72	0.71	(0.01)

Consolidated Statements of Comprehensive Income
Net Income	$225.4	$223.6	$(1.8)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	113.2	113.2	—
Change in Foreign Currency Translation Adjustment	26.8	26.5	(0.3)

Consolidated Statements of Cash Flows
Net Income	$225.4	$223.6	$(1.8)
Change in Deferred Acquisition Costs	(20.0)	(17.2)	2.8
Change in Income Taxes	83.0	82.0	(1.0)

December 31, 2011
Consolidated Balance Sheets
Deferred Acquisition Costs	$2,300.9	$1,677.1	$(623.8)
Deferred Income Tax	261.2	44.7	(216.5)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	605.8	614.8	9.0
Foreign Currency Translation Adjustment	(121.5)	(117.6)	3.9
Retained Earnings	7,031.2	6,611.0	(420.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 2 - Accounting Developments - Continued

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
March 31, 2012

Note 3 - Fair Values of Financial Instruments

Presented as follows are the carrying amounts and fair values of financial instruments. The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, accrued investment income, and short-term debt approximate fair value due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart. Certain prior year amounts have been reclassified to conform to current presentation.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,411.2	$42,411.2	$42,486.7	$42,486.7
Mortgage Loans	1,615.9	1,792.1	1,612.3	1,789.8
Policy Loans	3,049.0	3,115.4	3,051.4	3,124.4
Other Long-term Investments
Derivatives	111.9	111.9	137.7	137.7
Equity Securities	12.6	12.6	11.2	11.2
Miscellaneous Long-term Investments	452.8	452.8	436.4	436.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$641.1	$641.1	$641.1	$641.1
Supplementary Contracts without Life Contingencies	508.7	508.7	502.6	502.6
Long-term Debt	2,552.8	2,585.8	2,570.2	2,540.2
Other Liabilities
Derivatives	174.3	174.3	173.7	173.7
Embedded Derivative in Modified Coinsurance Arrangement	123.4	123.4	135.7	135.7
Unfunded Commitments to Investment Partnerships	152.0	152.0	160.6	160.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations. These financial instruments are assigned a Level 2 within the fair value hierarchy.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,834.9 million and $2,838.3 million as of March 31, 2012 and December 31, 2011, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from valuations provided by the general partner in the partnerships' financial statements. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Policyholders' Funds: Policyholders' funds are comprised primarily of deferred annuity products and supplementary contracts without life contingencies and represent customer deposits plus interest credited at contract rates. Carrying amounts approximate fair value. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Fair values for insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have a fair value of $1,170.2 million at March 31, 2012 and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have a fair value of $1,143.3 million at March 31, 2012 and are assigned a Level 2. Debt instruments which are valued using discounted cash flow analyses have a fair value of $2.3 million at March 31, 2012 and are assigned a Level 3.

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent legally binding amounts that we have committed to certain investment partnerships subject to the partnerships meeting specified conditions. When these conditions are met, we are obligated to invest these amounts in the partnerships. Carrying amounts approximate fair value. These financial instruments are assigned a Level 2 within the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2012, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

We actively manage our investment portfolio, establish pricing policy, and review the reasonableness of sources and inputs used in developing pricing. We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security's price.  In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all price changes from the prior month which fall outside a predetermined corridor. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period closest to the transaction date.
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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If net counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. For purposes of valuing net counterparty risk, we measure the fair value of a group of financial assets and financial liabilities on the basis of the price that would be received to sell a net long position or transfer a net short position for a particular risk exposure in an orderly transaction between market participants at the measurement date under current market conditions. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.
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

At March 31, 2012, approximately 14.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 85.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 67.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 4.9 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.3 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2012
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$118.7	$1,130.9	$—	$1,249.6
States, Municipalities, and Political Subdivisions	32.4	1,457.6	66.4	1,556.4
Foreign Governments	—	1,411.8	—	1,411.8
Public Utilities	1,041.5	8,851.1	548.3	10,440.9
Mortgage/Asset-Backed Securities	—	2,821.0	21.3	2,842.3
All Other Corporate Bonds	5,033.9	19,098.7	733.2	24,865.8
Redeemable Preferred Stocks	—	14.1	30.3	44.4
Total Fixed Maturity Securities	6,226.5	34,785.2	1,399.5	42,411.2

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	109.0	—	109.0
Foreign Exchange Contracts	—	2.9	—	2.9
Total Derivatives	—	111.9	—	111.9
Equity Securities	—	8.1	4.5	12.6

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$31.2	$—	$31.2
Foreign Exchange Contracts	—	143.1	—	143.1
Embedded Derivative in Modified Coinsurance Arrangement	—	—	123.4	123.4
Total Derivatives	—	174.3	123.4	297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2012		2011
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$204.2	$16.1	$—
States, Municipalities, and Political Subdivisions	—	43.8	25.4	274.9
Foreign Governments	—	—	—	0.7
Public Utilities	826.2	454.4	885.5	481.1
All Other Corporate Bonds	3,042.8	1,684.5	3,064.3	1,540.8
Total Fixed Maturity Securities	$3,869.0	$2,386.9	$3,991.3	$2,297.5

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
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2012
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(3.2)	$—	$—	$9.9	$(8.4)	$66.4
Public Utilities	338.9	—	(0.1)	—	(0.9)	416.9	(206.5)	548.3
Mortgage/Asset-Backed Securities	31.7	—	2.4	—	—	—	(12.8)	21.3
All Other Corporate Bonds	665.5	—	7.0	12.0	(40.3)	223.0	(134.0)	733.2
Redeemable Preferred Stocks	37.2	(1.0)	2.1	—	(14.3)	6.3	—	30.3
Total Fixed Maturity Securities	1,141.4	(1.0)	8.2	12.0	(55.5)	656.1	(361.7)	1,399.5

Equity Securities	11.2	—	—	—	—	—	(6.7)	4.5
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	12.3	—	—	—	—	—	(123.4)

	Three Months Ended March 31, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$—	$(0.7)	$7.0	$(0.3)	$249.7	$(104.6)	$324.7
Mortgage/Asset-Backed Securities	0.7	—	(1.6)	—	(2.2)	35.3	—	32.2
All Other Corporate Bonds	829.7	(0.2)	0.5	16.7	(3.3)	153.1	(362.7)	633.8
Redeemable Preferred Stocks	21.7	—	—	—	—	—	(21.6)	0.1
Total Fixed Maturity Securities	1,025.7	(0.2)	(1.8)	23.7	(5.8)	438.1	(488.9)	990.8

Equity Securities	1.5	—	—	—	—	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	14.1	—	—	—	—	—	(82.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of
Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three months ended March 31, 2012 and 2011 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $12.3 million and $14.1 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	March 31, 2012
	(in millions of dollars)
	Fair Value	Unobservable Input		Range/Weighted Average
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$66.4	- Comparability Adjustment - Discount for Size - Volatility of Credit	(b) (c) (e)	0.50% - 1.25%/0.87% 0.20% - 0.20%/0.20% 0.25% - 0.25%/0.25%
Mortgage/Asset-Backed Securities - Private	0.6	- Discount for Size	(c)	4.99% - 5.08%/5.06%
All Other Corporate Bonds - Private	295.6	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	1.65% - 1.65%/1.65% 0.03% - 0.75%/0.50% 0.50% - 0.50%/0.50% 0.50% - 1.00%/0.74% (0.50)% - 7.72%/1.27% Priced at Par
All Other Corporate Bonds - Public	117.5	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size	(a) (b) (c)	0.25% - 0.47%/0.27% 0.25% - 0.50%/0.41% 0.25% - 0.25%/0.25%
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(123.4)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

(a)	Represents basis point adjustments for changes in benchmark spreads associated with various ratings categories

(b)	Represents basis point adjustments for changes in benchmark spreads associated with various industry sectors

(c)	Represents basis point adjustments based on issue/issuer size relative to the benchmark

(d)	Represents basis point adjustments to apply a discount due to illiquidity

(e)	Represents basis point adjustments for credit-specific factors

(f)	Represents a decision to price based on par value, cost, or owner's equity when limited data is available

(g)	Represents various actuarial assumptions required to derive the liability cash flows including incidence, termination, and lapse rates

Isolated increases in unobservable inputs other than market convention will result in a lower fair value measurement, whereas isolated decreases will result in a higher fair value measurement. The unobservable input for market convention is not sensitive to input movements. The projected liability cash flows used in the fair value measurement of our Level 3 embedded derivative are based on expected claim payments. If claim payments increase, the projected liability cash flows will increase, resulting in a decrease in the fair value of the embedded derivative. Decreases in projected liability cash flows will result in an increase in the fair value of the embedded derivative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments

Fixed Maturity Securities

At March 31, 2012 and December 31, 2011, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	March 31, 2012
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$997.1	$254.5	$2.0	$1,249.6
States, Municipalities, and Political Subdivisions	1,341.1	226.5	11.2	1,556.4
Foreign Governments	1,185.3	226.5	—	1,411.8
Public Utilities	9,026.0	1,451.0	36.1	10,440.9
Mortgage/Asset-Backed Securities	2,504.4	338.8	0.9	2,842.3
All Other Corporate Bonds	21,793.6	3,178.8	106.6	24,865.8
Redeemable Preferred Stocks	40.5	4.5	0.6	44.4
Total Fixed Maturity Securities	$36,888.0	$5,680.6	$157.4	$42,411.2

	December 31, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,005.8	$299.7	$1.1	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	222.6	8.8	1,591.6
Foreign Governments	1,139.4	237.3	—	1,376.7
Public Utilities	9,015.7	1,646.2	28.6	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	344.1	5.5	2,973.2
All Other Corporate Bonds	21,411.6	3,314.8	176.3	24,550.1
Redeemable Preferred Stocks	55.8	3.5	1.9	57.4
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$222.2	$42,486.7

As of March 31, 2012 and December 31, 2011, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	March 31, 2012
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$8.9	$0.2	$5.6	$1.8
States, Municipalities, and Political Subdivisions	68.7	3.8	74.8	7.4
Public Utilities	229.4	19.0	128.9	17.1
Mortgage/Asset-Backed Securities	38.6	0.3	9.0	0.6
All Other Corporate Bonds	1,253.4	39.9	590.1	66.7
Redeemable Preferred Stocks	—	—	6.9	0.6
Total Fixed Maturity Securities	$1,599.0	$63.2	$815.3	$94.2

	December 31, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.3	$1.1
States, Municipalities, and Political Subdivisions	51.6	1.3	75.3	7.5
Public Utilities	192.0	7.9	142.2	20.7
Mortgage/Asset-Backed Securities	94.2	4.8	19.6	0.7
All Other Corporate Bonds	1,703.9	65.5	684.9	110.8
Redeemable Preferred Stocks	—	—	20.9	1.9
Total Fixed Maturity Securities	$2,041.7	$79.5	$949.2	$142.7

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2012
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$617.5	$17.3	$629.8	$—	$5.0
Over 1 year through 5 years	5,281.0	496.2	5,428.0	6.2	343.0
Over 5 years through 10 years	9,659.8	1,315.4	10,269.9	34.5	670.8
Over 10 years	18,825.3	3,512.9	20,874.5	115.8	1,347.9
	34,383.6	5,341.8	37,202.2	156.5	2,366.7
Mortgage/Asset-Backed Securities	2,504.4	338.8	2,794.7	0.9	47.6
Total Fixed Maturity Securities	$36,888.0	$5,680.6	$39,996.9	$157.4	$2,414.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

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

At March 31, 2012, the fair value of investment-grade fixed maturity securities was $39,474.5 million, with a gross unrealized gain of $5,533.2 million and a gross unrealized loss of $88.0 million. The gross unrealized loss on investment-grade fixed maturity securities was 55.9 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2012, the fair value of below-investment-grade fixed maturity securities was $2,936.7 million, with a gross unrealized gain of $147.4 million and a gross unrealized loss of $69.4 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 44.1 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2012, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2012, we held 88 individual investment-grade fixed maturity securities and 45 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 30 investment-grade fixed maturity securities and 20 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•	Whether we expect to recover the entire amortized cost basis of the security

•	Whether we intend to sell the security or will be required to sell the security before the recovery of its amortized cost basis

•	Whether the security is current as to principal and interest payments

•	The significance of the decline in value

•	The time period during which there has been a significant decline in value

•	Current and future business prospects and trends of earnings

•	The valuation of the security's underlying collateral

•	Relevant industry conditions and trends relative to their historical cycles

•	Market conditions

•	Rating agency and governmental actions

•	Bid and offering prices and the level of trading activity

•	Adverse changes in estimated cash flows for securitized investments

•	Changes in fair value subsequent to the balance sheet date

•	Any other key measures for the related security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

We evaluate available information, including the factors noted above, both positive and negative, in reaching our conclusions. In particular, we also consider the strength of the issuer's balance sheet, its debt obligations and near term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. We held no fixed maturity securities as of the beginning of 2012 or at the end of the first quarter of 2012 for which a portion of an other-than-temporary impairment was previously recognized in other comprehensive income.

Three Months Ended
March 31, 2011
(in millions of dollars)
Balance at Beginning of Year	$8.5
Sales or Maturities of Securities	(8.5)
Balance at End of Period	$—

At March 31, 2012, we had non-binding commitments of $81.0 million to fund private placement fixed maturity securities.
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

As of March 31, 2012, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $444.2 million, comprised of $339.2 million of tax credit partnerships and $105.0 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $152.0 million at March 31, 2012. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We had non-binding commitments of $84.9 million to fund certain private equity partnerships at March 31, 2012, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $125.0 million, $0.1 million, and $8.6 million, respectively, as of March 31, 2012.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At March 31, 2012, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three months ended March 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

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

Mortgage loans by property type and geographic region are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
	(in millions of dollars)
Property Type
Apartment	$27.8	1.7%	$28.0	1.8%
Industrial	504.5	31.2	502.0	31.1
Mixed	93.0	5.8	93.5	5.8
Office	663.8	41.1	659.3	40.9
Retail	319.8	19.8	322.4	20.0
Other	7.0	0.4	7.1	0.4
Total	$1,615.9	100.0%	$1,612.3	100.0%

Region
New England	$145.8	9.0%	$147.0	9.1%
Mid-Atlantic	172.5	10.7	174.1	10.8
East North Central	211.3	13.1	212.7	13.2
West North Central	149.9	9.3	151.2	9.4
South Atlantic	397.5	24.6	383.8	23.8
East South Central	52.1	3.2	52.4	3.3
West South Central	158.8	9.8	160.4	9.9
Mountain	69.0	4.3	69.5	4.3
Pacific	259.0	16.0	261.2	16.2
Total	$1,615.9	100.0%	$1,612.3	100.0%

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
March 31, 2012

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31	December 31
	2012	2011
	(in millions of dollars)
Internal Rating
Aa	$13.9	$10.9
A	690.7	712.6
Baa	878.1	855.0
Ba	20.1	20.7
B	13.1	13.1
Total	$1,615.9	$1,612.3

Loan-to-Value Ratio
<= 65%	$614.7	$578.4
> 65% <= 75%	778.3	802.3
> 75% <= 85%	171.6	165.1
> 85% <= 100%	51.3	66.5
Total	$1,615.9	$1,612.3

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

The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5
Provision	0.5	—
Balance at End of Period	$2.0	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

Impaired mortgage loans are as follows:

	March 31, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$22.0	$24.0	$2.0

	December 31, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.4	$9.4	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.5	$24.0	$1.5

For the three months ended March 31, 2012 and 2011, our average investment in impaired mortgage loans was $23.7 million and $13.1 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized $0.2 million and $0.3 million of interest income, respectively, on mortgage loans subsequent to impairment.

Our troubled debt restructurings during the three months ended March 31, 2012 and 2011 were comprised entirely of loan foreclosures. A summary of our troubled debt restructurings is as follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Foreclosure
Carrying Amount	$4.2	$9.8
Number of Loans	1	1

We had no realized losses on loan foreclosures for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, we held one mortgage loan that was past due regarding principal and interest payments and for which we had discontinued the accrual of investment income. This loan was greater than 90 days past due as of March 31, 2012 and December 31, 2011 and had a carrying value of $8.9 million and $9.4 million, respectively.

At March 31, 2012, we had non-binding commitments of $29.9 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

Transfers of Financial Assets

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. Our repurchase agreements are typically outstanding for less than 30 days. We post collateral through our repurchase agreement transactions whereby the counterparty commits to purchase securities with the agreement to resell them to us at a later, specified date. The fair value of collateral posted is generally 102 percent of the cash received.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 4 - Investments - Continued

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of March 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $374.1 million, for which we received collateral in the form of cash and securities of $372.2 million and $16.4 million, respectively. As of December 31, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $319.1 million, for which we received collateral in the form of cash and securities of $312.3 million and $16.7 million, respectively. We had no outstanding repurchase agreements at March 31, 2012 or December 31, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$5.9	$9.5
Gross Losses on Sales	(5.0)	(6.9)
Other-Than-Temporary Impairment Loss	—	(2.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	1.2
Impairment Loss	(0.5)	—
Embedded Derivative in Modified Coinsurance Arrangement	12.3	14.1
Foreign Currency Transactions	(0.3)	(0.4)
Net Realized Investment Gain	$12.4	$15.2

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
Unum Group and Subsidiaries
March 31, 2012
Note 5 - Derivative Financial Instruments - Continued

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.7 million at March 31, 2012. We held cash collateral of $42.6 million and $45.6 million from our counterparties as of March 31, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $135.1 million and $114.9 million at March 31, 2012 and December 31, 2011, respectively. We had no cash posted as collateral to our counterparties at March 31, 2012 and December 31, 2011.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $174.3 million and $173.7 million at March 31, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$1,681.9
Additions	—	—	—	19.9	19.9
Terminations	—	11.0	55.0	19.9	85.9
Balance at March 31, 2011	$174.0	$606.9	$835.0	$—	$1,615.9

Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$1,413.0
Additions	—	—	—	35.0	35.0
Terminations	—	3.9	45.0	35.0	83.9
Balance at March 31, 2012	$174.0	$550.1	$640.0	$—	$1,364.1

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at March 31, 2012, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2012	2013	Total
	(in millions of dollars)
Notional Value	$140.0	$150.0	$290.0
Weighted Average Receive Rate	6.49%	6.34%	6.41%
Weighted Average Pay Rate	0.47%	0.47%	0.47%

Cash Flow Hedges

As of March 31, 2012 and December 31, 2011, we had $290.0 million and $335.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of March 31, 2012 and December 31, 2011, we had $550.1 million and $554.0 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

During the three months ended March 31, 2012, we entered into and subsequently terminated $35.0 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called, and we recognized a loss of $0.1 million on the termination of these hedges. The loss was recognized in other comprehensive income and subsequently amortized into net investment income.

During the three months ended March 31, 2011, we entered into and subsequently terminated $19.9 million notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called and/or sold, and we recognized a gain of $0.1 million on the termination of these hedges. The gain was recognized in other comprehensive income and subsequently amortized into net investment income.

For the three months ended March 31, 2012 and 2011, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2012, we expect to amortize approximately $36.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 5 - Derivative Financial Instruments - Continued

by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of March 31, 2012. Fluctuations in fair values of these derivatives between March 31, 2012 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2012, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2012 and December 31, 2011, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the three months ended March 31, 2012 and 2011, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in losses of $1.7 million and $2.6 million, respectively, with offsetting gains on the related interest rate swaps.

As of March 31, 2012 and December 31, 2011, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the three months ended March 31, 2012, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a de minimis loss, with an offsetting de minimis gain on the related interest rate swaps. For the three months ended March 31, 2011, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a gain of $2.1 million, with an offsetting loss on the related interest rate swaps.

For the three months ended March 31, 2012 and 2011, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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
March 31, 2012
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2012
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$109.0	Other Liabilities	$31.2
Foreign Exchange Contracts	Other L-T Investments	2.9	Other Liabilities	143.1
Total		$111.9		$174.3

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$123.4

	December 31, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$134.2	Other Liabilities	$32.9
Foreign Exchange Contracts	Other L-T Investments	3.5	Other Liabilities	140.8
Total		$137.7		$173.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$135.7

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended March 31, 2012
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$18.3	$9.1	(1)
Interest Rate Swaps	—	0.1	(2)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(0.2)	(1)
Foreign Exchange Contracts	(2.9)	(12.4)	(2)
Total	$15.4	$(3.8)

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain

(3)	Loss recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended March 31, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$14.6	$8.4	(1)
Interest Rate Swaps	—	1.2	(2)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(0.3)	(1)
Foreign Exchange Contracts	(7.9)	(18.5)	(2)
Total	$6.7	$(9.6)

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain

(3)	Loss recognized in interest and debt expense
The following table summarizes the location of and gains on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Gain Recognized in Net Realized Investment Gain	$12.3	$14.1

Note 6 - Segment Information

Our reporting segments are comprised of Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. Effective with the fourth quarter of 2011 we modified our reporting segments to reclassify our long-term care products from the Unum US segment to the Closed Block segment.  We also reclassified our other insurance products not actively marketed which were previously reported in the Corporate and Other segment to the Closed Block segment. Prior period segment results have been adjusted to reflect this change in our reporting classifications.

In the following segment financial data, "operating revenue" excludes net realized investment gains or losses. "Operating income" or "operating loss" excludes net realized investment gains or losses, non-operating retirement-related gains or losses, and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses. We previously allocated the amortization of prior period actuarial gains or losses, the component of the net periodic benefit costs for our pensions and other postretirement benefit plans which we consider to be non-operating, to our Corporate segment. During the first quarter of 2012, we determined that we would modify our segment reporting. Effective January 1, 2012, the amortization of prior period actuarial gains or losses is no longer included in operating income or operating loss by segment. Prior period segment results for our Corporate segment have been adjusted to conform to current year reporting.

We measure segment performance excluding these items because we believe this performance measure is a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. A long-term focus is necessary to maintain profitability over the life of the business, although we may experience realized investment losses which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the interest rates assumed in calculating our liabilities. Our non-operating retirement-related gains or losses are primarily driven by market performance and are not indicative of the operational results of our businesses. However, although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 6 - Segment Information - Continued

conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. The exclusion of these items from segment performance does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Operating Revenue by Segment	$2,598.9	$2,547.9
Net Realized Investment Gain	12.4	15.2
Revenue	$2,611.3	$2,563.1

Operating Income by Segment	$309.2	$320.2
Net Realized Investment Gain	12.4	15.2
Non-operating Retirement-related Loss	(11.6)	(8.0)
Income Tax	(96.1)	(103.8)
Net Income	$213.9	$223.6

Additionally, effective January 1, 2012, we adopted an accounting standards update regarding the capitalization of costs associated with the acquisition of insurance contracts and applied the amendments retrospectively. Operating income and assets by segment have been adjusted to reflect our retrospective adoption. See Note 2 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 6 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$395.5	$397.0
Group Short-term Disability	117.7	111.0
Group Life and Accidental Death & Dismemberment
Group Life	293.6	273.4
Accidental Death & Dismemberment	28.3	27.1
Supplemental and Voluntary
Individual Disability - Recently Issued	118.4	115.1
Voluntary Benefits	158.5	145.2
	1,112.0	1,068.8
Unum UK
Group Long-term Disability	101.9	103.4
Group Life	52.7	47.6
Supplemental and Voluntary	16.1	16.1
	170.7	167.1
Colonial Life
Accident, Sickness, and Disability	180.2	172.3
Life	51.7	46.2
Cancer and Critical Illness	64.4	61.9
	296.3	280.4
Closed Block
Individual Disability	187.2	202.3
Long-term Care	155.2	150.6
All Other	0.5	0.3
	342.9	353.2
Total	$1,921.9	$1,869.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2012
Premium Income	$1,112.0	$170.7	$296.3	$342.9	$—	$1,921.9
Net Investment Income	238.6	36.5	35.6	301.6	7.2	619.5
Other Income	31.1	0.1	0.1	25.9	0.3	57.5
Operating Revenue	$1,381.7	$207.3	$332.0	$670.4	$7.5	$2,598.9

Operating Income (Loss)	$205.9	$38.8	$69.7	$15.4	$(20.6)	$309.2

Three Months Ended March 31, 2011
Premium Income	$1,068.8	$167.1	$280.4	$353.2	$—	$1,869.5
Net Investment Income	233.7	44.9	31.3	294.3	14.5	618.7
Other Income	31.0	0.1	0.1	27.5	1.0	59.7
Operating Revenue	$1,333.5	$212.1	$311.8	$675.0	$15.5	$2,547.9

Operating Income (Loss)	$194.7	$48.9	$66.5	$31.9	$(21.8)	$320.2

Assets by segment are as follows:

	March 31	December 31
	2012	2011
	(in millions of dollars)
Unum US	$18,621.5	$18,583.6
Unum UK	3,746.8	3,549.5
Colonial Life	3,209.3	3,167.8
Closed Block	31,306.2	31,439.5
Corporate	2,688.0	2,814.8
Total	$59,571.8	$59,555.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Service Cost	$12.2	$10.6	$1.2	$1.2	$0.4	$0.5
Interest Cost	21.1	19.4	2.1	2.2	2.4	2.5
Expected Return on Plan Assets	(22.2)	(21.9)	(2.7)	(3.1)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	11.5	8.0	0.1	—	—	—
Prior Service Credit	(0.1)	(0.1)	—	—	(0.6)	(0.6)
Total	$22.5	$16.0	$0.7	$0.3	$2.0	$2.2

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2012. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions of $1.1 million, or approximately £0.7 million, during the three months ended March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2012	2011
	(in millions of dollars, except share data)
Numerator
Net Income	$213.9	$223.6

Denominator (000s)
Weighted Average Common Shares - Basic	290,429.5	312,742.3
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	854.5	1,590.0
Weighted Average Common Shares - Assuming Dilution	291,284.0	314,332.3

Net Income Per Common Share
Basic	$0.74	$0.72
Assuming Dilution	$0.73	$0.71

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

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $11.37 to $26.31, and the performance restricted stock units had a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.2 million and 1.9 million shares of common stock for the three month periods ended March 31, 2012 and 2011, respectively.

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

In February 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement occurred in March 2011, resulting in the delivery to us of 0.6 million additional shares. In total, we repurchased and retired 7.7 million shares pursuant to the accelerated repurchase agreement, which completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share - Continued

In addition to these repurchases, for the year ended December 31, 2011, we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, including commissions of $0.3 million. For the three months ended March 31, 2012, we repurchased an additional 7.5 million shares on the open market at a cost of $175.2 million, including commissions of $0.2 million. The dollar value of shares remaining under the $1.0 billion repurchase program was $349.7 million at March 31, 2012. All repurchased shares, except for the 7.7 million shares which were retired in 2011, have been classified as treasury stock and accounted for using the cost method.

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

Claims Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 9 - Commitments and Contingent Liabilities - Continued

Broker Compensation and Quoting Process

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
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. On February 3, 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and each of the parties sought leave for an early appeal on the issues raised by the District Court's rulings, but the First Circuit decided not to hear the appeal at this time. Therefore, the parties are required to wait until the proceedings in the District Court have concluded for further resolution of those issues. The First Circuit did not rule on or discuss the merits of the case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
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

In July 2011, the New York State Department of Financial Services issued a special request to approximately 160 insurers, including Unum Group's New York licensed insurance subsidiaries, which requires the insurers to cross-check their life insurance policies, annuity contracts, and retained asset accounts with the latest version of the Social Security Master Death Index to identify any matches. Insurers are also requested to investigate the matches to determine if death benefits are due, to locate the beneficiaries, and to make payments where appropriate. We accrued an estimated loss contingency in the fourth quarter of 2011, the amount of which was immaterial to our consolidated financial position and results of operations. We completed our review during the first quarter of 2012. The estimated loss contingency which we established in the fourth quarter of 2011 was sufficient.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2012
Note 10 - Other

Debt

At March 31, 2012, short-term debt consisted of $372.2 million of securities lending transactions. Regarding activity relative to our long-term debt, during the three months ended March 31, 2012, we made principal payments of $15.0 million and $2.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

Income Tax

At March 31, 2012, we had a liability of $82.5 million for unrecognized tax benefits, all of which is associated with deferred tax assets. The interest expense and penalties related to unrecognized tax expense in our consolidated statements of income was $0.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

During 2010, the Internal Revenue Service (IRS) completed its examination of tax years 2005 and 2006 and issued its revenue agent's report (RAR) in December 2010. In January 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period.  As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 million to $66.0 million.  We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the consolidated financial statements, Unum Group and subsidiaries changed its method of accounting for deferred acquisition costs as a result of the adoption of amendments to the FASB Accounting Standards Update No. 2010-26, Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26).

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the year then ended not presented herein and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. As described in Note 2, on January 1, 2012, Unum Group and Subsidiaries changed its method of accounting for deferred acquisition costs and applied the change on a retrospective basis resulting in revision of the December 31, 2011 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of ASU 2010-26.

 /s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
May 2, 2012

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments. These segments are discussed more fully under "Segments Results" contained in this Item 2.

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. The unfortunate reality is that most lower- and middle-income workers in the U.S. and the U.K. lack financial protection for themselves and their families should something unexpected occur, a need that has been made even more apparent following the recent financial crisis.  Additionally, governments in the U.S. and U.K., and throughout the world, are struggling to address growing deficit problems, limiting their ability to offer some of the financial protections that they have provided in the past.  As a result, we believe there is a growing need for financial protection products of the type we offer.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2011.

Executive Summary

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

A discussion of our operating performance and capital management follows.

Retrospective Adoption of Accounting Standards Update

In October 2010, the Financial Accounting Standards Board (FASB) issued an update to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. We adopted this update effective January 1, 2012 and applied the amendments retrospectively, adjusting all prior period operating results, balance sheets, and related metrics throughout this document. See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Operating Performance and Capital Management

For the first quarter of 2012, we reported net income of $213.9 million, or $0.73 per diluted common share, compared to net income of $223.6 million, or $0.71 per diluted common share, in the same period of 2011. After-tax operating income, which excludes realized investment gains or losses and non-operating retirement-related gains or losses, was $213.2 million, or $0.73 per diluted common share, in the first quarter of 2012 compared to $219.1 million, or $0.70 per diluted common share, in the same period of 2011. Our first quarter of 2012 net income per share and after-tax operating income per share, as compared to the same period in 2011, was aided by the repurchase of our common stock throughout 2011 and during the first quarter of 2012. Total operating revenue by segment during the first quarter of 2012 was higher than the comparable period of 2011, with increases in both premium income and net investment income. Total operating income by segment decreased in the first quarter of 2012 relative to the first quarter of 2011, with lower earnings in the Unum UK and Closed Block segments partially offset by higher earnings in Unum US and Colonial Life. See additional information in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," and "Segment Results" contained in this Item 2.

Our Unum US segment reported an increase in segment operating income of 5.8 percent in the first quarter of 2012 compared to the same period of 2011, with higher operating revenue and continued favorable expense management. Although Unum US premium income increased 4.0 percent in the first quarter of 2012 compared to the same period of 2011, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies, although we experienced improvement relative to the first quarter of 2011. The benefit ratio for our Unum US segment for the first quarter of 2012 was 72.5 percent compared to 72.1 percent in the same period of 2011, with less favorable risk results for the group disability and group life and accidental death and dismemberment product lines partially offset by favorable risk results for the supplemental and voluntary product line. Unum US sales increased 12.1 percent in the first quarter of 2012 compared to the same period of 2011, with sales increases in nearly all of our product lines and market segments. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported a sales increase of 11.5 percent in the first quarter of 2012 compared to the same period of 2011. Group large case sales increased 9.4 percent, and voluntary benefits sales increased 15.7 percent in the first quarter of 2012 compared to the same period of 2011. Premium persistency was above the levels of the first quarter of 2011 for all products except short-term disability and remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 18.8 percent in the first quarter of 2012, as measured in Unum UK's local currency, relative to the same period of 2011. The decrease was driven primarily by less favorable risk results. Premium income grew 4.2 percent in the first quarter of 2012 compared to the same period of 2011, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The benefit ratio for Unum UK was 72.4 percent in the first quarter of 2012 compared to 69.3 percent in the same period of 2011, with less favorable risk experience for all product lines. Unum UK sales increased 78.2 percent in the first quarter of 2012 compared to the same period of 2011, as measured in Unum UK's local currency, driven by higher group life and group long-term disability sales, led by a few large case sales in the group life market. Persistency in the first quarter of 2012 was higher than the first quarter of 2011 for group long-term disability, but was lower than the first quarter of 2011 for group life and supplemental and voluntary.

Our Colonial Life segment reported operating income growth of 4.8 percent in the first quarter of 2012 compared to the same period of 2011, driven by higher operating revenue and continued favorable expense management. Premium income grew 5.7 percent in the first quarter of 2012 compared to the same period of 2011. The benefit ratio for Colonial Life was 52.1 percent in the first quarter of 2012 compared to 51.4 percent in the same period of 2011, with increases in all product lines. Colonial Life sales increased 0.7 percent in the first quarter of 2012 compared to the same period of 2011. Commercial market sales in first quarter of 2012 were consistent with the same period of 2011, with a 1.1 percent increase in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, mostly offset by an 8.5 percent decrease in the large case commercial market segment. Sales were 3.2 percent higher in the public sector market in first quarter of 2012 compared to the same period of 2011. Persistency in the first quarter of 2012 was below the level of the same period of 2011 but remains strong.

Our investment portfolio continues to perform well, with a slight growth in net investment income in the first quarter of 2012 compared to the same period of 2011. The net unrealized gain on our fixed maturity securities was $5.5 billion at March 31, 2012, compared to $5.8 billion at December 31, 2011.

We believe our capital and financial positions are strong. At March 31, 2012, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 406 percent, compared to 405 percent at December 31, 2011. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 28.9 percent at March 31, 2012, compared to 28.7 percent at December 31, 2011. The slight increase was due to the increase in short-term debt related to securities lending agreements outstanding at March 31, 2012, partially offset by our first quarter 2012 principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings). Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 23.4 percent at March 31, 2012, compared to 23.5 percent at December 31, 2011. The cash and marketable securities at our holding companies equaled approximately $575 million at March 31, 2012, compared to $756 million at December 31, 2011, reflecting our first quarter of 2012 repurchase of 7.5 million of our common shares on the open market at a cost of $175.2 million.

Further discussion is included in "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 2.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2012 other than changes made to our capitalization policies for deferred acquisition costs, in accordance with our adoption of the accounting standards update as disclosed in Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2012	% Change	2011
Revenue
Premium Income	$1,921.9	2.8%	$1,869.5
Net Investment Income	619.5	0.1	618.7
Net Realized Investment Gain	12.4	(18.4)	15.2
Other Income	57.5	(3.7)	59.7
Total Revenue	2,611.3	1.9	2,563.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,662.9	4.4	1,593.0
Commissions	232.3	3.6	224.3
Interest and Debt Expense	35.5	(6.3)	37.9
Deferral of Acquisition Costs	(117.4)	4.6	(112.2)
Amortization of Deferred Acquisition Costs	99.4	4.6	95.0
Compensation Expense	206.9	2.5	201.9
Other Expenses	181.7	(7.2)	195.8
Total Benefits and Expenses	2,301.3	2.9	2,235.7

Income Before Income Tax	310.0	(5.3)	327.4
Income Tax	96.1	(7.4)	103.8

Net Income	$213.9	(4.3)	$223.6

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.571 and 1.607, for the three months ended March 31, 2012 and 2011, respectively. If the first quarter of 2012 results for our U.K. operations had been translated at the higher exchange rate of the first quarter of 2011, our operating revenue and operating income by segment in the first quarter of 2012 would have been higher by approximately $4.6 million and $0.8 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income in the first quarter of 2012 compared to the same period of 2011 includes premium growth for each of our three major business segments. For our closed block segment, in total, premium income declined as expected, although our long-term care closed line of business experienced premium growth relative to the first quarter of 2011 due to premium persistency and group long-term care sales which occurred during 2011 and the first quarter of 2012.

Net investment income was slightly higher in the first quarter of 2012 relative to the same period of 2011 due primarily to continued growth in the level of invested assets and an increase in income from bond call premiums and private equity partnerships, mostly offset by lower income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases in benefits as well as an increase in the amortization of the principal amount invested in our tax-credit partnerships.

We recognized in earnings net realized investment gains of $12.4 million and $15.2 million in the first quarter of 2012 and 2011, respectively. Included in the net realized investment gain for the first quarter of 2011 was an other-than-temporary impairment loss on fixed maturity securities of $2.3 million, all of which was recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. Changes in the fair value of this embedded derivative resulted in realized gains of $12.3 million and $14.1 million in the first quarter of 2012 and 2011, respectively. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The benefit ratio was 86.5 percent in the first quarter of 2012 compared to 85.2 percent in the same period of 2011, with unfavorable year over year risk results in each of our segments. Further discussion of our line of business risk results and claims management performance for each of our segments is included in "Segment Results" as follows.

Interest and debt expense in the first quarter of 2012 was lower than the same period of 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011 and continuing principal payments on Tailwind Holdings and Northwind Holdings debt, partially offset by a higher rate of interest on $350.0 million of debt which we converted into floating rate debt through the use of an interest rate swap.

The deferral of acquisition costs increased in the first quarter of 2012 compared to the same period of 2011, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth.

The amortization of acquisition costs in the first quarter of 2012 was higher than the same period of 2011 due primarily to higher amortization in our Unum US supplemental and voluntary product line driven by unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines. Amortization in Colonial Life was also higher in the first quarter of 2012 compared to the prior year due to continued growth in the level of the deferred asset.

Other expenses were lower in the first quarter of 2012 compared to the same period of 2011 due to our continued focus on operating effectiveness and expense management.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes the specified items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. A long-term focus is necessary to maintain profitability over the life of the business, although we may experience realized investment losses which will affect future earnings levels since our underlying business is long-term in nature and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income by segment provides investors with additional information for comparison and analysis of our operating results. However, although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income (loss) before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2012	2011
Operating Revenue by Segment	$2,598.9	$2,547.9
Net Realized Investment Gain	12.4	15.2
Revenue	$2,611.3	$2,563.1

Operating Income by Segment	$309.2	$320.2
Net Realized Investment Gain	12.4	15.2
Non-operating Retirement-related Loss	(11.6)	(8.0)
Income Tax	(96.1)	(103.8)
Net Income	$213.9	$223.6

	Three Months Ended March 31
	2012		2011
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$213.2	$0.73	$219.1	$0.70
Non-operating Retirement-related Loss	(11.6)	(0.04)	(8.0)	(0.03)
Income Tax on Non-operating Retirement-related Loss	4.0	0.01	2.8	0.01
Net Realized Investment Gain	12.4	0.04	15.2	0.05
Income Tax on Net Realized Investment Gain	(4.1)	(0.01)	(5.5)	(0.02)
Net Income	$213.9	$0.73	$223.6	$0.71

* Assuming Dilution

Consolidated Sales Results

(in millions of dollars)
	Three Months Ended March 31
	2012	% Change	2011
Unum US
Fully Insured Products	$194.9	12.7%	$173.0
Administrative Services Only (ASO) Products	0.6	(57.1)	1.4
Total Unum US	195.5	12.1	174.4

Unum UK	30.8	75.0	17.6

Colonial Life	71.1	0.7	70.6

Closed Block	9.1	28.2	7.1

Consolidated	$306.5	13.6	$269.7

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
See "Segment Results" as follows for a discussion of sales by segment.

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate.
Effective January 1, 2012, we adopted an accounting standards update regarding the capitalization of costs associated with the acquisition of insurance contracts and applied the amendments retrospectively. Operating income by segment has been adjusted to reflect our retrospective adoption. See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.

In the following segment financial data, "operating revenue" excludes net realized investment gains or losses. "Operating income" or "operating loss" excludes net realized investment gains or losses, non-operating retirement-related gains or losses, and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses. We previously allocated the amortization of prior period actuarial gains or losses, the component of the net periodic benefit costs for our pensions and other postretirement benefit plans which we consider to be non-operating, to our Corporate segment. During the first quarter of 2012, we determined that we would modify our segment reporting. Effective January 1, 2012, the amortization of prior period actuarial gains or losses is no longer included in operating income or operating loss by segment. Prior period segment results for our Corporate segment have been adjusted to conform to current year reporting. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 2.

Financial information for each of our reporting segments is as follows.

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income	$1,112.0	4.0%	$1,068.8
Net Investment Income	238.6	2.1	233.7
Other Income	31.1	0.3	31.0
Total	1,381.7	3.6	1,333.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	806.2	4.6	770.4
Commissions	129.3	5.1	123.0
Interest and Debt Expense	0.3	—	0.3
Deferral of Acquisition Costs	(61.9)	9.4	(56.6)
Amortization of Deferred Acquisition Costs	53.6	8.1	49.6
Other Expenses	248.3	(1.5)	252.1
Total	1,175.8	3.2	1,138.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$205.9	5.8	$194.7

Operating Ratios (% of Premium Income):
Benefit Ratio	72.5%		72.1%
Other Expense Ratio	22.3%		23.6%
Before-tax Operating Income Ratio	18.5%		18.2%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$395.5	(0.4)%	$397.0
Group Short-term Disability	117.7	6.0	111.0
Total Premium Income	513.2	1.0	508.0
Net Investment Income	147.4	(0.2)	147.7
Other Income	23.5	5.9	22.2
Total	684.1	0.9	677.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	435.7	2.2	426.3
Commissions	40.4	(1.0)	40.8
Interest and Debt Expense	0.3	—	0.3
Deferral of Acquisition Costs	(6.1)	13.0	(5.4)
Amortization of Deferred Acquisition Costs	4.2	(16.0)	5.0
Other Expenses	134.9	(1.6)	137.1
Total	609.4	0.9	604.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$74.7	1.2	$73.8

Operating Ratios (% of Premium Income):
Benefit Ratio	84.9%		83.9%
Other Expense Ratio	26.3%		27.0%
Before-tax Operating Income Ratio	14.6%		14.5%

Premium Persistency:
Group Long-term Disability	91.7%		89.7%
Group Short-term Disability	90.5%		90.7%

Case Persistency:
Group Long-term Disability	87.8%		89.2%
Group Short-term Disability	86.6%		87.7%

Group disability premium income increased slightly in the first quarter of 2012 compared to the same period of 2011 driven primarily by prior period sales growth in group short-term disability as well as continued strong persistency in both long-term and short-term disability. Net investment income was slightly lower in the first quarter of 2012 compared to the same period of 2011 due to a decrease in the level of assets supporting this line of business, partially offset by an increase in the level of prepayment income on mortgage-backed securities and an increase in bond call premiums. Other income includes ASO fees of $14.7 million and $14.5 million, and fees from fee-based family medical leave products of $5.9 million and $4.9 million, in the first quarters of 2012 and 2011, respectively.

The benefit ratio was higher in the first quarter of 2012 compared to the same period of 2011 due to unfavorable risk results in group short-term disability resulting from increases in claim incidence rates and average weekly indemnities. Group long-term disability risk results were slightly favorable in the first quarter of 2012 due to higher claim recoveries, offset partially by an increase in submitted claim incidence relative to the first quarter of 2011.

The deferral of acquisition costs in the first quarter of 2012 was higher than the same period of 2011 due to a higher level of sales. The amortization of acquisition costs in the first quarter of 2012 was lower than the same period of 2011 due to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in the first quarter of 2012 relative to the same period of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Group Life	$293.6	7.4%	$273.4
Accidental Death & Dismemberment	28.3	4.4	27.1
Total Premium Income	321.9	7.1	300.5
Net Investment Income	34.9	2.0	34.2
Other Income	0.5	—	0.5
Total	357.3	6.6	335.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	231.7	10.2	210.2
Commissions	26.2	11.5	23.5
Deferral of Acquisition Costs	(5.1)	8.5	(4.7)
Amortization of Deferred Acquisition Costs	3.4	(5.6)	3.6
Other Expenses	48.7	(4.5)	51.0
Total	304.9	7.5	283.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$52.4	1.6	$51.6

Operating Ratios (% of Premium Income):
Benefit Ratio	72.0%		70.0%
Other Expense Ratio	15.1%		17.0%
Before-tax Operating Income Ratio	16.3%		17.2%

Premium Persistency:
Group Life	91.3%		86.4%
Accidental Death & Dismemberment	91.0%		86.1%

Case Persistency:
Group Life	87.3%		88.3%
Accidental Death & Dismemberment	87.4%		88.5%

Premium income for group life and accidental death and dismemberment was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to higher sales and premium persistency. Case persistency in the first quarter of 2012 was slightly lower than the same period of 2011. Net investment income was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to an increase in bond call premiums and an increase in the level of prepayment income on mortgage-backed securities.

The benefit ratio was higher in the first quarter of 2012 compared to the same period of 2011 due to a higher incidence rate for group life. Commissions and the deferral of acquisition costs were higher in the first quarter of 2012 compared to the same period of 2011 due primarily to the higher level of sales. The amortization of acquisition costs was slightly lower in the first quarter of 2012 than in the same period of 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in the first quarter of 2012 relative to the same period of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.4	2.9%	$115.1
Voluntary Benefits	158.5	9.2	145.2
Total Premium Income	276.9	6.4	260.3
Net Investment Income	56.3	8.7	51.8
Other Income	7.1	(14.5)	8.3
Total	340.3	6.2	320.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	138.8	3.7	133.9
Commissions	62.7	6.8	58.7
Deferral of Acquisition Costs	(50.7)	9.0	(46.5)
Amortization of Deferred Acquisition Costs	46.0	12.2	41.0
Other Expenses	64.7	1.1	64.0
Total	261.5	4.1	251.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$78.8	13.7	$69.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	51.6%		52.2%
Voluntary Benefits	49.0%		50.8%
Other Expense Ratio	23.4%		24.6%
Before-tax Operating Income Ratio	28.5%		26.6%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	30.3%		30.9%

Premium Persistency:
Individual Disability - Recently Issued	90.3%		89.8%
Voluntary Benefits	79.9%		79.5%

Premium income was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to growth in our voluntary benefits product line. Premium persistency for both the individual disability - recently issued and voluntary benefits product lines increased. Net investment income was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to an increase in the level of assets supporting these lines of business, an increase in the level of prepayment income on mortgage-backed securities, and an increase in bond call premiums.

The interest adjusted loss ratio for the individual disability - recently issued line of business was lower in the first quarter of 2012 compared to the same period of 2011 due to a lower paid claim incidence rate and a higher rate of claim recoveries. The benefit ratio for voluntary benefits was lower in the first quarter of 2012 compared to the same period of 2011 due primarily to a lower paid claim incidence rate for voluntary life, partially offset by a higher paid claim incidence rate for voluntary disability.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2012 compared to the same period of 2011 due to higher sales. The amortization of deferred acquisition costs was higher in the first quarter of 2012 compared to the same period of 2011 due to unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines. The other expense ratio was lower in the first quarter of 2012 relative to the same period of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.

Unum US Sales

(in millions of dollars)
	Three Months Ended March 31
	2012	% Change	2011
Sales by Product

Fully Insured Products
Group Disability, Group Life, and AD&D
Group Long-term Disability	$35.8	21.4%	$29.5
Group Short-term Disability	13.4	(4.3)	14.0
Group Life	33.0	7.1	30.8
AD&D	2.9	16.0	2.5
Subtotal	85.1	10.8	76.8
Supplemental and Voluntary
Individual Disability - Recently Issued	14.9	4.9	14.2
Voluntary Benefits	94.9	15.7	82.0
Subtotal	109.8	14.1	96.2

Total Fully Insured Products	194.9	12.7	173.0

ASO Products	0.6	(57.1)	1.4

Total Sales	$195.5	12.1	$174.4

Sales by Market Sector

Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$58.4	11.5%	$52.4
Large Case Market	26.7	9.4	24.4
Subtotal	85.1	10.8	76.8

Supplemental and Voluntary	109.8	14.1	96.2

Total Fully Insured Products	194.9	12.7	173.0

ASO Products	0.6	(57.1)	1.4

Total Sales	$195.5	12.1	$174.4

Unum US sales increased in the first quarter of 2012 compared to the same period of 2011, with growth in each of our major market segments and fully insured product lines, other than group short-term disability. Sales in our group core market segment were 11.5 percent higher in the first quarter of 2012 compared to the same period of 2011, with increases in each of the product lines within this market segment. The number of new accounts added in our group core market segment during 2012 was 6.3 percent higher than the number of new accounts added during the same period of 2011.

Sales in our group large case market segment were 9.4 percent higher in the first quarter of 2012 compared to the same period of 2011 due to higher group long-term disability sales, partially offset by lower group short-term disability and group life and accidental death and dismemberment sales. Our sales mix of group products in the first quarter of 2012 was approximately 69 percent core market and 31 percent large case market.

Sales of voluntary benefits were 15.7 percent higher in the first quarter of 2012 compared to the same period of 2011, with higher sales from both new and existing customers, particularly in the large case market. The number of new accounts added in the voluntary benefits product line was 1.7 percent lower in the first quarter of 2012 than the number of new accounts added during the same period of 2011.

Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were 4.9 percent higher in the first quarter of 2012 compared to the same period of 2011. The increase was primarily due to increased sales to existing customers in the small and mid-size segments.

We believe that the group core market and voluntary benefits market, which combined together are approximately 78 percent of our Unum US sales for the first quarter of 2012 and grew approximately 14.1 percent relative to the first quarter of 2011, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case and individual disability markets. While in the short-term we expect economic trends to continue to pressure our sales growth, we believe we are well positioned for economic recovery.
Segment Outlook

Although we experienced premium and sales growth during the first quarter of 2012, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the ongoing high levels of unemployment and the competitive environment. Opportunities for further premium and sales growth are expected to re-emerge as the economy improves and employment growth accelerates. We expect some volatility in net investment income to continue as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Certain risks and uncertainties are inherent in the disability insurance business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We are uncertain as to whether the higher levels of claim incidence experienced in the first quarter of 2012 and during 2011 were due to the normal volatility that occurs in our group disability business or were related to the economy. We began initiating price increases for our group disability products during the first quarter 2012 as a result of the higher levels of claim incidence and the continued low interest rate environment. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound and that we will be able to leverage the capabilities, products, and relationships and reputation we have built to deliver growth as the benefits market stabilizes. We continue to see future growth opportunity based on employee choice, defined employer funding, superior service, and effective communication. We intend to maintain our discipline and will continue (i) directing the majority of our efforts on capturing opportunities emerging in our core group and voluntary markets to grow them at above-market rates, (ii) focusing on margins in large case group insurance, while leveraging core market, voluntary, and other shorter-term investments to grow at market rates, and (iii) seeking opportunities to improve margins and return in our supplemental lines of business. We believe we are well positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to continue to achieve marginal year over year growth in our premium income during the remainder of 2012. We anticipate that the benefit ratio for our group disability product line for 2012 will generally be consistent with the level of 2011, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$101.9	(1.5)%	$103.4
Group Life	52.7	10.7	47.6
Supplemental and Voluntary	16.1	—	16.1
Total Premium Income	170.7	2.2	167.1
Net Investment Income	36.5	(18.7)	44.9
Other Income	0.1	—	0.1
Total	207.3	(2.3)	212.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	123.6	6.7	115.8
Commissions	10.6	(2.8)	10.9
Deferral of Acquisition Costs	(3.6)	2.9	(3.5)
Amortization of Deferred Acquisition Costs	3.9	2.6	3.8
Other Expenses	34.0	(6.1)	36.2
Total	168.5	3.2	163.2

Operating Income	$38.8	(20.7)	$48.9

Operating Ratios (% of Premium Income):
Benefit Ratio	72.4%		69.3%
Other Expense Ratio	19.9%		21.7%
Before-tax Operating Income Ratio	22.7%		29.3%

Premium Persistency:
Group Long-term Disability	86.0%		83.5%
Group Life	84.7%		85.7%
Supplemental and Voluntary	86.7%		89.3%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, as occurred in the first quarter of 2012 compared to the same period of 2011, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	£64.8	0.5%	£64.5
Group Life	33.5	12.8	29.7
Supplemental and Voluntary	10.3	3.0	10.0
Total Premium Income	108.6	4.2	104.2
Net Investment Income	23.3	(16.8)	28.0
Other Income	—	(100.0)	0.1
Total	131.9	(0.3)	132.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	78.6	8.7	72.3
Commissions	6.7	(1.5)	6.8
Deferral of Acquisition Costs	(2.3)	4.5	(2.2)
Amortization of Deferred Acquisition Costs	2.5	4.2	2.4
Other Expenses	21.7	(4.0)	22.6
Total	107.2	5.2	101.9

Operating Income	£24.7	(18.8)	£30.4

Weighted Average Pound/Dollar Exchange Rate	1.571		1.607

Premium income was higher the first quarter of 2012 compared to the same period of 2011, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. Group life premium income was higher in the first quarter of 2012 compared to the same period of 2011 due to the increase in the inforce block of business resulting from 2011 sales. Group long-term disability and supplemental and voluntary premium income were generally consistent with the prior year first quarter. Net investment income was lower in first quarter of 2012 compared to the same period of 2011 due primarily to lower income on index-linked bonds and lower income from bond call premiums, partially offset by an increase in the level of assets supporting this line of business. These index-linked bonds support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

The benefit ratio was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to unfavorable risk experience in group life, which was driven by a higher average claim size and higher claim volumes. The group long-term disability benefit ratio was slightly unfavorable in the first quarter of 2012 compared to the same period of 2011 driven by a lower average size of claims declined.

Commissions and the deferral and amortization of acquisition costs were generally consistent in the first quarter of 2012 compared to the same period of 2011. Other expenses were slightly lower than the prior year first quarter due to expense management initiatives, and the other expense ratio benefited from higher premium income.

Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended March 31
	2012	% Change	2011
Group Long-term Disability	$11.2	36.6%	$8.2
Group Life	18.0	164.7	6.8
Supplemental and Voluntary	1.6	(38.5)	2.6
Total Sales	$30.8	75.0	$17.6

Group Long-term Disability	£7.1	39.2%	£5.1
Group Life	11.5	167.4	4.3
Supplemental and Voluntary	1.0	(37.5)	1.6
Total Sales	£19.6	78.2	£11.0

Sales in Unum UK's group long-term disability and group life product lines were higher in the first quarter of 2012 compared to the same period of 2011 due to higher sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market. Group life sales for the first quarter of 2012 increased due to four large cases with more than 2,000 employees as well as strong core sales throughout the quarter. Sales to existing customers were marginally higher in the first quarter of 2012 compared to the same period of 2011. We do not expect sales to continue at the elevated level of our first quarter of 2012 for our group life product line.

Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also continue to be impacted by a prolonged competitive pricing environment in the U.K. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We will continue to initiate price increases for our group disability and group life products throughout 2012 to mitigate the impact of the current economic conditions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. Although our benefit ratio for the first quarter of 2012 was unfavorable compared to the first quarter of 2011, we expect our benefit ratio for the full year of 2012 to stabilize and be generally consistent with 2011. We also expect our profit margins for the full year 2012 to continue at a favorable level, consistent with 2011, despite the decline in profit margin in the first quarter of 2012.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$180.2	4.6%	$172.3
Life	51.7	11.9	46.2
Cancer and Critical Illness	64.4	4.0	61.9
Total Premium Income	296.3	5.7	280.4
Net Investment Income	35.6	13.7	31.3
Other Income	0.1	—	0.1
Total	332.0	6.5	311.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	154.4	7.1	144.1
Commissions	63.9	4.4	61.2
Deferral of Acquisition Costs	(51.9)	1.2	(51.3)
Amortization of Deferred Acquisition Costs	41.9	10.0	38.1
Other Expenses	54.0	1.5	53.2
Total	262.3	6.9	245.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$69.7	4.8	$66.5

Operating Ratios (% of Premium Income):
Benefit Ratio	52.1%		51.4%
Other Expense Ratio	18.2%		19.0%
Before-tax Operating Income Ratio	23.5%		23.7%

Persistency:
Accident, Sickness, and Disability	74.1%		75.9%
Life	84.9%		86.0%
Cancer and Critical Illness	83.6%		84.9%

Premium income was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to prior period sales growth and stable persistency, although the premium growth rate continues to be negatively impacted by economic conditions that we believe affect the buying patterns of employees. Net investment income was higher in first quarter of 2012 compared to the same period of 2011 due primarily to growth in the level of assets supporting this line of business, higher bond call premiums, and an increase in income from private equity partnership investments.

The benefit ratio was higher in first quarter of 2012 compared to the same period of 2011 for all of our product lines. The benefit ratio in the accident, sickness, and disability line of business increased slightly due to a higher level of incurred claims.  The increase in the life benefit ratio was driven by unfavorable mortality rates in our traditional product line which can exhibit volatility from period to period. The cancer and critical illness benefit ratio increased slightly due to several large cancer claims and higher wellness benefit utilization during the first quarter of 2012.

Commissions and the deferral of acquisition costs were both higher in first quarter of 2012 compared to the same period of 2011 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs continues to increase as the level of the deferred asset grows. The other expense ratio was lower in first quarter of 2012 compared to the same period of 2011 due primarily to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2012	% Change	2011
Accident, Sickness, and Disability	$46.5	(1.5)%	$47.2
Life	13.8	3.8	13.3
Cancer and Critical Illness	10.8	6.9	10.1
Total Sales	$71.1	0.7	$70.6

Colonial Life's sales were slightly higher in first quarter of 2012 compared to the same period of 2011, with an 8.9 percent increase in existing account sales mostly offset by a 14.7 percent decrease in new account sales. Commercial market sales in first quarter of 2012 were consistent with the same period of 2011, with a 1.1 percent increase in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, mostly offset by an 8.5 percent decrease in the large case commercial market segment. Sales were 3.2 percent higher in the public sector market in first quarter of 2012 compared to the same period of 2011. The number of new accounts increased 3.0 percent in first quarter of 2012 compared to the same period of 2011, while the average new case size was 17.2 percent lower.
Segment Outlook

Our premium growth in first quarter of 2012 was in line with the level of growth in the same period of 2011 but was below the level of our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth and the buying patterns of employees. We expect volatility in net investment income to continue during the remainder of 2012 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

During the remainder of 2012, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, and we expect our overall benefit ratio to be generally consistent with the level of 2011. We believe further premium growth will re-emerge as the economy improves, employment growth accelerates, and our growth strategies gain momentum.

Closed Block Segment

The Closed Block segment consists of our closed individual disability and long-term care lines of business, as well as certain other insurance products. The individual disability line of business generally consists of those policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. Long-term care includes group long-term care, which we announced in February 2012 that we would discontinue selling, and individual long-term care, which we discontinued selling in 2009. The other insurance products line of business consists of certain other products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability	$187.2	(7.5)%	$202.3
Long-term Care	155.2	3.1	150.6
All Other	0.5	66.7	0.3
Total Premium Income	342.9	(2.9)	353.2
Net Investment Income	301.6	2.5	294.3
Other Income	25.9	(5.8)	27.5
Total	670.4	(0.7)	675.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	578.7	2.8	562.7
Commissions	28.5	(2.4)	29.2
Interest and Debt Expense	2.7	—	2.7
Deferral of Acquisition Costs	—	(100.0)	(0.8)
Amortization of Deferred Acquisition Costs	—	(100.0)	3.5
Other Expenses	45.1	(1.5)	45.8
Total	655.0	1.9	643.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$15.4	(51.7)	$31.9

Interest Adjusted Loss Ratios:
Individual Disability	83.1%		84.7%
Long-term Care	91.2%		83.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.2%		13.0%
Before-tax Operating Income Ratio	4.5%		9.0%

Premium Persistency:
Individual Disability	92.9%		92.8%
Long-term Care	95.9%		95.6%

Individual Disability

The decrease in premium income in the first quarter of 2012 compared to the same period of 2011 is due to the run-off of this closed line of business driven by expected policy terminations and maturities. Net investment income was lower in the first quarter of 2012 compared to the same period of 2011 due to a lower level of assets supporting this closed line of business, partially offset by higher bond call premiums and an increase in the level of prepayment income on mortgage-backed securities.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, decreased slightly in the first quarter of 2012 compared to the same period of 2011 due to lower investment income in the portfolios held by the ceding companies.

Risk results were favorable relative to the first quarter of 2011 due primarily to higher claim recoveries, partially offset by higher claim incidence rates.

Interest and debt expense in the first quarter of 2012 was consistent with the same period of 2011, as principal repayments on the amount of outstanding debt issued by Northwind Holdings were offset by an increase in floating-rate interest on this debt.

Long-term Care

The increase in premium income for the first quarter of 2012 compared to the same period of 2011 was driven by strong premium persistency and higher sales of group long-term care, which increased $2.0 million in the first quarter of 2012 compared to the same period of 2011. Although we announced in the first quarter of 2012 that we would no longer sell group long-term care, we had group cases which were already in the quoting and/or underwriting process at the time of our announcement and for which we have now issued the policies. We expect a limited amount of new sales to also occur in the second quarter of 2012. Net investment income was higher in the first quarter of 2012 compared to the same period of 2011 due primarily to an increase in the level of assets supporting this line of business, higher bond call premiums, and an increase in the level of prepayment income on mortgage-backed securities.

Risk results in the first quarter of 2012 were unfavorable compared with the same period of 2011 due to higher claim incidence. We had no amortization of deferred acquisition costs due to the impairment charge recognized at December 31, 2011.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. Higher premium income associated with the rate increase is expected to begin to emerge during the remaining quarters of 2012.

All Other

Operating income for our other insurance products decreased in the first quarter of 2012 compared to the same period of 2011 due to lower net investment income, which was driven by a lower level of assets supporting these closed lines of business, and lower other income.
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

We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect higher premium income associated with long-term care rate increases. We also expect a small amount of new group long-term care business to continue to be sold on existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. We previously allocated the amortization of prior period actuarial gains or losses, a component of the net periodic benefit costs for our pensions and other postretirement benefit plans, to our Corporate segment. These actuarial gains or losses are primarily driven by market performance and are not indicative of the operational results of our businesses. During the first quarter of 2012, we determined that we would modify our segment reporting. Effective January 1, 2012, the amortization of prior period actuarial gains or losses is no longer included in operating income or operating loss by segment. Prior period segment results for our Corporate segment have been adjusted to conform to current year reporting. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 2.

Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2012	% Change	2011
Operating Revenue
Net Investment Income	$7.2	(50.3)%	$14.5
Other Income	0.3	(70.0)	1.0
Total	7.5	(51.6)	15.5

Expenses
Interest and Debt Expense	32.5	(6.9)	34.9
Other Expenses	(4.4)	N.M.	2.4
Total	28.1	(24.7)	37.3

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(20.6)	5.5	$(21.8)

N.M. = not a meaningful percentage

Net investment income was lower in the first quarter of 2012 compared to the same period of 2011 due to lower asset levels, a lower proportion of assets invested at long-term interest rates, and an increase in the amortization of the principal amount invested in our tax-credit partnerships. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax-credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and debt expense decreased in the first quarter of 2012 compared to the same period of 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011, partially offset by a higher rate of interest on $350.0 million of senior notes which we converted into floating rate debt through the use of an interest rate swap. Other expenses decreased in the first quarter of 2012 compared to the same period of 2011 due primarily to decreases in expense accruals.
Segment Outlook

We expect the quality of our investment portfolio to remain strong in 2012. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management throughout 2012, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose the most appropriate investment strategy as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

We have no exposure to subprime mortgages, "Alt-A" loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. We have no direct exposure to sovereign debt of certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. At March 31, 2012, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At March 31, 2012, we held $299.9 million fair value ($305.9 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see “Critical Accounting Estimates” and “Investments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.
Investment Results

Net investment income was slightly higher in the first quarter of 2012 relative to the same period of 2011 due primarily to continued growth in the level of invested assets and an increase in income from bond call premiums and private equity partnerships, mostly offset by lower income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases in benefits as well as an increase in the amortization of the principal amount invested in our tax-credit partnerships.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.62 percent as of March 31, 2012, compared to a yield of 6.67 percent as of December 31, 2011. As previously stated, we actively manage our asset and liability cash flow match and our asset and liability duration match with the objective of limiting interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2012	2011
Fixed Maturity Securities
Gross Gains on Sales	$5.9	$9.5
Gross Losses on Sales	(5.0)	(6.9)
Other-Than-Temporary Impairment Loss	—	(2.3)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	1.2
Impairment Loss	(0.5)	—
Foreign Currency Transactions	(0.3)	(0.4)
Embedded Derivative in Modified Coinsurance Arrangement	12.3	14.1
Net Realized Investment Gain	$12.4	$15.2
We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or from the sale of fixed-maturity securities during the first quarter of 2012 or 2011.

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

The change in fair value of this embedded derivative recognized as a realized gain during the first quarter of 2012 and 2011 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(123.4) million at March 31, 2012, compared to $(135.7) million at December 31, 2011, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2012

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,386.5	$213.9	$254.1	$20.7	$2,132.4	$234.6
Capital Goods	3,732.8	421.4	364.3	23.6	3,368.5	445.0
Communications	2,823.9	404.3	144.0	14.3	2,679.9	418.6
Consumer Cyclical	1,168.6	131.9	156.0	5.8	1,012.6	137.7
Consumer Non-Cyclical	5,381.7	794.4	175.5	7.2	5,206.2	801.6
Energy (Oil & Gas)	3,699.6	586.8	129.5	2.6	3,570.1	589.4
Financial Institutions	3,514.4	204.1	559.4	30.4	2,955.0	234.5
Mortgage/Asset-Backed	2,842.3	337.9	47.6	0.9	2,794.7	338.8
Sovereigns	1,411.8	226.5	—	—	1,411.8	226.5
Technology	876.6	120.4	32.6	1.4	844.0	121.8
Transportation	1,281.7	195.0	28.1	0.6	1,253.6	195.6
U.S. Government Agencies and Municipalities	2,806.0	467.8	158.0	13.2	2,648.0	481.0
Utilities	10,440.9	1,414.9	358.3	36.1	10,082.6	1,451.0
Redeemable Preferred Stocks	44.4	3.9	6.9	0.6	37.5	4.5
Total	$42,411.2	$5,523.2	$2,414.3	$157.4	$39,996.9	$5,680.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2012 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2012.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$15.6	$12.8	$38.9	$16.7	$14.8
> 90 <= 180 days	7.1	34.3	14.1	2.9	82.4
> 180 <= 270 days	9.6	8.0	—	39.7	14.5
> 270 days <= 1 year	2.2	—	24.6	14.8	1.6
> 1 year <= 2 years	19.3	33.7	11.4	2.6	1.5
> 2 years <= 3 years	0.2	1.1	1.8	2.4	9.6
> 3 years	34.0	40.9	28.1	42.2	37.2
Sub-total	88.0	130.8	118.9	121.3	161.6

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	—	3.3	3.4
> 3 years	—	9.5	27.1	11.1	11.9
Sub-total	—	9.5	27.1	14.4	15.3

Total	$88.0	$140.3	$146.0	$135.7	$176.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.8	$3.3	$39.5	$3.9	$5.2
> 90 <= 180 days	9.5	11.9	15.6	0.7	4.0
> 180 <= 270 days	7.9	8.5	1.6	4.6	0.1
> 270 days <= 1 year	6.5	0.7	6.7	0.1	3.1
> 1 year <= 2 years	15.7	13.0	13.7	3.5	—
> 2 years <= 3 years	—	—	0.3	5.3	5.1
> 3 years	24.6	37.3	35.2	18.0	23.3
Sub-total	69.0	74.7	112.6	36.1	40.8

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	0.7	—	—
> 1 year <= 2 years	—	5.0	—	—	—
> 3 years	0.4	2.2	10.3	0.4	0.4
Sub-total	0.4	7.2	11.0	0.4	0.4

Total	$69.4	$81.9	$123.6	$36.5	$41.2

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type. We held no securities at March 31, 2012 with a gross unrealized loss of $20.0 million or greater.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities
As of March 31, 2012

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Financial Institutions	$79.2	$10.4	1

At March 31, 2012, our mortgage/asset-backed securities had an average life of 4.09 years, effective duration of 3.64 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2012, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,858.7 million and $2,936.7 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
Investments in Issuers in Certain European Countries and Other Countries with Risk of Sovereign Default
Our investments are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We continually evaluate our foreign investment risk exposure, including that within certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. Our monitoring is heightened for investments in these specific countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  We have neither direct nor indirect exposure to sovereign debt of any other countries for which we believe there is a heightened risk of sovereign default.

We do not have foreign currency risk, as the cash flows from these investments are denominated in currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries and have not used credit derivatives to hedge our exposure or to sell credit protection. Our exposure relates only to non-financial institutions and is as follows:

European Fixed Maturity Securities Exposure - By Country
As of March 31, 2012

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$55.3	$50.2
Ireland	61.4	66.7
Italy	213.2	219.3
Portugal	82.2	88.4
Spain	160.7	158.5
Total	$572.8	$583.1

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of March 31, 2012. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece.  As of March 31, 2012, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations. This security was in an unrealized gain position as of March 31, 2012.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of March 31, 2012, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2012.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given the high refinancing rates, lack of competitiveness, and recessionary pressures. As of March 31, 2012, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2012.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may require private sector participation. As of March 31, 2012, our holdings in Portugal consisted of two issuers, one of which was recently downgraded to below-investment grade. These companies were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2012.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of certain United Kingdom and United States subsidiaries of Spanish financial institutions.  We believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems in which the market expects more impairment losses, and recessionary pressures.  All of our Spanish domiciled securities were rated investment-grade as of March 31, 2012 and were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2012.
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

Mortgage Loans

Our mortgage loan portfolio was $1,615.9 million and $1,612.3 million on an amortized cost basis at March 31, 2012 and December 31, 2011, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at March 31, 2012 and December 31, 2011 which were considered impaired. These mortgage loans were carried at the estimated net realizable values of $22.0 million and $22.5 million, respectively, net of a valuation allowance of $2.0 million and $1.5 million, respectively. During the first quarter of 2012, we determined that an additional mortgage loan was impaired, and we subsequently foreclosed on it and transferred it into other long-term investments in our consolidated balance sheets. No realized loss was recognized on the foreclosure.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.7 million at March 31, 2012. We held $42.6 million of cash collateral from our counterparties at March 31, 2012. The carrying value of fixed maturity securities posted as collateral to our counterparties was $135.1 million at March 31, 2012. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $54.8 million and $58.6 million on a fair value basis at March 31, 2012 and December 31, 2011, respectively.
See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our investments and our derivative financial instruments.

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

We have met all minimum pension funding requirements set forth by ERISA. We expect to make a voluntary contribution of approximately $53.0 million to our U.S. qualified defined benefit plan during 2012, none of which has yet been contributed. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We expect to make contributions of approximately £2.9 million during 2012, £0.7 million of which was contributed during the first quarter of 2012.

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

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during 2011. During the first quarter of 2012, we repurchased 7.5 million shares on the open market at a cost of $175.2 million. As of March 31, 2012 we had $349.7 million remaining under the $1.0 billion repurchase authorization.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $575 million and $756 million at March 31, 2012 and December 31, 2011, respectively. The decrease during the first quarter of 2012 reflects the repurchase of shares of our common stock. The March 31, 2012 balance, of which $98 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.75 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds, with the exception of funds held in the U.K. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $329.3 million for the first quarter of 2012, compared to $301.0 million in the same period of 2011. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $181.8 million for the first quarter of 2012, compared to net cash provided of $188.0 million for the same period of 2011.

Our sales of available-for-sale securities decreased in the first quarter of 2012 compared to the same period of 2011 due to the lack of suitable available securities in which to reinvest our proceeds. Proceeds from maturities of available-for-sale securities were higher in the first quarter of 2012 compared to the same period of 2011 primarily due to a significant increase in bond calls and maturities.

Proceeds from sales and maturities of other investments decreased slightly in the first quarter of 2012 compared to the same period of 2011 primarily due to a decrease in maturities from mortgage loans mostly offset by an increase in proceeds from terminations of derivative contracts within our cash flow hedging programs.

Purchases of available-for-sale securities were lower in the first quarter of 2012 compared to the same period of 2011. Funds available for reinvestment increased during the first quarter of 2012 due to the increase in proceeds from bond calls and maturities, as previously noted. However, lower treasury rates and less favorable credit spreads resulted in the availability of fewer fixed maturity securities in which to invest to meet our investment objectives.

Purchases of other investments decreased in the first quarter of 2012 compared to the same period of 2011 as a result of a decrease in funding of mortgage loans, partially offset by a slight increase in funding of tax credit partnerships.

Net purchases of short-term investments increased in the first quarter of 2012 compared to the same period of 2011 due to the increase in bond calls and maturities, with the proceeds invested in short-term investments pending the purchase of fixed maturity investments. We also had an increase in activity within our securities lending program which contributed to an increase in purchases of short-term investments due to the investment of cash collateral received. Additionally, we had net sales of short-term investments in the first quarter of 2011 to provide funding for payment for our debt maturing in March 2011.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $161.6 million for the first quarter of 2012, compared to $486.0 million in the same period of 2011.

During the first quarter of 2011, we made short-term debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011.

During each of the first quarters of 2012 and 2011, Tailwind Holdings made principal payments of $2.5 million on its floating rate, senior secured non-recourse notes and Northwind Holdings made principal payments of $15.0 million and $21.7 million, respectively, on its floating rate, senior secured non-recourse notes.

As of March 31, 2012, the amount outstanding under our securities lending program was $372.2 million. We did not utilize our securities lending program during the first quarter of 2011.

During the first quarter of 2012 and 2011, we repurchased 7.5 million and 8.6 million shares of Unum Group's common stock, respectively, at a cost of $175.2 million and $223.6 million, respectively. Approximately $7.9 million of the amount repurchased during the first quarter of 2011 was settled in April 2011.

See "Debt" contained in this Item 2 for further information.
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
Debt

At March 31, 2012, we had short-term debt of $372.2 million, consisting entirely of securities lending agreements, and long-term debt, including senior secured notes and junior subordinated debt securities, totaling $2,552.8 million. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 28.9 percent at March 31, 2012, compared to 28.7 percent at December 31, 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 23.4 percent at March 31, 2012, compared to 23.5 percent at December 31, 2011. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the increase in short-term debt related to securities lending agreements outstanding at March 31, 2012, partially offset by our principal payments on the debt of Northwind Holdings and Tailwind Holdings during the first quarter of 2012. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

We monitor our compliance with our debt covenants.  There are no significant financial covenants associated with any of our outstanding debt obligations.  We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

See "Debt" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011, for further discussion.
Commitments

At March 31, 2012, we had legally binding unfunded commitments of $152.0 million and $5.7 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $81.0 million to fund certain investments in private placement fixed maturity securities, $84.9 million to fund certain private equity partnerships, and $29.9 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. During the first three months of 2012, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted herein.
Transfers of Financial Assets

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. Our repurchase agreements are typically outstanding for less than 30 days. We post collateral through our repurchase agreement transactions whereby the counterparty commits to purchase securities with the agreement to resell them to us at a later, specified date. The fair value of collateral posted is generally 102 percent of the cash received.

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $372.2 million of securities lending agreements outstanding which were collateralized by cash at March 31, 2012 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first quarter of 2012 was $360.2 million, and the maximum amount outstanding at any month end was $372.2 million. In addition, at March 31, 2012, we had $16.4 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first quarter of 2012 was $16.4 million, and the maximum amount outstanding at any month end was $16.9 million.

We had no repurchase agreements outstanding at March 31, 2012, nor did we utilize any repurchase agreements during the first quarter of 2012. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

On February 6, 2012, Fitch affirmed its A rating of Unum Group and its domestic subsidiaries and affirmed the senior debt rating at BBB. Fitch's rating outlook for Unum Group is "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during the first three months of 2012 or prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2011 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011. During the first three months of 2012, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the “Notes to Consolidated Financial Statements” for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2012	—	$—	—	$524,749,018
February 1 - February 29, 2012	3,735,385	22.86	3,735,385	439,349,876
March 1 - March 31, 2012	3,781,247	23.70	3,781,247	349,733,585
Total	7,516,632		7,516,632

(1)	The average price paid per share excludes the cost of commissions.

(2)	On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock through August 2012.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Board Consulting Agreement between Unum Group and Robert O. Best dated as of April 16, 2012.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date:	May 2, 2012	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	May 2, 2012	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer

Date:	May 2, 2012	/s/ Vicki W. Corbett
Vicki W. Corbett
Senior Vice President, Controller