Form 10-Q
period 2012-06-30
Unum Group
filed 2012-08-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
280,139,752 shares of the registrant's common stock were outstanding as of July 30, 2012.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Quarterly Report on Form 10-Q (including certain statements in the consolidated financial statements and related notes and Management's Discussion and Analysis), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking statements within the meaning of the Act. Forward-looking statements are those not based on historical information, but rather relate to our outlook, future operations, strategies, financial results, or other developments. Forward-looking statements speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as "incorporation by reference." You can find many of these statements by looking for words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "intends," "projects," "goals," "objectives," or similar expressions in this document or in documents incorporated herein.

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

•	The lack of appropriate investments in the market which can be acquired to match our liability cash flows and duration.

•	Changes in interest rates, credit spreads, and securities prices.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, and consumer confidence.

•	Changes in accounting standards, practices, or policies.

•	Changes in our financial strength and credit ratings.

•	Rating agency actions, state insurance department market conduct examinations and other inquiries, other governmental investigations and actions, and negative media attention.

•	Effectiveness in managing our operating risks and the implementation of operational improvements and strategic growth initiatives.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Currency exchange rates.

•	Ability of our subsidiaries to pay dividends as a result of regulatory restrictions or changes in reserving or capital requirements.

•	Ability and willingness of reinsurers to meet their obligations.

•	Changes in assumptions related to intangible assets such as deferred acquisition costs, value of business acquired, and goodwill.

•	Ability to recover our systems and information in the event of a disaster or unanticipated event and to protect our systems and information from unauthorized access and deliberate attacks.

•	Events or consequences relating to political instability, terrorism, or acts of war, both domestic and foreign.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	June 30 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $37,112.0; $36,640.7)	$43,516.9	$42,486.7
Mortgage Loans	1,652.5	1,612.3
Policy Loans	3,048.1	3,051.4
Other Long-term Investments	655.0	639.2
Short-term Investments	1,441.6	1,423.5
Total Investments	50,314.1	49,213.1

Other Assets
Cash and Bank Deposits	38.0	116.6
Accounts and Premiums Receivable	1,692.2	1,672.2
Reinsurance Recoverable	4,808.4	4,854.6
Accrued Investment Income	779.5	681.8
Deferred Acquisition Costs	1,711.2	1,677.1
Goodwill	201.3	201.2
Property and Equipment	492.2	493.3
Other Assets	641.8	645.3

Total Assets	$60,678.7	$59,555.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,460.9	$1,494.0
Reserves for Future Policy and Contract Benefits	43,720.8	43,051.9
Unearned Premiums	535.0	433.2
Other Policyholders' Funds	1,621.0	1,625.9
Income Tax Payable	31.4	38.2
Deferred Income Tax	256.2	44.7
Short-term Debt	467.1	312.3
Long-term Debt	2,540.3	2,570.2
Other Liabilities	1,660.1	1,815.1

Total Liabilities	52,292.8	51,385.5

Commitments and Contingent Liabilities - Note 9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 359,547,366 and 358,691,567 shares	36.0	35.9
Additional Paid-in Capital	2,600.1	2,591.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	728.1	614.8
Net Gain on Cash Flow Hedges	410.6	408.7
Foreign Currency Translation Adjustment	(108.0)	(117.6)
Unrecognized Pension and Postretirement Benefit Costs	(430.2)	(444.1)
Retained Earnings	6,979.7	6,611.0
Treasury Stock - at cost: 79,500,553 and 65,975,613 shares	(1,830.4)	(1,530.1)

Total Stockholders' Equity	8,385.9	8,169.7

Total Liabilities and Stockholders' Equity	$60,678.7	$59,555.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$1,927.6	$1,875.0	$3,849.5	$3,744.5
Net Investment Income	633.5	637.1	1,253.0	1,255.8
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(0.7)	—	(3.0)
Other Net Realized Investment Gain (Loss)	(2.1)	(2.9)	10.3	14.6
Net Realized Investment Gain (Loss)	(2.1)	(3.6)	10.3	11.6
Other Income	58.9	56.0	116.4	115.7
Total Revenue	2,617.9	2,564.5	5,229.2	5,127.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,683.2	1,599.4	3,346.1	3,192.4
Commissions	230.8	217.9	463.1	442.2
Interest and Debt Expense	35.2	35.1	70.7	73.0
Deferral of Acquisition Costs	(119.2)	(112.4)	(236.6)	(224.6)
Amortization of Deferred Acquisition Costs	99.2	94.6	198.6	189.6
Compensation Expense	195.4	198.7	402.3	400.6
Other Expenses	196.9	196.7	378.6	392.5
Total Benefits and Expenses	2,321.5	2,230.0	4,622.8	4,465.7

Income Before Income Tax	296.4	334.5	606.4	661.9

Income Tax
Current	3.6	91.0	40.9	156.3
Deferred	76.4	15.9	135.2	54.4
Total Income Tax	80.0	106.9	176.1	210.7

Net Income	$216.4	$227.6	$430.3	$451.2

Net Income Per Common Share
Basic	$0.76	$0.74	$1.50	$1.46
Assuming Dilution	$0.76	$0.74	$1.50	$1.45

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$216.4	$227.6	$430.3	$451.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $303.6; $196.0; $193.4; $155.3)	564.7	371.8	368.2	294.5
Change in Net Unrealized Gain on Securities Other-Than-Temporarily Impaired (net of tax benefit of $ - ; $ - ; $ - ; $1.1)	—	—	—	(2.1)
Total Change in Net Unrealized Gain on Securities Before Reclassification Adjustment (net of tax expense of $303.6; $196.0; $193.4; $154.2)	564.7	371.8	368.2	292.4
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $0.3; $0.7; $0.6; $1.2)	(0.7)	(1.8)	(1.4)	(2.4)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $6.6; $2.7; $0.7; $(2.7))	12.6	4.8	1.9	(5.1)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $227.7; $181.0; $130.5; $121.2)	(420.3)	(341.1)	(253.5)	(227.9)
Change in Foreign Currency Translation Adjustment	(18.6)	1.3	9.6	27.8
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $4.0; $2.5; $7.5; $4.1)	7.4	4.7	13.9	9.8
Total Other Comprehensive Income	145.1	39.7	138.7	94.6

Comprehensive Income	$361.5	$267.3	$569.0	$545.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2012	2011
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$35.9	$36.5
Common Stock Activity	0.1	0.1
Retirement of Repurchased Common Shares	—	(0.8)
Balance at End of Period	36.0	35.8

Additional Paid-in Capital
Balance at Beginning of Year	2,591.1	2,615.4
Common Stock Activity	9.0	17.0
Retirement of Repurchased Common Shares	—	(55.2)
Balance at End of Period	2,600.1	2,577.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	461.8	351.4
Change During Period	138.7	94.6
Balance at End of Period	600.5	446.0

Retained Earnings
Balance at Beginning of Year	6,611.0	6,591.8
Net Income	430.3	451.2
Dividends to Stockholders (per common share: $0.210; $0.185)	(61.6)	(58.3)
Retirement of Repurchased Common Shares	—	(144.0)
Balance at End of Period	6,979.7	6,840.7

Treasury Stock
Balance at Beginning of Year	(1,530.1)	(1,110.2)
Purchases of Treasury Stock	(300.3)	(169.7)
Balance at End of Period	(1,830.4)	(1,279.9)

Total Stockholders' Equity at End of Period	$8,385.9	$8,619.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2012	2011
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$430.3	$451.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	70.6	88.4
Change in Deferred Acquisition Costs	(38.0)	(35.0)
Change in Insurance Reserves and Liabilities	311.7	221.9
Change in Income Taxes	134.7	41.3
Change in Other Accrued Liabilities	(65.1)	31.0
Non-cash Adjustments to Net Investment Income	(203.5)	(215.8)
Net Realized Investment Gain	(10.3)	(11.6)
Depreciation	41.2	39.7
Other, Net	7.5	4.6
Net Cash Provided by Operating Activities	679.1	615.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	242.2	585.5
Proceeds from Maturities of Fixed Maturity Securities	1,041.9	905.5
Proceeds from Sales and Maturities of Other Investments	76.7	69.2
Purchase of Fixed Maturity Securities	(1,640.8)	(1,588.1)
Purchase of Other Investments	(167.5)	(165.1)
Net Sales (Purchases) of Short-term Investments	(28.8)	196.2
Other, Net	(44.6)	(49.4)
Net Cash Used by Investing Activities	(520.9)	(46.2)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	154.8	(84.7)
Long-term Debt Repayments	(34.2)	(49.4)
Issuance of Common Stock	2.9	6.9
Repurchase of Common Stock	(300.3)	(369.7)
Dividends Paid to Stockholders	(61.6)	(58.3)
Other, Net	1.6	3.3
Net Cash Used by Financing Activities	(236.8)	(551.9)

Net Increase (Decrease) in Cash and Bank Deposits	(78.6)	17.6

Cash and Bank Deposits at Beginning of Year	116.6	53.6

Cash and Bank Deposits at End of Period	$38.0	$71.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2012

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to June 30, 2012 for recognition or disclosure in our financial statements and notes to our financial statements.

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
June 30, 2012
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 2 - Accounting Developments - Continued

	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
Consolidated Statements of Income
Deferral of Acquisition Costs	$(158.2)	$(112.4)	$45.8	$(316.5)	$(224.6)	$91.9
Amortization of Deferred Acquisition Costs	136.9	94.6	(42.3)	275.2	189.6	(85.6)
Income Tax - Deferred	17.2	15.9	(1.3)	56.7	54.4	(2.3)
Net Income	229.8	227.6	(2.2)	455.2	451.2	(4.0)

Net Income Per Common Share
Basic	0.75	0.74	(0.01)	1.47	1.46	(0.01)
Assuming Dilution	0.75	0.74	(0.01)	1.46	1.45	(0.01)

Consolidated Statements of Comprehensive Income
Net Income	$229.8	$227.6	$(2.2)	$455.2	$451.2	$(4.0)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(341.9)	(341.1)	0.8	(228.7)	(227.9)	0.8
Change in Foreign Currency Translation Adjustment	1.3	1.3	—	28.1	27.8	(0.3)

Consolidated Statement of Cash Flows
Net Income				$455.2	$451.2	$(4.0)
Change in Deferred Acquisition Costs				(41.3)	(35.0)	6.3
Change in Income Taxes				43.6	41.3	(2.3)

	December 31, 2011			June 30, 2011
Consolidated Balance Sheets
Deferred Acquisition Costs	$2,300.9	$1,677.1	$(623.8)	$2,557.6	$1,847.1	$(710.5)
Deferred Income Tax	261.2	44.7	(216.5)	507.6	260.1	(247.5)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	605.8	614.8	9.0	471.7	478.2	6.5
Foreign Currency Translation Adjustment	(121.5)	(117.6)	3.9	(82.8)	(79.3)	3.5
Retained Earnings	7,031.2	6,611.0	(420.2)	7,313.7	6,840.7	(473.0)
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
June 30, 2012

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$43,516.9	$43,516.9	$42,486.7	$42,486.7
Mortgage Loans	1,652.5	1,843.7	1,612.3	1,789.8
Policy Loans	3,048.1	3,128.7	3,051.4	3,124.4
Other Long-term Investments
Derivatives	118.4	118.4	137.7	137.7
Equity Securities	11.8	11.8	11.2	11.2
Miscellaneous Long-term Investments	455.3	455.3	436.4	436.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$643.8	$643.8	$641.1	$641.1
Supplementary Contracts without Life Contingencies	514.4	514.4	502.6	502.6
Long-term Debt	2,540.3	2,627.5	2,570.2	2,540.2
Other Liabilities
Derivatives	165.7	165.7	173.7	173.7
Embedded Derivative in Modified Coinsurance Arrangement	126.7	126.7	135.7	135.7
Unfunded Commitments to Investment Partnerships	122.0	122.0	160.6	160.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,831.6 million and $2,838.3 million as of June 30, 2012 and December 31, 2011, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2012, all debt instruments were valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques and are assigned a Level 2 within the fair value hierarchy.

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
June 30, 2012

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
June 30, 2012

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

At June 30, 2012, approximately 13.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

The remaining 86.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 70.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

•
Approximately 12.2 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	June 30, 2012
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$164.7	$1,189.5	$—	$1,354.2
States, Municipalities, and Political Subdivisions	62.9	1,606.6	—	1,669.5
Foreign Governments	—	1,411.6	—	1,411.6
Public Utilities	1,073.1	9,527.0	162.8	10,762.9
Mortgage/Asset-Backed Securities	—	2,604.1	0.6	2,604.7
All Other Corporate Bonds	4,555.7	20,474.6	639.6	25,669.9
Redeemable Preferred Stocks	—	21.9	22.2	44.1
Total Fixed Maturity Securities	5,856.4	36,835.3	825.2	43,516.9

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	113.2	—	113.2
Foreign Exchange Contracts	—	5.2	—	5.2
Total Derivatives	—	118.4	—	118.4
Equity Securities	7.3	0.1	4.4	11.8

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$33.0	$—	$33.0
Foreign Exchange Contracts	—	132.7	—	132.7
Embedded Derivative in Modified Coinsurance Arrangement	—	—	126.7	126.7
Total Derivatives	—	165.7	126.7	292.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$15.5	$—	$—	$204.2
States, Municipalities, and Political Subdivisions	—	—	—	43.8
Public Utilities	745.1	759.1	647.6	334.9
All Other Corporate Bonds	1,731.5	2,397.4	2,293.7	1,649.9
Total Fixed Maturity Securities	$2,492.1	$3,156.5	$2,941.3	$2,232.8

Equity Securities	$8.1	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$16.1	$—
States, Municipalities, and Political Subdivisions	—	27.0	25.4	301.9
Foreign Governments	—	—	—	0.7
Public Utilities	531.8	762.1	698.3	526.9
All Other Corporate Bonds	1,941.6	2,320.4	2,608.5	1,528.2
Total Fixed Maturity Securities	$2,473.4	$3,109.5	$3,348.3	$2,357.7

Equity Securities	$9.9	$—	$9.0	$—

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
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2012
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$66.4	$—	$—	$—	$—	$—	$(66.4)	$—
Public Utilities	548.3	—	(0.8)	—	(5.8)	61.1	(440.0)	162.8
Mortgage/Asset-Backed Securities	21.3	—	—	—	—	—	(20.7)	0.6
All Other Corporate Bonds	733.2	—	7.8	18.6	(5.2)	151.9	(266.7)	639.6
Redeemable Preferred Stocks	30.3	—	(1.2)	—	—	—	(6.9)	22.2
Total Fixed Maturity Securities	1,399.5	—	5.8	18.6	(11.0)	213.0	(800.7)	825.2

Equity Securities	4.5	—	—	—	—	—	(0.1)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(123.4)	(3.3)	—	—	—	—	—	(126.7)

	Three Months Ended June 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$324.7	$0.7	$3.0	$—	$(10.2)	$89.1	$(189.4)	$217.9
Mortgage/Asset-Backed Securities	32.2	—	(0.3)	19.4	(0.1)	—	(31.5)	19.7
All Other Corporate Bonds	633.8	(1.9)	3.3	25.0	(6.8)	53.1	(178.2)	528.3
Redeemable Preferred Stocks	0.1	—	0.8	—	—	21.7	—	22.6
Total Fixed Maturity Securities	990.8	(1.2)	6.8	44.4	(17.1)	163.9	(399.1)	788.5

Equity Securities	1.5	—	0.1	2.0	—	—	—	3.6
Embedded Derivative in Modified Coinsurance Arrangement	(82.2)	(4.8)	—	—	—	—	—	(87.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2012
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$—	$—	$—	$—	$(68.1)	$—
Public Utilities	338.9	—	(3.6)	—	(0.7)	97.5	(269.3)	162.8
Mortgage/Asset-Backed Securities	31.7	—	—	—	—	—	(31.1)	0.6
All Other Corporate Bonds	665.5	—	7.3	18.6	(44.4)	215.1	(222.5)	639.6
Redeemable Preferred Stocks	37.2	(1.0)	0.3	—	(14.3)	—	—	22.2
Total Fixed Maturity Securities	1,141.4	(1.0)	4.0	18.6	(59.4)	312.6	(591.0)	825.2

Equity Securities	11.2	—	—	—	—	—	(6.8)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	9.0	—	—	—	—	—	(126.7)

	Six Months Ended June 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$0.7	$4.7	$—	$(10.5)	$180.7	$(131.3)	$217.9
Mortgage/Asset-Backed Securities	0.7	—	(0.3)	19.4	(0.1)	—	—	19.7
All Other Corporate Bonds	829.7	(2.1)	8.9	41.7	(15.0)	53.0	(387.9)	528.3
Redeemable Preferred Stocks	21.7	—	0.9	—	—	—	—	22.6
Total Fixed Maturity Securities	1,025.7	(1.4)	14.2	61.1	(25.6)	233.7	(519.2)	788.5

Equity Securities	1.5	—	0.1	2.0	—	—	—	3.6
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	9.3	—	—	—	—	—	(87.0)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $(3.3) million and $9.0 million, respectively, for the three and six months ended June 30, 2012 and $(4.8) million and $9.3 million, respectively, for the three and six months ended June 30, 2011. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	June 30, 2012
	(in millions of dollars)
	Fair Value	Unobservable Input		Range/Weighted Average
Fixed Maturity Securities
Mortgage/Asset-Backed Securities - Private	$0.6	- Discount for Size	(c)	5.65% - 5.75%/5.73%
All Other Corporate Bonds - Private	330.0	- Change in Benchmark Reference - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (c) (d) (e) (f)	0.90% - 1.60%/1.02% 0.50% - 0.50%/0.50% 0.01% - 1.00%/0.41% (0.50)% - 7.72%/1.32% Priced at Par
All Other Corporate Bonds - Public	39.6	- Comparability Adjustment	(b)	0.50% - 0.50%/0.50%
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(126.7)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

(a)	Represents basis point adjustments for changes in benchmark spreads associated with various ratings categories

(b)	Represents basis point adjustments for changes in benchmark spreads associated with various industry sectors

(c)	Represents basis point adjustments based on issue/issuer size relative to the benchmark

(d)	Represents basis point adjustments to apply a discount due to the illiquidity of an investment

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 4 - Investments

Fixed Maturity Securities

At June 30, 2012 and December 31, 2011, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	June 30, 2012
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,024.5	$330.5	$0.8	$1,354.2
States, Municipalities, and Political Subdivisions	1,395.3	283.8	9.6	1,669.5
Foreign Governments	1,182.5	229.1	—	1,411.6
Public Utilities	9,072.0	1,731.8	40.9	10,762.9
Mortgage/Asset-Backed Securities	2,285.8	319.4	0.5	2,604.7
All Other Corporate Bonds	22,111.4	3,674.5	116.0	25,669.9
Redeemable Preferred Stocks	40.5	3.6	—	44.1
Total Fixed Maturity Securities	$37,112.0	$6,572.7	$167.8	$43,516.9

	December 31, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,005.8	$299.7	$1.1	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	222.6	8.8	1,591.6
Foreign Governments	1,139.4	237.3	—	1,376.7
Public Utilities	9,015.7	1,646.2	28.6	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	344.1	5.5	2,973.2
All Other Corporate Bonds	21,411.6	3,314.8	176.3	24,550.1
Redeemable Preferred Stocks	55.8	3.5	1.9	57.4
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$222.2	$42,486.7

As of June 30, 2012 and December 31, 2011, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	June 30, 2012
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.7	$0.8
States, Municipalities, and Political Subdivisions	69.3	0.8	40.5	8.8
Public Utilities	251.8	13.4	153.9	27.5
Mortgage/Asset-Backed Securities	2.5	—	10.8	0.5
All Other Corporate Bonds	1,095.6	30.8	607.2	85.2
Total Fixed Maturity Securities	$1,419.2	$45.0	$819.1	$122.8

	December 31, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.3	$1.1
States, Municipalities, and Political Subdivisions	51.6	1.3	75.3	7.5
Public Utilities	192.0	7.9	142.2	20.7
Mortgage/Asset-Backed Securities	94.2	4.8	19.6	0.7
All Other Corporate Bonds	1,703.9	65.5	684.9	110.8
Redeemable Preferred Stocks	—	—	20.9	1.9
Total Fixed Maturity Securities	$2,041.7	$79.5	$949.2	$142.7

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2012
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$638.1	$14.3	$637.4	$0.2	$14.8
Over 1 year through 5 years	5,782.4	538.6	5,983.3	10.5	327.2
Over 5 years through 10 years	9,394.2	1,371.5	10,072.9	39.6	653.2
Over 10 years	19,011.5	4,328.9	21,993.6	117.0	1,229.8
	34,826.2	6,253.3	38,687.2	167.3	2,225.0
Mortgage/Asset-Backed Securities	2,285.8	319.4	2,591.4	0.5	13.3
Total Fixed Maturity Securities	$37,112.0	$6,572.7	$41,278.6	$167.8	$2,238.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

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

At June 30, 2012, the fair value of investment-grade fixed maturity securities was $40,494.1 million, with a gross unrealized gain of $6,438.0 million and a gross unrealized loss of $84.7 million. The gross unrealized loss on investment-grade fixed maturity securities was 50.5 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At June 30, 2012, the fair value of below-investment-grade fixed maturity securities was $3,022.8 million, with a gross unrealized gain of $134.7 million and a gross unrealized loss of $83.1 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 49.5 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2012, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2012, we held 69 individual investment-grade fixed maturity securities and 45 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 28 investment-grade fixed maturity securities and 23 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 4 - Investments - Continued

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. The fixed maturity security to which the impairment pertained was sold during the three months ended March 31, 2011. We held no fixed maturity securities during the three months ended June 30, 2011, as of the beginning of 2012, or during the six months ended June 30, 2012 for which a portion of an other-than-temporary impairment was previously recognized in other comprehensive income.

Six Months Ended
June 30, 2011
(in millions of dollars)
Balance at Beginning of Year	$8.5
Sales or Maturities of Securities	(8.5)
Balance at End of Period	$—

At June 30, 2012, we had non-binding commitments of $142.3 million to fund private placement fixed maturity securities.
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

As of June 30, 2012, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $447.2 million, comprised of $333.7 million of tax credit partnerships and $113.5 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $122.0 million at June 30, 2012. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We had non-binding commitments of $75.0 million to fund certain private equity partnerships at June 30, 2012, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $131.5 million, $0.1 million, and $8.1 million, respectively, as of June 30, 2012.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At June 30, 2012, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three and six months ended June 30, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

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

Mortgage loans by property type and geographic region are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
	(in millions of dollars)
Property Type
Apartment	$34.5	2.1%	$28.0	1.8%
Industrial	519.3	31.4	502.0	31.1
Mixed	79.4	4.8	93.5	5.8
Office	677.6	41.0	659.3	40.9
Retail	334.7	20.3	322.4	20.0
Other	7.0	0.4	7.1	0.4
Total	$1,652.5	100.0%	$1,612.3	100.0%

Region
New England	$134.8	8.2%	$147.0	9.1%
Mid-Atlantic	162.5	9.8	174.1	10.8
East North Central	209.9	12.7	212.7	13.2
West North Central	148.6	9.0	151.2	9.4
South Atlantic	404.4	24.4	383.8	23.8
East South Central	80.6	4.9	52.4	3.3
West South Central	174.8	10.6	160.4	9.9
Mountain	76.1	4.6	69.5	4.3
Pacific	260.8	15.8	261.2	16.2
Total	$1,652.5	100.0%	$1,612.3	100.0%

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
June 30, 2012

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30	December 31
	2012	2011
	(in millions of dollars)
Internal Rating
Aa	$11.8	$10.9
A	679.5	712.6
Baa	936.0	855.0
Ba	11.2	20.7
B	14.0	13.1
Total	$1,652.5	$1,612.3

Loan-to-Value Ratio
<= 65%	$634.8	$578.4
> 65% <= 75%	817.9	802.3
> 75% <= 85%	157.6	165.1
> 85% <= 100%	42.2	66.5
Total	$1,652.5	$1,612.3

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

The activity in the allowance for credit losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Balance at Beginning of Period	$2.0	$1.5	$1.5	$1.5
Provision	—	—	0.5	—
Charge-offs, Net of Recoveries	(0.5)	—	(0.5)	—
Balance at End of Period	$1.5	$1.5	$1.5	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 4 - Investments - Continued

Impaired mortgage loans are as follows:

	June 30, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$0.9	$0.9	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$14.0	$15.5	$1.5

	December 31, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.4	$9.4	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.5	$24.0	$1.5

Our average investment in impaired mortgage loans was $16.6 million and $20.2 million, respectively, for the three and six months ended June 30, 2012 and $19.8 million and $18.1 million, respectively, for the three and six months ended June 30, 2011. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2012 and $0.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2011.

Our troubled debt restructurings during the three and six months ended June 30, 2012 and 2011 were comprised entirely of loan foreclosures. A summary of our troubled debt restructurings is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Carrying Amount	$8.9	$—	$13.1	$9.8
Number of Loans	1	—	2	1

We had no realized losses on loan foreclosures for the three and six months ended June 30, 2012 and 2011.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At June 30, 2012, we held one mortgage loan for which we had discontinued the accrual of investment income that was greater than 60 days past due and had a carrying value of $0.9 million. At December 31, 2011, we held one such mortgage loan that was greater than 90 days past due and had a carrying value of $9.4 million.

At June 30, 2012, we had non-binding commitments of $32.5 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
June 30, 2012

Note 4 - Investments - Continued

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of June 30, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $463.9 million, for which we received collateral in the form of cash and securities of $467.1 million and $14.2 million, respectively. As of December 31, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $319.1 million, for which we received collateral in the form of cash and securities of $312.3 million and $16.7 million, respectively. We had no outstanding repurchase agreements at June 30, 2012 or December 31, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$3.5	$8.7	$9.4	$18.2
Gross Losses on Sales	(1.7)	(9.8)	(6.7)	(16.7)
Other-Than-Temporary Impairment Loss	—	(0.7)	—	(3.0)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	4.3	—	5.5
Gross Losses on Sales	—	(0.2)	—	(0.2)
Impairment Loss	—	—	(0.5)	—
Embedded Derivative in Modified Coinsurance Arrangement	(3.3)	(4.8)	9.0	9.3
Foreign Currency Transactions	(0.6)	(1.1)	(0.9)	(1.5)
Net Realized Investment Gain (Loss)	$(2.1)	$(3.6)	$10.3	$11.6

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
Unum Group and Subsidiaries
June 30, 2012
Note 5 - Derivative Financial Instruments - Continued

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $10.5 million at June 30, 2012. We held cash collateral of $34.5 million and $45.6 million from our counterparties as of June 30, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $113.9 million and $114.9 million at June 30, 2012 and December 31, 2011, respectively. We had no cash posted as collateral to our counterparties at June 30, 2012 and December 31, 2011.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $165.7 million and $173.7 million at June 30, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at March 31, 2011	$174.0	$606.9	$835.0	$—	$1,615.9
Additions	—	—	—	12.0	12.0
Terminations	—	27.2	50.0	12.0	89.2
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7

Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$1,681.9
Additions	—	—	—	31.9	31.9
Terminations	—	38.2	105.0	31.9	175.1
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7

Balance at March 31, 2012	$174.0	$550.1	$640.0	$—	$1,364.1
Additions	—	—	—	21.0	21.0
Terminations	—	9.6	45.0	21.0	75.6
Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$1,309.5

Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$1,413.0
Additions	—	—	—	56.0	56.0
Terminations	—	13.5	90.0	56.0	159.5
Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$1,309.5

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at June 30, 2012, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2012	2013	Total
	(in millions of dollars)
Notional Value	$95.0	$150.0	$245.0
Weighted Average Receive Rate	6.49%	6.34%	6.40%
Weighted Average Pay Rate	0.46%	0.46%	0.46%

Cash Flow Hedges

As of June 30, 2012 and December 31, 2011, we had $245.0 million and $335.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities.

As of June 30, 2012 and December 31, 2011, we had $540.5 million and $554.0 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

During the three and six months ended June 30, 2012, we entered into and subsequently terminated $21.0 million and $56.0 million, respectively, notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called, and we recognized a loss of $0.5 million and $0.6 million for the three and six months ended June 30, 2012, respectively, on the termination of these hedges. The losses were recognized in other comprehensive income and subsequently amortized into net investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 5 - Derivative Financial Instruments - Continued

During the three and six months ended June 30, 2011, we entered into and subsequently terminated $12.0 million and $31.9 million, respectively, notional amount of forward treasury locks used to minimize interest rate risk associated with the anticipated disposal of certain fixed maturity securities. These treasury locks were terminated at the time the securities were called, and we recognized a de minimis loss and a gain of $0.1 million for the three and six months ended June 30, 2011, respectively, on the termination of these hedges. The gain and loss were recognized in other comprehensive income and subsequently amortized into net investment income.

For the three and six months ended June 30, 2012 and 2011, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2012, we expect to amortize approximately $38.0 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of June 30, 2012. Fluctuations in fair values of these derivatives between June 30, 2012 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2012, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2012 and December 31, 2011, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a gain of $1.9 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and $3.7 million and $1.1 million for the three and six months ended June 30, 2011, respectively, with offsetting losses on the related interest rate swaps.

As of June 30, 2012 and December 31, 2011, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt. This swap effectively converts the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a loss of $4.2 million for both the three and six months ended June 30, 2012 and $9.3 million and $7.2 million for the three and six months ended June 30, 2011, respectively, with offsetting gains on the related interest rate swaps.

For the three and six months ended June 30, 2012 and 2011, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2012
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$113.2	Other Liabilities	$33.0
Foreign Exchange Contracts	Other L-T Investments	5.2	Other Liabilities	132.7
Total		$118.4		$165.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$126.7

	December 31, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$134.2	Other Liabilities	$32.9
Foreign Exchange Contracts	Other L-T Investments	3.5	Other Liabilities	140.8
Total		$137.7		$173.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$135.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 5 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended June 30, 2012
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$16.6	$9.6	(1)
Interest Rate Swaps	—	2.0	(2)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(0.6)	(1)
Foreign Exchange Contracts	12.7	10.5	(2)
Total	$29.3	$21.1

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Three Months Ended June 30, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$12.8	$9.0	(1)
Interest Rate Swaps	—	0.6	(2)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(0.3)	(1)
Foreign Exchange Contracts	(2.6)	(6.1)	(2)
Total	$10.2	$2.8

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Six Months Ended June 30, 2012
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$34.9	$18.7	(1)
Interest Rate Swaps	—	2.1	(2)
Interest Rate Swaps	—	(0.8)	(3)
Foreign Exchange Contracts	—	(0.8)	(1)
Foreign Exchange Contracts	9.8	(1.9)	(2)
Total	$44.7	$17.3

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30, 2011
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$27.4	$17.4	(1)
Interest Rate Swaps	—	1.8	(2)
Interest Rate Swaps	—	(0.8)	(3)
Foreign Exchange Contracts	—	(0.6)	(1)
Foreign Exchange Contracts	(10.5)	(24.6)	(2)
Total	$16.9	$(6.8)

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense
The following table summarizes the location of and gains (losses) on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$(3.3)	$(4.8)	$9.0	$9.3

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

We measure segment performance excluding these items because we believe this performance measure is a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Our non-operating retirement-related gains or losses are primarily driven by market performance and are not indicative of the operational results of our businesses. However, although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 6 - Segment Information - Continued

market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. The exclusion of these items from segment performance does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Operating Revenue by Segment	$2,620.0	$2,568.1	$5,218.9	$5,116.0
Net Realized Investment Gain (Loss)	(2.1)	(3.6)	10.3	11.6
Revenue	$2,617.9	$2,564.5	$5,229.2	$5,127.6

Operating Income by Segment	$310.1	$346.1	$619.3	$666.3
Net Realized Investment Gain (Loss)	(2.1)	(3.6)	10.3	11.6
Non-operating Retirement-related Loss	(11.6)	(8.0)	(23.2)	(16.0)
Income Tax	(80.0)	(106.9)	(176.1)	(210.7)
Net Income	$216.4	$227.6	$430.3	$451.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 6 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$397.8	$394.6	$793.3	$791.6
Group Short-term Disability	118.2	112.8	235.9	223.8
Group Life and Accidental Death & Dismemberment
Group Life	294.2	274.3	587.8	547.7
Accidental Death & Dismemberment	28.7	26.8	57.0	53.9
Supplemental and Voluntary
Individual Disability - Recently Issued	118.7	116.6	237.1	231.7
Voluntary Benefits	157.4	144.7	315.9	289.9
	1,115.0	1,069.8	2,227.0	2,138.6
Unum UK
Group Long-term Disability	101.7	107.6	203.6	211.0
Group Life	55.5	51.9	108.2	99.5
Supplemental and Voluntary	16.0	16.3	32.1	32.4
	173.2	175.8	343.9	342.9
Colonial Life
Accident, Sickness, and Disability	179.8	173.1	360.0	345.4
Life	52.4	46.8	104.1	93.0
Cancer and Critical Illness	64.7	62.1	129.1	124.0
	296.9	282.0	593.2	562.4
Closed Block
Individual Disability	184.6	196.3	371.8	398.6
Long-term Care	156.9	150.8	312.1	301.4
All Other	1.0	0.3	1.5	0.6
	342.5	347.4	685.4	700.6
Total	$1,927.6	$1,875.0	$3,849.5	$3,744.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2012
Premium Income	$1,115.0	$173.2	$296.9	$342.5	$—	$1,927.6
Net Investment Income	236.9	49.2	34.0	304.5	8.9	633.5
Other Income	30.7	—	0.1	26.6	1.5	58.9
Operating Revenue	$1,382.6	$222.4	$331.0	$673.6	$10.4	$2,620.0

Operating Income (Loss)	$212.7	$30.0	$67.6	$25.7	$(25.9)	$310.1

Three Months Ended June 30, 2011
Premium Income	$1,069.8	$175.8	$282.0	$347.4	$—	$1,875.0
Net Investment Income	238.9	51.1	35.8	294.5	16.8	637.1
Other Income	29.5	—	0.2	26.7	(0.4)	56.0
Operating Revenue	$1,338.2	$226.9	$318.0	$668.6	$16.4	$2,568.1

Operating Income (Loss)	$205.6	$55.2	$71.9	$30.4	$(17.0)	$346.1

Six Months Ended June 30, 2012
Premium Income	$2,227.0	$343.9	$593.2	$685.4	$—	$3,849.5
Net Investment Income	475.5	85.7	69.6	606.1	16.1	1,253.0
Other Income	61.8	0.1	0.2	52.5	1.8	116.4
Operating Revenue	$2,764.3	$429.7	$663.0	$1,344.0	$17.9	$5,218.9

Operating Income (Loss)	$418.6	$68.8	$137.3	$41.1	$(46.5)	$619.3

Six Months Ended June 30, 2011
Premium Income	$2,138.6	$342.9	$562.4	$700.6	$—	$3,744.5
Net Investment Income	472.6	96.0	67.1	588.8	31.3	1,255.8
Other Income	60.5	0.1	0.3	54.2	0.6	115.7
Operating Revenue	$2,671.7	$439.0	$629.8	$1,343.6	$31.9	$5,116.0

Operating Income (Loss)	$400.3	$104.1	$138.4	$62.3	$(38.8)	$666.3

Assets by segment are as follows:

	June 30	December 31
	2012	2011
	(in millions of dollars)
Unum US	$18,808.3	$18,583.6
Unum UK	3,771.2	3,549.5
Colonial Life	3,280.2	3,167.8
Closed Block	32,098.1	31,439.5
Corporate	2,720.9	2,814.8
Total	$60,678.7	$59,555.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Service Cost	$12.2	$10.7	$1.2	$1.2	$0.4	$0.4
Interest Cost	21.1	19.4	2.1	2.2	2.4	2.5
Expected Return on Plan Assets	(22.1)	(21.9)	(2.8)	(3.0)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	11.4	8.0	0.2	—	—	—
Prior Service Credit	(0.2)	(0.2)	—	—	(0.7)	(0.7)
Total	$22.4	$16.0	$0.7	$0.4	$2.0	$2.1

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Service Cost	$24.4	$21.3	$2.4	$2.4	$0.8	$0.9
Interest Cost	42.2	38.8	4.2	4.4	4.8	5.0
Expected Return on Plan Assets	(44.3)	(43.8)	(5.5)	(6.1)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	22.9	16.0	0.3	—	—	—
Prior Service Credit	(0.3)	(0.3)	—	—	(1.3)	(1.3)
Total	$44.9	$32.0	$1.4	$0.7	$4.0	$4.3

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2012, but we elected to make a $53.0 million voluntary contribution in the second quarter of 2012. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions of $1.0 million and $2.1 million in the second quarter and first six months of 2012, respectively, or approximately £0.6 million and £1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions of dollars, except share data)
Numerator
Net Income	$216.4	$227.6	$430.3	$451.2

Denominator (000s)
Weighted Average Common Shares - Basic	283,316.6	306,316.2	286,874.5	309,513.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	424.0	1,094.8	639.3	1,342.4
Weighted Average Common Shares - Assuming Dilution	283,740.6	307,411.0	287,513.8	310,855.4

Net Income Per Common Share
Basic	$0.76	$0.74	$1.50	$1.46
Assuming Dilution	$0.76	$0.74	$1.50	$1.45

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.3 million and 2.2 million shares of common stock for the three and six month periods ended June 30, 2012, and 1.9 million shares of common stock for the three and six month periods ended June 30, 2011.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. The share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program had an expiration date of August 2012. In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The 750.0 million share repurchase program has an expiration date of January 2014 and replaces the previous authorization of $1.0 billion that was scheduled to expire in August 2012. No additional shares will be repurchased under the $1.0 billion share repurchase program.

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
June 30, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share - Continued

In addition to these repurchases, for the year ended December 31, 2011, we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, including commissions of $0.3 million. For the three and six month periods ended June 30, 2012, we repurchased an additional 6.0 million and 13.5 million shares on the open market at a cost of $125.1 million and $300.3 million, respectively, including commissions of $0.1 million and $0.3 million, respectively. The dollar value of shares remaining under the $1.0 billion repurchase program, prior to its replacement, was $224.7 million at June 30, 2012. As noted above, this share repurchase program was superseded and replaced by the $750.0 million share repurchase program authorized in July 2012.

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
June 30, 2012
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

The only remaining proceeding against us that is part of MDL No. 1663 is Palm Tree Computers Systems, Inc. v. ACE USA, et al., which was filed in the Florida state Circuit Court on February 16, 2005. The complaint contains allegations similar to those referred to above. The case was removed to federal court and, on October 20, 2005, the case was transferred to MDL No. 1663. Plaintiffs renewed a motion to remand the case to the state court in Florida, and that motion was denied without prejudice on October 16, 2009. On June 27, 2012, plaintiffs moved to voluntarily dismiss us from the case. On June 28, 2012, the court entered the order dismissing us from the case with prejudice, terminating all proceedings against us in MDL No. 1663.
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
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This is a putative class action alleging that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. On February 3, 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and each of the parties sought leave for an early appeal on the issues raised by the District Court's rulings, but the First Circuit decided not to hear the appeal at this time. Therefore, the parties are required to wait until the proceedings in the District Court have concluded for further resolution of those issues. The First Circuit did not rule on or discuss the merits of the case. The case is proceeding in the District Court with discovery on the issue of damages and notice to class members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
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
In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation and petitions were filed for liquidation with the Commonwealth Court of Pennsylvania. In May 2012, this court denied the liquidation petitions. Unless and until a liquidation order is granted, an assessment on insurance companies that sell insurance within that state will not be required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2012
Note 10 - Other

Debt

At June 30, 2012, short-term debt consisted of $467.1 million of securities lending transactions. Regarding activity relative to our long-term debt, during the six months ended June 30, 2012, we made principal payments of $29.2 million and $5.0 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

Income Tax

At June 30, 2012, we had a liability of $30.9 million for unrecognized tax benefits, all of which is associated with deferred tax assets. During the second quarter of 2012, we released a liability for unrecognized tax benefits of $61.1 million along with a corresponding deferred tax asset. The interest expense (benefit) and penalties related to unrecognized tax benefits in our consolidated statements of income was $(11.0) million and $(10.5) million for the three and six months ended June 30, 2012, respectively, and $1.5 million and $2.6 million for the three and six months ended and June 30, 2011, respectively.

During 2010, the Internal Revenue Service (IRS) completed its examination of tax years 2005 and 2006 and issued its revenue agent's report (RAR) in December 2010. In January 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments. Although we have not yet reached a final settlement with the IRS for these years, it is reasonably possible that this appeal will be resolved in whole or in part within 12 months and that statutes of limitations may expire in multiple jurisdictions within the same period.  As a result, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $0 million to $6.0 million.  We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

In July 2012, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from 25 percent to 24 percent retroactive to April 2012 and from 24 percent to 23 percent effective April 2013. We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. We will record a reduction of approximately $8.0 million to $10.0 million in our income tax expense in the third quarter of 2012 to reflect the impact of the rate change on our net tax liability related to our U.K. operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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
August 2, 2012

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

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. The unfortunate reality is that most lower- and middle-income workers in the U.S. and the U.K. lack financial protection for themselves and their families should something unexpected occur, a need that has been made even more apparent during the continuing economic downturn.  Additionally, governments in the U.S. and U.K., and throughout the world, are struggling to address growing deficit problems, limiting their ability to offer some of the financial protections that they have provided in the past.  As a result, we believe there is a growing need for financial protection products of the type we offer.

Specifically, we offer group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that create comprehensive benefits solutions for employers of all sizes by helping them attract and retain a stronger workforce while protecting the incomes and lifestyles of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their lifestyle and provide financial security. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the financial hardship associated with death, illness, or injury.

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

Operating Performance and Capital Management

For the second quarter of 2012, we reported net income of $216.4 million, or $0.76 per diluted common share, compared to net income of $227.6 million, or $0.74 per diluted common share, in the same period of 2011. For the first six months of 2012, net income was $430.3 million, or $1.50 per diluted common share, compared to net income of $451.2 million, or $1.45 per diluted common share, in the same period of 2011. After-tax operating income, which excludes realized investment gains or losses and non-operating retirement-related gains or losses, was $225.3 million, or $0.79 per diluted common share, in the second quarter of 2012 compared to $235.0 million, or $0.76 per diluted common share, in the same period of 2011. For the first six months, after-tax operating income was $438.5 million, or $1.53 per diluted common share, in 2012 compared to $454.1 million, or $1.46 per diluted common share, in 2011. Our second quarter and first six months of 2012 net income per share and after-tax operating income per share, as compared to the same periods of 2011, was aided by the repurchase of our common stock throughout 2011 and during the first six months of 2012. Total operating revenue by segment during the second quarter and first six months of 2012 was higher than the comparable periods of 2011, driven by increases in premium income. Total operating income by segment decreased in the second quarter and first six months of 2012 relative to the same periods of 2011, with favorable earnings in Unum US offset by lower earnings reported for our other segments. See additional information in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," and "Segment Results" contained in this Item 2.

Our Unum US segment reported increases in segment operating income of 3.5 percent and 4.6 percent, respectively, in the second quarter and first of six months of 2012 compared to the same periods of 2011, with higher operating revenue and continued favorable expense management. Although Unum US premium income increased 4.2 percent and 4.1 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011, the ongoing high levels of unemployment and the competitive environment have continued to pressure our premium income growth during 2012. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies, although we experienced improvement relative to the second quarter and first six months of 2011. The benefit ratios for our Unum US segment for the second quarter and first six months of 2012 were 72.1 percent and 72.3 percent, respectively, generally consistent with the levels reported in the same periods of 2011. Less favorable risk results for the group disability and group life and accidental death and dismemberment product lines were generally offset by favorable risk results for the supplemental and voluntary product line. Unum US sales increased 9.1 percent and 11.0 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011, with sales increases in nearly all of our product lines and market segments. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 10.9 percent and 11.2 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. Group large case sales increased 3.1 percent and 6.2 percent. Sales in our individual disability - recently issued line of business increased 13.3 percent and 9.0 percent, respectively, and voluntary benefits sales increased 8.0 percent and 13.5 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. Premium persistency was above the levels of 2011 for all products except short-term disability and remains high relative to historical levels.

Our Unum UK segment reported decreases in segment operating income of 43.8 percent and 32.0 percent, respectively, in the second quarter and first six months of 2012, as measured in Unum UK's local currency, relative to the same periods of 2011. The decreases were driven primarily by less favorable risk results. Premium income grew 1.5 percent and 2.8 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. The benefit ratios for Unum UK were 85.4 percent and 78.9 percent, respectively, in the second quarter and first six months of 2012 compared to 69.8 percent and 69.6 percent, respectively, in the same periods of 2011, with less favorable risk experience in both the group disability and group life product lines. Unum UK sales increased 5.5 percent and 36.9 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011, as measured in Unum UK's local currency. The higher sales comparison for the second quarter of 2012 was attributable to group long-term disability, while sales growth for the first six months of 2012 relative to the prior year was driven by higher sales in both group disability and group life. Persistency in 2012 was lower than 2011 for group long-term disability and group life, but was higher for supplemental and voluntary.

Our Colonial Life segment reported decreases in segment operating income of 6.0 percent and 0.8 percent in the second quarter and first six months of 2012 compared to the same periods of 2011, driven primarily by less favorable risk results in 2012 and very favorable income from bond call premiums in 2011. Premium income grew 5.3 percent and 5.5 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. The benefit ratios for Colonial Life were 52.5 percent and 52.3 percent, respectively, in the second quarter and first six months of 2012 compared to 51.2 percent and 51.3 percent, respectively, in the same periods of 2011 due to less favorable experience in the life and cancer and critical illness product lines. Colonial Life sales increased 0.1 percent and 0.4 percent, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. Commercial market sales in second quarter and first six months of 2012 were higher relative to the same periods of 2011, with increases of 2.2 percent and 1.7 percent, respectively, in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, and increases of 15.2 percent and 6.0 percent, respectively, in the large case commercial market segment. Sales were 14.4 percent and 7.2 percent lower in the public sector market in second quarter and first six months of 2012 compared to the same periods of 2011. Persistency in 2012 was lower than 2011 for the life and cancer and critical illness product lines but was higher for the accident, sickness, and disability product line.

Our investment portfolio continues to perform well, although our net investment income declined slightly in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to a decrease in income from bond call premiums, offset partially by continued growth in the level of invested assets. The net unrealized gain on our fixed maturity securities was $6.4 billion at June 30, 2012, compared to $5.8 billion at December 31, 2011.

We believe our capital and financial positions are strong. At June 30, 2012, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 404 percent, compared to 405 percent at December 31, 2011. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 29.3 percent at June 30, 2012, compared to 28.7 percent at December 31, 2011. The increase was due to the increase in short-term debt related to securities lending agreements outstanding at June 30, 2012, partially offset by our year-to-date 2012 principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings). Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 23.3 percent at June 30, 2012, compared to 23.5 percent at December 31, 2011. The cash and marketable securities at our holding companies equaled approximately $564 million at June 30, 2012, compared to $756 million at December 31, 2011, reflecting our first six months of 2012 repurchase of 13.5 million of our common shares on the open market at a cost of $300.3 million.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2012 other than changes made to our capitalization policies for deferred acquisition costs, in accordance with our adoption of the accounting standards update as disclosed in Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Revenue
Premium Income	$1,927.6	2.8%	$1,875.0	$3,849.5	2.8%	$3,744.5
Net Investment Income	633.5	(0.6)	637.1	1,253.0	(0.2)	1,255.8
Net Realized Investment Gain (Loss)	(2.1)	(41.7)	(3.6)	10.3	(11.2)	11.6
Other Income	58.9	5.2	56.0	116.4	0.6	115.7
Total Revenue	2,617.9	2.1	2,564.5	5,229.2	2.0	5,127.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,683.2	5.2	1,599.4	3,346.1	4.8	3,192.4
Commissions	230.8	5.9	217.9	463.1	4.7	442.2
Interest and Debt Expense	35.2	0.3	35.1	70.7	(3.2)	73.0
Deferral of Acquisition Costs	(119.2)	6.0	(112.4)	(236.6)	5.3	(224.6)
Amortization of Deferred Acquisition Costs	99.2	4.9	94.6	198.6	4.7	189.6
Compensation Expense	195.4	(1.7)	198.7	402.3	0.4	400.6
Other Expenses	196.9	0.1	196.7	378.6	(3.5)	392.5
Total Benefits and Expenses	2,321.5	4.1	2,230.0	4,622.8	3.5	4,465.7

Income Before Income Tax	296.4	(11.4)	334.5	606.4	(8.4)	661.9
Income Tax	80.0	(25.2)	106.9	176.1	(16.4)	210.7

Net Income	$216.4	(4.9)	$227.6	$430.3	(4.6)	$451.2

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.571 and 1.628 for the three months ended June 30, 2012 and 2011, respectively, and 1.571 and 1.618 for the six months ended June 30, 2012 and 2011, respectively. If the 2012 results for our U.K. operations had been translated at the higher exchange rates of the second quarter and first six months of 2011, our operating revenue and operating income by segment would have been higher by approximately $6.4 million and $1.1 million, respectively, for the second quarter of 2012 and approximately $11.0 million and $2.0 million, respectively, for the first six months of 2012. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income in the second quarter and first six months of 2012 compared to the same periods of 2011 includes premium growth for each of our three major business segments. For our closed block segment, in total, premium income declined as expected, although our long-term care closed line of business experienced premium growth relative to the second quarter and first six months of 2011 due to premium persistency and a limited amount of group long-term care sales which occurred during 2011 and the first six months of 2012.

Net investment income was slightly lower in the second quarter 2012 relative to the same period of 2011 due primarily to lower income from bond call premiums, mostly offset by higher asset levels, higher income from prepayments on mortgage-backed securities, and higher income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases. Net investment income was slightly lower in the first six months of 2012 relative to the same periods of 2011 due primarily to lower income from bond call premiums and lower income from inflation-indexed bonds, partially offset by an increase in assets and higher income from prepayments on mortgage-backed securities.

We recognized in earnings net realized investment losses of $2.1 million and $3.6 million in the second quarter of 2012 and 2011, respectively, and gains of $10.3 million and $11.6 million in the first six months of 2012 and 2011, respectively. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $0.7 million and $3.0 million in the second quarter and first six months of 2011, respectively, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. Changes in the fair value of this embedded derivative resulted in realized losses of $3.3 million and $4.8 million in the second quarters of 2012 and 2011, respectively, compared to realized gains of $9.0 million and $9.3 million in the first six months of 2012 and 2011, respectively. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The benefit ratios were 87.3 percent and 86.9 percent, respectively, in the second quarter and first six months of 2012 compared to 85.3 percent in each of the comparable periods of 2011, with generally consistent year over year risk results for our total Unum US segment offset by less favorable risk results in our other operating segments. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense in the second quarter of 2012 was generally consistent with the same period of 2011 but was lower in the first six months of 2012 relative to the comparable period of 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011.

The deferral of acquisition costs increased in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to the continued growth in certain of our product lines and the associated increase in deferrable expenses.

The amortization of acquisition costs in the second quarter and first six months of 2012 was higher than the same periods of 2011 due primarily to continued growth in the level of the deferred asset for certain of our product lines as well as higher amortization in our Unum US supplemental and voluntary product line driven by unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines.

Other expenses, including compensation expense, were lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due to our continued focus on operating effectiveness and expense management.

Our income tax rate for the second quarter and first six months of 2012 was lower relative to the same periods of 2011 due primarily to the second quarter of 2012 release of a tax liability of $11.0 million related to unrecognized tax benefits.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes the specified items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income by segment provides investors with additional information for comparison and analysis of our operating results. However, although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income (loss) before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating Revenue by Segment	$2,620.0	$2,568.1	$5,218.9	$5,116.0
Net Realized Investment Gain (Loss)	(2.1)	(3.6)	10.3	11.6
Total Revenue	$2,617.9	$2,564.5	$5,229.2	$5,127.6

Operating Income by Segment	$310.1	$346.1	$619.3	$666.3
Net Realized Investment Gain (Loss)	(2.1)	(3.6)	10.3	11.6
Non-operating Retirement-related Loss	(11.6)	(8.0)	(23.2)	(16.0)
Income Tax	(80.0)	(106.9)	(176.1)	(210.7)
Net Income	$216.4	$227.6	$430.3	$451.2

	Three Months Ended June 30
	2012		2011
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$225.3	$0.79	$235.0	$0.76
Non-operating Retirement-related Loss	(11.6)	(0.04)	(8.0)	(0.03)
Income Tax on Non-operating Retirement-related Loss	4.1	0.01	2.8	0.01
Net Realized Investment Loss	(2.1)	(0.01)	(3.6)	(0.01)
Income Tax on Net Realized Investment Loss	0.7	0.01	1.4	0.01
Net Income	$216.4	$0.76	$227.6	$0.74

	Six Months Ended June 30
	2012		2011
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$438.5	$1.53	$454.1	$1.46
Non-operating Retirement-related Loss	(23.2)	(0.08)	(16.0)	(0.05)
Income Tax on Non-operating Retirement-related Loss	8.1	0.03	5.6	0.02
Net Realized Investment Gain	10.3	0.03	11.6	0.03
Income Tax on Net Realized Investment Gain	(3.4)	(0.01)	(4.1)	(0.01)
Net Income	$430.3	$1.50	$451.2	$1.45

* Assuming Dilution

Sales
Shown below are sales results for our three major business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Unum US	$161.6	9.1%	$148.1	$356.5	11.0%	$321.1

Unum UK	£15.3	5.5	£14.5	£34.9	36.9	£25.5

Colonial Life	$85.8	0.1	$85.7	$156.9	0.4	$156.3

Sales shown in the preceding chart generally represent the annualized premium income on new sales which we expect to receive and report as premium income during the next 12 months following or beginning in the initial quarter in which the sale is reported, depending on the effective date of the new sale. Sales do not correspond to premium income reported as revenue in accordance with GAAP. This is because new annualized sales premiums reflect current sales performance and what we expect to recognize as premium income over a 12 month period, while premium income reported in our financial statements is reported on an "as earned" basis rather than an annualized basis and also includes renewals and persistency of in-force policies written in prior years as well as current new sales.
Sales, persistency of the existing block of business, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.
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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income	$1,115.0	4.2%	$1,069.8	$2,227.0	4.1%	$2,138.6
Net Investment Income	236.9	(0.8)	238.9	475.5	0.6	472.6
Other Income	30.7	4.1	29.5	61.8	2.1	60.5
Total	1,382.6	3.3	1,338.2	2,764.3	3.5	2,671.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	804.4	4.0	773.1	1,610.6	4.3	1,543.5
Commissions	129.7	9.7	118.2	259.0	7.4	241.2
Interest and Debt Expense	0.3	50.0	0.2	0.6	20.0	0.5
Deferral of Acquisition Costs	(64.3)	13.6	(56.6)	(126.2)	11.5	(113.2)
Amortization of Deferred Acquisition Costs	53.2	7.7	49.4	106.8	7.9	99.0
Other Expenses	246.6	(0.7)	248.3	494.9	(1.1)	500.4
Total	1,169.9	3.3	1,132.6	2,345.7	3.3	2,271.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$212.7	3.5	$205.6	$418.6	4.6	$400.3

Operating Ratios (% of Premium Income):
Benefit Ratio	72.1%		72.3%	72.3%		72.2%
Other Expense Ratio	22.1%		23.2%	22.2%		23.4%
Before-tax Operating Income Ratio	19.1%		19.2%	18.8%		18.7%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$397.8	0.8%	$394.6	$793.3	0.2%	$791.6
Group Short-term Disability	118.2	4.8	112.8	235.9	5.4	223.8
Total Premium Income	516.0	1.7	507.4	1,029.2	1.4	1,015.4
Net Investment Income	142.0	(7.5)	153.5	289.4	(3.9)	301.2
Other Income	23.1	6.0	21.8	46.6	5.9	44.0
Total	681.1	(0.2)	682.7	1,365.2	0.3	1,360.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	436.8	2.0	428.1	872.5	2.1	854.4
Commissions	40.3	2.0	39.5	80.7	0.5	80.3
Interest and Debt Expense	0.3	50.0	0.2	0.6	20.0	0.5
Deferral of Acquisition Costs	(5.8)	9.4	(5.3)	(11.9)	11.2	(10.7)
Amortization of Deferred Acquisition Costs	4.5	(8.2)	4.9	8.7	(12.1)	9.9
Other Expenses	134.6	(1.5)	136.6	269.5	(1.5)	273.7
Total	610.7	1.1	604.0	1,220.1	1.0	1,208.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$70.4	(10.5)	$78.7	$145.1	(4.9)	$152.5

Operating Ratios (% of Premium Income):
Benefit Ratio	84.7%		84.4%	84.8%		84.1%
Other Expense Ratio	26.1%		26.9%	26.2%		27.0%
Before-tax Operating Income Ratio	13.6%		15.5%	14.1%		15.0%

Premium Persistency:
Group Long-term Disability				91.7%		89.8%
Group Short-term Disability				89.8%		90.7%

Case Persistency:
Group Long-term Disability				88.3%		89.1%
Group Short-term Disability				87.8%		88.1%

Group disability premium income increased slightly in the second quarter and first six months of 2012 compared to the same periods of 2011 driven primarily by sales growth and continued strong premium persistency. Case persistency declined slightly but was above the level of the first quarter of 2012. Net investment income was lower in the second quarter of 2012 compared to the same period of 2011 due to a decrease in income from bond call premiums and the level of assets supporting this line of business, partially offset by an increase in the level of prepayment income on mortgage-backed securities. Net investment income was lower in the first six months of 2012 compared to the same period of 2011 due to a decrease in the level of assets, partially offset by an increase in income from bond call premiums. Other income for the second quarter and first six months of 2012 includes administrative services only fees of $14.3 million and $29.0 million, respectively, compared to $13.9 million and $28.4 million in the same periods of 2011. Other income for the second quarter and first six months of 2012 also includes income from fee-based family medical leave products of $5.8 million and $11.7 million, respectively, compared to $5.1 million and $10.0 million in the same periods of 2011.

The benefit ratio in the second quarter and first six months of 2012 was unfavorable compared to the same periods of 2011 due to increases in claim incidence, prevalence rates, and average weekly indemnities for group short-term disability. Group long-term disability risk results were favorable due to higher claim recoveries, partially offset by an increase in claim incidence.

The deferral of acquisition costs in the second quarter and first six months of 2012 was higher than the same periods of 2011 due to a higher level of sales. The amortization of acquisition costs in the second quarter and first six months of 2012 was lower than the same periods of 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in the second quarter and first six months of 2012 relative to the same periods of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Life	$294.2	7.3%	$274.3	$587.8	7.3%	$547.7
Accidental Death & Dismemberment	28.7	7.1	26.8	57.0	5.8	53.9
Total Premium Income	322.9	7.2	301.1	644.8	7.2	601.6
Net Investment Income	38.2	13.4	33.7	73.1	7.7	67.9
Other Income	0.4	(42.9)	0.7	0.9	(25.0)	1.2
Total	361.5	7.7	335.5	718.8	7.2	670.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	232.2	9.7	211.6	463.9	10.0	421.8
Commissions	25.9	10.7	23.4	52.1	11.1	46.9
Deferral of Acquisition Costs	(5.0)	6.4	(4.7)	(10.1)	7.4	(9.4)
Amortization of Deferred Acquisition Costs	3.3	(8.3)	3.6	6.7	(6.9)	7.2
Other Expenses	47.8	(3.6)	49.6	96.5	(4.1)	100.6
Total	304.2	7.3	283.5	609.1	7.4	567.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$57.3	10.2	$52.0	$109.7	5.9	$103.6

Operating Ratios (% of Premium Income):
Benefit Ratio	71.9%		70.3%	71.9%		70.1%
Other Expense Ratio	14.8%		16.5%	15.0%		16.7%
Before-tax Operating Income Ratio	17.7%		17.3%	17.0%		17.2%

Premium Persistency:
Group Life				91.6%		87.3%
Accidental Death & Dismemberment				91.3%		87.8%

Case Persistency:
Group Life				88.1%		88.6%
Accidental Death & Dismemberment				88.0%		88.5%

Premium income for group life and accidental death and dismemberment was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to higher sales and favorable premium persistency. Case persistency in the first six months of 2012 was slightly lower than the same period of 2011 but was above the level of the first quarter of 2012. Net investment income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to an increase in income from bond call premiums, an increase in the level of assets supporting this line of business, and an increase in the level of prepayment income on mortgage-backed securities.

The benefit ratio was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to a higher average claim size, partially offset by lower claim incidence for group life. Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to higher sales. The amortization of acquisition costs was lower in the second quarter and first six months of 2012 than in the same periods of 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in the second quarter and first six months of 2012 relative to the same periods of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$118.7	1.8%	$116.6	$237.1	2.3%	$231.7
Voluntary Benefits	157.4	8.8	144.7	315.9	9.0	289.9
Total Premium Income	276.1	5.7	261.3	553.0	6.0	521.6
Net Investment Income	56.7	9.7	51.7	113.0	9.2	103.5
Other Income	7.2	2.9	7.0	14.3	(6.5)	15.3
Total	340.0	6.3	320.0	680.3	6.2	640.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	135.4	1.5	133.4	274.2	2.6	267.3
Commissions	63.5	14.8	55.3	126.2	10.7	114.0
Deferral of Acquisition Costs	(53.5)	14.8	(46.6)	(104.2)	11.9	(93.1)
Amortization of Deferred Acquisition Costs	45.4	11.0	40.9	91.4	11.6	81.9
Other Expenses	64.2	3.4	62.1	128.9	2.2	126.1
Total	255.0	4.0	245.1	516.5	4.1	496.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$85.0	13.5	$74.9	$163.8	13.6	$144.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	52.1%		52.0%	51.8%		52.1%
Voluntary Benefits	46.8%		50.3%	47.9%		50.6%
Other Expense Ratio	23.3%		23.8%	23.3%		24.2%
Before-tax Operating Income Ratio	30.8%		28.7%	29.6%		27.6%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	30.8%		30.7%	30.6%		30.8%

Premium Persistency:
Individual Disability - Recently Issued				90.3%		90.1%
Voluntary Benefits				79.4%		79.1%

Premium income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to growth in our voluntary benefits product line resulting from continued sales growth. Premium persistency remains strong. Net investment income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to an increase in the level of assets supporting these lines of business and an increase in the level of prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability - recently issued line of business in the second quarter and first six months of 2012 was generally consistent with the same periods of 2011, with a lower paid claim incidence rate and higher claim recoveries mostly offset by an increase in reserves for existing claims. The benefit ratio for voluntary benefits was lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to higher premium income, a lower claim prevalence rate, and a lower average claim size for voluntary disability. Also favorably impacting voluntary benefits risk metrics for the second quarter and first six months of 2012 was the release of active life reserves associated with a voluntary benefits large case customer that terminated the existing individual contracts and bought voluntary group coverage during the second quarter of 2012.

Commissions and the deferral of acquisition costs were higher in the second quarter and the first six months of 2012 compared to the same periods of 2011 due to higher sales. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due to unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines, including the impact on persistency from the large case customer that terminated the existing individual contracts and bought voluntary group coverage. The other expense ratio was lower in the second quarter and first six months of 2012 relative to the same periods of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.

Sales
Shown below are sales results for the Unum US segment.

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$36.0	(6.0)%	$38.3	$71.8	5.9%	$67.8
Group Short-term Disability	23.6	33.3	17.7	37.0	16.7	31.7
Group Life	45.2	10.5	40.9	78.2	9.1	71.7
AD&D	4.9	28.9	3.8	7.8	23.8	6.3
Subtotal	109.7	8.9	100.7	194.8	9.7	177.5
Supplemental and Voluntary
Individual Disability - Recently Issued	15.3	13.3	13.5	30.2	9.0	27.7
Voluntary Benefits	36.6	8.0	33.9	131.5	13.5	115.9
Subtotal	51.9	9.5	47.4	161.7	12.6	143.6

Total Sales	$161.6	9.1	$148.1	$356.5	11.0	$321.1

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$83.1	10.9%	$74.9	$141.5	11.2%	$127.3
Large Case Market	26.6	3.1	25.8	53.3	6.2	50.2
Subtotal	109.7	8.9	100.7	194.8	9.7	177.5

Supplemental and Voluntary	51.9	9.5	47.4	161.7	12.6	143.6

Total Sales	$161.6	9.1	$148.1	$356.5	11.0	$321.1

Unum US sales increased in the second quarter and first six months of 2012 compared to the same periods of 2011, with growth in each of our major market segments other than a decline in group long-term disability sales during the second quarter of 2012. Sales in our group core market segment were higher in the second quarter and first six months of 2012 compared to the same periods of 2011, with increases in all product lines within this market segment other than a slight decline in accidental death and dismemberment during the second quarter of 2012. The number of new accounts added in our group core market segment during the second quarter and first six months of 2012 was 12.6 percent and 9.7 percent higher, respectively, than the number of new accounts added during the same periods of 2011.

Sales in our group large case market segment were higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due to higher group short-term disability and group life and accidental death and dismemberment sales, partially offset by a decline in group long-term disability sales. Our sales mix of group products in the first six months of 2012 was approximately 73 percent core market and 27 percent large case market.

Sales of voluntary benefits were higher in the second quarter and first six months of 2012 compared to the same periods of 2011, with higher sales from both new and existing customers, particularly in the large case market. The number of new accounts added in the voluntary benefits product line was 12.1 percent and 5.7 percent lower in the second quarter and first six months of 2012, respectively, than the number of new accounts added during the same periods of 2011.

Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were higher in the second quarter and first six months of 2012 compared to the same periods of 2011 primarily due to higher sales to existing customers as well as higher new sales in the small and mid-size segments.

We believe that the group core market and voluntary benefits market, which combined together were approximately 77 percent of our Unum US sales for the first six months of 2012 and grew 12.3 percent relative to the first six months of 2011, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case and individual disability markets. While in the short-term we expect economic trends to continue to pressure our sales growth, we believe we are well positioned for economic recovery.
Segment Outlook

Although we experienced premium and sales growth during the first six months of 2012, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the ongoing high levels of unemployment and the competitive environment. Opportunities for further premium and sales growth are expected to re-emerge as the economy improves and employment growth accelerates. We expect some volatility in net investment income to continue as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Certain risks and uncertainties are inherent in the disability insurance business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. We are uncertain as to whether the recent higher level of claim incidence is due to the normal volatility that occurs in our group disability business or is related to the economy. We began initiating price increases for our group disability products during the first quarter of 2012 as a result of the higher levels of claim incidence and the continued low interest rate environment. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$101.7	(5.5)%	$107.6	$203.6	(3.5)%	$211.0
Group Life	55.5	6.9	51.9	108.2	8.7	99.5
Supplemental and Voluntary	16.0	(1.8)	16.3	32.1	(0.9)	32.4
Total Premium Income	173.2	(1.5)	175.8	343.9	0.3	342.9
Net Investment Income	49.2	(3.7)	51.1	85.7	(10.7)	96.0
Other Income	—	—	—	0.1	—	0.1
Total	222.4	(2.0)	226.9	429.7	(2.1)	439.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	147.9	20.5	122.7	271.5	13.8	238.5
Commissions	10.0	(12.3)	11.4	20.6	(7.6)	22.3
Deferral of Acquisition Costs	(3.5)	(14.6)	(4.1)	(7.1)	(6.6)	(7.6)
Amortization of Deferred Acquisition Costs	4.1	7.9	3.8	8.0	5.3	7.6
Other Expenses	33.9	(10.6)	37.9	67.9	(8.4)	74.1
Total	192.4	12.1	171.7	360.9	7.8	334.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$30.0	(45.7)	$55.2	$68.8	(33.9)	$104.1

Operating Ratios (% of Premium Income):
Benefit Ratio	85.4%		69.8%	78.9%		69.6%
Other Expense Ratio	19.6%		21.6%	19.7%		21.6%
Before-tax Operating Income Ratio	17.3%		31.4%	20.0%		30.4%

Premium Persistency:
Group Long-term Disability				84.1%		85.0%
Group Life				82.4%		87.4%
Supplemental and Voluntary				87.0%		86.6%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, as occurred in the second quarter and first six months of 2012 compared to the same periods of 2011, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	£64.3	(2.6)%	£66.0	£129.1	(1.1)%	£130.5
Group Life	35.1	10.4	31.8	68.6	11.5	61.5
Supplemental and Voluntary	10.0	—	10.0	20.3	1.5	20.0
Total Premium Income	109.4	1.5	107.8	218.0	2.8	212.0
Net Investment Income	31.0	(1.0)	31.3	54.3	(8.4)	59.3
Other Income	0.1	—	—	0.1	—	0.1
Total	140.5	1.0	139.1	272.4	0.4	271.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	93.3	24.1	75.2	171.9	16.5	147.5
Commissions	6.4	(8.6)	7.0	13.1	(5.1)	13.8
Deferral of Acquisition Costs	(2.2)	(12.0)	(2.5)	(4.5)	(4.3)	(4.7)
Amortization of Deferred Acquisition Costs	2.5	8.7	2.3	5.0	6.4	4.7
Other Expenses	21.4	(7.4)	23.1	43.1	(5.7)	45.7
Total	121.4	15.5	105.1	228.6	10.4	207.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£19.1	(43.8)	£34.0	£43.8	(32.0)	£64.4

Weighted Average Pound/Dollar Exchange Rate	1.571		1.628	1.571		1.618

Premium income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011, although premium growth continues to be pressured by pricing actions resulting from the competitive U.K. market. Group life premium income increased in the second quarter and first six months of 2012 relative to the same periods of 2011 as a result of higher sales. Group long-term disability premium income was lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to a reduction in the inforce block of business driven primarily by lower persistency which was partially offset by higher sales. Supplemental and voluntary premium income was generally consistent with the second quarter and first six months of 2011.

Net investment income declined in the second quarter of 2012 compared to the same period of 2011 due primarily to a decrease in the yield on the invested assets supporting this business, partially offset by an increase in the level of assets and higher income on index-linked bonds. These index-linked bonds support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. For the first six months of 2012, net investment income was lower compared to the first six months of 2011 due to a decrease in invested asset yields, lower income from bond call premiums, and lower income on index-linked bonds, partially offset by an increase in the level of invested assets supporting this line of business.

The benefit ratio was higher in the second quarter and first six months of 2012 compared to the same periods of 2011, with unfavorable risk experience in both group disability and group life. The unfavorable risk experience in group disability was driven by higher new claims due to a lower level of declines, a higher average claim size, and weaker claim recoveries. The unfavorable experience in group life was due to a higher average claim size and higher claim volumes.

Commissions were slightly lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to a decrease in sales of products for which higher commissions are paid. The deferral and amortization of acquisition costs were generally consistent in the second quarter and first six months of 2012 compared to the same periods of 2011. The other expense ratio was lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to expense management initiatives and higher premium income.

Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Group Long-term Disability	$13.5	7.1%	$12.6	$24.7	18.8%	$20.8
Group Life	9.1	(6.2)	9.7	27.1	64.2	16.5
Supplemental and Voluntary	1.4	—	1.4	3.0	(25.0)	4.0
Total Sales	$24.0	1.3	$23.7	$54.8	32.7	$41.3

Group Long-term Disability	£8.6	10.3%	£7.8	£15.7	21.7%	£12.9
Group Life	5.8	—	5.8	17.3	71.3	10.1
Supplemental and Voluntary	0.9	—	0.9	1.9	(24.0)	2.5
Total Sales	£15.3	5.5	£14.5	£34.9	36.9	£25.5

Sales in Unum UK's group long-term disability product line were higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due to higher sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market, partially offset by a decline in sales to existing customers. Group life sales for the second quarter of 2012 were consistent with the same period of 2011, with higher core sales offset by declines in large case sales and sales to existing customers. For the first six months, group life sales were higher in 2012 relative to the prior year due to four large cases with more than 2,000 employees which were sold in the first quarter of 2012, as well as higher core sales and higher sales to existing customers. Supplemental and voluntary sales in the second quarter of 2012 were consistent with the same period of 2011 but were lower for the first six months of 2012 relative to the same period of 2011 due primarily to lower individual disability sales.
Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current economic and competitive conditions in the U.K. persist. Our sales growth may also continue to be impacted by a prolonged competitive pricing environment in the U.K. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We will continue to initiate price increases for our group disability and group life products throughout 2012 and 2013 to mitigate the impact of the current economic conditions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

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

In the current competitive pricing market and economic environment, we continue to have a cautious outlook for premium growth. We anticipate returning to more normalized levels of premium growth through stable persistency and price increases, as well as increased sales to existing and new customers which we expect to occur commensurate with the timing of the U.K. economic recovery. Although our benefit ratio for the second quarter and first six months of 2012 was unfavorable compared to the same period of 2011, we expect our benefit ratio for the remainder of the year to improve and be generally consistent with the level of the second half of 2011. We also expect our profit margins for the second half of 2012 to improve when compared to the first six months of 2012, although remaining below the average level of 2011.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$179.8	3.9%	$173.1	$360.0	4.2%	$345.4
Life	52.4	12.0	46.8	104.1	11.9	93.0
Cancer and Critical Illness	64.7	4.2	62.1	129.1	4.1	124.0
Total Premium Income	296.9	5.3	282.0	593.2	5.5	562.4
Net Investment Income	34.0	(5.0)	35.8	69.6	3.7	67.1
Other Income	0.1	(50.0)	0.2	0.2	(33.3)	0.3
Total	331.0	4.1	318.0	663.0	5.3	629.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	155.8	8.0	144.3	310.2	7.6	288.4
Commissions	63.3	4.6	60.5	127.2	4.5	121.7
Deferral of Acquisition Costs	(51.4)	1.2	(50.8)	(103.3)	1.2	(102.1)
Amortization of Deferred Acquisition Costs	41.9	11.1	37.7	83.8	10.6	75.8
Other Expenses	53.8	(1.1)	54.4	107.8	0.2	107.6
Total	263.4	7.0	246.1	525.7	7.0	491.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$67.6	(6.0)	$71.9	$137.3	(0.8)	$138.4

Operating Ratios (% of Premium Income):
Benefit Ratio	52.5%		51.2%	52.3%		51.3%
Other Expense Ratio	18.1%		19.3%	18.2%		19.1%
Before-tax Operating Income Ratio	22.8%		25.5%	23.1%		24.6%

Persistency:
Accident, Sickness, and Disability				74.6%		74.1%
Life				84.9%		85.6%
Cancer and Critical Illness				84.0%		84.2%

Premium income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to prior period sales growth and stable persistency, although the premium growth rate continues to be negatively impacted by economic conditions that we believe affect the buying patterns of employees. Net investment income was lower in the second quarter of 2012 compared to last year's second quarter due to a decline in income from bond call premiums received in the second quarter of 2011. Offsetting this unfavorable impact in the second quarter and first six months of 2012 was growth in the level of invested assets supporting this line of business and an increase in income from private equity partnership investments.

The benefit ratio was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 for voluntary life and for cancer and critical illness, partially offset by a slightly lower benefit ratio for the accident, sickness, and disability line of business.  The increase in the life benefit ratio was driven by unfavorable mortality rates in our traditional product line which can exhibit volatility from period to period.  The increase in the cancer and critical illness benefit ratio was due primarily to a higher active life reserve change due to favorable persistency for certain issue years as well as several large cancer claims and higher wellness benefit utilization during the first quarter of 2012. The benefit ratio in the accident, sickness, and disability line of business decreased slightly due to favorable claim experience in the disability product line.

Commissions and the deferral of acquisition costs were both higher in second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs continues to increase as the level of the deferred asset grows. The other expense ratio was lower in second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to higher premium income and a continued focus on expense management.
Sales
Shown below are sales results for the Colonial Life segment.

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Accident, Sickness, and Disability	$56.7	(2.9)%	$58.4	$103.2	(2.3)%	$105.6
Life	16.0	6.7	15.0	29.8	5.3	28.3
Cancer and Critical Illness	13.1	6.5	12.3	23.9	6.7	22.4
Total Sales	$85.8	0.1	$85.7	$156.9	0.4	$156.3

Colonial Life's sales were slightly higher in second quarter and first six months of 2012 compared to the same periods of 2011, with an increase in existing account sales mostly offset by a decrease in new account sales. Commercial market sales in second quarter of 2012 were higher than the same period of 2011, with a 2.2 percent increase in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, and a 15.2 percent increase in the large case commercial market segment. For the first six months of 2012, commercial market sales were higher than the same period of 2011, with a 1.7 percent increase in the core commercial market segment and a 6.0 percent increase in the large case commercial market segment. Sales were 14.4 percent and 7.2 percent lower in the public sector market in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011. The number of new accounts decreased 2.1 percent in the second quarter of 2012 compared to the same period of 2011, and the average new case size was 9.1 percent lower. The number of new accounts increased 0.3 percent in the first six months of 2012 compared to the same period of 2011, while the average new case size was 12.8 percent lower.
Segment Outlook

Our premium growth in the first six months of 2012 was in line with the level of growth in the same period of 2011 but was below the level of our long-term growth expectations. We believe slower sales and premium growth levels may continue in the near term if the current economic conditions persist and continue to affect employment growth and the buying patterns of employees. We expect volatility in net investment income to continue during the remainder of 2012 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

During the remainder of 2012, we expect premium growth to be modest relative to our long-term outlook. We believe that strong profit margins will continue, and we expect our overall benefit ratio to be generally consistent with the level of the first six months of 2012. Although the lower sales growth experienced during the first half of 2012 will likely result in lower premium growth in the second half of 2012 and into 2013, we believe further premium growth will re-emerge as the economy improves, employment growth accelerates, and our growth strategies gain momentum.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability	$184.6	(6.0)%	$196.3	$371.8	(6.7)%	$398.6
Long-term Care	156.9	4.0	150.8	312.1	3.6	301.4
All Other	1.0	233.3	0.3	1.5	150.0	0.6
Total Premium Income	342.5	(1.4)	347.4	685.4	(2.2)	700.6
Net Investment Income	304.5	3.4	294.5	606.1	2.9	588.8
Other Income	26.6	(0.4)	26.7	52.5	(3.1)	54.2
Total	673.6	0.7	668.6	1,344.0	—	1,343.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	575.1	2.8	559.3	1,153.8	2.8	1,122.0
Commissions	27.8	—	27.8	56.3	(1.2)	57.0
Interest and Debt Expense	2.7	3.8	2.6	5.4	1.9	5.3
Deferral of Acquisition Costs	—	(100.0)	(0.9)	—	(100.0)	(1.7)
Amortization of Deferred Acquisition Costs	—	(100.0)	3.7	—	(100.0)	7.2
Other Expenses	42.3	(7.4)	45.7	87.4	(4.5)	91.5
Total	647.9	1.5	638.2	1,302.9	1.7	1,281.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$25.7	(15.5)	$30.4	$41.1	(34.0)	$62.3

Interest Adjusted Loss Ratios:
Individual Disability	82.7%		84.3%	82.9%		84.5%
Long-term Care	87.8%		84.3%	89.5%		83.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.4%		13.2%	12.8%		13.1%
Before-tax Operating Income Ratio	7.5%		8.8%	6.0%		8.9%

Premium Persistency:
Individual Disability				92.9%		92.6%
Long-term Care				95.8%		95.6%

Individual Disability

The decrease in premium income in the second quarter and first six months of 2012 compared to the same periods of 2011 is due to the run-off of this closed line of business driven by expected policy terminations and maturities. Net investment income was lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due to a lower level of assets supporting this closed line of business.

Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due to higher investment income in the portfolios held by the ceding companies.

Risk results were favorable relative to the second quarter and first six months of 2011 due primarily to higher claim recoveries, partially offset by higher claim incidence rates. Interest and debt expense in the second quarter and first six months of 2012 was generally consistent with the same periods of 2011, as principal repayments on the amount of outstanding debt issued by Northwind Holdings were offset by an increase in floating-rate interest on this debt.

Long-term Care

The increase in premium income for the second quarter and first six months of 2012 compared to the same periods of 2011 was driven by strong premium persistency and issuances of group long-term care policies. Although we announced in the first quarter of 2012 that we would no longer sell group long-term care, we had group cases which were already in the quoting and/or underwriting process at the time of our announcement and for which we have now issued the policies. We expect that a limited amount of new issuances will continue to occur during the remainder of 2012. Net investment income was higher in the second quarter and first six months of 2012 compared to the same periods of 2011 due primarily to an increase in the level of assets supporting this line of business.

Risk results in the second quarter and first six months of 2012 were unfavorable compared with the same periods of 2011 due primarily to higher paid claim incidence and higher reserves for new and existing claims. We had no amortization of deferred acquisition costs in the second quarter and first six months of 2012 due to the impairment charge recognized at December 31, 2011.

In late 2010, we began a process of filing requests with various state insurance departments for a rate increase on certain of our individual long-term care policies. The rate increase reflects current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. During 2012, we filed for rate increases on certain of our policy forms within our group product line and rate increases on some additional policy forms within our individual product line. Higher premium income associated with the rate increases is expected to begin to emerge during the second half of 2012 and in years following.

All Other

Operating income for our other insurance products decreased in the second quarter and first six months of 2012 compared to the same periods of 2011 due to lower net investment income and unfavorable mortality in the group pension product.
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

We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect higher premium income associated with long-term care rate increases. We also expect a small amount of new group long-term care business to continue to be issued on existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility, particularly in the near-term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Net Investment Income	$8.9	(47.0)	$16.8	$16.1	(48.6)	$31.3
Other Income	1.5	N.M.	(0.4)	1.8	200.0	0.6
Total	10.4	(36.6)	16.4	17.9	(43.9)	31.9

Expenses
Interest and Debt Expense	32.2	(0.3)	32.3	64.7	(3.7)	67.2
Other Expenses	4.1	N.M.	1.1	(0.3)	(108.6)	3.5
Total	36.3	8.7	33.4	64.4	(8.9)	70.7

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(25.9)	(52.4)	$(17.0)	$(46.5)	(19.8)	$(38.8)

N.M. = not a meaningful percentage

Net investment income was lower in the second quarter and first six months of 2012 compared to the same periods of 2011 due to lower asset levels, a lower proportion of assets invested at long-term interest rates, and a decrease in investment income attributable to tax-credit partnerships. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax-credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and debt expense in the second quarter of 2012 was generally consistent with the same period of 2011. Interest and debt expense in the first six months of 2012 was lower than the first six months of 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011. Other expenses increased in the second quarter of 2012 compared to the same period of 2011 due primarily to an impairment of a long-lived fixed asset which was recognized in the second quarter of 2012. Other expenses decreased in the first six months of 2012 compared to the same period of 2011 due primarily to year-to-date decreases in expense accruals.
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

We have no exposure to subprime mortgages, "Alt-A" loans, or collateralized debt obligations in our asset-backed, mortgage-backed securities, or public bond portfolios. We have no direct exposure to sovereign debt of certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. At June 30, 2012, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At June 30, 2012, we held $281.6 million fair value ($294.5 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.
Investment Results

Net investment income in the second quarter of 2012 decreased 0.6 percent relative to the same period of 2011 due primarily to lower income from bond call premiums, mostly offset by higher asset levels, higher income from prepayments on mortgage-backed securities, and higher income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases. Net investment income decreased 0.2 percent in the first six months of 2012 relative to the same period of 2011 due primarily to lower income from bond call premiums and lower income from inflation-indexed bonds, partially offset by an increase in asset levels and higher income from prepayments on mortgage backed securities.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.59 percent as of June 30, 2012, compared to a yield of 6.67 percent as of December 31, 2011. As previously stated, we actively manage our asset and liability cash flow match and our asset and liability duration match with the objective of limiting interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Fixed Maturity Securities
Gross Gains on Sales	$3.5	$8.7	$9.4	$18.2
Gross Losses on Sales	(1.7)	(9.8)	(6.7)	(16.7)
Other-Than-Temporary Impairment Loss	—	(0.7)	—	(3.0)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	4.3	—	5.5
Gross Losses on Sales	—	(0.2)	—	(0.2)
Impairment Loss	—	—	(0.5)	—
Embedded Derivative in Modified Coinsurance Arrangement	(3.3)	(4.8)	9.0	9.3
Foreign Currency Transactions	(0.6)	(1.1)	(0.9)	(1.5)
Net Realized Investment Gain (Loss)	$(2.1)	$(3.6)	$10.3	$11.6
We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the second quarter or first six months of 2012 or 2011.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during the second quarter or first six months of 2012 and 2011 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(126.7) million at June 30, 2012, compared to $(135.7) million at December 31, 2011, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2012

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,438.2	$244.7	$238.8	$20.9	$2,199.4	$265.6
Capital Goods	3,856.6	510.0	252.8	12.8	3,603.8	522.8
Communications	2,905.2	429.2	233.5	25.3	2,671.7	454.5
Consumer Cyclical	1,232.4	159.3	89.0	9.8	1,143.4	169.1
Consumer Non-Cyclical	5,578.9	942.1	174.8	5.0	5,404.1	947.1
Energy (Oil & Gas)	3,776.3	648.7	133.2	2.6	3,643.1	651.3
Financial Institutions	3,580.1	243.9	471.0	36.2	3,109.1	280.1
Mortgage/Asset-Backed	2,604.7	318.9	13.3	0.5	2,591.4	319.4
Sovereigns	1,411.6	229.1	—	—	1,411.6	229.1
Technology	938.4	140.9	73.0	1.8	865.4	142.7
Transportation	1,363.8	239.7	36.7	1.6	1,327.1	241.3
U.S. Government Agencies and Municipalities	3,023.7	603.9	116.5	10.4	2,907.2	614.3
Utilities	10,762.9	1,690.9	405.7	40.9	10,357.2	1,731.8
Redeemable Preferred Stocks	44.1	3.6	—	—	44.1	3.6
Total	$43,516.9	$6,404.9	$2,238.3	$167.8	$41,278.6	$6,572.7

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2012 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2012.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$11.2	$15.6	$12.8	$38.9	$16.7
> 90 <= 180 days	4.1	7.1	34.3	14.1	2.9
> 180 <= 270 days	0.7	9.6	8.0	—	39.7
> 270 days <= 1 year	7.8	2.2	—	24.6	14.8
> 1 year <= 2 years	31.9	19.3	33.7	11.4	2.6
> 2 years <= 3 years	0.2	0.2	1.1	1.8	2.4
> 3 years	28.8	34.0	40.9	28.1	42.2
Sub-total	84.7	88.0	130.8	118.9	121.3

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	—	—	—	3.3
> 3 years	—	—	9.5	27.1	11.1
Sub-total	—	—	9.5	27.1	14.4

Total	$84.7	$88.0	$140.3	$146.0	$135.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$7.6	$4.8	$3.3	$39.5	$3.9
> 90 <= 180 days	6.2	9.5	11.9	15.6	0.7
> 180 <= 270 days	4.4	7.9	8.5	1.6	4.6
> 270 days <= 1 year	3.0	6.5	0.7	6.7	0.1
> 1 year <= 2 years	17.8	15.7	13.0	13.7	3.5
> 2 years <= 3 years	8.2	—	—	0.3	5.3
> 3 years	35.6	24.6	37.3	35.2	18.0
Sub-total	82.8	69.0	74.7	112.6	36.1

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	0.7	—
> 1 year <= 2 years	—	—	5.0	—	—
> 3 years	0.3	0.4	2.2	10.3	0.4
Sub-total	0.3	0.4	7.2	11.0	0.4

Total	$83.1	$69.4	$81.9	$123.6	$36.5

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type. We held no securities at June 30, 2012 with a gross unrealized loss of $20.0 million or greater.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities
As of June 30, 2012

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Financial Institutions	$68.8	$13.1	1

At June 30, 2012, our mortgage/asset-backed securities had an average life of 3.85 years, effective duration of 3.46 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2012, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,971.2 million and $3,022.8 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

We do not have foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries and have not used credit derivatives to hedge our exposure or to sell credit protection. Our direct exposure relates only to non-financial institutions and is as follows:

European Fixed Maturity Securities Exposure - By Country
As of June 30, 2012

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$54.0	$50.2
Ireland	62.7	66.7
Italy	195.4	212.7
Portugal	82.4	88.0
Spain	206.6	217.7
Total	$601.1	$635.3

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of June 30, 2012. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece.  As of June 30, 2012, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations. This security was in an unrealized gain position as of June 30, 2012.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of June 30, 2012, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of June 30, 2012.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given the high refinancing rates, lack of competitiveness, and recessionary pressures. As of June 30, 2012, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of June 30, 2012.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may require private sector participation. As of June 30, 2012, our holdings in Portugal consisted of two issuers, both of which were downgraded to below-investment grade during the first and second quarters of 2012. These companies were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of June 30, 2012.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of certain United Kingdom and United States subsidiaries of Spanish financial institutions.  It is expected that Spain will receive a rescue package from the Eurozone in order to strengthen its financial institutions. It is likely that, as a result of this rescue package, holders of hybrid or subordinated debt of certain Spanish financial institutions will experience other-than-temporary impairment losses on their holdings. Although our holdings are not part of the rescue package, we believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, and recessionary pressures.  All of our Spanish domiciled securities were rated investment-grade as of June 30, 2012 and were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of June 30, 2012.

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

Mortgage Loans

Our mortgage loan portfolio was $1,652.5 million and $1,612.3 million on an amortized cost basis at June 30, 2012 and December 31, 2011, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at June 30, 2012 and December 31, 2011 which were considered impaired and were carried at the estimated net realizable values of $14.0 million and $22.5 million, respectively, net of a valuation allowance of $1.5 million at the end of each period. During the first six months of 2012, we added two mortgage loans to our impaired asset holdings and recognized an impairment loss of $0.5 million on a previously impaired loan . We also foreclosed on two mortgage loans, one of which was previously included in our impaired asset holdings, and transferred the two loans into other long-term investments in our consolidated balance sheets. No additional realized loss was recognized on either of the two foreclosures.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $10.5 million at June 30, 2012. We held $34.5 million of cash collateral from our counterparties at June 30, 2012. The carrying value of fixed maturity securities posted as collateral to our counterparties was $113.9 million at June 30, 2012. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $55.7 million and $58.6 million on a fair value basis at June 30, 2012 and December 31, 2011, respectively.
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

We have met all minimum pension funding requirements set forth by ERISA. We made a voluntary contribution of $53.0 million to our U.S. qualified defined benefit plan during the second quarter of 2012. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We contributed £1.3 million during the first six months of 2012 and expect to make additional contributions of approximately £1.4 million during the remainder of 2012.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's common stock, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The $500.0 million share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program had an expiration date of August 2012. In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The $750.0 million share repurchase program has an expiration date of January 2014 and replaces the previous authorization of $1.0 billion that was scheduled to expire in August 2012. No additional shares will be repurchased under the $1.0 billion share repurchase program.

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during 2011. During the first six months of 2012, we repurchased 13.5 million shares on the open market at a cost of $300.3 million. The dollar value of shares remaining under the $1.0 billion repurchase program, prior to its replacement, was $224.7 million at June 30, 2012. As previously noted, this share repurchase program was superseded and replaced by the $750.0 million share repurchase program authorized in July 2012.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $564 million and $756 million at June 30, 2012 and December 31, 2011, respectively. The decrease during the first six months of 2012 reflects the repurchase of shares of our common stock. The June 30, 2012 balance, of which $134 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.50 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds, with the exception of funds held in the U.K. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $679.1 million for the first six months of 2012, compared to $615.7 million in the same period of 2011. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $520.9 million for the first six months of 2012 compared to $46.2 million for the same period of 2011.

Our sales of available-for-sale securities decreased in the first six months of 2012 compared to the same period of 2011 because of a lack of suitable available securities in which to reinvest our proceeds due primarily to lower treasury rates. Proceeds from maturities of available-for-sale securities were higher in the first six months of 2012 compared to the same period of 2011 primarily due to a significant increase in prepayments on mortgage-backed securities.

Proceeds from sales and maturities of other investments increased slightly in the first six months of 2012 compared to the same period of 2011 primarily due to an increase in proceeds from the terminations of derivative contracts within our cash flow hedging programs and an increase in maturities from mortgage loans, partially offset by a decrease in proceeds from private equity partnership distributions.

Purchases of available-for-sale securities were slightly higher in the first six months of 2012 compared to the same period of 2011. Funds available for reinvestment increased during the first six months of 2012 due to the increase in proceeds from maturities, as previously noted.

Net purchases of short-term investments increased in the first six months of 2012 compared to the same period of 2011 due to the increase in activity within our securities lending program which contributed to an increase in purchases of short-term investments due to the investment of cash collateral received. Additionally, we had net sales of short-term investments in the first six months of 2011 to provide funding for payment for our debt maturing in March 2011 and to fund our 2011 share repurchases.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $236.8 million for the first six months of 2012, compared to $551.9 million in the same period of 2011.

During the first six months of 2012 and 2011, Northwind Holdings made principal payments of $29.2 million and $44.4 million, respectively, on its floating rate, senior secured non-recourse notes and Tailwind Holdings made principal payments of $5.0 million in each six month period on its floating rate, senior secured non-recourse notes.

During the first six months of 2012 and 2011, the balance outstanding under our securities lending program increased by $154.8 million and $140.4 million, respectively. During the first six months of 2011, we also made short-term debt repayments of $225.1 million at the maturity date of our senior notes due March 2011.

During the first six months of 2012 and 2011, we repurchased 13.5 million and 14.3 million shares of Unum Group's common stock, respectively, at a cost of $300.3 million and $369.7 million, respectively.

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
Debt

At June 30, 2012, we had short-term debt of $467.1 million, consisting entirely of securities lending agreements, and long-term debt of $2,540.3 million, consisting primarily of senior secured notes and junior subordinated debt securities. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 29.3 percent at June 30, 2012, compared to 28.7 percent at December 31, 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 23.3 percent at June 30, 2012, compared to 23.5 percent at December 31, 2011. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the increase in short-term debt related to securities lending agreements outstanding at June 30, 2012, partially offset by our principal payments on the debt of Northwind Holdings and Tailwind Holdings during the first six months of 2012. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

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

Commitments

At June 30, 2012, we had legally binding unfunded commitments of $122.0 million and $5.6 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $142.3 million to fund certain investments in private placement fixed maturity securities, $75.0 million to fund certain private equity partnerships, and $32.5 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. During the first six months of 2012, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted herein.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $467.1 million of securities lending agreements outstanding which were collateralized by cash at June 30, 2012 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2012 was $402.7 million, and the maximum amount outstanding at any month end was $467.1 million. In addition, at June 30, 2012, we had $14.2 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2012 was $15.7 million, and the maximum amount outstanding at any month end was $16.9 million.

We had no repurchase agreements outstanding at June 30, 2012, nor did we utilize any repurchase agreements during the first six months of 2012. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

On February 6, 2012, Fitch affirmed its A rating of Unum Group and its domestic insurance subsidiaries and affirmed the senior debt rating at BBB. Fitch's rating outlook for Unum Group is "stable."  On March 15, 2012, AM Best affirmed its A rating of Unum Group's domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during the first six months of 2012 or prior to the date of this filing.

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

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011. During the first six months of 2012, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2012	—	$—	—	$349,733,585
May 1 - May 31, 2012	5,058,308	21.04	5,058,308	243,297,912
June 1 - June 30, 2012	950,000	19.52	950,000	224,749,677
Total	6,008,308		6,008,308

(1)	The average price paid per share excludes the cost of commissions.

(2)	On February 2, 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock through August 2012.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 10.1	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of Unum Group's Definitive Proxy Statement on Schedule 14A filed on April 12, 2012)

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 2, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date:	August 2, 2012	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	August 2, 2012	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer

Date:	August 2, 2012	/s/ Vicki W. Corbett
Vicki W. Corbett
Senior Vice President, Controller