Form 10-Q
period 2012-09-30
Unum Group
filed 2012-11-01
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
275,122,712 shares of the registrant's common stock were outstanding as of October 26, 2012.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	September 30 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $37,457.3; $36,640.7)	$44,744.7	$42,486.7
Mortgage Loans	1,665.2	1,612.3
Policy Loans	3,117.0	3,051.4
Other Long-term Investments	650.9	639.2
Short-term Investments	1,590.2	1,423.5
Total Investments	51,768.0	49,213.1

Other Assets
Cash and Bank Deposits	53.6	116.6
Accounts and Premiums Receivable	1,704.9	1,672.2
Reinsurance Recoverable	4,824.7	4,854.6
Accrued Investment Income	696.8	681.8
Deferred Acquisition Costs	1,728.3	1,677.1
Goodwill	201.6	201.2
Property and Equipment	497.7	493.3
Other Assets	644.0	645.3

Total Assets	$62,119.6	$59,555.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30 2012	December 31 2011
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,442.8	$1,494.0
Reserves for Future Policy and Contract Benefits	44,537.7	43,051.9
Unearned Premiums	497.2	433.2
Other Policyholders' Funds	1,629.4	1,625.9
Income Tax Payable	47.5	38.2
Deferred Income Tax	347.2	44.7
Short-term Debt	458.3	312.3
Long-term Debt	2,781.5	2,570.2
Other Liabilities	1,704.7	1,815.1

Total Liabilities	53,446.3	51,385.5

Commitments and Contingent Liabilities - Note 9

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 359,705,527 and 358,691,567 shares	36.0	35.9
Additional Paid-in Capital	2,604.2	2,591.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	892.2	614.8
Net Gain on Cash Flow Hedges	400.3	408.7
Foreign Currency Translation Adjustment	(78.6)	(117.6)
Unrecognized Pension and Postretirement Benefit Costs	(423.6)	(444.1)
Retained Earnings	7,173.4	6,611.0
Treasury Stock - at cost: 84,620,240 and 65,975,613 shares	(1,930.6)	(1,530.1)

Total Stockholders' Equity	8,673.3	8,169.7

Total Liabilities and Stockholders' Equity	$62,119.6	$59,555.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$1,929.4	$1,881.2	$5,778.9	$5,625.7
Net Investment Income	619.2	629.2	1,872.2	1,885.0
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(1.2)	—	(4.2)
Other Net Realized Investment Gain (Loss)	21.3	(22.7)	31.6	(8.1)
Net Realized Investment Gain (Loss)	21.3	(23.9)	31.6	(12.3)
Other Income	58.1	59.1	174.5	174.8
Total Revenue	2,628.0	2,545.6	7,857.2	7,673.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,686.9	1,635.6	5,033.0	4,828.0
Commissions	227.7	220.5	690.8	662.7
Interest and Debt Expense	36.6	35.1	107.3	108.1
Deferral of Acquisition Costs	(111.0)	(110.1)	(347.6)	(334.7)
Amortization of Deferred Acquisition Costs	87.0	84.3	285.6	273.9
Compensation Expense	187.0	198.3	589.3	598.9
Other Expenses	193.4	193.2	572.0	585.7
Total Benefits and Expenses	2,307.6	2,256.9	6,930.4	6,722.6

Income Before Income Tax	320.4	288.7	926.8	950.6

Income Tax
Current	85.5	54.4	126.4	210.7
Deferred	4.7	32.3	139.9	86.7
Total Income Tax	90.2	86.7	266.3	297.4

Net Income	$230.2	$202.0	$660.5	$653.2

Net Income Per Common Share
Basic	$0.83	$0.68	$2.33	$2.14
Assuming Dilution	$0.83	$0.68	$2.32	$2.13

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$230.2	$202.0	$660.5	$653.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $303.1; $599.6; $496.5; $754.9)	596.8	1,124.5	965.0	1,419.0
Change in Net Unrealized Gain on Securities Other-Than-Temporarily Impaired (net of tax benefit of $ - ; $ - ; $ - ; $1.1)	—	—	—	(2.1)
Total Change in Net Unrealized Gain on Securities Before Reclassification Adjustment (net of tax expense of $303.1; $599.6; $496.5; $753.8)	596.8	1,124.5	965.0	1,416.9
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $1.4; $3.4; $2.0; $4.6)	(2.6)	(5.3)	(4.0)	(7.7)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(6.0); $34.7; $(5.3); $32.0)	(10.3)	65.2	(8.4)	60.1
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $213.5; $377.6; $344.0; $498.8)	(430.1)	(703.3)	(683.6)	(931.2)
Change in Foreign Currency Translation Adjustment	29.4	(33.8)	39.0	(6.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $3.5; $2.8; $11.0; $6.9)	6.6	5.2	20.5	15.0
Total Other Comprehensive Income	189.8	452.5	328.5	547.1

Comprehensive Income	$420.0	$654.5	$989.0	$1,200.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2012	2011
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$35.9	$36.5
Common Stock Activity	0.1	0.1
Retirement of Repurchased Common Shares	—	(0.8)
Balance at End of Period	36.0	35.8

Additional Paid-in Capital
Balance at Beginning of Year	2,591.1	2,615.4
Common Stock Activity	13.1	20.7
Retirement of Repurchased Common Shares	—	(55.2)
Balance at End of Period	2,604.2	2,580.9

Accumulated Other Comprehensive Income
Balance at Beginning of Year	461.8	351.4
Change During Period	328.5	547.1
Balance at End of Period	790.3	898.5

Retained Earnings
Balance at Beginning of Year	6,611.0	6,591.8
Net Income	660.5	653.2
Dividends to Stockholders (per common share: $0.34; $0.29)	(98.1)	(90.3)
Retirement of Repurchased Common Shares	—	(144.0)
Balance at End of Period	7,173.4	7,010.7

Treasury Stock
Balance at Beginning of Year	(1,530.1)	(1,110.2)
Purchases of Treasury Stock	(400.5)	(419.9)
Balance at End of Period	(1,930.6)	(1,530.1)

Total Stockholders' Equity at End of Period	$8,673.3	$8,995.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2012	2011
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$660.5	$653.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	9.0	(45.8)
Change in Deferred Acquisition Costs	(62.0)	(60.8)
Change in Insurance Reserves and Liabilities	333.8	321.7
Change in Income Taxes	151.9	37.9
Change in Other Accrued Liabilities	(24.4)	12.4
Non-cash Adjustments to Net Investment Income	(160.7)	(206.6)
Net Realized Investment (Gain) Loss	(31.6)	12.3
Depreciation	63.5	60.2
Other, Net	13.8	4.2
Net Cash Provided by Operating Activities	953.8	788.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	401.2	908.8
Proceeds from Maturities of Fixed Maturity Securities	1,583.6	1,235.0
Proceeds from Sales and Maturities of Other Investments	112.6	101.3
Purchase of Fixed Maturity Securities	(2,479.6)	(2,162.2)
Purchase of Other Investments	(219.4)	(234.3)
Net Sales (Purchases) of Short-term Investments	(194.6)	86.3
Other, Net	(73.7)	(75.9)
Net Cash Used by Investing Activities	(869.9)	(141.0)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings	146.0	117.3
Issuance of Long-term Debt	246.4	—
Long-term Debt Repayments	(45.6)	(66.9)
Issuance of Common Stock	4.2	7.6
Repurchase of Common Stock	(400.5)	(619.9)
Dividends Paid to Stockholders	(98.1)	(90.3)
Other, Net	0.7	3.2
Net Cash Used by Financing Activities	(146.9)	(649.0)

Effect of Foreign Exchange Rate Changes on Cash	—	(0.1)

Net Decrease in Cash and Bank Deposits	(63.0)	(1.4)

Cash and Bank Deposits at Beginning of Year	116.6	53.6

Cash and Bank Deposits at End of Period	$53.6	$52.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2012

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

In connection with our preparation of the consolidated financial statements, we evaluated events that occurred subsequent to September 30, 2012 for recognition or disclosure in our financial statements and notes to our financial statements.

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
September 30, 2012
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 2 - Accounting Developments - Continued

	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Consolidated Statements of Income
Deferral of Acquisition Costs	$(155.6)	$(110.1)	$45.5	$(472.1)	$(334.7)	$137.4
Amortization of Deferred Acquisition Costs	125.2	84.3	(40.9)	400.4	273.9	(126.5)
Income Tax - Deferred	33.3	32.3	(1.0)	90.0	86.7	(3.3)
Net Income	205.6	202.0	(3.6)	660.8	653.2	(7.6)

Net Income Per Common Share
Basic	0.69	0.68	(0.01)	2.16	2.14	(0.02)
Assuming Dilution	0.69	0.68	(0.01)	2.15	2.13	(0.02)

Consolidated Statements of Comprehensive Income
Net Income	$205.6	$202.0	$(3.6)	$660.8	$653.2	$(7.6)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(705.3)	(703.3)	2.0	(934.0)	(931.2)	2.8
Change in Foreign Currency Translation Adjustment	(34.1)	(33.8)	0.3	(6.0)	(6.0)	—

Consolidated Statement of Cash Flows
Net Income				$660.8	$653.2	$(7.6)
Change in Deferred Acquisition Costs				(71.7)	(60.8)	10.9
Change in Income Taxes				41.2	37.9	(3.3)

	December 31, 2011			September 30, 2011
Consolidated Balance Sheets
Deferred Acquisition Costs	$2,300.9	$1,677.1	$(623.8)	$2,572.4	$1,860.6	$(711.8)
Deferred Income Tax	261.2	44.7	(216.5)	795.3	547.8	(247.5)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	605.8	614.8	9.0	885.6	894.0	8.4
Foreign Currency Translation Adjustment	(121.5)	(117.6)	3.9	(116.9)	(113.0)	3.9
Retained Earnings	7,031.2	6,611.0	(420.2)	7,487.3	7,010.7	(476.6)
Accounting Updates Adopted in 2011:

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
September 30, 2012
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

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,744.7	$44,744.7	$42,486.7	$42,486.7
Mortgage Loans	1,665.2	1,868.4	1,612.3	1,789.8
Policy Loans	3,117.0	3,199.6	3,051.4	3,124.4
Other Long-term Investments
Derivatives	108.2	108.2	137.7	137.7
Equity Securities	13.0	13.0	11.2	11.2
Miscellaneous Long-term Investments	460.3	460.3	436.4	436.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$642.2	$642.2	$641.1	$641.1
Supplementary Contracts without Life Contingencies	536.6	536.6	502.6	502.6
Long-term Debt	2,781.5	2,928.6	2,570.2	2,540.2
Other Liabilities
Derivatives	182.5	182.5	173.7	173.7
Embedded Derivative in Modified Coinsurance Arrangement	107.0	107.0	135.7	135.7
Unfunded Commitments to Investment Partnerships	112.2	112.2	160.6	160.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,897.5 million and $2,838.3 million as of September 30, 2012 and December 31, 2011, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have a fair value of $472.7 million at September 30, 2012 and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have a fair value of $2,455.9 million at September 30, 2012 and are assigned a Level 2.

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
September 30, 2012

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
September 30, 2012

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

At September 30, 2012, approximately 15.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

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

•
Approximately 3.3 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 12.7 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	September 30, 2012
	(in millions of dollars)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$539.5	$836.9	$—	$1,376.4
States, Municipalities, and Political Subdivisions	44.0	1,578.5	110.1	1,732.6
Foreign Governments	20.6	1,368.3	46.1	1,435.0
Public Utilities	793.8	9,760.9	499.1	11,053.8
Mortgage/Asset-Backed Securities	—	2,415.2	8.4	2,423.6
All Other Corporate Bonds	5,425.6	20,364.2	894.6	26,684.4
Redeemable Preferred Stocks	24.3	14.6	—	38.9
Total Fixed Maturity Securities	6,847.8	36,338.6	1,558.3	44,744.7

Other Long-term Investments
Derivatives
Interest Rate Swaps and Forwards	—	101.3	—	101.3
Foreign Exchange Contracts	—	6.9	—	6.9
Total Derivatives	—	108.2	—	108.2
Equity Securities	—	8.6	4.4	13.0

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$33.3	$—	$33.3
Foreign Exchange Contracts	—	149.2	—	149.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	107.0	107.0
Total Derivatives	—	182.5	107.0	289.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$426.8	$60.5	$205.9	$20.5
States, Municipalities, and Political Subdivisions	43.0	62.9	41.9	74.8
Foreign Governments	21.7	—	20.7	—
Public Utilities	382.4	743.6	479.0	483.6
All Other Corporate Bonds	2,152.9	1,667.4	2,823.3	1,706.0
Total Fixed Maturity Securities	$3,026.8	$2,534.4	$3,570.8	$2,284.9

Equity Securities	$—	$7.4	$—	$—

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	(in millions of dollars) Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$177.2	$16.1	$169.8	$—
States, Municipalities, and Political Subdivisions	—	20.0	25.4	301.9
Foreign Governments	—	—	—	0.7
Public Utilities	665.7	694.8	710.5	488.6
All Other Corporate Bonds	1,798.1	2,347.2	2,334.1	1,732.3
Total Fixed Maturity Securities	$2,641.0	$3,078.1	$3,239.8	$2,523.5

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
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2012
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.0	$—	$—	$108.1	$—	$110.1
Foreign Governments	—	—	1.3	—	—	44.8	—	46.1
Public Utilities	162.8	—	8.4	—	(1.7)	340.5	(10.9)	499.1
Mortgage/Asset-Backed Securities	0.6	—	0.4	—	—	7.4	—	8.4
All Other Corporate Bonds	639.6	—	19.8	—	(5.3)	386.7	(146.2)	894.6
Redeemable Preferred Stocks	22.2	—	—	—	—	—	(22.2)	—
Total Fixed Maturity Securities	825.2	—	31.9	—	(7.0)	887.5	(179.3)	1,558.3

Equity Securities	4.4	—	—	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(126.7)	19.7	—	—	—	—	—	(107.0)

	Three Months Ended September 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$217.9	$0.1	$9.3	$30.0	$(11.9)	$220.2	$(69.8)	$395.8
Mortgage/Asset-Backed Securities	19.7	—	(0.1)	—	—	—	—	19.6
All Other Corporate Bonds	528.3	—	1.3	—	(17.6)	119.6	(164.8)	466.8
Redeemable Preferred Stocks	22.6	—	(0.9)	—	—	—	—	21.7
Total Fixed Maturity Securities	788.5	0.1	9.6	30.0	(29.5)	339.8	(234.6)	903.9

Equity Securities	3.6	(0.4)	(2.4)	—	—	9.6	—	10.4
Embedded Derivative in Modified Coinsurance Arrangement	(87.0)	(33.7)	—	—	—	—	—	(120.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2012
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(0.9)	$—	$(0.3)	$43.2	$—	$110.1
Foreign Governments	—	—	5.2	—	—	40.9	—	46.1
Public Utilities	338.9	—	5.4	3.6	(3.7)	361.7	(206.8)	499.1
Mortgage/Asset-Backed Securities	31.7	—	0.9	7.0	(0.1)	—	(31.1)	8.4
All Other Corporate Bonds	665.5	—	34.0	30.2	(49.0)	448.0	(234.1)	894.6
Redeemable Preferred Stocks	37.2	(1.0)	0.8	—	(14.3)	—	(22.7)	—
Total Fixed Maturity Securities	1,141.4	(1.0)	45.4	40.8	(67.4)	893.8	(494.7)	1,558.3

Equity Securities	11.2	—	—	—	(0.1)	—	(6.7)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	28.7	—	—	—	—	—	(107.0)

	Nine Months Ended September 30, 2011
	(in millions of dollars)
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
Fixed Maturity Securities
Public Utilities	$173.6	$0.1	$17.1	$30.0	$(15.7)	$299.7	$(109.0)	$395.8
Mortgage/Asset-Backed Securities	0.7	—	(0.4)	19.4	(0.1)	—	—	19.6
All Other Corporate Bonds	829.7	(2.1)	4.7	41.7	(32.5)	96.2	(470.9)	466.8
Redeemable Preferred Stocks	21.7	—	—	—	—	—	—	21.7
Total Fixed Maturity Securities	1,025.7	(2.0)	21.4	91.1	(48.3)	395.9	(579.9)	903.9

Equity Securities	1.5	(0.4)	(1.7)	2.0	—	9.0	—	10.4
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	(24.4)	—	—	—	—	—	(120.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $19.7 million and $28.7 million, respectively, for the three and nine months ended September 30, 2012 and $(33.7) million and $(24.4) million, respectively, for the three and nine months ended September 30, 2011. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	September 30, 2012
	(in millions of dollars)
	Fair Value	Unobservable Input		Range/Weighted Average
Fixed Maturity Securities
Public Utilities	$17.4	- Comparability Adjustment	(b)	0.20% - 0.20%/0.20%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.77% - 5.86%/5.84%
All Other Corporate Bonds - Private	485.1	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	(0.05)% - 2.60%/0.15% (0.50)% - (0.50)%/(0.50)% 0.50% - 0.50%/0.50% 0.01% - 1.00%/0.22% (0.50)% - 6.92%/1.37% Priced at Par
All Other Corporate Bonds - Public	115.9	- Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(b) (c) (d) (e) (f)	(1.24)% - 0.50%/(0.16)% 0.00% - 0.10%/0.04% 0.01% - 0.40%/0.19% 0.01% - 0.01%/0.01% Priced at Par
Equity Securities - Private	4.1	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(107.0)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 4 - Investments

Fixed Maturity Securities

At September 30, 2012 and December 31, 2011, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	September 30, 2012
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,031.5	$345.8	$0.9	$1,376.4
States, Municipalities, and Political Subdivisions	1,423.7	316.0	7.1	1,732.6
Foreign Governments	1,209.6	225.4	—	1,435.0
Public Utilities	9,172.9	1,903.2	22.3	11,053.8
Mortgage/Asset-Backed Securities	2,105.3	318.8	0.5	2,423.6
All Other Corporate Bonds	22,481.3	4,263.3	60.2	26,684.4
Redeemable Preferred Stocks	33.0	5.9	—	38.9
Total Fixed Maturity Securities	$37,457.3	$7,378.4	$91.0	$44,744.7

	December 31, 2011
	(in millions of dollars)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
United States Government and Government Agencies and Authorities	$1,005.8	$299.7	$1.1	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	222.6	8.8	1,591.6
Foreign Governments	1,139.4	237.3	—	1,376.7
Public Utilities	9,015.7	1,646.2	28.6	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	344.1	5.5	2,973.2
All Other Corporate Bonds	21,411.6	3,314.8	176.3	24,550.1
Redeemable Preferred Stocks	55.8	3.5	1.9	57.4
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$222.2	$42,486.7

As of September 30, 2012 and December 31, 2011, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities had been in a gross unrealized loss position.

	September 30, 2012
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.6	$0.9
States, Municipalities, and Political Subdivisions	1.6	—	42.3	7.1
Public Utilities	109.3	7.5	160.2	14.8
Mortgage/Asset-Backed Securities	—	—	8.3	0.5
All Other Corporate Bonds	292.3	11.8	571.4	48.4
Total Fixed Maturity Securities	$403.2	$19.3	$788.8	$71.7

	December 31, 2011
	(in millions of dollars)
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
United States Government and Government Agencies and Authorities	$—	$—	$6.3	$1.1
States, Municipalities, and Political Subdivisions	51.6	1.3	75.3	7.5
Public Utilities	192.0	7.9	142.2	20.7
Mortgage/Asset-Backed Securities	94.2	4.8	19.6	0.7
All Other Corporate Bonds	1,703.9	65.5	684.9	110.8
Redeemable Preferred Stocks	—	—	20.9	1.9
Total Fixed Maturity Securities	$2,041.7	$79.5	$949.2	$142.7

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2012
	(in millions of dollars)
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
1 year or less	$990.2	$23.4	$988.7	$0.1	$24.8
Over 1 year through 5 years	5,613.8	590.6	6,014.8	7.6	182.0
Over 5 years through 10 years	9,776.2	1,623.1	11,051.4	17.0	330.9
Over 10 years	18,971.8	4,822.5	23,082.5	65.8	646.0
	35,352.0	7,059.6	41,137.4	90.5	1,183.7
Mortgage/Asset-Backed Securities	2,105.3	318.8	2,415.3	0.5	8.3
Total Fixed Maturity Securities	$37,457.3	$7,378.4	$43,552.7	$91.0	$1,192.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

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
At September 30, 2012, the fair value of investment-grade fixed maturity securities was $41,593.8 million, with a gross unrealized gain of $7,193.5 million and a gross unrealized loss of $38.0 million. The gross unrealized loss on investment-grade fixed maturity securities was 41.8 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At September 30, 2012, the fair value of below-investment-grade fixed maturity securities was $3,150.9 million, with a gross unrealized gain of $184.9 million and a gross unrealized loss of $53.0 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 58.2 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2012, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2012, we held 36 individual investment-grade fixed maturity securities and 35 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 22 investment-grade fixed maturity securities and 20 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 4 - Investments - Continued

The following table presents the before-tax credit related portion of other-than-temporary impairments on fixed maturity securities still held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. The fixed maturity security to which the impairment pertained was sold during the three months ended March 31, 2011. We held no fixed maturity securities during the three months ended September 30, 2011, as of the beginning of 2012, or during the nine months ended September 30, 2012 for which a portion of an other-than-temporary impairment was previously recognized in other comprehensive income.

Nine Months Ended
September 30, 2011
(in millions of dollars)
Balance at Beginning of Year	$8.5
Sales or Maturities of Securities	(8.5)
Balance at End of Period	$—

At September 30, 2012, we had non-binding commitments of $125.0 million to fund private placement fixed maturity securities.
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

As of September 30, 2012, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $452.1 million, comprised of $337.4 million of tax credit partnerships and $114.7 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $112.2 million at September 30, 2012. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We had non-binding commitments of $73.1 million to fund certain private equity partnerships at September 30, 2012, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection, nonredeemable preferred stock, and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond, nonredeemable preferred stock, and partnerships were $140.2 million, $0.1 million, and $8.2 million, respectively, as of September 30, 2012.  The bonds are reported as fixed maturity securities, and the nonredeemable preferred stock and partnerships are reported as other long-term investments in our consolidated balance sheets. At September 30, 2012, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three and nine months ended September 30, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

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

Mortgage loans by property type and geographic region are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
	(in millions of dollars)
Property Type
Apartment	$34.3	2.1%	$28.0	1.8%
Industrial	528.4	31.7	502.0	31.1
Mixed	78.9	4.7	93.5	5.8
Office	677.1	40.7	659.3	40.9
Retail	346.5	20.8	322.4	20.0
Other	—	—	7.1	0.4
Total	$1,665.2	100.0%	$1,612.3	100.0%

Region
New England	$132.4	8.0%	$147.0	9.1%
Mid-Atlantic	161.2	9.7	174.1	10.8
East North Central	212.1	12.7	212.7	13.2
West North Central	147.3	8.8	151.2	9.4
South Atlantic	418.6	25.2	383.8	23.8
East South Central	80.1	4.8	52.4	3.3
West South Central	173.1	10.4	160.4	9.9
Mountain	81.9	4.9	69.5	4.3
Pacific	258.5	15.5	261.2	16.2
Total	$1,665.2	100.0%	$1,612.3	100.0%

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
September 30, 2012

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30	December 31
	2012	2011
	(in millions of dollars)
Internal Rating
Aa	$11.7	$10.9
A	655.8	712.6
Baa	951.0	855.0
Ba	29.4	20.7
B	17.3	13.1
Total	$1,665.2	$1,612.3

Loan-to-Value Ratio
<= 65%	$648.6	$578.4
> 65% <= 75%	781.9	802.3
> 75% <= 85%	186.8	165.1
> 85% <= 100%	47.9	66.5
Total	$1,665.2	$1,612.3

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

The activity in the allowance for credit losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
Balance at Beginning of Period	$1.5	$1.5	$1.5	$1.5
Provision	1.3	—	1.8	—
Charge-offs, Net of Recoveries	—	—	(0.5)	—
Balance at End of Period	$2.8	$1.5	$2.8	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 4 - Investments - Continued

Impaired mortgage loans are as follows:

	September 30, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$4.3	$4.3	$—
With an Allowance Recorded	17.3	20.1	2.8
Total	$21.6	$24.4	$2.8

	December 31, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.4	$9.4	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.5	$24.0	$1.5

Our average investment in impaired mortgage loans was $15.9 million and $18.8 million, respectively, for the three and nine months ended September 30, 2012 and $26.4 million and $20.9 million, respectively, for the three and nine months ended September 30, 2011. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.6 million, respectively, for each of the three and nine month periods ended September 30, 2012 and 2011.

We had no troubled debt restructurings during the three months ended September 30, 2012 and 2011. Our troubled debt restructurings during the nine months ended September 30, 2012 and 2011 were comprised entirely of loan foreclosures. A summary of our troubled debt restructurings is as follows:

	Nine Months Ended September 30
	2012	2011
	(in millions of dollars)
Carrying Amount	$13.1	$9.8
Number of Loans	2	1

We had no realized losses on loan foreclosures during the nine months ended September 30, 2012 and 2011 other than the initial impairment losses realized prior to foreclosure.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At September 30, 2012, we held one mortgage loan for which we had discontinued the accrual of investment income that was greater than 60 days past due and had a carrying value of $4.2 million. At December 31, 2011, we held one such mortgage loan that was greater than 90 days past due and had a carrying value of $9.4 million.

At September 30, 2012, we had non-binding commitments of $117.1 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
September 30, 2012

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of September 30, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $457.3 million, for which we received collateral in the form of cash and securities of $458.3 million and $15.7 million, respectively. As of December 31, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $319.1 million, for which we received collateral in the form of cash and securities of $312.3 million and $16.7 million, respectively. We had no outstanding repurchase agreements at September 30, 2012 or December 31, 2011.

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$4.6	$14.8	$14.0	$33.0
Gross Losses on Sales	(2.3)	(5.4)	(9.0)	(22.1)
Other-Than-Temporary Impairment Loss	—	(1.2)	—	(4.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	2.3	1.6	2.3	7.1
Gross Losses on Sales	—	—	—	(0.2)
Impairment Loss	(1.3)	(0.4)	(1.8)	(0.4)
Embedded Derivative in Modified Coinsurance Arrangement	19.7	(33.7)	28.7	(24.4)
Foreign Currency Transactions	(1.7)	0.4	(2.6)	(1.1)
Net Realized Investment Gain (Loss)	$21.3	$(23.9)	$31.6	$(12.3)

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
September 30, 2012
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

•
Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We have used these forward contracts to hedge the foreign currency risk associated with certain of the debt repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries and to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for diversification purposes.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $9.8 million at September 30, 2012. We held cash collateral of $15.3 million and $45.6 million from our counterparties as of September 30, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $129.4 million and $114.9 million at September 30, 2012 and December 31, 2011, respectively. We had no cash posted as collateral to our counterparties at September 30, 2012 and December 31, 2011.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $182.5 million and $173.7 million at September 30, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 5 - Derivative Financial Instruments - Continued

Hedging Activity

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
		(in millions of dollars)
Balance at June 30, 2011	$174.0	$579.7	$785.0	$—	$1,538.7
Additions	—	—	—	15.0	15.0
Terminations	—	5.0	50.0	—	55.0
Balance at September 30, 2011	$174.0	$574.7	$735.0	$15.0	$1,498.7

Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$1,681.9
Additions	—	—	—	46.9	46.9
Terminations	—	43.2	155.0	31.9	230.1
Balance at September 30, 2011	$174.0	$574.7	$735.0	$15.0	$1,498.7

Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$1,309.5
Additions	—	—	250.0	25.0	275.0
Terminations	—	26.3	45.0	—	71.3
Balance at September 30, 2012	$174.0	$514.2	$800.0	$25.0	$1,513.2

Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$1,413.0
Additions	—	—	250.0	81.0	331.0
Terminations	—	39.8	135.0	56.0	230.8
Balance at September 30, 2012	$174.0	$514.2	$800.0	$25.0	$1,513.2

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at September 30, 2012, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

	2012	2013	Total
	(in millions of dollars)
Notional Value	$50.0	$150.0	$200.0
Weighted Average Receive Rate	6.50%	6.34%	6.38%
Weighted Average Pay Rate	0.36%	0.36%	0.36%

Cash Flow Hedges

As of September 30, 2012 and December 31, 2011, we had $200.0 million and $335.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities and $514.2 million and $554.0 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2012, we had $25.0 million notional amount of open forward treasury locks to hedge the interest rate risk associated with the anticipated proceeds to be received from the call of specific fixed maturity securities. We had no open forward treasury locks at December 31, 2011.

For the three and nine months ended September 30, 2012 and 2011, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 5 - Derivative Financial Instruments - Continued

As of September 30, 2012, we expect to amortize approximately $39.8 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of September 30, 2012. Fluctuations in fair values of these derivatives between September 30, 2012 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2012, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2012 and December 31, 2011, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in gains of $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, and $7.6 million and $8.7 million for the three and nine months ended September 30, 2011, respectively, with offsetting losses on the related interest rate swaps.

As of December 31, 2011, we had a $350.0 million notional amount receive fixed, pay variable interest rate swap to hedge the changes in the fair value of certain fixed rate long-term debt and entered into another $250.0 million swap during the third quarter of 2012, for a total of $600.0 million. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provides for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a loss of $4.1 million and $8.3 million for the three and nine months ended September 30, 2012 and $14.8 million and $22.0 million for the three and nine months ended September 30, 2011, respectively, with offsetting gains on the related interest rate swaps.

For the three and nine months ended September 30, 2012 and 2011, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2012
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$101.3	Other Liabilities	$33.3
Foreign Exchange Contracts	Other L-T Investments	6.9	Other Liabilities	149.2
Total		$108.2		$182.5

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$107.0

	December 31, 2011
	(in millions of dollars)
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$134.2	Other Liabilities	$32.9
Foreign Exchange Contracts	Other L-T Investments	3.5	Other Liabilities	140.8
Total		$137.7		$173.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$135.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 5 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended September 30, 2012
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps	$20.2	$11.7	(1)
Interest Rate Swaps	—	0.1	(2)
Interest Rate Swaps	—	(0.5)	(3)
Foreign Exchange Contracts	—	(0.1)	(1)
Foreign Exchange Contracts	(14.7)	(16.7)	(2)
Total	$5.5	$(5.5)

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Three Months Ended September 30, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$8.0	$8.6	(1)
Interest Rate Swaps	—	0.7	(2)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(0.3)	(1)
Foreign Exchange Contracts	51.4	46.6	(2)
Total	$59.4	$55.2

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Nine Months Ended September 30, 2012
	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$55.1	$30.4	(1)
Interest Rate Swaps	—	2.2	(2)
Interest Rate Swaps	—	(1.3)	(3)
Foreign Exchange Contracts	—	(0.9)	(1)
Foreign Exchange Contracts	(4.9)	(18.6)	(2)
Total	$50.2	$11.8

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$35.4	$26.0	(1)
Interest Rate Swaps	—	2.5	(2)
Interest Rate Swaps	—	(1.2)	(3)
Foreign Exchange Contracts	—	(0.9)	(1)
Foreign Exchange Contracts	40.9	22.0	(2)
Total	$76.3	$48.4

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense
The following table summarizes the location of and gains (losses) on our embedded derivative in a modified coinsurance arrangement, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$19.7	$(33.7)	$28.7	$(24.4)

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
Unum Group and Subsidiaries
September 30, 2012
Note 6 - Segment Information - Continued

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

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
Operating Revenue by Segment	$2,606.7	$2,569.5	$7,825.6	$7,685.5
Net Realized Investment Gain (Loss)	21.3	(23.9)	31.6	(12.3)
Revenue	$2,628.0	$2,545.6	$7,857.2	$7,673.2

Operating Income by Segment	$310.7	$320.6	$930.0	$986.9
Net Realized Investment Gain (Loss)	21.3	(23.9)	31.6	(12.3)
Non-operating Retirement-related Loss	(11.6)	(8.0)	(34.8)	(24.0)
Income Tax	(90.2)	(86.7)	(266.3)	(297.4)
Net Income	$230.2	$202.0	$660.5	$653.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 6 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$392.4	$393.7	$1,185.7	$1,185.3
Group Short-term Disability	120.1	115.2	356.0	339.0
Group Life and Accidental Death & Dismemberment
Group Life	297.3	277.6	885.1	825.3
Accidental Death & Dismemberment	29.2	27.7	86.2	81.6
Supplemental and Voluntary
Individual Disability - Recently Issued	119.9	116.6	357.0	348.3
Voluntary Benefits	153.0	143.6	468.9	433.5
	1,111.9	1,074.4	3,338.9	3,213.0
Unum UK
Group Long-term Disability	102.9	107.3	306.5	318.3
Group Life	56.4	52.1	164.6	151.6
Supplemental and Voluntary	15.9	16.1	48.0	48.5
	175.2	175.5	519.1	518.4
Colonial Life
Accident, Sickness, and Disability	181.8	174.3	541.8	519.7
Life	52.2	47.0	156.3	140.0
Cancer and Critical Illness	65.4	62.4	194.5	186.4
	299.4	283.7	892.6	846.1
Closed Block
Individual Disability	183.1	196.4	554.9	595.0
Long-term Care	159.4	152.1	471.5	453.5
All Other	0.4	(0.9)	1.9	(0.3)
	342.9	347.6	1,028.3	1,048.2
Total	$1,929.4	$1,881.2	$5,778.9	$5,625.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012
Note 6 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2012
Premium Income	$1,111.9	$175.2	$299.4	$342.9	$—	$1,929.4
Net Investment Income	236.3	34.8	33.9	307.3	6.9	619.2
Other Income	31.3	—	—	26.4	0.4	58.1
Operating Revenue	$1,379.5	$210.0	$333.3	$676.6	$7.3	$2,606.7

Operating Income (Loss)	$216.3	$27.5	$68.7	$25.6	$(27.4)	$310.7

Three Months Ended September 30, 2011
Premium Income	$1,074.4	$175.5	$283.7	$347.6	$—	$1,881.2
Net Investment Income	240.0	43.3	32.5	300.1	13.3	629.2
Other Income	30.4	—	0.1	26.4	2.2	59.1
Operating Revenue	$1,344.8	$218.8	$316.3	$674.1	$15.5	$2,569.5

Operating Income (Loss)	$209.2	$34.7	$66.7	$30.8	$(20.8)	$320.6

Nine Months Ended September 30, 2012
Premium Income	$3,338.9	$519.1	$892.6	$1,028.3	$—	$5,778.9
Net Investment Income	711.8	120.5	103.5	913.4	23.0	1,872.2
Other Income	93.1	0.1	0.2	78.9	2.2	174.5
Operating Revenue	$4,143.8	$639.7	$996.3	$2,020.6	$25.2	$7,825.6

Operating Income (Loss)	$634.9	$96.3	$206.0	$66.7	$(73.9)	$930.0

Nine Months Ended September 30, 2011
Premium Income	$3,213.0	$518.4	$846.1	$1,048.2	$—	$5,625.7
Net Investment Income	712.6	139.3	99.6	888.9	44.6	1,885.0
Other Income	90.9	0.1	0.4	80.6	2.8	174.8
Operating Revenue	$4,016.5	$657.8	$946.1	$2,017.7	$47.4	$7,685.5

Operating Income (Loss)	$609.5	$138.8	$205.1	$93.1	$(59.6)	$986.9

Assets by segment are as follows:

	September 30	December 31
	2012	2011
	(in millions of dollars)
Unum US	$19,135.0	$18,583.6
Unum UK	3,945.4	3,549.5
Colonial Life	3,357.9	3,167.8
Closed Block	32,718.9	31,439.5
Corporate	2,962.4	2,814.8
Total	$62,119.6	$59,555.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 7 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit plans (OPEB) for our employees are as follows:

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Service Cost	$12.2	$10.7	$1.2	$1.1	$0.4	$0.5
Interest Cost	21.1	19.4	2.2	2.3	2.3	2.5
Expected Return on Plan Assets	(22.2)	(21.9)	(2.8)	(3.1)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	11.5	8.0	0.1	—	—	—
Prior Service Credit	(0.1)	(0.1)	—	—	(0.6)	(0.6)
Total	$22.5	$16.1	$0.7	$0.3	$1.9	$2.2

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Service Cost	$36.6	$32.0	$3.6	$3.5	$1.2	$1.4
Interest Cost	63.3	58.2	6.4	6.7	7.1	7.5
Expected Return on Plan Assets	(66.5)	(65.7)	(8.3)	(9.2)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss	34.4	24.0	0.4	—	—	—
Prior Service Credit	(0.4)	(0.4)	—	—	(1.9)	(1.9)
Total	$67.4	$48.1	$2.1	$1.0	$5.9	$6.5

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2012, but we elected to make a $53.0 million voluntary contribution in the second quarter of 2012. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions of $1.0 million and $3.1 million in the third quarter and first nine months of 2012, respectively, or approximately £0.7 million and £2.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(in millions of dollars, except share data)
Numerator
Net Income	$230.2	$202.0	$660.5	$653.2

Denominator (000s)
Weighted Average Common Shares - Basic	278,354.4	298,185.8	284,012.8	305,694.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	156.6	987.1	478.4	1,223.9
Weighted Average Common Shares - Assuming Dilution	278,511.0	299,172.9	284,491.2	306,918.4

Net Income Per Common Share
Basic	$0.83	$0.68	$2.33	$2.14
Assuming Dilution	$0.83	$0.68	$2.32	$2.13

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

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $19.38 to $26.31, and the performance restricted stock units had a threshold stock price of $26.00.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.8 million and 2.4 million shares of common stock for the three and nine month periods ended September 30, 2012, and 2.4 million and 2.1 million shares of common stock for the three and nine month periods ended September 30, 2011.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group’s common stock. The share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program had an expiration date of August 2012. In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The $750.0 million share repurchase program has an expiration date of January 2014 and replaced the previous authorization of $1.0 billion that was scheduled to expire in August 2012.

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
September 30, 2012

Note 8 - Stockholders' Equity and Earnings Per Common Share - Continued

In addition to these repurchases, for the year ended December 31, 2011, we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, including commissions of $0.3 million. For the three and nine month periods ended September 30, 2012, we repurchased an additional 5.1 million and 18.6 million shares on the open market at a cost of $100.2 million and $400.5 million, respectively, including commissions of $0.1 million and $0.4 million, respectively. The dollar value of shares remaining under the $750.0 million repurchase program at September 30, 2012 was approximately $650.0 million.

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
September 30, 2012
Note 9 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  On July 27, 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. On September 28, 2012, the United States District Court for the Southern District of New York affirmed the Bankruptcy Court's decision to dismiss the case. On October 23, 2012, the plaintiff filed a notice of appeal.
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
September 30, 2012
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

Note 10 - Other

Debt

At September 30, 2012, short-term debt consisted of $458.3 million of securities lending transactions.

In August 2012, we issued $250.0 million of unsecured senior notes in a public offering. These notes, due in 2042, bear interest at a fixed rate of 5.75% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

During the nine months ended September 30, 2012, we made principal payments of $38.1 million and $7.5 million on our senior secured non-recourse floating rate notes issued by Northwind Holdings, LLC and Tailwind Holdings, LLC, respectively.

Income Tax

At September 30, 2012, we had a liability of $32.2 million for unrecognized tax benefits, all of which is associated with deferred tax assets. During the second quarter of 2012, we released a liability for unrecognized tax benefits of $61.1 million along with a corresponding deferred tax asset. We recognized interest expense (benefits) and penalties of less than $0.1 million and $(10.5) million for the three and nine months ended September 30, 2012, respectively, and $1.5 million and $4.1 million for the three and nine months ended September 30, 2011, respectively.

During 2010, the Internal Revenue Service (IRS) completed its examination of tax years 2005 and 2006 and issued its revenue agent's report (RAR) in December 2010. In January 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments. Although we have not yet reached a final settlement with the IRS for these years, the appeal may be resolved in whole or in part within 12 months, and statutes of limitations may expire in multiple jurisdictions within the same period.  As a result of the potential settlement and its effect on subsequent years, it is reasonably possible that our liability for unrecognized tax benefits could decrease within 12 months by $17.2 million to $22.0 million, with a commensurate decrease in deferred tax assets.  We believe sufficient provision has been made for all uncertain tax provisions and that any adjustments by tax authorities with respect to such positions would not have a material adverse effect on our financial position, liquidity, or results of operations.

During the third quarter of 2012, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from 25 percent to 24 percent retroactive to April 2012 and from 24 percent to 23 percent effective April 2013. During the third quarter of 2011, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from 27 percent to 26 percent retroactive to April 2011 and from 26 percent to 25 percent effective April 2012.  We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, and as such, we recorded a reduction of $9.3 million and $6.8 million to our income tax expense during the third quarters of 2012 and 2011, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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
November 1, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries around the world. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including employer- and employee-paid group benefits, life insurance, and other related services.

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments. These segments are discussed more fully under "Segments Results" contained in this Item 2.

As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services to meet the diverse and rapidly changing needs of employers and their employees. The unfortunate reality is that most lower- and middle-income workers in the U.S. and the U.K. lack financial protection for themselves and their families should death, illness, or injury occur, a need that has been made even more apparent during the continuing economic downturn.  Additionally, governments in the U.S. and U.K., and throughout the world, are struggling to address growing deficit problems, limiting their ability to offer some of the financial protections that they have provided in the past.  As a result, we believe there is a growing need for financial protection products of the type we offer.

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

Executive Summary

Throughout the remainder of 2012, we intend to remain focused on disciplined top-line growth in select markets and a sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term.

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

Operating Performance and Capital Management

For the third quarter of 2012, we reported net income of $230.2 million, or $0.83 per diluted common share, compared to net income of $202.0 million, or $0.68 per diluted common share, in the same period of 2011. For the first nine months of 2012, net income was $660.5 million, or $2.32 per diluted common share, compared to net income of $653.2 million, or $2.13 per diluted common share, in the same period of 2011. After-tax operating income, which excludes realized investment gains or losses and non-operating retirement-related gains or losses, was $224.0 million, or $0.80 per diluted common share, in the third quarter of 2012 compared to $223.1 million, or $0.75 per diluted common share, in the same period of 2011. After-tax operating income was $662.5 million, or $2.33 per diluted common share, in the first nine months of 2012 compared to $677.2 million, or $2.21 per diluted common share, in the same period of 2011. Our third quarter and first nine months of 2012 net income per share and after-tax operating income per share, as compared to the same periods of 2011, were aided by the repurchase of our common stock throughout 2011 and during the first nine months of 2012. Total operating revenue by segment during the third quarter and first nine months of 2012 was higher than the comparable periods of 2011, driven by increases in premium income. Total operating income by segment decreased in the third quarter and first nine months of 2012 relative to the same periods of 2011, with favorable earnings in Unum US and Colonial Life offset by lower earnings reported for our other segments. See additional information in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," and "Segment Results" contained in this Item 2.

Our Unum US segment reported increases in segment operating income of 3.4 percent and 4.2 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011, with higher operating revenue and continued favorable expense management. Although Unum US premium income increased 3.5 percent and 3.9 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011, the ongoing high levels of unemployment and the competitive environment have continued to pressure our premium income growth during 2012. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies, although we experienced improvement in the third quarter and first nine months of 2012 relative to the comparable prior year periods. The benefit ratios for our Unum US segment for the third quarter and first nine months of 2012 were 73.0 percent and 72.5 percent, respectively, generally consistent with the levels reported in the same periods of 2011. Risk results for the group disability and supplemental and voluntary product lines were generally consistent with the prior year periods, while risk results for group life and accidental death and dismemberment product lines were unfavorable. Unum US sales increased 4.2 percent and 9.2 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011, with sales increases in most of our product lines and market segments. Our group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, reported sales increases of 4.6 percent and 9.3 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. Group large case sales decreased 0.8 percent in the third quarter of 2012 compared to the third quarter of 2011, but increased 4.8 percent in the first nine months of 2012 compared to the same period of 2011. Sales in our individual disability - recently issued line of business increased 13.2 percent and 10.3 percent, respectively, and voluntary benefits sales increased 2.6 percent and 10.5 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. Premium persistency was above the levels of 2011 for all products except short-term disability and voluntary benefits and remains high relative to historical levels.

Our Unum UK segment reported decreases in segment operating income of 19.5 percent and 28.9 percent, respectively, in the third quarter and first nine months of 2012, as measured in Unum UK's local currency, relative to the same periods of 2011, with higher premium income offset by lower investment income and less favorable risk performance in the group life product line. Premium income grew 1.6 percent and 2.4 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011, although premium growth continues to be unfavorably impacted due to lower persistency as a result of premium rate increases. The benefit ratios for Unum UK were 77.7 percent and 78.5 percent, respectively, in the third quarter and first nine months of 2012 compared to 78.8 percent and 72.7 percent, respectively, in the same periods of 2011, with less favorable risk results in group life in the third quarter and year-to-date and less favorable risk results for group disability on a year-to-date basis. Unum UK sales decreased 19.5 percent in the third quarter of 2012, but increased 17.5 percent in the first nine months of 2012 compared to the same periods of 2011, as measured in Unum UK's local currency. The decline in sales in the third quarter of 2012 was driven primarily by lower group life sales, while sales growth for the first nine months of 2012 relative to the same period of 2011 was driven by higher sales in both group disability and group life.

Our Colonial Life segment reported increases in segment operating income of 3.0 percent and 0.4 percent in the third quarter and first nine months of 2012 compared to the same periods of 2011, with higher operating revenue and continued favorable expense management. Premium income grew 5.5 percent in both the third quarter and first nine months of 2012 compared to the same periods of 2011. The benefit ratios for Colonial Life were 52.9 percent and 52.5 percent, respectively, in the third quarter and first nine months of 2012 compared to 52.6 percent and 51.7 percent, respectively, in the same periods of 2011 due to less favorable risk results in the life product line during the third quarter and first nine months and in the cancer and critical illness product line on a year-to-date basis. Colonial Life sales decreased 5.8 percent and 1.8 percent, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. Commercial market sales in the third quarter and first nine months of 2012 were lower relative to the same periods of 2011, with decreases of 30.1 percent and 6.8 percent, respectively, in the large case commercial market segment, which we define as accounts with greater than 1,000 lives. Sales in the core commercial market segment decreased 1.8 percent in the third quarter of 2012 relative to the third quarter of 2011, but increased 0.5 percent in the first nine months of 2012 compared to the same period of 2011. Sales were 7.3 percent and 7.2 percent lower in the public sector market in the third quarter and first nine months of 2012 compared to the same periods of 2011. Persistency in 2012 was higher than 2011 for the cancer and critical illness and accident, sickness, and disability product lines, but was slightly lower for the life product line.

Our investment portfolio continues to perform well, although our net investment income declined in the third quarter and first nine months of 2012 compared to the same periods of 2011. The net unrealized gain on our fixed maturity securities was $7.3 billion at September 30, 2012, compared to $5.8 billion at December 31, 2011.

We believe our capital and financial positions are strong. At September 30, 2012, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 407 percent, compared to 405 percent at December 31, 2011. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 30.5 percent at September 30, 2012, compared to 28.7 percent at December 31, 2011. The increase was due to the August 2012 issuance of $250.0 million of 5.75% senior notes and the increase in short-term debt related to securities lending agreements outstanding at September 30, 2012, partially offset by our year-to-date 2012 principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings). Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 25.2 percent at September 30, 2012, compared to 23.5 percent at December 31, 2011. Cash and marketable securities at our holding companies was $762 million at September 30, 2012 compared to $756 million at December 31, 2011.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2012 other than changes made to our capitalization policies for deferred acquisition costs, in accordance with our adoption of the accounting standards update as disclosed in Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Revenue
Premium Income	$1,929.4	2.6%	$1,881.2	$5,778.9	2.7%	$5,625.7
Net Investment Income	619.2	(1.6)	629.2	1,872.2	(0.7)	1,885.0
Net Realized Investment Gain (Loss)	21.3	189.1	(23.9)	31.6	N.M.	(12.3)
Other Income	58.1	(1.7)	59.1	174.5	(0.2)	174.8
Total Revenue	2,628.0	3.2	2,545.6	7,857.2	2.4	7,673.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,686.9	3.1	1,635.6	5,033.0	4.2	4,828.0
Commissions	227.7	3.3	220.5	690.8	4.2	662.7
Interest and Debt Expense	36.6	4.3	35.1	107.3	(0.7)	108.1
Deferral of Acquisition Costs	(111.0)	0.8	(110.1)	(347.6)	3.9	(334.7)
Amortization of Deferred Acquisition Costs	87.0	3.2	84.3	285.6	4.3	273.9
Compensation Expense	187.0	(5.7)	198.3	589.3	(1.6)	598.9
Other Expenses	193.4	0.1	193.2	572.0	(2.3)	585.7
Total Benefits and Expenses	2,307.6	2.2	2,256.9	6,930.4	3.1	6,722.6

Income Before Income Tax	320.4	11.0	288.7	926.8	(2.5)	950.6
Income Tax	90.2	4.0	86.7	266.3	(10.5)	297.4

Net Income	$230.2	14.0	$202.0	$660.5	1.1	$653.2

N.M.: Not a Meaningful Percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results in relation to the prior period. Our weighted average pound/dollar exchange rate was 1.590 and 1.608 for the third quarters of 2012 and 2011, respectively, and 1.576 and 1.616 for the first nine months of 2012 and 2011, respectively. If the 2012 results for our U.K. operations had been translated at the higher exchange rates of the third quarter and first nine months of 2011, our operating revenue and operating income by segment would have been higher by approximately $3.6 million and $0.3 million, respectively, for the third quarter of 2012 and approximately $15.2 million and $2.4 million, respectively, for the first nine months of 2012. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income in the third quarter and first nine months of 2012 compared to the same periods of 2011 includes premium growth for each of our three major business segments. Premium income declined, as expected, in our Closed Block segment, although our long-term care closed line of business experienced premium growth relative to the third quarter and first nine months of 2011 due to the continued high level of premium persistency and a limited amount of group sales which occurred during 2011 and the first part of 2012, as well as rate increases implemented for certain of our individual long-term care policies.

Net investment income was lower in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to lower income from bond call premiums, lower income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases, and a decline in the yield on invested assets, partially offset by higher asset levels and higher income from prepayments on mortgage-backed securities.

We recognized in earnings net realized investment gains of $21.3 million and $31.6 million in the third quarter and first nine months of 2012, respectively, compared to losses of $23.9 million and $12.3 million in the third quarter and first nine months of 2011, respectively. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of

$1.2 million and $4.2 million in the third quarter and first nine months of 2011, respectively, all of which were recognized in earnings.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. Changes in the fair value of this embedded derivative resulted in realized gains of $19.7 million and $28.7 million in the third quarter and first nine months of 2012, respectively, compared to losses of $33.7 million and $24.4 million in the third quarter and first nine months of 2011, respectively. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The benefit ratios were 87.4 percent and 87.1 percent, respectively, in the third quarter and first nine months of 2012 compared to 86.9 percent and 85.8 percent in each of the comparable periods of 2011, with slightly less favorable year-over-year risk results for our total Unum US segment and Colonial Life segment. Risk results for our Unum UK segment were favorable in the third quarter of 2012 relative to the same period of last year, but were unfavorable in the first nine months of 2012 compared to the first nine months of 2011. Risk results for our Closed Block segment were unfavorable in the third quarter and first nine months of 2012 compared to the same periods of 2011, with unfavorable long-term care risk results partially offset by favorable individual disability risk results. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the third quarter of 2012 was higher than the same period of 2011 due primarily to the issuance of $250.0 million of 5.75% senior notes in August 2012. Interest and debt expense for the first nine months of 2012 was lower than the same period of 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011, partially offset by the August 2012 issuance of senior notes.

The deferral of acquisition costs increased in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to the continued growth in certain of our product lines and the associated increase in deferrable expenses.

The amortization of acquisition costs in the third quarter and first nine months of 2012 was higher than the same periods of 2011 due primarily to continued growth in the level of the deferred asset for certain of our product lines. Comparability between years was also impacted by adjustments for premium persistency relative to assumptions for certain issue years as well as prospective unlocking for actual experience relative to assumptions for certain of our interest-sensitive product lines.

Other expenses, including compensation expense, were lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to our continued focus on operating effectiveness and expense management.

Effective April 2011, the U.K. government began decreasing its corporation tax rates at a rate of at least one percent per year, with the ultimate goal of reducing the rate from 28 percent to 23 percent, with the final reduction to become effective April 2013. In accordance with GAAP, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change, the first of which occurred during the third quarter of 2010, with additional rate changes enacted during the third quarters of 2011 and 2012. We recorded a reduction of $6.8 million to our income tax expense during the third quarter of 2011 and an additional reduction of $9.3 million in the third quarter of 2012 to reflect the impact of the rate changes on our net deferred tax liability related to our U.K. operations.

Our income tax rate for the third quarter and first nine months of 2012 was lower relative to the same periods of 2011 due primarily to the previously discussed U.K. tax rate reductions and the second quarter of 2012 release of an $11.0 million tax liability related to unrecognized tax benefits.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes the specified items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We may in the future exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income (loss) before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Operating Revenue by Segment	$2,606.7	$2,569.5	$7,825.6	$7,685.5
Net Realized Investment Gain (Loss)	21.3	(23.9)	31.6	(12.3)
Total Revenue	$2,628.0	$2,545.6	$7,857.2	$7,673.2

Operating Income by Segment	$310.7	$320.6	$930.0	$986.9
Net Realized Investment Gain (Loss)	21.3	(23.9)	31.6	(12.3)
Non-operating Retirement-related Loss	(11.6)	(8.0)	(34.8)	(24.0)
Income Tax	(90.2)	(86.7)	(266.3)	(297.4)
Net Income	$230.2	$202.0	$660.5	$653.2

	Three Months Ended September 30
	2012		2011
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$224.0	$0.80	$223.1	$0.75
Non-operating Retirement-related Loss	(11.6)	(0.04)	(8.0)	(0.03)
Income Tax on Non-operating Retirement-related Loss	4.0	0.01	2.8	0.01
Net Realized Investment Gain (Loss)	21.3	0.08	(23.9)	(0.08)
Income Tax on Net Realized Investment Gain (Loss)	(7.5)	(0.02)	8.0	0.03
Net Income	$230.2	$0.83	$202.0	$0.68

	Nine Months Ended September 30
	2012		2011
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$662.5	$2.33	$677.2	$2.21
Non-operating Retirement-related Loss	(34.8)	(0.12)	(24.0)	(0.08)
Income Tax on Non-operating Retirement-related Loss	12.1	0.04	8.4	0.03
Net Realized Investment Gain (Loss)	31.6	0.11	(12.3)	(0.04)
Income Tax on Net Realized Investment Gain (Loss)	(10.9)	(0.04)	3.9	0.01
Net Income	$660.5	$2.32	$653.2	$2.13

* Assuming Dilution

Sales
Shown below are sales results for our three major business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Unum US	$122.8	4.2%	$117.8	$479.3	9.2%	$438.9

Unum UK	£10.7	(19.5)	£13.3	£45.6	17.5	£38.8

Colonial Life	$78.4	(5.8)	$83.2	$235.3	(1.8)	$239.5

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income	$1,111.9	3.5%	$1,074.4	$3,338.9	3.9%	$3,213.0
Net Investment Income	236.3	(1.5)	240.0	711.8	(0.1)	712.6
Other Income	31.3	3.0	30.4	93.1	2.4	90.9
Total	1,379.5	2.6	1,344.8	4,143.8	3.2	4,016.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	811.7	3.8	782.3	2,422.3	4.1	2,325.8
Commissions	124.4	4.1	119.5	383.4	6.3	360.7
Interest and Debt Expense	0.2	(33.3)	0.3	0.8	—	0.8
Deferral of Acquisition Costs	(56.6)	2.9	(55.0)	(182.8)	8.7	(168.2)
Amortization of Deferred Acquisition Costs	42.3	1.7	41.6	149.1	6.0	140.6
Other Expenses	241.2	(2.3)	246.9	736.1	(1.5)	747.3
Total	1,163.2	2.4	1,135.6	3,508.9	3.0	3,407.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$216.3	3.4	$209.2	$634.9	4.2	$609.5

Operating Ratios (% of Premium Income):
Benefit Ratio	73.0%		72.8%	72.5%		72.4%
Other Expense Ratio	21.7%		23.0%	22.0%		23.3%
Before-tax Operating Income Ratio	19.5%		19.5%	19.0%		19.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$392.4	(0.3)%	$393.7	$1,185.7	—%	$1,185.3
Group Short-term Disability	120.1	4.3	115.2	356.0	5.0	339.0
Total Premium Income	512.5	0.7	508.9	1,541.7	1.1	1,524.3
Net Investment Income	142.9	(6.6)	153.0	432.3	(4.8)	454.2
Other Income	23.4	1.3	23.1	70.0	4.3	67.1
Total	678.8	(0.9)	685.0	2,044.0	(0.1)	2,045.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	435.1	—	435.0	1,307.6	1.4	1,289.4
Commissions	39.4	(1.3)	39.9	120.1	(0.1)	120.2
Interest and Debt Expense	0.2	(33.3)	0.3	0.8	—	0.8
Deferral of Acquisition Costs	(5.6)	5.7	(5.3)	(17.5)	9.4	(16.0)
Amortization of Deferred Acquisition Costs	4.6	(8.0)	5.0	13.3	(10.7)	14.9
Other Expenses	130.6	(4.9)	137.4	400.1	(2.7)	411.1
Total	604.3	(1.3)	612.3	1,824.4	0.2	1,820.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$74.5	2.5	$72.7	$219.6	(2.5)	$225.2

Operating Ratios (% of Premium Income):
Benefit Ratio	84.9%		85.5%	84.8%		84.6%
Other Expense Ratio	25.5%		27.0%	26.0%		27.0%
Before-tax Operating Income Ratio	14.5%		14.3%	14.2%		14.8%

Premium Persistency:
Group Long-term Disability				90.7%		90.1%
Group Short-term Disability				88.5%		90.2%

Case Persistency:
Group Long-term Disability				88.3%		88.7%
Group Short-term Disability				88.1%		87.8%

Group disability premium income increased slightly in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to sales growth, stable persistency levels, and slight improvement in premium growth in existing customer accounts. Net investment income was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to a decrease in income from bond call premiums, a decrease in the level of assets supporting this line of business, and a decline in yield on invested assets. Other income for the third quarter and first nine months of 2012 included fees from administrative services products of $20.6 million and $61.3 million, respectively, compared to $20.1 million and $58.5 million in the same periods of 2011.

The overall group disability benefit ratio was favorable in the third quarter of 2012 compared to the third quarter of 2011, but it was slightly unfavorable in the first nine months of 2012 compared to the same period of 2011. Underlying these results were higher claim recoveries for group long-term disability, partially offset by a higher claim prevalence rate and average weekly indemnity for group short-term disability in the third quarter and first nine months of 2012 compared to the prior year periods. Also impacting year-over-year comparisons was a 50 basis point decrease in the claim discount rate during the third quarter of 2012 for group long-term disability new claim incurrals compared to a 25 basis point decrease in the prior year third quarter. Paid claim incidence was generally flat for group long-term disability but was higher for group short-term disability for the first nine months of 2012 relative to the prior year period.

The deferral of acquisition costs in the third quarter and first nine months of 2012 was higher than the same periods of 2011 due to a higher level of sales. The amortization of deferred acquisition costs in the third quarter and first nine months of 2012 was lower than the same periods of 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Life	$297.3	7.1%	$277.6	$885.1	7.2%	$825.3
Accidental Death & Dismemberment	29.2	5.4	27.7	86.2	5.6	81.6
Total Premium Income	326.5	6.9	305.3	971.3	7.1	906.9
Net Investment Income	35.9	6.5	33.7	109.0	7.3	101.6
Other Income	0.6	20.0	0.5	1.5	(11.8)	1.7
Total	363.0	6.9	339.5	1,081.8	7.1	1,010.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	236.0	10.1	214.3	699.9	10.0	636.1
Commissions	26.1	7.9	24.2	78.2	10.0	71.1
Deferral of Acquisition Costs	(4.9)	14.0	(4.3)	(15.0)	9.5	(13.7)
Amortization of Deferred Acquisition Costs	3.3	(2.9)	3.4	10.0	(5.7)	10.6
Other Expenses	46.4	(6.5)	49.6	142.9	(4.9)	150.2
Total	306.9	6.9	287.2	916.0	7.2	854.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$56.1	7.3	$52.3	$165.8	6.4	$155.9

Operating Ratios (% of Premium Income):
Benefit Ratio	72.3%		70.2%	72.1%		70.1%
Other Expense Ratio	14.2%		16.2%	14.7%		16.6%
Before-tax Operating Income Ratio	17.2%		17.1%	17.1%		17.2%

Premium Persistency:
Group Life				91.1%		87.7%
Accidental Death & Dismemberment				90.8%		87.8%

Case Persistency:
Group Life				88.0%		88.5%
Accidental Death & Dismemberment				88.2%		88.5%

Premium income for group life and accidental death and dismemberment was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to higher year-to-date sales and favorable premium persistency. Case persistency in the first nine months of 2012 was slightly lower than the same period of 2011, but remains strong. Net investment income was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to an increase in income from bond call premiums, an increase in the level of assets supporting this line of business, and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

The benefit ratio was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to a higher average claim size. Group life paid claim incidence rates were higher in the third quarter of 2012 compared to the third quarter of 2011, but they were lower in the first nine months of 2012 compared to the same period of

2011. Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to higher year-to-date sales. The amortization of deferred acquisition costs was generally consistent in the third quarter and first nine months of 2012 when compared to the same periods of 2011. The other expense ratio was lower in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$119.9	2.8%	$116.6	$357.0	2.5%	$348.3
Voluntary Benefits	153.0	6.5	143.6	468.9	8.2	433.5
Total Premium Income	272.9	4.9	260.2	825.9	5.6	781.8
Net Investment Income	57.5	7.9	53.3	170.5	8.7	156.8
Other Income	7.3	7.4	6.8	21.6	(2.3)	22.1
Total	337.7	5.4	320.3	1,018.0	6.0	960.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	140.6	5.7	133.0	414.8	3.6	400.3
Commissions	58.9	6.3	55.4	185.1	9.3	169.4
Deferral of Acquisition Costs	(46.1)	1.5	(45.4)	(150.3)	8.5	(138.5)
Amortization of Deferred Acquisition Costs	34.4	3.6	33.2	125.8	9.3	115.1
Other Expenses	64.2	7.2	59.9	193.1	3.8	186.0
Total	252.0	6.7	236.1	768.5	4.9	732.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$85.7	1.8	$84.2	$249.5	9.2	$228.4

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	53.0%		52.1%	52.2%		52.1%
Voluntary Benefits	50.4%		50.3%	48.7%		50.5%
Other Expense Ratio	23.5%		23.0%	23.4%		23.8%
Before-tax Operating Income Ratio	31.4%		32.4%	30.2%		29.2%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	31.7%		30.7%	30.9%		30.8%

Premium Persistency:
Individual Disability - Recently Issued				90.8%		89.8%
Voluntary Benefits				79.2%		79.6%

Premium income was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to continued sales growth. Premium persistency remains strong. Net investment income was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to an increase in the level of assets supporting these lines of business and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

The interest adjusted loss ratio for the individual disability - recently issued line of business in the third quarter of 2012 was slightly higher than the third quarter of 2011 due primarily to lower claim recoveries and in the first nine months of 2012 was generally consistent with the comparable period of 2011.

The benefit ratio for voluntary benefits was slightly higher in the third quarter of 2012 compared to the third quarter of 2011, but was lower in the first nine months of 2012 compared to the same period of 2011. Risk results were favorably impacted by a lower average claim size for the cancer and critical illness product, partially offset by higher average claim sizes for our group universal life and voluntary disability products. Also favorably impacting the benefit ratio for the voluntary lines for the first nine months of 2012 relative to the prior year was the release of active life reserves associated with a voluntary benefits large case customer that terminated the existing individual contracts and bought voluntary group coverage during the second quarter of 2012.

Commissions and the deferral of acquisition costs were higher in the third quarter and the first nine months of 2012 compared to the same periods of 2011 due to higher sales. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines, including the year-to-date impact on persistency from the large case customer that terminated the existing individual contracts and bought voluntary group coverage in the second quarter of 2012. Partially offsetting this increase in amortization was a reduction to amortization due to a more favorable year-over-year impact from the prospective unlocking for favorable mortality experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio was slightly lower in first nine months of 2012 relative to the same period of 2011 due primarily to our continued focus on operating effectiveness and expense management, although the ratio was marginally higher in the third quarter of 2012 due to continued investment in these product lines. The other expense ratios were favorably impacted by higher premium income in both the third quarter and first nine months of 2012 compared to the same periods of 2011.

Sales
Shown below are sales results for the Unum US segment.

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$23.6	7.3%	$22.0	$95.4	6.2%	$89.8
Group Short-term Disability	14.1	13.7	12.4	51.1	15.9	44.1
Group Life	24.5	(2.8)	25.2	102.7	6.0	96.9
AD&D	2.2	(15.4)	2.6	10.0	12.4	8.9
Subtotal	64.4	3.5	62.2	259.2	8.1	239.7
Supplemental and Voluntary
Individual Disability - Recently Issued	14.6	13.2	12.9	44.8	10.3	40.6
Voluntary Benefits	43.8	2.6	42.7	175.3	10.5	158.6
Subtotal	58.4	5.0	55.6	220.1	10.5	199.2

Total Sales	$122.8	4.2	$117.8	$479.3	9.2	$438.9

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$52.3	4.6%	$50.0	$193.8	9.3%	$177.3
Large Case Market	12.1	(0.8)	12.2	65.4	4.8	62.4
Subtotal	64.4	3.5	62.2	259.2	8.1	239.7

Supplemental and Voluntary	58.4	5.0	55.6	220.1	10.5	199.2

Total Sales	$122.8	4.2	$117.8	$479.3	9.2	$438.9

Unum US sales increased in the third quarter and first nine months of 2012 compared to the same periods of 2011, with growth in each of our major market segments other than a decline in group life and accidental death & dismemberment large case sales during the third quarter of 2012. Sales in our group core market segment were higher in the third quarter and first nine months of 2012 compared to the same periods of 2011, with increases in all product lines within this market segment other than declines in group short-term disability and accidental death and dismemberment during the third quarter of 2012. The number of new accounts added in our group core market segment during the third quarter and first nine months of 2012 was 8.6 percent and 9.4 percent higher, respectively, than the number of new accounts added during the same periods of 2011.

Sales in our group large case market segment were slightly lower in the third quarter of 2012 compared to the same period of 2011, with lower group life and accidental death & dismemberment sales mostly offset by higher group short-term disability sales. Sales in our large case market segment were higher in the first nine months of 2012 compared to the same period of 2011 due to higher group short-term disability and group life and accidental death and dismemberment sales, partially offset by a decline in group long-term disability sales. Our sales mix of group products in the first nine months of 2012 was approximately 75 percent core market and 25 percent large case market.

Sales of voluntary benefits were higher in the third quarter and first nine months of 2012 compared to the same periods of 2011, with higher sales from both new and existing customers. The number of new accounts added in the voluntary benefits product line was 12.5 percent and 7.7 percent lower in the third quarter and first nine months of 2012, respectively, than the number of new accounts added during the same periods of 2011. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 primarily due to higher sales to existing customers.

We believe that the group core market and voluntary benefits market, which combined together were approximately 77 percent of our Unum US sales for the first nine months of 2012 and grew 9.9 percent relative to the first nine months of 2011, represent significant growth opportunities. We will also seek disciplined and opportunistic growth, generally at the market growth rate, in the group large case and individual disability markets. While in the short-term we expect economic trends to continue to pressure our sales growth, we believe we are well positioned for economic recovery.
Segment Outlook

Although we experienced premium and sales growth during the first nine months of 2012, we believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the ongoing high levels of unemployment and the competitive environment. Opportunities for further premium and sales growth are expected to re-emerge as the economy improves and employment growth accelerates. We expect some volatility in net investment income to continue as a result of fluctuations in bond calls and other types of miscellaneous net investment income. We intend to continue to manage our expense levels relative to premium levels through operating effectiveness and performance management.

Certain risks and uncertainties are inherent in the disability insurance business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates or lower discount rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. We believe our claims management organization is positioned for stable and sustainable performance levels. Claim incidence levels may fluctuate due to the normal volatility that occurs in group disability business or may be related to economic conditions. We began initiating price increases for our group disability products during the first quarter of 2012 as a result of the continued low interest rate environment and the aging of insureds. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our Unum US growth strategy is sound and that we will be able to leverage the capabilities, products, and relationships and reputation we have built to deliver growth as the benefits market stabilizes. We continue to see future growth opportunity based on employee choice, defined employer funding, superior service, and effective communication. We intend to maintain our discipline and will continue (i) directing the majority of our efforts on capturing opportunities emerging in our core group and voluntary markets to grow them at above-market rates, (ii) focusing on margins in large case group insurance, while leveraging core market, voluntary, and other shorter-term investments to grow at market rates, and (iii) seeking opportunities to improve margins and return in our supplemental lines of business. We believe we are well positioned strategically in our markets and that opportunities for continued disciplined growth exist in our group core market segment and in the voluntary markets. While the current economic conditions have impacted our ability to grow premium income and will continue to do so until we return to a more normal economic environment, we expect to continue to achieve marginal year-over-year growth in our premium income during the remainder of 2012 and into 2013. We anticipate that the benefit ratio for our group disability product line for 2012 will generally be consistent with the level of 2011, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$102.9	(4.1)%	$107.3	$306.5	(3.7)%	$318.3
Group Life	56.4	8.3	52.1	164.6	8.6	151.6
Supplemental and Voluntary	15.9	(1.2)	16.1	48.0	(1.0)	48.5
Total Premium Income	175.2	(0.2)	175.5	519.1	0.1	518.4
Net Investment Income	34.8	(19.6)	43.3	120.5	(13.5)	139.3
Other Income	—	—	—	0.1	—	0.1
Total	210.0	(4.0)	218.8	639.7	(2.8)	657.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	136.2	(1.5)	138.3	407.7	8.2	376.8
Commissions	11.1	0.9	11.0	31.7	(4.8)	33.3
Deferral of Acquisition Costs	(2.8)	(22.2)	(3.6)	(9.9)	(11.6)	(11.2)
Amortization of Deferred Acquisition Costs	3.8	(2.6)	3.9	11.8	2.6	11.5
Other Expenses	34.2	(0.9)	34.5	102.1	(6.0)	108.6
Total	182.5	(0.9)	184.1	543.4	4.7	519.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$27.5	(20.7)	$34.7	$96.3	(30.6)	$138.8

Operating Ratios (% of Premium Income):
Benefit Ratio	77.7%		78.8%	78.5%		72.7%
Other Expense Ratio	19.5%		19.7%	19.7%		20.9%
Before-tax Operating Income Ratio	15.7%		19.8%	18.6%		26.8%

Premium Persistency:
Group Long-term Disability				82.9%		87.1%
Group Life				80.3%		88.7%
Supplemental and Voluntary				87.0%		87.8%

Foreign Currency Translation

The functional currency of Unum UK is the British pound sterling. Unum UK's premium income, net investment income, claims, and expenses are received or paid in pounds, and we hold pound-denominated assets to support Unum UK's pound-denominated policy reserves and liabilities. We translate Unum UK's pound-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens relative to the preceding period, as occurred in the third quarter and first nine months of 2012 compared to the same periods of 2011, translating into dollars decreases current period results relative to the prior periods.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	£65.0	(2.4)%	£66.6	£194.1	(1.5)%	£197.1
Group Life	35.7	10.2	32.4	104.3	11.1	93.9
Supplemental and Voluntary	10.1	—	10.1	30.4	1.0	30.1
Total Premium Income	110.8	1.6	109.1	328.8	2.4	321.1
Net Investment Income	22.1	(17.8)	26.9	76.4	(11.4)	86.2
Other Income	(0.1)	—	—	—	(100.0)	0.1
Total	132.8	(2.4)	136.0	405.2	(0.5)	407.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	86.2	0.5	85.8	258.1	10.6	233.3
Commissions	7.0	2.9	6.8	20.1	(2.4)	20.6
Deferral of Acquisition Costs	(1.8)	(18.2)	(2.2)	(6.3)	(8.7)	(6.9)
Amortization of Deferred Acquisition Costs	2.5	4.2	2.4	7.5	5.6	7.1
Other Expenses	21.6	(0.5)	21.7	64.7	(4.0)	67.4
Total	115.5	0.9	114.5	344.1	7.0	321.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£17.3	(19.5)	£21.5	£61.1	(28.9)	£85.9

Weighted Average Pound/Dollar Exchange Rate	1.590		1.608	1.576		1.616

Premium income was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011, although premium growth and persistency continue to be pressured due to the initiation of premium rate increases in our group disability and group life product lines. Group life premium income increased in the third quarter and first nine months of 2012 relative to the same periods of 2011 as a result of higher year-to-date sales and premium rate increases, partially offset by lower premium persistency. Group long-term disability premium income was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to lower persistency which resulted primarily from premium rate increases, partially offset by an increase in premium growth in existing customer accounts. Supplemental and voluntary premium income was generally consistent with the third quarter and first nine months of 2011.

Net investment income declined in the third quarter of 2012 compared to the same period of 2011 due primarily to lower income on index-linked bonds and a decrease in invested asset yields, partially offset by an increase in the level of invested assets supporting this segment. The index-linked bonds support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. For the first nine months of 2012, net investment income was lower compared to the same period of 2011 due to a decrease in invested asset yields, lower income from bond call premiums, and lower income on index-linked bonds, partially offset by an increase in the level of invested assets.

The benefit ratio was lower in the third quarter of 2012, but was higher in the first nine months of 2012, compared to the same periods of 2011. Although claim recoveries and incidence levels were improved during the third quarter of 2012 relative to the third quarter of 2011, claim recoveries and incidence levels were less favorable during the first nine months of 2012 compared to the same period of 2011. Group life risk results were unfavorable during the third quarter and first nine months of 2012 compared to the same periods of 2011 due to a higher average claim size and higher claim volumes. Supplemental and voluntary risk results were favorable during the third quarter and first nine months of 2012 compared to the same periods of 2011 due to lower claim incidence rates in the group critical illness and individual disability products.

The deferral and amortization of acquisition costs, as well as commissions, were generally consistent in the third quarter and first nine months of 2012 compared to the same periods of 2011. The other expense ratio was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to expense management initiatives and higher premium income.

Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Group Long-term Disability	$10.4	5.1%	$9.9	$35.1	14.3%	$30.7
Group Life	5.6	(37.8)	9.0	32.7	28.2	25.5
Supplemental and Voluntary	1.0	(58.3)	2.4	4.0	(37.5)	6.4
Total Sales	$17.0	(20.2)	$21.3	$71.8	14.7	$62.6

Group Long-term Disability	£6.5	6.6%	£6.1	£22.2	16.8%	£19.0
Group Life	3.5	(38.6)	5.7	20.8	31.6	15.8
Supplemental and Voluntary	0.7	(53.3)	1.5	2.6	(35.0)	4.0
Total Sales	£10.7	(19.5)	£13.3	£45.6	17.5	£38.8

Sales in Unum UK's group long-term disability product line were higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to higher sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market, partially offset by lower sales to existing customers. Group life sales were lower in the third quarter of 2012 compared to the same period of 2011 due to our discontinuance of new sales of certain of our group life product lines during the third quarter of 2012, lower large case sales, and lower sales to existing customers, partially offset by higher core market sales. Group life sales were higher in the first nine months of 2012 relative to the same period of 2011 due primarily to four large cases with more than 2,000 employees which were sold in the first quarter of 2012, as well as higher core market sales, partially offset by lower sales to existing customers. Supplemental and voluntary sales were lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to lower sales in our group critical illness and individual disability product lines.
Segment Outlook

The challenging economic and competitive pricing environment in the U.K. continue to negatively impact Unum UK's premium growth, and we expect this may continue in the near term if current conditions persist. Our sales growth may also continue to be impacted by a prolonged competitive pricing environment in the U.K. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We will continue to initiate premium rate increases for our group disability and group life products throughout the remainder of 2012 and during 2013. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. Continued fluctuations in the U.S. dollar relative to the British pound sterling impact our reported operating results.

In addition to the macro factors which may impact our results, we are undertaking specific business actions in each of our primary product lines. We are implementing rate increases in our group life business as well as exiting certain group life product lines. We expect group life premium income to decline in the near term as a result of these actions. We anticipate the benefit ratio and profit margin in the fourth quarter of 2012 to be generally consistent with the first nine months of 2012, with premium rate increases resulting in improved profitability, which we expect to emerge over time.

In our group disability business, we continue to have a cautious outlook for growth given the current environment. We anticipate returning to more normal levels of premium growth as our rate increases are placed in the market, persistency remains stable, and sales to new and existing customers expand with the market. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group disability market penetration remains a significant opportunity and priority in the U.K.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$181.8	4.3%	$174.3	$541.8	4.3%	$519.7
Life	52.2	11.1	47.0	156.3	11.6	140.0
Cancer and Critical Illness	65.4	4.8	62.4	194.5	4.3	186.4
Total Premium Income	299.4	5.5	283.7	892.6	5.5	846.1
Net Investment Income	33.9	4.3	32.5	103.5	3.9	99.6
Other Income	—	(100.0)	0.1	0.2	(50.0)	0.4
Total	333.3	5.4	316.3	996.3	5.3	946.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	158.5	6.3	149.1	468.7	7.1	437.5
Commissions	64.0	3.6	61.8	191.2	4.2	183.5
Deferral of Acquisition Costs	(51.6)	2.0	(50.6)	(154.9)	1.4	(152.7)
Amortization of Deferred Acquisition Costs	40.9	14.6	35.7	124.7	11.8	111.5
Other Expenses	52.8	(1.5)	53.6	160.6	(0.4)	161.2
Total	264.6	6.0	249.6	790.3	6.7	741.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$68.7	3.0	$66.7	$206.0	0.4	$205.1

Operating Ratios (% of Premium Income):
Benefit Ratio	52.9%		52.6%	52.5%		51.7%
Other Expense Ratio	17.6%		18.9%	18.0%		19.1%
Before-tax Operating Income Ratio	22.9%		23.5%	23.1%		24.2%

Persistency:
Accident, Sickness, and Disability				75.3%		73.7%
Life				85.2%		85.3%
Cancer and Critical Illness				84.3%		84.0%

Premium income increased in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to prior period sales growth and improved persistency. Net investment income was higher in the third quarter of 2012 compared to the third quarter of 2011 due to growth in the level of invested assets supporting this segment, partially offset by a decline in income from bond call premiums and income from private equity partnership investments. For the first nine months of 2012, investment income was higher compared to the same period of 2011 due to growth in the level of invested assets and an increase in income from private equity partnership investments, partially offset by a decline in income from bond call premiums and a decrease in yield.

The benefit ratio was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 for voluntary life, partially offset by a slightly lower benefit ratio for the accident, sickness, and disability line of business.  The benefit ratio for the cancer and critical illness line of business was slightly lower in the third quarter of 2012 compared to the third quarter of 2011, but was higher in the first nine months of 2012 compared to the same period of 2011. The increase in the life benefit ratio in both the third quarter and first nine months of 2012 was driven by higher mortality rates in our traditional product line, which can exhibit volatility from period to period.  The benefit ratio decreased in the accident, sickness, and disability line of business in the third quarter of 2012 due primarily to favorable claim experience in the sickness product line and in the first nine months of 2012 due to favorable claim experience in the disability product line. The decrease in the cancer and critical illness benefit ratio in the third quarter of 2012 was due primarily to favorable claim experience in the critical illness product line. The cancer and critical illness benefit ratio increased in the first nine months of 2012 due primarily to a higher level of paid claims in the cancer line of business and a higher active life reserve change due to favorable persistency for certain issue years.

Commissions and the deferral of acquisition costs were both higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to an increase in the level of the deferred asset as well as a less favorable year-over-year impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life product. The other expense ratio was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to higher premium income and a continued focus on expense management.
Sales
Shown below are sales results for the Colonial Life segment.

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Accident, Sickness, and Disability	$51.6	(7.7)%	$55.9	$154.8	(4.1)%	$161.5
Life	14.4	—	14.4	44.2	3.5	42.7
Cancer and Critical Illness	12.4	(3.9)	12.9	36.3	2.8	35.3
Total Sales	$78.4	(5.8)	$83.2	$235.3	(1.8)	$239.5

Colonial Life's sales were lower in the third quarter of 2012 compared to the same period of 2011, with decreases in both new and existing account sales. Commercial market sales in the third quarter of 2012 were lower than the same period of 2011, with a 1.8 percent decrease in the core commercial market segment, which we define as accounts with fewer than 1,000 lives, and a 30.1 percent decrease in the large case commercial market segment. Sales were 7.3 percent lower in the public sector market in the third quarter of 2012 compared to the same period of 2011. The number of new accounts decreased 8.2 percent in the third quarter of 2012 compared to the same period of 2011, and the average new case size was 5.9 percent lower.

Colonial Life's sales were lower in the first nine months of 2012 compared to the same period of 2011, with a decrease in new account sales partially offset by an increase in existing account sales. Commercial market sales in the first nine months of 2012 were slightly lower than the same period of 2011, with a 6.8 percent decrease in large case commercial market segment sales mostly offset by a 0.5 percent increase in the core commercial market segment. Sales were 7.2 percent lower in the public sector market in the first nine months of 2012 compared to the same period of 2011. The number of new accounts decreased 2.5 percent in the first nine months of 2012 compared to the same period of 2011, while the average new case size was 10.7 percent lower.
Segment Outlook

Our premium growth in the first nine months of 2012 was consistent with the level of growth in the same period of 2011. Current economic conditions continue to affect employment growth and buying conditions which, in turn, impact sales and premium growth. As a result of strong persistency, premium growth remains positive, and we expect sales growth to improve in 2013. We expect volatility in net investment income to continue during the remainder of 2012 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We believe that strong profit margins will continue, and we expect our overall benefit ratio to be generally consistent with the level of the first nine months of 2012. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Closed Block Segment

The Closed Block segment consists of our closed individual disability and individual and group long-term care lines of business, as well as certain other insurance products. The individual disability line of business generally consists of those policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. Long-term care includes group long-term care, which we announced in February 2012 that we would discontinue selling, and individual long-term care, which we discontinued selling in 2009. The other insurance products line of business consists of certain other products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability	$183.1	(6.8)%	$196.4	$554.9	(6.7)%	$595.0
Long-term Care	159.4	4.8	152.1	471.5	4.0	453.5
All Other	0.4	144.4	(0.9)	1.9	N.M.	(0.3)
Total Premium Income	342.9	(1.4)	347.6	1,028.3	(1.9)	1,048.2
Net Investment Income	307.3	2.4	300.1	913.4	2.8	888.9
Other Income	26.4	—	26.4	78.9	(2.1)	80.6
Total	676.6	0.4	674.1	2,020.6	0.1	2,017.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	580.5	2.6	565.9	1,734.3	2.7	1,687.9
Commissions	28.2	—	28.2	84.5	(0.8)	85.2
Interest and Debt Expense	2.5	(3.8)	2.6	7.9	—	7.9
Deferral of Acquisition Costs	—	(100.0)	(0.9)	—	(100.0)	(2.6)
Amortization of Deferred Acquisition Costs	—	(100.0)	3.1	—	(100.0)	10.3
Other Expenses	39.8	(10.4)	44.4	127.2	(6.4)	135.9
Total	651.0	1.2	643.3	1,953.9	1.5	1,924.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$25.6	(16.9)	$30.8	$66.7	(28.4)	$93.1

Interest Adjusted Loss Ratios:
Individual Disability	82.5%		84.9%	82.7%		84.6%
Long-term Care	91.3%		86.0%	90.1%		84.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio	11.6%		12.8%	12.4%		13.0%
Before-tax Operating Income Ratio	7.5%		8.9%	6.5%		8.9%

Premium Persistency:
Individual Disability				92.6%		92.6%
Long-term Care				95.7%		95.7%

N.M.: Not a Meaningful Percentage

Individual Disability

The decrease in premium income in the third quarter and first nine months of 2012 compared to the same periods of 2011 is due to the run-off of this closed line of business driven by expected policy terminations and maturities. Net investment income was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to a lower level of assets supporting this closed line of business and a decrease in income from bond call premiums.
Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to lower investment income in the portfolios held by the ceding companies.

Risk results for the third quarter and first nine months of 2012 were favorable relative to the comparable periods of 2011 due primarily to higher claim recovery rates and a decrease in reserves for existing claims. Interest and debt expense in the third quarter and first nine months of 2012 was generally consistent with the same periods of 2011, as principal repayments on the amount of outstanding debt issued by Northwind Holdings were offset by an increase in floating-rate interest on this debt. The other expense ratio was lower in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to lower claim litigation costs and our continued focus on operating effectiveness and expense management.

Long-term Care

The increase in premium income for the third quarter and first nine months of 2012 relative to the comparable periods of 2011 was driven by continued strong levels of premium persistency, issuances of group long-term care policies, and the implementation of rate increases on certain of our individual long-term care policies. Although we announced in the first quarter of 2012 that we would no longer sell group long-term care, we had group cases which were already in the quoting and/or underwriting process at the time of our announcement and for which we have now issued the policies. Net investment income was higher in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to an increase in the level of assets supporting this line of business and an increase in income from bond call premiums.

Risk results in the third quarter and first nine months of 2012 were unfavorable relative to the comparable periods of 2011 due primarily to higher claim incidence rates and a higher average new claim size.

We had no amortization of deferred acquisition costs in the third quarter and first nine months of 2012 due to the impairment charge recognized at December 31, 2011. The other expense ratio was lower in the third quarter and first nine months of 2012 relative to the same periods of 2011 due primarily to higher premium income and a decrease in selling and underwriting costs due to our discontinuance of the sale of group long-term care in 2012.

We continue to file requests with various state insurance departments for rate increases on certain of our individual long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing individual long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs. During 2012, we filed for rate increases on certain of our policy forms within our group product line and rate increases on some additional policy forms within our individual product line.

All Other

Operating income for our other insurance products decreased in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to lower net investment income driven by a lower level of assets supporting these closed lines of business and unfavorable mortality.
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

We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect additional premium income associated with long-term care rate increases. We also expect a small amount of new group long-term care business to continue to be issued where we are required to do so under the terms of existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility, particularly in the near-term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2012	% Change	2011	2012	% Change	2011
Operating Revenue
Net Investment Income	$6.9	(48.1)%	$13.3	$23.0	(48.4)%	$44.6
Other Income	0.4	(81.8)	2.2	2.2	(21.4)	2.8
Total	7.3	(52.9)	15.5	25.2	(46.8)	47.4

Expenses
Interest and Debt Expense	33.9	5.3	32.2	98.6	(0.8)	99.4
Other Expenses	0.8	(80.5)	4.1	0.5	(93.4)	7.6
Total	34.7	(4.4)	36.3	99.1	(7.4)	107.0

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(27.4)	(31.7)	$(20.8)	$(73.9)	(24.0)	$(59.6)

Net investment income was lower in the third quarter and first nine months of 2012 compared to the same periods of 2011 due to lower asset levels, a lower proportion of assets invested at long-term interest rates, and a decrease in investment income attributable to tax-credit partnerships. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax-credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and debt expense during the third quarter and first nine months of 2012 increased due to the issuance of $250.0 million of 5.75% senior notes in August 2012. Interest and debt expense decreased during 2012 as a result of the maturity of $225.1 million of 7.625% senior notes in March 2011. Interest and debt expense was also lower during the first nine months of 2012, as compared to the same period of 2011, due to a lower year-to-date rate of interest on our 5.625% notes that mature in 2020, a portion of which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the third quarter of 2012. Other expenses decreased in the third quarter and first nine months of 2012 compared to the same periods of 2011 due primarily to decreases in expense accruals. Partially offsetting the decrease in other expenses for the first nine months of 2012 was an impairment of a long-lived fixed asset which was recognized during the second quarter of 2012.
Segment Outlook

We expect the quality of our investment portfolio to remain strong. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

Investments
Overview

Investment activities are an integral part of our business, and profitability is significantly affected by investment results. We segment our invested assets into portfolios that support our various product lines. Generally, our investment strategy for our portfolios is to match the expected asset cash flows and durations with related expected liability cash flows and durations to consistently meet the liability funding requirements of our businesses. We seek to earn investment income while assuming credit risk in a prudent and selective manner, subject to constraints of quality, liquidity, diversification, and regulatory considerations. Our overall investment philosophy is to invest in a portfolio of high quality assets that provide investment returns consistent with that assumed in the pricing of our insurance products. Assets are invested predominately in fixed maturity securities. Changes in interest rates may affect the amount and timing of cash flows.

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

We have no exposure to subprime mortgages, "Alt-A" loans, or collateralized debt obligations in our investment portfolios. We have no direct exposure to sovereign debt of certain countries in the European Union, specifically Greece, Ireland, Italy, Portugal, and Spain. At September 30, 2012, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At September 30, 2012, we held $220.2 million fair value ($217.8 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011.
Investment Results

Net investment income decreased 1.6 percent and 0.7 percent in the third quarter and first nine months of 2012, respectively, relative to the same periods of 2011 due primarily to lower income from bond call premiums, lower income on index-linked bonds which support the claim reserves associated with certain of our Unum UK group policies that provide for inflation-linked increases, and a decline in the yield on invested assets, partially offset by higher asset levels and higher income from prepayments on mortgage-backed securities.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.54 percent as of September 30, 2012, compared to a yield of 6.67 percent as of December 31, 2011. As previously stated, we actively manage our asset and liability cash flow match and our asset and liability duration match with the objective of reducing interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Fixed Maturity Securities
Gross Gains on Sales	$4.6	$14.8	$14.0	$33.0
Gross Losses on Sales	(2.3)	(5.4)	(9.0)	(22.1)
Other-Than-Temporary Impairment Loss	—	(1.2)	—	(4.2)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	2.3	1.6	2.3	7.1
Gross Losses on Sales	—	—	—	(0.2)
Impairment Loss	(1.3)	(0.4)	(1.8)	(0.4)
Embedded Derivative in Modified Coinsurance Arrangement	19.7	(33.7)	28.7	(24.4)
Foreign Currency Transactions	(1.7)	0.4	(2.6)	(1.1)
Net Realized Investment Gain (Loss)	$21.3	$(23.9)	$31.6	$(12.3)
We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the third quarter or first nine months of 2012 or 2011.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during the third quarter or first nine months of 2012 and 2011 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(107.0) million at September 30, 2012, compared to $(135.7) million at December 31, 2011, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2012

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,653.6	$308.7	$186.9	$16.2	$2,466.7	$324.9
Capital Goods	3,843.9	561.9	135.1	7.5	3,708.8	569.4
Communications	3,080.9	548.2	106.6	8.6	2,974.3	556.8
Consumer Cyclical	1,278.1	177.0	85.5	6.5	1,192.6	183.5
Consumer Non-Cyclical	5,854.2	1,039.6	68.8	2.7	5,785.4	1,042.3
Energy (Oil & Gas)	3,916.0	765.4	44.5	1.4	3,871.5	766.8
Financial Institutions	3,644.1	378.6	208.1	17.2	3,436.0	395.8
Mortgage/Asset-Backed	2,423.6	318.3	8.3	0.5	2,415.3	318.8
Sovereigns	1,435.0	225.4	—	—	1,435.0	225.4
Technology	1,017.3	151.3	28.2	0.1	989.1	151.4
Transportation	1,396.3	272.4	—	—	1,396.3	272.4
U.S. Government Agencies and Municipalities	3,109.0	653.8	50.5	8.0	3,058.5	661.8
Utilities	11,053.8	1,880.9	269.5	22.3	10,784.3	1,903.2
Redeemable Preferred Stocks	38.9	5.9	—	—	38.9	5.9
Total	$44,744.7	$7,287.4	$1,192.0	$91.0	$43,552.7	$7,378.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2012 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2012.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.7	$11.2	$15.6	$12.8	$38.9
> 90 <= 180 days	0.4	4.1	7.1	34.3	14.1
> 180 <= 270 days	0.9	0.7	9.6	8.0	—
> 270 days <= 1 year	—	7.8	2.2	—	24.6
> 1 year <= 2 years	9.3	31.9	19.3	33.7	11.4
> 2 years <= 3 years	8.9	0.2	0.2	1.1	1.8
> 3 years	17.8	28.8	34.0	40.9	28.1
Sub-total	38.0	84.7	88.0	130.8	118.9

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	—	—	—	9.5	27.1
Sub-total	—	—	—	9.5	27.1

Total	$38.0	$84.7	$88.0	$140.3	$146.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.1	$7.6	$4.8	$3.3	$39.5
> 90 <= 180 days	3.9	6.2	9.5	11.9	15.6
> 180 <= 270 days	5.4	4.4	7.9	8.5	1.6
> 270 days <= 1 year	3.9	3.0	6.5	0.7	6.7
> 1 year <= 2 years	4.5	17.8	15.7	13.0	13.7
> 2 years <= 3 years	9.4	8.2	—	—	0.3
> 3 years	20.7	35.6	24.6	37.3	35.2
Sub-total	51.9	82.8	69.0	74.7	112.6

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	0.7
> 1 year <= 2 years	—	—	—	5.0	—
> 3 years	1.1	0.3	0.4	2.2	10.3
Sub-total	1.1	0.3	0.4	7.2	11.0

Total	$53.0	$83.1	$69.4	$81.9	$123.6

We held no securities at September 30, 2012 with a gross unrealized loss of $10.0 million or greater.

At September 30, 2012, our mortgage/asset-backed securities had an average life of 3.86 years, effective duration of 3.47 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2012, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,019.0 million and $3,150.9 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

European Fixed Maturity Securities Exposure - By Country
As of September 30, 2012

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$54.0	$50.2
Ireland	64.0	66.3
Italy	204.6	204.7
Portugal	83.7	80.3
Spain	227.7	222.8
Total	$634.0	$624.3

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of September 30, 2012. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece. The company intends to change its domicile to Switzerland, pending required shareholder approval. As of September 30, 2012, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations. This security was in an unrealized gain position as of September 30, 2012.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of September 30, 2012, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of September 30, 2012.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given the high refinancing rates and recessionary pressures. As of September 30, 2012, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of September 30, 2012.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may be required. As of September 30, 2012, our holdings in Portugal consisted of two issuers, both of which were downgraded to below-investment grade during the first and second quarters of 2012. These companies were current on their obligations to us, and we believe they will continue to meet their debt obligations.  In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of September 30, 2012.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of certain United Kingdom and United States subsidiaries of Spanish financial institutions. It is expected that Spain will receive a rescue package from the Eurozone in order to strengthen its financial institutions. Our holdings are not part of the rescue package, but we believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, and recessionary pressures. All of our Spanish domiciled securities were rated investment-grade as of September 30, 2012 and were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. In addition, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of September 30, 2012.

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

Potential risks for these corporate holdings include a lack of access to credit in their countries of domicile and redenomination risk as it pertains to their outstanding liabilities. Under either of these scenarios, we believe the risk is largely mitigated because our holdings in these countries are non-financial and operate in defensive industries that provide essential services. Most are market leaders with access to diverse, global capital markets. Current developments regarding ratings downgrades, bailout packages, or higher sovereign interest rates have not had a material impact on our financial condition or results of operations.

Mortgage Loans

Our mortgage loan portfolio was $1,665.2 million and $1,612.3 million on an amortized cost basis at September 30, 2012 and December 31, 2011, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held three mortgage loans at September 30, 2012 and two at December 31, 2011 which were considered impaired and were carried at the estimated net realizable values of $21.6 million and $22.5 million, respectively, net of valuation allowances of $2.8 million and $1.5 million, respectively.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $9.8 million at September 30, 2012. We held cash collateral of $15.3 million from our counterparties at September 30, 2012. The carrying value of fixed maturity securities posted as collateral to our counterparties was $129.4 million at September 30, 2012. We had no cash posted as collateral to our counterparties at September 30, 2012. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $59.0 million and $58.6 million on a fair value basis at September 30, 2012 and December 31, 2011, respectively.
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

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We contributed £2.0 million during the first nine months of 2012 and expect to make additional contributions of approximately £0.6 million during the fourth quarter of 2012.

In August 2012, we issued $250.0 million of senior notes. These notes, due in 2042, bear interest at a fixed rate of 5.75% and are payable semi-annually. The net proceeds are expected to be used for general corporate purposes.

In May 2010, our board of directors authorized the repurchase of up to $500.0 million of Unum Group's common stock, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The $500.0 million share repurchase program had an expiration date of May 2011. In February 2011, our board of directors authorized the repurchase of up to $1.0 billion of Unum Group's common stock, in addition to the amount remaining to be repurchased under the $500.0 million authorization. The $1.0 billion share repurchase program had an expiration date of August 2012. In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The $750.0 million share repurchase program has an expiration date of January 2014 and replaced the previous authorization of $1.0 billion that was scheduled to expire in August 2012.

During the first quarter of 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of approximately 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement. The shares repurchased pursuant to the accelerated repurchase agreement completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during 2011. During the first nine months of 2012, we repurchased 18.6 million shares on the open market at a cost of $400.5 million. The dollar value of shares remaining under the $1.0 billion repurchase program, prior to its replacement, was $224.7 million. As previously noted, this share repurchase program was superseded and replaced by the $750.0 million share repurchase program authorized in July 2012. The dollar value of shares remaining under the $750.0 million repurchase program was approximately $650.0 million at September 30, 2012.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $762 million and $756 million at September 30, 2012 and December 31, 2011, respectively. The September 30, 2012 balance, of which $137 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.68 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $953.8 million for the first nine months of 2012, compared to $788.7 million in the same period of 2011. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $869.9 million for the first nine months of 2012 compared to $141.0 million for the same period of 2011.

Proceeds from sales of available-for-sale securities decreased in the first nine months of 2012 compared to the same period of 2011 because of a lack of suitable available securities in which to reinvest our proceeds due primarily to lower treasury rates and credit spreads. Proceeds from maturities of available-for-sale securities were higher in the first nine months of 2012 compared to the same period of 2011 primarily due to a significant increase in proceeds from bond calls and prepayments on mortgage-backed securities.

Proceeds from sales and maturities of other investments increased slightly in the first nine months of 2012 compared to the same period of 2011 primarily due to an increase in proceeds from the terminations of derivative contracts within our cash flow hedging programs and an increase in maturities from mortgage loans, partially offset by a decrease in proceeds from private equity partnership distributions.

Purchases of available-for-sale securities were higher in the first nine months of 2012 compared to the same period of 2011. Funds available for reinvestment increased during the first nine months of 2012 due to the increase in proceeds from maturities, as previously noted.

Net purchases of short-term investments increased in the first nine months of 2012 compared to the same period of 2011 due to the increase in activity within our securities lending program which contributed to an increase in purchases of short-term investments due to the investment of cash collateral received. Additionally, we had net sales of short-term investments in the first nine months of 2011 to provide funding for payment for our debt maturing in March 2011 and to fund our 2011 share repurchases.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $146.9 million for the first nine months of 2012, compared to $649.0 million in the same period of 2011.

During the first nine months of 2012 and 2011, the balance outstanding under our securities lending program increased by $146.0 million and $342.4 million, respectively. During the first nine months of 2011, we also made short-term debt repayments of $225.1 million at the maturity date of our senior notes due March 2011.

In August 2012, we received proceeds of $250.0 million, less debt issuance costs of $2.2 million and a debt discount of $1.4 million, from the issuance of $250.0 million of 5.75% senior notes.

During the first nine months of 2012 and 2011, Northwind Holdings made principal payments of $38.1 million and $59.4 million, respectively, on its floating rate, senior secured non-recourse notes, and Tailwind Holdings made principal payments of $7.5 million in each nine month period on its floating rate, senior secured non-recourse notes.

During the first nine months of 2012 and 2011, we repurchased 18.6 million and 25.4 million shares of Unum Group's common stock, respectively, at a cost of $400.5 million and $619.9 million, respectively.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and Financial Services Authority (FSA) capital adequacy requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level above capital adequacy requirements. We also expect Unum Limited to operate above FSA capital adequacy requirements and minimum solvency margins.
Debt

At September 30, 2012, we had short-term debt of $458.3 million, consisting entirely of securities lending agreements, and long-term debt of $2,781.5 million, consisting primarily of senior secured notes and junior subordinated debt securities. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 30.5 percent at September 30, 2012, compared to 28.7 percent at December 31, 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 25.2 percent at September 30, 2012, compared to 23.5 percent at December 31, 2011. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the issuance of $250.0 million senior notes in August 2012 and the increase in short-term debt related to securities lending agreements outstanding at September 30, 2012, partially offset by our principal payments on the debt of Northwind Holdings and Tailwind Holdings during the first nine months of 2012. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

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
Commitments

At September 30, 2012, we had legally binding unfunded commitments of $112.2 million and $5.6 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $125.0 million to fund certain investments in private placement fixed maturity securities, $73.1 million to fund certain private equity partnerships, and $117.1 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2011. During the first nine months of 2012, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt and non-binding commitments for certain investments, as noted herein.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $458.3 million of securities lending agreements outstanding which were collateralized by cash at September 30, 2012 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2012 was $422.6 million, and the maximum amount outstanding at any month end was $467.1 million. In addition, at September 30, 2012, we had $15.7 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2012 was $15.8 million, and the maximum amount outstanding at any month end was $16.9 million.

We had no repurchase agreements outstanding at September 30, 2012, nor did we utilize any repurchase agreements during the first nine months of 2012. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa2 (Adequate)	BBB (Adequate)

Financial Strength Ratings
Provident Life and Accident	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Provident Life and Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
First Unum Life	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Paul Revere Variable	B++(Good)	A (Strong)	A2 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A (Strong)

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

On February 6, 2012 and August 3, 2012, Fitch affirmed its A rating of Unum's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable." On March 15, 2012, AM Best affirmed its A rating of Unum's domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On August 16, 2012, Moody's upgraded the financial strength rating of Unum's primary domestic insurance subsidiaries from A3 to A2 and raised the credit ratings of Unum Group's senior debt from Baa3 to Baa2. Moody's outlook for all ratings is "stable." On October 9, 2012, S&P raised its credit rating of Unum Group's senior debt from BBB- to BBB and raised the financial strength ratings of Unum's primary domestic insurance subsidiaries from A- to A. S&P revised the outlook on all ratings to "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during the first nine months of 2012 or prior to the date of this filing.

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

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2011. During the first nine months of 2012, there was no substantive change to our market risk or the management of this risk.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 9 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2012	—	$—	—	$750,000,000
August 1 - 31, 2012	3,423,000	19.26	3,423,000	684,075,516
September 1 - 30, 2012	1,696,687	20.11	1,696,687	649,950,390
Total	5,119,687		5,119,687

(1)	The average price paid per share excludes the cost of commissions.

(2)
In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through January 2014. This program replaced the previous authorization of $1.0 billion that was scheduled to expire in August 2012.

ITEM 6.	EXHIBITS

Index to Exhibits

Exhibit 4.1	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on August 23, 2012).

Exhibit 4.2
Indenture for Senior Debt Securities, dated as of August 23, 2012, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Unum Group's Form 8-K filed on August 23, 2012).

Exhibit 10.1	Form of Restricted Stock Unit Agreement with Director for awards under the Unum Group Stock Incentive Plan of 2012.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 1, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)

Date:	November 1, 2012	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date:	November 1, 2012	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer

Date:	November 1, 2012	/s/ Vicki W. Corbett
Vicki W. Corbett
Senior Vice President, Controller