Form 10-K
period 2012-12-31
Unum Group
filed 2013-02-22
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $5.4 billion. As of February 20, 2013, there were 269,798,478 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2012.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management's Discussion and Analysis in Item 7, and the consolidated financial statements and related notes in Item 8), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission (SEC), may be considered forward-looking statements within the meaning of the Act. Forward-looking statements are those not based on historical information, but rather relate to our outlook, future operations, strategies, financial results, or other developments. Forward-looking statements speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the SEC, a practice which is known as "incorporation by reference." You can find many of these statements by looking for words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "plans," "assumes," "intends," "projects," "goals,” "objectives," or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	Unfavorable economic or business conditions, both domestic and foreign.

•	Sustained periods of low interest rates.

•
Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality rates, and offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of claims management operations, and changes in government programs.

•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.

•
Investment results, including, but not limited to, changes in interest rates, defaults, changes in credit spreads, impairments, and the lack of appropriate investments in the market which can be acquired to match our liabilities.

•
Ineffectiveness of our derivatives hedging programs due to changes in the economic environment, counterparty risk, ratings downgrades, capital market volatility, changes in interest rates, and/or regulation.

•	Increased competition from other insurers and financial services companies due to industry consolidation or other factors.

•	Changes in our financial strength and credit ratings.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•	Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, consumer confidence, and/or legislative and regulatory changes.

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Changes in accounting standards, practices, or policies.

•	Fluctuation in foreign currency exchange rates.

•	Ability to generate sufficient internal liquidity and/or obtain external financing.

•	Availability of reinsurance in the market and the ability and willingness of our reinsurers to meet their obligations to us.

•	Recoverability and/or realization of the carrying value of our intangible assets, long-lived assets, and deferred tax assets.

•
The effectiveness of our disaster recovery systems, including our ability to recover our systems and information in the event of a disaster or unanticipated event and to protect our systems and information from unauthorized access and deliberate attacks.

•	Events or consequences relating to terrorism and ongoing military actions, both domestic and foreign.

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

We have three major business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Reporting Segments" included herein in this Item 1.

Business Strategies

The benefits we provide help protect people from the financial hardship of illness, injury, or loss of life by providing support when it is needed most. As one of the leading providers of employee benefits in the U.S. and the U.K., we offer a broad portfolio of products and services through the workplace.

Specifically, we offer group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that help employers of all sizes attract and retain a stronger workforce while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits represent the single most effective way to provide workers with access to the information and options they need to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

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

During 2013, we intend to remain focused on disciplined top-line growth in select markets, continued effectiveness in our operating performance, and a consistent, sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. Measured as a percentage of our 2012 consolidated premium income, our premium income was approximately 57.8 percent for Unum US, 9.0 percent for Unum UK, 15.4 percent for Colonial Life, and 17.8 percent for Closed Block. Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability - recently issued insurance and voluntary benefits products. Unum US products are issued primarily by Unum America and Provident. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. Premium income for Unum US totaled $4,456.5 million in 2012. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products, with a focus on benefit offerings in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, and the voluntary benefits market segment.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 46.1 percent of the Unum US segment premium income in 2012. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

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

Profitability of group long-term and short-term disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. In general, experience-rated disability coverage for large groups has narrower profit margins and represents less risk to us than business of this type sold to small employers because we bear all of the risk of adverse claims experience in small case fully insured coverages while larger employers often bear a portion of this risk themselves. We routinely make pricing adjustments, when contractually permitted, which take into account the emerging experience on our group insurance products.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 29.1 percent of the Unum US segment premium income in 2012. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages and includes a provision for waiver of premium, if disabled. Accidental death and dismemberment consists primarily of an additional benefit amount payable if death or severe injury is attributable to an accident.

Premiums are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting practices and rate guarantees are similar to those used for group disability products, and evidence of insurability is required for benefits in excess of a specified limit.

Profitability of group life and accidental death and dismemberment insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Individual Disability - Recently Issued

Individual disability - recently issued products generated approximately 10.7 percent of the Unum US segment premium income in 2012. The policies included in this line of business were issued subsequent to the mid 1990s after substantial changes in product design were implemented to improve the overall risk profile of this type of product. Individual disability is offered primarily to multi-life employer groups to supplement their group disability plans and may be funded by the employer, but the policy is owned by the employee and is portable should the employee change employers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. The benefits, including the underlying group disability coverage, typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods, product features, and waiting periods before benefit payments begin, which permits tailoring of the multi-life policy to a specific employer's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses, also on a multi-life basis. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, product feature, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Our underwriters evaluate the medical condition and financial needs of prospective insureds prior to the issuance of a policy. Individuals in multi-life groups may be subject to limited medical underwriting. The majority of our individual disability - recently issued policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or change the premium.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Voluntary Benefits

Voluntary benefits products generated approximately 14.1 percent of the Unum US segment premium income in 2012. Voluntary benefits products are primarily sold to groups of employees through payroll deduction at the workplace and include individual universal life and interest-sensitive life, individual disability, group and individual critical illness, group and individual accident, and individual cancer products.

Premium rates for voluntary benefits products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels. Individual voluntary benefits products other than life insurance, and generally our group products as well, are offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability of voluntary benefits products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Unum UK Segment

Our Unum UK segment includes insurance for group long-term disability, group life, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, critical illness, and voluntary benefits products. Unum UK's products are issued primarily by Unum Limited and are sold in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for Unum UK totaled $694.6 million in 2012, or £438.1 million in local currency. Our market strategy for Unum UK is to offer benefits to employers and employees through the workplace with a focus on expanding the number of employers and employees covered.

Group Long-term Disability

Group long-term disability products contributed approximately 58.9 percent of the Unum UK segment premium income in 2012. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 67. The benefits are limited to specified maximums as a percentage of income.

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

Profitability of group long-term disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience.

Group Life

Group life products contributed approximately 31.9 percent of the Unum UK segment premium income in 2012. Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product providing a lump sum benefit to the beneficiary on death of an employee and a group dependent life product, which we discontinued offering in 2012, which provides an annuity to the beneficiary on death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 5.2 percent of the Unum UK segment premium income in 2012. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured's monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder's needs. Individual disability products do not provide for the accumulation of cash values.

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

Critical Illness

Critical illness products generated approximately 4.0 percent of the Unum UK segment premium income in 2012. Group critical illness products are sold to groups of employees. Individual critical illness products are offered to individual retail customers. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event.

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

Profitability of these products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Voluntary Benefits

In 2012, Unum UK began offering a voluntary benefits product in the UK marketplace, a de minimis amount of which was sold during the year.

Colonial Life Segment

Our Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers. Premium income for Colonial Life totaled $1,194.5 million in 2012. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services with a focus on core commercial and public sector markets.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 60.6 percent of the Colonial Life segment premium income in 2012, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis.

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

Profitability is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

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

Life

Group and individual life products contributed approximately 17.6 percent of the Colonial Life segment premium income in 2012 and are primarily comprised of universal life, whole life, level term life, and a small block of group term life policies.

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

Profitability is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 21.8 percent of the Colonial Life segment premium income in 2012. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable wherein we have the ability to change premiums on a state by state basis.

Profitability of these products is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Premium income for Closed Block totaled $1,370.5 million in 2012.

Individual Disability

Individual disability policies generated approximately 53.7 percent of the Closed Block segment premium income in 2012. We sold these types of policies on a limited basis subsequent to the mid 1990s and entirely discontinued issuing new policies in this closed block of business in 2004, other than through update features contractually allowable on existing policies.

The majority of the policies represent individual disability insurance which was written on a noncancelable basis and was marketed on a single-life customer basis.

Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

We have reinsurance agreements on approximately 77 percent of the block of business which provides approximately 67 percent reinsurance coverage for that portion of the consolidated risk above a specified retention limit, which at December 31, 2012, equaled approximately $6.8 billion.  The maximum risk limit for the reinsurer on this portion of the consolidated risk grows to approximately $2.2 billion over time, after which any further losses will revert to us.

Group and Individual Long-term Care

Long-term care policies generated approximately 46.1 percent of the Closed Block segment premium income in 2012. We discontinued offering group long-term care in 2012 and individual long-term care in 2009. Group long-term care was previously offered to employers for the benefit of employees. We expect that a small amount of new group business will continue to be issued through features contractually allowable on existing group policies. Individual long-term care was previously marketed on a single-life customer basis.

Long-term care insurance pays a benefit upon the loss of two or more activities of daily living and the insured's requirement of standby assistance or cognitive impairment. Payment is generally made on an indemnity basis, regardless of expenses incurred, up to a lifetime maximum. Benefits begin after a waiting period, usually 90 days or less, and are generally paid for a period of three years, six years, or lifetime.

Premium rates for long-term care vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Underwriting for group long-term care insurance is based primarily on the age of the insured and certain characteristics of the group. There is an "active at work" requirement for insurability, and for coverage above a stated maximum, we evaluate the medical condition of the prospective individual insureds. Long-term care insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval.

Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Other

Other insurance products not actively marketed include individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities. The majority of these products have been reinsured, with approximately 79 percent of reserves at December 31, 2012 ceded to other insurance companies. These products contributed approximately 0.2 percent of the Closed Block segment premium income in 2012.

Corporate Segment

Our Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

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

In general, the maximum amount of risk retained by our U.S. insurance subsidiaries and not ceded is $750,000 per covered life per policy under a group or individual life policy and $750,000 per covered life per policy under a group or individual accidental death and dismemberment policy. For Unum Limited, during 2012 we generally retained £1.0 million per covered life. Effective January 1, 2013, we entered into reinsurance arrangements which lower our retention limit to £500,000 per covered life. The amount of risk retained on individual disability products varies by policy type and year of issue. Other than catastrophic reinsurance coverage, we generally do not reinsure group or individual disability policies issued subsequent to 1999.

We have global catastrophic reinsurance coverage which includes five layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. We have 50 percent reinsurance coverage in the first layer, 80 percent coverage in the second, third, and fourth layers, and 60 percent coverage in the fifth layer, for a total of $475 million of catastrophic coverage, after a $50 million deductible. Layer one provides $25 million of coverage, layers two through four provide $40 million, $80 million, and $120 million of coverage, respectively, and layer five provides $210 million of coverage. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism. In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. The coverage is placed at 40 percent reinsurance for a total of £75 million of catastrophic coverage, after a £225 million deductible. Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

Our reinsurance recoverable at December 31, 2012 relates to 85 companies. Thirteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2012, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A and Notes 1 and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The assumptions we use to calculate our reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is not less favorable than our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include disability claim incidence rates, disability claim recovery rates, mortality rates, policy persistency, interest rates, and policy benefit offsets, including those for social security and other government-based welfare benefits. We periodically review our experience and update our policy reserves for new issues and reserves for all claims incurred, as we believe appropriate.

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

For further discussion of reserves, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

Refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of investments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on our investments and derivative financial instruments.

Ratings

AM Best, Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and Standard & Poor's Ratings Services (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency's opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency's view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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

Our financial strength ratings as of February 2013 for our principal U.S. domiciled insurance company subsidiaries were:

•	A (Excellent) by AM Best - 3rd of 16 rankings

•	A (Strong) by Fitch - 6th of 19 rankings

•	A2 (Good) by Moody's - 6th of 21 rankings

•	A (Strong) by S&P - 6th of 21 rankings

Our issuer credit ratings for Unum Group as of February 2013 were:

•	bbb (Good) by AM Best - 9th of 22 rankings

•	BBB (Good) by Fitch - 9th of 21 rankings

•	Baa2 (Adequate) by Moody's - 9th of 21 rankings

•	BBB (Adequate) by S&P - 9th of 22 rankings

As of February 2013, all four rating agencies have a "stable" outlook for our Company, and none of the ratings are currently under review or on credit watch. See further discussion in "Risk Factors" contained herein in Item 1A and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratings" contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Competition

There is intense competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a limited number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

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

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the group products and the large number of insurance companies offering products in this market. There is a risk that purchasers of employee benefits products may be able to obtain more favorable terms from competitors in lieu of renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

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

The NAIC's Solvency Modernization Initiative (SMI) began in June 2008. The SMI is a self-examination of the United States' insurance solvency regulation framework and includes a review of international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation. The SMI is a wide-ranging initiative that, by its nature, will evolve to respond to national and international insurance regulatory and solvency developments. Current SMI goals and the principles developed through the SMI's exploration of capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting, and reinsurance will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. Progress on the various initiatives is expected to continue throughout 2013. Although the NAIC has made progress with some legislation, effective dates are uncertain as the legislation is subject to adoption of enabling legislation by individual states, which has not yet occurred.

Unum Limited is subject to regulation, including capital adequacy requirements and minimum solvency margins, by the FSA in the U.K.  Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company's individual risk profile.  Solvency II, a European Union directive that will prescribe new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, will replace the current capital requirements for Unum Limited.  Our European holding company will also be subject to the Solvency II requirements relevant to insurance holding companies, and its subsidiaries, including Unum Limited, will be subject to group supervision under Solvency II. Solvency II requirements have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management underpinned by prospective risk identification and quantification, and (iii) disclosure and regulatory reporting requirements.  Although the regulatory timetable remains uncertain, the effective adoption date is expected to be no earlier than January 1, 2015.  The impact of Solvency II on our U.K. subsidiaries cannot be determined at this time, but its implementation could result in increased capital, supervisory, and disclosure requirements.

Our Bermuda-based insurance subsidiary is subject to regulation by the Bermuda Monetary Authority (BMA). Over the past few years, the BMA has been engaged in a comprehensive review and assessment of its insurance regulatory and solvency framework. The scope and scale of the BMA's proposed changes are broad, and the insurance industry in Bermuda is and will be subject to new rules regarding governance, administrative and accounting processes, capital requirements, and disclosure requirements. The regulatory timetable and effective adoption dates remain uncertain. The impact of the proposed changes cannot be determined at this time, but the implementation of the requirements could result in increased capital and governance requirements for our Bermuda-based insurance subsidiary.

See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources" contained herein in Item 7.

Insurance Holding Company Regulation

We are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), which currently include Maine, Massachusetts, Tennessee, South Carolina, New York, Vermont, and California. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. Although these changes are only beginning to be adopted by individual state regulators, it can be expected that most will ultimately adopt them in some form. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. A completed activity within the SMI includes the recent adoption by the NAIC of the Risk Management and Own Risk and Solvency Assessment Model Act and the Own Risk and Solvency Assessment (ORSA) Guidance Manual which require insurers to provide a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. We expect to file our ORSA summary report with the applicable insurance regulators in 2015.

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

Geographic Areas

Segment operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment totaled $865.5 million, $877.8 million, and $822.3 million for 2012, 2011, and 2010, respectively. These amounts were approximately 8.3 percent, 8.5 percent, and 8.1 percent of consolidated segment operating revenue for 2012, 2011, and 2010, respectively. As of December 31, 2012, total assets and liabilities for our Unum UK segment were $4.0 billion and $2.9 billion, respectively, or approximately 6.4 percent and 5.5 percent of consolidated assets and liabilities, respectively. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2012, we had approximately 9,100 full-time employees.

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

Name	Age	Position
Thomas R. Watjen	58	President and Chief Executive Officer and a Director
Liston Bishop III	66	Executive Vice President and General Counsel
Randall C. Horn	60	Executive Vice President, President and Chief Executive Officer, Colonial Life
Kevin P. McCarthy	57	Executive Vice President and Chief Operating Officer; President and Chief Executive Officer, Unum US
John F. McGarry	55	Executive Vice President, Individual Disability and Long-term Care Closed Block Operations
Richard P. McKenney	44	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	46	President and Chief Executive Officer, Unum UK

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

Mr. Bishop became Executive Vice President and General Counsel in October 2008, having served as Interim General Counsel beginning in April 2008. From August 1979 through September 2008, Mr. Bishop practiced corporate and securities law as a member of the law firm of Miller & Martin PLLC, except during the period from January 2005 through July 2007 when he was employed as deputy general counsel and corporate secretary of Coca-Cola Enterprises Inc.

Mr. Horn was named Executive Vice President, President and Chief Executive Officer, Colonial Life in May 2006. Prior to that, he served as President and Chief Executive Officer, Colonial Life from March 2004.  Before joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from 1993 until 2003, having joined that company in 1981.

Mr. McCarthy was named Executive Vice President and Chief Operating Officer in January 2012, in addition to maintaining his role as President and Chief Executive Officer of Unum US, a position he has held since May 2007. He previously served as Executive Vice President, President, Unum US from January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Mr. McGarry was named Executive Vice President, Individual Disability and Long-term Care Closed Block Operations in September 2012, after having served as Executive Vice President, President and Chief Executive Officer, Unum UK from July 2010. He previously served as Senior Vice President, Benefits, Individual Disability, and National Client Group Business, for Unum US from January 2010. Prior to that, he served in various other capacities within Unum US, including Senior Vice President, Benefits Operations and Risk Management from March 2008 to January 2010, Senior Vice President, Benefits Operations from January 2006 to March 2008, and Senior Vice President, Underwriting Operations from August 2005 to January 2006. Mr. McGarry originally joined a Unum Group predecessor company in 1986.

Mr. McKenney was named Executive Vice President and Chief Financial Officer in August 2009, having joined the Company in July 2009. Before joining the Company, Mr. McKenney served as Executive Vice President and Chief Financial Officer of Sun Life Financial Inc., an international financial services company, from February 2007, having joined that company as Executive Vice President in September 2006. He served as Senior Vice President and Chief Financial Officer of Genworth Financial, Inc., a global financial security company, from May 2004 until August 2006.

Mr. O'Donnell was named President and Chief Executive Officer, Unum UK, in September 2012, after having joined the Company as Unum Limited's Chief Financial Officer in 2010. Prior to joining Unum Limited, Mr. O'Donnell served as Director of Group Finance at Prudential plc, an international financial services company, from May 2008 to May 2010. He served as Finance director at Royal & SunAlliance plc, an international financial services company, from May 2005 to May 2008.

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

Unfavorable economic conditions may result in lower sales, lower premium growth and persistency, higher disability claims incidence, and longer claims duration, which may adversely affect our results of operations or financial condition.

We are affected by conditions in the capital markets and the general economy, both in the United States, the United Kingdom, and to a lesser extent, the entire European Union and Asian financial markets. A challenging business environment and volatile markets persisted through 2012 and may continue in 2013. Adversity in the capital markets and the general economy may adversely affect our business and results of operations.

In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher disability claims incidence, longer disability claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

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

Our net periodic benefit costs and the value of our benefit obligations for our pension plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We set the discount rate assumption at the measurement date for each of our plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs. Our expectations for the future investment returns of plan assets are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The rate of return on pension plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Declines in long-term interest rates or the fair value of our plan assets may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity. Conversely, a rise in interest rates could unfavorably impact the fair value of certain investments in our pension plans.

See "Reserves for Policy and Contract Benefits" contained herein in Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Actual claim experience may differ from our reserve assumptions which may adversely affect our results of operations or financial condition.

In recent years, we have experienced volatility in risk results in various lines of business. Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual claim experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may continue to increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts, which could have a material adverse effect on our results of operations or financial condition.

See "Reserves for Policy and Contract Benefits" contained herein in Item 1, "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

We and our insurance subsidiaries are subject to extensive supervision and regulation, which may affect the cost or demand for our products, increase capital requirements for our insurance subsidiaries, and adversely affect our profitability, liquidity, or growth.

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

Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability. Changes in tax laws and other regulations or interpretations of such laws or regulations could increase our corporate taxes. Furthermore, the value of deferred tax assets could be impacted by our future earnings levels. Changes in tax laws could also make some of our products less attractive to consumers. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our financial condition or results of operations.

Dodd-Frank directs existing and recently created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations, cash flows, or financial condition, require us to raise additional capital, or result in a downgrade of our credit ratings.

Most group long-term and short-term disability plans we administer are governed by the Employee Retirement Income Security Act (ERISA). Changes to ERISA enacted by Congress or through judicial interpretations may adversely affect the risk to us of managing employee benefit plans, increase the premiums associated with such plans, and ultimately affect their affordability and our profitability.

The insurance departments in jurisdictions wherein our insurance subsidiaries conduct business may limit our ability to obtain rate increases under guaranteed renewable contracts or could require changes in rates and/or benefits to meet minimum loss ratio requirements which could negatively impact the profitability of our products. Many regulatory and governmental bodies have the authority to review our products and business practices and those of our agents and employees. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices are improper. These actions could result in substantial fines or restrictions on our business activities and could have a material adverse effect on our business or results of operations.

Regulatory examinations or investigations could result in, among other things, changes in our claims handling or other business practices, changes in procedures for the identification and escheatment of abandoned property, changes in the use and oversight of reinsurance, increases to reserving requirements, changes in governance and other oversight procedures, assessments by tax authorities or other governing agencies, fines, and other administrative action, which could injure our reputation, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, impair our ability to sell or retain insurance policies, and/or have a material adverse effect on our results of operations or financial condition. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits.

See "Regulation" contained herein in Item 1 and Notes 6 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

In addition to interest rate risk as previously discussed, we are exposed to other risks related to our investment portfolio which may adversely affect our results of operations, financial condition, or liquidity.

Default Risk

Our investment portfolio consists primarily of fixed maturity securities. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer's industry, a significant deterioration in the cash flows of the issuer, unforeseen accounting irregularities or fraud committed by the issuer, widening risk spreads, ratings downgrades, a change in the issuer's marketplace or business prospects, or other events that adversely affect the issuers of these securities may result in the issuer defaulting on its obligations. In the European Union, the sovereign debt crisis, concerns over bank exposure to sovereign debt, and questions about the stability and viability of the euro may result in an issuer defaulting on its obligations. Financial contagion may occur at both the international and domestic levels.

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

Credit Spread Risk

Our exposure to credit spreads, which is the yield above comparable Treasury securities, primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads may unfavorably impact the net unrealized gain or loss position of the investment portfolio and may adversely impact liquidity. Credit spread tightening may reduce net investment income associated with new purchases of fixed income securities.

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

Market Timing and Liquidity Risk

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, there may at times be a lack of appropriate investments in the market which can be acquired. In addition, we may in certain circumstances need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. Events such as these may force us to sell securities in an unfavorable interest rate or credit environment, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and derivatives.

The effectiveness of our hedging programs may be affected by changes in the economic environment, changes in interest rates, capital market volatility, non-performance by our counterparties, changes in the level of required collateral, or regulation, which may adversely affect our results of operations, financial condition, or liquidity.

We use derivative financial instruments to help us manage certain risks related to our business operations, primarily interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the European economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute effective hedges due to the increased economic cost of hedges.

Competition may adversely affect our market share or profitability.

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. The level and intensity of competition may grow due to existing competitors becoming more aggressive, new competitors entering the market, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future, which may adversely affect our market share or profitability. See "Competition" contained herein in Item 1 for further discussion.

A decrease in our financial strength or issuer credit ratings may adversely affect our competitive position, our ability to hedge our risks, and our cost of capital or ability to raise capital, which may adversely affect our results of operations, financial condition, or liquidity.

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital and our ability to raise additional capital. If we are downgraded significantly, ratings triggers in our derivatives financial instrument contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

See "Ratings" contained herein in Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, and cyber security incidents.

In addition, as an insurance company, we are paid to accept certain risks. Those who conduct our business, including executive officers and members of management, sales managers, investment professionals, and to some extent, independent agents and brokers, do so in part by making decisions that involve exposing us to risk. These include decisions such as maintaining effective underwriting and pricing discipline, maintaining effective claim management and customer service performance, managing our investment portfolio and derivatives trading activities, delivering effective technology solutions, complying with established sales practices, executing our capital management strategy, exiting a line of business and/or pursuing strategic growth initiatives, and other decisions. Although we employ controls and procedures designed to monitor business decisions and prevent us from taking excessive risks or unintentionally failing to comply with internal policies and practices such that errors occur, there can be no assurance that these controls and procedures will be effective. If our employees and business associates take excessive risks and/or fail to comply with internal policies and practices, the impact of those events may damage our market position and reputation.

Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business, which could adversely affect our results of operations or financial condition. Damage to our reputation may also hinder our ability to raise new capital and/or increase our cost of capital. See "Regulation" contained herein in Item 1 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on regulatory matters and legal proceedings.

We provide a broad array of disability, long-term care, group life, and voluntary insurance products that are affected by many factors, and changes in any of those factors may adversely affect our results of operations, financial condition, or liquidity.

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

Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates. However, these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. The pricing actions available in the individual disability market differ among product classes. Our individual noncancelable disability policies, in which the policy is guaranteed to be renewable through the life of the policy at a fixed premium, do not permit us to adjust premiums on our in-force business. Guaranteed renewable contracts that are not noncancelable can be re-priced to reflect adverse experience, but rate changes cannot be implemented as quickly as in the group disability market.

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

Our risk management program may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

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

Litigation is common in our businesses and may result in financial losses and/or harm to our reputation.

We are defendants in a number of lawsuits, and the outcome of these lawsuits is uncertain.  An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, materially and adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

As part of our normal operations in managing claims, we are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Typically those lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages may, from time to time, have a material adverse effect on our results of operations. We are unable to estimate a range of reasonably possible punitive losses.

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on legal proceedings.

Changes in accounting standards may materially affect our financial statements.

Our financial statements are subject to the application of generally accepted accounting principles, in both the United States and the United Kingdom, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the U.S. Financial Accounting Standards Board (FASB), the U.K. Accounting Standards Board (ASB), and the NAIC. Accounting standards issued by the FASB and ASB may be influenced by the International Accounting Standards Board (IASB). These authoritative bodies have several ongoing projects regarding accounting standards that will likely be adopted in the near future. Future accounting standards we adopt will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition.

Currency translation could materially impact our reported operating results.

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

A change in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. Deterioration in the credit market, which could delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner, could also negatively impact our cash flows. Regulatory changes such as those discussed herein in this Item 1A may impose higher capital or reserve requirements on our insurance subsidiaries, increase collateral requirements for certain of our derivatives transactions, and/or implement other requirements which could unfavorably affect our liquidity. Without sufficient liquidity, our ability to maintain and grow our operations would be limited. If our internal sources of liquidity prove to be insufficient, we may be unable to successfully obtain additional financing and capital on favorable terms, or at all, which may adversely affect us.

In the near term, we expect that our need for external financing will be small, but changes in our business could increase our need. If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S., the FSA in the U.K., and the rating agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by regulatory authorities, or a downgrade by the rating agencies. Need for additional capital may limit a subsidiary's ability to distribute funds to the holding company and adversely affect our ability to pay dividends on our common stock and meet our debt and other payment obligations. Our insurance company subsidiaries are subject to regulatory limitations on the payment of dividends and on other transfers of funds or other assets to affiliates. The level of statutory earnings and capital in our insurance subsidiaries could impact their ability to pay dividends or to make other transfers of funds to our holding companies, which could impair our ability to pay our dividends or meet our debt and other payment obligations.

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

See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 for further discussion and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of the existing regulatory limitations on dividends.

Reinsurance may not be available or affordable, or reinsurers may be unwilling or unable to meet their obligations under our reinsurance contracts, which may adversely affect our results of operations or financial condition.

As part of our overall risk management and capital management strategies, we purchase reinsurance for certain risks underwritten by our various businesses. Market conditions beyond our control determine the availability and cost of reinsurance. Any decrease in the amount of reinsurance will increase our risk of loss and may impact the level of capital requirements for our insurance subsidiaries, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business, result in the assumption of more risk with respect to the policies we issue, and increase our capital requirements. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

We have assets which may not be fully recoverable or realizable, which could adversely affect our results of operations or financial condition.

If our business does not perform well or as initially anticipated in our assumptions, we may be required to accelerate amortization or recognize an impairment loss on intangible assets or long-lived assets or to establish a valuation allowance against the deferred income tax asset.

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

Goodwill is not amortized, but on an annual basis, or more frequently if necessary, we review the carrying amount of goodwill for indications of impairment, considering in that review the financial performance and other relevant factors. In accordance with accounting guidance, we test for impairment at either the operating segment level or one level below. In addition, certain events including, but not limited to, a significant adverse change in legal factors or the business environment, an adverse action by a regulator or rating agency, or unanticipated competition would cause us to review goodwill for impairment more frequently than annually.

Long-lived assets, including assets such as real estate and information technology software, also require impairment testing to determine whether changes in circumstances indicate that we may be unable to recover the carrying amount.

We assess our deferred tax assets to determine if they are realizable. Factors in our determination include the performance of the business, including the ability to generate future taxable income. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance is established with a corresponding charge to net income.

Charges such as accelerated amortization, impairment losses, or the establishment of valuation allowances could have a material adverse effect on our results of operations or financial condition.

See "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 6, and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

The occurrence of events unanticipated in our disaster recovery systems could result in a loss or disclosure of confidential information and damage to our reputation and could impair our ability to conduct business effectively, which could adversely affect our results of operations or financial condition.

In the event of a disaster such as a natural catastrophe, an epidemic, a cyber security breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

We rely heavily on information technology systems to administer almost every aspect of our business. We also store confidential policyholder and employee information and other proprietary information as a part of our normal business operations. Our systems are subject to a number of risks, including, but not limited to, physical and electronic break-ins, cyber attacks, and similar disruptions from unauthorized tampering, including threats that may come from external factors or may originate internally from within our company. If one or more of these events occurs, it could potentially jeopardize confidential, proprietary, and other information processed and stored in, and transmitted through, our information technology systems, or otherwise cause interruptions or malfunctions in our or our customers' operations, which could result in reputational harm, litigation, increased expenses, regulatory penalties, and/or customer dissatisfaction or loss, which could adversely impact our profitability, our business, and our reputation.

Maintaining security systems to protect our information technology systems and data is critical to our reputation. We seek to prevent, detect, and investigate security incidents to prevent their recurrence, but in some cases we may be unaware of emerging threats and the magnitude of their effects, or we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure to these consequences. We maintain cyber liability insurance that provides coverage for network security, privacy liability, technology errors and omissions, media liability, first party network business interruption, electronic restoration, and cyber extortion.  This coverage also provides sub-limits for credit monitoring, notification costs, regulatory expense, and investigative expense. Our insurance may not provide adequate loss coverage in all circumstances.

The continued threat of terrorism and ongoing military actions may adversely affect the value of certain assets in our investment portfolio, disrupt our operations, or result in higher claim costs.

The continued threat of terrorism, both within the U.S. and abroad, ongoing military actions, and heightened security measures in response to these types of threats may cause significant volatility in the global financial markets and result in loss of life, property damage, business disruption, and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Terrorist actions also could disrupt our operations centers in the U.S. or abroad. In addition, the occurrence of terrorist actions could result in higher claims under our insurance policies than anticipated. Beyond obtaining insurance coverage for our facilities, there are few, if any, commercial options through which to transfer the exposure from extreme events away from us. We purchase reinsurance protection against catastrophic disaster events, including terrorism. The continued threat of terrorism could result in increased reinsurance prices and reduced insurance coverage and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. See "Reinsurance" contained herein in Item 1 for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 2.6 million square feet of space at four principal United States operating centers in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 861,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We own and occupy facilities totaling approximately 378,000 square feet in Worcester, Massachusetts. In January 2013, we commenced leasing approximately 201,000 square feet of office space in Worcester, of which we plan to sublease approximately 34,000 square feet. The lease will expire in 2029, but we have a renewal option through 2044. We lease and occupy approximately 53,300 square feet of office space in Glendale, California. These properties are used primarily for operations supporting our Unum US, Closed Block, and Corporate segments.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is "UNM". Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2012
4th Quarter	$21.35	$19.04	$0.1300
3rd Quarter	20.92	18.28	0.1300
2nd Quarter	24.77	18.37	0.1050
1st Quarter	24.81	20.84	0.1050

2011
4th Quarter	$25.00	$19.72	$0.1050
3rd Quarter	26.41	20.24	0.1050
2nd Quarter	27.16	24.29	0.0925
1st Quarter	27.04	24.36	0.0925

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

As of February 20, 2013, there were 12,820 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2012	—	$—	—	$649,950,390
November 1 - November 30, 2012	3,101,610	20.04	3,101,610	587,795,044
December 1 - December 31, 2012	1,824,908	20.74	1,824,908	549,950,403
Total	4,926,518		4,926,518

(1)	The average price paid per share excludes the cost of commissions.

(2)	In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through January 2014.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2012	2011	2010	2009	2008
		As Adjusted (1)
Income Statement Data

Revenue
Premium Income	$7,716.1	$7,514.2	$7,431.4	$7,475.5	$7,783.3
Net Investment Income	2,515.2	2,519.6	2,495.5	2,346.6	2,389.0
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7	11.7	(465.9)
Other Income	227.9	249.1	241.6	257.2	275.9
Total	10,515.4	10,278.0	10,193.2	10,091.0	9,982.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (2)	6,722.2	7,209.5	6,354.1	6,291.6	6,626.4
Commissions	917.2	879.2	855.4	837.1	853.3
Interest and Debt Expense	145.4	143.3	141.8	125.4	156.7
Other Expenses (3)	1,481.1	1,712.7	1,522.0	1,553.0	1,521.6
Total	9,265.9	9,944.7	8,873.3	8,807.1	9,158.0

Income Before Income Tax	1,249.5	333.3	1,319.9	1,283.9	824.3
Income Tax (4)	355.1	49.1	441.2	436.6	270.9

Net Income	$894.4	$284.2	$878.7	$847.3	$553.4

Balance Sheet Data

Assets	$62,236.1	$59,555.2	$56,602.7	$53,778.8	$48,961.0

Long-term Debt	$2,755.4	$2,570.2	$2,631.3	$2,549.6	$2,259.4

Accumulated Other Comprehensive Income (Loss)	$628.0	$461.8	$351.4	$347.5	$(958.2)
Other Stockholders' Equity	7,984.6	7,707.9	8,133.5	7,697.5	6,899.7
Total Stockholders' Equity	$8,612.6	$8,169.7	$8,484.9	$8,045.0	$5,941.5

Per Share Data

Net Income
Basic	$3.18	$0.94	$2.70	$2.56	$1.62
Assuming Dilution	$3.17	$0.94	$2.69	$2.55	$1.62

Stockholders' Equity	$31.87	$27.91	$26.80	$24.25	$17.94

Cash Dividends	$0.470	$0.395	$0.350	$0.315	$0.300

Weighted Average Common Shares Outstanding
Basic (000s)	281,355.9	302,399.8	325,839.0	331,266.2	341,022.8
Assuming Dilution (000s)	281,756.8	303,571.0	327,221.1	332,136.2	341,560.3

(1) Effective January 1, 2012, we adopted an accounting standards update regarding the capitalization of costs associated with the acquisition of insurance contracts and applied the amendments retrospectively. Prior period results have been adjusted to reflect our retrospective adoption. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(2) Included is a reserve charge of $573.6 million in 2011 related to our long-term care closed block business and a reserve charge of $183.5 million in 2011 related to our individual disability closed block business. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(3) Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses are charges of $196.0 million in 2011 related to the impairment of long-term care closed block deferred acquisition costs. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Executive Summary

Throughout 2012, we remained focused on disciplined top-line growth in select markets and a sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term

A discussion of our operating performance and capital management follows.

2012 Operating Performance and Capital Management

For 2012, we reported net income of $894.4 million, or $3.17 per diluted common share, compared to 2011 net income of $284.2 million, or $0.94 per diluted common share. After-tax operating income, which excludes several non-operating items as itemized in our "Reconciliation of Non-GAAP Financial Measures" contained herein in Item 7, was $887.5 million, or $3.15 per diluted common share, in 2012 compared to $905.4 million, or $2.98 per diluted common share, in 2011. Total operating revenue by segment increased in 2012 relative to 2011, driven by growth in our premium income. Total operating income by segment was lower in 2012 compared to 2011, with growth in our Unum US and Colonial Life segments offset by lower income in our other segments. Although our total operating income by segment declined in 2012, we reported year-over-year earnings per share growth due to our capital management strategy of returning capital to shareholders through repurchases of our common stock. See additional information in "2011 Long-term Care Review and Individual Disability Closed Block Reserves," "Consolidated Operating Results," and "Reconciliation of Non-GAAP Financial Measures" contained herein in Item 7.

Our Unum US segment reported an increase in segment operating income of 3.7 percent in 2012 compared to 2011, with growth in premium income, consistent risk results, and continued favorable expense management. Although Unum US premium income increased 3.7 percent in 2012 compared to 2011, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth. In particular, premium growth from existing customers continues to be unfavorably impacted by lower salary growth and lower growth in the number of employees covered under existing policies. The benefit ratio for our Unum US segment for 2012 was generally consistent with the level reported in 2011, with favorable supplemental and voluntary risk results offset by less favorable risk results for group disability and group life. Unum US sales increased 7.5 percent in 2012 compared to 2011, with growth in each of our product lines and in each of our major market segments. Premium persistency was above or generally consistent with the levels of 2011 for most of our product lines and remains high relative to historical levels.

Our Unum UK segment reported a decrease in segment operating income of 30.3 percent in 2012 relative to 2011, as measured in Unum UK's local currency, due primarily to adverse risk results in our group life product line. Premium income grew 2.2 percent in 2012 relative to 2011 as a result of premium rate increases and growth in existing customer accounts, partially offset by lower premium persistency. Premium growth continues to be pressured due to the challenging economic and competitive pricing environment in the U.K. as well as our initiation of premium rate increases. The benefit ratio for Unum UK was 77.9 percent in 2012 compared to 71.8 percent in 2011, driven by adverse risk results in group life and slightly less favorable group disability risk results. Unum UK sales decreased 5.1 percent in 2012 compared to 2011, as measured in Unum UK's local currency, with lower group life, group critical illness, and individual disability product line sales, partially offset by higher sales in group long-term disability. Premium persistency declined, as expected, primarily as a result of our premium rate increases.

Our Colonial Life segment reported an increase in segment operating income of 1.6 percent in 2012 compared to 2011, with higher operating revenue partially offset by less favorable risk results and higher amortization of deferred acquisition costs. Premium income grew 5.2 percent in 2012 compared to 2011. The benefit ratio for Colonial Life was 52.5 percent in 2012 compared to 51.9 percent in 2011 due to less favorable risk results in the life and cancer and critical illness lines of business, partially offset by a more favorable benefit ratio for the accident, sickness, and disability line of business. Colonial Life sales decreased 1.1 percent in 2012 compared to 2011, with a slight increase in core commercial market segment sales, which we define as accounts with fewer than 1,000 lives, offset by declines in large case commercial market segment sales and sales in the public sector market. Persistency continues to be strong and was higher for all product lines in 2012 compared to 2011.

Our Closed Block segment reported a decrease in segment operating income of 22.9 percent in 2012 relative to 2011, excluding the charges discussed in "2011 Long-term Care Review and Individual Disability Closed Block Reserves" contained herein in Item 7. Also excluding these charges, individual disability risk results were favorable compared to 2011 due to higher claim recovery rates and a decrease in reserves for existing claims, while long-term care risk results were unfavorable compared to the prior year due to higher claim incidence rates, partially offset by higher claim resolutions.

Our investment portfolio continues to perform well, although our net investment income declined slightly in 2012 compared to 2011, primarily due to a decline in yield in invested assets as we continue to invest new cash flows at lower rates. Our asset quality remains strong, with a net unrealized gain on our fixed maturity securities of $7.2 billion at December 31, 2012, compared to $5.8 billion at December 31, 2011.

We believe our capital and financial positions are strong. At December 31, 2012, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 396 percent, compared to 405 percent at December 31, 2011. The decline relative to 2011 results primarily from higher levels of capital required to support our business growth, but our RBC ratio at year end 2012 is within our target range of 375 percent to 400 percent. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 30.4 percent at December 31, 2012, compared to 28.7 percent at December 31, 2011. The increase was due to the August 2012 issuance of $250.0 million of senior notes and the increase in short-term debt related to securities lending agreements outstanding, partially offset by our 2012 principal payments on the debt of Northwind Holdings, LLC (Northwind Holdings) and Tailwind Holdings, LLC (Tailwind Holdings). Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Northwind Holdings and Tailwind Holdings and the short-term debt arising from securities lending agreements, was 25.3 percent at December 31, 2012, compared to 23.5 percent at December 31, 2011. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $805 million and $756 million at December 31, 2012 and 2011, respectively.

Further discussion is included in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 7.

Outlook for 2013

We anticipate the general environment for 2013 to be similar to 2012, with below-average economic growth and a continuation of low interest rates. While the environment will remain challenging, the need for our products and services remains strong. We believe we are taking the needed actions to protect our solid margins and returns and the impact of our pricing and risk actions will likely not have a favorable impact on our financial results until 2014 and beyond. While we anticipate that our 2013 operating growth will be below our long-term targets, we currently believe that our per diluted common share after-tax operating income growth will be neutral to positive relative to the level of 2012.

During 2013, we intend to remain focused on disciplined top-line growth in select markets, continued effectiveness in our operating performance, and a consistent, sustainable capital generation and deployment strategy. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue in a leadership position in our markets over the long term.

2011 Long-term Care Review and Individual Disability Closed Block Reserves

Long-term Care Strategic Review

Following a comprehensive and strategic review of our long-term care business, in February 2012 we announced that we would discontinue selling group long-term care.  We discontinued selling individual long-term care during 2009. Because both group and individual long-term care are considered closed blocks of business, effective December 31, 2011, we reclassified our long-term care products from the Unum US segment to the Closed Block segment.  We also reclassified our other insurance products not actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities, which were previously reported in the Corporate and Other segment to the Closed Block segment. The inclusion of all closed blocks of business into one operating segment aligns with our reporting and monitoring of our closed blocks of business within a discrete segment and is consistent with our separation of these blocks of business from the lines of business which actively market new products.  Prior period segment results have been restated to reflect these changes in our reporting classifications.

As part of the strategic review, and as is typical in the fourth quarter of each year, we analyzed our reserve assumptions for long-term care in conjunction with our annual loss recognition testing. We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test. Included in the analysis was a review of our reserve discount rate assumptions and mortality and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in the third quarter of 2011 due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $196.0 million, as adjusted for the January 1, 2012 retrospective adoption of the accounting standards update related to deferred acquisition costs, were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our current estimate of future benefit obligations. These charges decreased our 2011 net income by $500.3 million. The increase in reserves represented a 10.5 percent increase in long-term care policy and claim reserves as of December 31, 2011, which equaled $5.4 billion subsequent to the charge.

Claim Reserve Increase for Individual Disability Closed Block Business

Claim reserves supporting our individual disability closed block of business are calculated using assumptions based on actual experience believed to be currently appropriate. Claim reserves are subject to revision as current claim experience emerges and alters our view of future expectations. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business. We are now able, with a higher degree of confidence, to assess our own experience for older ages in our long duration lifetime claim block as our data has become credible. There is very little industry experience for lifetime disability benefits, as our insurance companies were the primary disability companies in the insurance industry at the time lifetime disability benefits were offered. These benefits were offered during the 1980s and 1990s, recent enough such that claimants are just reaching the older ages and providing us with data to build our claim experience base. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption and, as a result, increased our claim reserves for our individual disability closed block of business by $183.5 million and decreased net income by $119.3 million. The increase in reserves represented a 1.5 percent increase in individual disability policy and claim reserves as of December 31, 2011, which equaled $11.9 billion subsequent to the charge.

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

Reserves for Policy and Contract Benefits

Our largest liabilities are reserves for claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. These reserves equaled $39.9 billion and $39.3 billion at December 31, 2012 and 2011, respectively, or approximately 74.4 percent and 76.5 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.7 billion at both December 31, 2012 and 2011, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Therefore, we maintain policy reserves for a policy for as long as the policy remains in-force, even after a separate claim reserve is established. Incidence rates in industry standard valuation tables for policy reserves have traditionally included all lives, active and disabled.  In addition, the waiver of premium provision provides funding for the policy reserve while a policyholder is disabled.  As a result, the funding mechanisms and the cost of claims are aligned and require a policy reserve to be held while on claim.  In addition, most policies allow for multiple occurrences of claims, and a policy reserve is consequently still maintained at the time of claim to fund any potential future claims. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2012 represented approximately 12.1 percent, 0.2 percent, and 9.7 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Closed Block segment include certain older policy forms for individual disability, individual and group long-term care, and certain other products, all of which are no longer actively marketed. The reserves for individual disability and individual and group long-term care, which represented approximately 40.8 percent of our total gross policy reserves at

December 31, 2012, are determined using the gross premium valuation method. Reserves for individual disability are based on assumptions established as of January 1, 2004, the date of loss recognition. Reserves for long-term care are based on assumptions established as of December 31, 2011, the date of loss recognition. Key assumptions are persistency, mortality, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business annually, or more frequently if appropriate.

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and reported in our Closed Block segment represent $5.7 billion on a gross basis, or approximately 37.2 percent of our total policy reserves. We have ceded $4.5 billion of these other products' policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability product lines and our Closed Block individual disability and individual and group long-term care product lines represent approximately 35.9 percent and 47.0 percent, respectively, of our total claim reserves at December 31, 2012. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.9 percent of our total claim reserves at December 31, 2012. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 9.7 percent of our total claim reserves at December 31, 2012, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK's own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life's lines of business, which approximate 1.4 percent of our total claim reserves at December 31, 2012, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

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

(in millions of dollars)	December 31, 2012
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$7,000.8	$596.0	30.9%	$7,596.8	$61.3	$7,535.5
Group Life and Accidental Death & Dismemberment	73.8	0.5	790.1	168.1	3.9	1,032.0	1.0	1,031.0
Individual Disability - Recently Issued	557.8	3.6	1,093.2	126.0	5.0	1,777.0	91.2	1,685.8
Voluntary Benefits	1,224.3	8.0	42.4	49.4	0.4	1,316.1	28.6	1,287.5
Unum US Segment	1,855.9	12.1	8,926.5	939.5	40.2	11,721.9	182.1	11,539.8

Unum UK Segment	25.6	0.2	2,251.7	142.2	9.7	2,419.5	108.3	2,311.2

Colonial Life Segment	1,490.3	9.7	251.4	99.4	1.4	1,841.1	9.4	1,831.7

Individual Disability	985.7	6.4	10,406.2	297.3	43.6	11,689.2	1,492.7	10,196.5
Long-term Care	5,272.5	34.4	747.0	81.3	3.4	6,100.8	47.0	6,053.8
Other	5,704.5	37.2	258.8	165.7	1.7	6,129.0	4,829.9	1,299.1
Closed Block Segment	11,962.7	78.0	11,412.0	544.3	48.7	23,919.0	6,369.6	17,549.4

Subtotal, Excluding Unrealized Adjustment	$15,334.5	100.0%	$22,841.6	$1,725.4	100.0%	39,901.5	6,669.4	33,232.1

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						6,277.5	351.5	5,926.0

Consolidated						$46,179.0	$7,020.9	$39,158.1

	December 31, 2011
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$7,230.0	$595.7	31.8%	$7,825.7	$63.8	$7,761.9
Group Life and Accidental Death & Dismemberment	74.3	0.5	780.5	146.2	3.8	1,001.0	1.0	1,000.0
Individual Disability - Recently Issued	546.7	3.7	1,063.9	104.5	4.8	1,715.1	91.0	1,624.1
Voluntary Benefits	1,138.6	7.7	42.1	45.8	0.3	1,226.5	26.5	1,200.0
Unum US Segment	1,759.6	11.9	9,116.5	892.2	40.7	11,768.3	182.3	11,586.0

Unum UK Segment	26.2	0.2	2,118.7	121.4	9.1	2,266.3	108.1	2,158.2

Colonial Life Segment	1,399.5	9.5	243.2	90.1	1.4	1,732.8	12.2	1,720.6

Individual Disability	1,112.3	7.6	10,494.0	299.1	43.9	11,905.4	1,477.2	10,428.2
Long-term Care	4,728.3	32.1	667.8	50.3	2.9	5,446.4	48.2	5,398.2
Other	5,687.9	38.7	306.5	186.7	2.0	6,181.1	4,824.6	1,356.5
Closed Block Segment	11,528.5	78.4	11,468.3	536.1	48.8	23,532.9	6,350.0	17,182.9

Subtotal, Excluding Unrealized Adjustment	$14,713.8	100.0%	$22,946.7	$1,639.8	100.0%	39,300.3	6,652.6	32,647.7

Unrealized Adjustment to Reserves for Unrealized Gain on Securities						5,245.6	293.2	4,952.4

Consolidated						$44,545.9	$6,945.8	$37,600.1

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

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. However, we have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations.  During 2012 and 2011, claim incidence rates for Unum US group long-term disability continued to be slightly elevated relative to the level of 2010. Given the current economic conditions, it is possible that our claim incidence rates for this type of product may increase.

During the fourth quarter of 2011, we completed an extensive review of experience factors for our long-term care business using emerging industry experience as well as our own company experience. An updated industry study for long-term care experience was made available mid-year 2011 from the Society of Actuaries which allowed us to compare our limited company experience to broader industry experience and trends. The trends reflected in emerging industry experience, as well as our own company experience, resulted in a modification to our mortality and morbidity assumptions, which together with the decline in interest rates as noted below, resulted in our recognition of a loss deficiency in our long-term care closed block of business as of December 31, 2011. During 2012, we observed elevated claims experience for our long-term care line of business which we view as temporary in nature. See "Long-term Care Strategic Review" contained in this Item 7.

Throughout the period 2010 to 2012, actual new money interest rates varied with the changing market conditions, and the assumptions we used to discount our reserves during this period generally trended downward slightly for all segments and product lines. In 2011, long-term interest rates declined significantly due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." Interest rates have continued to remain low relative to historical norms throughout 2012. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolio needed to support the reserves for the majority of our lines of business.

Both the mortality rate experience and the retirement rate experience for our block of group pension products have remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US segment group and individual long-term disability product lines and our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2011 and 2012 have varied by +5 and -4 percent in our Unum US group long-term disability line of business, between +14 and -13 percent in our Unum US individual disability

- recently issued line of business, and between +4 and -4 percent in our Closed Block individual disability line of business. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2010 to 2012, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

As our claims data for older ages in our long duration lifetime claim block in our Closed Block individual disability line of business has become credible, we are now able, with a higher degree of confidence, to assess our own experience for this particular claim block. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011, we adjusted our mortality assumption within our claim resolution rate assumption, resulting in an increase of $183.5 million in our Closed Block individual disability line of business claim reserves. Experience in 2012 remained generally consistent with our updated mortality assumption. See "Claim Reserve Increase for Individual Disability Closed Block Business" contained in this Item 7.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our claim reserve balance by +/- 3.1 percent. Using our actual claim reserve balance at December 31, 2012, this variation would have resulted in an approximate change (either positive or negative) of $230 million to our claim reserves. Using the same sensitivity analysis approach for our Closed Block individual disability line of business, the claim reserve balance could potentially vary by +/- 2.3 percent of our reported balance, which at December 31, 2012, would have resulted in an approximate change (either positive or negative) of $230 million to our claim reserves. The major contributor to the variance for both the Unum US group long-term disability line of business and the Closed Block individual disability line of business is the claim resolution rate. In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2011, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Variability in our reserve assumptions for long-term care may be mitigated by potential future rate increases, particularly those variations associated with long-term changes in morbidity or mortality experience as well as investment yields.  When modeled in the aggregate, downside scenarios based on reasonably possible adverse variations in each of our reserve assumptions, including the potential impact of future rate increases on expected future premiums we will receive, could require a reserve increase of 7.3 percent of our reported balance, which at December 31, 2012, would have resulted in an approximate increase of $400 million to our policy reserves.  We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative.

Deferred Acquisition Costs (DAC)

We defer incremental direct costs associated with the successful acquisition of new or renewal insurance contracts and amortize (expense) these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral.

Approximately 84 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest-sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest-sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For traditional products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2012, our key assumptions used to develop the future amortization of acquisition costs deferred during 2012 did not change materially from those used in 2011.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2012 and 2011.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2012	2011
Unum US
Group Disability	7	25%	0%	0%	$47.4	$39.4
Group Life and Accidental Death & Dismemberment	7	25% to 30%	0%	0%	40.7	32.0
Supplemental and Voluntary:
Individual Disability - Recently Issued	20	70% to 75%	50%	25%	449.1	458.0
Voluntary Benefits	15	60%	15%	0%	487.1	442.4

Unum UK
Group Disability	3	7%	0%	0%	4.1	4.8
Group Life	3	7%	0%	0%	3.2	3.5
Supplemental and Voluntary	20	57%	17%	7%	31.5	32.6

Colonial Life
Accident, Sickness, and Disability	15	47%	13%	2%	328.9	304.9
Life	25	72%	36%	18%	195.4	199.2
Cancer and Critical Illness	19	61%	27%	11%	168.1	160.3

Totals					$1,755.5	$1,677.1

Amortization of DAC is adjusted to reflect actual experience for assumptions which deviate compared to the anticipated experience. Any deviations from projections may result in a change to the rate of amortization in the period such events occur. As an example, for our traditional products, we may experience accelerated amortization if policies terminate earlier than projected, or we may experience a slower rate of amortization if policies persist longer than projected. Our actual experience has not varied materially from our assumptions during the last three years.

We measure the recoverability of DAC by performing loss recognition tests in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test.  Insurance contracts are grouped for each major product line within a segment when we perform loss recognition tests.  If loss recognition testing indicates that DAC is not recoverable, the deficiency is charged to expense. Our loss recognition testing during the fourth quarter of 2011 indicated impairment of our long-term care DAC, and the balance of $196.0 million as of December 31, 2011 was charged to expense. See "Long-term Care Strategic Review" contained in this Item 7 for further discussion.

In October 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update, now included in Accounting Standards Codification 944 "Financial Services - Insurance," to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update modified the existing guidance and require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our retrospective adoption of this update.

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

Definition of Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and therefore represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date.

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

Inputs to Valuation Techniques

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

The management of our investment portfolio includes establishing pricing policy and reviewing the reasonableness of sources and inputs used in developing pricing. We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security’s price. In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all price changes from the prior month which fall outside a predetermined corridor. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period closest to the transaction date.

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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the London Interbank Offered Rate (LIBOR) setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If net counterparty credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. For purposes of valuing net counterparty risk, we measure the fair value of a group of financial assets and financial liabilities on the basis of the price that would be received to sell a net long position or transfer a net short position for a particular risk exposure in an orderly transaction between market participants, at the measurement date and under current market conditions. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.

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

As of December 31, 2012, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk free interest rates of 0.72 percent for five-year maturities to 2.95 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 0.83 percent for five-year maturities to 2.89 percent for 30-year maturities used at December 31, 2011.

•
Current Baa corporate bond spreads ranging from 0.98 percent to 2.23 percent were added to the risk free rate to reflect the lack of liquidity. We used spreads ranging from 1.53 percent to 2.97 percent at December 31, 2011. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

At December 31, 2012, approximately 4.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 95.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 77.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2. Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Approximately 3.8 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.8 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data. Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

As of December 31, 2012, approximately 4.9 percent of our fixed maturity securities were categorized as Level 1, 90.7 percent as Level 2, and 4.4 percent as Level 3. During 2012, we transferred $1,186.1 million of fixed maturity securities into Level 3 and $556.6 million of fixed maturity securities out of Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation as shown in Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

We use a comprehensive rating system to evaluate the investment and credit risk of our mortgage loans and to identify specific properties for inspection and reevaluation. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We establish an allowance for probable losses on mortgage loans based on a review of individual loans, considering the value of the underlying collateral, the value of which is periodically assessed. Mortgage loans are not reported at fair value in our consolidated balance sheets unless the mortgage loan is considered impaired, in which case the impairment is recognized as a realized investment loss in our consolidated statements of income.

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

See Notes 1, 2, 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details on our investments and derivatives.

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

The discount rate we used to determine our 2013 and 2012 net periodic benefit costs for our U.S. pension plans was 4.50 percent and 5.40 percent, respectively. The discount rate used for the net periodic benefit costs for 2013 and 2012 for our U.K. pension plan was 4.50 percent and 4.90 percent, respectively. The discount rate used in the net periodic benefit cost for our OPEB plan for 2013 and 2012 was 4.20 percent and 5.20 percent, respectively.

Regarding sensitivity analysis, a decrease in the discount rate assumption of 50 basis points would increase our 2012 pension and OPEB expenses by approximately $19.9 million, before tax, and would increase our pension and OPEB benefit obligations by approximately $214.0 million as of December 31, 2012, resulting in an after-tax decrease in stockholders' equity of approximately $141.5 million as of December 31, 2012.

An increase in the discount rate assumption of 50 basis points would decrease our 2012 pension and OPEB expenses by approximately $16.6 million, before tax, and would decrease our pension and OPEB benefit obligations by approximately $196.2 million as of December 31, 2012, resulting in an after-tax increase in stockholders' equity of approximately $130.0 million as of December 31, 2012.

Long-term Rate of Return Assumptions

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The U.S. pension plans use a compound interest method in computing the rate of return on their pension plan assets. The investment portfolio for our U.S. qualified pension plan contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency and corporate fixed income securities, private equity funds of funds, and hedge funds of funds. Assets for our U.K. pension plan are invested in pooled funds, including diversified growth funds, which invest in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies, as well as leveraged, interest rate, and inflation swap funds intended to broadly match part of the interest rate and inflation sensitivities of the plan's liabilities. Assets for our OPEB plan are invested primarily in life insurance contracts. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

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

The long-term rate of return on asset assumption used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2013 and 2012 was 7.50 percent for both years. The long-term rate of return on asset assumption used for 2013 and 2012 for our U.K. pension plan was 6.20 percent and 5.80 percent, respectively, and for our OPEB plan was 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

A change in the expected long-term rate of return on the pension plan assets of +/-50 basis points would change our 2012 pension plan expense by approximately $7.0 million before tax, but would not materially change our OPEB plan expense. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market-related value equals the fair value of assets, determined as of the measurement date. The return on assets fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

During 2012, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $182.8 million, or approximately 15.6 percent, while the fair value of plan assets in our U.K. pension plan increased £5.5 million, or approximately 4.6 percent. Although the effect of these increases in fair value had no impact on our 2012 net periodic pension costs, the favorable rate of return on these plan assets in 2012 will have a favorable impact on our net periodic pension costs for 2013, but we expect this favorable impact to be negated by the decrease in the liability discount rate for these plans. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $902.6 million and a net unrecognized prior service credit of $6.5 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2012, the unrecognized net loss for these two items combined was approximately $896.1 million.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2012, 2011, and 2010 pension and OPEB expense includes $43.4 million, $28.8 million, and $29.1 million, respectively, of amortization of the unrecognized net actuarial gain (loss) and prior service credit (cost). The unrecognized net actuarial loss for our pension plans, which is $883.3 million at December 31, 2012, will be amortized over the average future working life of pension plan participants, currently estimated at 11 years for both U.S. and U.K. participants, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial loss of $19.3 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, currently estimated at 5 years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2012, $648.7 million of the actuarial loss was outside of the corridor for the U.S. plan and £10.7 million was outside of the corridor for the U.K. plan. At December 31, 2012, none of the actuarial loss was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,353.6 million at December 31, 2012, compared to $1,170.8 million at December 31, 2011. The effect of a reduction in the liability discount rate, partially offset by the increase in fair value of plan assets, increased our year end deficit funding level to $454.3 million at December 31, 2012, compared to $274.7 million as of December 31, 2011.

The fair value of plan assets in our OPEB plan was $11.5 million at December 31, 2012, compared to $11.7 million at December 31, 2011. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to continue to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, based on current law, to partially offset these payments. The expected subsidy included in our consolidated balance sheets is immaterial. We discontinued offering retiree life insurance to future retirees effective December 31, 2012. We will still provide this benefit to those employees who retired prior to December 31, 2012.

Our expected return on plan assets and discount rate discussed above will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements set forth by ERISA. We had no regulatory contribution requirements for 2012 and 2011; however, we elected to make a voluntary contribution of $53 million in 2012 to our U.S. qualified defined benefit pension plan. We made no contributions in 2011. We expect to make a voluntary contribution of approximately $50 million to our U.S. qualified defined benefit plan during 2013.

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

The fair value of plan assets for our U.K. pension plan was £126.5 million at December 31, 2012, compared to £120.9 million at December 31, 2011. The U.K. pension plan had a surplus of £5.3 million and £11.3 million at December 31, 2012 and 2011, respectively. We contribute to the plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 24.8 percent of pensionable salaries for active members of the plan, plus 0.4 percent of pensionable salaries for all employees (including active members of the plan) who are entitled to lump sum death-in-service benefits under the plan, sufficient to meet the minimum funding requirement under U.K. legislation. During 2012 and 2011, we made required contributions of £2.6 million and £2.9 million, respectively. We expect to make contributions of approximately £2.6 million during 2013.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  In 2011, as part of an Internal Revenue Service (IRS) settlement, we released a $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions for which we previously believed we would not realize a tax benefit. As of December 31, 2012, we had no valuation allowance.

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

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Revenue
Premium Income	$7,716.1	2.7%	$7,514.2	1.1%	$7,431.4
Net Investment Income	2,515.2	(0.2)	2,519.6	1.0	2,495.5
Net Realized Investment Gain (Loss)	56.2	N.M.	(4.9)	(119.8)	24.7
Other Income	227.9	(8.5)	249.1	3.1	241.6
Total Revenue	10,515.4	2.3	10,278.0	0.8	10,193.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,722.2	(6.8)	7,209.5	13.5	6,354.1
Commissions	917.2	4.3	879.2	2.8	855.4
Interest and Debt Expense	145.4	1.5	143.3	1.1	141.8
Deferral of Acquisition Costs	(467.3)	5.6	(442.5)	4.7	(422.5)
Amortization of Deferred Acquisition Costs	378.7	3.6	365.7	(2.0)	373.3
Impairment of Deferred Acquisition Costs	—	(100.0)	196.0	—	—
Compensation Expense	786.8	(2.6)	808.0	4.1	776.3
Other Expenses	782.9	(0.3)	785.5	(1.2)	794.9
Total Benefits and Expenses	9,265.9	(6.8)	9,944.7	12.1	8,873.3

Income Before Income Tax	1,249.5	274.9	333.3	(74.7)	1,319.9
Income Tax	355.1	N.M.	49.1	(88.9)	441.2

Net Income	$894.4	214.7	$284.2	(67.7)	$878.7
N.M. = not a meaningful percentage

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. See "Reconciliation of Non-GAAP Financial Measures" as follows for additional discussion of these items. Also, as previously discussed, effective January 1, 2012, we adopted an accounting standards update regarding the capitalization of costs associated with the acquisition of insurance contracts and applied the amendments retrospectively. Prior period results have been adjusted to reflect our retrospective adoption. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, as occurred in 2012 compared to 2011, translating into dollars decreases current period results relative to the prior periods. In periods when the pound strengthens relative to the preceding period, as occurred in 2011 compared to 2010, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.584, 1.603, and 1.543 for the years ended 2012, 2011, and 2010, respectively. If the 2011 and 2010 results for our U.K. operations had been translated at the exchange rate of 2012, our operating revenue by segment in 2011 and 2010 would have been approximately $11.0 million lower and $20.3 million higher, respectively, and our operating income by segment in 2011 and 2010 would have been approximately $2.3 million lower and $5.9 million higher, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for both 2012 and 2011 includes premium growth, relative to the preceding years, for each of our three major business segments, although we continue to experience pressure on premium growth in many of our product lines due to the challenging economic and competitive pricing environment. Premium income continues to decline, as expected, in our Closed Block individual disability line of business, but our Closed Block long-term care line of business experienced premium growth during 2012 and 2011, relative to the preceding years, due to limited issuances of group long-term care policies, continued high persistency levels, and the implementation of rate increases for certain of our individual long-term care policies.

Net investment income was slightly lower in 2012 relative to 2011 due primarily to a decline in yield on invested assets, an increase in the amortization of the principal amount invested in our tax credit partnerships, and lower income on our Unum UK inflation index-linked bonds. These declines were partially offset by a higher level of invested assets, higher bond call premiums, an increase in income from private equity partnership investments, and higher prepayment income on mortgage-backed securities. Net investment income increased slightly in 2011 relative to 2010 due primarily to continued growth in invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in tax credit partnerships, a decrease in income on other partnership investments, and lower prepayment income on mortgage-backed securities.

We recognized in earnings a net realized investment gain of $56.2 million in 2012, compared to a loss of $4.9 million in 2011 and a gain of $24.7 million in 2010. Included in these amounts were other-than-temporary impairment losses on fixed maturity securities of $19.9 million and $15.9 million in 2011 and 2010, respectively, all of which were recognized in earnings. We had no other-than-temporary impairment losses on fixed maturity securities during 2012.

Also recognized in earnings through realized investment gains and losses was the change in the fair value of an embedded derivative in a modified coinsurance arrangement. Changes in the fair value of this embedded derivative resulted in a realized gain of $51.8 million 2012, compared to a loss of $39.4 million in 2011 and a gain of $21.1 million in 2010. Gains and losses on this embedded derivative result primarily from changes in credit spreads in the overall investment market.

The benefit ratios were 87.1 percent in 2012 compared to 95.9 percent in 2011 and 85.5 percent in 2010. Excluding the 2011 reserve charges in our Closed Block segment, the benefit ratio for 2011 was 85.9 percent. The year-over-year increase in 2012 was primarily attributable to adverse risk results in our Unum UK group life line of business and in our Closed Block long-term care line of business. Risk results in our Unum US segment for 2012 were generally consistent with the level reported in 2011, and the benefit ratio for Colonial Life was only slightly elevated in 2012 compared to 2011. Risk results for 2011 were slightly unfavorable relative to 2010, excluding the reserve charges, with favorable risk results in our Unum US segment and the Closed Block individual disability line of business offset by unfavorable risk results in our Unum UK and Colonial Life segments and our Closed Block long-term care line of business. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for 2012 was slightly higher than 2011 due primarily to the issuance of $250.0 million of debt in August 2012, partially offset by the maturity of $225.1 million of debt in March 2011. Interest and debt expense was marginally higher in 2011 compared to 2010 due primarily to the September 2010 issuance of $400.0 million of debt, mostly offset by the maturity of $225.1 million of debt in March 2011. We also experienced lower interest expense in 2011 compared to 2010 on $350.0 million of debt which we effectively converted into floating rate debt through the use of an interest rate swap entered into during the fourth quarter of 2010. See "Debt" contained in this Item 7, and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our debt.

The deferral of acquisition costs increased in both 2012 and 2011 relative to the prior years, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth.

The amortization of deferred acquisition costs continues to increase year-over-year due to continued growth in the level of the deferred asset for certain of our product lines. Also impacting comparability between the years shown are adjustments for actual premium persistency which deviates from assumptions for certain issue years in certain of our traditional product lines as well as the impact from prospective unlocking for actual experience for assumptions which deviate compared to anticipated experience for certain of our interest-sensitive product lines. At December 31, 2011, we determined that our long-term care deferred acquisition costs were not recoverable, and we recognized an impairment charge at that time. Further discussion of deferred acquisition costs and amortization by product line for each of our segments is included in "Segment Results" as follows.

The year-over-year variability in compensation expense primarily relates to incentive compensation which varies with the volume of sales. Also contributing to the variability were higher expenses in 2012, relative to the two preceding years, for our pension and other postretirement benefit plans and higher expenses in 2011, as compared to either 2012 or 2010, due to costs related to the implementation of expense management initiatives. Other expenses were lower in both 2012 and 2011 compared to the prior years due to our continued focus on operating effectiveness and expense management. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our pension and postretirement benefit plans.

Our income tax for 2012, 2011, and 2010 includes reductions of $9.3 million, $6.8 million, and $2.7 million, respectively, to reflect the impact of the decrease in the U.K. corporation tax rate changes on our net deferred tax liability related to our U.K. operations. Other items impacting our reported income tax rate include a release of an $11.0 million tax liability during 2012 related to unrecognized tax benefits, a reduction in federal income taxes of $41.3 million during 2011 due to a final settlement with the IRS, an $18.6 million tax during 2011 related to the repatriation of £150.0 million of dividends from our U.K. subsidiaries, and a tax of $10.2 million during 2010 to reflect the impact of the tax law change related to postretirement prescription drug coverage. Also lowering our income tax rate in 2012 and 2011 relative to the preceding year is an increase in the level of our investments in low-income housing tax credit partnerships. In January 2013, the American Taxpayer Relief Act of 2012 retroactively reinstated the active financing income exemption which affects the amount of earnings from foreign subsidiaries that is taxed annually, regardless of whether foreign earnings are repatriated. Our 2012 income tax reflects the taxation of all active financing income from our foreign subsidiaries, the amount of which was immaterial. In the first quarter of 2013, our income tax will reflect reinstatement of the exemption for active financing income, and we will reverse the amounts recorded in our 2012 income tax. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our income taxes.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe operating income or loss which excludes the specified items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We also exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses, non-operating retirement-related gains or losses, and certain other items.

A reconciliation of operating revenue by segment to revenue and operating income by segment to net income is as follows:

(in millions of dollars)
	Year Ended December 31
	2012	2011	2010
Operating Revenue by Segment	$10,459.2	$10,282.9	$10,168.5
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7
Total Revenue	$10,515.4	$10,278.0	$10,193.2

Operating Income by Segment	$1,239.7	$370.1	$1,327.4
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7
Non-operating Retirement-related Loss	(46.4)	(31.9)	(32.2)
Income Tax	(355.1)	(49.1)	(441.2)
Net Income	$894.4	$284.2	$878.7

As previously noted, included in before-tax "Operating Income by Segment" shown in the preceding chart are certain other items which we may at times exclude from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. Excluding the before-tax charges of $196.0 million to recognize an impairment of our long-term care deferred acquisition costs and $573.6 million and $183.5 million to increase reserves in our long-term care and individual disability closed blocks, respectively, our operating income by segment was $1,323.2 million for 2011. The after-tax impacts of these charges, as well as certain other items, are reflected in the following reconciliation of after-tax operating income to net income:

	Year Ended December 31
	2012		2011		2010
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$887.5	$3.15	$905.4	$2.98	$894.3	$2.73
Deferred Acquisition Costs Impairment and Reserve Charges for Long-term Care Closed Block, Net of Tax	—	—	(500.3)	(1.65)	—	—
Reserve Charge for Individual Disability Closed Block, Net of Tax	—	—	(119.3)	(0.39)	—	—
Tax Reduction from IRS Settlement	—	—	41.3	0.14	—	—
Tax Related to U.K. Repatriation	—	—	(18.6)	(0.06)	—	—
Tax Related to Healthcare Reform Legislation	—	—	—	—	(10.2)	(0.03)
Non-operating Retirement-related Loss, Net of Tax	(30.2)	(0.11)	(20.7)	(0.07)	(21.1)	(0.06)
Net Realized Investment Gain (Loss), Net of Tax	37.1	0.13	(3.6)	(0.01)	15.7	0.05
Net Income	$894.4	$3.17	$284.2	$0.94	$878.7	$2.69

* Assuming Dilution

Consolidated Sales Results

Shown below are sales results for our three major business segments.

(in millions)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Unum US	$760.5	7.5%	$707.3	9.9%	$643.4

Unum UK	£59.5	(5.1)	£62.7	(18.8)	£77.2

Colonial Life	$361.9	(1.1)	$365.9	2.0	$358.8

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

In the following segment financial data, "operating revenue" excludes net realized investment gains or losses. "Operating income" or "operating loss" excludes net realized investment gains or losses, non-operating retirement-related gains or losses, and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains or losses and non-operating retirement-related gains or losses. We previously allocated the amortization of prior period actuarial gains or losses, the component of the net periodic benefit costs for our pensions and other postretirement benefit plans which we consider to be non-operating, to our Corporate segment. During the first quarter of 2012, we determined that we would modify our segment reporting. Effective January 1, 2012, the amortization of prior period actuarial gains or losses is no longer included in operating income or operating loss by segment. Prior period segment results for our Corporate segment have been adjusted to conform to current year reporting. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 7.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income	$4,456.5	3.7%	$4,296.0	1.0%	$4,255.4
Net Investment Income	952.3	0.1	951.4	1.1	941.5
Other Income	124.6	2.5	121.6	(1.0)	122.8
Total	5,533.4	3.1	5,369.0	0.9	5,319.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,238.6	4.0	3,113.5	(0.3)	3,124.4
Commissions	507.5	7.1	474.0	2.9	460.6
Interest and Debt Expense	1.1	10.0	1.0	(16.7)	1.2
Deferral of Acquisition Costs	(249.2)	13.1	(220.3)	6.0	(207.8)
Amortization of Deferred Acquisition Costs	196.5	4.5	188.1	(2.3)	192.6
Other Expenses	991.8	(0.4)	995.8	1.6	979.7
Total	4,686.3	2.9	4,552.1	—	4,550.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$847.1	3.7	$816.9	6.2	$769.0

Operating Ratios (% of Premium Income):
Benefit Ratio	72.7%		72.5%		73.4%
Other Expense Ratio	22.3%		23.2%		23.0%
Before-tax Operating Income Ratio	19.0%		19.0%		18.1%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$1,578.8	(0.1)%	$1,580.2	(3.6)%	$1,639.4
Group Short-term Disability	476.7	4.7	455.2	5.6	430.9
Total Premium Income	2,055.5	1.0	2,035.4	(1.7)	2,070.3
Net Investment Income	576.9	(4.6)	605.0	(1.6)	614.6
Other Income	93.7	4.8	89.4	3.1	86.7
Total	2,726.1	(0.1)	2,729.8	(1.5)	2,771.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,741.6	1.1	1,722.1	(1.5)	1,747.8
Commissions	159.3	(0.1)	159.5	(0.1)	159.7
Interest and Debt Expense	1.1	10.0	1.0	(16.7)	1.2
Deferral of Acquisition Costs	(26.3)	20.1	(21.9)	20.3	(18.2)
Amortization of Deferred Acquisition Costs	18.3	(7.6)	19.8	(3.4)	20.5
Other Expenses	539.0	(1.5)	547.0	0.6	543.7
Total	2,433.0	0.2	2,427.5	(1.1)	2,454.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$293.1	(3.0)	$302.3	(4.6)	$316.9

Operating Ratios (% of Premium Income):
Benefit Ratio	84.7%		84.6%		84.4%
Other Expense Ratio	26.2%		26.9%		26.3%
Before-tax Operating Income Ratio	14.3%		14.9%		15.3%

Premium Persistency:
Group Long-term Disability	90.7%		90.2%		89.4%
Group Short-term Disability	88.0%		89.9%		88.6%

Case Persistency:
Group Long-term Disability	88.8%		89.0%		88.4%
Group Short-term Disability	88.2%		88.0%		87.3%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income increased slightly in 2012 compared to 2011, with sales growth of 11.9 percent and generally stable persistency levels. As previously discussed, high unemployment levels and the competitive environment continue to pressure our premium income growth, including growth from existing customers. Net investment income declined in 2012 relative to 2011 due to a decrease in income from bond call premiums, a decrease in the level of invested assets, and a decline in yield on invested assets, partially offset by an increase in the level of prepayment income on mortgage-backed securities. Other income for 2012 included fees from administrative services products of $81.7 million compared to $77.9 million in 2011.

The benefit ratio was slightly unfavorable in 2012 compared to 2011, due primarily to a 50 basis point decrease in the discount rate during the third quarter of 2012 for group long-term disability new claim incurrals compared to a 25 basis point decrease during the third quarter of 2011. Also unfavorably impacting the benefit ratio for group disability were higher claim prevalence rates and a higher average weekly indemnity for short-term disability, mostly offset by favorable long-term disability claim recoveries.

The deferral of acquisition costs in 2012 was higher than 2011 due primarily to higher sales. The amortization of deferred acquisition costs was lower in 2012 compared to 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in 2012 relative to 2011 due primarily to higher premium income and our continued focus on operating effectiveness and expense management.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income decreased in 2011 compared to 2010 due primarily to the ongoing high levels of unemployment and the competitive environment, partially offset by higher premium and case persistency. Net investment income was lower in 2011 compared to 2010 due primarily to a decrease in the level of invested assets and a decline in the level of prepayment income on mortgage-backed securities, partially offset by an increase in bond call premiums. Other income included fees from administrative services products of $77.9 million and $74.9 million in 2011 and 2010, respectively.

The benefit ratio was slightly higher in 2011 compared to 2010 due to an increase in group long-term and short-term disability incidence rates and a decrease in the claim reserve discount rate for group long-term disability new claim incurrals as previously discussed. These unfavorable impacts on the benefit ratio were mostly offset by a higher rate of group long-term disability claim recoveries.

The deferral of acquisition costs in 2011 was higher than 2010 due to a higher level of sales in 2011 and an increase in the associated acquisition costs. The amortization of acquisition costs in 2011 was lower than 2010 due to a decrease in amortization related to internal replacement transactions. Although we continued our focus on operating effectiveness and expense management throughout 2011, the other expense ratio was slightly higher in 2011 relative to 2010 due primarily to an increase in expenses associated with the growth in the fee-based family medical leave products.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Group Life	$1,182.1	6.8%	$1,106.7	1.5%	$1,090.3
Accidental Death & Dismemberment	115.3	5.6	109.2	2.9	106.1
Total Premium Income	1,297.4	6.7	1,215.9	1.6	1,196.4
Net Investment Income	146.9	8.4	135.5	4.6	129.6
Other Income	1.9	(13.6)	2.2	(8.3)	2.4
Total	1,446.2	6.8	1,353.6	1.9	1,328.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	936.4	9.6	854.6	1.8	839.9
Commissions	104.6	9.5	95.5	6.9	89.3
Deferral of Acquisition Costs	(22.4)	21.1	(18.5)	20.1	(15.4)
Amortization of Deferred Acquisition Costs	13.6	(4.2)	14.2	0.7	14.1
Other Expenses	193.1	(3.1)	199.3	1.4	196.5
Total	1,225.3	7.0	1,145.1	1.8	1,124.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$220.9	5.9	$208.5	2.2	$204.0

Operating Ratios (% of Premium Income):
Benefit Ratio	72.2%		70.3%		70.2%
Other Expense Ratio	14.9%		16.4%		16.4%
Before-tax Operating Income Ratio	17.0%		17.1%		17.1%

Premium Persistency:
Group Life	90.6%		88.0%		91.5%
Accidental Death & Dismemberment	90.0%		88.2%		90.7%

Case Persistency:
Group Life	88.3%		88.6%		88.3%
Accidental Death & Dismemberment	88.3%		88.6%		88.4%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011 due primarily to higher sales and favorable premium persistency. Case persistency in 2012 was slightly lower than 2011, but remains strong. Net investment income was higher in 2012 compared to 2011 due primarily to an increase in income from bond call premiums, an increase in the level of invested assets, and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

The benefit ratio was higher in 2012 compared to 2011 due primarily to a higher average claim size and a higher claim incidence rate. Commissions and the deferral of acquisition costs were higher in 2012 compared to 2011 due primarily to higher sales. The amortization of deferred acquisition costs was lower in 2012 compared to 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in 2012 compared to 2011 due primarily to our continued focus on operating effectiveness and expense management relative to our premium income levels.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income increased in 2011 compared to 2010 due primarily to higher group life sales, partially offset by lower premium persistency in the large case group life products. Case persistency in 2011 was slightly higher than 2010. Net investment income was higher in 2011 compared to 2010 due primarily to an increase in the level of invested assets, partially offset by a decline in the level of prepayment income on mortgage-backed securities.

The 2011 benefit ratio was generally consistent with the benefit ratio of 2010. Commissions and the deferral of acquisition costs were higher in 2011 compared to 2010 due primarily to a higher level of group life sales. The amortization of acquisition costs in 2011 was slightly higher than in 2010 due primarily to volatility in the level of amortization associated with internal replacement transactions.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$477.6	2.8%	$464.7	1.5%	$457.9
Voluntary Benefits	626.0	7.9	580.0	9.3	530.8
Total Premium Income	1,103.6	5.6	1,044.7	5.7	988.7
Net Investment Income	228.5	8.3	210.9	6.9	197.3
Other Income	29.0	(3.3)	30.0	(11.0)	33.7
Total	1,361.1	5.9	1,285.6	5.4	1,219.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	560.6	4.4	536.8	—	536.7
Commissions	243.6	11.2	219.0	3.5	211.6
Deferral of Acquisition Costs	(200.5)	11.5	(179.9)	3.3	(174.2)
Amortization of Deferred Acquisition Costs	164.6	6.8	154.1	(2.5)	158.0
Other Expenses	259.7	4.1	249.5	4.2	239.5
Total	1,028.0	5.0	979.5	0.8	971.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$333.1	8.8	$306.1	23.4	$248.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	52.4%		52.2%		53.3%
Voluntary Benefits	49.5%		50.7%		55.1%
Other Expense Ratio	23.5%		23.9%		24.2%
Before-tax Operating Income Ratio	30.2%		29.3%		25.1%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	31.2%		30.8%		32.5%

Premium Persistency:
Individual Disability - Recently Issued	91.4%		89.3%		90.7%
Voluntary Benefits	78.9%		80.5%		80.1%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011 due primarily to continued sales growth and stable premium persistency. Net investment income was higher in 2012 compared to 2011 due primarily to an increase in the level of invested assets, an increase in bond call premiums and other fees, and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

The interest adjusted loss ratio for the individual disability - recently issued line of business was higher in 2012 compared to 2011 due primarily to higher submitted incidence rates, partially offset by higher claim recoveries. The benefit ratio for voluntary benefits was lower in 2012 compared to 2011 driven primarily by the release of active life reserves associated with individual contracts that terminated and bought voluntary group coverage during 2012.

Commissions and the deferral of acquisition costs were higher in 2012 compared to 2011 due to higher sales. The amortization of deferred acquisition costs was higher in 2012 compared to 2011 due to unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines, including the impact on persistency from the large case customer that terminated the existing individual contracts and bought voluntary group coverage during 2012. Partially offsetting this increase in amortization was a reduction in amortization due to a more favorable year-over-year impact from the prospective unlocking for actual experience for assumptions which deviate compared to anticipated experience for our interest-sensitive voluntary life products. Other expenses have grown approximately 4 percent each year, below the level of premium growth, due to our continued focus on operating effectiveness and expense management.

The individual disability - recently issued product line had goodwill of approximately $187.5 million at December 31, 2012, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010 due primarily to growth in our voluntary benefits product line. Premium persistency for the individual disability - recently issued product line decreased, while the premium persistency for the voluntary benefits product line increased slightly. Net investment income was higher in 2011 compared to 2010 due primarily to an increase in the level of assets supporting these lines of business, partially offset by a decline in the level of prepayment income on mortgage-backed securities and a decline in bond call premiums.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$182.2	10.4%	$165.0	11.3%	$148.2
Group Short-term Disability	97.4	14.7	84.9	5.7	80.3
Group Life	188.0	1.5	185.3	11.0	166.9
AD&D	19.5	10.8	17.6	(2.8)	18.1
Subtotal	487.1	7.6	452.8	9.5	413.5
Supplemental and Voluntary
Individual Disability - Recently Issued	57.0	2.5	55.6	30.2	42.7
Voluntary Benefits	216.4	8.8	198.9	6.3	187.2
Subtotal	273.4	7.4	254.5	10.7	229.9
Total Sales	$760.5	7.5	$707.3	9.9	$643.4

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$334.9	4.0%	$322.1	9.6%	$294.0
Large Case Market	152.2	16.4	130.7	9.4	119.5
Subtotal	487.1	7.6	452.8	9.5	413.5
Supplemental and Voluntary	273.4	7.4	254.5	10.7	229.9
Total Sales	$760.5	7.5	$707.3	9.9	$643.4

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Unum US sales were higher in 2012 compared to 2011, with growth in each of our product lines and in each of our major market segments. Sales in our group core market segment were 4.0 percent higher in 2012 relative to 2011, with increases in each of the product lines within this market segment other than accidental death and dismemberment. The number of new accounts added in our group core market segment during 2012 was 1.9 percent higher than the number of new accounts added during 2011.

Sales in our group large case market segment were 16.4 percent higher in 2012 compared to 2011, with increases in each of the product lines within this market segment, other than group life. We continued our disciplined and opportunistic approach to sales growth in the large case market during 2012, and although the level of sales in this market segment was higher than in 2011, our new business pricing was within our guidelines. Our sales mix in 2012 was approximately 69 percent core market and 31 percent large case market, generally consistent with 2011.

Sales of voluntary benefits were 8.8 percent higher in 2012 compared to 2011 due primarily to strong large case sales and increases in sales to both new and existing customers. The number of new accounts added in the voluntary benefits product line was 6.9 percent lower in 2012 than the number of new accounts added during 2011. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were 2.5 percent higher in 2012 compared to 2011 due primarily to higher sales to existing customers.

We believe that the group core market and voluntary benefits market, which combined together are approximately 73 percent of our Unum US sales for 2012 and grew approximately 5.8 percent relative to 2011, represent significant growth opportunities. We will also continue to seek disciplined and opportunistic growth in the group large case and individual disability markets.  While in the short term we expect economic trends to continue to pressure our sales growth, we believe we are well positioned to expand existing relationships and leverage our brand and market leadership.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Unum US sales were higher in 2011 compared to 2010, with growth in each of our product lines, other than accidental death and dismemberment, and growth in each of our major market segments. Sales in our group core market segment were 9.6 percent higher in 2011 compared to 2010, with increases in each of the product lines within this market segment. The number of new accounts added in our group core market segment during 2011 was 4.4 percent higher than the number of new accounts added during 2010.

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

Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were 30.2 percent higher in 2011 compared to 2010. The year-over-year increase was primarily due to strong sales in our larger sized markets, as well as the unusually low volume of sales we experienced during 2010 for this line of business.

Segment Outlook

We believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the ongoing high levels of unemployment and the competitive environment. Although we expect to continue to achieve marginal year-over-year growth in our premium income during 2013 and beyond, opportunities for further premium and sales growth are not expected to re-emerge until the economy improves and employment growth accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond calls and other types of miscellaneous net investment income. The current interest rate environment is putting near-term pressure on our profit margins by impacting net investment income and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during the first quarter of 2012 and will continue with the price increases during 2013. We anticipate that the benefit ratio for our group disability product line for 2013 will generally be consistent with the level of 2012, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	$409.7	(2.4)%	$419.6	(0.4)%	$421.2
Group Life	221.3	8.7	203.6	18.6	171.6
Supplemental and Voluntary	63.6	(1.2)	64.4	11.4	57.8
Total Premium Income	694.6	1.0	687.6	5.7	650.6
Net Investment Income	170.8	(10.1)	189.9	11.4	170.5
Other Income	0.1	(66.7)	0.3	(75.0)	1.2
Total	865.5	(1.4)	877.8	6.7	822.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	541.4	9.6	493.8	13.3	435.8
Commissions	42.6	(6.8)	45.7	3.6	44.1
Deferral of Acquisition Costs	(11.8)	(23.4)	(15.4)	2.0	(15.1)
Amortization of Deferred Acquisition Costs	15.7	2.6	15.3	12.5	13.6
Other Expenses	146.3	(0.9)	147.7	9.5	134.9
Total	734.2	6.9	687.1	12.0	613.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$131.3	(31.1)	$190.7	(8.8)	$209.0

Operating Ratios (% of Premium Income):
Benefit Ratio	77.9%		71.8%		67.0%
Other Expense Ratio	21.1%		21.5%		20.7%
Before-tax Operating Income Ratio	18.9%		27.7%		32.1%

Premium Persistency:
Group Long-term Disability	84.0%		86.6%		91.3%
Group Life	82.5%		89.3%		92.7%
Supplemental and Voluntary	84.6%		87.3%		88.9%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred in 2012 compared to 2011, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens relative to the preceding period, as occurred in 2011 compared to 2010, translating pounds into dollars increases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Group Long-term Disability	£258.4	(1.2)%	£261.6	(3.9)%	£272.3
Group Life	139.6	9.9	127.0	14.5	110.9
Supplemental and Voluntary	40.1	—	40.1	7.2	37.4
Total Premium Income	438.1	2.2	428.7	1.9	420.6
Net Investment Income	107.7	(9.0)	118.4	7.4	110.2
Other Income	—	(100.0)	0.1	(88.9)	0.9
Total	545.8	(0.3)	547.2	2.9	531.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	341.4	11.0	307.7	9.3	281.4
Commissions	26.9	(5.6)	28.5	—	28.5
Deferral of Acquisition Costs	(7.5)	(21.1)	(9.5)	(1.0)	(9.6)
Amortization of Deferred Acquisition Costs	9.9	5.3	9.4	9.3	8.6
Other Expenses	92.2	0.1	92.1	5.4	87.4
Total	462.9	8.1	428.2	8.0	396.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£82.9	(30.3)	£119.0	(12.1)	£135.4

Weighted Average Pound/Dollar Exchange Rate	1.584		1.603		1.543

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011, although premium growth and persistency continue to be pressured due to the initiation of premium rate increases in our group long-term disability and group life product lines. Group long-term disability premium income was lower in 2012 compared to 2011 due to a decline in premium persistency resulting primarily from premium rate increases, partially offset by an increase in premium income due to growth in existing customer accounts. Group life premium income increased in 2012 relative to 2011 as a result of premium rate increases and higher new business sales, partially offset by lower premium persistency resulting primarily from premium rate increases.

Net investment income declined in 2012 compared to 2011 due primarily to lower income on inflation index-linked bonds, a decrease in invested asset yields, and lower income from bond call premiums, partially offset by an increase in the level of invested assets. We invest in inflation index-linked bonds to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

The benefit ratio was higher in 2012 compared to 2011, with unfavorable risk results in both group long-term disability and group life. Group long-term disability risk results were unfavorable in 2012 compared to 2011 due primarily to less favorable claim recoveries and higher incidence rates. Group life risk results were unfavorable in 2012 compared to 2011 due to a higher average claim size and higher claim volumes. Supplemental and voluntary risk results were favorable in 2012 compared to 2011 due to lower claim incidence rates in the group critical illness and individual disability products.

Commissions and the deferral of acquisition costs were both lower in 2012 compared to 2011 due primarily to a lower level of individual disability product sales. The amortization of deferred acquisition costs was higher in 2012 compared to 2011 due primarily to an increase in internal replacement transactions. The other expense ratio was lower in 2012 compared to 2011 due primarily to higher premium income and continued expense management initiatives.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010, although premium growth was pressured by pricing actions that resulted from the competitive U.K. market. The 2011 growth in group life premium income was due primarily to an increase in the inforce block of business from prior year sales. Persistency, although below the level of 2010, was strong. Net investment income was higher in 2011 compared to 2010 due primarily to an increase in the level of invested assets, an increase in bond calls, and higher returns from inflation index-linked bonds.

The benefit ratio was higher in 2011 compared to 2010, driven primarily by unfavorable group long-term disability risk results due to the impact of higher inflation on claim reserves associated with disability policies containing an inflation-linked benefit increase feature, and a lower level of claim recoveries during 2011 compared to 2010, partially offset by improved claim incidence levels during 2011. Group life risk results were favorable in 2011 compared to 2010 due primarily to improved mortality experience.

Commissions and the deferral and amortization of acquisition costs were generally consistent in 2011 compared to 2010. Other expenses in 2011 were higher than 2010 due to elevated development and marketing expenditures related to Unum UK's growth plans. The other expense ratio for 2011 was favorably impacted by higher premium income relative to 2010.

Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Sales by Product
Group Long-term Disability	$51.2	7.1%	$47.8	(10.0)%	$53.1
Group Life	38.0	(13.2)	43.8	(23.6)	57.3
Supplemental and Voluntary	4.9	(43.0)	8.6	(2.3)	8.8
Total Sales	$94.1	(6.1)	$100.2	(15.9)	$119.2

Sales by Market Sector
Group Disability and Group Life
Core Market (<500 lives)	$38.7	3.2	$37.5	(27.3)	$51.6
Large Case Market	50.5	(6.7)	54.1	(8.0)	58.8
Subtotal	89.2	(2.6)	91.6	(17.0)	110.4
Supplemental and Voluntary	4.9	(43.0)	8.6	(2.3)	8.8
Total Sales	$94.1	(6.1)	$100.2	(15.9)	$119.2

Sales by Product
Group Long-term Disability	£32.3	8.4%	£29.8	(13.4)%	£34.4
Group Life	24.1	(12.4)	27.5	(25.9)	37.1
Supplemental and Voluntary	3.1	(42.6)	5.4	(5.3)	5.7
Total Sales	£59.5	(5.1)	£62.7	(18.8)	£77.2

Sales by Market Sector
Group Disability and Group Life
Core Market (<500 lives)	£24.4	4.3	£23.4	(30.1)	£33.5
Large Case Market	32.0	(5.6)	33.9	(10.8)	38.0
Subtotal	56.4	(1.6)	57.3	(19.9)	71.5
Supplemental and Voluntary	3.1	(42.6)	5.4	(5.3)	5.7
Total Sales	£59.5	(5.1)	£62.7	(18.8)	£77.2

Sales in Unum UK's group long-term disability product line were higher in 2012 compared to 2011 due to higher sales in both the core market, which we define for Unum UK as employee groups with fewer than 500 lives, and in the large case market, partially offset by lower sales to existing customers. Group life sales were lower in 2012 compared to 2011 due to our discontinuance of new sales of certain of our group life product lines during the third quarter of 2012, lower large case sales, and lower sales to existing customers, partially offset by higher core market sales. Supplemental and voluntary sales were lower in 2012 compared to the 2011 due primarily to lower sales in our group critical illness and individual disability product lines.

Sales in Unum UK's group long-term disability and group life product lines were lower in 2011 compared to 2010 due to a decline in sales in both the core and large case markets. These declines were partially offset by higher sales to existing customers. Sales in the supplemental and voluntary line of business decreased in 2011 compared to 2010 due primarily to lower individual disability product sales.

Segment Outlook

Our primary focus during 2013 is to stabilize profitability and improve growth over the medium term. Our shift in business mix and focus on premium rate increases for both group long-term disability and group life is expected to improve profitability. However, pressure on new sales and persistency is likely, and the low interest rate environment is expected to dampen overall earnings growth. We expect that the challenging economic and competitive pricing environment in the U.K. which has continued to negatively impact Unum UK's premium growth may continue in the near term. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

In our group disability business, we continue to have a cautious outlook for growth given the current environment. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market, as persistency stabilizes, and as we continue to increase sales to new and existing customers. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group disability market penetration remains a significant opportunity and priority in the U.K.

In our group life business, we continue to implement rate increases, and we exited certain group life product lines in 2012. We expect group life premium income to decline in the near term as a result of these actions as well as a shift in business mix, but we believe profit margins will improve. We also entered into reinsurance agreements effective January 1, 2013 to cede a portion of our group life business. These reinsurance agreements will significantly decrease premium income and benefit payments during 2013 but are expected to reduce volatility in our group life line of business.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$724.5	4.2%	$695.3	5.2%	$661.0
Life	209.7	10.0	190.7	8.0	176.5
Cancer and Critical Illness	260.3	4.4	249.3	4.7	238.2
Total Premium Income	1,194.5	5.2	1,135.3	5.5	1,075.7
Net Investment Income	138.6	4.7	132.4	8.1	122.5
Other Income	0.3	(40.0)	0.5	(28.6)	0.7
Total	1,333.4	5.1	1,268.2	5.8	1,198.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	627.3	6.4	589.4	10.2	534.7
Commissions	254.5	3.5	245.9	5.7	232.6
Deferral of Acquisition Costs	(206.3)	1.6	(203.1)	3.2	(196.8)
Amortization of Deferred Acquisition Costs	166.5	10.1	151.2	0.7	150.1
Other Expenses	217.1	1.1	214.7	2.9	208.6
Total	1,059.1	6.1	998.1	7.4	929.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$274.3	1.6	$270.1	0.1	$269.7

Operating Ratios (% of Premium Income):
Benefit Ratio	52.5%		51.9%		49.7%
Other Expense Ratio	18.2%		18.9%		19.4%
Before-tax Operating Income Ratio	23.0%		23.8%		25.1%

Persistency:
Accident, Sickness, and Disability	75.7%		73.8%		75.9%
Life	85.7%		85.0%		86.0%
Cancer and Critical Illness	84.5%		84.0%		84.9%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income increased in 2012 relative to 2011 due primarily to prior period sales growth and improved persistency. Net investment income was higher in 2012 compared to 2011 as a result of growth in the level of invested assets, an increase in income from private equity partnership investments, and a higher level of fees from mortgage loan prepayments, partially offset by a decline in income from bond call premiums and a decrease in yield.

The benefit ratio was higher in 2012 compared to 2011 for the life and cancer and critical illness lines of business, partially offset by a lower benefit ratio for the accident, sickness, and disability line of business.  The increase in the life benefit ratio in 2012 was driven by higher mortality rates, which can exhibit volatility from period to period.  The slight increase in the cancer and critical illness benefit ratio in 2012 was due primarily to a higher level of paid claims in the cancer line of business and a higher active life reserve change due to favorable persistency for certain issue years. The slight decrease in the accident, sickness, and disability benefit ratio in 2012 was due to favorable claim experience in the disability product line.

Commissions and the deferral of acquisition costs were both higher in 2012 compared to 2011 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs was higher in 2012 compared to 2011 due to an increase in the level of the deferred asset as well as a less favorable year-over-year impact from the prospective unlocking for actual experience for assumptions which deviate compared to anticipated experience for our interest-sensitive life product. The other expense ratio was lower in 2012 compared to 2011 due primarily to higher premium income and a continued focus on expense management.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Premium income was higher in 2011 compared to 2010 due primarily to prior period sales growth and stable persistency for the life and cancer and critical illness lines of business, partially offset by lower persistency for the accident, sickness, and disability line of business. Net investment income was higher in 2011 compared to 2010 due primarily to growth in the level of assets and higher bond call premiums, partially offset by a decrease in income from private equity partnership investments.

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

Commissions and the deferral of acquisition costs were both higher in 2011 compared to 2010 due primarily to an increase in costs related to growth in new business premium. The amortization of deferred acquisition costs was higher due to an increase in the level of the deferred asset. The other expense ratio was lower in 2011 compared to 2010 due primarily to higher premium income and a continued focus on expense management.
Sales

(in millions of dollars)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Sales by Product
Accident, Sickness, and Disability	$233.0	(4.1)%	$242.9	2.3%	$237.4
Life	67.3	2.7	65.5	(0.3)	65.7
Cancer and Critical Illness	61.6	7.1	57.5	3.2	55.7
Total Sales	$361.9	(1.1)	$365.9	2.0	$358.8

Sales by Market Sector
Commercial
Core Market (<1,000 lives)	$248.3	0.1%	$248.0	4.5%	$237.4
Large Case Market	40.9	(6.8)	43.9	(7.4)	47.4
Subtotal	289.2	(0.9)	291.9	2.5	284.8
Public	72.7	(1.8)	74.0	—	74.0
Total Sales	$361.9	(1.1)	$365.9	2.0	$358.8

Colonial Life's sales were lower in 2012 relative to 2011, with a decrease in new account sales partially offset by an increase in existing account sales. Commercial market sales in 2012 were lower than 2011, with a 6.8 percent decrease in large case commercial market segment sales partially offset by a slight increase in the core commercial market segment, which we define as accounts with fewer than 1,000 lives. Sales were 1.8 percent lower in the public sector market in 2012 compared to 2011. The number of new accounts decreased 5.0 percent in 2012 compared to 2011, while the average new case size was 4.2 percent lower.

Colonial Life's sales were higher in 2011 compared to 2010, with new account sales 1.6 percent above the level of 2010, and existing account sales 2.2 percent higher than in 2010. Commercial market sales were 2.5 percent higher in 2011 compared to 2010, driven primarily by a sales increase of 4.5 percent in the core commercial market segment. Sales in the large case commercial market segment decreased 7.4 percent in 2011 compared to 2010. In the public sector market, sales were generally consistent in 2011 compared to 2010. Sales results for 2011 were unfavorably impacted by our decision to discontinue selling our limited benefit medical product. The number of new accounts declined 1.8 percent in 2011 compared to 2010, while the average new case size was 3.4 percent higher for 2011 compared to 2010.

Segment Outlook

Current economic conditions continue to affect employment growth and buying conditions which, in turn, impact sales and premium growth. While lower than expected sales presents a challenge in the near term, we believe proper execution of our growth strategy and a gradual improvement in the economy will deliver sales and premium growth that are in line with long-term expectations. We see the continuing U.S. economic conditions and the increasing competition in the voluntary market as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Premium growth has remained positive during 2012 and 2011, due in part to strong persistency, and we expect the level of sales to improve in 2013. We expect volatility in net investment income to continue in 2013 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We believe that strong profit margins will continue, and we expect our overall benefit ratio in 2013 to be generally consistent with the 2012 level.

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

Closed Block Segment

The Closed Block segment consists of our closed individual disability and individual and group long-term care lines of business, as well as certain other insurance products. The individual disability line of business generally consists of those policies in-force before the substantial changes in product offerings, pricing, distribution, and underwriting, which generally occurred during the period 1994 through 1998. Long-term care includes group long-term care, which we announced in the first quarter of 2012 that we would discontinue selling, and individual long-term care, which we discontinued selling in 2009. The other insurance products line of business consists of certain other products no longer actively marketed, including individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Premium Income
Individual Disability	$736.4	(6.4)%	$787.0	(7.1)%	$847.0
Long-term Care	631.9	3.9	608.1	1.5	599.2
All Other	2.2	N.M.	0.2	(94.3)	3.5
Total Premium Income	1,370.5	(1.8)	1,395.3	(3.8)	1,449.7
Net Investment Income	1,230.5	3.4	1,189.7	2.0	1,166.4
Other Income	100.1	(5.7)	106.1	(6.6)	113.6
Total	2,701.1	0.4	2,691.1	(1.4)	2,729.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,314.9	(23.2)	3,012.8	33.4	2,259.2
Commissions	112.6	(0.9)	113.6	(3.8)	118.1
Interest and Debt Expense	10.4	(1.0)	10.5	(10.3)	11.7
Deferral of Acquisition Costs	—	(100.0)	(3.7)	32.1	(2.8)
Amortization of Deferred Acquisition Costs	—	(100.0)	11.1	(34.7)	17.0
Impairment of Long-term Care Deferred Acquisition Costs	—	(100.0)	196.0	—	—
Other Expenses	167.7	(6.8)	180.0	(13.4)	207.9
Total	2,605.6	(26.0)	3,520.3	34.8	2,611.1

Operating Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	$95.5	111.5	$(829.2)	N.M.	$118.6

Interest Adjusted Loss Ratios:
Individual Disability (1)	83.0%		108.0%		85.0%
Long-term Care (2)	90.1%		179.3%		80.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.2%		12.9%		14.3%
Before-tax Operating Income (Loss) Ratio (3)	7.0%		(59.4)%		8.2%

Premium Persistency:
Individual Disability	92.5%		92.9%		93.0%
Long-term Care	95.8%		96.0%		95.8%

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

(3) Included in this ratio for 2011 are before-tax charges of $183.5 million for individual disability reserves, $573.6 million for long-term care reserves, and $196.0 million for impairment of our long-term care deferred acquisition costs. Excluding these charges, the before-tax operating income ratio would have been 8.9%.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Total premium income decreased in 2012 compared to 2011, with lower individual disability premium income partially offset by higher long-term care premium income. The decrease in individual disability premium income was due to the run-off of this closed line of business, driven by expected policy terminations and maturities. The increase in long-term care premium income was due to issuances of group long-term care policies and the implementation of rate increases on certain of our individual long-term care policies. Although we announced in the first quarter of 2012 that we would no longer sell group long-term care, we had group cases which were already in the quoting and/or underwriting process at the time of our announcement and for which we have now issued the policies.

We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in 2012 compared to 2011 due to higher asset levels, higher bond call premiums, and higher prepayment income on mortgage-backed securities and other fees, partially offset by a decline in yield on invested assets. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in 2012 compared to 2011 due to lower investment income in the portfolios held by the ceding companies.

Individual disability risk results for 2012 were favorable compared to 2011 due to the previously discussed 2011 reserve charge. Excluding this charge, individual disability risk results were favorable compared to 2011 due to higher claim recovery rates and a decrease in reserves for existing claims. Long-term care risk results were favorable in 2012 compared to 2011 due primarily to the 2011 reserve charge. Excluding this charge, risk results were unfavorable compared to 2011 due to higher claim incidence rates, partially offset by higher claim resolutions.

Interest and debt expense in 2012 was generally consistent with 2011, as principal repayments on the amount of outstanding debt issued by Northwind Holdings were offset by an increase in floating-rate interest on this debt. We had no amortization of deferred acquisition costs in 2012 due to the long-term care impairment charge recognized at December 31, 2011. The other expense ratio was lower in 2012 compared to 2011 due primarily to a decrease in selling and underwriting costs due to our discontinuance of the sale of group long-term care in 2012 and our continued focus on operating effectiveness and expense management.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Total premium income decreased in 2011 compared to 2010, with lower individual disability premium income partially offset by higher long-term care premium income. The decrease in individual disability premium income is due to the continued run-off of this closed line of business. The increase in long-term care premium income for 2011 relative to 2010 was driven by strong persistency and higher sales of group long-term care.

Net investment income was higher in 2011 compared to 2010 due to primarily to higher asset levels, partially offset by a decline in the level of prepayment income on mortgage-backed securities and lower income from bond call premiums. Other income decreased in 2011 compared to 2010 due to lower investment income in the portfolios held by the ceding companies.

Individual disability risk results in 2011 were unfavorable relative to 2010 due to the previously discussed 2011 reserve charge. Excluding the reserve charge, risk results were slightly favorable compared to 2010 due to higher claim recovery rates, partially offset by higher claim incidence rates. Long-term care risk results were unfavorable in 2011 compared to 2010 due primarily to the 2011 reserve charge. Excluding the reserve charge, risk results were unfavorable compared to 2010 due to increases in active life reserves, which were driven by favorable premium persistency relative to assumptions for certain issue years. Claim incidence rates for long-term care were also higher in 2011 compared to 2010.

Interest and debt expense was lower in 2011 compared to 2010 due to a decline in the amount of outstanding debt issued by Northwind Holdings as a result of principal repayments. The deferral of acquisition costs was higher in 2011 relative to 2010 due to the increase in deferrable expenses associated with higher sales of group long-term care products. The amortization of deferred acquisition costs was lower in 2011 than in 2010 due to lower levels of accelerated amortization related to favorable premium persistency relative to assumptions for certain issue years. As previously discussed, at December 31, 2011, we determined that our long-term care deferred acquisition costs were not recoverable, and we recognized an impairment charge at that time. The other expense ratio was favorable in 2011 compared to 2010 due primarily to lower claim litigation costs and lower expenses related to claim volumes.

    Segment Outlook

We expect that this segment may experience volatility in net investment income due to the variability in interest rates on floating rate assets and also due to volatility of bond call premiums relative to historical levels. A portion of this volatility in interest income will be offset by commensurate changes in the interest expense on our individual disability floating rate debt.

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
Operating Results

(in millions of dollars)
	Year Ended December 31
	2012	% Change	2011	% Change	2010
Operating Revenue
Net Investment Income	$23.0	(59.1)%	$56.2	(40.6)%	$94.6
Other Income	2.8	(86.4)	20.6	N.M.	3.3
Total	25.8	(66.4)	76.8	(21.6)	97.9

Expenses
Interest and Debt Expense	133.9	1.6	131.8	2.2	128.9
Other Expenses	0.4	(98.3)	23.4	196.2	7.9
Total	134.3	(13.5)	155.2	13.5	136.8

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(108.5)	(38.4)	$(78.4)	(101.5)	$(38.9)

N.M. = not a meaningful percentage

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Net investment income was lower in 2012 compared to 2011 due to lower asset levels, a lower proportion of assets invested at long-term interest rates, a decrease in bond call premiums, and a decrease in investment income attributable to tax credit partnerships. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. Other income was lower in 2012 compared to 2011 due primarily to $17.5 million of interest income recognized in 2011 related to an IRS settlement of our appeal to the IRS related to tax years 1996 to 2004.

Interest and debt expense was higher in 2012 compared to 2011 due primarily to the issuance of $250.0 million of 5.75% senior notes in August 2012, partially offset by the maturity of $225.1 million of 7.625% senior notes in March 2011. Other expenses were lower in 2012 compared to 2011 due primarily to a lower level of expense accruals during 2012, comparatively higher expenses in 2011 due in part to corporate initiatives, and state income taxes recognized during 2011 as a result of the repatriation of U.K. dividends from our U.K. subsidiaries in 2011. Partially offsetting these decreases in other expenses was an impairment of a long-lived fixed asset recognized during 2012.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net investment income was lower in 2011 compared to 2010 due to lower short-term interest rates, lower asset levels, a lower proportion of assets invested at long-term interest rates, a decrease in bond call premiums, and a decrease in investment income attributable to tax credit partnerships. Other income was higher in 2011 compared to 2010 due to $17.5 million of interest income related to the IRS settlement, as previously discussed.

Interest and debt expense was higher in 2011 compared to 2010 due primarily to the September 2010 issuance of $400.0 million of 5.625% senior notes, partially offset by the maturity of our $225.1 million senior notes in March 2011 and lower effective interest rates on certain senior notes which we effectively converted into floating rate debt through the use of interest rate swaps. Other expenses were higher in 2011 compared to 2010 due primarily to the previously discussed 2011 increases in expense accruals and state income taxes.

Segment Outlook

We expect the quality of our investment portfolio to remain strong. The negative impact on net investment income due to the higher level of investment in tax credit partnerships may be such that net investment income for our Corporate segment could be negatively impacted, resulting in a higher operating segment loss for Corporate. However, this would be offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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

•
The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity securities, 3 percent in tax credit partnerships, 35 percent in private placements, and 10 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage/asset backed securities, bank loans, government and government agencies, and municipal securities.

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
Investment Results

Net investment income was slightly lower in 2012 relative to 2011 due primarily to a decline in yield on invested assets, an increase in the amortization of the principal amount invested in our tax credit partnerships, and lower income on our Unum UK inflation index-linked bonds. These declines were partially offset by a higher level of invested assets, higher bond call premiums, an increase in income from private equity partnership investments, and higher prepayment income on mortgage-backed securities.

Net investment income increased slightly in 2011 relative to 2010 due primarily to continued growth in invested assets and higher bond call premiums, partially offset by an increase in the amortization of the principal amount invested in our to tax credit partnerships, a decrease in income on other partnership investments, and lower prepayment income on mortgage-backed securities.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.47 percent as of December 31, 2012, compared to a yield of 6.67 percent as of December 31, 2011. We actively manage our asset and liability cash flow match and our asset and liability duration match with the objective of reducing interest rate risk. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates.

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

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Year Ended December 31
	2012	2011	2010
Fixed Maturity Securities
Gross Gains on Sales	$29.3	$74.0	$61.1
Gross Losses on Sales	(20.4)	(24.0)	(41.3)
Other-Than-Temporary Impairment Loss	—	(19.9)	(15.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.0	7.1	7.9
Gross Losses on Sales	(4.3)	(0.5)	(0.5)
Impairment Loss	(1.9)	(0.6)	(3.8)
Foreign Currency Transactions	(3.3)	(1.6)	(3.9)
Embedded Derivative in Modified Coinsurance Arrangement	51.8	(39.4)	21.1
Net Realized Investment Gain (Loss)	$56.2	$(4.9)	$24.7

Realized Investment Losses $10.0 Million or Greater from Sale of Fixed Maturity Securities

During 2012, we recognized a loss of $11.2 million on the sale of securities issued by a large U.S. department store chain. In 2011 the company's management was replaced by a new team of executives that embarked on a radically different retailing strategy. While the company had ample liquidity and sizable value in real estate assets, initial operating results under this new strategy have been significantly below market expectations, and there is uncertainty as to whether this new strategy will be successful. Because of this, we had concerns that liquidity could be compromised over an extended period of time. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during 2011 and 2010.

Realized Investment Losses $10.0 Million or Greater from Other-Than-Temporary Impairments

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2012 and 2011.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during 2012, 2011, and 2010, resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(83.9) million at December 31, 2012, compared to $(135.7) million at December 31, 2011, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:
Fixed Maturity Securities - By Industry Classification
As of December 31, 2012

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,593.2	$311.5	$165.9	$10.2	$2,427.3	$321.7
Capital Goods	3,898.3	556.4	173.6	6.0	3,724.7	562.4
Communications	3,112.2	555.9	108.5	3.3	3,003.7	559.2
Consumer Cyclical	1,228.2	179.9	85.8	0.7	1,142.4	180.6
Consumer Non-Cyclical	6,035.6	1,027.5	65.8	2.0	5,969.8	1,029.5
Energy (Oil & Gas)	3,949.9	763.5	45.2	1.3	3,904.7	764.8
Financial Institutions	3,611.5	404.9	121.8	7.6	3,489.7	412.5
Mortgage/Asset-Backed	2,216.5	288.6	8.2	0.5	2,208.3	289.1
Sovereigns	1,507.0	226.6	—	—	1,507.0	226.6
Technology	1,047.1	147.1	71.5	0.4	975.6	147.5
Transportation	1,434.4	267.1	—	—	1,434.4	267.1
U.S. Government Agencies and Municipalities	3,155.6	636.3	79.4	8.9	3,076.2	645.2
Public Utilities	11,144.2	1,849.9	257.9	15.1	10,886.3	1,865.0
Redeemable Preferred Stocks	39.3	6.3	—	—	39.3	6.3
Total	$44,973.0	$7,221.5	$1,183.6	$56.0	$43,789.4	$7,277.5

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2012 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2012. We held no securities at December 31, 2012 with a gross unrealized loss of $10.0 million or greater.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012				2011
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.9	$0.7	$11.2	$15.6	$12.8
> 90 <= 180 days	0.4	0.4	4.1	7.1	34.3
> 180 <= 270 days	0.4	0.9	0.7	9.6	8.0
> 270 days <= 1 year	0.3	—	7.8	2.2	—
> 1 year <= 2 years	0.2	9.3	31.9	19.3	33.7
> 2 years <= 3 years	5.9	8.9	0.2	0.2	1.1
> 3 years	12.3	17.8	28.8	34.0	40.9
Sub-total	23.4	38.0	84.7	88.0	130.8

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	—	—	—	—	9.5
Sub-total	—	—	—	—	9.5

Total	$23.4	$38.0	$84.7	$88.0	$140.3
Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2012				2011
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.3	$4.1	$7.6	$4.8	$3.3
> 90 <= 180 days	1.4	3.9	6.2	9.5	11.9
> 180 <= 270 days	2.6	5.4	4.4	7.9	8.5
> 270 days <= 1 year	2.5	3.9	3.0	6.5	0.7
> 1 year <= 2 years	6.8	4.5	17.8	15.7	13.0
> 2 years <= 3 years	6.2	9.4	8.2	—	—
> 3 years	12.5	20.7	35.6	24.6	37.3
Sub-total	32.3	51.9	82.8	69.0	74.7

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	5.0
> 3 years	0.3	1.1	0.3	0.4	2.2
Sub-total	0.3	1.1	0.3	0.4	7.2

Total	$32.6	$53.0	$83.1	$69.4	$81.9

At December 31, 2012, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At December 31, 2012, we held $212.8 million fair value ($204.9 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At December 31, 2012, our mortgage/asset-backed securities had an average life of 3.85 years, effective duration of 3.47 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2012, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,990.6 million and $3,159.3 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

European Fixed Maturity Securities Exposure - By Country
As of December 31, 2012

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$54.1	$50.2
Ireland	67.5	66.3
Italy	243.7	235.3
Portugal	49.0	46.8
Spain	241.2	223.1
Total	$655.5	$621.7

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of December 31, 2012. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece. The company intends to change its domicile to Switzerland, pending required shareholder approval. As of December 31, 2012, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of December 31, 2012, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2012.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given its political and recessionary pressures. As of December 31, 2012, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2012.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may be required. As of December 31, 2012, our singular holding domiciled in Portugal is a geographically diversified utility company that was downgraded to below-investment-grade during the first quarter of 2012. As of December 31, 2012, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of a certain United Kingdom subsidiary of a Spanish financial institution. We believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, recessionary pressures, and potential regional secession issues. All but one of our Spanish domiciled securities were rated investment-grade as of December 31, 2012, and all were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of December 31, 2012.

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

Mortgage Loans

Our mortgage loan portfolio was $1,712.7 million and $1,612.3 million on an amortized cost basis at December 31, 2012 and 2011, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at December 31, 2012 and 2011 which were considered impaired and were carried at the estimated net realizable values of $17.4 million and $22.5 million, respectively, net of a valuation allowance of $1.5 million at each period end.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, and currency risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, and forward contracts on specific fixed income securities. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.7 million at December 31, 2012. We held no cash collateral from our counterparties at December 31, 2012. The carrying value of cash and fixed maturity securities posted as collateral to our counterparties was $1.8 million and $108.6 million, respectively, at December 31, 2012. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $63.3 million and $58.6 million on a fair value basis at December 31, 2012 and 2011, respectively.
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

We have met all minimum pension funding requirements set forth by ERISA. We made a voluntary contribution of $53.0 million to our U.S. qualified defined benefit plan during 2012, and we expect to make contributions of approximately $50.0 million during 2013. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £2.6 million during 2012, and we expect to make contributions of approximately £2.6 million during 2013.

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

During 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. Under the terms of the repurchase agreement, we received a price adjustment based on the volume weighted-average price of our common stock during the term of the agreement. The price adjustment resulted in the delivery to us of 0.6 million additional shares. In total, we repurchased 7.7 million shares of our common stock under this agreement, which completed the $500.0 million repurchase authorization and initiated the $1.0 billion repurchase program. In addition to these repurchases, during 2011 we repurchased an additional 17.7 million shares on the open market at a cost of $419.9 million, for a total repurchase of 25.4 million shares during 2011.

During 2012, we repurchased 23.6 million shares on the open market at a cost of $500.6 million. The dollar value of shares remaining under the $1.0 billion repurchase program, prior to its replacement, was $224.7 million. As previously noted, this share repurchase program was superseded and replaced by the $750.0 million share repurchase program authorized in July 2012. The dollar value of shares remaining under the $750.0 million repurchase program was $550.0 million at December 31, 2012.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $805 million and $756 million at December 31, 2012 and 2011, respectively. The December 31, 2012 balance, of which $193 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 1.5 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Unum Limited will be impacted by new capital requirements and risk management standards under Solvency II, the effective adoption date of which is expected to be no earlier than January 1, 2015.  Solvency II requirements have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers. Although the impact of Solvency II cannot be determined at this time, its implementation could result in increased capital, supervisory, and disclosure requirements for our U.K. subsidiaries.

Our Bermuda-based insurance subsidiary is subject to regulation by the BMA. Since 2010, the BMA has been engaged in a comprehensive review and assessment of its insurance regulatory and solvency framework.  The impact of the proposed changes cannot be determined at this time, nor is the effective adoption date known, but the implementation of these requirements could result in increased capital and governance requirements for our Bermuda-based insurance subsidiary. See "Capital Requirements" contained herein in Item 1 for additional information.

During 2013, we intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level well above capital adequacy requirements. We also expect both Unum Limited and our Bermuda-based insurance subsidiary to operate above their respective capital adequacy requirements and minimum solvency margins.

As requirements of Dodd-Frank begin to take effect in 2013 and in subsequent years, to the extent that we enter into derivatives that are subject to centralized exchanges and cleared through a regulated clearinghouse, we may be subject to stricter collateral requirements which could have an adverse effect on our overall liquidity.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $1,379.6 million for 2012, compared to $1,193.7 million and $1,196.8 million for 2011 and 2010, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows for 2012, 2011 and 2010 include pension and other postretirement benefit contributions of approximately $74.3 million, $20.3 million, and $188.2 million.
The variance in the income tax adjustment to reconcile net income to net cash provided by operating activities for 2011 compared to both the prior and subsequent years was due primarily to decreases in the deferred tax liability related to the 2011 deferred acquisition cost charge and reserve charges for our long-term care and individual disability closed blocks of business.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $1,113.4 million for 2012, compared to $410.3 million and $1,073.7 million for 2011 and 2010, respectively.

Proceeds from sales of available-for-sale securities decreased in 2012 compared to 2011, as we had ample liquidity provided from other sources, primarily maturities of available-for-sale securities. Proceeds from maturities of available-for-sale securities were higher in 2012 compared to 2011 primarily due to a significant increase in proceeds from bond calls and prepayments on mortgage-backed securities.  Proceeds from sales of available-for-sale securities were slightly higher in 2011 compared to 2010. Proceeds from maturities of available-for-sale securities were lower in 2011 compared to 2010, primarily due to a significant decrease in bond calls.

Proceeds from sales and maturities of other investments were higher in 2012 compared to 2011 primarily due to an increase in proceeds from terminations of derivative contracts within our cash flow hedging programs and an increase in maturities from mortgage loans, partially offset by a decrease in distributions received from private equity partnerships.  Proceeds from sales and maturities of other investments were slightly lower in 2011 compared to 2010 primarily due to a decrease in maturities from mortgage loans, offset by an increase in distributions received from private equity partnerships and an increase in proceeds from terminations of derivative contracts within our cash flow hedging programs.

Purchases of available-for-sale securities were higher in 2012 compared to 2011 due to an increase in funds available for reinvestment during 2012 resulting from maturities of fixed maturity securities, as previously noted. We also moved cash out of short-term investments and into fixed maturity securities during the year. Purchases of available-for-sale securities were lower in 2011 compared to 2010 as a result of the decline in funds available for reinvestment due to the decrease in bond calls, as previously noted.

Purchases of other investments increased in 2012 compared to 2011 due primarily to an increase in funding of mortgage loans and decreased in 2011 compared to 2010 as a result of a decrease in funding of mortgage loans, partially offset by a slight increase in funding of tax credit partnerships.

Net purchases of short-term investments decreased in 2012 compared to 2011 due to our use of available cash to purchase fixed maturity securities, partially offset by an increase in available funds from cash collateral received under our securities lending program. Net purchases of short-term investments decreased in 2011 compared to 2010 due to our use of cash to fund the payment for our debt maturing in 2011.  In both 2012 and 2011, cash received from the disposition of short-term investments provided funding for our share repurchases.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $305.5 million in 2012, compared to $720.4 million and $141.1 million in 2011 and 2010, respectively.

In August 2012, we received proceeds of $250.0 million, less debt issuance costs of $2.2 million and a debt discount of $1.4 million, from the issuance of $250.0 million of 5.75% senior notes.

During 2012 and 2011, the balance outstanding under our securities lending program increased by $143.5 million and $312.3 million, respectively. We did not utilize our securities lending program during 2010.

During 2012, 2011, and 2010, Tailwind Holdings made principal payments of $10.0 million each year on its floating rate, senior secured non-recourse notes, and Northwind Holdings made principal payments of $60.0 million, $74.4 million, and $58.3 million, respectively, on its floating rate, senior secured non-recourse notes.

During 2012, 2011, and 2010, we repurchased 23.6 million, 25.4 million, and 16.4 million shares of Unum Group's common stock at costs of $500.6 million, $619.9 million, and $356.0 million, respectively. Approximately $3.9 million of the amount repurchased during 2012 was settled in January 2013.

During 2011, we made short-term debt repayments of $225.1 million at the maturity date of our senior notes due March 2011.

During 2010, we received proceeds of $400.0 million, less debt issuance costs of $3.0 million and a debt discount of $0.5 million, from the issuance of $400.0 million of 5.625% senior notes. During 2010, we purchased and retired $10.0 million of our 7.08% medium notes.

See "Debt" contained in this Item 7 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

The amount available during 2012 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries was $634.4 million, of which $600.0 million was declared and paid. The amount available during 2012 from Unum Limited was £187.0 million, of which £75.0 million was declared and paid to one of our U.K. holding companies. During 2012, Tailwind Re and Northwind Re paid dividends of $16.9 million and $83.0 million to Tailwind Holdings and Northwind Holdings, respectively.

Although we may not utilize the entire amount of available dividends, based on the restrictions under current law, $623.7 million is available during 2013 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which excludes Northwind Re and Tailwind Re, our special purpose financial captive insurance companies. Approximately £144.7 million is available for the payment of dividends from Unum Limited to Unum Group and/or our U.K. holding companies during 2013, subject to regulatory approval.

Unum Group's RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 396 percent at December 31, 2012, compared to 405 percent at December 31, 2011. The individual RBC ratios for Northwind Re and Tailwind Re are calculated using the NAIC Company Action Level formula and have target levels of 200 percent. Both Northwind Re and Tailwind Re are approximately at their target levels. The individual RBC ratio for each of our insurance subsidiaries is above the range that would require state regulatory action.

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

Debt

At December 31, 2012, we had short-term debt of $455.8 million, consisting entirely of securities lending agreements, and long-term debt of $2,755.4 million, consisting primarily of senior secured notes and junior subordinated debt securities. Our leverage ratio, when calculated using consolidated debt to total consolidated capital, was 30.4 percent at December 31, 2012, compared to 28.7 percent at December 31, 2011. Our leverage ratio, when calculated excluding the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending agreements, was 25.3 percent at December 31, 2012, compared to 23.5 percent at December 31, 2011. The increase in our consolidated debt to total consolidated capital leverage ratio is due primarily to the issuance of $250.0 million senior notes in August 2012 and the increase in short-term debt related to securities lending agreements outstanding at December 31, 2012, partially offset by our principal payments on the debt of Northwind Holdings and Tailwind Holdings during 2012. Leverage is measured as total debt to total capital, which we define as total long-term and short-term debt plus stockholders' equity, excluding the net unrealized gain or loss on securities and the net gain or loss on cash flow hedges. We believe that a leverage ratio which excludes the net unrealized gains and losses on securities and the net gain or loss on cash flow hedges, both of which tend to fluctuate depending on market conditions and general economic trends, and which also excludes the non-recourse debt and associated capital of Tailwind Holdings and Northwind Holdings and the short-term debt arising from securities lending is a better indicator of our ability to meet our financial obligations.

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

During 2012, 2011, and 2010, Tailwind Holdings made principal payments of $10.0 million each year on its floating rate, senior secured non-recourse notes due 2036. During 2012, 2011, and 2010, Northwind Holdings made principal payments of $60.0 million, $74.4 million, and $58.3 million, respectively, on its floating rate, senior secured non-recourse notes due 2037.

In January 2013, Tailwind Holdings purchased and retired the outstanding principal of $62.5 million on its notes. The transaction resulted in an immaterial gain which will be included in our first quarter 2013 operating results.

Issuance of Debt

In August 2012, we issued $250.0 million of unsecured senior notes in a public offering. These notes, due 2042, bear interest at a fixed rate of 5.75% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. The balance outstanding on these notes was $250.0 million at December 31, 2012.

In 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries. The balance outstanding on these notes was $400.0 million at December 31, 2012.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. The balance outstanding on these notes was $350.0 million at December 31, 2012.

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes, due 2037, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the collateral for the notes and other assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re, a Vermont special purpose financial captive insurance company. Northwind Holdings' ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the notes. The balance outstanding on these notes was $500.0 million at December 31, 2012.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes, due 2036, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the collateral for the notes and the other assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re, a South Carolina special purpose financial captive insurance company. Tailwind Holdings' ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Tailwind Re. The ability of Tailwind Re to pay dividends to Tailwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Unum America reinsured by Tailwind Re. None of Unum Group, Unum America, Tailwind Re or any other affiliate of Tailwind Holdings is an obligor or guarantor on the notes. The balance outstanding on these notes was $62.5 million at December 31, 2012, the entire amount of which was purchased and retired in January 2013.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures, due 2015, in a private offering. The debentures are fully and unconditionally guaranteed by Unum Group. The aggregate principal amount outstanding was $296.9 million at December 31, 2012.

In 2002, Unum Group completed two long-term offerings, issuing $250.0 million of 7.375% senior debentures due 2032 and $150.0 million of 7.25% public income notes due 2032. The public income notes were called and retired in 2007. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2012.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due 2028, $200.0 million of 7.0% senior notes due 2018, and $250.0 million of 6.75% senior notes due 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $165.8 million at December 31, 2012.

In 1998, Provident Financing Trust I (the trust) issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature in 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2012.

Unum Group has medium-term notes with an aggregate principal amount outstanding of $50.8 million at December 31, 2012 which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990.  The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2012, 2011, and 2010, was $139.6 million, $145.4 million, and $140.7 million, respectively.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2012:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$455.8	$455.8	$—	$—	$—

Long-term Debt	4,672.9	145.8	585.9	576.0	3,365.2

Policyholder Liabilities	41,973.1	4,613.5	7,094.9	5,310.5	24,954.2

Pension and Other Postretirement Benefits	2,237.0	74.4	253.7	256.8	1,652.1

Miscellaneous Liabilities	575.2	523.8	11.8	9.0	30.6

Operating Leases	216.8	33.7	54.0	31.1	98.0

Purchase Obligations	275.0	236.0	33.6	3.8	1.6

Total	$50,405.8	$6,083.0	$8,033.9	$6,187.2	$30,101.7

Receipts Due

Reinsurance Recoverable	$7,502.5	$328.4	$786.8	$544.9	$5,842.4

Excluded from the preceding table are tax liabilities of approximately $6.8 million for which we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

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

At December 31, 2012, we had legally binding unfunded commitments, which are recognized as liabilities in our consolidated balance sheets, of $83.7 million and $5.1 million to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. These commitments are represented in the purchase obligation line on the preceding schedule and will be funded over the next several years.

Off-Balance Sheet Arrangements

As noted in the preceding commitments table, we have operating lease commitments totaling $216.8 million at December 31, 2012. Operating leases include noncancelable obligations on certain office space, equipment, and software.

Purchase obligations include off-balance sheet non-binding commitments of $29.0 million to fund certain of our investments in private placement securities, $71.3 million to fund certain private equity partnerships, and $47.3 million to fund certain commercial mortgage loans. These are shown in the preceding table based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee, issuer of the private placement securities, or borrower. The amounts may or may not be funded. Also included are obligations with outside parties for computer data processing services and related functions and software maintenance agreements. The aggregate obligation remaining under these agreements was $35.6 million at December 31, 2012.

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

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.7 million at December 31, 2012. We post fixed maturity securities or cash as collateral to our counterparties. Fixed maturity securities with a carrying value of $108.6 million and cash of $1.8 million were posted as collateral to our counterparties at December 31, 2012.

Our derivatives counterparties have posted non-cash collateral in various segregated custody accounts to which we have a security interest in the event of counterparty default. This collateral, which is not reflected in the preceding table, had a fair value of $58.9 million at December 31, 2012.
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

As previously noted, our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $455.8 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2012 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2012 was $431.0 million, and the maximum amount outstanding at any month end was $467.1 million. In addition, at December 31, 2012, we had $14.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during 2012 was $15.7 million, and the maximum amount outstanding at any month end was $16.9 million.

We had no repurchase agreements outstanding at December 31, 2012. The average balance during the year ended December 31, 2012 was $2.7 million, and the maximum amount outstanding at any month end was $16.2 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

	AM Best	Fitch	Moody's	S&P
Issuer Credit Ratings	bbb (Good)	BBB (Good)	Baa2 (Adequate)	BBB (Adequate)

Financial Strength Ratings
Provident Life and Accident	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Provident Life and Casualty	A (Excellent)	A (Strong)	Not Rated	Not Rated
Unum Life of America	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
First Unum Life	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Colonial Life & Accident	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Paul Revere Life	A (Excellent)	A (Strong)	A2 (Good)	A (Strong)
Paul Revere Variable	B++ (Good)	A (Strong)	A2 (Good)	Not Rated
Unum Limited	Not Rated	Not Rated	Not Rated	A- (Strong)

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

On February 6, 2012, August 3, 2012, and February 11, 2013, Fitch affirmed its A rating of Unum's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable." On March 15, 2012 and January 30, 2013, AM Best affirmed its A rating of Unum's primary domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On August 16, 2012, Moody's upgraded the financial strength rating of Unum's primary domestic insurance subsidiaries from A3 to A2 and raised the credit ratings of Unum Group's senior debt from Baa3 to Baa2. Moody's outlook for all ratings is "stable." On October 9, 2012, S&P raised its credit rating of Unum Group's senior debt from BBB- to BBB and raised the financial strength ratings of Unum's primary domestic insurance subsidiaries from A- to A. S&P revised the outlook on all ratings to "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during 2012 or during 2013 prior to the date of this filing.

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

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Due to the long duration of our long-term care product, we may be unable to purchase appropriate assets with cash flows and durations such that the timing and/or amount of our investment cash flows may not match those of our maturing liabilities.  Sustained periods of low interest rates could result in lower than expected profitability or increases in reserves. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments. We use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

Long-term debt is not carried at fair value in our consolidated balance sheets. If we modify or replace existing long-term debt instruments at current market rates, we may incur a gain or loss on the transaction. We believe our debt-related risk to changes in interest rates is relatively minimal. In the near term, we expect that our need for external financing is small, but changes in our business could increase our need.

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2012 and 2011 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2012 and 2011 are shown as follows:

	December 31, 2012
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$44,973.0	$41,290.1	$(3,682.9)
Mortgage Loans		1,937.1	1,847.2	(89.9)
Policy Loans, Net of Reinsurance Ceded		302.6	283.5	(19.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(5,993.0)	$(3,267.5)	$2,725.5
Long-term Debt		(2,968.8)	(2,780.3)	188.5

Derivatives (1)
Swaps	$1,432.8	$(88.9)	$(146.4)	$(57.5)
Embedded Derivative in Modified Coinsurance Arrangement		(83.9)	(92.3)	(8.4)

	December 31, 2011
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$42,486.7	$38,912.6	$(3,574.1)
Mortgage Loans		1,789.8	1,716.2	(73.6)
Policy Loans, Net of Reinsurance Ceded		286.1	270.0	(16.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Other (2)		$(5,007.3)	$(2,326.4)	$2,680.9
Long-term Debt		(2,540.2)	(2,400.6)	139.6

Derivatives (1)
Swaps	$1,413.0	$(36.0)	$(118.8)	$(82.8)
Embedded Derivative in Modified Coinsurance Arrangement		(135.7)	(138.4)	(2.7)

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2012 and 2011 levels, stockholders' equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $109.5 million and $107.9 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2012 and 2011, segment operating income, which excludes net realized investment gains and losses and income tax, as reported in U.S. dollars would have decreased approximately $12.6 million and $18.8 million, respectively, for the years then ended.

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

See "Consolidated Operating Results" and "Unum UK Segment" contained herein in Item 7 for further information concerning foreign currency translation.

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
The board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each, and receives an ERM report from our CRO at least annually, or more frequently as appropriate. The audit committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. The CRO provides a report on our risks and risk management processes to the audit committee of the board at least quarterly. The finance committee of the board is responsible for oversight of risks associated with investments, capital, and related financial matters. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The CRO performs an annual risk assessment of our incentive compensation programs to ensure incentive plans are balanced and consistent with the risk levels embedded in our financial and business plans. Results of this assessment are presented to our human capital committee of the board annually, and conclusions from this assessment are reported in our proxy statement. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.
The executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The CRO, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by corporate risk committees and by the risk committees of our primary operating segments.
Operating segment risk committees for Unum US, Unum UK, Colonial Life, and Closed Block are responsible for oversight of risks specific to their businesses. These committees are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with enterprise risk management guidance. Corporate risk committees oversee the operational, global technology services, investment, and capital management risks on a corporate level.

Risk Appetite Policy

Our risk appetite policy describes the types of risks we are willing to take, as well as the amount of enterprise risk exposure we deem acceptable in pursuit of our goals, with an objective of clearly defining boundaries for our risk-taking activities.

The starting point of our philosophy and approach to our ERM strategy is our corporate strategy. In contrast to many multi-line peer companies, we do not offer retirement savings, traditional medical benefits, or property and casualty insurance. Our corporate strategy is focused on providing group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that create comprehensive benefits solutions for employers. We have market leadership positions in the product lines we offer and have over 160 years of experience. We believe this combination of focused expertise and extensive experience is a competitive advantage and forms the foundation of our approach to risk management.

We believe our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently and to identify and address potential areas of risk in our business. We take and manage risks to achieve our business and strategic objectives, and our risk appetite statement sets boundaries for risk-taking activities that link earnings, capital, and operational processes, as well as summarizes our most material risk limits and controls. We monitor our risk profile against our established risk tolerance and limits. Risks falling outside our risk tolerance and limits are reported to the applicable governance group, where decisions are made pertaining to acceptance of the risk or implementation of remediation plans or corrective actions as deemed appropriate by that governance group.

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

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. For additional information on certain risks that may adversely affect our business, operating results, or financial condition see "Cautionary Statement Regarding Forward-Looking Statements" contained herein on page 1 and "Risk Factors" contained herein in Item 1A.

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

•
We seek to manage our exposure to insurance risk through a combination of prudent underwriting with effective risk selection, maintaining pricing discipline, sound reserving practices, and high quality claims management. Detailed underwriting guidelines and claim policies are tools used to manage our insurance risk exposure. We also monitor exposures against internally prescribed limits, and we diversify to reduce potential concentration risk and volatility.

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

Externally, we are subject to a number of regulatory and rating agency risk examinations, and risk reports are often included. By 2015, we must comply with the ORSA requirements, which are intended to become a regular part of reviews of insurers' ERM programs. We believe the ORSA will provide strong evidence of the strengths of our ERM framework, measurement approaches, key assumptions utilized in assessing our risks, and prospective solvency assessments under both normal and stressed conditions. We have implemented, and will continue to implement, actions to prepare for compliance with this evolving standard. See "Regulation" contained herein in Item 1 for additional information regarding the ORSA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Unum Group and subsidiaries changed its method of accounting for deferred acquisition costs as a result of the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2010-26, "Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts," effective January 1, 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 22, 2013

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $37,751.5; $36,640.7)	$44,973.0	$42,486.7
Mortgage Loans	1,712.7	1,612.3
Policy Loans	3,133.8	3,051.4
Other Long-term Investments	625.0	639.2
Short-term Investments	1,460.3	1,423.5
Total Investments	51,904.8	49,213.1

Other Assets
Cash and Bank Deposits	77.3	116.6
Accounts and Premiums Receivable	1,632.6	1,672.2
Reinsurance Recoverable	4,842.6	4,854.6
Accrued Investment Income	694.6	681.8
Deferred Acquisition Costs	1,755.5	1,677.1
Goodwill	201.7	201.2
Property and Equipment	501.6	493.3
Other Assets	625.4	645.3

Total Assets	$62,236.1	$59,555.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,484.6	$1,494.0
Reserves for Future Policy and Contract Benefits	44,694.4	43,051.9
Unearned Premiums	426.7	433.2
Other Policyholders’ Funds	1,644.9	1,625.9
Income Tax Payable	54.2	38.2
Deferred Income Tax	269.4	44.7
Short-term Debt	455.8	312.3
Long-term Debt	2,755.4	2,570.2
Other Liabilities	1,838.1	1,815.1

Total Liabilities	53,623.5	51,385.5

Commitments and Contingent Liabilities - Note 13

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 359,751,943 and 358,691,567 shares	36.0	35.9
Additional Paid-in Capital	2,607.7	2,591.1
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	873.5	614.8
Net Gain on Cash Flow Hedges	401.6	408.7
Foreign Currency Translation Adjustment	(72.6)	(117.6)
Unrecognized Pension and Postretirement Benefit Costs	(574.5)	(444.1)
Retained Earnings	7,371.6	6,611.0
Treasury Stock - at cost: 89,546,758 and 65,975,613 shares	(2,030.7)	(1,530.1)

Total Stockholders' Equity	8,612.6	8,169.7

Total Liabilities and Stockholders' Equity	$62,236.1	$59,555.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$7,716.1	$7,514.2	$7,431.4
Net Investment Income	2,515.2	2,519.6	2,495.5
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(19.9)	(15.9)
Other Net Realized Investment Gain	56.2	15.0	40.6
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7
Other Income	227.9	249.1	241.6
Total Revenue	10,515.4	10,278.0	10,193.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,722.2	7,209.5	6,354.1
Commissions	917.2	879.2	855.4
Interest and Debt Expense	145.4	143.3	141.8
Deferral of Acquisition Costs	(467.3)	(442.5)	(422.5)
Amortization of Deferred Acquisition Costs	378.7	365.7	373.3
Impairment of Deferred Acquisition Costs	—	196.0	—
Compensation Expense	786.8	808.0	776.3
Other Expenses	782.9	785.5	794.9
Total Benefits and Expenses	9,265.9	9,944.7	8,873.3

Income Before Income Tax	1,249.5	333.3	1,319.9

Income Tax (Benefit)
Current	206.6	230.5	301.0
Deferred	148.5	(181.4)	140.2
Total Income Tax	355.1	49.1	441.2

Net Income	$894.4	$284.2	$878.7

Net Income Per Common Share
Basic	$3.18	$0.94	$2.70
Assuming Dilution	$3.17	$0.94	$2.69

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
		As Adjusted
Net Income	$894.4	$284.2	$878.7

Other Comprehensive Income (Loss)
Change in Net Unrealized Gains on Securities Before Reclassification Adjustment:
Change in Net Unrealized Gains on Securities Not Other-Than-Temporarily Impaired (net of tax expense of $470.9; $812.4; $522.6)	926.4	1,544.4	989.0
Change in Net Unrealized Gains on Securities Other-Than-Temporarily Impaired (net of tax benefit of $ - ; $1.1; $0.5)	—	(2.1)	(0.9)
Total Change in Net Unrealized Gains on Securities Before Reclassification Adjustment (net of tax expense of $470.9; $811.3; $522.1)	926.4	1,542.3	988.1
Reclassification Adjustment for Net Realized Investment Gain (net of tax expense of $3.2; $13.0; $3.5)	(7.6)	(22.5)	(6.4)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(4.3); $25.2; $(5.0))	(7.1)	47.7	(9.8)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other (net of tax benefit of $325.6; $701.5; $499.6)	(660.1)	(1,321.1)	(948.3)
Change in Foreign Currency Translation Adjustment (net of tax expense of $ - ; $ - ; $0.6)	45.0	(10.5)	(31.8)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax benefit of $68.0; $67.4; $12.7)	(130.4)	(125.5)	12.1
Total Other Comprehensive Income	166.2	110.4	3.9

Comprehensive Income	$1,060.6	$394.6	$882.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$35.9	$36.5	$36.4
Common Stock Activity	0.1	0.2	0.1
Retirement of Repurchased Common Shares	—	(0.8)	—
Balance at End of Year	36.0	35.9	36.5

Additional Paid-in Capital
Balance at Beginning of Year	2,591.1	2,615.4	2,587.4
Common Stock Activity	16.6	30.9	28.0
Retirement of Repurchased Common Shares	—	(55.2)	—
Balance at End of Year	2,607.7	2,591.1	2,615.4

Accumulated Other Comprehensive Income
Balance at Beginning of Year	461.8	351.4	347.5
Change During Year	166.2	110.4	3.9
Balance at End of Year	628.0	461.8	351.4

Retained Earnings
Balance at Beginning of Year	6,611.0	6,591.8	5,827.9
Net Income	894.4	284.2	878.7
Dividends to Stockholders (per common share: $0.470; $0.395; $0.350)	(133.8)	(121.0)	(114.8)
Retirement of Repurchased Common Shares	—	(144.0)	—
Balance at End of Year	7,371.6	6,611.0	6,591.8

Treasury Stock
Balance at Beginning of Year	(1,530.1)	(1,110.2)	(754.2)
Purchases of Treasury Stock	(500.6)	(419.9)	(356.0)
Balance at End of Year	(2,030.7)	(1,530.1)	(1,110.2)

Total Stockholders' Equity at End of Year	$8,612.6	$8,169.7	$8,484.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$894.4	$284.2	$878.7
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	40.4	37.0	1.7
Change in Deferred Acquisition Costs	(88.6)	(76.8)	(49.2)
Impairment of Deferred Acquisition Costs	—	196.0	—
Change in Insurance Reserves and Liabilities	508.4	1,113.9	537.8
Change in Income Taxes	168.0	(274.4)	160.3
Change in Other Accrued Liabilities	18.6	68.4	(95.5)
Non-cash Adjustments to Net Investment Income	(221.3)	(240.6)	(276.2)
Net Realized Investment (Gain) Loss	(56.2)	4.9	(24.7)
Depreciation	84.3	81.1	75.4
Other, Net	31.6	—	(11.5)
Net Cash Provided by Operating Activities	1,379.6	1,193.7	1,196.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	595.9	1,181.9	1,122.8
Proceeds from Maturities of Fixed Maturity Securities	2,160.5	1,692.7	2,192.8
Proceeds from Sales and Maturities of Other Investments	182.2	131.9	140.3
Purchase of Fixed Maturity Securities	(3,512.8)	(2,760.1)	(3,798.6)
Purchase of Other Investments	(353.8)	(304.1)	(332.8)
Net Purchases of Short-term Investments	(80.1)	(254.6)	(288.1)
Other, Net	(105.3)	(98.0)	(110.1)
Net Cash Used by Investing Activities	(1,113.4)	(410.3)	(1,073.7)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings	143.5	87.2	—
Issuance of Long-term Debt	246.4	—	396.9
Long-term Debt Repayments	(70.0)	(84.4)	(78.3)
Issuance of Common Stock	4.9	14.8	10.0
Repurchase of Common Stock	(496.7)	(619.9)	(356.0)
Dividends Paid to Stockholders	(133.8)	(121.0)	(114.8)
Other, Net	0.2	2.9	1.1
Net Cash Used by Financing Activities	(305.5)	(720.4)	(141.1)

Net Increase (Decrease) in Cash and Bank Deposits	(39.3)	63.0	(18.0)

Cash and Bank Deposits at Beginning of Year	116.6	53.6	71.6

Cash and Bank Deposits at End of Year	$77.3	$116.6	$53.6

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $2,912.7 million and $2,838.3 million of policy loans ceded to reinsurers at December 31, 2012 and 2011, respectively.

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

Deferred Acquisition Costs: Incremental direct costs associated with the successful acquisition of new or renewal insurance contracts have been deferred. Such costs include commissions, other agency compensation, certain selection and policy issue expenses, and certain field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral. Deferred acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing in subsequent years.

Deferred acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies.

Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Adjustments are made to reflect actual experience for assumptions which deviate compared to anticipated experience.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $705.0 million and $670.9 million as of December 31, 2012 and 2011, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $23.5 million and $30.3 million at December 31, 2012 and 2011, respectively. The accumulated amortization for value of business acquired was $131.5 million and $119.3 million as of December 31, 2012 and 2011, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.5 million, $7.4 million, and $7.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2012 and 2011 was $67.4 million and $81.0 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2012, 2011, and 2010, premium tax expense was $136.0 million, $134.9 million, and $129.4 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. We use the Black-Scholes options valuation model for estimating the fair value of stock options. Nonvested stock awards are valued based on the fair value of common stock at the grant date and cash-settled awards are measured each reporting period based on the current stock price. Stock-based awards that do not require future service are expensed immediately, and stock-based awards that require future service are amortized over the relevant service period, with an offsetting increase to additional paid-in capital in stockholders' equity.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards. In computing earnings per share assuming dilution, only potential common shares resulting from stock-based awards that are dilutive (those that reduce earnings per share) are included. We use the treasury stock method to account for the effect of outstanding stock options and nonvested stock awards on the computation of earnings per share assuming dilution.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $380.4 million and $385.5 million at December 31, 2012 and 2011, respectively.

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

ASC 944 "Financial Services - Insurance"

In October 2010, the FASB issued an update to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. We adopted this update effective January 1, 2012 and applied the amendments retrospectively, adjusting all prior periods in our consolidated financial statements and accompanying notes. The cumulative effect of the adoption as of January 1, 2010, was a decrease to stockholders' equity of $455.1 million. The following table summarizes the effects on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
Consolidated Statements of Income
Deferral of Acquisition Costs	$(628.3)	$(442.5)	$185.8	$(607.7)	$(422.5)	$185.2
Amortization of Deferred Acquisition Costs	533.8	365.7	(168.1)	547.1	373.3	(173.8)
Impairment of Deferred Acquisition Costs	289.8	196.0	(93.8)	—	—	—
Income Tax (Benefit) - Deferred	(208.7)	(181.4)	27.3	144.2	140.2	(4.0)
Net Income	235.4	284.2	48.8	886.1	878.7	(7.4)

Net Income Per Common Share
Basic	0.78	0.94	0.16	2.72	2.70	(0.02)
Assuming Dilution	0.78	0.94	0.16	2.71	2.69	(0.02)

Consolidated Statements of Comprehensive Income
Net Income	$235.4	$284.2	$48.8	$886.1	$878.7	$(7.4)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(1,324.4)	(1,321.1)	3.3	(950.9)	(948.3)	2.6
Change in Foreign Currency Translation Adjustment	(10.6)	(10.5)	0.1	(32.2)	(31.8)	0.4

Consolidated Statements of Stockholders' Equity
Accumulated Other Comprehensive Income
Balance at Beginning of Year	$341.9	$351.4	$9.5	$341.0	$347.5	$6.5
Change During Year	107.0	110.4	3.4	0.9	3.9	3.0

Retained Earnings
Balance at Beginning of Year	7,060.8	6,591.8	(469.0)	6,289.5	5,827.9	(461.6)
Net Income	235.4	284.2	48.8	886.1	878.7	(7.4)

Consolidated Statements of Cash Flows
Net Income	$235.4	$284.2	$48.8	$886.1	$878.7	$(7.4)
Change in Deferred Acquisition Costs	(94.5)	(76.8)	17.7	(60.6)	(49.2)	11.4
Impairment of Deferred Acquisition Costs	289.8	196.0	(93.8)	—	—	—
Change in Income Taxes	(301.7)	(274.4)	27.3	164.3	160.3	(4.0)

	December 31, 2011
Consolidated Balance Sheets
Deferred Acquisition Costs	$2,300.9	$1,677.1	$(623.8)
Deferred Income Tax	261.2	44.7	(216.5)
Net Unrealized Gain on Securities Not Other-Than-Temporarily Impaired	605.8	614.8	9.0
Foreign Currency Translation Adjustment	(121.5)	(117.6)	3.9
Retained Earnings	7,031.2	6,611.0	(420.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2011:

ASC 310 "Receivables"

In April 2011, the FASB issued an update to provide additional clarification to help creditors in determining whether a creditor has granted a concession as well as whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. We adopted this update effective July 1, 2011. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operations.

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
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Outstanding:

ASC 210 "Balance Sheet - Disclosures about Offsetting Assets and Liabilities"

In December 2011, the FASB issued an update to require additional disclosures and information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement. These disclosures are intended to provide information that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued an update to clarify the scope of transactions that are subject to the disclosures about offsetting. Specifically, the update applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions to the extent they are subject to a master netting arrangement or similar agreement. The amendments in these updates are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of these updates will expand our disclosures but will have no effect on our financial position or results of operations.

ASC 220 "Comprehensive Income"

In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring additional information to be presented regarding certain reclassification adjustments. The amendments in the update, which do not change the current requirements for reporting net income or other comprehensive income in financial statements, are effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this update will expand our disclosures but will have no effect on our financial position or results of operations.

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

	December 31
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,973.0	$44,973.0	$42,486.7	$42,486.7
Mortgage Loans	1,712.7	1,937.1	1,612.3	1,789.8
Policy Loans	3,133.8	3,215.3	3,051.4	3,124.4
Other Long-term Investments
Derivatives	81.6	81.6	137.7	137.7
Equity Securities	14.6	14.6	11.2	11.2
Miscellaneous Long-term Investments	455.1	455.1	436.4	436.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$640.1	$640.1	$641.1	$641.1
Supplementary Contracts without Life Contingencies	535.5	535.5	502.6	502.6
Long-term Debt	2,755.4	2,968.8	2,570.2	2,540.2
Other Liabilities
Derivatives	170.5	170.5	173.7	173.7
Embedded Derivative in Modified Coinsurance Arrangement	83.9	83.9	135.7	135.7
Unfunded Commitments to Investment Partnerships	83.7	83.7	160.6	160.6

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,912.7 million and $2,838.3 million as of December 31, 2012 and 2011, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have a fair value of $1,212.0 million at December 31, 2012 and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have a fair value of $1,756.8 million at December 31, 2012 and are assigned a Level 2.

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

The management of our investment portfolio includes establishing pricing policy and reviewing the reasonableness of sources and inputs used in developing pricing. We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security's price.  In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all price changes from the prior month which fall outside a predetermined corridor. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period closest to the transaction date.
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

At December 31, 2012, approximately 4.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 95.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 77.5 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.8 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.8 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$104.1	$1,244.7	$—	$1,348.8
States, Municipalities, and Political Subdivisions	53.0	1,625.1	128.7	1,806.8
Foreign Governments	—	1,424.9	82.1	1,507.0
Public Utilities	84.2	10,485.6	574.4	11,144.2
Mortgage/Asset-Backed Securities	—	2,216.0	0.5	2,216.5
All Other Corporate Bonds	1,977.1	23,755.5	1,177.8	26,910.4
Redeemable Preferred Stocks	—	14.5	24.8	39.3
Total Fixed Maturity Securities	2,218.4	40,766.3	1,988.3	44,973.0

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	76.5	—	76.5
Foreign Exchange Contracts	—	5.1	—	5.1
Total Derivatives	—	81.6	—	81.6
Equity Securities	—	10.3	4.3	14.6

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$31.7	$—	$31.7
Foreign Exchange Contracts	—	138.8	—	138.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	83.9	83.9
Total Derivatives	—	170.5	83.9	254.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2012		2011
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$224.7	$169.8	$—
States, Municipalities, and Political Subdivisions	—	43.8	47.7	274.9
Foreign Governments	—	—	—	0.7
Public Utilities	47.1	653.1	362.1	534.2
All Other Corporate Bonds	1,068.6	2,808.9	1,426.5	2,452.7
Total Fixed Maturity Securities	$1,115.7	$3,730.5	$2,006.1	$3,262.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(0.3)	$18.4	$(0.7)	$43.2	$—	$128.7
Foreign Governments	—	—	5.0	15.4	—	61.7	—	82.1
Public Utilities	338.9	—	22.3	47.9	(4.2)	481.4	(311.9)	574.4
Mortgage/Asset-Backed Securities	31.7	—	—	—	(0.1)	—	(31.1)	0.5
All Other Corporate Bonds	665.5	1.2	40.8	151.6	(67.5)	599.8	(213.6)	1,177.8
Redeemable Preferred Stocks	37.2	(1.0)	2.9	—	(14.3)	—	—	24.8
Total Fixed Maturity Securities	1,141.4	0.2	70.7	233.3	(86.8)	1,186.1	(556.6)	1,988.3

Equity Securities	11.2	(0.1)	—	—	(0.1)	—	(6.7)	4.3
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	51.8	—	—	—	—	—	(83.9)

	Year Ended December 31, 2011
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.5	$28.0	$—	$37.6	$—	$68.1
Public Utilities	173.6	0.2	26.9	34.8	(3.2)	259.9	(153.3)	338.9
Mortgage/Asset-Backed Securities	0.7	—	(0.8)	31.9	(0.1)	—	—	31.7
All Other Corporate Bonds	829.7	(2.4)	8.9	133.6	(81.4)	250.1	(473.0)	665.5
Redeemable Preferred Stocks	21.7	—	1.2	—	—	14.3	—	37.2
Total Fixed Maturity Securities	1,025.7	(2.2)	38.7	228.3	(84.7)	561.9	(626.3)	1,141.4

Equity Securities	1.5	(0.6)	(1.7)	3.0	—	9.0	—	11.2
Embedded Derivative in Modified Coinsurance Arrangement	(96.3)	(39.4)	—	—	—	—	—	(135.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

 Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains (losses) for the years ended December 31, 2012 and 2011 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $51.8 million and $(39.4) million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	December 31, 2012
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
Public Utilities	$17.4	- Comparability Adjustment	(b)	0.20% - 0.20% / 0.20%
States, Municipalities, and Political Subdivisions - Private	42.7	- Comparability Adjustment - Lack of Marketability - Volatility of Credit	(b) (d) (e)	0.25% - 0.25% / 0.25% 0.25% - 0.25% / 0.25% 0.15% - 0.15% / 0.15%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.74% - 5.84% / 5.81%
All Other Corporate Bonds - Private	391.8	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.04% - 2.89% / 0.28% 1.48% - 1.48% / 1.48% 0.10% - 0.50% / 0.24% 0.10% - 1.00% / 0.46% (0.25)% -7.72% / 1.51% Priced at Par
All Other Corporate Bonds - Public	165.0	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.25% - 0.25% / 0.25% (0.59)% - 1.00% / 0.27% 0.25% - 0.25% / 0.25% 0.20% - 0.30% / 0.24% (0.30)% - (0.30)% / (0.30)% Priced at Par
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2012 and 2011, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.9	$329.0	$1.1	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	316.2	7.8	1,806.8
Foreign Governments	1,280.4	226.6	—	1,507.0
Public Utilities	9,294.3	1,865.0	15.1	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	289.1	0.5	2,216.5
All Other Corporate Bonds	22,696.6	4,245.3	31.5	26,910.4
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$56.0	$44,973.0

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,005.8	$299.7	$1.1	$1,304.4
States, Municipalities, and Political Subdivisions	1,377.8	222.6	8.8	1,591.6
Foreign Governments	1,139.4	237.3	—	1,376.7
Public Utilities	9,015.7	1,646.2	28.6	10,633.3
Mortgage/Asset-Backed Securities	2,634.6	344.1	5.5	2,973.2
All Other Corporate Bonds	21,411.6	3,314.8	176.3	24,550.1
Redeemable Preferred Stocks	55.8	3.5	1.9	57.4
Total Fixed Maturity Securities	$36,640.7	$6,068.2	$222.2	$42,486.7

As of December 31, 2012 and 2011, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unum Group and Subsidiaries

Note 3 - Investments

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2012
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$—	$6.5	$1.1
States, Municipalities, and Political Subdivisions	30.8	0.9	42.1	6.9
Public Utilities	110.3	3.9	147.6	11.2
Mortgage/Asset-Backed Securities	4.4	—	3.8	0.5
All Other Corporate Bonds	441.3	7.0	396.8	24.5
Total Fixed Maturity Securities	$586.8	$11.8	$596.8	$44.2

	December 31, 2011
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$—	$6.3	$1.1
States, Municipalities, and Political Subdivisions	51.6	1.3	75.3	7.5
Public Utilities	192.0	7.9	142.2	20.7
Mortgage/Asset-Backed Securities	94.2	4.8	19.6	0.7
All Other Corporate Bonds	1,703.9	65.5	684.9	110.8
Redeemable Preferred Stocks	—	—	20.9	1.9
Total Fixed Maturity Securities	$2,041.7	$79.5	$949.2	$142.7

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2012
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$956.4	$21.2	$934.1	$0.5	$43.0
Over 1 year through 5 years	5,922.8	628.1	6,449.8	5.0	96.1
Over 5 years through 10 years	9,752.3	1,606.4	10,997.0	7.6	354.1
Over 10 years	19,192.1	4,732.7	23,200.2	42.4	682.2
	35,823.6	6,988.4	41,581.1	55.5	1,175.4
Mortgage/Asset-Backed Securities	1,927.9	289.1	2,208.3	0.5	8.2
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$43,789.4	$56.0	$1,183.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

	December 31, 2011
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
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

At December 31, 2012, the fair value of investment-grade fixed maturity securities was $41,813.7 million, with a gross unrealized gain of $7,076.2 million and a gross unrealized loss of $23.4 million. The gross unrealized loss on investment-grade fixed maturity securities was 41.8 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2012, the fair value of below-investment-grade fixed maturity securities was $3,159.3 million, with a gross unrealized gain of $201.3 million and a gross unrealized loss of $32.6 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 58.2 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2012, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2012, we held 45 individual investment-grade fixed maturity securities and 29 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 18 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following table presents the before-tax credit related portion of an other-than-temporary impairment on a fixed maturity security still held for the periods shown for which a portion of the other-than-temporary impairment was recognized in other comprehensive income. This fixed maturity security was sold during 2011. We held no fixed maturity securities during 2012 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$—	$8.5	$18.3
Sales or Maturities of Securities	—	(8.5)	(9.8)
Balance at End of Year	$—	$—	$8.5

At December 31, 2012, we had non-binding commitments of $29.0 million to fund private placement fixed maturity securities.
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

As of December 31, 2012, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $447.1 million, comprised of $331.5 million of tax credit partnerships and $115.6 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $83.7 million at December 31, 2012. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $71.3 million to fund certain private equity partnerships at December 31, 2012, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond and partnerships were $140.8 million and $8.0 million, respectively, as of December 31, 2012.  The bonds are reported as fixed maturity securities, and the partnerships are reported as other long-term investments in our consolidated balance sheets. At December 31, 2012, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the years ended December 31, 2012, 2011, or 2010.

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

Mortgage loans by property type and geographic region are as follows:

	December 31
	2012		2011
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$34.0	2.0%	$28.0	1.8%
Industrial	513.4	30.0	502.0	31.1
Mixed	78.4	4.6	93.5	5.8
Office	713.4	41.6	659.3	40.9
Retail	373.5	21.8	322.4	20.0
Other	—	—	7.1	0.4
Total	$1,712.7	100.0%	$1,612.3	100.0%

Region
New England	$114.3	6.7%	$147.0	9.1%
Mid-Atlantic	160.0	9.3	174.1	10.8
East North Central	224.7	13.1	212.7	13.2
West North Central	160.8	9.4	151.2	9.4
South Atlantic	440.9	25.7	383.8	23.8
East South Central	79.6	4.7	52.4	3.3
West South Central	159.5	9.3	160.4	9.9
Mountain	90.5	5.3	69.5	4.3
Pacific	282.4	16.5	261.2	16.2
Total	$1,712.7	100.0%	$1,612.3	100.0%

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2012	2011
	(in millions of dollars)
Internal Rating
Aa	$11.5	$10.9
A	659.4	712.6
Baa	994.5	855.0
Ba	34.2	20.7
B	13.1	13.1
Total	$1,712.7	$1,612.3

Loan-to-Value Ratio
<= 65%	$624.7	$578.4
> 65% <= 75%	858.8	802.3
> 75% <= 85%	142.5	165.1
> 85%	86.7	66.5
Total	$1,712.7	$1,612.3

Based on an analysis of the above risk factors, as well as other current information, if we determine that it is probable we will be unable to collect all amounts due under the contractual terms of a mortgage loan, we establish an allowance for credit loss. If we expect to foreclose on the property, the amount of the allowance typically equals the excess carrying value of the mortgage loan over the fair value of the underlying collateral. If we expect to retain the mortgage loan until payoff, the allowance equals the excess carrying value of the mortgage loan over the expected future cash flows of the loan. The projection of future cash flows and the determination of whether a borrower can make the contractual payments is inherently subjective, and methodologies may vary depending on the circumstances specific to a loan. Additions and reductions to our allowance for credit losses on mortgage loans are reported as a component of net realized investment gains and losses. There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans.

The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5	$3.2
Provision	1.8	—	2.4
Charge-offs, Net of Recoveries	(1.8)	—	(4.1)
Balance at End of Year	$1.5	$1.5	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Impaired mortgage loans are as follows:

	December 31, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$4.3	$4.3	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$17.4	$18.9	$1.5

	December 31, 2011
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$9.4	$9.4	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$22.5	$24.0	$1.5

For the years ended December 31, 2012, 2011, and 2010, our average investment in impaired mortgage loans was $19.1 million, $21.3 million, and $22.9 million, respectively. For each of the years ended December 31, 2012 and 2011, we recognized $0.8 million of interest income on mortgage loans subsequent to impairment. During 2010, no interest income was recognized on mortgage loans subsequent to impairment.

A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Foreclosure
Carrying Amount	$17.3	$19.9	$7.2
Number of Loans	3	2	1

Payoff/Sale
Carrying Amount	$—	$3.2	$4.7
Realized Loss	$—	$0.2	$1.4
Number of Loans	—	1	3

We had no realized losses on loan foreclosures for the years ended December 31, 2012, 2011, and 2010 other than the initial impairment losses recognized prior to foreclosure.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At December 31, 2012 and 2011 we had no mortgage loans greater than 90 days past due for which we were still accruing interest income. At December 31, 2012, we held one mortgage loan for which we had discontinued the accrual of investment income that was greater than 90 days past due and had a carrying value of $4.3 million. At December 31, 2011, we held one mortgage loan that was greater than 90 days past due and had a carrying value of $9.4 million.

At December 31, 2012, we had non-binding commitments of $47.3 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of December 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $452.8 million, for which we received collateral in the form of cash and securities of $455.8 million and $14.5 million, respectively. As of December 31, 2011, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $319.1 million, for which we received collateral in the form of cash and securities of $312.3 million and $16.7 million, respectively. We had no outstanding repurchase agreements at December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Fixed Maturity Securities	$2,404.0	$2,425.2	$2,401.9
Derivative Financial Instruments	28.9	22.9	17.2
Mortgage Loans	107.1	100.1	91.1
Policy Loans	14.8	14.1	13.9
Other Long-term Investments	15.2	13.1	18.5
Short-term Investments	4.3	2.9	3.2
Gross Investment Income	2,574.3	2,578.3	2,545.8
Less Investment Expenses	26.9	26.9	28.2
Less Investment Income on PFA Assets	16.1	17.4	18.8
Less Amortization of Tax Credit Partnerships	16.1	14.4	3.3
Net Investment Income	$2,515.2	$2,519.6	$2,495.5

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$29.3	$74.0	$61.1
Gross Losses on Sales	(20.4)	(24.0)	(41.3)
Other-Than-Temporary Impairment Loss	—	(19.9)	(15.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.0	7.1	7.9
Gross Losses on Sales	(4.3)	(0.5)	(0.5)
Impairment Loss	(1.9)	(0.6)	(3.8)
Embedded Derivative in Modified Coinsurance Arrangement	51.8	(39.4)	21.1
Foreign Currency Transactions	(3.3)	(1.6)	(3.9)
Net Realized Investment Gain (Loss)	$56.2	$(4.9)	$24.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.7 million at December 31, 2012. We held no cash collateral from our counterparties as of December 31, 2012. We held cash collateral of $45.6 million from our counterparties as of December 31, 2011. This unrestricted cash collateral is included in short-term investments, and the associated obligation to return the collateral to our counterparties is included in other liabilities in our consolidated balance sheets. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $108.6 million and $114.9 million at December 31, 2012 and 2011, respectively. We had $1.8 million cash posted as collateral to our counterparties at December 31, 2012. We had no cash posted as collateral to our counterparties at December 31, 2011.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $170.5 million and $173.7 million at December 31, 2012 and 2011, respectively.

Hedging Activity

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2009	$174.0	$661.9	$780.0	$4.8	$1,620.7
Additions	250.0	—	350.0	115.6	715.6
Terminations	250.0	44.0	240.0	120.4	654.4
Balance at December 31, 2010	174.0	617.9	890.0	—	1,681.9
Additions	—	—	—	46.9	46.9
Terminations	—	63.9	205.0	46.9	315.8
Balance at December 31, 2011	174.0	554.0	685.0	—	1,413.0
Additions	—	—	250.0	86.0	336.0
Terminations	—	45.2	185.0	86.0	316.2
Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$1,432.8

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at December 31, 2012, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

2013
(in millions of dollars)
Notional Value	$150.0
Weighted Average Receive Rate	6.34%
Weighted Average Pay Rate	0.31%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of December 31, 2012 and 2011, we had $150.0 million and $335.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities and $508.8 million and $554.0 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

For the years ended December 31, 2012, 2011, and 2010, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2012, we expect to amortize approximately $41.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of December 31, 2012. Fluctuations in fair values of these derivatives between December 31, 2012 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2012, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2012 and 2011, we had $174.0 million notional amounts of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in current earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the years ended December 31, 2012, 2011, and 2010, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(1.2) million, $8.1 million, and $7.7 million, respectively, with an offsetting gain or loss on the related interest rate swaps.

We use receive fixed, pay variable interest rate swaps to hedge the changes in fair value of certain of our fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. During the year ended December 31, 2012, we entered into an additional $250.0 million notional amount interest rate swap, bringing our total as of December 31, 2012 and 2011, to $600.0 million and $350.0 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(6.6) million, $(23.2) million, and $14.4 million, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the years ended December 31, 2012, 2011, and 2010, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$76.5	Other Liabilities	$31.7
Foreign Exchange Contracts	Other L-T Investments	5.1	Other Liabilities	138.8
Total		$81.6		$170.5

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$83.9

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$134.2	Other Liabilities	$32.9
Foreign Exchange Contracts	Other L-T Investments	3.5	Other Liabilities	140.8
Total		$137.7		$173.7

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$135.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Year Ended December 31, 2012
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$77.9	$40.0	(1)
Interest Rate Swaps	—	4.1	(2)
Interest Rate Swaps	—	(1.7)	(3)
Foreign Exchange Contracts	—	(5.3)	(1)
Foreign Exchange Contracts	3.5	(17.0)	(2)
Total	$81.4	$20.1

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain (loss)

(3)	Loss recognized in interest and debt expense

	Year Ended December 31, 2011
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$50.3	$34.8	(1)
Interest Rate Swaps	—	3.5	(2)
Interest Rate Swaps	—	(1.6)	(3)
Foreign Exchange Contracts	—	(1.1)	(1)
Foreign Exchange Contracts	22.4	10.1	(2)
Total	$72.7	$45.7

(1)	Gain (loss) recognized in net investment income

(2)	Gain recognized in net realized investment gain (loss)

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

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Gain (Loss) Recognized in Net Realized Investment Gain (Loss)	$51.8	$(39.4)	$21.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2012	2011	2010
	(in millions of dollars)
Balance at January 1	$24,586.5	$24,339.4	$24,585.7
Less Reinsurance Recoverable	2,042.6	2,028.2	2,179.3
Net Balance at January 1	22,543.9	22,311.2	22,406.4

Incurred Related to
Current Year	4,946.2	4,684.4	4,517.9
Prior Years
Interest	1,247.6	1,262.9	1,268.9
All Other Incurred	(175.7)	209.1	(61.3)
Foreign Currency	101.1	(10.9)	(73.9)
Total Incurred	6,119.2	6,145.5	5,651.6

Paid Related to
Current Year	(1,715.4)	(1,588.6)	(1,514.8)
Prior Years	(4,386.6)	(4,324.2)	(4,232.0)
Total Paid	(6,102.0)	(5,912.8)	(5,746.8)

Net Balance at December 31	22,561.1	22,543.9	22,311.2
Plus Reinsurance Recoverable	2,006.0	2,042.6	2,028.2
Balance at December 31	$24,567.1	$24,586.5	$24,339.4

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2012, 2011, and 2010.

We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test. Included in our analysis for the long-term care product line during the fourth quarter of 2011 was a review of our reserve discount rate, mortality, and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in the third quarter of 2011 due to the European Union debt crisis and the Federal Reserve Board's actions, including the announcement of "Operation Twist." We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $196.0 million, as adjusted for the January 1, 2012 retrospective adoption of the accounting standards update related to deferred acquisition costs, were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our current estimate of future benefit obligations. Of this amount, $248.1 million was related to claim reserves, and approximately $215.0 million can be attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

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

"Incurred Related to Prior Years - All Other Incurred" for 2012 was generally consistent with the level of 2011, excluding the 2011 reserve charges discussed in the preceding paragraphs. Throughout the period 2010 to 2012, we had generally stable to improving claims management performance, and our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claims management performance during 2012 for Unum US group long-term disability exceeded our long-term assumptions for claim resolution rates. For the Closed Block individual disability and long-term care lines of business, the claims management performance in 2012 was consistent with the level of 2011. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2012	2011	2010
	(in millions of dollars)
Policy and Contract Benefits	$1,484.6	$1,494.0	$1,565.0
Reserves for Future Policy and Contract Benefits	44,694.4	43,051.9	39,715.0
Total	46,179.0	44,545.9	41,280.0
Less:
Life Reserves for Future Policy and Contract Benefits	7,571.1	7,454.2	7,380.7
Accident and Health Active Life Reserves	7,763.3	7,259.6	6,451.6
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	6,277.5	5,245.6	3,108.3
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,567.1	$24,586.5	$24,339.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Net Income	$355.1	$49.1	$441.2
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	3.5	(3.3)	(2.7)
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gains on Securities Not Other-Than Temporarily Impaired	467.7	799.4	519.1
Change in Net Unrealized Gains and Losses on Securities Other-Than Temporarily Impaired	—	(1.1)	(0.5)
Change in Net Gain on Cash Flow Hedges	(4.3)	25.2	(5.0)
Change in Adjustment to Reserves for Future Policy and Contract Benefits, Net of Reinsurance and Other	(325.6)	(701.5)	(499.6)
Change in Foreign Currency Translation Adjustment	—	—	0.6
Change in Unrecognized Pension and Postretirement Benefit Costs	(68.0)	(67.4)	(12.7)
Total	$428.4	$100.4	$440.4

A reconciliation of the income tax expense (benefit) attributable to income from operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2012	2011	2010
Statutory Income Tax	35.0%	35.0%	35.0%
Prior Year Taxes	(0.9)	(11.0)	0.4
Foreign Items	(2.0)	(0.3)	(1.3)
Tax Credits	(2.7)	(5.9)	(0.6)
Other Items, Net	(1.0)	(3.1)	(0.1)
Effective Tax	28.4%	14.7%	33.4%

Our deferred income tax asset and liability consists of the following:

	December 31
	2012	2011
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$62.8	$35.6
Unrealized Gains and Losses	643.9	512.7
Other	252.0	138.2
Gross Deferred Tax Liability	958.7	686.5

Deferred Tax Asset
Invested Assets	373.5	349.8
Employee Benefits	315.2	262.3
Other	0.6	29.7
Gross Deferred Tax Asset	689.3	641.8

Total Net Deferred Tax Liability	$269.4	$44.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Income Before Tax
United States - Federal	$1,128.4	$160.5	$1,113.1
Foreign	121.1	172.8	206.8
Total	$1,249.5	$333.3	$1,319.9

Current Tax Expense
United States - Federal	$164.4	$218.4	$246.9
Foreign	42.2	12.1	54.1
Total	206.6	230.5	301.0

Deferred Tax Expense (Benefit)
United States - Federal	173.5	(203.4)	144.5
Foreign	(25.0)	22.0	(4.3)
Total	148.5	(181.4)	140.2

Total	$355.1	$49.1	$441.2

During 2010, the U.K. government enacted an income tax rate reduction, with additional enactments occurring during 2011 and 2012. The ultimate goal is to reduce the rate from 28 percent to 21 percent by 2014. Although the rate reductions in each instance became or will become effective during the following year, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $9.3 million and $6.8 million, respectively, for the two percent tax rate reductions enacted during each of the years 2012 and 2011 and $2.7 million for the one percent rate reduction enacted during 2010.
We consider the unremitted earnings of our foreign operations to be permanently invested and therefore have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. affiliates. Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings. As of December 31, 2012, we have not made a provision for U.S. taxes on approximately $992.2 million of the excess of the carrying amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of a deferred tax liability related to investments in these foreign subsidiaries is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2012	2011	2010
	(in millions of dollars)
Balance at Beginning of Year	$86.9	$138.9	$146.8
Tax Positions Taken During Prior Years
Additions	13.3	4.4	3.6
Subtractions	(0.6)	(11.8)	(11.5)
Settlements with Tax Authorities	(23.5)	(44.6)	—
Lapses of Statute of Limitations	(61.1)	—	—
Tax Positions Taken During Current Year	2.5	—	—
Balance at End of Year	17.5	86.9	138.9
Less Tax Attributable to Temporary Items Included Above	(15.0)	(86.9)	(123.7)
Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$2.5	$—	$15.2

Included in the balances at December 31, 2012, 2011, and 2010 are $15.0 million, $86.9 million, and $123.7 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized a reduction of interest expense associated with unrecognized tax benefits of $10.4 million and $13.1 million for 2012 and 2011, respectively.  We recognized an increase in interest expense related to unrecognized tax expense of $5.5 million during 2010. The total amounts of accrued interest and penalties related to unrecognized tax benefits in our consolidated balance sheets as of December 31, 2012, 2011, and 2010 were $1.9 million, $12.3 million, and $25.4 million, respectively. It is reasonably possible that unrecognized tax benefits could decrease within the next 12 months by $0 to $10.0 million as a result of additional Internal Revenue Service (IRS) settlements, advance payments of taxes, and claims for refund.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the IRS with regard to our U.S. federal income tax returns. The IRS audit of our 2009 and 2010 years commenced in 2012. During 2012, we also finalized all issues with the IRS related to our 2007 and 2008 years and recognized a reduction of our federal income taxes of $11.0 million. During 2011, the Congressional Joint Committee on Taxation approved our final settlement with the IRS for tax years 1996 to 2004.  The settlement resulted from our administrative appeal of audit adjustments relating primarily to insurance tax reserves and losses incurred by foreign subsidiaries.  As a result of the settlement, we recognized in our 2011 operating results a reduction in our federal income taxes of $41.3 million as well as interest income of $17.5 million before tax and $11.4 million after tax.  We received a cash refund of taxes and interest under this settlement of $60.4 million in 2012.

During 2010, the IRS completed its examination of tax years 2005 and 2006 and issued a revenue agent's report (RAR). In 2011, we filed a protest to the RAR with respect to all significant adverse proposed adjustments.  In 2012, we reached a tentative settlement with IRS Appeals for these years and expect to receive final approval of the settlement in 2013, with no material impact on our results of operations or financial condition.

Tax years subsequent to 2008 remain subject to examination by tax authorities in the U.S. and tax years subsequent to 2009 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions, and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Income Tax - Continued

In January 2013, the American Taxpayer Relief Act retroactively reinstated the active financing income exemption which affects the amount of earnings from foreign subsidiaries that is taxed annually, regardless of whether foreign earnings are repatriated. Our 2012 income tax expense reflects the taxation of all active financing income from our foreign subsidiaries, the amount of which was immaterial. In the first quarter of 2013, our income tax expense will reflect reinstatement of the exemption of active financing income, and we will reverse the amounts recorded in 2012.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law.  Among other things, the legislation reduced the tax benefits available to an employer that receives a postretirement prescription drug coverage subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the legislation, to the extent our future postretirement prescription drug coverage expenses are reimbursed under the subsidy program, the expenses covered by the subsidy will no longer be tax deductible after 2012.  Employers that receive the subsidy were required to recognize the deferred tax effects relating to the future postretirement prescription drug coverage in the period the legislation was enacted.  Our income tax expense for the year ended December 31, 2010 includes a non-cash tax charge of $10.2 million to reflect the impact of the tax law change.

As of December 31, 2012, we had no net operating loss carryforward for U.S. income taxes. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2012, we had no valuation allowance. In 2011, as part of an IRS settlement, we released a $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions for which we previously believed we would not realize a tax benefit.

Total income taxes paid net of refunds during 2012, 2011, and 2010 were $185.0 million, $303.5 million, and $273.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2012	2011
	(in millions of dollars)
Long-term Debt
Senior Secured Notes, variable due 2037, callable at or above par	$500.0	$560.0
Senior Secured Notes, variable due 2036, callable at or above par	62.5	72.5
Notes @ 5.75% due 2042, callable at or above par	248.6	—
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.6	399.6
Notes @ 7.125% due 2016, callable at or above par	350.0	350.0
Notes @ 6.85% due 2015, callable at or above par	296.7	296.7
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Fair Value Hedges Adjustment	15.4	8.8
Total	2,755.4	2,570.2
Short-term Debt
Securities Lending Agreements - See Note 3	455.8	312.3
Total	$3,211.2	$2,882.5

Collateralized debt, which consists of the senior secured notes, ranks highest in priority, followed by unsecured notes, which consists of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $296.9 million in 2015, $350.0 million in 2016, and $2,095.1 million in 2018 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Debt - Continued

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Northwind DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2012, the amount in the Northwind DSCA was $29.3 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the Northwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Northwind DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the Northwind DSCA as required under the Northwind indenture. During 2012, 2011, and 2010, Northwind Holdings made principal payments of $60.0 million, $74.4 million, and $58.3 million, respectively, on the Northwind notes.

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

Recourse for the payment of principal, interest, and other amounts due on the Tailwind notes is limited to the collateral for the Tailwind notes and the other assets, if any, of Tailwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (Tailwind DSCA) that Tailwind Holdings is required to maintain in accordance with the indenture pursuant to which the Tailwind notes were issued (the Tailwind indenture), (b) the capital stock of Tailwind Re and the dividends and distributions on such capital stock, and (c) Tailwind Holdings' rights under the transaction documents related to the Tailwind notes to which Tailwind Holdings is a party. At December 31, 2012, the amount in the Tailwind DSCA was $21.5 million. None of Unum Group, Unum America, Tailwind Re, or any other affiliate of Tailwind Holdings is an obligor or guarantor with respect to the Tailwind notes.

Tailwind Holdings is required to repay a portion of the outstanding principal under the Tailwind notes at par on the quarterly scheduled payment dates under the Tailwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Tailwind indenture and (ii) the amount of the remaining available funds in the Tailwind DSCA minus an amount equal to the minimum balance that is required to be maintained in the Tailwind DSCA under the Tailwind indenture, provided that Tailwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Tailwind notes, and to maintain the minimum balance in the Tailwind DSCA as required under the Tailwind indenture. During 2012, 2011, and 2010, Tailwind Holdings made principal payments of $10.0 million each year on the Tailwind notes.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our Tailwind notes. The transaction resulted in an immaterial gain which will be included in our first quarter 2013 operating results.

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

Fair Value Hedges

As of December 31, 2012 and 2011, we had $600.0 million and $350.0 million, respectively, notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of three-month LIBOR.

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

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2012, 2011, and 2010 was $139.6 million, $145.4 million, and $140.7 million, respectively.

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

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,579.8	$1,352.7	$170.4	$152.9	$190.9	$185.1
Service Cost	48.8	42.7	4.2	4.8	1.6	1.9
Interest Cost	84.4	77.6	8.5	8.8	9.6	10.0
Plan Participant Contributions	—	—	—	—	3.5	3.4
Actuarial (Gain) Loss	291.4	138.4	9.4	9.3	19.1	5.6
Benefits and Expenses Paid	(36.5)	(31.6)	(3.9)	(4.1)	(16.7)	(15.1)
Plan Amendment	—	—	—	—	(5.0)	—
Curtailment	—	—	—	—	(4.2)	—
Change in Foreign Exchange Rates	—	—	8.8	(1.3)	—	—
Benefit Obligation at End of Year	$1,967.9	$1,579.8	$197.4	$170.4	$198.8	$190.9

Accumulated Benefit Obligation at December 31	$1,822.3	$1,462.2	$187.3	$160.9	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,170.8	$1,179.6	$188.0	$176.0	$11.7	$11.9
Actual Return on Plan Assets	161.8	18.5	8.6	12.5	0.3	0.2
Employer Contributions	57.5	4.3	4.1	4.7	12.7	11.3
Plan Participant Contributions	—	—	—	—	3.5	3.4
Benefits and Expenses Paid	(36.5)	(31.6)	(3.9)	(4.1)	(16.7)	(15.1)
Change in Foreign Exchange Rates	—	—	8.8	(1.1)	—	—
Fair Value of Plan Assets at End of Year	$1,353.6	$1,170.8	$205.6	$188.0	$11.5	$11.7

Underfunded (Overfunded) Status	$614.3	$409.0	$(8.2)	$(17.6)	$187.3	$179.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2012 and 2011 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Current Liability	$4.6	$4.5	$—	$—	$15.6	$14.4
Noncurrent Liability	609.7	404.5	—	—	171.7	164.8
Noncurrent Asset	—	—	(8.2)	(17.6)	—	—
Underfunded (Overfunded) Status	$614.3	$409.0	$(8.2)	$(17.6)	$187.3	$179.2

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(845.4)	$(673.1)	$(37.9)	$(25.0)	$(19.3)	$(4.1)
Prior Service Credit (Cost)	(0.6)	(0.2)	(0.2)	(0.2)	7.3	4.9
	(846.0)	(673.3)	(38.1)	(25.2)	(12.0)	0.8
Deferred Income Tax Asset	306.3	235.7	11.1	8.0	4.2	9.9
Total Included in Accumulated Other Comprehensive Income (Loss)	$(539.7)	$(437.6)	$(27.0)	$(17.2)	$(7.8)	$10.7

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2012 and 2011.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(437.6)	$(323.2)	$(17.2)	$(10.7)	$10.7	$15.3
Net Actuarial Loss
Amortization	45.9	31.9	0.5	—	—	—
Curtailment	—	—	—	—	4.2	—
All Other Changes	(218.2)	(207.5)	(13.4)	(8.7)	(19.4)	(5.5)
Prior Service Credit
Amortization	(0.4)	(0.5)	—	—	(2.6)	(2.6)
Plan Amendment	—	—	—	—	5.0	—
Change in Deferred Income Tax Asset	70.6	61.7	3.1	2.2	(5.7)	3.5
Accumulated Other Comprehensive Income (Loss) at End of Year	$(539.7)	$(437.6)	$(27.0)	$(17.2)	$(7.8)	$10.7

We discontinued offering retiree life insurance to future retirees effective December 31, 2012 but continue to provide this benefit to employees who retired prior to that date. The curtailment gain of $4.2 million and the prior service credit of $5.0 million, both of which are included in the table above, reflect this OPEB plan amendment.

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

Assets for our U.S. pension plans include a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency fixed income securities, corporate fixed income securities, private equity funds of funds, hedge funds of funds, and cash equivalents. The large cap and mid cap equity securities are comprised of equity index funds that are designed to track the Standard & Poor's (S&P) 500 and S&P 400 Mid Cap indices, respectively. Small cap equity securities consist of individual equity securities as well as index funds that track the Russell 2000 index. International equity investments consist of equity funds that are benchmarked against either the Morgan Stanley Capital International (MSCI) Europe Australasia Far East Index or the MSCI All Country World Index Excluding U.S. These international funds may allocate a certain percentage of their assets to forward currency contracts. It is the policy of these funds to utilize the contracts solely for the purpose of mitigating exposure to foreign currency risk. Emerging market equity investments consist of index funds that are benchmarked against the MSCI Emerging Markets Index. U.S. government and agency fixed income securities are comprised of treasury bonds and U.S. agency asset-backed securities. Corporate fixed income securities consist of investment-grade and below-investment-grade corporate bonds as well as certain asset-backed securities. Alternative investments, which include private equity funds of funds and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. The target allocations for invested assets are 60 percent equity securities, 30 percent fixed income securities, and 10 percent alternative investments. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by the Company or its affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$269.2	$—	$269.2
U.S. Mid Cap	—	111.6	—	111.6
U.S. Small Cap	83.9	120.1	—	204.0
International	106.4	102.9	—	209.3
Emerging Markets	—	73.9	—	73.9
Fixed Income Securities:
U.S. Government and Agencies	138.0	8.6	—	146.6
Corporate	84.1	154.4	—	238.5
Alternative Investments:
Private Equity Funds of Funds	—	—	28.7	28.7
Hedge Funds of Funds	—	—	56.1	56.1
Cash Equivalents	13.1	—	—	13.1
Total	$425.5	$840.7	$84.8	$1,351.0

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$237.4	$—	$237.4
U.S. Mid Cap	—	96.4	—	96.4
U.S. Small Cap	131.1	45.0	—	176.1
International	80.3	85.1	—	165.4
Emerging Markets	—	51.6	—	51.6
Fixed Income Securities:
U.S. Government and Agencies	145.7	9.5	—	155.2
Corporate	71.8	139.4	—	211.2
Alternative Investments:
Private Equity Funds of Funds	—	—	23.7	23.7
Hedge Funds of Funds	—	—	44.3	44.3
Cash Equivalents	6.2	—	—	6.2
Total	$435.1	$664.4	$68.0	$1,167.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Alternative investments, which include hedge funds of funds and private equity funds of funds, are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2012 or 2011. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days. Because of these redemption restrictions, we have classified the hedge funds of funds as Level 3 because we do not have the unrestricted ability to redeem our investment at NAV at any given time. The private equity funds of funds cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment. Accordingly, we have assigned a Level 3 classification to the private equity funds of funds due to the redemption restrictions.

Changes in our U.S. pension plans' assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Funds of Funds	$23.7	$0.5	$1.0	$6.0	$(2.5)	$—	$—	$28.7
Hedge Funds of Funds	44.3	3.8	—	11.8	(3.8)	—	—	56.1
Total	$68.0	$4.3	$1.0	$17.8	$(6.3)	$—	$—	$84.8

	Year Ended December 31, 2011
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Funds of Funds	$15.0	$3.0	$—	$6.5	$(0.8)	$—	$—	$23.7
Hedge Funds of Funds	46.0	(1.6)	(0.1)	6.9	(6.9)	—	—	44.3
Total	$61.0	$1.4	$(0.1)	$13.4	$(7.7)	$—	$—	$68.0

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$154.7	$—	$154.7
Fixed Interest and Index-linked Securities	—	43.5	—	43.5
Cash Equivalents	7.4	—	—	7.4
Total Plan Assets	$7.4	$198.2	$—	$205.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$123.7	$—	$123.7
Fixed Interest and Index-linked Securities	—	63.5	—	63.5
Cash Equivalents	0.8	—	—	0.8
Total Plan Assets	$0.8	$187.2	$—	$188.0

Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.5	$11.5

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.7	$11.7

The fair value is represented by the actuarial present value of future cash flows of the contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.7	$0.3	$16.2	$(16.7)	$11.5

	Year Ended December 31, 2011
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.9	$0.2	$14.7	$(15.1)	$11.7

For the years end December 31, 2012 and 2011, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of level 3 during 2012 or 2011.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2012	2011	2012	2011	2012	2011
Benefit Obligations
Discount Rate	4.50%	5.40%	4.50%	4.90%	4.20%	5.20%
Rate of Compensation Increase	4.00%	4.00%	3.75%	3.85%	—%	—%

Net Periodic Benefit Cost
Discount Rate	5.40%	5.80%	4.90%	5.60%	5.20%	5.60%
Expected Return on Plan Assets	7.50%	7.50%	5.80%	6.70%	5.75%	5.75%
Rate of Compensation Increase	4.00%	4.00%	3.85%	4.50%	—%	—%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2012 and 2011 was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 5.77 percent and 6.27 percent in 2012 and 2011, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2012 and 2011, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 8.00 percent and 8.50 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by 2019 and remain at that level thereafter.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			OPEB
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in millions of dollars)
Service Cost	$48.8	$42.7	$36.5	$4.2	$4.8	$4.9	$1.6	$1.9	$2.6
Interest Cost	84.4	77.6	71.1	8.5	8.8	9.5	9.6	10.0	10.8
Expected Return on Plan Assets	(88.8)	(87.6)	(70.5)	(11.1)	(12.2)	(10.7)	(0.7)	(0.7)	(0.6)
Amortization of:
Net Actuarial Loss	45.9	31.9	29.8	0.5	—	2.4	—	—	—
Prior Service Credit	(0.4)	(0.5)	(0.5)	—	—	—	(2.6)	(2.6)	(2.6)
Total	$89.9	$64.1	$66.4	$2.1	$1.4	$6.1	$7.9	$8.6	$10.2

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2012 would have increased (decreased) the service cost and interest cost by $0.2 million and $(0.2) million, respectively, and the postretirement benefit obligation by $3.9 million and $(2.9) million, respectively.

Our OPEB plan currently receives a subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). This act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. When the Medicare Act became effective in 2006, we initially elected to receive the subsidy from the federal government with plans to defer our coordination with the new prescription drug benefit until a later date. This anticipated change was reflected in the net periodic benefit cost. In 2009, we amended the plan design to stop the deferral of coordination of benefits and elected to continue receiving the existing subsidy from the federal government. This election resulted in a $4.4 million prior service credit that began amortization in 2010. We received subsidy payments of $1.3 million in both 2012 and 2011. Our expected benefit payments in future years have been reduced by the amount of subsidy payments we expect to receive.

The unrecognized net actuarial loss and prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2013 is $59.8 million before tax and $39.1 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for our OPEB plan during 2013 is $5.0 million before tax and $3.2 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Pensions and Other Postretirement Benefits - Continued

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	Non U.S. Plans	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2013	$38.5	$5.0	$17.3	$1.7	$15.6
2014	43.3	5.6	17.4	1.9	15.5
2015	47.8	5.8	17.4	2.1	15.3
2016	53.9	6.4	17.2	2.3	14.9
2017	59.4	6.7	16.8	2.4	14.4
2018-2022	408.5	39.8	77.8	14.6	63.2

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified plan for 2012 and 2011; however, we elected to make a voluntary contribution of $53.0 million in 2012 and expect to make a voluntary contribution of approximately $50.0 million during 2013. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements required under ERISA.

We contribute to our U.K. plan in accordance with a schedule of contributions which requires that we contribute to the plan at the rate of at least 24.8 percent of pensionable salaries for active members of the plan, plus 0.4 percent of pensionable salaries for all employees (including active members of the plan) who are entitled to lump sum death in service benefits under the plan, sufficient to meet the minimum funding requirement under U.K. legislation. We made contributions of $4.1 million and $4.7 million in 2012 and 2011, respectively, or approximately £2.6 million and £2.9 million. We expect to make contributions of approximately £2.6 million during 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Stockholders' Equity and Earnings Per Common Share

Common Stock

In July 2012, February 2011, and May 2010, our board of directors authorized the repurchase of up to $750.0 million, $1.0 billion, and $500.0 million, respectively, of Unum Group's common stock. At December 31, 2012, no amounts were remaining for the purchase of shares under either the February 2011 or May 2010 repurchase program. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under this program was $550.0 million at December 31, 2012.

Common stock repurchases were classified as follows in our consolidated statements of stockholders' equity:

	Year Ended December 31
	2012		2011		2010
	Shares	Cost (1)	Shares	Cost (1)	Shares	Cost (1)
	(in millions)
Treasury Stock	23.6	$500.6	17.7	$419.9	16.4	$356.0
Retirement of Common Shares (2)	—	—	7.7	200.0	—	—
Total	23.6	$500.6	25.4	619.9	16.4	356.0

(1) Includes commissions of $0.6 million, $0.3 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(2) In February 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement occurred in March 2011, resulting in the delivery to us of 0.6 million additional shares.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars, except share data)
Numerator
Net Income	$894.4	$284.2	$878.7

Denominator (000s)
Weighted Average Common Shares - Basic	281,355.9	302,399.8	325,839.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	400.9	1,171.2	1,382.1
Weighted Average Common Shares - Assuming Dilution	281,756.8	303,571.0	327,221.1

Net Income Per Common Share
Basic	$3.18	$0.94	$2.70
Assuming Dilution	$3.17	$0.94	$2.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

We use the treasury stock method to account for the effect of outstanding stock options and nonvested stock awards on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and/or the grant price of the nonvested stock awards. For further discussion of stock-based awards see Note 10.

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, and the nonvested stock awards have grant prices ranging from $19.38 to $26.31.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 2.5 million, 2.1 million, and 3.5 million shares of common stock for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 10 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2012 (the 2012 Plan), up to 20 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards.  Each full value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and vest after three years.  At December 31, 2012, approximately 19.87 million shares were available for future grants under the 2012 Plan.

Under the stock incentive plan of 2007 (the 2007 Plan), which was terminated in May 2012 for purposes of any further grants, up to 35 million shares of common stock were available for awards to our employees, officers, consultants, and directors.  Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards.  Each full value award, defined as any award other than a stock option or stock appreciation right, was counted as 2.7 shares. Awards granted before the termination of the 2007 Plan remain outstanding in accordance with the plan's terms. Stock options generally have a term of eight years after the date of grant and vest after three years.

Under the stock plan of 1999 (the 1999 Plan), which was terminated in May 2007 for purposes of any further grants other than reload grants, up to 17.5 million shares of common stock were available for awards to our employees, officers, brokers, and directors. Awards could be in the form of stock options, stock appreciation rights, stock awards, dividend equivalent awards, or any other right or interest relating to stock. Awards granted before the termination of the 1999 Plan remain outstanding in accordance with the plan's terms. Stock options under the 1999 Plan have a maximum term of ten years after the date of grant and generally vest after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Nonvested Stock Awards

Activity for nonvested stock awards classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2011	1,661	$20.36
Granted	864	22.96
Vested	(1,070)	18.18
Forfeited	(52)	23.59
Outstanding at December 31, 2012	1,403	23.57

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

The weighted average grant date fair value per share for nonvested stock awards granted during 2012, 2011, and 2010 was $22.96, $26.13, and $20.91, respectively.  The total fair value of shares vested during 2012, 2011, and 2010 was $19.5 million, $19.2 million, and $19.0 million, respectively. At December 31, 2012, we had $10.9 million of unrecognized compensation cost related to nonvested stock awards that will be recognized over a weighted average period of 0.8 years.

Cash-Settled Awards

Activity for cash-settled awards classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2011	153	$23.80
Granted	117	23.23
Vested	(63)	23.25
Outstanding at December 31, 2012	207	23.72

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

The weighted average grant date fair value per unit for cash-settled awards granted during 2012, 2011, and 2010 was $23.23, $26.22, and $20.79, respectively.  The total fair value of cash-settled awards vested during 2012 and 2011 was $1.5 million and $0.7 million, respectively, and the total fair value of cash-settled awards paid during 2012 and 2011 was $1.5 million and $0.9 million, respectively. No cash-settled awards vested prior to 2011. There is no unrecognized compensation cost related to the cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2011	1,477	$20.13
Granted	276	23.35
Exercised	(62)	11.37
Outstanding at December 31, 2012	1,691	20.98	4.6	$3.1

Exercisable at December 31, 2012	1,202	$19.86	3.7	$3.1

All outstanding stock options at December 31, 2012 are expected to vest. Stock options vest over a one to three year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting upon retirement is recognized over the implicit service period.

The total intrinsic value of options exercised during 2012, 2011, and 2010 was $0.6 million, $3.9 million, and $3.2 million, respectively. The total fair value of options that vested during 2012, 2011, and 2010 was $2.3 million, $2.7 million, and $2.5 million, respectively. At December 31, 2012, we had $0.5 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.8 years.

The weighted average grant date fair value of options granted during 2012, 2011, and 2010 was $9.78, $11.73, and $9.04, respectively. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2012, 2011, and 2010 grants:

•	Expected volatility of 52 percent, 53 percent, and 55 percent, respectively, based on our historical daily stock prices.

•	Expected life of 6.0 years, 5.5 years, and 5.0 years, respectively, based on historical average years to exercise.

•	Expected dividend yield of 1.80 percent, 1.41 percent, and 1.59 percent, respectively, based on the dividend rate at the date of grant.

•	Risk free interest rate of 1.13 percent, 2.37 percent, and 2.33 percent, respectively, based on the yield of treasury bonds at the date of grant.

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Nonvested Stock Awards and Cash-Settled Awards	$20.9	$19.6	$20.7
Stock Options	2.7	2.7	2.5
Other	0.6	1.2	2.0
Total Compensation Expense, Before Income Tax	$24.2	$23.5	$25.2

Total Compensation Expense, Net of Income Tax	$15.6	$15.3	$17.2

Cash received under all share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010 was $4.9 million, $14.8 million, and $10.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Reinsurance

Our reinsurance recoverable at December 31, 2012 relates to 85 companies. Thirteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2012, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Direct Premium Income	$7,736.0	$7,521.5	$7,434.3
Reinsurance Assumed	210.9	216.6	241.3
Reinsurance Ceded	(230.8)	(223.9)	(244.2)
Net Premium Income	$7,716.1	$7,514.2	$7,431.4

Ceded Benefits and Change in Reserves for Future Benefits	$591.7	$609.2	$602.2

We entered into reinsurance agreements, effective January 1, 2013, with external reinsurance partners whereby the agreements provide 50 percent coverage up to £0.5 million per covered life and 100 percent coverage, per covered life, above that amount for the existing in-force block of Unum UK group life business as well as new policies issued during the term of the agreements.

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

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. The individual disability line of business in this segment generally consists of policies we sold prior to the mid 1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. Other insurance products include individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

In the following segment financial data, "operating revenue" excludes net realized investment gains and losses. "Operating income" or "operating loss" excludes net realized investment gains and losses, non-operating retirement-related gains or losses, and income tax. These are considered non-GAAP financial measures. These non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from revenue and income before income tax as presented in our consolidated statements of income prepared in accordance with GAAP due to the exclusion of before-tax realized investment gains and losses and non-operating retirement-related gains or losses. We previously allocated the amortization of prior period actuarial gains or losses, the component of the net periodic benefit costs for our pensions and other postretirement benefit plans which we consider to be non-operating, to our Corporate segment. Effective January 1, 2012, we modified our segment reporting such that the amortization of prior period actuarial gains or losses is no longer included in operating income or operating loss by segment. Prior period segment results for our Corporate segment have been adjusted to conform to current year reporting.

We measure segment performance excluding realized investment gains and losses and non-operating retirement-related gains or losses because we believe that this performance measure is a better indicator of the ongoing businesses and the underlying trends in the businesses. We believe operating income or loss which excludes the specified items listed in our reconciliation is a better performance measure and a better indicator of the profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. The exclusion of these items from segment performance does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Operating Revenue by Segment	$10,459.2	$10,282.9	$10,168.5
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7
Total Revenue	$10,515.4	$10,278.0	$10,193.2

Operating Income by Segment	$1,239.7	$370.1	$1,327.4
Net Realized Investment Gain (Loss)	56.2	(4.9)	24.7
Non-operating Retirement-related Loss	(46.4)	(31.9)	(32.2)
Income Tax	(355.1)	(49.1)	(441.2)
Net Income	$894.4	$284.2	$878.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,578.8	$1,580.2	$1,639.4
Group Short-term Disability	476.7	455.2	430.9
Group Life and Accidental Death & Dismemberment
Group Life	1,182.1	1,106.7	1,090.3
Accidental Death & Dismemberment	115.3	109.2	106.1
Supplemental and Voluntary
Individual Disability - Recently Issued	477.6	464.7	457.9
Voluntary Benefits	626.0	580.0	530.8
	4,456.5	4,296.0	4,255.4
Unum UK
Group Long-term Disability	409.7	419.6	421.2
Group Life	221.3	203.6	171.6
Supplemental and Voluntary	63.6	64.4	57.8
	694.6	687.6	650.6
Colonial Life
Accident, Sickness, and Disability	724.5	695.3	661.0
Life	209.7	190.7	176.5
Cancer and Critical Illness	260.3	249.3	238.2
	1,194.5	1,135.3	1,075.7
Closed Block
Individual Disability	736.4	787.0	847.0
Long-term Care	631.9	608.1	599.2
All Other	2.2	0.2	3.5
	1,370.5	1,395.3	1,449.7
Total	$7,716.1	$7,514.2	$7,431.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2012

Premium Income	$4,456.5	$694.6	$1,194.5	$1,370.5	$—	$7,716.1
Net Investment Income	952.3	170.8	138.6	1,230.5	23.0	2,515.2
Other Income	124.6	0.1	0.3	100.1	2.8	227.9
Operating Revenue	$5,533.4	$865.5	$1,333.4	$2,701.1	$25.8	$10,459.2

Operating Income (Loss)	$847.1	$131.3	$274.3	$95.5	$(108.5)	$1,239.7
Interest and Debt Expense	$1.1	$—	$—	$10.4	$133.9	$145.4
Depreciation and Amortization	$255.6	$27.2	$181.0	$3.9	$0.8	$468.5

Year Ended December 31, 2011

Premium Income	$4,296.0	$687.6	$1,135.3	$1,395.3	$—	$7,514.2
Net Investment Income	951.4	189.9	132.4	1,189.7	56.2	2,519.6
Other Income	121.6	0.3	0.5	106.1	20.6	249.1
Operating Revenue	$5,369.0	$877.8	$1,268.2	$2,691.1	$76.8	$10,282.9

Operating Income (Loss)	$816.9	$190.7	$270.1	$(829.2)	$(78.4)	$370.1
Interest and Debt Expense	$1.0	$—	$—	$10.5	$131.8	$143.3
Depreciation and Amortization	$245.9	$26.8	$164.6	$16.9	$0.8	$455.0

Year Ended December 31, 2010

Premium Income	$4,255.4	$650.6	$1,075.7	$1,449.7	$—	$7,431.4
Net Investment Income	941.5	170.5	122.5	1,166.4	94.6	2,495.5
Other Income	122.8	1.2	0.7	113.6	3.3	241.6
Operating Revenue	$5,319.7	$822.3	$1,198.9	$2,729.7	$97.9	$10,168.5

Operating Income (Loss)	$769.0	$209.0	$269.7	$118.6	$(38.9)	$1,327.4
Interest and Debt Expense	$1.2	$—	$—	$11.7	$128.9	$141.8
Depreciation and Amortization	$245.6	$24.8	$163.0	$23.6	$1.1	$458.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

			Colonial	Closed
	Unum US	Unum UK	Life	Block	Total
	(in millions of dollars)
Year Ended December 31, 2012
Beginning of Year	$971.8	$40.9	$664.4	$—	$1,677.1
Capitalized	249.2	11.8	206.3	—	467.3
Amortization	(196.5)	(15.7)	(166.5)	—	(378.7)
Adjustment Related to Unrealized Investment Gains/Losses	(0.2)	—	(11.8)	—	(12.0)
Foreign Currency	—	1.8	—	—	1.8
End of Year	$1,024.3	$38.8	$692.4	$—	$1,755.5

Year Ended December 31, 2011
Beginning of Year	$943.7	$41.0	$628.0	$203.4	$1,816.1
Capitalized	220.3	15.4	203.1	3.7	442.5
Amortization	(188.1)	(15.3)	(151.2)	(11.1)	(365.7)
Impairment of Long-term Care Deferred Acquisition Costs	—	—	—	(196.0)	(196.0)
Adjustment Related to Unrealized Investment Gains/Losses	(4.1)	—	(15.5)	—	(19.6)
Foreign Currency	—	(0.2)	—	—	(0.2)
End of Year	$971.8	$40.9	$664.4	$—	$1,677.1

Year Ended December 31, 2010
Beginning of Year	$932.4	$40.8	$593.5	$217.6	$1,784.3
Capitalized	207.8	15.1	196.8	2.8	422.5
Amortization	(192.6)	(13.6)	(150.1)	(17.0)	(373.3)
Adjustment Related to Unrealized Investment Gains/Losses	(3.9)	—	(12.2)	—	(16.1)
Foreign Currency	—	(1.3)	—	—	(1.3)
End of Year	$943.7	$41.0	$628.0	$203.4	$1,816.1

Assets by segment are as follows:

	December 31
	2012	2011
	(in millions of dollars)
Unum US	$19,391.2	$18,583.6
Unum UK	3,975.8	3,549.5
Colonial Life	3,434.9	3,167.8
Closed Block	33,069.2	31,439.5
Corporate	2,365.0	2,814.8
Total	$62,236.1	$59,555.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Segment Information - Continued

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2012 and 2011, goodwill was $201.7 million and $201.2 million, respectively, with $190.0 million attributable to Unum US and the remainder attributable to Unum UK.

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

Note 13 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2012, the aggregate net minimum lease payments were $216.8 million payable as follows: $33.7 million in 2013, $30.6 million in 2014, $23.4 million in 2015, $17.1 million in 2016, $14.0 million in 2017, and $98.0 million thereafter. Rental expense for the years ended December 31, 2012, 2011, and 2010 was $41.6 million, $36.1 million, and $29.3 million, respectively.

At December 31, 2012, we had unfunded commitments of $71.3 million for certain of our private equity partnerships, $29.0 million for certain private placement fixed maturity securities, and $47.3 million for certain mortgage loans.  The funds are not legally binding at December 31, 2012 and may or may not be funded during the term of the investments.

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
Miscellaneous Matters

In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  In July 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. In September 2012, the United States District Court for the Southern District of New York affirmed the Bankruptcy Court's decision to dismiss the case. In October 2012, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit.
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and each of the parties sought leave for an early appeal on the issues raised by the District Court's rulings, but the First Circuit decided not to hear the appeal at this time. Therefore, the parties are required to wait until the proceedings in the District Court have concluded for further resolution of those issues. The First Circuit did not rule on or discuss the merits of the case. The case is proceeding in the District Court where notice to class members and discovery on the issue of damages have been completed. In February 2013, we filed a motion requesting the court reconsider its prior summary judgment ruling as well as a motion challenging the admissibility of the testimony of plaintiffs' expert witness.
In March 2011, we received a request for information from an independent third party as part of an examination on behalf of 32 states and the District of Columbia to evaluate our compliance with the unclaimed property laws of the participating states. Industry-wide practices are currently under review concerning the identification and handling of unclaimed property by insurers, and numerous other insurers are under similar examination. We are cooperating fully with this examination.

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
In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints allege violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints seek to examine company records and assess penalties and costs in an undetermined amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. life insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. For the years ended December 31, 2012, 2011, or 2010, none of the states of domicile for our U.S. insurance subsidiaries had adopted accounting practices that differed materially from statutory accounting principles prescribed by the NAIC.

The statutory operating results of our traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re, as well as the statutory results for these two special purpose financial captive U.S. insurance subsidiaries, are as follows:

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Combined Net Income
Traditional U.S. Insurance Subsidiaries	$624.5	$642.9	$628.8
Tailwind Re and Northwind Re	$69.7	$80.0	$79.1

Combined Net Gain from Operations
Traditional U.S. Insurance Subsidiaries	$649.8	$664.0	$645.7
Tailwind Re and Northwind Re	$69.3	$80.4	$79.2

Statutory capital and surplus is as follows:

	December 31
	2012	2011
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Insurance Subsidiaries	$3,426.5	$3,461.3
Tailwind Re and Northwind Re	$1,188.4	$1,226.5

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

The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus. Based on the restrictions under current law, $623.7 million is available during 2013 for the payment of ordinary dividends to Unum Group from its traditional U.S. insurance subsidiaries, which exclude Tailwind Re and Northwind Re. The ability of Tailwind Re and Northwind Re to pay dividends to their respective parent companies, Tailwind Holdings and Northwind Holdings, wholly-owned subsidiaries of Unum Group, will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Tailwind Re and Northwind Re.

We also have the ability to receive dividends from our United Kingdom insurance subsidiary, Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £144.7 million is available for the payment of dividends from Unum Limited during 2013, subject to regulatory approval.

Deposits

At December 31, 2012 and 2011, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $277.5 million and $294.3 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	2012
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,937.2	$1,929.4	$1,927.6	$1,921.9
Net Investment Income	643.0	619.2	633.5	619.5
Net Realized Investment Gain (Loss)	24.6	21.3	(2.1)	12.4
Total Revenue	2,658.2	2,628.0	2,617.9	2,611.3
Income Before Income Tax	322.7	320.4	296.4	310.0
Net Income	233.9	230.2	216.4	213.9
Net Income Per Common Share
Basic	0.86	0.83	0.76	0.74
Assuming Dilution	0.85	0.83	0.76	0.73

	2011
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,888.5	$1,881.2	$1,875.0	$1,869.5
Net Investment Income	634.6	629.2	637.1	618.7
Net Realized Investment Gain (Loss)	7.4	(23.9)	(3.6)	15.2
Total Revenue	2,604.8	2,545.6	2,564.5	2,563.1
Income (Loss) Before Income Tax	(617.3)	288.7	334.5	327.4
Net Income (Loss)	(369.0)	202.0	227.6	223.6
Net Income (Loss) Per Common Share
Basic	(1.26)	0.68	0.74	0.72
Assuming Dilution	(1.26)	0.68	0.74	0.71

Items incurring during the fourth quarter of 2011 that affected the comparability of our financial results by quarter are as follows:

•
A deferred acquisition costs impairment charge of $196.0 million before tax and $127.5 million after tax and a reserve charge of $573.6 million before tax and $372.8 million after tax related to our long-term care closed block business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2012, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Unum Group and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 22, 2013

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Nominees for Election as Directors with Terms Expiring in 2016" and "Continuing Directors," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Corporate Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Corporate Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," and under the captions "Compensation Discussion and Analysis" and "Report of the Human Capital Committee," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption, “Ownership of Company Securities," sub-captions "Security Ownership of Directors and Officers" and "Security Ownership of Certain Shareholders," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Corporate Governance," sub-captions "Director Independence" and "Related Party Transactions and Policy," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2012 and 2011 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief Executive Officer	February 22, 2013
Thomas R. Watjen	and a Director (principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief Financial Officer	February 22, 2013
Richard P. McKenney	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 22, 2013
Vicki W. Corbett

Name	Title	Date

*	Director	February 22, 2013
E. Michael Caulfield

*	Director	February 22, 2013
Pamela H. Godwin

*	Director	February 22, 2013
Ronald E. Goldsberry

*	Director	February 22, 2013
Kevin T. Kabat

*	Director	February 22, 2013
Timothy F. Keaney

*	Director	February 22, 2013
Thomas Kinser

*	Director	February 22, 2013
Gloria C. Larson

*	Director	February 22, 2013
A. S. MacMillan, Jr.

*	Director	February 22, 2013
Edward J. Muhl

*	Director	February 22, 2013
Michael J. Passarella

*	Director	February 22, 2013
William J. Ryan

* By: /s/ Susan N. Roth	For all of the Directors	February 22, 2013
Susan N. Roth
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,020.9	$1,348.8	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	1,806.8	1,806.8
Foreign Governments	1,280.4	1,507.0	1,507.0
Public Utilities	9,294.3	11,144.2	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	2,216.5	2,216.5
All Other Corporate Bonds	22,696.6	26,910.4	26,910.4
Redeemable Preferred Stocks	33.0	39.3	39.3
Total	37,751.5	$44,973.0	44,973.0

Mortgage Loans	1,712.7		1,712.7
Policy Loans	3,133.8		3,133.8
Other Long-term Investments
Derivatives	—		81.6	(2)
Equity Securities	11.2		14.6
Miscellaneous Long-term Investments	515.5		528.8	(3)
Short-term Investments	1,460.3		1,460.3

	$44,585.0		$51,904.8

(1)
Amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and accretion of discounts.

(2)	Derivatives are carried at fair value.

(3)	Difference between amortized cost and carrying value primarily results from changes in our partnership owner's equity since acquisition.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2012	2011
	(in millions of dollars)
		As Adjusted
Assets
Fixed Maturity Securities - at fair value (amortized cost: $217.7; $167.7)	$224.6	$172.7
Other Long-term Investments	73.0	54.2
Short-term Investments	433.5	473.9
Investment in Subsidiaries	10,079.1	9,296.8
Other Assets	723.2	618.6
Total Assets	$11,533.4	$10,616.2

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$6.6	$2.5
Long-term Debt	1,896.2	1,641.0
Pension and Postretirement Benefits	801.6	588.2
Other Liabilities	216.4	214.8
Total Liabilities	2,920.8	2,446.5

Stockholders' Equity
Common Stock	36.0	35.9
Additional Paid-in Capital	2,607.7	2,591.1
Accumulated Other Comprehensive Income	628.0	461.8
Retained Earnings	7,371.6	6,611.0
Treasury Stock	(2,030.7)	(1,530.1)
Total Stockholders' Equity	8,612.6	8,169.7

Total Liabilities and Stockholders' Equity	$11,533.4	$10,616.2

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
		As Adjusted
Dividends from Subsidiaries	$670.8	$800.0	$576.0
Interest from Subsidiaries	0.6	0.6	0.6
Other Income	54.4	64.4	56.1
Total Revenue	725.8	865.0	632.7

Interest and Debt Expense	114.2	112.1	112.3
Other Expenses	65.5	57.7	47.6
Total Expenses	179.7	169.8	159.9

Income Before Income Tax and Equity in Undistributed Earnings (Loss) of Subsidiaries	546.1	695.2	472.8
Income Tax Benefits	(25.7)	(13.9)	(3.6)

Income Before Equity in Undistributed Earnings (Loss) of Subsidiaries	571.8	709.1	476.4
Equity in Undistributed Earnings (Loss) of Subsidiaries	322.6	(424.9)	402.3

Net Income	$894.4	$284.2	$878.7

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(in millions of dollars)
Cash Provided by Operating Activities	$677.3	$827.8	$490.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	—	133.9	3.8
Proceeds from Maturities of Fixed Maturity Securities	47.7	44.5	47.4
Proceeds from Sales and Maturities of Other Investments	1.0	—	—
Purchase of Fixed Maturity Securities	(99.1)	—	(106.5)
Purchase of Other Investments	(13.7)	(3.0)	(22.9)
Net Sales (Purchases) of Short-term Investments	40.4	192.8	(266.7)
Cash Distributions to Subsidiaries	(175.2)	(166.1)	(2.4)
Short-term Notes Receivable from Subsidiaries	—	0.2	13.3
Acquisition of Property and Equipment	(80.4)	(81.1)	(70.0)
Other, Net	0.1	—	(18.5)
Cash Provided (Used) by Investing Activities	(279.2)	121.2	(422.5)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	4.1	(222.6)	—
Issuance of Long-term Debt	246.4	—	396.9
Long-term Debt Repayments	—	—	(10.0)
Issuance of Common Stock	4.9	14.8	10.0
Repurchase of Common Stock	(496.7)	(619.9)	(356.0)
Dividends Paid to Stockholders	(133.8)	(121.0)	(114.8)
Other, Net	1.6	—	5.6
Cash Used by Financing Activities	(373.5)	(948.7)	(68.3)

Increase (Decrease) in Cash	$24.6	$0.3	$(0.7)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries. Certain prior year amounts have been reclassified to conform to current presentation.

In October 2010, the Financial Accounting Standards Board issued an update to address the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs.  The amendments in the update require that only incremental direct costs associated with the successful acquisition of a new or renewal insurance contract can be capitalized. All other costs are to be expensed as incurred. Our insurance subsidiaries adopted this update effective January 1, 2012 and applied the amendments retrospectively, adjusting all prior periods. The cumulative effect of the adoption as of January 1, 2010, was a decrease to stockholders' equity of $455.1 million. The effects of this accounting change on our December 31, 2011 historical balance sheet was a decrease to investment in subsidiaries of $407.3 million, an increase to accumulated other comprehensive income of $12.9 million, and a decrease to retained earnings of $420.2 million. The income statement impact of this adoption was a change in equity in undistributed earnings (loss) of subsidiaries and resulting net income of $48.8 million and $(7.4) million for the years ended December 31, 2011, and 2010, respectively. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the components of our income statement impact from the adoption of this update.

Note 2 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2012	2011
	(in millions of dollars)
Long-term Debt
Notes @ 5.75% due 2042, callable at or above par	$248.6	$—
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.6	399.6
Notes @ 7.125% due 2016, callable at or above par	350.0	350.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Fair Value Hedges Adjustment	15.4	8.8
Total	1,896.2	1,641.0
Short-term Debt
Securities Lending Agreements	6.6	2.5
Total	$1,902.8	$1,643.5

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $350.0 million in 2016 and $1,532.6 million in 2018 and thereafter.

Unsecured Notes

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Fair Value Hedges

As of December 31, 2012 and 2011, we had $600.0 million and $350.0 million, respectively, notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of the three-month London Interbank Offered Rate.

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

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2012, 2011, and 2010 was $109.0 million, $115.6 million, and $110.3 million, respectively.

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

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures due 2015. As of December 31, 2012, $296.9 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

Note 4 - Cash Dividends from Subsidiaries

Cash dividends received from subsidiaries during 2012, 2011, and 2010 were $670.8 million, $800.0 million, and $576.0 million, respectively.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2012

Unum US	$1,024.3	$12,449.3	$46.1	$890.3
Unum UK	38.8	2,487.1	142.9	155.7
Colonial Life	692.4	1,691.3	29.9	149.8
Closed Block	—	28,066.7	207.8	288.8
Total	$1,755.5	$44,694.4	$426.7	$1,484.6

December 31, 2011 - As Adjusted (1)

Unum US	$971.8	$12,280.2	$43.4	$889.2
Unum UK	40.9	2,172.5	143.2	135.6
Colonial Life	664.4	1,598.1	28.5	134.7
Closed Block	—	27,001.1	218.1	334.5
Total	$1,677.1	$43,051.9	$433.2	$1,494.0

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (2)	Benefits and Change in Reserves for Future Benefits (3)	Amortization of Deferred Acquisition Costs	All Other Expenses (4)	Premiums Written (5)
	(in millions of dollars)
December 31, 2012

Unum US	$4,456.5	$952.3	$3,238.6	$196.5	$1,251.2	$3,045.0
Unum UK	694.6	170.8	541.4	15.7	177.1	466.3
Colonial Life	1,194.5	138.6	627.3	166.5	265.3	986.3
Closed Block	1,370.5	1,230.5	2,314.9	—	290.7	1,358.6
Corporate	—	23.0	—	—	180.7	—
Total	$7,716.1	$2,515.2	$6,722.2	$378.7	$2,165.0

December 31, 2011 - As Adjusted (1)

Unum US	$4,296.0	$951.4	$3,113.5	$188.1	$1,250.5	$2,965.8
Unum UK	687.6	189.9	493.8	15.3	178.0	480.0
Colonial Life	1,135.3	132.4	589.4	151.2	257.5	944.9
Closed Block	1,395.3	1,189.7	3,012.8	11.1	496.4	1,385.1
Corporate	—	56.2	—	—	187.1	—
Total	$7,514.2	$2,519.6	$7,209.5	$365.7	$2,369.5

December 31, 2010 - As Adjusted (1)

Unum US	$4,255.4	$941.5	$3,124.4	$192.6	$1,233.7	$2,938.9
Unum UK	650.6	170.5	435.8	13.6	163.9	469.4
Colonial Life	1,075.7	122.5	534.7	150.1	244.4	901.9
Closed Block	1,449.7	1,166.4	2,259.2	17.0	334.9	1,430.4
Corporate	—	94.6	—	—	169.0	—
Total	$7,431.4	$2,495.5	$6,354.1	$373.3	$2,145.9

(1)
Prior period results have been adjusted for the retrospective adoption of the accounting standards update related to deferred acquisition costs. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(2)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(3)
Included in 2011 in the Closed Block segment is a reserve charge of $573.6 million related to our long-term care business and a reserve charge of $183.5 million related to our individual disability business.

(4)
Includes commissions, interest and debt expense, deferral of acquisition costs, compensation expense, non-operating retirement related loss, and other expenses. Included in 2011 in the Closed Block segment is an impairment charge of $196.0 million related to long-term care deferred policy acquisition costs. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(5)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2012

Life Insurance in Force	$832,587.5	$28,658.7	$1,073.8	$805,002.6	0.1%

Premium Income:
Life Insurance	$1,979.1	$141.4	$10.3	$1,848.0	0.6%
Accident, Health, and Other Insurance	5,756.9	89.4	200.6	5,868.1	3.4%
Total	$7,736.0	$230.8	$210.9	$7,716.1	2.7%

Year Ended December 31, 2011

Life Insurance in Force	$782,935.6	$28,341.1	$1,141.6	$755,736.1	0.2%

Premium Income:
Life Insurance	$1,868.8	$146.6	$10.9	$1,733.1	0.6%
Accident, Health, and Other Insurance	5,652.7	77.3	205.7	5,781.1	3.6%
Total	$7,521.5	$223.9	$216.6	$7,514.2	2.9%

Year Ended December 31, 2010

Life Insurance in Force	$740,779.6	$28,385.4	$1,850.5	$714,244.7	0.3%

Premium Income:
Life Insurance	$1,810.9	$159.1	$12.5	$1,664.3	0.8%
Accident, Health, and Other Insurance	5,623.4	85.1	228.8	5,767.1	4.0%
Total	$7,434.3	$244.2	$241.3	$7,431.4	3.2%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2012

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.7	$0.9	$—	$0.4	$6.2

Year Ended December 31, 2011

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$7.2	$1.3	$—	$2.8	$5.7

Year Ended December 31, 2010

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$1.1	$—	$3.8	$7.2

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

See Note 3 of the “Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the mortgage loan valuation allowance.

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

(4.15)
Indenture for Senior Debt Securities, dated as of August 23, 2012, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on August 23, 2012).

(4.16)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).
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

(10.10)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation's Registration Statement on Form S-1 dated June 18, 1986). *

(10.11)	UnumProvident Corporation Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2000). *

(10.12)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.13)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.14)	UnumProvident Corporation Senior Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 17, 2005). *

(10.15)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.16)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.17)
Amendment to Employment Agreement between UnumProvident Corporation and F. Dean Copeland dated effective as of November 17, 2005 (incorporated by reference to Exhibit 99.1 of our Form 8-K filed on November 21, 2005). *

(10.18)
Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 16, 2005, as amended (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19, 2008). *

(10.19)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.20)
Form of Restricted Stock Unit Agreement with Employee, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.21)
Form of Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 4, 2011). *

(10.22)
Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.32 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.23)	Cash-Settled Restricted Stock Unit Agreement between Unum Group and Thomas R. Watjen dated as of February 25, 2010 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 5, 2010). *

(10.24)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 4, 2011). *

(10.25)
Amended and Restated Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 5, 2010). *

(10.26)	Management Incentive Compensation Plan of 2008 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 4, 2011). *

(10.27)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.28)	Retainer Agreement between Unum Group and Jon S. Fossel dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on August 3, 2011). *

(10.29)	Board Consulting Agreement between Unum Group and Robert O. Best dated as of April 16, 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 2, 2012). *

(10.30)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.31)
Form of Restricted Stock Unit Agreement with Director for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 1, 2012). *

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

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.