Form 10-Q
period 2013-03-31
Unum Group
filed 2013-05-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
266,927,641 shares of the registrant's common stock were outstanding as of April 29, 2013.

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

•
Effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyber attacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber or other information security systems, and management continuity planning.

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

•
Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, consumer confidence, and/or legislative and regulatory changes, including healthcare reform.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $37,632.6; $37,751.5)	$44,436.5	$44,973.0
Mortgage Loans	1,730.4	1,712.7
Policy Loans	3,141.4	3,133.8
Other Long-term Investments	592.8	625.0
Short-term Investments	1,200.5	1,460.3
Total Investments	51,101.6	51,904.8

Other Assets
Cash and Bank Deposits	102.0	77.3
Accounts and Premiums Receivable	1,695.1	1,632.6
Reinsurance Recoverable	4,898.6	4,842.6
Accrued Investment Income	741.9	694.6
Deferred Acquisition Costs	1,753.1	1,755.5
Goodwill	200.9	201.7
Property and Equipment	499.0	501.6
Other Assets	619.2	625.4

Total Assets	$61,611.4	$62,236.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,509.3	$1,484.6
Reserves for Future Policy and Contract Benefits	44,364.5	44,694.4
Unearned Premiums	477.9	426.7
Other Policyholders’ Funds	1,635.8	1,644.9
Income Tax Payable	77.8	54.2
Deferred Income Tax	232.5	269.4
Short-term Debt	236.3	455.8
Long-term Debt	2,673.9	2,755.4
Other Liabilities	1,845.6	1,838.1

Total Liabilities	53,053.6	53,623.5

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 360,260,522 and 359,751,943 shares	36.0	36.0
Additional Paid-in Capital	2,613.4	2,607.7
Accumulated Other Comprehensive Income	485.7	628.0
Retained Earnings	7,548.5	7,371.6
Treasury Stock - at cost: 93,292,724 and 89,546,758 shares	(2,125.8)	(2,030.7)

Total Stockholders' Equity	8,557.8	8,612.6

Total Liabilities and Stockholders' Equity	$61,611.4	$62,236.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2013	2012
	(in millions of dollars, except share data)

Revenue
Premium Income	$1,930.9	$1,921.9
Net Investment Income	621.1	619.5
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(0.8)	—
Other Net Realized Investment Gain	11.1	12.4
Net Realized Investment Gain	10.3	12.4
Other Income	62.5	57.5
Total Revenue	2,624.8	2,611.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,648.5	1,662.9
Commissions	238.2	232.3
Interest and Debt Expense	37.1	35.5
Deferral of Acquisition Costs	(118.2)	(117.4)
Amortization of Deferred Acquisition Costs	123.8	99.4
Compensation Expense	197.6	206.9
Other Expenses	194.0	181.7
Total Benefits and Expenses	2,321.0	2,301.3

Income Before Income Tax	303.8	310.0

Income Tax
Current	81.8	37.3
Deferred	9.4	58.8
Total Income Tax	91.2	96.1

Net Income	$212.6	$213.9

Net Income Per Common Share
Basic	$0.79	$0.74
Assuming Dilution	$0.79	$0.73

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)

Net Income	$212.6	$213.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax benefit of $159.4; $110.5)	(278.5)	(197.2)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense of $108.6; $97.2)	197.4	166.8
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $0.2; $5.9)	(2.0)	(10.7)
Change in Foreign Currency Translation Adjustment	(69.9)	28.2
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $5.5; $3.5)	10.7	6.5
Total Other Comprehensive Loss	(142.3)	(6.4)

Comprehensive Income	$70.3	$207.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)

Common Stock
Balance at Beginning of Year and End of Period	$36.0	$35.9

Additional Paid-in Capital
Balance at Beginning of Year	2,607.7	2,591.1
Common Stock Activity	5.7	9.3
Balance at End of Period	2,613.4	2,600.4

Accumulated Other Comprehensive Income
Balance at Beginning of Year	628.0	461.8
Other Comprehensive Loss	(142.3)	(6.4)
Balance at End of Period	485.7	455.4

Retained Earnings
Balance at Beginning of Year	7,371.6	6,611.0
Net Income	212.6	213.9
Dividends to Stockholders (per common share: $0.130; $0.105)	(35.7)	(31.4)
Balance at End of Period	7,548.5	6,793.5

Treasury Stock
Balance at Beginning of Year	(2,030.7)	(1,530.1)
Purchases of Treasury Stock	(95.1)	(175.2)
Balance at End of Period	(2,125.8)	(1,705.3)

Total Stockholders' Equity at End of Period	$8,557.8	$8,179.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$212.6	$213.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(130.1)	1.6
Change in Deferred Acquisition Costs	5.6	(18.0)
Change in Insurance Reserves and Liabilities	197.6	167.3
Change in Income Taxes	40.1	116.7
Change in Other Accrued Liabilities	23.4	(68.0)
Non-cash Adjustments to Net Investment Income	(96.1)	(100.9)
Net Realized Investment Gain	(10.3)	(12.4)
Depreciation	21.2	20.5
Other, Net	1.1	8.6
Net Cash Provided by Operating Activities	265.1	329.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	158.4	127.6
Proceeds from Maturities of Fixed Maturity Securities	518.5	596.3
Proceeds from Sales and Maturities of Other Investments	42.3	33.5
Purchase of Fixed Maturity Securities	(721.9)	(845.7)
Purchase of Other Investments	(43.4)	(52.6)
Net Sales (Purchases) of Short-term Investments	256.3	(17.2)
Other, Net	(26.1)	(23.7)
Net Cash Provided (Used) by Investing Activities	184.1	(181.8)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Payments)	(219.5)	59.9
Long-term Debt Repayments	(71.2)	(17.5)
Issuance of Common Stock	0.7	0.9
Repurchase of Common Stock	(99.0)	(175.2)
Dividends Paid to Stockholders	(35.7)	(31.4)
Other, Net	0.2	1.7
Net Cash Used by Financing Activities	(424.5)	(161.6)

Net Increase (Decrease) in Cash and Bank Deposits	24.7	(14.1)

Cash and Bank Deposits at Beginning of Year	77.3	116.6

Cash and Bank Deposits at End of Period	$102.0	$102.5

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2013

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2013:

Accounting Standards Codification (ASC) 210 "Balance Sheet - Disclosures about Offsetting Assets and Liabilities"

In December 2011, the Financial Accounting Standards Board (FASB) issued an update requiring additional disclosures and information about financial instruments and derivative instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement. These disclosures provide information about the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued an update to clarify the scope of transactions that are subject to the disclosures about offsetting. Specifically, the update applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions to the extent they are subject to a master netting arrangement or similar agreement. We adopted these updates effective January 1, 2013. The adoption of these updates expanded our disclosures but had no effect on our financial position or results of operations.

ASC 220 "Comprehensive Income"

In February 2013, the FASB issued an update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income by requiring additional information to be presented regarding certain reclassification adjustments. We adopted this update effective January 1, 2013. The adoption of this update expanded our disclosures but had no effect on our financial position or results of operations.

Accounting Updates Adopted in 2012:

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
Unum Group and Subsidiaries
March 31, 2013
Note 2 - Accounting Developments - Continued

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
March 31, 2013
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

	March 31, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,436.5	$44,436.5	$44,973.0	$44,973.0
Mortgage Loans	1,730.4	1,959.8	1,712.7	1,937.1
Policy Loans	3,141.4	3,219.7	3,133.8	3,215.3
Other Long-term Investments
Derivatives	62.1	62.1	81.6	81.6
Equity Securities	14.4	14.4	14.6	14.6
Miscellaneous Long-term Investments	438.4	438.4	455.1	455.1

Liabilities
Policyholders' Funds
Deferred Annuity Products	$637.5	$637.5	$640.1	$640.1
Supplementary Contracts without Life Contingencies	548.3	548.3	535.5	535.5
Long-term Debt	2,673.9	2,954.9	2,755.4	2,968.8
Other Liabilities
Derivatives	157.4	157.4	170.5	170.5
Embedded Derivative in Modified Coinsurance Arrangement	77.5	77.5	83.9	83.9
Unfunded Commitments to Investment Partnerships	75.7	75.7	83.7	83.7

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,919.8 million and $2,912.7 million as of March 31, 2013 and December 31, 2012, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $1,241.2 million and $1,212.0 million as of March 31, 2013 and December 31, 2012, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,713.7 million and $1,756.8 million as of March 31, 2013 and December 31, 2012, respectively, and are assigned a Level 2.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2013, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

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

At March 31, 2013, approximately 9.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 90.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 73.4 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.4 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.7 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$359.5	$975.6	$—	$1,335.1
States, Municipalities, and Political Subdivisions	33.5	1,645.5	174.8	1,853.8
Foreign Governments	—	1,375.2	82.6	1,457.8
Public Utilities	596.3	10,090.4	402.5	11,089.2
Mortgage/Asset-Backed Securities	15.5	2,026.2	0.5	2,042.2
All Other Corporate Bonds	3,232.5	22,394.3	992.3	26,619.1
Redeemable Preferred Stocks	—	14.5	24.8	39.3
Total Fixed Maturity Securities	4,237.3	38,521.7	1,677.5	44,436.5

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	59.6	—	59.6
Foreign Exchange Contracts	—	2.5	—	2.5
Total Derivatives	—	62.1	—	62.1
Equity Securities	—	10.1	4.3	14.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$31.2	$—	$31.2
Foreign Exchange Contracts	—	125.5	—	125.5
Credit Default Swaps	—	0.7	—	0.7
Embedded Derivative in Modified Coinsurance Arrangement	—	—	77.5	77.5
Total Derivatives	—	157.4	77.5	234.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$256.9	$—	$—	$204.2
States, Municipalities, and Political Subdivisions	—	19.4	—	43.8
Public Utilities	502.1	53.5	826.2	454.4
All Other Corporate Bonds	2,266.3	1,140.8	3,042.8	1,684.5
Total Fixed Maturity Securities	$3,025.3	$1,213.7	$3,869.0	$2,386.9

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
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$2.7	$—	$—	$43.4	$—	$174.8
Foreign Governments	82.1	—	0.5	—	—	—	—	82.6
Public Utilities	574.4	—	1.1	—	(0.1)	252.3	(425.2)	402.5
Mortgage/Asset-Backed Securities	0.5	—	—	—	—	—	—	0.5
All Other Corporate Bonds	1,177.8	0.8	(8.8)	30.3	(18.1)	382.4	(572.1)	992.3
Redeemable Preferred Stocks	24.8	—	—	—	—	—	—	24.8
Total Fixed Maturity Securities	1,988.3	0.8	(4.5)	30.3	(18.2)	678.1	(997.3)	1,677.5

Equity Securities	4.3	—	—	—	—	—	—	4.3
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	6.4	—	—	—	—	—	(77.5)

	Three Months Ended March 31, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(3.2)	$—	$—	$9.9	$(8.4)	$66.4
Public Utilities	338.9	—	(0.1)	—	(0.9)	416.9	(206.5)	548.3
Mortgage/Asset-Backed Securities	31.7	—	2.4	—	—	—	(12.8)	21.3
All Other Corporate Bonds	665.5	—	7.0	12.0	(40.3)	223.0	(134.0)	733.2
Redeemable Preferred Stocks	37.2	(1.0)	2.1	—	(14.3)	6.3	—	30.3
Total Fixed Maturity Securities	1,141.4	(1.0)	8.2	12.0	(55.5)	656.1	(361.7)	1,399.5

Equity Securities	11.2	—	—	—	—	—	(6.7)	4.5
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	12.3	—	—	—	—	—	(123.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains for the three months ended March 31, 2013 and 2012 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $6.4 million and $12.3 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	March 31, 2013
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$126.5	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.74%
Public Utilities	89.2	- Comparability Adjustment - Volatility of Credit	(b) (e)	0.25% - 0.30% / 0.27% 0.25% - 0.25% / 0.25%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.76% - 5.86% / 5.84%
All Other Corporate Bonds - Private	237.5	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.75% - 3.20% / 1.07% (0.54)% - (0.08)% / (0.37)% 0.50% - 0.50% / 0.50% 0.50% - 1.00% / 0.76% 0.50% - 7.72% / 1.60% Priced at Par
All Other Corporate Bonds - Public	328.4	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit	(a) (b) (c) (d) (e)	(0.88)% - (0.88)% / (0.88)% (0.30)% - 1.00% / 0.10% (0.57)% - (0.57)% / (0.57)% 0.05% - 0.20% / 0.13% (0.30)% - 0.30% / 0.10%
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(77.5)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2012
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$42.7	- Comparability Adjustment - Lack of Marketability - Volatility of Credit	(b) (d) (e)	0.25% - 0.25% / 0.25% 0.25% - 0.25% / 0.25% 0.15% - 0.15% / 0.15%
Public Utilities	17.4	- Comparability Adjustment	(b)	0.20% - 0.20% / 0.20%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.74% - 5.84% / 5.81%
All Other Corporate Bonds - Private	391.8	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.04% - 2.89% / 0.28% 1.48% - 1.48% / 1.48% 0.10% - 0.50% / 0.24% 0.10% - 1.00% / 0.46% (0.25)% -7.72% / 1.51% Priced at Par
All Other Corporate Bonds - Public	165.0	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.25% - 0.25% / 0.25% (0.59)% - 1.00% / 0.27% 0.25% - 0.25% / 0.25% 0.20% - 0.30% / 0.24% (0.30)% - (0.30)% / (0.30)% Priced at Par
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments

Fixed Maturity Securities

At March 31, 2013 and December 31, 2012, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,027.3	$309.2	$1.4	$1,335.1
States, Municipalities, and Political Subdivisions	1,550.8	308.5	5.5	1,853.8
Foreign Governments	1,197.3	260.5	—	1,457.8
Public Utilities	9,316.7	1,782.4	9.9	11,089.2
Mortgage/Asset-Backed Securities	1,767.1	275.6	0.5	2,042.2
All Other Corporate Bonds	22,740.4	3,907.7	29.0	26,619.1
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,632.6	$6,850.2	$46.3	$44,436.5

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.9	$329.0	$1.1	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	316.2	7.8	1,806.8
Foreign Governments	1,280.4	226.6	—	1,507.0
Public Utilities	9,294.3	1,865.0	15.1	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	289.1	0.5	2,216.5
All Other Corporate Bonds	22,696.6	4,245.3	31.5	26,910.4
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$56.0	$44,973.0

As of March 31, 2013 and December 31, 2012, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2013
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$—	$6.2	$1.4
States, Municipalities, and Political Subdivisions	91.0	1.8	45.3	3.7
Public Utilities	224.4	4.1	57.4	5.8
Mortgage/Asset-Backed Securities	2.5	—	3.8	0.5
All Other Corporate Bonds	843.4	14.9	323.8	14.1
Total Fixed Maturity Securities	$1,161.3	$20.8	$436.5	$25.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

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

	March 31, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,059.7	$23.6	$1,040.1	$0.2	$43.0
Over 1 year through 5 years	5,927.8	654.8	6,501.5	1.7	79.4
Over 5 years through 10 years	9,756.5	1,548.7	10,799.5	8.0	497.7
Over 10 years	19,121.5	4,347.5	22,461.7	35.9	971.4
	35,865.5	6,574.6	40,802.8	45.8	1,591.5
Mortgage/Asset-Backed Securities	1,767.1	275.6	2,035.9	0.5	6.3
Total Fixed Maturity Securities	$37,632.6	$6,850.2	$42,838.7	$46.3	$1,597.8

	December 31, 2012
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$956.4	$21.2	$934.1	$0.5	$43.0
Over 1 year through 5 years	5,922.8	628.1	6,449.8	5.0	96.1
Over 5 years through 10 years	9,752.3	1,606.4	10,997.0	7.6	354.1
Over 10 years	19,192.1	4,732.7	23,200.2	42.4	682.2
	35,823.6	6,988.4	41,581.1	55.5	1,175.4
Mortgage/Asset-Backed Securities	1,927.9	289.1	2,208.3	0.5	8.2
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$43,789.4	$56.0	$1,183.6

At March 31, 2013, the fair value of investment-grade fixed maturity securities was $41,295.1 million, with a gross unrealized gain of $6,647.8 million and a gross unrealized loss of $27.8 million. The gross unrealized loss on investment-grade fixed maturity securities was 60.0 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

At March 31, 2013, the fair value of below-investment-grade fixed maturity securities was $3,141.4 million, with a gross unrealized gain of $202.4 million and a gross unrealized loss of $18.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 40.0 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2013, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2013, we held 64 individual investment-grade fixed maturity securities and 33 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 15 investment-grade fixed maturity securities and 14 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
March 31, 2013
Note 4 - Investments - Continued

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

At March 31, 2013, we had non-binding commitments of $153.0 million to fund private placement fixed maturity securities.
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

As of March 31, 2013, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $431.7 million, comprised of $326.3 million of tax credit partnerships and $105.4 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $75.7 million at March 31, 2013. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $107.8 million to fund certain private equity partnerships at March 31, 2013, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond and partnerships were $141.8 million and $6.7 million, respectively, as of March 31, 2013.  The bonds are reported as fixed maturity securities, and the partnerships are reported as other long-term investments in our consolidated balance sheets. At March 31, 2013, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three months ended March 31, 2013 and 2012.

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

Mortgage loans by property type and geographic region are as follows:

	March 31, 2013		December 31, 2012
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$33.8	2.0%	$34.0	2.0%
Industrial	518.0	29.9	513.4	30.0
Mixed	77.8	4.5	78.4	4.6
Office	730.6	42.2	713.4	41.6
Retail	370.2	21.4	373.5	21.8
Total	$1,730.4	100.0%	$1,712.7	100.0%

Region
New England	$113.2	6.5%	$114.3	6.7%
Mid-Atlantic	158.9	9.2	160.0	9.3
East North Central	233.1	13.5	224.7	13.1
West North Central	158.0	9.1	160.8	9.4
South Atlantic	437.8	25.3	440.9	25.7
East South Central	79.1	4.6	79.6	4.7
West South Central	157.8	9.1	159.5	9.3
Mountain	89.6	5.2	90.5	5.3
Pacific	302.9	17.5	282.4	16.5
Total	$1,730.4	100.0%	$1,712.7	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2013	December 31 2012

	(in millions of dollars)
Internal Rating
Aa	$11.3	$11.5
A	660.8	659.4
Baa	1,005.6	994.5
Ba	39.6	34.2
B	13.1	13.1
Total	$1,730.4	$1,712.7

Loan-to-Value Ratio
<= 65%	$657.8	$624.7
> 65% <= 75%	847.3	858.8
> 75% <= 85%	131.5	142.5
> 85%	93.8	86.7
Total	$1,730.4	$1,712.7

Based on an analysis of the above risk factors, as well as other current information, if we determine that it is probable we will be unable to collect all amounts due under the contractual terms of a mortgage loan, we establish an allowance for credit loss. If we expect to foreclose on the property, the amount of the allowance typically equals the excess carrying value of the mortgage loan over the fair value of the underlying collateral. If we expect to retain the mortgage loan until payoff, the allowance equals the excess carrying value of the mortgage loan over the expected future cash flows of the loan. The projection of future cash flows and the determination of whether a borrower can make the contractual payments are inherently subjective, and methodologies may vary depending on the circumstances specific to a loan. Additions and reductions to our allowance for credit losses on mortgage loans are reported as a component of net realized investment gains and losses. There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5
Provision	—	0.5
Balance at End of Period	$1.5	$2.0

Impaired mortgage loans are as follows:

	March 31, 2013
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

For the three months ended March 31, 2013 and 2012, our average investment in impaired mortgage loans was $17.4 million and $23.7 million, respectively. For each of the three months ended March 31, 2013 and 2012, we recognized $0.2 million of interest income on mortgage loans subsequent to impairment.

We had no troubled debt restructurings during the three months ended March 31, 2013. We had one loan foreclosure with a carrying amount of $4.2 million that qualified as a troubled debt restructuring during the three months ended March 31, 2012.

We had no realized losses on loan foreclosures for the three months ended March 31, 2013 and 2012, other than the initial impairment losses recognized prior to foreclosure.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At March 31, 2013 and December 31, 2012, we had no mortgage loans greater than 90 days past due for which we were still accruing interest income. At March 31, 2013 and December 31, 2012, we held one mortgage loan that was greater than 90 days past due and had a carrying value of $4.3 million.

At March 31, 2013, we had non-binding commitments of $48.2 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of March 31, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $234.0 million, for which we received collateral in the form of cash and securities of $236.3 million and $6.5 million, respectively. As of December 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $452.8 million, for which we received collateral in the form of cash and securities of $455.8 million and $14.5 million, respectively. We had no outstanding repurchase agreements at March 31, 2013 or December 31, 2012.

Offsetting of Financial Instruments

We enter into master netting agreements with each of our derivatives counterparties. These agreements provide for conditional rights of set-off upon the occurrence of an early termination event. An early termination event is considered a default, and it allows the non-defaulting party to offset its contracts in a loss position against any gain positions or payments due to the defaulting party. Under our agreements, default type events are defined as failure to pay or deliver as contractually agreed, misrepresentation, bankruptcy, or merger without assumption. See Note 5 for further discussion of collateral related to our derivative contracts.

We have securities lending agreements with unaffiliated financial institutions that post collateral to us in return for the use of our fixed maturity securities. A right of set-off exists that allows us to keep and apply collateral received in the event of default by the counterparty. Default within a securities lending agreement would typically occur if the counterparty failed to return the securities borrowed from us as contractually agreed. In addition, if we default by not returning collateral received, the counterparty has a right of set-off against our securities or any other amounts due to us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

Shown below are our financial instruments that either meet the accounting requirements that allow them to be offset in our balance sheets or that are subject to an enforceable master netting arrangement or similar agreement. Our accounting policy is to not offset these financial instruments in our balance sheets. Net amounts disclosed below have been reduced by the amount of collateral pledged to or received from our counterparties.

	Offsetting of Financial Assets and Derivative Assets
	March 31, 2013
	Gross		Net Amount of	Gross Amount Not
	Amount of	Gross Amount	Assets	Offset in Balance Sheet
	Recognized	Offset in	Presented in	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
	(in millions of dollars)
Derivatives	$62.1	$—	$62.1	$(53.6)	$—	$8.5
Securities Lending	234.0	—	234.0	—	(234.0)	—
Total	$296.1	$—	$296.1	$(53.6)	$(234.0)	$8.5

	Offsetting of Financial Liabilities and Derivative Liabilities
	March 31, 2013
	Gross		Net Amount of	Gross Amount Not
	Amount of	Gross Amount	Liabilities	Offset in Balance Sheet
	Recognized	Offset in	Presented in	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
	(in millions of dollars)
Derivatives	$157.4	$—	$157.4	$(117.7)	$(1.8)	$37.9
Securities Lending	236.3	—	236.3	(234.0)	—	2.3
Total	$393.7	$—	$393.7	$(351.7)	$(1.8)	$40.2

	Offsetting of Financial Assets and Derivative Assets
	December 31, 2012
	Gross		Net Amount of	Gross Amount Not
	Amount of	Gross Amount	Assets	Offset in Balance Sheet
	Recognized	Offset in	Presented in	Financial	Cash Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
	(in millions of dollars)
Derivatives	$81.6	$—	$81.6	$(72.9)	$—	$8.7
Securities Lending	452.8	—	452.8	—	(452.8)	—
Total	$534.4	$—	$534.4	$(72.9)	$(452.8)	$8.7

	Offsetting of Financial Liabilities and Derivative Liabilities
	December 31, 2012
	Gross		Net Amount of	Gross Amount Not
	Amount of	Gross Amount	Liabilities	Offset in Balance Sheet
	Recognized	Offset in	Presented in	Financial	Cash Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
	(in millions of dollars)
Derivatives	$170.5	$—	$170.5	$(129.8)	$(1.8)	$38.9
Securities Lending	455.8	—	455.8	(452.8)	—	3.0
Total	$626.3	$—	$626.3	$(582.6)	$(1.8)	$41.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Fixed Maturity Securities	$589.9	$595.5
Derivative Financial Instruments	7.7	6.3
Mortgage Loans	26.0	25.0
Policy Loans	3.7	3.6
Other Long-term Investments	7.7	3.2
Short-term Investments	0.8	1.2
Gross Investment Income	635.8	634.8
Less Investment Expenses	7.1	7.2
Less Investment Income on PFA Assets	4.0	4.1
Less Amortization of Tax Credit Partnerships	3.6	4.0
Net Investment Income	$621.1	$619.5

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$6.6	$5.9
Gross Losses on Sales	(5.5)	(5.0)
Other-Than-Temporary Impairment Loss	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.6	—
Impairment Loss	(1.0)	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	6.4	12.3
Other Derivatives	(0.3)	—
Foreign Currency Transactions	(2.7)	(0.3)
Net Realized Investment Gain	$10.3	$12.4

Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 5 - Derivative Financial Instruments - Continued

Derivatives designated as cash flow hedges and used to reduce our exposure to interest rate and duration risk are as follows:

•
Interest rate swaps are used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. We use interest rate swaps to hedge the anticipated purchase of fixed maturity securities thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also use interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

•
Forward treasury locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities. A forward treasury lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific U.S. Treasury bond at a future date at a pre-determined price.

Derivatives designated as fair value hedges and used to reduce our exposure to interest rate and duration risk are as follows:

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

Derivatives designated as cash flow hedges and used to reduce our exposure to foreign currency risk are as follows:

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

Derivatives not designated as hedging instruments and used to reduce our exposure to credit losses on securities owned are as follows:

•
Credit default swaps are used as economic hedges against credit risk but do not qualify for hedge accounting. A credit default swap is an agreement in which we agree with another party to pay, at specified intervals, a fixed-rate fee in exchange for insurance against a credit event on a specific investment. If a defined credit event occurs, our counterparty may either pay us a net cash settlement or we may surrender the specific investment to them in exchange for cash equal to the full notional amount of the swap. Credit events typically include events such as bankruptcy, failure to pay, or certain types of debt restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 5 - Derivative Financial Instruments - Continued

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.5 million at March 31, 2013. We held no cash collateral from our counterparties as of March 31, 2013 and December 31, 2012. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $92.4 million and $108.6 million at March 31, 2013 and December 31, 2012, respectively. We had $1.8 million cash posted as collateral to our counterparties at March 31, 2013 and December 31, 2012.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $157.4 million and $170.5 million at March 31, 2013 and December 31, 2012, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$—	$1,413.0
Additions	—	—	—	—	35.0	35.0
Terminations	—	3.9	45.0	—	35.0	83.9
Balance at March 31, 2012	$174.0	$550.1	$640.0	$—	$—	$1,364.1

Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$1,432.8
Additions	—	—	—	70.0	24.0	94.0
Terminations	—	18.0	40.0	—	24.0	82.0
Balance at March 31, 2013	$174.0	$490.8	$710.0	$70.0	$—	$1,444.8

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at March 31, 2013, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

2013
(in millions of dollars)
Notional Value	$110.0
Weighted Average Receive Rate	6.71%
Weighted Average Pay Rate	0.28%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of March 31, 2013 and December 31, 2012, we had $110.0 million and $150.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities and $490.8 million and $508.8 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

For the three months ended March 31, 2013 and 2012, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2013, we expect to amortize approximately $43.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of March 31, 2013. Fluctuations in fair values of these derivatives between March 31, 2013 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2013, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2013 and December 31, 2012, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.  For the three months ended March 31, 2013 and 2012, the change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $2.4 million and $1.7 million, respectively, with an offsetting gain on the related interest rate swaps.

As of March 31, 2013 and December 31, 2012, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. For the three months ended March 31, 2013, the change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain of $4.1 million with an offsetting loss on the related interest rate swaps. For the three months ended March 31, 2012, the change in fair value of the hedged fixed debt attributable to the hedged benchmark interest rate resulted in a de minimis loss, with an offsetting gain on the related interest rate swaps.

For the three months ended March 31, 2013 and 2012, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 5 - Derivative Financial Instruments - Continued

Derivatives not Designated as Hedging Instruments

During the three months ended March 31, 2013, we purchased $70.0 million notional amount of single-name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. Changes in the fair value of the derivative, together with the payment of periodic fees, are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.

We have an embedded derivative in a modified coinsurance arrangement for which we include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. However, neither party can unilaterally terminate the reinsurance agreement except in extreme circumstances resulting from regulatory supervision, delinquency proceedings, or other direct regulatory action. Cash settlements or collateral related to this embedded derivative are not required at any time during the reinsurance contract or at termination of the reinsurance contract. There are no credit-related counterparty triggers, and any accumulated embedded derivative gain or loss reduces to zero over time as the reinsured business winds down. Changes in the fair value of the embedded derivative are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$59.6	Other Liabilities	$31.2
Foreign Exchange Contracts	Other L-T Investments	2.5	Other Liabilities	125.5
Total		$62.1		$156.7

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.7
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	77.5
Total				$78.2

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$76.5	Other Liabilities	$31.7
Foreign Exchange Contracts	Other L-T Investments	5.1	Other Liabilities	138.8
Total		$81.6		$170.5

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$83.9

The following tables summarize the location of and gains and losses on derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended March 31, 2013
	Gain Recognized in OCI on Derivatives (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(in millions of dollars)
Interest Rate Swaps and Forwards	$(2.2)	$10.0	(1)
Interest Rate Swaps	—	(0.4)	(3)
Foreign Exchange Contracts	—	(1.7)	(1)
Foreign Exchange Contracts	4.1	(6.7)	(2)
Total	$1.9	$1.2

(1)	Gain (loss) recognized in net investment income

(2)	Loss recognized in net realized investment gain

(3)	Loss recognized in interest and debt expense

	Three Months Ended March 31, 2012
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

(1)	Gain (loss) recognized in net investment income

(2)	Gain (loss) recognized in net realized investment gain

(3)	Loss recognized in interest and debt expense

The following table summarizes the location of and gains (losses) on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Credit Default Swaps	$(0.3)	$—
Embedded Derivative in Modified Coinsurance Arrangement	6.4	12.3
Gain Recognized in Net Realized Investment Gain	$6.1	$12.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 6 - Accumulated Other Comprehensive Income

After-tax accumulated other comprehensive income (loss) balances and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(73.3)	(1.2)	(69.9)	1.7	(142.7)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(7.8)	(0.8)	—	9.0	0.4
Net Other Comprehensive Income (Loss)	(81.1)	(2.0)	(69.9)	10.7	(142.3)
Balance at March 31, 2013	$792.4	$399.6	$(142.5)	$(563.8)	$485.7

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2013	2012	Change
	(in millions of dollars)
Fixed Maturity Securities	$6,803.9	$7,221.5	$(417.6)
Other Investments	72.5	92.8	(20.3)
Deferred Acquisition Costs	(61.2)	(67.0)	5.8
Reserves for Future Policy and Contract Benefits	(5,979.7)	(6,277.5)	297.8
Reinsurance Recoverable	353.9	351.5	2.4
Deferred Income Tax	(397.0)	(447.8)	50.8
Total	$792.4	$873.5	$(81.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

Three Months Ended March 31, 2013
(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain
Gain on Disposals of Securities and Other Invested Assets	$11.9
Income Tax	4.1
Total	$7.8

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$10.0
Loss on Foreign Exchange Contracts	(1.7)
Net Realized Investment Gain
Loss on Foreign Exchange Contracts	(6.7)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)
1.2
Income Tax	0.4
Total	$0.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(14.9)
Amortization of Prior Service Credit	1.2
(13.7)
Income Tax Benefit	(4.7)
Total	$(9.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 7 - Segment Information

Our reporting segments are comprised of Unum US, Unum UK, Colonial Life, Closed Block, and Corporate.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$392.7	$395.5
Group Short-term Disability	131.0	117.7
Group Life and Accidental Death & Dismemberment
Group Life	302.2	293.6
Accidental Death & Dismemberment	30.9	28.3
Supplemental and Voluntary
Individual Disability - Recently Issued	120.1	118.4
Voluntary Benefits	162.8	158.5
	1,139.7	1,112.0
Unum UK
Group Long-term Disability	97.9	101.9
Group Life	31.0	52.7
Supplemental and Voluntary	14.9	16.1
	143.8	170.7
Colonial Life
Accident, Sickness, and Disability	184.8	180.2
Life	54.8	51.7
Cancer and Critical Illness	67.5	64.4
	307.1	296.3
Closed Block
Individual Disability	181.8	187.2
Long-term Care	158.8	155.2
All Other	(0.3)	0.5
	340.3	342.9
Total	$1,930.9	$1,921.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 7 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2013

Premium Income	$1,139.7	$143.8	$307.1	$340.3	$—	$1,930.9
Net Investment Income	235.7	30.8	39.7	313.1	1.8	621.1
Other Income	36.7	0.1	—	24.1	1.6	62.5
Operating Revenue	$1,412.1	$174.7	$346.8	$677.5	$3.4	$2,614.5

Operating Income (Loss)	$208.1	$31.3	$75.4	$27.3	$(33.7)	$308.4

Three Months Ended March 31, 2012

Premium Income	$1,112.0	$170.7	$296.3	$342.9	$—	$1,921.9
Net Investment Income	238.6	36.5	35.6	301.6	7.2	619.5
Other Income	31.1	0.1	0.1	25.9	0.3	57.5
Operating Revenue	$1,381.7	$207.3	$332.0	$670.4	$7.5	$2,598.9

Operating Income (Loss)	$205.9	$38.8	$69.7	$15.4	$(20.6)	$309.2

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars)
Operating Revenue by Segment	$2,614.5	$2,598.9
Net Realized Investment Gain	10.3	12.4
Total Revenue	$2,624.8	$2,611.3

Operating Income by Segment	$308.4	$309.2
Net Realized Investment Gain	10.3	12.4
Non-operating Retirement-related Loss	(14.9)	(11.6)
Income Tax	(91.2)	(96.1)
Net Income	$212.6	$213.9

Assets by segment are as follows:

	March 31	December 31
	2013	2012
	(in millions of dollars)
Unum US	$19,097.5	$19,391.2
Unum UK	3,664.8	3,975.8
Colonial Life	3,438.8	3,434.9
Closed Block	32,885.5	33,069.2
Corporate	2,524.8	2,365.0
Total	$61,611.4	$62,236.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 8 - Pensions and Other Postretirement Benefits

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and other postretirement benefit (OPEB) plans for our employees are as follows:

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Service Cost	$14.9	$12.2	$1.1	$1.2	$0.2	$0.4
Interest Cost	21.9	21.1	2.1	2.1	2.0	2.4
Expected Return on Plan Assets	(25.5)	(22.2)	(3.0)	(2.7)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	14.6	11.5	0.3	0.1	—	—
Prior Service Credit	—	(0.1)	—	—	(1.2)	(0.6)
Total	$25.9	$22.5	$0.5	$0.7	$0.8	$2.0

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2013, and no voluntary contributions were made to the U.S. qualified defined benefit plan during the three months ended March 31, 2013. For our U.K. operation, which maintains a separate defined benefit plan, we made required contributions of $1.0 million, or approximately £0.6 million, during the three months ended March 31, 2013.

Note 9 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2013	2012
	(in millions of dollars, except share data)
Numerator
Net Income	$212.6	$213.9

Denominator (000s)
Weighted Average Common Shares - Basic	269,361.1	290,429.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	993.3	854.5
Weighted Average Common Shares - Assuming Dilution	270,354.4	291,284.0

Net Income Per Common Share
Basic	$0.79	$0.74
Assuming Dilution	$0.79	$0.73

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 0.4 million and 2.2 million shares of common stock for the three month periods ended March 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

In July 2012 and February 2011, our board of directors authorized the repurchase of up to $750.0 million and $1.0 billion, respectively, of Unum Group's common stock. At December 31, 2012, no amounts were remaining for the purchase of shares under the February 2011 repurchase program. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $454.9 million at March 31, 2013.

For the three month periods ended March 31, 2013 and 2012 and for the year ended December 31, 2012, we repurchased 3.7 million, 7.5 million, and 23.6 million shares, respectively. Common stock repurchases are classified as treasury stock and accounted for using the cost method.

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 10 - Commitments and Contingent Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

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
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of the Employee Retirement Income Security Act (ERISA) employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and each of the parties sought leave for an early appeal on the issues raised by the District Court's rulings, but the First Circuit decided not to hear the appeal at this time. Therefore, the parties are required to wait until the proceedings in the District Court have concluded for further resolution of those issues. The First Circuit did not rule on or discuss the merits of the case. The case is proceeding in the District Court where notice to class members and discovery on the issue of damages have been completed. In February 2013, we filed a motion requesting the court reconsider its prior summary judgment ruling as well as a motion challenging the admissibility of the testimony of plaintiffs' expert witness. On April 10, 2013, the court denied our motion for reconsideration and reserved its ruling regarding the admissibility of testimony from plaintiffs' expert witness. The case has been placed on a trial list for June 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints allege violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints seek to examine company records and assess penalties and costs in an undetermined amount. On April 1, 2013, we filed motions to dismiss both complaints.

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

Note 11 - Debt

Short-term debt at March 31, 2013 consisted entirely of securities lending transactions.

During the three months ended March 31, 2013, we made principal payments of $15.0 million on our senior secured notes issued by Northwind Holdings, LLC.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured notes issued by Tailwind Holdings, LLC, resulting in a before-tax gain of $4.0 million.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unum Group and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended not presented herein and we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2010-26, "Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts," in our report dated February 22, 2013.

 /s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
May 2, 2013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are the largest provider of disability insurance products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including employer- and employee-paid group benefits, life insurance, and other related services.

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

We have established a corporate culture consistent with the social value our products provide. We are committed not only to meeting the needs of our customers who depend on us, but also to operating with integrity and being accountable for our actions. Our sound and consistent business practices, strong internal compliance program, and comprehensive risk management strategy enable us to operate efficiently as well as to identify and address potential areas of risk in our business. We have also applied these same values to our social responsibility efforts. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities.

We are an industry leader, and we believe we are well positioned in our sector with solid long-term growth prospects. Given the nature of our business, however, we are sensitive to economic and financial market movements, including interest rates, consumer confidence, and employment levels. Our business outlook, which recognizes both the challenges of the current economic environment as well as the mitigating impact of risk-reducing actions we have taken in recent years, is consistent with our risk appetite. Although the occurrence of one or more of the risk factors discussed in our 2012 annual report on Form 10-K may cause our results to differ materially from our outlook, our business plan has been tested against a variety of economic scenarios, and we believe we can continue to meet the challenges presented by the current economic environment. We remain cautious of the near-term outlook for employment levels and wages, both of which limit opportunities for premium growth, but we believe we are poised to profitably grow as employment trends improve.

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2012.

Executive Summary

Although we have confidence in our future, as we look to the remainder of 2013 we are maintaining a cautious view of the business environment given the continuing challenge of low interest rates and unfavorable economic conditions.  We intend to remain focused on profitable top line growth in select markets, continue our disciplined investment strategy, drive effectiveness in our operating performance, and generate consistent, sustainable capital available for deployment.  We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue as a market leader over the long term.

A discussion of our operating performance and capital management follows.

Operating Performance and Capital Management

For the first quarter of 2013, we reported net income of $212.6 million, or $0.79 per diluted common share, compared to net income of $213.9 million, or $0.73 per diluted common share, in the same period of 2012. After-tax operating income, which excludes realized gains or losses and non-operating retirement-related gains or losses, was $215.6 million, or $0.80 per diluted common share, in the first quarter of 2013 compared to $213.2 million, or $0.73 per diluted common share, in the same period of 2012. Total operating revenue by segment increased slightly in the first quarter of 2013 relative to the first quarter of 2012, with marginal growth in premium income and net investment income. Total operating income by segment for the first quarter of 2013 was generally flat with the first quarter of 2012, with lower income in our Unum UK and Corporate segments offsetting the growth we achieved in our Unum US, Colonial Life, and Closed Block segments. Although our total operating income by segment was generally flat in the first quarter of 2013, we reported year-over-year earnings per share growth due to our capital management strategy of returning capital to shareholders through repurchases of our common stock. See additional information in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," and "Segment Results" contained herein in this Item 2.

Our Unum US segment reported an increase in segment operating income of slightly over one percent in the first quarter of 2013 compared to the same period of 2012, with growth in premium income, favorable risk results, and continued favorable expense management. Although Unum US premium income increased 2.5 percent in the first quarter of 2013 compared to the same period of 2012, the ongoing high levels of unemployment and the competitive environment continue to pressure our premium income growth, including the growth which normally occurs due to salary growth and growth in the number of employees covered under existing policies. The benefit ratio for our Unum US segment for the first quarter of 2013 was 70.9 percent compared to 72.5 percent in the same period of 2012, with overall favorable risk results in all of our major lines of business within the segment. Unum US experienced higher amortization of deferred acquisition costs for the supplemental and voluntary lines due to less favorable persistency in certain products and issue years. Unum US sales increased 1.3 percent in the first quarter of 2013 compared to the same period of 2012, with growth in the supplementary and voluntary line and the group large case market segment partially offset by lower sales in the group core market segment. Premium persistency overall declined relative to the first quarter of 2012.

Our Unum UK segment reported a decrease in segment operating income of £4.5 million, or 18.2 percent, in the first quarter of 2013 relative to the same period of 2012, with less favorable operating income in both group long-term disability and group life. Premium income declined £15.8 million, or 14.5 percent, in the first quarter of 2013 relative to the same period of 2012, due mainly to reinsurance agreements entered into effective January 1, 2013 to cede a portion of our group life business to other insurance companies. The reinsurance agreements will significantly decrease premium income and benefit payments for group life during 2013 but are expected to reduce volatility in this line of business. The benefit ratio for Unum UK was 69.5 percent in the first quarter of 2013 compared to 72.4 percent in the same period of 2012, with improved risk results in group life and supplemental and voluntary, partially offset by less favorable group long-term disability risk results. Unum UK sales decreased £9.1 million, or 46.4 percent, in the first quarter of 2013 compared to the same period of 2012, with the most significant year over year decline occurring in group life as we continue to execute our plans to reprice and reposition our group life business for better margins and greater stability. Premium persistency declined, as expected, primarily as a result of rate increases.

Our Colonial Life segment reported an increase in segment operating income of 8.2 percent in the first quarter of 2013 compared to the same period of 2012, with higher operating revenue partially offset by less favorable risk results. Premium income grew 3.6 percent in the first quarter of 2013 compared to the same period of 2012. Also contributing to higher operating revenue in the first quarter of 2013 were higher bond call premiums and private equity partnership investment income, which can exhibit quarterly volatility. The benefit ratio for Colonial Life was slightly higher at 52.5 percent in the first quarter of 2013 compared to 52.1 percent in the same period of 2012. Colonial Life sales decreased 4.9 percent in the first quarter of 2013 compared to the same period of 2012, with decreases in the public sector and core commercial market segment sales partially offset by growth in large case commercial market segment sales. Persistency continues to be strong and was favorable for all product lines in the first quarter of 2013 relative to the same period of 2012.

Our Closed Block segment reported an increase in segment operating income of 77.3 percent in the first quarter of 2013 relative to the same period of 2012, with an increase in net investment income as well as favorable risk results in both the individual disability and long-term care lines of business.

Our investment portfolio continues to perform well, with slight growth in net investment income in the first quarter of 2013 compared to the same period of 2012. Our asset quality remains strong, with minimal realized investment losses from either sales or impairments and a net unrealized gain on our fixed maturity securities of $6.8 billion at March 31, 2013, compared to $7.2 billion at December 31, 2012.

We believe our capital and financial positions are strong. At March 31, 2013, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 396 percent, consistent with the level at December 31, 2012 and within our target range of 375 percent to 400 percent. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $652 million at March 31, 2013 compared to $805 million at December 31, 2012 due primarily to debt repayments and repurchases of our common stock.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2013.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012.

Accounting Developments

For information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2013	% Change	2012
Revenue
Premium Income	$1,930.9	0.5%	$1,921.9
Net Investment Income	621.1	0.3	619.5
Net Realized Investment Gain	10.3	(16.9)	12.4
Other Income	62.5	8.7	57.5
Total Revenue	2,624.8	0.5	2,611.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,648.5	(0.9)	1,662.9
Commissions	238.2	2.5	232.3
Interest and Debt Expense	37.1	4.5	35.5
Deferral of Acquisition Costs	(118.2)	0.7	(117.4)
Amortization of Deferred Acquisition Costs	123.8	24.5	99.4
Compensation Expense	197.6	(4.5)	206.9
Other Expenses	194.0	6.8	181.7
Total Benefits and Expenses	2,321.0	0.9	2,301.3

Income Before Income Tax	303.8	(2.0)	310.0
Income Tax	91.2	(5.1)	96.1

Net Income	$212.6	(0.6)	$213.9

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior periods. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.550 and 1.571 for the three months ended March 31, 2013 and 2012, respectively. If the first quarter of 2012 results for our U.K. operations had been translated at the lower exchange rate of the first quarter of 2013, our operating revenue and operating income by segment in the first quarter of 2012 would have been lower by approximately $2.9 million and $0.5 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the first quarter of 2013 grew less than one percent relative to the same period of 2012. Although we experienced premium growth of 2.5 percent in our Unum US segment and 3.6 percent in our Colonial Life segment, the growth in each of these segments is less than our long-term expectations, as we continue to experience pressure on premium growth in many of our product lines due to the economy, lack of employment growth, and the competitive pricing environment. Partially offsetting the growth in premium income in Unum US and Colonial Life is a decline of approximately $25 million in the first quarter of 2013 relative to the same period last year due to the reinsurance agreements we entered into effective January 1, 2013 to cede a portion of our Unum UK group life business. Premium income also continues to decline, as expected, in our Closed Block segment. Further discussion of our premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income was slightly higher in the first quarter of 2013 relative to the same period of 2012 due primarily to a higher level of invested assets, higher bond call premiums, and an increase in income from private equity partnership investments. These increases were partially offset by a decrease in yield on invested assets, lower prepayment income on mortgage backed securities, and lower income on our Unum UK inflation index-linked bonds.

We recognized net realized investment gains of $10.3 million and $12.4 million in the first quarter of 2013 and 2012, respectively. Included in these amounts is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains of $6.4 million and $12.3 million in the first quarter of 2013 and 2012, respectively. Impairment losses recognized during the first quarter of 2013 and 2012 were minimal.

The benefit ratio was 85.4 percent in the first quarter of 2013 compared to 86.5 percent in the same period of 2012. The year-over-year decrease in the first quarter of 2013 was primarily attributable to more favorable risk results for our Unum US, Unum UK, and Closed Block segments. Risk results in Colonial Life for the first quarter of 2013 were slightly elevated compared to the same period of 2012. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the first quarter of 2013 was higher than the same period of 2012 due primarily to the issuance of $250.0 million of debt in August 2012, offset partially by lower interest expense on our floating rate debt and the purchase and retirement of the debt held by Tailwind Holdings, LLC (Tailwind Holdings) in January 2013.

The deferral of acquisition costs in the first quarter of 2013 was generally consistent with the level of 2012. The amortization of acquisition costs in the first quarter of 2013 was higher than in the same period of 2012 due primarily to higher amortization in our Unum US supplemental and voluntary product line driven by unfavorable premium persistency relative to assumptions for certain issue years within certain of our product lines.

Although we continue to focus on operating effectiveness and expense management, compensation and other expenses, in aggregate, were slightly higher in the first quarter of 2013 compared to the same period of 2012. The increase was due primarily to an increase in our non-operating retirement-related loss, which is excluded from our operating results by segment, and less favorable expense accruals in our Corporate segment.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of realized investment gains or losses and non-operating retirement-related gains or losses as specified in the reconciliation below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and will increase or decrease over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2013	2012
Operating Revenue by Segment	$2,614.5	$2,598.9
Net Realized Investment Gain	10.3	12.4
Total Revenue	$2,624.8	$2,611.3

Operating Income by Segment	$308.4	$309.2
Net Realized Investment Gain	10.3	12.4
Non-operating Retirement-related Loss	(14.9)	(11.6)
Income Tax	(91.2)	(96.1)
Net Income	$212.6	$213.9

	Three Months Ended March 31
	2013		2012
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$215.6	$0.80	$213.2	$0.73
Non-operating Retirement-related Loss, Net of Tax	(9.7)	(0.04)	(7.6)	(0.03)
Net Realized Investment Gain, Net of Tax	6.7	0.03	8.3	0.03
Net Income	$212.6	$0.79	$213.9	$0.73

* Assuming Dilution
Consolidated Sales Results

Shown below are sales results for our three major business segments.

(in millions)
	Three Months Ended March 31
	2013	% Change	2012
Unum US	$197.5	1.3%	$194.9

Unum UK	£10.5	(46.4)	£19.6

Colonial Life	$67.6	(4.9)	$71.1

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
Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price changes and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.
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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income	$1,139.7	2.5%	$1,112.0
Net Investment Income	235.7	(1.2)	238.6
Other Income	36.7	18.0	31.1
Total	1,412.1	2.2	1,381.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	807.9	0.2	806.2
Commissions	135.9	5.1	129.3
Interest and Debt Expense	0.1	(66.7)	0.3
Deferral of Acquisition Costs	(64.0)	3.4	(61.9)
Amortization of Deferred Acquisition Costs	76.7	43.1	53.6
Other Expenses	247.4	(0.4)	248.3
Total	1,204.0	2.4	1,175.8

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$208.1	1.1	$205.9

Operating Ratios (% of Premium Income):
Benefit Ratio	70.9%		72.5%
Other Expense Ratio	21.7%		22.3%
Before-tax Operating Income Ratio	18.3%		18.5%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$392.7	(0.7)%	$395.5
Group Short-term Disability	131.0	11.3	117.7
Total Premium Income	523.7	2.0	513.2
Net Investment Income	141.5	(4.0)	147.4
Other Income	27.8	18.3	23.5
Total	693.0	1.3	684.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	441.4	1.3	435.7
Commissions	43.6	7.9	40.4
Interest and Debt Expense	0.1	(66.7)	0.3
Deferral of Acquisition Costs	(6.7)	9.8	(6.1)
Amortization of Deferred Acquisition Costs	5.2	23.8	4.2
Other Expenses	131.5	(2.5)	134.9
Total	615.1	0.9	609.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$77.9	4.3	$74.7

Operating Ratios (% of Premium Income):
Benefit Ratio	84.3%		84.9%
Other Expense Ratio	25.1%		26.3%
Before-tax Operating Income Ratio	14.9%		14.6%

Premium Persistency:
Group Long-term Disability	88.9%		91.7%
Group Short-term Disability	89.8%		90.5%

Case Persistency:
Group Long-term Disability	88.2%		87.8%
Group Short-term Disability	86.7%		86.6%

Premium income increased in the first quarter of 2013 compared to the same period of 2012, with growth from prior year sales and rate increases partially offset by a decline in premium persistency for both long-term and short-term disability as well as lower sales for long-term disability during the first quarter of 2013. As previously discussed, high unemployment levels and the competitive environment continue to pressure our premium income growth, including growth from existing customers. Net investment income declined in the first quarter of 2013 relative to the same period of 2012 due to a decrease in the level of invested assets and a decline in yield on invested assets. Other income for the first quarter of 2013 included fees from administrative services products of $20.8 million compared to $20.6 million in the same period of 2012. Also included in other income for the first quarter of 2013 is a gain of $4.0 million on the purchase and retirement in January 2013 of the debt issued by Tailwind Holdings.

The benefit ratio was favorable in the first quarter of 2013 compared to the same period of 2012 due to improved risk results in group short-term disability resulting from favorable claim incidence and claim prevalence rates, partially offset by a slightly higher average weekly indemnity. Group long-term disability risk results were less favorable in the first quarter of 2013 relative to the first quarter of 2012 due primarily to the decrease in the discount rate which we implemented during the third quarter of 2012 for new claim incurrals, partially offset by favorable claim recoveries. Claim incidence rates for group long-term disability were stable in the first quarter of 2013 relative to the same prior year period.

The deferral of acquisition costs was generally consistent quarter over quarter. The amortization of deferred acquisition costs was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to growth in the level of the deferred asset. The other expense ratio was lower in the first quarter of 2013 relative to the same period of 2012 due primarily to higher premium income and our continued focus on operating effectiveness and expense management relative to our premium income levels.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Group Life	$302.2	2.9%	$293.6
Accidental Death & Dismemberment	30.9	9.2	28.3
Total Premium Income	333.1	3.5	321.9
Net Investment Income	35.7	2.3	34.9
Other Income	0.5	—	0.5
Total	369.3	3.4	357.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	235.3	1.6	231.7
Commissions	28.4	8.4	26.2
Deferral of Acquisition Costs	(5.7)	11.8	(5.1)
Amortization of Deferred Acquisition Costs	4.1	20.6	3.4
Other Expenses	49.3	1.2	48.7
Total	311.4	2.1	304.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$57.9	10.5	$52.4

Operating Ratios (% of Premium Income):
Benefit Ratio	70.6%		72.0%
Other Expense Ratio	14.8%		15.1%
Before-tax Operating Income Ratio	17.4%		16.3%

Premium Persistency:
Group Life	88.9%		91.3%
Accidental Death & Dismemberment	89.9%		91.0%

Case Persistency:
Group Life	87.7%		87.3%
Accidental Death & Dismemberment	88.0%		87.4%

Premium income was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to sales growth, partially offset by a decline in premium persistency. Net investment income increased slightly in the first quarter of 2013 compared to the same period of 2012 due to an increase in the level of invested assets, partially offset by a decline in yield on invested assets and a decrease in the level of prepayment income on mortgage-backed securities.

The benefit ratio was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to a lower average claim size, partially offset by a higher claim incidence rate. Commissions and the deferral of acquisition costs were higher in the first quarter of 2013 compared to the same period of 2012 due primarily to higher sales. The amortization of deferred acquisition costs was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to growth in the level of the deferred asset. The other expense ratio was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to higher premium income and our continued focus on operating effectiveness and expense management relative to our premium income levels.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$120.1	1.4%	$118.4
Voluntary Benefits	162.8	2.7	158.5
Total Premium Income	282.9	2.2	276.9
Net Investment Income	58.5	3.9	56.3
Other Income	8.4	18.3	7.1
Total	349.8	2.8	340.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	131.2	(5.5)	138.8
Commissions	63.9	1.9	62.7
Deferral of Acquisition Costs	(51.6)	1.8	(50.7)
Amortization of Deferred Acquisition Costs	67.4	46.5	46.0
Other Expenses	66.6	2.9	64.7
Total	277.5	6.1	261.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$72.3	(8.2)	$78.8

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	46.2%		51.6%
Voluntary Benefits	46.5%		49.0%
Other Expense Ratio	23.5%		23.4%
Before-tax Operating Income Ratio	25.6%		28.5%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	25.2%		30.3%

Premium Persistency:
Individual Disability - Recently Issued	90.6%		90.3%
Voluntary Benefits	77.2%		79.9%

Premium income was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to continued sales growth for our individual disability and voluntary benefits products as well as stable premium persistency in the individual disability - recently issued product line. Premium persistency in the voluntary benefits product line declined relative to the prior year first quarter due to a high level of policy terminations in the first quarter of 2013. Net investment income was higher in the first quarter of 2013 compared to the same period of 2012 due to an increase in the level of invested assets and an increase in bond call premiums, partially offset by a decline in yield on invested assets and a decrease in the level of prepayment income on mortgage-backed securities.

The interest adjusted loss ratio for the individual disability - recently issued line of business was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to the release of active life reserves related to the termination of a large inforce policy. Claim experience for the individual disability - recently issued product line during the first quarter of 2013 was stable and consistent with historical levels. The benefit ratio for voluntary benefits was lower in the first quarter of 2013 compared to the same period of 2012 driven by the release of active life reserves associated with policy terminations during the first quarter of 2013.

Commissions and the deferral of acquisition costs were slightly higher in the first quarter of 2013 compared to the same period of 2012 due to a higher level of sales. The amortization of deferred acquisition costs was higher in the first quarter of 2013 compared to the same period of 2012 due to unfavorable policy terminations relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in the first quarter of 2013 was generally consistent with the first quarter of 2012 due to our continued focus on operating effectiveness and expense management relative to our premium income levels.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2013	% Change	2012
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$31.1	(13.1)%	$35.8
Group Short-term Disability	15.8	17.9	13.4
Group Life	33.7	2.1	33.0
AD&D	3.1	6.9	2.9
Subtotal	83.7	(1.6)	85.1
Supplemental and Voluntary
Individual Disability - Recently Issued	15.2	2.0	14.9
Voluntary Benefits	98.6	3.9	94.9
Subtotal	113.8	3.6	109.8
Total Sales	$197.5	1.3	$194.9

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$51.5	(11.8)%	$58.4
Large Case Market	32.2	20.6	26.7
Subtotal	83.7	(1.6)	85.1
Supplemental and Voluntary	113.8	3.6	109.8
Total Sales	$197.5	1.3	$194.9

Unum US sales were slightly higher in the first quarter of 2013 compared to the same period of 2012, with growth in each of our product lines other than group long-term disability. By market sector, sales in our group core market segment were lower in the first quarter of 2013 relative to the same period of 2012, with declines in each of the product lines within this market segment other than short-term disability. The number of new accounts added in our group core market segment during the first quarter of 2013 was approximately 23 percent lower than the number of new accounts added during the same period of 2012. The decrease in core market sales and the number of new accounts was in part due to fewer sales opportunities in the small and mid-size employer market segment during the first quarter of 2013, which we believe may be temporarily attributable to employers' focus on the implementation of healthcare reform.

We continued our disciplined and opportunistic approach to sales growth in the large case market during the first quarter of 2013, and although the level of sales in this market segment was higher than in the same period of 2012, our new business pricing was within our guidelines. The increased sales in our group large case market segment were driven primarily by growth in sales to existing customers in the group short-term disability and group life and accidental death and dismemberment product lines. Our sales mix in the first quarter of 2013 was approximately 62 percent core market and 38 percent large case market.

Sales of voluntary benefits were higher in the first quarter of 2013 compared to the same period of 2012 with increases in both core and large case sales. The growth was driven more by sales to new customers rather than to existing customer accounts, although the number of new accounts added in the voluntary benefits product line was 7 percent lower in the first quarter of 2013 than the number of new accounts added during the same period of 2012. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were higher in the first quarter of 2013 compared to the same period of 2012, driven by growth in sales to new customers.

We believe that the group core market and voluntary benefits market, which combined together are approximately 76 percent of our Unum US sales for the first quarter of 2013 and declined approximately 2 percent relative to the same period of 2012, represent significant growth opportunities. We will also continue to seek disciplined and opportunistic growth in the group large case and individual disability markets.  While in the short term we expect economic trends and our premium rate increases for certain of our group products to continue to pressure our sales growth, we believe we are well positioned to expand existing relationships and leverage our brand and market leadership.
Segment Outlook

We believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the ongoing high levels of unemployment and the competitive environment. Although we expect to continue to achieve marginal year-over-year growth in our premium income during 2013 and beyond, opportunities for further premium and sales growth are not expected to re-emerge until the economy improves and employment growth accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond calls and other types of miscellaneous net investment income. The current interest rate environment is putting near-term pressure on our profit margins by impacting net investment income and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with the price increases throughout 2013. We anticipate that the benefit ratio for our group disability product line for 2013 will generally be consistent with the level of 2012, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift and expense efficiencies as our claims performance gradually flattens. The amortization of deferred acquisition costs may continue to be unfavorably impacted, particularly in our voluntary benefits product line, by policy terminations.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$97.9	(3.9)%	$101.9
Group Life	31.0	(41.2)	52.7
Supplemental and Voluntary	14.9	(7.5)	16.1
Total Premium Income	143.8	(15.8)	170.7
Net Investment Income	30.8	(15.6)	36.5
Other Income	0.1	—	0.1
Total	174.7	(15.7)	207.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.0	(19.1)	123.6
Commissions	10.3	(2.8)	10.6
Deferral of Acquisition Costs	(2.3)	(36.1)	(3.6)
Amortization of Deferred Acquisition Costs	4.1	5.1	3.9
Other Expenses	31.3	(7.9)	34.0
Total	143.4	(14.9)	168.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$31.3	(19.3)	$38.8

Operating Ratios (% of Premium Income):
Benefit Ratio	69.5%		72.4%
Other Expense Ratio	21.8%		19.9%
Before-tax Operating Income Ratio	21.8%		22.7%

Premium Persistency:
Group Long-term Disability	80.4%		86.0%
Group Life	83.5%		84.7%
Supplemental and Voluntary	85.8%		86.7%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred during the first quarter of 2013 compared to the same period of 2012, translating pounds into dollars decreases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	£63.1	(2.6)%	£64.8
Group Life	20.0	(40.3)	33.5
Supplemental and Voluntary	9.7	(5.8)	10.3
Total Premium Income	92.8	(14.5)	108.6
Net Investment Income	19.8	(15.0)	23.3
Total	112.6	(14.6)	131.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	64.5	(17.9)	78.6
Commissions	6.6	(1.5)	6.7
Deferral of Acquisition Costs	(1.5)	(34.8)	(2.3)
Amortization of Deferred Acquisition Costs	2.7	8.0	2.5
Other Expenses	20.1	(7.4)	21.7
Total	92.4	(13.8)	107.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£20.2	(18.2)	£24.7

Weighted Average Pound/Dollar Exchange Rate	1.550		1.571

Premium income was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to reinsurance agreements we entered into effective January 1, 2013 to cede a portion of our group life business. The reinsurance agreements will significantly decrease premium income and benefit payments for group life during 2013 but are expected to reduce volatility in this line of business. Premium growth in the first quarter of 2013 was also unfavorably impacted by continued pressure on premium persistency resulting from the initiation of premium rate increases, partially offset by an increase in premium income as a result of rate increases in existing customer accounts.

Net investment income declined in the first quarter of 2013 compared to the same period of 2012 due primarily to a decrease in invested asset yields, and a decrease in the level of invested assets, and lower income on inflation index-linked bonds. We invest in inflation index-linked bonds to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

The benefit ratio was lower in the first quarter of 2013 compared to the same period of 2012 due to favorable risk results in both the group life and supplemental and voluntary lines of business. Group life risk results were favorable in the first quarter of 2013 compared to the same period of 2012 due to lower claim volumes. Benefits and change in reserves for future benefits for the group life line of business also declined in the first quarter of 2013 compared to the same period last year due to the reinsurance agreements. Supplemental and voluntary risk results were favorable in the first quarter of 2013 compared to the same period of 2012 due to lower claim incidence rates in the group critical illness and individual disability products. Group long-term disability risk results were less favorable in the first quarter of 2013 compared to the same period of 2012 due primarily to higher paid claims and reserve increases.

The deferral of acquisition costs was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to a lower level of sales. The amortization of deferred acquisition costs was generally consistent with the prior year. The other expense ratio was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to lower premium income, partially offset by continued expense management initiatives.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended March 31
	2013	% Change	2012
Sales by Product
Group Long-term Disability	$10.9	(2.7)%	$11.2
Group Life	4.5	(75.0)	18.0
Supplemental and Voluntary	1.0	(37.5)	1.6
Total Sales	$16.4	(46.8)	$30.8

Sales by Market Sector
Group Disability and Group Life
Core Market (< 500 lives)	$8.5	(15.8)	$10.1
Large Case Market	6.9	(63.9)	19.1
Subtotal	15.4	(47.3)	29.2
Supplemental and Voluntary	1.0	(37.5)	1.6
Total Sales	$16.4	(46.8)	$30.8

Sales by Product
Group Long-term Disability	£7.0	(1.4)%	£7.1
Group Life	2.9	(74.8)	11.5
Supplemental and Voluntary	0.6	(40.0)	1.0
Total Sales	£10.5	(46.4)	£19.6

Sales by Market Sector
Group Disability and Group Life
Core Market (< 500 lives)	£5.5	(14.1)	£6.4
Large Case Market	4.4	(63.9)	12.2
Subtotal	9.9	(46.8)	18.6
Supplemental and Voluntary	0.6	(40.0)	1.0
Total Sales	£10.5	(46.4)	£19.6

Sales in Unum UK's group long-term disability product line during the first quarter of 2013 were generally consistent with the level of sales in the first quarter of 2012 in both the core and large case market segments. Group life sales were lower in the first quarter of 2013 compared to the same period of 2012 in all market segments. Group life sales also declined relative to last year's first quarter due to our discontinuance of new sales of certain of our group life product lines during the third quarter of 2012. Supplemental and voluntary sales were lower in the first quarter of 2013 compared to the same period of 2012 due primarily to lower sales in our individual disability product line. We define the core market segment for Unum UK to be employee groups with fewer than 500 lives.

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

In our group life business, we continue to implement rate increases, and we discontinued offering new business for certain group life product lines in 2012. We expect group life premium income to decline in the near term as a result of these actions as well as a shift in business mix, but we believe profit margins will improve. As previously noted, we entered into reinsurance agreements effective January 1, 2013 to cede a portion of our group life business. These reinsurance agreements will significantly decrease premium income and benefit payments throughout 2013 but are expected to reduce volatility in our group life line of business.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$184.8	2.6%	$180.2
Life	54.8	6.0	51.7
Cancer and Critical Illness	67.5	4.8	64.4
Total Premium Income	307.1	3.6	296.3
Net Investment Income	39.7	11.5	35.6
Other Income	—	(100.0)	0.1
Total	346.8	4.5	332.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	161.3	4.5	154.4
Commissions	64.0	0.2	63.9
Deferral of Acquisition Costs	(51.9)	—	(51.9)
Amortization of Deferred Acquisition Costs	43.0	2.6	41.9
Other Expenses	55.0	1.9	54.0
Total	271.4	3.5	262.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$75.4	8.2	$69.7

Operating Ratios (% of Premium Income):
Benefit Ratio	52.5%		52.1%
Other Expense Ratio	17.9%		18.2%
Before-tax Operating Income Ratio	24.6%		23.5%

Persistency:
Accident, Sickness, and Disability	75.8%		74.1%
Life	85.5%		84.9%
Cancer and Critical Illness	84.1%		83.6%

Premium income increased in the first quarter of 2013 relative to the same period of 2012 due primarily to continued strong persistency. Net investment income was higher in the first quarter of 2013 compared to the same period of 2012 primarily due to an increase in income from bond call premiums and private equity partnership investments, as well as continued growth in the level of invested assets.

The benefit ratio was slightly higher in the first quarter of 2013 compared to the same period of 2012, with less favorable claim experience in both the cancer and disability product lines mostly offset by improved risk experience in our life line of business.

In the first quarter of 2013, commissions and the deferral and amortization of acquisition costs were generally consistent with the same period of 2012. The other expense ratio was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to higher premium income and a continued focus on expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2013	% Change	2012
Sales by Product
Accident, Sickness, and Disability	$43.9	(5.6)%	$46.5
Life	13.5	(2.2)	13.8
Cancer and Critical Illness	10.2	(5.6)	10.8
Total Sales	$67.6	(4.9)	$71.1

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$50.8	(3.8)%	$52.8
Large Case Market	5.7	5.6	5.4
Subtotal	56.5	(2.9)	58.2
Public Sector	11.1	(14.0)	12.9
Total Sales	$67.6	(4.9)	$71.1

Colonial Life's sales were lower in the first quarter of 2013 relative to the same period of 2012, with decreases in both new and existing account sales. Commercial market sales declined in the first quarter of 2013 compared to the same period of 2012, driven by a decline in sales in our core commercial market sector, which we define as accounts with fewer than 1,000 lives. Large case commercial market sector sales increased relative to the prior year first quarter. Total public sector market sales declined in the first quarter of 2013 compared to the first quarter of 2012. The number of new accounts decreased almost 17 percent in the first quarter of 2013 compared to the same period of 2012, while the average new case size was approximately 12 percent higher.
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

Premium growth has remained positive during the first quarter of 2013, due in part to strong persistency, and we expect our sales momentum to improve during the remainder of 2013. We expect volatility in net investment income to continue in 2013 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We believe that strong profit margins will continue, and we expect our overall benefit ratio in 2013 to be generally consistent with the 2012 level.

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

Closed Block Segment

The Closed Block segment consists of individual disability, group and individual long-term care, and certain other insurance products no longer actively marketed. The individual disability line of business in this segment generally consists of policies we sold prior to the mid 1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering group long-term care in 2012 and individual long-term care in 2009. Other insurance products include individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability	$181.8	(2.9)%	$187.2
Long-term Care	158.8	2.3	155.2
All Other	(0.3)	N.M.	0.5
Total Premium Income	340.3	(0.8)	342.9
Net Investment Income	313.1	3.8	301.6
Other Income	24.1	(6.9)	25.9
Total	677.5	1.1	670.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	579.3	0.1	578.7
Commissions	28.0	(1.8)	28.5
Interest and Debt Expense	2.2	(18.5)	2.7
Other Expenses	40.7	(9.8)	45.1
Total	650.2	(0.7)	655.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$27.3	77.3	$15.4

Interest Adjusted Loss Ratios:
Individual Disability	81.5%		83.1%
Long-term Care	89.5%		91.2%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.0%		13.2%
Before-tax Operating Income Ratio	8.0%		4.5%

Premium Persistency:
Individual Disability	92.5%		92.9%
Long-term Care	95.5%		95.9%

Total premium income decreased slightly in the first quarter of 2013 compared to the same period of 2012, with lower individual disability premium income mostly offset by higher long-term care premium income. The decrease in individual disability premium income was due to the run-off of this closed line of business, driven by expected policy terminations and maturities. The increase in long-term care premium income was due to issuances of group long-term care certificates on inforce cases and the implementation of rate increases on certain of our long-term care policies.

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

Net investment income was higher in the first quarter of 2013 compared to the same period of 2012 due to higher asset levels, partially offset by a decrease in income from bond calls. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the first quarter of 2013 compared to the same period of 2012 due to lower investment income in the portfolios held by the ceding companies.

Individual disability risk results for the first quarter of 2013 were favorable compared to the same period of 2012 due to lower submitted claims. Long-term care risk results were favorable in the first quarter of 2013 compared to the same period of 2012 due to a lower level of paid claims as a result of favorable recoveries and mortality.

Interest and debt expense in the first quarter of 2013 was lower than the same period of 2012 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings). The other expense ratio was lower in the first quarter of 2013 compared to the same period of 2012 due primarily to a decrease in selling and underwriting costs due to our discontinuance of the sale of group long-term care in 2012 and our continued focus on operating effectiveness and expense management.

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

We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates to continue to be issued where we are required to do so under the terms of existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility, particularly in the near-term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2013	% Change	2012
Operating Revenue
Net Investment Income	$1.8	(75.0)%	$7.2
Other Income	1.6	N.M.	0.3
Total	3.4	(54.7)	7.5

Expenses
Interest and Debt Expense	34.8	7.1	32.5
Other Expenses	2.3	N.M.	(4.4)
Total	37.1	32.0	28.1

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(33.7)	(63.6)	$(20.6)

N.M. = not a meaningful percentage

Net investment income was lower in the first quarter of 2013 compared to the same period of 2012 due to a decrease in investment income attributable to tax credit partnerships, lower short-term interest rates, and a decrease in yield on assets, partially offset by higher bond call premiums. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and debt expense was higher in the first quarter of 2013 compared to the same period of 2012 due primarily to the issuance of $250.0 million senior notes in August 2012, partially offset by a lower rate of interest on floating rate debt. Other expenses were higher in the first quarter of 2013 compared to the same period of 2012 due primarily to less favorable expense accruals.
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

For information on our valuation of investments and our formal investment policy, including our overall quality and diversification objectives, see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012.
Investment Results

Net investment income was higher in the first quarter of 2013 relative to the same period of 2012 due primarily to a higher level of invested assets, higher bond call premiums, and an increase in income from private equity partnership investments. These increases were partially offset by a decrease in yield on invested assets, lower prepayment income on mortgage backed securities, and lower income on our Unum UK inflation index-linked bonds.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.41 percent as of March 31, 2013, compared to a yield of 6.47 percent as of December 31, 2012. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios.  To assess the impact of a duration mismatch which may occur under the different interest rate scenarios, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rates embedded in the reserves.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended March 31
	2013	2012
Fixed Maturity Securities
Gross Gains on Sales	$6.6	$5.9
Gross Losses on Sales	(5.5)	(5.0)
Other-Than-Temporary Impairment Loss	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.6	—
Impairment Loss	(1.0)	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	6.4	12.3
Other Derivatives	(0.3)	—
Foreign Currency Transactions	(2.7)	(0.3)
Net Realized Investment Gain	$10.3	$12.4

We had no individual realized investment losses of $10.0 million or greater from either other-than-temporary impairments or the sale of fixed-maturity securities during the first quarter of 2013 or 2012.

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

The change in fair value of this embedded derivative recognized as a realized gain during the first quarter of 2013 and 2012 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(77.5) million at March 31, 2013, compared to $(83.9) million at December 31, 2012, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:
Fixed Maturity Securities - By Industry Classification
As of March 31, 2013

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,597.1	$291.4	$190.1	$9.7	$2,407.0	$301.1
Capital Goods	3,900.6	535.1	184.7	2.6	3,715.9	537.7
Communications	2,981.2	493.6	133.5	4.4	2,847.7	498.0
Consumer Cyclical	1,204.5	169.6	49.6	0.2	1,154.9	169.8
Consumer Non-Cyclical	5,938.1	916.5	227.9	3.8	5,710.2	920.3
Energy (Oil & Gas)	3,894.9	681.6	93.0	2.0	3,801.9	683.6
Financial Institutions	3,550.1	401.0	124.9	3.5	3,425.2	404.5
Mortgage/Asset-Backed	2,042.2	275.1	6.3	0.5	2,035.9	275.6
Sovereigns	1,457.8	260.5	—	—	1,457.8	260.5
Technology	1,118.6	136.5	163.5	2.8	955.1	139.3
Transportation	1,434.0	253.4	—	—	1,434.0	253.4
U.S. Government Agencies and Municipalities	3,188.9	610.8	142.5	6.9	3,046.4	617.7
Public Utilities	11,089.2	1,772.5	281.8	9.9	10,807.4	1,782.4
Redeemable Preferred Stocks	39.3	6.3	—	—	39.3	6.3
Total	$44,436.5	$6,803.9	$1,597.8	$46.3	$42,838.7	$6,850.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2013 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2013. We held no securities at March 31, 2013 with a gross unrealized loss of $10.0 million or greater.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$9.7	$3.9	$0.7	$11.2	$15.6
> 90 <= 180 days	6.3	0.4	0.4	4.1	7.1
> 180 <= 270 days	0.4	0.4	0.9	0.7	9.6
> 270 days <= 1 year	0.1	0.3	—	7.8	2.2
> 1 year <= 2 years	0.5	0.2	9.3	31.9	19.3
> 2 years <= 3 years	3.3	5.9	8.9	0.2	0.2
> 3 years	7.5	12.3	17.8	28.8	34.0
Total	$27.8	$23.4	$38.0	$84.7	$88.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.0	$0.3	$4.1	$7.6	$4.8
> 90 <= 180 days	0.4	1.4	3.9	6.2	9.5
> 180 <= 270 days	0.6	2.6	5.4	4.4	7.9
> 270 days <= 1 year	0.3	2.5	3.9	3.0	6.5
> 1 year <= 2 years	4.9	6.8	4.5	17.8	15.7
> 2 years <= 3 years	1.0	6.2	9.4	8.2	—
> 3 years	8.0	12.5	20.7	35.6	24.6
Sub-total	18.2	32.3	51.9	82.8	69.0

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	0.3	0.3	1.1	0.3	0.4

Total	$18.5	$32.6	$53.0	$83.1	$69.4

At March 31, 2013, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At March 31, 2013, we held $211.6 million fair value ($200.1 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At March 31, 2013, our mortgage/asset-backed securities had an average life of 3.93 years, effective duration of 3.56 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2013, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $2,957.5 million and $3,141.4 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

European Fixed Maturity Securities Exposure - By Country
As of March 31, 2013

(in millions of dollars)
	Fair Value	Amortized Cost
Greece	$54.4	$50.1
Ireland	86.2	81.9
Italy	237.5	230.6
Portugal	48.3	45.6
Spain	241.1	220.9
Total	$667.5	$629.1

We have no unfunded commitments to issuers domiciled in these countries. Further discussion on our exposure to each country is as follows:
Greece
We have no direct exposure to Greek financial institutions.  Our singular holding domiciled in Greece is a geographically diversified company, generates less than 10 percent of its revenue from Greece, and was rated investment-grade as of March 31, 2013. The company aggregates cash and manages its debt payments outside the country in which it is domiciled, which we believe enables the company to place low reliance on the banking system of Greece. The company intends to change its domicile to Switzerland, pending required shareholder approval. As of March 31, 2013, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of March 31, 2013, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2013.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given its political and recessionary pressures. As of March 31, 2013, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2013.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may be required. As of March 31, 2013, our singular holding domiciled in Portugal is a geographically diversified utility company that was downgraded to below-investment-grade during the first quarter of 2012. As of March 31, 2013, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.

Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of a certain United Kingdom subsidiary of a Spanish financial institution. We believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, recessionary pressures, and potential regional secession issues. All but one of our Spanish domiciled securities were rated investment-grade as of March 31, 2013, and all were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments as of March 31, 2013.

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

Mortgage Loans

Our mortgage loan portfolio was $1,730.4 million and $1,712.7 million on an amortized cost basis at March 31, 2013 and December 31, 2012, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at March 31, 2013 and December 31, 2012 which were considered impaired and were carried at the estimated net realizable value of $17.4 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, currency, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $8.5 million at March 31, 2013. We held no cash collateral from our counterparties at March 31, 2013. The carrying value of cash and fixed maturity securities posted as collateral to our counterparties was $1.8 million and $92.4 million, respectively, at March 31, 2013. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $62.8 million and $63.3 million on a fair value basis at March 31, 2013 and December 31, 2012, respectively.
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

We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We made no voluntary contribution to our U.S. qualified defined benefit plan during the first quarter of 2013, but we expect to make contributions of approximately $50.0 million during the remainder of 2013. We have estimated our future funding requirements under the Pension Protection Act of 2006 and do not believe that the funding requirements will cause a material adverse effect on our liquidity.

We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £0.6 million during the first quarter of 2013, and we expect to make additional required contributions of approximately £2.0 million during the remainder of 2013.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured notes issued by Tailwind Holdings, resulting in a before-tax gain of $4.0 million.

In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $454.9 million at March 31, 2013. During the first quarter of 2013, we repurchased 3.7 million shares at a cost of $95.1 million, including commissions.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $652 million and $805 million at March 31, 2013 and December 31, 2012, respectively. The March 31, 2013 balance, of which $181 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.5 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $265.1 million for the first quarter of 2013, compared to $329.3 million in the same period of 2012. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash provided by investing activities was $184.1 million for the first quarter of 2013, compared to net cash used by investing activities of $181.8 million in the same period of 2012.

Proceeds from sales of available-for-sale securities increased in the first quarter of 2013 compared to the same period in 2012 due to the sale of certain securities that no longer met our investment objectives. Proceeds from maturities of available-for-sale securities were lower in the first quarter of 2013 compared to the same period in 2012 primarily due to a decrease in proceeds from bond calls and scheduled maturities, partially offset by an increase in prepayments on mortgage-backed securities.

Proceeds from sales and maturities of other investments were higher in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in distributions received from our private equity partnerships, partially offset by a decrease in proceeds received from derivatives used in our cash flow hedging programs.

Purchases of available-for-sale securities were lower in the first quarter of 2013 compared to the same period in 2012. As previously noted, funds available for reinvestment decreased during the first quarter of 2013 due to the overall decrease in proceeds from fixed maturity securities disposals. Additionally, there were fewer available fixed maturity securities in which to invest that currently meet our investment objectives.

Purchases of other investments decreased in the first quarter of 2013 compared to the same period in 2012 due primarily to a decrease in funding of tax credit partnerships, partially offset by an increase in funding of mortgage loans.

Net sales of short-term investments increased in the first quarter of 2013 compared to the same period in 2012 due to a significant amount of collateral returned to our counterparties associated with our securities lending program.
Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $424.5 million in the first quarter of 2013, compared to $161.6 million in the same period of 2012.

The balance outstanding under our securities lending program decreased by $219.5 million in the first quarter of 2013 and increased by $59.9 million in the first quarter of 2012.

During the first quarter of 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million. During the first quarter of 2012, Tailwind Holdings made principal payments of $2.5 million on these notes.

During each of the first quarters of 2013 and 2012, Northwind Holdings made principal payments of $15.0 million on its floating rate, senior secured non-recourse notes.

During the first quarter of 2013 and 2012, we repurchased 3.7 million and 7.5 million shares of Unum Group's common stock at costs of $95.1 million and $175.2 million, respectively. Approximately $3.9 million of the amount repurchased during 2012 was settled in January 2013.

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

Northwind Holdings' ability to meet its debt payment obligations is dependent upon the receipt of dividends from Northwind Reinsurance Company (Northwind Re). The ability of Northwind Re and Tailwind Reinsurance Company (Tailwind Re) to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re and Tailwind Re.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and Financial Services Authority (FSA) capital adequacy requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level above capital adequacy requirements. Effective April 1, 2013, the United Kingdom government abolished the FSA. Capital adequacy requirements and minimum solvency margins for companies domiciled in the United Kingdom will be governed by the Prudential Regulation Authority (PRA). We do not anticipate that requirements under the PRA will differ materially from those under the FSA and expect Unum Limited to operate above PRA capital adequacy requirements and minimum solvency margins.
Debt

At March 31, 2013, we had short-term debt of $236.3 million, consisting entirely of securities lending agreements, and long-term debt of $2,673.9 million, consisting primarily of senior secured notes and junior subordinated debt securities.

We monitor our compliance with our debt covenants.  There are no significant financial covenants associated with any of our outstanding debt obligations.  We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants.

See "Debt" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012 for further discussion.
Commitments

At March 31, 2013, we had legally binding unfunded commitments of $75.7 million and $3.7 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $153.0 million to fund certain investments in private placement fixed maturity securities, $107.8 million to fund certain private equity partnerships, and $48.2 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. During the first three months of 2013, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted herein.

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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $236.3 million of securities lending agreements outstanding which were collateralized by cash at March 31, 2013 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2013 was $168.0 million, and the maximum amount outstanding at any month end was $236.3 million. In addition, at March 31, 2013, we had $6.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2013 was $6.0 million, and the maximum amount outstanding at any month end was $6.5 million.

We had no repurchase agreements outstanding at March 31, 2013, nor did we utilize any repurchase agreements during the first quarter of 2013. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

On January 30, 2013, AM Best affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On February 11, 2013, Fitch affirmed its A rating of Unum Group's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during 2013 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2012 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2012. During the first three months of 2013, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2013	—	$—	—	$549,950,403
February 1 - February 28, 2013	1,737,007	24.13	1,737,007	508,039,916
March 1 - March 31, 2013	2,008,959	26.43	2,008,959	454,944,154
Total	3,745,966		3,745,966

(1)	The average price paid per share excludes the cost of commissions.

(2)	In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through January 2014.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.2	Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.3	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.4	Form of Performance Share Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012.

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 2, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)
Date: May 2, 2013	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: May 2, 2013	By:	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer