Form 10-Q
period 2013-06-30
Unum Group
filed 2013-08-06
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
263,596,567 shares of the registrant's common stock were outstanding as of August 1, 2013.

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

•
Effects of business disruption or economic contraction due to disasters such as terrorist attacks, cyber attacks, other hostilities, or natural catastrophes, including any related impact on the value of our investment portfolio, our disaster recovery systems, cyber or other information security systems, and business continuity planning.

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

•	Effectiveness of our risk management program.

•	The level and results of litigation.

•	Changes in accounting standards, practices, or policies.

•	Fluctuation in foreign currency exchange rates.

•	Ability to generate sufficient internal liquidity and/or obtain external financing.

•	Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.

•	Recoverability and/or realization of the carrying value of our intangible assets, long-lived assets, and deferred tax assets.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	June 30	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $37,934.6; $37,751.5)	$42,594.2	$44,973.0
Mortgage Loans	1,735.3	1,712.7
Policy Loans	3,113.1	3,133.8
Other Long-term Investments	583.6	625.0
Short-term Investments	867.8	1,460.3
Total Investments	48,894.0	51,904.8

Other Assets
Cash and Bank Deposits	47.8	77.3
Accounts and Premiums Receivable	1,697.3	1,632.6
Reinsurance Recoverable	4,817.9	4,842.6
Accrued Investment Income	788.7	694.6
Deferred Acquisition Costs	1,782.6	1,755.5
Goodwill	201.0	201.7
Property and Equipment	504.7	501.6
Income Tax Receivable	8.6	—
Other Assets	623.6	625.4

Total Assets	$59,366.2	$62,236.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,519.9	$1,484.6
Reserves for Future Policy and Contract Benefits	42,998.8	44,694.4
Unearned Premiums	517.3	426.7
Other Policyholders’ Funds	1,639.5	1,644.9
Income Tax Payable	—	54.2
Deferred Income Tax	101.4	269.4
Short-term Debt	153.6	455.8
Long-term Debt	2,644.0	2,755.4
Other Liabilities	1,411.1	1,838.1

Total Liabilities	50,985.6	53,623.5

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 360,371,253 and 359,751,943 shares	36.0	36.0
Additional Paid-in Capital	2,619.7	2,607.7
Accumulated Other Comprehensive Income	216.7	628.0
Retained Earnings	7,732.4	7,371.6
Treasury Stock - at cost: 96,806,312 and 89,546,758 shares	(2,224.2)	(2,030.7)

Total Stockholders' Equity	8,380.6	8,612.6

Total Liabilities and Stockholders' Equity	$59,366.2	$62,236.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars, except share data)

Revenue
Premium Income	$1,905.8	$1,927.6	$3,836.7	$3,849.5
Net Investment Income	626.1	633.5	1,247.2	1,253.0
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	(0.8)	—
Other Net Realized Investment Gain (Loss)	13.3	(2.1)	24.4	10.3
Net Realized Investment Gain (Loss)	13.3	(2.1)	23.6	10.3
Other Income	56.7	58.9	119.2	116.4
Total Revenue	2,601.9	2,617.9	5,226.7	5,229.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,661.8	1,683.2	3,310.3	3,346.1
Commissions	220.8	230.8	459.0	463.1
Interest and Debt Expense	37.3	35.2	74.4	70.7
Deferral of Acquisition Costs	(113.3)	(119.2)	(231.5)	(236.6)
Amortization of Deferred Acquisition Costs	101.3	99.2	225.1	198.6
Compensation Expense	194.9	195.4	392.5	402.3
Other Expenses	187.6	196.9	381.6	378.6
Total Benefits and Expenses	2,290.4	2,321.5	4,611.4	4,622.8

Income Before Income Tax	311.5	296.4	615.3	606.4

Income Tax (Benefit)
Current	112.2	3.6	194.0	40.9
Deferred	(19.3)	76.4	(9.9)	135.2
Total Income Tax	92.9	80.0	184.1	176.1

Net Income	$218.6	$216.4	$431.2	$430.3

Net Income Per Common Share
Basic	$0.82	$0.76	$1.61	$1.50
Assuming Dilution	$0.82	$0.76	$1.61	$1.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)

Net Income	$218.6	$216.4	$431.2	$430.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(734.6); $303.3; $(894.0); $192.8)	(1,425.1)	564.0	(1,703.6)	366.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $500.4; $(227.7); $609.0; $(130.5))	928.3	(420.3)	1,125.7	(253.5)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $3.5; $6.6; $3.3; $0.7)	5.9	12.6	3.9	1.9
Change in Foreign Currency Translation Adjustment	0.9	(18.6)	(69.0)	9.6
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $118.9; $4.0; $124.4; $7.5)	221.0	7.4	231.7	13.9
Total Other Comprehensive Income (Loss)	(269.0)	145.1	(411.3)	138.7

Comprehensive Income (Loss)	$(50.4)	$361.5	$19.9	$569.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2013	2012
	(in millions of dollars)

Common Stock
Balance at Beginning of Year	$36.0	$35.9
Common Stock Activity	—	0.1
Balance at End of Period	36.0	36.0

Additional Paid-in Capital
Balance at Beginning of Year	2,607.7	2,591.1
Common Stock Activity	12.0	9.0
Balance at End of Period	2,619.7	2,600.1

Accumulated Other Comprehensive Income
Balance at Beginning of Year	628.0	461.8
Other Comprehensive Income (Loss)	(411.3)	138.7
Balance at End of Period	216.7	600.5

Retained Earnings
Balance at Beginning of Year	7,371.6	6,611.0
Net Income	431.2	430.3
Dividends to Stockholders (per common share: $0.26; $0.21)	(70.4)	(61.6)
Balance at End of Period	7,732.4	6,979.7

Treasury Stock
Balance at Beginning of Year	(2,030.7)	(1,530.1)
Purchases of Treasury Stock	(193.5)	(300.3)
Balance at End of Period	(2,224.2)	(1,830.4)

Total Stockholders' Equity at End of Period	$8,380.6	$8,385.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2013	2012
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$431.2	$430.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(95.0)	70.6
Change in Deferred Acquisition Costs	(6.4)	(38.0)
Change in Insurance Reserves and Liabilities	364.5	311.7
Change in Income Taxes	(64.9)	134.7
Change in Other Accrued Liabilities	(6.0)	(65.1)
Non-cash Adjustments to Net Investment Income	(194.8)	(203.5)
Net Realized Investment Gain	(23.6)	(10.3)
Depreciation	42.7	41.2
Other, Net	0.6	7.5
Net Cash Provided by Operating Activities	448.3	679.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	288.8	242.2
Proceeds from Maturities of Fixed Maturity Securities	972.7	1,041.9
Proceeds from Sales and Maturities of Other Investments	112.7	76.7
Purchase of Fixed Maturity Securities	(1,584.9)	(1,640.8)
Purchase of Other Investments	(149.4)	(167.5)
Net Sales (Purchases) of Short-term Investments	589.4	(28.8)
Other, Net	(54.5)	(44.6)
Net Cash Provided (Used) by Investing Activities	174.8	(520.9)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	(302.2)	154.8
Long-term Debt Repayments	(86.2)	(34.2)
Issuance of Common Stock	3.3	2.9
Repurchase of Common Stock	(197.4)	(300.3)
Dividends Paid to Stockholders	(70.4)	(61.6)
Other, Net	0.3	1.6
Net Cash Used by Financing Activities	(652.6)	(236.8)

Net Decrease in Cash and Bank Deposits	(29.5)	(78.6)

Cash and Bank Deposits at Beginning of Year	77.3	116.6

Cash and Bank Deposits at End of Period	$47.8	$38.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2013

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
Unum Group and Subsidiaries
June 30, 2013
Note 2 - Accounting Developments - Continued

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

Accounting Updates Outstanding:

ASC 815 "Derivatives and Hedging"

In July 2013, the FASB issued an update which allows entities to use the Fed Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a benchmark interest rate for hedge accounting purposes. Previously the only acceptable benchmark rates for hedge accounting purposes under GAAP were U.S. Treasury rates and the London Interbank Offered Rate (LIBOR) swap rate. This update reflects the evolution of market hedging practices and is intended to provide more flexibility in hedging interest rate risk. We will adopt this update in the third quarter of 2013 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the effective date of July 17, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

	June 30, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,594.2	$42,594.2	$44,973.0	$44,973.0
Mortgage Loans	1,735.3	1,906.8	1,712.7	1,937.1
Policy Loans	3,113.1	3,183.4	3,133.8	3,215.3
Other Long-term Investments
Derivatives	36.4	36.4	81.6	81.6
Equity Securities	14.3	14.3	14.6	14.6
Miscellaneous Long-term Investments	460.1	460.1	455.1	455.1

Liabilities
Policyholders' Funds
Deferred Annuity Products	$634.1	$634.1	$640.1	$640.1
Supplementary Contracts without Life Contingencies	555.9	555.9	535.5	535.5
Long-term Debt	2,644.0	2,865.4	2,755.4	2,968.8
Other Liabilities
Derivatives	137.6	137.6	170.5	170.5
Embedded Derivative in Modified Coinsurance Arrangement	65.1	65.1	83.9	83.9
Unfunded Commitments to Investment Partnerships	56.8	56.8	83.7	83.7

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,888.6 million and $2,912.7 million as of June 30, 2013 and December 31, 2012, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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
June 30, 2013
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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $648.3 million and $1,212.0 million as of June 30, 2013 and December 31, 2012, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $2,217.1 million and $1,756.8 million as of June 30, 2013 and December 31, 2012, respectively, and are assigned a Level 2.

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
June 30, 2013
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

Fair values for derivatives other than embedded derivatives in modified coinsurance arrangements are based on market quotes or pricing models and represent the net amount of cash we would have paid or received if the contracts had been settled or closed as of the last day of the period. We analyze credit default swap spreads relative to the average credit spread embedded within the LIBOR-setting syndicate in determining the effect of credit risk on our derivatives' fair values.  If net counterparty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

credit risk for a derivative asset is determined to be material and is not adequately reflected in the LIBOR-based fair value obtained from our pricing sources, we adjust the valuations obtained from our pricing sources. For purposes of valuing net counterparty risk, we measure the fair value of a group of financial assets and financial liabilities on the basis of the price that would be received to sell a net long position or transfer a net short position for a particular risk exposure in an orderly transaction between market participants at the measurement date under current market conditions. In regard to our own credit risk component, we adjust the valuation of derivative liabilities wherein the counterparty is exposed to our credit risk when the LIBOR-based valuation of our derivatives obtained from pricing sources does not effectively include an adequate credit component for our own credit risk.
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

At June 30, 2013, approximately 14.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 85.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 67.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 4.6 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$280.0	$956.9	$—	$1,236.9
States, Municipalities, and Political Subdivisions	31.8	1,539.2	152.0	1,723.0
Foreign Governments	—	1,275.4	80.0	1,355.4
Public Utilities	894.2	9,319.8	354.2	10,568.2
Mortgage/Asset-Backed Securities	—	1,842.1	14.9	1,857.0
All Other Corporate Bonds	5,032.1	19,741.0	1,042.5	25,815.6
Redeemable Preferred Stocks	—	13.9	24.2	38.1
Total Fixed Maturity Securities	6,238.1	34,688.3	1,667.8	42,594.2

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	35.7	—	35.7
Foreign Exchange Contracts	—	0.7	—	0.7
Total Derivatives	—	36.4	—	36.4
Equity Securities	—	9.9	4.4	14.3

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$37.5	$—	$37.5
Foreign Exchange Contracts	—	99.5	—	99.5
Credit Default Swaps	—	0.6	—	0.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	65.1	65.1
Total Derivatives	—	137.6	65.1	202.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30
	2013		2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$61.4	$15.5	$—
Public Utilities	656.0	294.8	745.1	759.1
All Other Corporate Bonds	2,971.5	990.2	1,731.5	2,397.4
Total Fixed Maturity Securities	$3,627.5	$1,346.4	$2,492.1	$3,156.5

Equity Securities	$—	$—	$8.1	$—

	Six Months Ended June 30
	2013		2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$194.1	$—	$—	$204.2
States, Municipalities, and Political Subdivisions	—	19.4	—	43.8
Public Utilities	854.4	33.5	647.6	334.9
All Other Corporate Bonds	4,067.8	771.9	2,293.7	1,649.9
Total Fixed Maturity Securities	$5,116.3	$824.8	$2,941.3	$2,232.8

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
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$174.8	$—	$(10.0)	$—	$(0.5)	$—	$(12.3)	$152.0
Foreign Governments	82.6	—	(2.6)	—	—	—	—	80.0
Public Utilities	402.5	—	(14.4)	8.6	—	230.3	(272.8)	354.2
Mortgage/Asset-Backed Securities	0.5	—	(1.0)	—	—	15.4	—	14.9
All Other Corporate Bonds	992.3	0.8	(44.4)	30.0	(19.5)	559.7	(476.4)	1,042.5
Redeemable Preferred Stocks	24.8	—	(0.6)	—	—	—	—	24.2
Total Fixed Maturity Securities	1,677.5	0.8	(73.0)	38.6	(20.0)	805.4	(761.5)	1,667.8

Equity Securities	4.3	—	0.1	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(77.5)	12.4	—	—	—	—	—	(65.1)

	Three Months Ended June 30, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$66.4	$—	$—	$—	$—	$—	$(66.4)	$—
Public Utilities	548.3	—	(0.8)	—	(5.8)	61.1	(440.0)	162.8
Mortgage/Asset-Backed Securities	21.3	—	—	—	—	—	(20.7)	0.6
All Other Corporate Bonds	733.2	—	7.8	18.6	(5.2)	151.9	(266.7)	639.6
Redeemable Preferred Stocks	30.3	—	(1.2)	—	—	—	(6.9)	22.2
Total Fixed Maturity Securities	1,399.5	—	5.8	18.6	(11.0)	213.0	(800.7)	825.2

Equity Securities	4.5	—	—	—	—	—	(0.1)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(123.4)	(3.3)	—	—	—	—	—	(126.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$(8.3)	$—	$(0.5)	$32.1	$—	$152.0
Foreign Governments	82.1	—	(2.1)	—	—	—	—	80.0
Public Utilities	574.4	—	(16.9)	38.1	(2.8)	265.7	(504.3)	354.2
Mortgage/Asset-Backed Securities	0.5	—	(0.9)	15.3	—	—	—	14.9
All Other Corporate Bonds	1,177.8	1.5	(59.7)	56.9	(37.2)	599.9	(696.7)	1,042.5
Redeemable Preferred Stocks	24.8	—	(0.6)	—	—	—	—	24.2
Total Fixed Maturity Securities	1,988.3	1.5	(88.5)	110.3	(40.5)	897.7	(1,201.0)	1,667.8

Equity Securities	4.3	—	0.1	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	18.8	—	—	—	—	—	(65.1)

	Six Months Ended June 30, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$—	$—	$—	$—	$(68.1)	$—
Public Utilities	338.9	—	(3.6)	—	(0.7)	97.5	(269.3)	162.8
Mortgage/Asset-Backed Securities	31.7	—	—	—	—	—	(31.1)	0.6
All Other Corporate Bonds	665.5	—	7.3	18.6	(44.4)	215.1	(222.5)	639.6
Redeemable Preferred Stocks	37.2	(1.0)	0.3	—	(14.3)	—	—	22.2
Total Fixed Maturity Securities	1,141.4	(1.0)	4.0	18.6	(59.4)	312.6	(591.0)	825.2

Equity Securities	11.2	—	—	—	—	—	(6.8)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	9.0	—	—	—	—	—	(126.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains and losses which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $12.4 million and $18.8 million for the three and six months ended June 30, 2013, respectively, and $(3.3) million and $9.0 million for the three and six months ended June 30, 2012, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	June 30, 2013
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$117.9	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.67%
Public Utilities	68.1	- Volatility of Credit	(e)	0.25% - 0.75% / 0.42%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.24% - 5.36% / 5.32%
All Other Corporate Bonds - Private	229.6	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	2.16% - 2.16% / 2.16% (0.40)% - (0.40)% / (0.40)% 0.50% - 0.50% / 0.50% 1.00% - 1.00% / 1.00% (0.72)% - 4.00% / 0.92% Priced at Par
All Other Corporate Bonds - Public	216.2	- Change in Benchmark Reference - Comparability Adjustment - Lack of Marketability - Volatility of Credit	(a) (b) (d) (e)	(1.11)% - 0.35% / (0.27)% (0.45)% - 1.00% / 0.17% 0.20% - 0.20% / 0.20% (0.46)% - (0.12)% / (0.29)%
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(65.1)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2013 and December 31, 2012, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,013.3	$225.8	$2.2	$1,236.9
States, Municipalities, and Political Subdivisions	1,588.1	163.5	28.6	1,723.0
Foreign Governments	1,183.6	173.9	2.1	1,355.4
Public Utilities	9,304.5	1,310.1	46.4	10,568.2
Mortgage/Asset-Backed Securities	1,639.3	220.0	2.3	1,857.0
All Other Corporate Bonds	23,172.8	2,830.5	187.7	25,815.6
Redeemable Preferred Stocks	33.0	5.1	—	38.1
Total Fixed Maturity Securities	$37,934.6	$4,928.9	$269.3	$42,594.2

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.9	$329.0	$1.1	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	316.2	7.8	1,806.8
Foreign Governments	1,280.4	226.6	—	1,507.0
Public Utilities	9,294.3	1,865.0	15.1	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	289.1	0.5	2,216.5
All Other Corporate Bonds	22,696.6	4,245.3	31.5	26,910.4
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$56.0	$44,973.0

As of June 30, 2013 and December 31, 2012, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2013
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.1	$0.3	$5.7	$1.9
States, Municipalities, and Political Subdivisions	311.9	22.4	36.3	6.2
Foreign Governments	30.3	2.1	—	—
Public Utilities	765.7	41.2	44.5	5.2
Mortgage/Asset-Backed Securities	32.9	1.8	3.8	0.5
All Other Corporate Bonds	3,308.9	169.2	240.0	18.5
Total Fixed Maturity Securities	$4,458.8	$237.0	$330.3	$32.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

	June 30, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,156.4	$21.0	$1,123.1	$0.6	$53.7
Over 1 year through 5 years	6,703.5	671.2	7,123.3	3.9	247.5
Over 5 years through 10 years	9,325.0	1,036.0	8,140.6	95.4	2,125.0
Over 10 years	19,110.4	2,980.7	19,597.8	167.1	2,326.2
	36,295.3	4,708.9	35,984.8	267.0	4,752.4
Mortgage/Asset-Backed Securities	1,639.3	220.0	1,820.3	2.3	36.7
Total Fixed Maturity Securities	$37,934.6	$4,928.9	$37,805.1	$269.3	$4,789.1

	December 31, 2012
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$956.4	$21.2	$934.1	$0.5	$43.0
Over 1 year through 5 years	5,922.8	628.1	6,449.8	5.0	96.1
Over 5 years through 10 years	9,752.3	1,606.4	10,997.0	7.6	354.1
Over 10 years	19,192.1	4,732.7	23,200.2	42.4	682.2
	35,823.6	6,988.4	41,581.1	55.5	1,175.4
Mortgage/Asset-Backed Securities	1,927.9	289.1	2,208.3	0.5	8.2
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$43,789.4	$56.0	$1,183.6

At June 30, 2013, the fair value of investment-grade fixed maturity securities was $39,454.6 million, with a gross unrealized gain of $4,800.6 million and a gross unrealized loss of $215.8 million. The gross unrealized loss on investment-grade fixed maturity securities was 80.1 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 4 - Investments - Continued

At June 30, 2013, the fair value of below-investment-grade fixed maturity securities was $3,139.6 million, with a gross unrealized gain of $128.3 million and a gross unrealized loss of $53.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 19.9 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2013, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2013, we held 208 individual investment-grade fixed maturity securities and 68 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 9 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2013
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

At June 30, 2013, we had non-binding commitments of $48.5 million to fund private placement fixed maturity securities.
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

As of June 30, 2013, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $453.4 million, comprised of $320.1 million of tax credit partnerships and $133.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $56.8 million at June 30, 2013. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $133.7 million to fund certain private equity partnerships at June 30, 2013, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 4 - Investments - Continued

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond and partnerships were $134.4 million and $6.7 million, respectively, as of June 30, 2013.  The bonds are reported as fixed maturity securities, and the partnerships are reported as other long-term investments in our consolidated balance sheets. At June 30, 2013, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three and six months ended June 30, 2013 and 2012.

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

Mortgage loans by property type and geographic region are as follows:

	June 30, 2013		December 31, 2012
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$53.1	3.1%	$34.0	2.0%
Industrial	510.5	29.4	513.4	30.0
Mixed	77.3	4.4	78.4	4.6
Office	727.1	41.9	713.4	41.6
Retail	367.3	21.2	373.5	21.8
Total	$1,735.3	100.0%	$1,712.7	100.0%

Region
New England	$103.0	5.9%	$114.3	6.7%
Mid-Atlantic	156.9	9.1	160.0	9.3
East North Central	235.3	13.6	224.7	13.1
West North Central	154.1	8.9	160.8	9.4
South Atlantic	435.2	25.1	440.9	25.7
East South Central	78.6	4.5	79.6	4.7
West South Central	175.7	10.1	159.5	9.3
Mountain	84.0	4.8	90.5	5.3
Pacific	312.5	18.0	282.4	16.5
Total	$1,735.3	100.0%	$1,712.7	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30 2013	December 31 2012

	(in millions of dollars)
Internal Rating
Aa	$11.1	$11.5
A	697.3	659.4
Baa	992.5	994.5
Ba	21.3	34.2
B	13.1	13.1
Total	$1,735.3	$1,712.7

Loan-to-Value Ratio
<= 65%	$719.5	$624.7
> 65% <= 75%	817.7	858.8
> 75% <= 85%	127.0	142.5
> 85%	71.1	86.7
Total	$1,735.3	$1,712.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Balance at Beginning of Period	$1.5	$2.0	$1.5	$1.5
Provision	—	—	—	0.5
Charge-offs, Net of Recoveries	—	(0.5)	—	(0.5)
Balance at End of Period	$1.5	$1.5	$1.5	$1.5

Impaired mortgage loans are as follows:

	June 30, 2013
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$13.1	$14.6	$1.5

	December 31, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$4.3	$4.3	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$17.4	$18.9	$1.5

Our average investment in impaired mortgage loans was $16.0 million and $16.7 million for the three and six months ended June 30, 2013, respectively, and $16.6 million and $20.2 million for the three and six months ended June 30, 2012, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

Our troubled debt restructurings during the three and six months ended June 30, 2013 and 2012 were comprised entirely of loan foreclosures. A summary of our troubled debt restructurings is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Carrying Amount	$4.3	$8.9	$4.3	$13.1
Number of Loans	1	1	1	2

We had no realized losses on loan foreclosures for the three and six months ended June 30, 2013 and 2012, other than the initial impairment losses recognized prior to foreclosure.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At June 30, 2013, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments. At December 31, 2012, we held one mortgage loan that was greater than 90 days past due and for which we had discontinued the accrual of investment income. The mortgage loan had a carrying value of $4.3 million and was foreclosed during the second quarter of 2013.

At June 30, 2013, we had non-binding commitments of $119.8 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of June 30, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $236.5 million, for which we received collateral in the form of cash and securities of $153.6 million and $92.9 million, respectively. As of December 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $452.8 million, for which we received collateral in the form of cash and securities of $455.8 million and $14.5 million, respectively. We had no outstanding repurchase agreements at June 30, 2013 or December 31, 2012.

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
June 30, 2013
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

	June 30, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$36.4	$—	$36.4	$(35.8)	$(0.3)	$0.3
Securities Lending	236.5	—	236.5	(82.9)	(153.6)	—
Total	$272.9	$—	$272.9	$(118.7)	$(153.9)	$0.3

Financial Liabilities:
Derivatives	$137.6	$—	$137.6	$(104.6)	$—	$33.0
Securities Lending	153.6	—	153.6	(153.6)	—	—
Total	$291.2	$—	$291.2	$(258.2)	$—	$33.0

	December 31, 2012
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$81.6	$—	$81.6	$(72.9)	$—	$8.7
Securities Lending	452.8	—	452.8	—	(452.8)	—
Total	$534.4	$—	$534.4	$(72.9)	$(452.8)	$8.7

Financial Liabilities:
Derivatives	$170.5	$—	$170.5	$(129.8)	$(1.8)	$38.9
Securities Lending	455.8	—	455.8	(452.8)	—	3.0
Total	$626.3	$—	$626.3	$(582.6)	$(1.8)	$41.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Fixed Maturity Securities	$597.2	$606.3	$1,187.1	$1,201.8
Derivative Financial Instruments	9.0	6.6	16.7	12.9
Mortgage Loans	27.1	26.0	53.1	51.0
Policy Loans	3.9	3.5	7.6	7.1
Other Long-term Investments	2.8	4.6	10.5	7.8
Short-term Investments	0.6	1.1	1.4	2.3
Gross Investment Income	640.6	648.1	1,276.4	1,282.9
Less Investment Expenses	6.8	6.8	13.9	14.0
Less Investment Income on PFA Assets	3.9	3.9	7.9	8.0
Less Amortization of Tax Credit Partnerships	3.8	3.9	7.4	7.9
Net Investment Income	$626.1	$633.5	$1,247.2	$1,253.0

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.6	$3.5	$9.2	$9.4
Gross Losses on Sales	(1.6)	(1.7)	(7.1)	(6.7)
Other-Than-Temporary Impairment Loss	—	—	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.4	—	9.0	—
Impairment Loss	—	—	(1.0)	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	12.4	(3.3)	18.8	9.0
Other Derivatives	(0.2)	—	(0.5)	—
Foreign Currency Transactions	(1.3)	(0.6)	(4.0)	(0.9)
Net Realized Investment Gain (Loss)	$13.3	$(2.1)	$23.6	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes.

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

•
Options on U.S. Treasury rates are used to hedge the interest rate risk associated with the anticipated purchase of fixed maturity securities. These options give us the right, but not the obligation, to receive a specific interest rate for a specified period of time. These options enable us to lock in a minimum investment yield to hedge the potential adverse impact of declining interest rates.

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
June 30, 2013
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $0.3 million at June 30, 2013. We held $0.3 million cash collateral from our counterparties at June 30, 2013. We held no cash collateral at December 31, 2012. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $79.8 million and $108.6 million at June 30, 2013 and December 31, 2012, respectively. We had no cash posted as collateral to our counterparties at June 30, 2013. We had $1.8 million cash posted as collateral to our counterparties at December 31, 2012.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $137.6 million and $170.5 million at June 30, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at March 31, 2012	$174.0	$550.1	$640.0	$—	$—	$—	$1,364.1
Additions	—	—	—	—	21.0	—	21.0
Terminations	—	9.6	45.0	—	21.0	—	75.6
Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$—	$—	$1,309.5

Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$—	$—	$1,413.0
Additions	—	—	—	—	56.0	—	56.0
Terminations	—	13.5	90.0	—	56.0	—	159.5
Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$—	$—	$1,309.5

Balance at March 31, 2013	$174.0	$490.8	$710.0	$70.0	$—	$—	$1,444.8
Additions	—	—	—	—	—	10.0	10.0
Terminations	—	16.1	35.0	—	—	—	51.1
Balance at June 30, 2013	$174.0	$474.7	$675.0	$70.0	$—	$10.0	$1,403.7

Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$—	$1,432.8
Additions	—	—	—	70.0	24.0	10.0	104.0
Terminations	—	34.1	75.0	—	24.0	—	133.1
Balance at June 30, 2013	$174.0	$474.7	$675.0	$70.0	$—	$10.0	$1,403.7

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at June 30, 2013, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

2013
(in millions of dollars)
Notional Value	$75.0
Weighted Average Receive Rate	6.74%
Weighted Average Pay Rate	0.27%

Cash Flow Hedges

As of June 30, 2013 and December 31, 2012, we had $75.0 million and $150.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities and $474.7 million and $508.8 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2013, we held $10.0 million notional amount of options on U.S. Treasury rates to hedge the anticipated purchase of fixed maturity securities. We had no open option contracts as of December 31, 2012.

For the three and six months ended June 30, 2013 and 2012, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 5 - Derivative Financial Instruments - Continued

As of June 30, 2013, we expect to amortize approximately $44.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of June 30, 2013. Fluctuations in fair values of these derivatives between June 30, 2013 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2013, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2013 and December 31, 2012, we had $174.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.  The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $4.4 million and $6.8 million for the three and six months ended June 30, 2013, respectively, with an offsetting gain on the related interest rate swaps. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a gain of $1.9 million and $0.2 million for the three and six months ended June 30, 2012, respectively, with an offsetting loss on the related interest rate swaps.

As of June 30, 2013 and December 31, 2012, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain of $15.0 million and $19.1 million for the three and six months ended June 30, 2013, respectively, with an offsetting loss on the related interest rate swaps. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a loss of $4.2 million for the three and six months ended June 30, 2012, with an offsetting gain on the related interest rate swaps.

For the three and six months ended June 30, 2013 and 2012, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2013, we held $70.0 million notional amount of single-name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. Changes in the fair value of the derivative, together with the payment of periodic fees, are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value. We had no open credit default swaps as of December 31, 2012.

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
June 30, 2013
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$35.7	Other Liabilities	$37.5
Foreign Exchange Contracts	Other L-T Investments	0.7	Other Liabilities	99.5
Total		$36.4		$137.0

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	65.1
Total				$65.7

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$76.5	Other Liabilities	$31.7
Foreign Exchange Contracts	Other L-T Investments	5.1	Other Liabilities	138.8
Total		$81.6		$170.5

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$83.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income (loss).

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income or Loss on Derivatives
Interest Rate Swaps and Forwards	$(4.9)	$16.6	$(7.1)	$34.9
Options	(0.1)	—	(0.1)	—
Foreign Exchange Contracts	18.6	12.7	22.7	9.8
Total	$13.6	$29.3	$15.5	$44.7

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$11.1	$9.6	$21.1	$18.7
Foreign Exchange Contracts	(1.5)	(0.6)	(3.2)	(0.8)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	0.8	2.0	0.8	2.1
Foreign Exchange Contracts	(5.7)	10.5	(12.4)	(1.9)
Interest and Debt Expense
Interest Rate Swaps	(0.4)	(0.4)	(0.8)	(0.8)
Total	$4.3	$21.1	$5.5	$17.3
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.2)	$—	$(0.5)	$—
Embedded Derivative in Modified Coinsurance Arrangement	12.4	(3.3)	18.8	9.0
Total	$12.2	$(3.3)	$18.3	$9.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 6 - Accumulated Other Comprehensive Income

After-tax accumulated other comprehensive income (loss) balances and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2013	$792.4	$399.6	$(142.5)	$(563.8)	$485.7
Other Comprehensive Income (Loss) Before Reclassifications	(493.1)	8.7	0.9	213.1	(270.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(3.7)	(2.8)	—	7.9	1.4
Net Other Comprehensive Income (Loss)	(496.8)	5.9	0.9	221.0	(269.0)
Balance at June 30, 2013	$295.6	$405.5	$(141.6)	$(342.8)	$216.7

Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(566.4)	7.5	(69.0)	214.8	(413.1)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(11.5)	(3.6)	—	16.9	1.8
Net Other Comprehensive Income (Loss)	(577.9)	3.9	(69.0)	231.7	(411.3)
Balance at June 30, 2013	$295.6	$405.5	$(141.6)	$(342.8)	$216.7

The net unrealized gain on securities consists of the following components:

				Change at June 30, 2013
	June 30	March 31	December 31	Three Months	Six Months
	2013	2013	2012	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,659.6	$6,803.9	$7,221.5	$(2,144.3)	$(2,561.9)
Other Investments	57.1	72.5	92.8	(15.4)	(35.7)
Deferred Acquisition Costs	(43.8)	(61.2)	(67.0)	17.4	23.2
Reserves for Future Policy and Contract Benefits	(4,498.1)	(5,979.7)	(6,277.5)	1,481.6	1,779.4
Reinsurance Recoverable	283.6	353.9	351.5	(70.3)	(67.9)
Deferred Income Tax	(162.8)	(397.0)	(447.8)	234.2	285.0
Total	$295.6	$792.4	$873.5	$(496.8)	$(577.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

	June 30, 2013
	Three Months	Six Months
	Ended	Ended
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain on Sales of Securities and Other Invested Assets	$5.7	$18.4
Other-Than-Temporary Impairment Loss	—	(0.8)
	5.7	17.6
Income Tax	2.0	6.1
Total	$3.7	$11.5

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$11.1	$21.1
Loss on Foreign Exchange Contracts	(1.5)	(3.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.8	0.8
Loss on Foreign Exchange Contracts	(5.7)	(12.4)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(0.8)
	4.3	5.5
Income Tax	1.5	1.9
Total	$2.8	$3.6

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(12.9)	$(27.8)
Amortization of Prior Service Credit	1.3	2.5
Curtailment Loss	(0.7)	(0.7)
	(12.3)	(26.0)
Income Tax Benefit	(4.4)	(9.1)
Total	$(7.9)	$(16.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 7 - Segment Information

Our reporting segments are comprised of Unum US, Unum UK, Colonial Life, Closed Block, and Corporate.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$394.8	$397.8	$787.5	$793.3
Group Short-term Disability	129.1	118.2	260.1	235.9
Group Life and Accidental Death & Dismemberment
Group Life	303.6	294.2	605.8	587.8
Accidental Death & Dismemberment	30.2	28.7	61.1	57.0
Supplemental and Voluntary
Individual Disability - Recently Issued	114.3	118.7	234.4	237.1
Voluntary Benefits	159.5	157.4	322.3	315.9
	1,131.5	1,115.0	2,271.2	2,227.0
Unum UK
Group Long-term Disability	96.3	101.7	194.2	203.6
Group Life	26.5	55.5	57.5	108.2
Supplemental and Voluntary	14.8	16.0	29.7	32.1
	137.6	173.2	281.4	343.9
Colonial Life
Accident, Sickness, and Disability	184.7	179.8	369.5	360.0
Life	55.3	52.4	110.1	104.1
Cancer and Critical Illness	67.9	64.7	135.4	129.1
	307.9	296.9	615.0	593.2
Closed Block
Individual Disability	170.6	184.6	352.4	371.8
Long-term Care	157.8	156.9	316.6	312.1
All Other	0.4	1.0	0.1	1.5
	328.8	342.5	669.1	685.4
Total	$1,905.8	$1,927.6	$3,836.7	$3,849.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 7 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2013

Premium Income	$1,131.5	$137.6	$307.9	$328.8	$—	$1,905.8
Net Investment Income	231.1	45.4	34.3	316.1	(0.8)	626.1
Other Income	32.1	(0.1)	0.1	23.8	0.8	56.7
Operating Revenue	$1,394.7	$182.9	$342.3	$668.7	$—	$2,588.6

Operating Income (Loss)	$214.0	$33.5	$71.1	$29.6	$(37.1)	$311.1

Three Months Ended June 30, 2012

Premium Income	$1,115.0	$173.2	$296.9	$342.5	$—	$1,927.6
Net Investment Income	236.9	49.2	34.0	304.5	8.9	633.5
Other Income	30.7	—	0.1	26.6	1.5	58.9
Operating Revenue	$1,382.6	$222.4	$331.0	$673.6	$10.4	$2,620.0

Operating Income (Loss)	$212.7	$30.0	$67.6	$25.7	$(25.9)	$310.1

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2013

Premium Income	$2,271.2	$281.4	$615.0	$669.1	$—	$3,836.7
Net Investment Income	466.8	76.2	74.0	629.2	1.0	1,247.2
Other Income	68.8	—	0.1	47.9	2.4	119.2
Operating Revenue	$2,806.8	$357.6	$689.1	$1,346.2	$3.4	$5,203.1

Operating Income (Loss)	$422.1	$64.8	$146.5	$56.9	$(70.8)	$619.5

Six Months Ended June 30, 2012

Premium Income	$2,227.0	$343.9	$593.2	$685.4	$—	$3,849.5
Net Investment Income	475.5	85.7	69.6	606.1	16.1	1,253.0
Other Income	61.8	0.1	0.2	52.5	1.8	116.4
Operating Revenue	$2,764.3	$429.7	$663.0	$1,344.0	$17.9	$5,218.9

Operating Income (Loss)	$418.6	$68.8	$137.3	$41.1	$(46.5)	$619.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 7 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars)
Operating Revenue by Segment	$2,588.6	$2,620.0	$5,203.1	$5,218.9
Net Realized Investment Gain (Loss)	13.3	(2.1)	23.6	10.3
Total Revenue	$2,601.9	$2,617.9	$5,226.7	$5,229.2

Operating Income by Segment	$311.1	$310.1	$619.5	$619.3
Net Realized Investment Gain (Loss)	13.3	(2.1)	23.6	10.3
Non-operating Retirement-related Loss	(12.9)	(11.6)	(27.8)	(23.2)
Income Tax	(92.9)	(80.0)	(184.1)	(176.1)
Net Income	$218.6	$216.4	$431.2	$430.3

Assets by segment are as follows:

	June 30	December 31
	2013	2012
	(in millions of dollars)
Unum US	$18,529.5	$19,391.2
Unum UK	3,531.1	3,975.8
Colonial Life	3,382.6	3,434.9
Closed Block	31,689.7	33,069.2
Corporate	2,233.3	2,365.0
Total	$59,366.2	$62,236.1

Note 8 - Retirement Benefits

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

In June 2013, we announced plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminate all future service accruals subsequent to December 31, 2013 for active employees in these plans, we were required to remeasure the benefit obligations of our U.S. plans during the second quarter of 2013. The remeasurement resulted in a decrease in our net pension liability of $327.4 million during the second quarter of 2013, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. The decrease in the net pension liability resulted primarily from the curtailment of benefits under the plan amendments as well as an increase in the discount rate assumption used to remeasure the benefit obligations. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 5.00 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets of 7.50 percent remained unchanged from December 31, 2012. As a result of these plan amendments, during the second quarter of 2013 we recognized a $0.7 million curtailment loss, with a corresponding reduction in the prior service cost included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered. In addition, because all participants in the U.S. plans are considered inactive as a result of these amendments, we are required to amortize the net actuarial loss for these plans over the average remaining life expectancy of the plan participants, which is approximately 30 years. The net actuarial loss was previously amortized over the average future working life of pension plan participants, or approximately 11 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 8 - Retirement Benefits - Continued

In June 2013, we also communicated plans to amend the defined benefit pension plan for employees in our U.K. operation to freeze participation and benefit accruals effective December 31, 2013. Consistent with U.K. regulatory requirements, this communication initiated a formal 60 day consultation process with U.K. plan participants. If approved, we will remeasure the benefit obligation for our U.K. operation's plan and will record the effect of the remeasurement in the third quarter of 2013.

The unrecognized net actuarial loss and prior service cost included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2013 is approximately $33.3 million before tax and $21.9 million after tax. These amounts may change if the benefit obligation for our U.K. operation's plan is remeasured during the third quarter of 2013.

Concurrent with our announcements concerning our defined benefit pension plan amendments, we announced an amendment to increase the benefits under our 401(k) plan effective January 1, 2014.  Currently, we match dollar-for-dollar up to 3 percent of base salary and $0.50 on the dollar for each of the next 2 percent of base salary for employee contributions into the 401(k) Plan. Effective January 1, 2014, we will increase benefits under the 401(k) plan to match dollar-for dollar up to 5 percent of base salary and will include performance-based incentive compensation as part of the definition of earnings for purposes of contributions. Also effective January 1, 2014, we will establish a new component of the 401(k) plan wherein we will make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees. In addition, a separate transition contribution will be made for eligible employees who meet certain age and years of service criteria. The 401(k) plan will continue to qualify for a “safe harbor” from annual discrimination testing.  These changes are in compliance with Employee Retirement Income Security Act (ERISA) guidelines.

The components of net periodic benefit cost related to the Company sponsored defined benefit pension and OPEB plans for our employees are as follows:

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Service Cost	$14.9	$12.2	$1.1	$1.2	$0.2	$0.4
Interest Cost	21.8	21.1	2.1	2.1	2.0	2.4
Expected Return on Plan Assets	(25.8)	(22.1)	(3.0)	(2.8)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	12.5	11.4	0.4	0.2	—	—
Prior Service Credit	—	(0.2)	—	—	(1.3)	(0.7)
Curtailment Loss	0.7	—	—	—	—	—
Total	$24.1	$22.4	$0.6	$0.7	$0.8	$2.0

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Service Cost	$29.8	$24.4	$2.2	$2.4	$0.4	$0.8
Interest Cost	43.7	42.2	4.2	4.2	4.0	4.8
Expected Return on Plan Assets	(51.3)	(44.3)	(6.0)	(5.5)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	27.1	22.9	0.7	0.3	—	—
Prior Service Credit	—	(0.3)	—	—	(2.5)	(1.3)
Curtailment Loss	0.7	—	—	—	—	—
Total	$50.0	$44.9	$1.1	$1.4	$1.6	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 8 - Retirement Benefits - Continued

We have no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2013; however, we elected to make a voluntary contribution of $50.0 million to this plan during the second quarter of 2013. For our U.K. plan, we made required contributions of $0.9 million and $1.9 million, or approximately £0.6 million and £1.2 million, during the three and six months ended June 30, 2013.

Note 9 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions of dollars, except share data)
Numerator
Net Income	$218.6	$216.4	$431.2	$430.3

Denominator (000s)
Weighted Average Common Shares - Basic	265,560.4	283,316.6	267,452.0	286,874.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,175.9	424.0	1,084.6	639.3
Weighted Average Common Shares - Assuming Dilution	266,736.3	283,740.6	268,536.6	287,513.8

Net Income Per Common Share
Basic	$0.82	$0.76	$1.61	$1.50
Assuming Dilution	$0.82	$0.76	$1.61	$1.50

We use the treasury stock method to account for the effect of outstanding stock options, nonvested stock awards, and performance restricted stock units on the computation of dilutive earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested stock awards and the performance restricted stock units.

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $19.38 to $28.25, and the performance restricted stock units have a grant price of $23.97.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of dilutive earnings per share because their impact would be antidilutive, based on current market prices, approximated 0.2 million shares of common stock for the six month period ended June 30, 2013, and 2.3 million and 2.2 million shares of common stock for the three and six month periods ended June 30, 2012, respectively. There were no potential common shares that were antidilutive for the three month period ended June 30, 2013.

In July 2012 and February 2011, our board of directors authorized the repurchase of up to $750.0 million and $1.0 billion, respectively, of Unum Group's common stock. At December 31, 2012, no amounts were remaining for the purchase of shares under the February 2011 repurchase program. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $356.6 million at June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2013
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(in millions)
Shares Repurchased	3.6	6.0	7.3	13.5
Cost of Shares Repurchased (1)	$98.4	$125.1	$193.5	$300.3

(1) Includes commissions of $0.1 million for the three and six month periods ended June 30, 2013 and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2012, respectively.

For the year ended December 31, 2012, we repurchased 23.6 million shares at a cost of $500.6 million, including commissions of $0.6 million.

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
June 30, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters

In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  In July 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. This decision was affirmed by the United States District Court for the Southern District of New York in September 2012 and upheld by the United States Court of Appeals for the Second Circuit in June 2013.
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of the ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts.  The District Court authorized the parties to make an immediate appeal of its decision to the First Circuit Court of Appeals, and each of the parties sought leave for an early appeal on the issues raised by the District Court's rulings, but the First Circuit decided not to hear the appeal at this time. Therefore, the parties are required to wait until the proceedings in the District Court have concluded for further resolution of those issues. The First Circuit did not rule on or discuss the merits of the case. The case is proceeding in the District Court where notice to class members and discovery on the issue of damages have been completed. In February 2013, we filed a motion requesting the court reconsider its prior summary judgment ruling as well as a motion challenging the admissibility of the testimony of plaintiffs' expert witness. In April 2013, the court denied our motion for reconsideration and reserved its ruling regarding the admissibility of testimony from plaintiffs' expert witness. A bench trial was held in June 2013, and closing arguments occurred July 29, 2013.
In March 2011, we received a request for information from an independent third party as part of an examination on behalf of 33 states and the District of Columbia to evaluate our compliance with the unclaimed property laws of the participating states. Industry-wide practices are currently under review concerning the identification and handling of unclaimed property by insurers, and numerous other insurers are under similar examination. We are cooperating fully with this examination.

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
June 30, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints allege violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints seek to examine company records and assess penalties and costs in an undetermined amount. In April 2013, we filed motions to dismiss both complaints. The court will hear the motions in September 2013.

In May 2013, a purported class action complaint entitled Ruben Don v. Unum Life Insurance Company of America, Wedner Insurance Group, Inc. dba The Morton Wedner Insurance Agency, and Does 1-30, was filed in the Superior Court of California, County of Los Angeles.  The plaintiff seeks to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleges we incorrectly administer the inflation protection feature, resulting in an underpayment of benefits.  The complaint makes allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. In June 2013, we removed the case to the United States District Court for the Central District of California.  We are in the process of preparing our response to this complaint.

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

Note 11 - Other

Debt

Short-term debt at June 30, 2013 consisted entirely of securities lending transactions.

During the six months ended June 30, 2013, we made principal payments of $30.0 million on our senior secured notes issued by Northwind Holdings, LLC.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured notes issued by Tailwind Holdings, LLC, resulting in a before-tax gain of $4.0 million.

Income Tax

At June 30, 2013, we had a liability of $23.6 million for unrecognized tax benefits, $15.0 million of which is associated with deferred tax assets. During the second quarter of 2013, we incurred a liability for unrecognized tax benefits of $4.0 million. The interest and penalties expense (benefit) related to unrecognized tax benefits in our consolidated statements of income was $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively, and $(11.0) million and $(10.5) million for the three and six months ended June 30, 2012, respectively.

In July 2013, an income tax rate reduction was enacted which reduces the tax rate in the U.K. from the current rate of 23 percent to 21 percent effective April 2014 and 20 percent effective April 2015. We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. We will record a reduction of approximately $4.0 million to $7.0 million in our income tax expense in the third quarter of 2013 to reflect the impact of the rate changes on our net deferred tax liability related to our U.K. operations.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of June 30, 2013, and the related consolidated statements of income and comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and 2012, and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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
August 6, 2013

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

Executive Summary

Although we have confidence in our future, as we look to the remainder of 2013 we are maintaining a cautious view of the business environment given the continuing challenge of low interest rates, unfavorable economic conditions, and what we believe is marketplace distraction caused by the implementation of healthcare reform. We intend to remain focused on profitable top line growth in select markets, continue our disciplined investment strategy, drive effectiveness in our operating performance, and generate consistent, sustainable capital available for deployment. We continue to believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue as a market leader over the long term.

A discussion of our operating performance and capital management follows.

Operating Performance and Capital Management

For the second quarter of 2013, we reported net income of $218.6 million, or $0.82 per diluted common share, compared to net income of $216.4 million, or $0.76 per diluted common share, in the same period of 2012. For the first six months of 2013, net income was $431.2 million, or $1.61 per diluted common share, compared to net income of $430.3 million, or $1.50 per diluted common share, in the same period of 2012. After-tax operating income, which excludes realized gains or losses and non-operating retirement-related gains or losses, was $218.5 million, or $0.82 per diluted common share, in the second quarter of 2013, compared to $225.3 million, or $0.79 per diluted common share, in the same period of 2012. After-tax operating income was $434.1 million, or $1.62 per diluted common share, in the first six months of 2013 compared to $438.5 million, or $1.53 per diluted common share, in the same period of 2012.

Total operating revenue by segment decreased slightly in the second quarter and first six months of 2013 relative to the same periods of 2012, with slight year over year declines in both premium income and net investment income. Total operating income by segment for the second quarter and first six months of 2013 was marginally higher than the same periods of 2012, with the growth in our Unum US, Colonial Life, and Closed Block segments mostly offset by lower income in our Corporate segment. Operating income for our Unum UK segment was higher in the second quarter of 2013 relative to the prior year second quarter, but slightly lower on a year-to-date basis when compared to the same period of 2012. Our total operating income by segment was slightly higher in the second quarter and first six months of 2013, and we reported year-over-year further growth in earnings per share due to our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Our Unum US segment reported increases in segment operating income of 0.6 percent and 0.8 percent in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, with growth in premium income, favorable risk results, and continued favorable expense management. Although Unum US premium income increased 1.5 percent and 2.0 percent in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, the slow economic recovery, low levels of employment growth, and the competitive environment continue to pressure our premium income growth, including the growth which normally occurs due to salary growth and growth in the number of employees covered under existing policies. The benefit ratios for our Unum US segment for the second quarter and first six months of 2013 were 72.0 percent and 71.4 percent, respectively, compared to 72.1 percent and 72.3 percent in the same periods of 2012, with favorable risk results in our group product lines. Risk results in our supplemental and voluntary product lines were favorable in the first six months of 2013 compared to the same period of 2012 but less favorable in the second quarter of 2013 relative to last year's second quarter. Unum US sales decreased 18.7 percent and 7.7 percent in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012. Premium persistency overall declined slightly relative to the first six months of 2012. Case persistency for our group products was generally consistent with the first six months of 2012.

Our Unum UK segment reported an increase in segment operating income of £2.7 million, or 14.1 percent, in the second quarter of 2013 compared to the same period last year, with overall favorable risk results and expense management. On a year-to-date basis, Unum UK reported a decrease in segment operating income of £1.8 million, or 4.1 percent, relative to the first six months of 2012. Premium income declined 18.1 percent and 16.3 percent in the second quarter and first six months of 2013, respectively, relative to the same periods of 2012 due primarily to reinsurance agreements entered into effective January 1, 2013 to cede a portion of our group life business to other insurance companies. The reinsurance agreements will continue to significantly decrease premium income and benefit payments for group life relative to 2012 but are expected to reduce volatility in this line of business. The benefit ratios for Unum UK were 84.2 percent and 76.7 percent, in the second quarter and first six months of 2013, respectively, compared to 85.4 percent and 78.9 percent, in the same periods of 2012, with improved risk results in both group long-term disability and group life. Unum UK sales decreased 7.2 percent and 29.2 percent, as measured in Unum UK's local currency, in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, attributable primarily to group life as we continue to execute our plans to improve new business pricing and reposition our group life business for better margins and greater stability. Premium persistency for group long-term disability and group life declined, as expected, primarily as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported increases in segment operating income of 5.2 percent and 6.7 percent in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, with higher operating revenue and stable risk results. Premium income grew 3.7 percent in both the second quarter and first six months of 2013 compared to the same periods of 2012. Overall risk results for Colonial Life were favorable in the second quarter and consistent in the first six months of 2013 compared to the same periods of 2012. Colonial Life sales decreased 2.0 percent and 3.3 percent, in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, with decreases in both the core and large case commercial market segments partially offset by higher second quarter of 2013 sales in the public sector market. Persistency continues to be strong for all lines of business.

Our Closed Block segment reported increases in segment operating income of 15.2 percent and 38.4 percent in the second quarter and first six months of 2013, respectively, relative to the same periods of 2012, with favorable net investment income and stable risk results in the individual disability line of business, partially offset by less favorable risk results in the long-term care line of business.

Our investment portfolio continues to perform well. Our asset quality remains strong, with minimal realized investment losses from either sales or impairments. The net unrealized gain on our fixed maturity securities was $4.7 billion at June 30, 2013 compared to $7.2 billion at December 31, 2012, with the decline due primarily to an increase in U.S. Treasury rates during the first six months of 2013.

We believe our capital and financial positions are strong. At June 30, 2013, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 398 percent, slightly higher than the level at December 31, 2012 and within our target range of 375 percent to 400 percent. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $597 million at June 30, 2013, relative to $805 million at December 31, 2012, with the decline due primarily to repurchases of our common stock, debt repayments, and contributions to our defined benefit pension plans.

Retirement Benefit Changes

In June 2013, we announced plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminate all future service accruals subsequent to December 31, 2013 for active employees in these plans, we were required to remeasure the benefit obligations of our U.S. plans during the second quarter of 2013, which decreased our net pension liability by $327.4 million, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. In June 2013, we also communicated plans to amend the defined benefit pension plan for employees in our U.K. operation to freeze participation and benefit accruals effective December 31, 2013. Consistent with U.K. regulatory requirements, this communication initiated a formal 60 day consultation process with U.K. plan participants. If approved, we will remeasure the benefit obligation for our U.K. operation's plan and will record the effect of the remeasurement in the third quarter of 2013.

Concurrent with our announcements concerning our defined benefit pension plan amendments, we announced an amendment to increase the benefits under our 401(k) plan effective January 1, 2014, wherein we will increase benefits to match dollar-for dollar up to 5.0 percent of participants' earnings. Also effective January 1, 2014, we will establish a new component of the 401(k) plan wherein we will make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees. In addition, a separate transition contribution will be made for eligible employees who meet certain age and years of service criteria.

Further discussion is included in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2013.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012.

Accounting Developments

In April 2013, the Financial Accounting Standards Board (FASB) issued a proposed Accounting Standards Update (ASU) that would modify the conditions that companies are required to meet to elect the use of the effective yield method of accounting for qualified low income housing tax credit investments. It is expected that early adoption will be permitted and that the amendments in the proposed ASU will be applied retrospectively. The effective date has not been announced. We have not yet quantified the impact on our financial position or results of operations.

In July 2013, the FASB issued a proposed ASU on insurance contracts that is intended to bring greater consistency to the accounting for contracts that transfer significant risk between parties and would require a current measure of insurance contracts, including the use of updated assumptions and discounting. The proposed ASU, which would supersede existing guidance on accounting for insurance contracts, calls for retrospective application and would prohibit early adoption. The proposal does not specify an effective date, but instead requests feedback on the appropriate timing.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for additional information on new accounting standards and the impact, if any, on our financial position or results of operations.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Revenue
Premium Income	$1,905.8	(1.1)%	$1,927.6	$3,836.7	(0.3)%	$3,849.5
Net Investment Income	626.1	(1.2)	633.5	1,247.2	(0.5)	1,253.0
Net Realized Investment Gain (Loss)	13.3	N.M.	(2.1)	23.6	129.1	10.3
Other Income	56.7	(3.7)	58.9	119.2	2.4	116.4
Total Revenue	2,601.9	(0.6)	2,617.9	5,226.7	—	5,229.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,661.8	(1.3)	1,683.2	3,310.3	(1.1)	3,346.1
Commissions	220.8	(4.3)	230.8	459.0	(0.9)	463.1
Interest and Debt Expense	37.3	6.0	35.2	74.4	5.2	70.7
Deferral of Acquisition Costs	(113.3)	(4.9)	(119.2)	(231.5)	(2.2)	(236.6)
Amortization of Deferred Acquisition Costs	101.3	2.1	99.2	225.1	13.3	198.6
Compensation Expense	194.9	(0.3)	195.4	392.5	(2.4)	402.3
Other Expenses	187.6	(4.7)	196.9	381.6	0.8	378.6
Total Benefits and Expenses	2,290.4	(1.3)	2,321.5	4,611.4	(0.2)	4,622.8

Income Before Income Tax	311.5	5.1	296.4	615.3	1.5	606.4
Income Tax	92.9	16.1	80.0	184.1	4.5	176.1

Net Income	$218.6	1.0	$216.4	$431.2	0.2	$430.3
N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens as occurred during the second quarter and first six months of 2013, translating pounds into dollars decreases current period results relative to the prior periods. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.537 and 1.571 for the three months ended June 30, 2013 and 2012, respectively, and 1.543 and 1.571 for the six months ended June 30, 2013 and 2012, respectively. If the 2012 results for our U.K. operations had been translated at the lower exchange rates of the second quarter and first six months of 2013, our operating revenue and operating income by segment would have been lower by approximately $6.5 million and $0.6 million, respectively, in the second quarter of 2012 and approximately $9.4 million and $1.2 million, respectively, in the first six months of 2012. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the second quarter and first six months of 2013 declined slightly relative to the same periods of 2012. Although we experienced premium growth in our Unum US and Colonial Life segments, the level of growth remains below our long-term expectations, as we continue to experience pressure on premium growth in many of our product lines due to the slow economic recovery, low levels of employment growth, and the competitive environment. Offsetting the growth in premium income in Unum US and Colonial Life is a decline in premium income in Unum UK due to the reinsurance agreements we entered into effective January 1, 2013 to cede a portion of our group life business. Premium income also continues to decline, as expected, in our Closed Block segment. Further discussion of premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income was slightly lower in the second quarter and first six months of 2013 relative to the same periods of 2012 due primarily to a decrease in yield on invested assets and lower income on our Unum UK inflation index-linked bonds, partially offset by a higher level of invested assets. Although investment income on an individual operating segment level exhibited some volatility from miscellaneous investment income when compared to prior year periods, consolidated investment income from bond calls, fee income, prepayment income on mortgage-backed securities, and private equity partnership investments declined only slightly in the second quarter of 2013 relative to last year's second quarter and was generally consistent with the prior year on a year-to-date basis.

We recognized a net realized investment gain of $13.3 million and a loss of $2.1 million in the second quarter of 2013 and 2012, respectively, and realized gains of $23.6 million and $10.3 million in the first six months of 2013 and 2012, respectively. Included in these amounts is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized gain of $12.4 million and a loss of $3.3 million in the second quarter of 2013 and 2012, respectively, and realized gains of $18.8 million and $9.0 million in the first six months of 2013 and 2012, respectively. We recognized no impairment losses during the second quarter of 2013 or 2012, and impairment losses recognized during the first six months of 2013 and 2012 were minimal.

The underlying risk results for the majority of our lines of business were generally consistent with or slightly favorable to the prior year periods, with a consolidated benefit ratio of 87.2 percent and 86.3 percent in the second quarter and first six months of 2013, respectively, compared to 87.3 percent and 86.9 percent in the same periods of 2012. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the second quarter and first six months of 2013 was higher than the same periods of 2012 due primarily to the issuance of $250.0 million of debt in August 2012, offset partially by lower interest expense on our floating rate debt and the purchase and retirement of the debt held by Tailwind Holdings, LLC (Tailwind Holdings) in January 2013.

The deferral of acquisition costs in the second quarter and first six months of 2013 was lower than the same periods of 2012 due to a lower level of sales. The amortization of acquisition costs was generally consistent in the second quarter of 2013 compared to the second quarter of 2012 but was higher in the first six months of 2013 than in the same period of 2012 due primarily to higher amortization in our Unum US supplemental and voluntary product line driven by a higher level of unfavorable policy terminations relative to assumptions for certain issue years within certain of our product lines.

Other expenses, including compensation expense, were lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due to our continued focus on operating effectiveness and expense management. Also, as a result of the June 2013 plan amendments which we announced for our U.S. defined benefit pension plans, the amortization of our net actuarial loss, which is excluded from our operating results by segment but is reported in other expenses at the consolidated level, was slightly lower in the second quarter of 2013 and will be lower for the remainder of 2013 as compared to the amortization in the first six months of 2013 and in 2012. The quarterly amortization of our net actuarial loss will be approximately $2.7 million before tax during the remainder of 2013. For further discussion, see Note 8 in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Our effective income tax rates for the second quarter and first six months of 2013 were higher relative to the same periods of 2012 due primarily to the second quarter of 2012 release of a tax liability of $11.0 million related to unrecognized tax benefits. In July 2013, an income tax rate reduction was enacted which reduces the tax rate in the U.K. from the current rate of 23 percent to 21 percent effective April 2014 and 20 percent effective April 2015. We will adjust deferred tax assets and liabilities through income in the third quarter of 2013 to reflect the impact of the rate changes on our net deferred tax liability related to our U.K. operations.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue," "operating income" or "operating loss," and "after-tax operating income" differ from revenue, income before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of realized investment gains or losses and non-operating retirement-related gains or losses as specified in the reconciliation below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. Certain components of the net periodic benefit cost for our pensions and other postretirement benefit plans, namely the amortization of prior period actuarial gains or losses, are primarily driven by market performance and are not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating Revenue by Segment	$2,588.6	$2,620.0	$5,203.1	$5,218.9
Net Realized Investment Gain (Loss)	13.3	(2.1)	23.6	10.3
Total Revenue	$2,601.9	$2,617.9	$5,226.7	$5,229.2

Operating Income by Segment	$311.1	$310.1	$619.5	$619.3
Net Realized Investment Gain (Loss)	13.3	(2.1)	23.6	10.3
Non-operating Retirement-related Loss	(12.9)	(11.6)	(27.8)	(23.2)
Income Tax	(92.9)	(80.0)	(184.1)	(176.1)
Net Income	$218.6	$216.4	$431.2	$430.3

	Three Months Ended June 30
	2013		2012
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$218.5	$0.82	$225.3	$0.79
Non-operating Retirement-related Loss, Net of Tax	(8.5)	(0.03)	(7.5)	(0.03)
Net Realized Investment Gain (Loss), Net of Tax	8.6	0.03	(1.4)	—
Net Income	$218.6	$0.82	$216.4	$0.76

	Six Months Ended June 30
	2013		2012
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$434.1	$1.62	$438.5	$1.53
Non-operating Retirement-related Loss, Net of Tax	(18.2)	(0.07)	(15.1)	(0.05)
Net Realized Investment Gain, Net of Tax	15.3	0.06	6.9	0.02
Net Income	$431.2	$1.61	$430.3	$1.50

* Assuming Dilution

Consolidated Sales Results

Shown below are sales results for our three major business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Unum US	$131.4	(18.7)%	$161.6	$328.9	(7.7)%	$356.5

Unum UK	£14.2	(7.2)	£15.3	£24.7	(29.2)	£34.9

Colonial Life	$84.1	(2.0)	$85.8	$151.7	(3.3)	$156.9

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income	$1,131.5	1.5%	$1,115.0	$2,271.2	2.0%	$2,227.0
Net Investment Income	231.1	(2.4)	236.9	466.8	(1.8)	475.5
Other Income	32.1	4.6	30.7	68.8	11.3	61.8
Total	1,394.7	0.9	1,382.6	2,806.8	1.5	2,764.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	814.7	1.3	804.4	1,622.6	0.7	1,610.6
Commissions	122.7	(5.4)	129.7	258.6	(0.2)	259.0
Interest and Debt Expense	—	(100.0)	0.3	0.1	(83.3)	0.6
Deferral of Acquisition Costs	(60.2)	(6.4)	(64.3)	(124.2)	(1.6)	(126.2)
Amortization of Deferred Acquisition Costs	54.8	3.0	53.2	131.5	23.1	106.8
Other Expenses	248.7	0.9	246.6	496.1	0.2	494.9
Total	1,180.7	0.9	1,169.9	2,384.7	1.7	2,345.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$214.0	0.6	$212.7	$422.1	0.8	$418.6

Operating Ratios (% of Premium Income):
Benefit Ratio	72.0%		72.1%	71.4%		72.3%
Other Expense Ratio	22.0%		22.1%	21.8%		22.2%
Before-tax Operating Income Ratio	18.9%		19.1%	18.6%		18.8%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$394.8	(0.8)%	$397.8	$787.5	(0.7)%	$793.3
Group Short-term Disability	129.1	9.2	118.2	260.1	10.3	235.9
Total Premium Income	523.9	1.5	516.0	1,047.6	1.8	1,029.2
Net Investment Income	137.7	(3.0)	142.0	279.2	(3.5)	289.4
Other Income	22.7	(1.7)	23.1	50.5	8.4	46.6
Total	684.3	0.5	681.1	1,377.3	0.9	1,365.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	439.6	0.6	436.8	881.0	1.0	872.5
Commissions	40.7	1.0	40.3	84.3	4.5	80.7
Interest and Debt Expense	—	(100.0)	0.3	0.1	(83.3)	0.6
Deferral of Acquisition Costs	(6.9)	19.0	(5.8)	(13.6)	14.3	(11.9)
Amortization of Deferred Acquisition Costs	5.2	15.6	4.5	10.4	19.5	8.7
Other Expenses	132.7	(1.4)	134.6	264.2	(2.0)	269.5
Total	611.3	0.1	610.7	1,226.4	0.5	1,220.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$73.0	3.7	$70.4	$150.9	4.0	$145.1

Operating Ratios (% of Premium Income):
Benefit Ratio	83.9%		84.7%	84.1%		84.8%
Other Expense Ratio	25.3%		26.1%	25.2%		26.2%
Before-tax Operating Income Ratio	13.9%		13.6%	14.4%		14.1%

Premium Persistency:
Group Long-term Disability				88.5%		91.7%
Group Short-term Disability				88.5%		89.8%

Case Persistency:
Group Long-term Disability				88.3%		88.3%
Group Short-term Disability				87.6%		87.8%

Premium income increased in the second quarter and first six months of 2013 compared to the same periods of 2012, with growth from rate increases partially offset by a decline in premium persistency as well as lower sales during the first six months of 2013. As previously discussed, the slow economic recovery, low levels of employment growth, and the competitive environment continue to pressure our premium income growth, including growth from existing customers. Net investment income declined in the second quarter and first six months of 2013 relative to the same periods of 2012 due to a decrease in the level of invested assets, a decline in yield on invested assets, and lower bond call premiums. Other income for the second quarter and first six months of 2013 included fees from administrative services products of $19.5 million and $40.3 million, respectively, compared to $20.1 million and $40.7 million in the same periods of 2012. Also included in other income for the first six months of 2013 is a gain of $4.0 million on the purchase and retirement in January 2013 of the debt issued by Tailwind Holdings.

Risk results were favorable in the second quarter and first six months of 2013 compared to the same periods of 2012 due to favorable group short-term disability claim incidence and claim prevalence rates, partially offset by a higher average weekly indemnity. Group long-term disability risk results were less favorable in the second quarter and first six months of 2013 relative to the same periods of 2012 due primarily to the decrease in the discount rate which we implemented during the third quarter of 2012 for new claim incurrals as well as unfavorable mortality rates, partially offset by favorable claim incidence rates.

The deferral of acquisition costs was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due to an increase in deferrable expenses. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to growth in the level of the deferred asset. The other expense ratio was lower in the second quarter and first six months of 2013 relative to the same periods of 2012 due primarily to higher premium income and our continued focus on operating effectiveness and expense management relative to our premium income levels.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Life	$303.6	3.2%	$294.2	$605.8	3.1%	$587.8
Accidental Death & Dismemberment	30.2	5.2	28.7	61.1	7.2	57.0
Total Premium Income	333.8	3.4	322.9	666.9	3.4	644.8
Net Investment Income	35.1	(8.1)	38.2	70.8	(3.1)	73.1
Other Income	0.4	—	0.4	0.9	—	0.9
Total	369.3	2.2	361.5	738.6	2.8	718.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	237.3	2.2	232.2	472.6	1.9	463.9
Commissions	27.2	5.0	25.9	55.6	6.7	52.1
Deferral of Acquisition Costs	(5.7)	14.0	(5.0)	(11.4)	12.9	(10.1)
Amortization of Deferred Acquisition Costs	3.6	9.1	3.3	7.7	14.9	6.7
Other Expenses	49.6	3.8	47.8	98.9	2.5	96.5
Total	312.0	2.6	304.2	623.4	2.3	609.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$57.3	—	$57.3	$115.2	5.0	$109.7

Operating Ratios (% of Premium Income):
Benefit Ratio	71.1%		71.9%	70.9%		71.9%
Other Expense Ratio	14.9%		14.8%	14.8%		15.0%
Before-tax Operating Income Ratio	17.2%		17.7%	17.3%		17.0%

Premium Persistency:
Group Life				89.1%		91.6%
Accidental Death & Dismemberment				89.5%		91.3%

Case Persistency:
Group Life				88.3%		88.1%
Accidental Death & Dismemberment				88.3%		88.0%

Premium income was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to growth from prior year sales and rate increases, partially offset by a decline in premium persistency. Net investment income declined in the second quarter and first six months of 2013 compared to the same periods of 2012 due to lower bond call premiums and a decline in yield on invested assets, partially offset by an increase in the level of invested assets.

Risk results were favorable in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to more favorable experience related to the waiver of group life premium benefit. The deferral of acquisition costs was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due to an increase in deferrable expenses. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to growth in the level of the deferred asset. The other expense ratio was generally consistent in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to our continued focus on operating effectiveness and expense management relative to our premium income levels.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$114.3	(3.7)%	$118.7	$234.4	(1.1)%	$237.1
Voluntary Benefits	159.5	1.3	157.4	322.3	2.0	315.9
Total Premium Income	273.8	(0.8)	276.1	556.7	0.7	553.0
Net Investment Income	58.3	2.8	56.7	116.8	3.4	113.0
Other Income	9.0	25.0	7.2	17.4	21.7	14.3
Total	341.1	0.3	340.0	690.9	1.6	680.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	137.8	1.8	135.4	269.0	(1.9)	274.2
Commissions	54.8	(13.7)	63.5	118.7	(5.9)	126.2
Deferral of Acquisition Costs	(47.6)	(11.0)	(53.5)	(99.2)	(4.8)	(104.2)
Amortization of Deferred Acquisition Costs	46.0	1.3	45.4	113.4	24.1	91.4
Other Expenses	66.4	3.4	64.2	133.0	3.2	128.9
Total	257.4	0.9	255.0	534.9	3.6	516.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$83.7	(1.5)	$85.0	$156.0	(4.8)	$163.8

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	53.4%		52.1%	49.7%		51.8%
Voluntary Benefits	48.2%		46.8%	47.3%		47.9%
Other Expense Ratio	24.3%		23.3%	23.9%		23.3%
Before-tax Operating Income Ratio	30.6%		30.8%	28.0%		29.6%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	31.3%		30.8%	28.2%		30.6%

Premium Persistency:
Individual Disability - Recently Issued				90.7%		90.3%
Voluntary Benefits				76.5%		79.4%

Premium income was generally consistent in the second quarter and first six months of 2013 compared to the same periods of 2012, with growth in voluntary benefits offset by a decrease in the individual disability - recently issued product line due to a reinsurance contract entered into during the second quarter of 2013 to cede a small block of individual disability business. Premium persistency in the voluntary benefits product line declined relative to the first six months of the prior year due to a high level of policy terminations. Net investment income was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due to an increase in the level of invested assets, partially offset by a decline in yield.

Risk results for the individual disability - recently issued product line during the second quarter and first six months of 2013 reflect claim experience which was generally consistent with the prior year comparable periods. Impacting the comparability of interest adjusted loss ratios for the individual disability - recently issued line of business in 2013 relative to 2012 were slightly higher reserve increases related to claim inventories in the second quarter of 2013, offset by a release of active life reserves related to the termination of a large inforce policy in the first quarter of 2013. Risk results for voluntary benefits were less favorable in the second quarter of 2013 compared to the same period of 2012 primarily due to the release of active life reserves associated with a voluntary benefits large case customer that terminated the existing individual contracts and bought voluntary group coverage during the second quarter of 2012. Risk results for voluntary benefits were favorable in the first six months of 2013 compared to the same period of 2012 driven by the release of active life reserves associated with higher policy terminations in the first quarter of 2013 than in the second quarter of 2012.

Commissions and deferral of acquisition costs were lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due to a lower level of sales. The amortization of deferred acquisition costs was generally consistent in the second quarter of 2013 compared to the second quarter of 2012 but higher in the first six months of 2013 compared to the same period of 2012 due to a higher level of unfavorable policy terminations relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in the second quarter and first six months of 2013 was higher than the same periods of 2012 primarily due to lower premium income relative to expenses in our individual disability product line.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$32.8	(8.9)%	$36.0	$63.9	(11.0)%	$71.8
Group Short-term Disability	18.7	(20.8)	23.6	34.5	(6.8)	37.0
Group Life	33.6	(25.7)	45.2	67.3	(13.9)	78.2
AD&D	2.9	(40.8)	4.9	6.0	(23.1)	7.8
Subtotal	88.0	(19.8)	109.7	171.7	(11.9)	194.8
Supplemental and Voluntary
Individual Disability - Recently Issued	10.2	(33.3)	15.3	25.4	(15.9)	30.2
Voluntary Benefits	33.2	(9.3)	36.6	131.8	0.2	131.5
Subtotal	43.4	(16.4)	51.9	157.2	(2.8)	161.7
Total Sales	$131.4	(18.7)	$161.6	$328.9	(7.7)	$356.5

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$65.2	(21.5)%	$83.1	$116.7	(17.5)%	$141.5
Large Case Market	22.8	(14.3)	26.6	55.0	3.2	53.3
Subtotal	88.0	(19.8)	109.7	171.7	(11.9)	194.8
Supplemental and Voluntary	43.4	(16.4)	51.9	157.2	(2.8)	161.7
Total Sales	$131.4	(18.7)	$161.6	$328.9	(7.7)	$356.5

Unum US sales were lower in the second quarter and first six months of 2013 compared to the same periods of 2012, with declines in each of our product lines other than a slight increase in year-to-date sales for voluntary benefits. By market sector, sales in our group core market segment were lower in all product lines in the second quarter and first six months of 2013 relative to the same periods of 2012. The number of new accounts added in our group core market segment during the second quarter and first six months of 2013 decreased by approximately 30 percent and 26 percent, respectively, compared to the same periods of 2012. The decrease in core market sales and the number of new accounts was in part due to fewer sales opportunities in the small and mid-size employer market segment during the second quarter and first six months of 2013, which we believe may be temporarily attributable to employers' continued focus on the implementation of healthcare reform.

Sales in the large case market declined in the second quarter of 2013 compared to the prior year period as we continued our disciplined and opportunistic approach to sales growth in the large case market, and although the level of sales in this market segment was higher in the first six months of 2013 compared to the same period of 2012, our new business pricing was within our guidelines. The decrease in sales in our group large case market segment during the second quarter of 2013 compared to the same period of 2012 was due to lower sales of group life and accidental death and dismemberment products. The increase in sales during the first six months of 2013 compared to the same period of 2012 in our group large case market segment was driven primarily by growth in sales to existing customers in the group short-term disability product line. Our sales mix in the first six months of 2013 was approximately 68 percent core market and 32 percent large case market.

Sales of voluntary benefits were lower in the second quarter of 2013 compared to the same period of 2012, with decreases in both core and large case market sales. Sales of voluntary benefits were slightly higher in the first six months of 2013 compared to the same period of 2012, with growth in sales to new customers offset by a decline in sales to existing customers. Although sales to new customers increased, the number of new accounts added in the voluntary benefits product line was lower by 8 percent and 7 percent in the second quarter and first six months of 2013 compared to the same periods of 2012, respectively. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were lower in the second quarter and first six months of 2013 compared to the same periods of 2012, driven by lower sales to existing customers.

We believe that the group core market and voluntary benefits market, which combined together were approximately 76 percent of our Unum US sales for the first six months of 2013, represent significant growth opportunities. We also continue to seek disciplined and opportunistic growth in the group large case and individual disability markets.  While in the short term we expect economic trends, premium rate increases we have implemented for certain of our group products, and the market distraction which we believe has resulted from the implementation of healthcare reform will continue to pressure our sales growth, we believe we are well positioned to expand existing relationships and leverage our brand and market leadership.
Segment Outlook

We believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the slow economic recovery, low levels of employment growth, the competitive environment, and the distraction caused by the implementation of healthcare reform. Although we expect to continue to achieve marginal year-over-year growth in our premium income during 2013 and beyond, opportunities for further premium and sales growth are not expected to re-emerge until the economy improves and employment growth accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond calls and other types of miscellaneous net investment income. Although there was some improvement during the second quarter of 2013, the current interest rate environment has continued to place near-term pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with the price increases throughout 2013. We anticipate that the benefit ratio for our group disability product line for 2013 will generally be consistent with the level of 2012, depending on claim incidence rates and claim discount rates. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent claims management. The unfavorable impact to amortization of deferred acquisition costs which resulted from the policy terminations which we experienced during the first quarter of 2013, particularly in our voluntary benefits product line, stabilized somewhat during the second quarter of 2013. Our amortization may continue to be unfavorably impacted, particularly in our voluntary benefits product line, by higher than expected policy terminations.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$96.3	(5.3)%	$101.7	$194.2	(4.6)%	$203.6
Group Life	26.5	(52.3)	55.5	57.5	(46.9)	108.2
Supplemental and Voluntary	14.8	(7.5)	16.0	29.7	(7.5)	32.1
Total Premium Income	137.6	(20.6)	173.2	281.4	(18.2)	343.9
Net Investment Income	45.4	(7.7)	49.2	76.2	(11.1)	85.7
Other Income	(0.1)	N.M.	—	—	(100.0)	0.1
Total	182.9	(17.8)	222.4	357.6	(16.8)	429.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	115.8	(21.7)	147.9	215.8	(20.5)	271.5
Commissions	8.5	(15.0)	10.0	18.8	(8.7)	20.6
Deferral of Acquisition Costs	(2.4)	(31.4)	(3.5)	(4.7)	(33.8)	(7.1)
Amortization of Deferred Acquisition Costs	3.5	(14.6)	4.1	7.6	(5.0)	8.0
Other Expenses	24.0	(29.2)	33.9	55.3	(18.6)	67.9
Total	149.4	(22.3)	192.4	292.8	(18.9)	360.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$33.5	11.7	$30.0	$64.8	(5.8)	$68.8

Operating Ratios (% of Premium Income):
Benefit Ratio	84.2%		85.4%	76.7%		78.9%
Other Expense Ratio	17.4%		19.6%	19.7%		19.7%
Before-tax Operating Income Ratio	24.3%		17.3%	23.0%		20.0%

Premium Persistency:
Group Long-term Disability				82.0%		84.1%
Group Life				74.0%		82.4%
Supplemental and Voluntary				87.0%		87.0%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred during the second quarter and first six months of 2013 compared to the same periods of 2012, translating pounds into dollars decreases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	£62.7	(2.5)%	£64.3	£125.8	(2.6)%	£129.1
Group Life	17.3	(50.7)	35.1	37.3	(45.6)	68.6
Supplemental and Voluntary	9.6	(4.0)	10.0	19.3	(4.9)	20.3
Total Premium Income	89.6	(18.1)	109.4	182.4	(16.3)	218.0
Net Investment Income	29.6	(4.5)	31.0	49.4	(9.0)	54.3
Other Income	—	(100.0)	0.1	—	(100.0)	0.1
Total	119.2	(15.2)	140.5	231.8	(14.9)	272.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	75.4	(19.2)	93.3	139.9	(18.6)	171.9
Commissions	5.6	(12.5)	6.4	12.2	(6.9)	13.1
Deferral of Acquisition Costs	(1.6)	(27.3)	(2.2)	(3.1)	(31.1)	(4.5)
Amortization of Deferred Acquisition Costs	2.3	(8.0)	2.5	5.0	—	5.0
Other Expenses	15.7	(26.6)	21.4	35.8	(16.9)	43.1
Total	97.4	(19.8)	121.4	189.8	(17.0)	228.6

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£21.8	14.1	£19.1	£42.0	(4.1)	£43.8

Weighted Average Pound/Dollar Exchange Rate	1.537		1.571	1.543		1.571

Premium income was lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to reinsurance agreements we entered into effective January 1, 2013 to cede an additional portion of our group life business. The reinsurance agreements will significantly decrease premium income and benefit payments for group life during 2013 but are expected to reduce volatility in this line of business. Premium growth in the second quarter and first six months of 2013 was also unfavorably impacted by continued pressure on premium persistency resulting from the initiation of premium rate increases, partially offset by an increase in premium income as a result of rate increases in existing customer accounts.

Net investment income declined in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to a decrease in invested asset yields, a decrease in the level of invested assets, and lower income on inflation index-linked bonds, partially offset by higher bond call premiums. We invest in inflation index-linked bonds to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

Group long-term disability risk results were favorable in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to favorable claim incidence and claim recovery rates. Group life risk results were favorable in the second quarter and first six months of 2013 compared to the same periods last year due to lower claims in the retained business.

Supplemental and voluntary risk results were unfavorable in the second quarter of 2013 compared to the same period of 2012 due to unfavorable claim incidence rates in the group critical illness product line but were favorable in the first six months of 2013 compared to the same period of 2012 due to lower claim incidence rates in the group critical illness and individual disability product lines.

The deferral of acquisition costs was lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to a lower level of sales. The amortization of deferred acquisition costs was generally consistent in the second quarter and first six months of 2013 compared to the same periods of 2012. The other expense ratio was lower in the second quarter of 2013 compared to the same period of 2012 due to expense allowances related to the reinsurance agreements and continued expense management initiatives but was consistent on a year-to-date basis relative to the same period of 2012.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Group Long-term Disability	$13.8	2.2%	$13.5	$24.7	—%	$24.7
Group Life	6.8	(25.3)	9.1	11.3	(58.3)	27.1
Supplemental and Voluntary	1.1	(21.4)	1.4	2.1	(30.0)	3.0
Total Sales	$21.7	(9.6)	$24.0	$38.1	(30.5)	$54.8

Sales by Market Sector
Group Disability and Group Life
Core Market (< 500 lives)	$10.6	(2.8)	$10.9	$19.1	(9.0)	$21.0
Large Case Market	10.0	(14.5)	11.7	16.9	(45.1)	30.8
Subtotal	20.6	(8.8)	22.6	36.0	(30.5)	51.8
Supplemental and Voluntary	1.1	(21.4)	1.4	2.1	(30.0)	3.0
Total Sales	$21.7	(9.6)	$24.0	$38.1	(30.5)	$54.8

Sales by Product
Group Long-term Disability	£9.0	4.7%	£8.6	£16.0	1.9%	£15.7
Group Life	4.5	(22.4)	5.8	7.4	(57.2)	17.3
Supplemental and Voluntary	0.7	(22.2)	0.9	1.3	(31.6)	1.9
Total Sales	£14.2	(7.2)	£15.3	£24.7	(29.2)	£34.9

Sales by Market Sector
Group Disability and Group Life
Core Market (< 500 lives)	£6.9	(1.4)	£7.0	£12.4	(7.5)	£13.4
Large Case Market	6.6	(10.8)	7.4	11.0	(43.9)	19.6
Subtotal	13.5	(6.3)	14.4	23.4	(29.1)	33.0
Supplemental and Voluntary	0.7	(22.2)	0.9	1.3	(31.6)	1.9
Total Sales	£14.2	(7.2)	£15.3	£24.7	(29.2)	£34.9

Sales in Unum UK's group long-term disability product line were higher during the second quarter and first six months of 2013 compared to the same periods of 2012, driven by increased sales in the core market segment. Group life sales were lower in the second quarter and first six months of 2013 compared to the same periods of 2012 in both the core and large case market segments, due in part to pricing discipline and the initiation of rate increases on new business. Group life sales also declined relative to last year's periods due to our discontinuance of new sales of certain of our group life product lines during the third quarter of 2012. Supplemental and voluntary sales were lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to lower sales in our group critical illness product line during the second quarter of 2013 and lower year-to-date sales in our individual disability product line. We define the core market segment for Unum UK to be employee groups with fewer than 500 lives.

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

In our group life business, we continue to implement rate increases, and we discontinued offering new business for certain group life product lines in 2012. We believe profit margins will improve as a result of these actions. We also expect group life premium income may decline as a result of these actions and a shift in business mix, but through the first six months of 2013, the increase to premium income from rate increases has offset the impact of policy terminations. As previously noted, we entered into reinsurance agreements effective January 1, 2013 to cede an additional portion of our group life business. These reinsurance agreements will significantly decrease premium income and benefit payments throughout 2013 but are expected to continue to reduce volatility in our group life line of business.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$184.7	2.7%	$179.8	$369.5	2.6%	$360.0
Life	55.3	5.5	52.4	110.1	5.8	104.1
Cancer and Critical Illness	67.9	4.9	64.7	135.4	4.9	129.1
Total Premium Income	307.9	3.7	296.9	615.0	3.7	593.2
Net Investment Income	34.3	0.9	34.0	74.0	6.3	69.6
Other Income	0.1	—	0.1	0.1	(50.0)	0.2
Total	342.3	3.4	331.0	689.1	3.9	663.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	160.3	2.9	155.8	321.6	3.7	310.2
Commissions	62.5	(1.3)	63.3	126.5	(0.6)	127.2
Deferral of Acquisition Costs	(50.7)	(1.4)	(51.4)	(102.6)	(0.7)	(103.3)
Amortization of Deferred Acquisition Costs	43.0	2.6	41.9	86.0	2.6	83.8
Other Expenses	56.1	4.3	53.8	111.1	3.1	107.8
Total	271.2	3.0	263.4	542.6	3.2	525.7

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$71.1	5.2	$67.6	$146.5	6.7	$137.3

Operating Ratios (% of Premium Income):
Benefit Ratio	52.1%		52.5%	52.3%		52.3%
Other Expense Ratio	18.2%		18.1%	18.1%		18.2%
Before-tax Operating Income Ratio	23.1%		22.8%	23.8%		23.1%

Persistency:
Accident, Sickness, and Disability				75.8%		74.6%
Life				85.5%		84.9%
Cancer and Critical Illness				83.9%		84.0%

Premium income increased in the second quarter and first six months of 2013 relative to the same periods of 2012 driven by continued favorable persistency. Net investment income was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to continued growth in the level of invested assets. Net investment income in first six months of 2013 also includes higher income from bond call premiums and private equity partnership investments relative to the same period of 2012.

Overall risk results were slightly favorable in the second quarter of 2013 compared to the same period of 2012, with more favorable claim experience in the accident, sickness, and disability product line as well as the life product line. The cancer and critical illness risk results were less favorable in the second quarter of 2013 compared to the same period of 2012 due to higher incurred claim experience in the cancer product line as well as higher reserve changes. Overall risk results in the first six months of 2013 were generally consistent with the same period of 2012, with favorable risk results in the accident, sickness, and disability product line and in the life product line offset by less favorable risk results in our cancer and critical illness line of business.

In the second quarter and first six months of 2013, commissions and the deferral of acquisition costs were slightly lower than the same periods of 2012 due to a lower level of sales. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 primarily due to an increase in the level of the deferred asset. The increase in other expenses in the second quarter and first six months of 2013 compared to the same periods of 2012 was generally consistent with the increase in premium income, resulting in a fairly level other expense ratio.
Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Accident, Sickness, and Disability	$54.5	(3.9)%	$56.7	$98.4	(4.7)%	$103.2
Life	15.8	(1.3)	16.0	29.3	(1.7)	29.8
Cancer and Critical Illness	13.8	5.3	13.1	24.0	0.4	23.9
Total Sales	$84.1	(2.0)	$85.8	$151.7	(3.3)	$156.9

Sales by Market Sector
Commercial
Core Market (<1,000 lives)	$58.6	(1.8)%	$59.7	$109.4	(2.8)%	$112.5
Large Case Market	9.6	(9.4)	10.6	15.3	(4.4)	16.0
Subtotal	68.2	(3.0)	70.3	124.7	(3.0)	128.5
Public Sector	15.9	2.6	15.5	27.0	(4.9)	28.4
Total Sales	$84.1	(2.0)	$85.8	$151.7	(3.3)	$156.9
Colonial Life's sales were lower in the second quarter and first six months of 2013 relative to the same periods of 2012 due to a decrease in new account sales. Commercial market sales declined in the second quarter and first six months of 2013 compared to the same periods of 2012, with declines in both our core commercial market, which we define as accounts with fewer than 1,000 lives, and large case market sales. We believe the decrease in core commercial market sales, particularly in the small employer segment, may be partially attributable to employers' focus on the implementation of healthcare reform. Total public sector market sales increased in the second quarter but declined in the first six months of 2013 compared to the same periods of 2012. The number of new accounts decreased 21.0 percent and 19.0 percent, respectively, in the second quarter and first six months of 2013 compared to the same periods of 2012, while the average new case size increased 9.1 percent and 10.2 percent, respectively.
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

Premium growth has remained positive during the first half of 2013 due primarily to continued favorable persistency. We expect our sales momentum to improve during the second half of 2013, further contributing to continued premium growth. We expect volatility in net investment income to continue in 2013 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We believe that strong profit margins will continue, and we expect our overall benefit ratio in 2013 to remain generally consistent with the level of 2012.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability	$170.6	(7.6)%	$184.6	$352.4	(5.2)%	$371.8
Long-term Care	157.8	0.6	156.9	316.6	1.4	312.1
All Other	0.4	(60.0)	1.0	0.1	(93.3)	1.5
Total Premium Income	328.8	(4.0)	342.5	669.1	(2.4)	685.4
Net Investment Income	316.1	3.8	304.5	629.2	3.8	606.1
Other Income	23.8	(10.5)	26.6	47.9	(8.8)	52.5
Total	668.7	(0.7)	673.6	1,346.2	0.2	1,344.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	571.0	(0.7)	575.1	1,150.3	(0.3)	1,153.8
Commissions	27.1	(2.5)	27.8	55.1	(2.1)	56.3
Interest and Debt Expense	2.1	(22.2)	2.7	4.3	(20.4)	5.4
Other Expenses	38.9	(8.0)	42.3	79.6	(8.9)	87.4
Total	639.1	(1.4)	647.9	1,289.3	(1.0)	1,302.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$29.6	15.2	$25.7	$56.9	38.4	$41.1

Interest Adjusted Loss Ratios:
Individual Disability	82.7%		82.7%	82.1%		82.9%
Long-term Care	90.1%		87.8%	89.8%		89.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio	11.8%		12.4%	11.9%		12.8%
Before-tax Operating Income Ratio	9.0%		7.5%	8.5%		6.0%

Premium Persistency:
Individual Disability				92.2%		92.9%
Long-term Care				95.5%		95.8%

Total premium income decreased in the second quarter and first six months of 2013 compared to the same periods of 2012, with lower individual disability premium income partially offset by higher long-term care premium income. The decrease in individual disability premium income was due to expected policy terminations and maturities in this closed line of business. The increase in long-term care premium income was due to issuances of group long-term care certificates on inforce cases and the implementation of rate increases on certain of our long-term care policies. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to higher asset levels. An increase in income from bond calls also contributed to the increase in net investment income in the second quarter of 2013 relative to the second quarter of 2012. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to a lower level of tax-related reimbursements received by us from the ceding companies and lower investment income in the portfolios held by the ceding companies.

Individual disability risk results for the second quarter of 2013 were generally consistent with the same period of 2012 and were favorable for the first six months of 2013 compared to the same period of 2012 due primarily to lower paid claims, partially offset by less favorable incidence and claim recovery rates. Long-term care risk results were generally consistent in the first six months of 2013 compared to the same period of 2012 but were unfavorable in the second quarter of 2013 relative to last year's second quarter due to an increase in the level of submitted claims and slightly higher group long-term care persistency driving higher active life reserve changes.

Interest and debt expense in the second quarter and first six months of 2013 was lower than the same periods of 2012 due primarily to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest. The other expense ratio was lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to a decrease in selling and underwriting costs driven by our discontinuance of the sale of group long-term care in 2012 and our continued focus on operating effectiveness and expense management.

Segment Outlook

We expect that this segment may experience volatility in net investment income due to the volatility of bond call premiums relative to historical levels. We expect that operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates to continue to be issued where we are required to do so under the terms of existing group policies. Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility, particularly in the near-term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Net Investment Income	$(0.8)	(109.0)%	$8.9	$1.0	(93.8)%	$16.1
Other Income	0.8	(46.7)	1.5	2.4	33.3	1.8
Total	—	(100.0)	10.4	3.4	(81.0)	17.9

Expenses
Interest and Debt Expense	35.2	9.3	32.2	70.0	8.2	64.7
Other Expenses	1.9	(53.7)	4.1	4.2	N.M.	(0.3)
Total	37.1	2.2	36.3	74.2	15.2	64.4

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(37.1)	(43.2)	$(25.9)	$(70.8)	(52.3)	$(46.5)

N.M. = not a meaningful percentage

Net investment income was lower in the second quarter and first six months of 2013 compared to the same periods of 2012 due to a decrease in investment income attributable to tax credit partnerships, lower short-term interest rates, and a decrease in yield on assets, partially offset by higher bond call premiums and higher income from private equity partnership investments. The negative impact on net investment income and operating income by segment due to the higher level of investment in tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and debt expense was higher in the second quarter and first six months of 2013 compared to the same periods of 2012 due primarily to the issuance of $250.0 million senior notes in August 2012 partially offset by a lower rate of interest on floating-rate debt. Other expenses were lower in the second quarter of 2013 compared to the same period of 2012 due primarily to an impairment of a long-lived fixed asset which was recognized in the second quarter of 2012. Other expenses were higher in the first six months of 2013 compared to the same period of 2012 due primarily to less favorable expense accruals.
Segment Outlook

We expect the quality of our investment portfolio to remain strong. The impact on net investment income due to the higher level of investment in tax credit partnerships is likely to continue to negatively impact net investment income for our Corporate segment throughout 2013, resulting in a higher operating segment loss for Corporate. However, this is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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
Investment Results

Net investment income was slightly lower in the second quarter and first six months of 2013 relative to the same periods of 2012 due primarily to a decrease in yield on invested assets and lower income on our Unum UK inflation index-linked bonds, partially offset by a higher level of invested assets. Although investment income on an individual operating segment level exhibited some volatility from miscellaneous investment income when compared to prior year periods, consolidated investment income from bond calls, fee income, prepayment income on mortgage-backed securities, and private equity partnership investments declined only slightly in the second quarter of 2013 relative to last year's second quarter and on a year-to-date basis was generally consistent with the prior year.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.35 percent as of June 30, 2013, compared to a yield of 6.47 percent as of December 31, 2012. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. As previously noted, cash flows from the in-force asset and liability portfolios are projected at varying interest rate levels to obtain a range of projected cash flows under different interest rate scenarios.  To assess the impact of a duration mismatch which may occur under the different interest rate scenarios, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rates embedded in the reserves.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Fixed Maturity Securities
Gross Gains on Sales	$2.6	$3.5	$9.2	$9.4
Gross Losses on Sales	(1.6)	(1.7)	(7.1)	(6.7)
Other-Than-Temporary Impairment Loss	—	—	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.4	—	9.0	—
Impairment Loss	—	—	(1.0)	(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	12.4	(3.3)	18.8	9.0
Other Derivatives	(0.2)	—	(0.5)	—
Foreign Currency Transactions	(1.3)	(0.6)	(4.0)	(0.9)
Net Realized Investment Gain (Loss)	$13.3	$(2.1)	$23.6	$10.3

We had no individual realized investment losses of $10.0 million or greater from either other-than-temporary impairments or the sale of fixed-maturity securities during the second quarter or first six months of 2013 or 2012.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during the second quarter and first six months of 2013 and 2012 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(65.1) million at June 30, 2013, compared to $(83.9) million at December 31, 2012, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:
Fixed Maturity Securities - By Industry Classification
As of June 30, 2013

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,537.5	$164.8	$628.4	$40.5	$1,909.1	$205.3
Capital Goods	3,780.2	363.9	508.8	21.1	3,271.4	385.0
Communications	2,856.4	358.6	302.9	14.0	2,553.5	372.6
Consumer Cyclical	1,184.5	114.9	185.2	9.8	999.3	124.7
Consumer Non-Cyclical	5,800.1	624.9	852.8	49.8	4,947.3	674.7
Energy (Oil & Gas)	3,753.2	492.7	353.4	14.6	3,399.8	507.3
Financial Institutions	3,374.7	262.0	230.3	12.3	3,144.4	274.3
Mortgage/Asset-Backed	1,857.0	217.7	36.7	2.3	1,820.3	220.0
Sovereigns	1,355.4	171.8	30.3	2.1	1,325.1	173.9
Technology	1,147.7	83.6	377.6	19.6	770.1	103.2
Transportation	1,381.3	177.4	109.5	6.0	1,271.8	183.4
U.S. Government Agencies and Municipalities	2,959.9	358.5	363.0	30.8	2,596.9	389.3
Public Utilities	10,568.2	1,263.7	810.2	46.4	9,758.0	1,310.1
Redeemable Preferred Stocks	38.1	5.1	—	—	38.1	5.1
Total	$42,594.2	$4,659.6	$4,789.1	$269.3	$37,805.1	$4,928.9

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2013 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2013. The increase in the unrealized loss on both investment-grade and below-investment-grade fixed maturity securities during the second quarter of 2013 was due primarily to an increase in U.S. Treasury rates which occurred during the period. We held no fixed maturity securities at June 30, 2013 with a gross unrealized loss of $10.0 million or greater.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$176.6	$9.7	$3.9	$0.7	$11.2
> 90 <= 180 days	12.6	6.3	0.4	0.4	4.1
> 180 <= 270 days	12.3	0.4	0.4	0.9	0.7
> 270 days <= 1 year	0.1	0.1	0.3	—	7.8
> 1 year <= 2 years	1.7	0.5	0.2	9.3	31.9
> 2 years <= 3 years	3.4	3.3	5.9	8.9	0.2
> 3 years	9.1	7.5	12.3	17.8	28.8
Total	$215.8	$27.8	$23.4	$38.0	$84.7
Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$33.3	$3.0	$0.3	$4.1	$7.6
> 90 <= 180 days	1.6	0.4	1.4	3.9	6.2
> 180 <= 270 days	—	0.6	2.6	5.4	4.4
> 270 days <= 1 year	0.5	0.3	2.5	3.9	3.0
> 1 year <= 2 years	3.9	4.9	6.8	4.5	17.8
> 2 years <= 3 years	1.2	1.0	6.2	9.4	8.2
> 3 years	12.7	8.0	12.5	20.7	35.6
Sub-total	53.2	18.2	32.3	51.9	82.8

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	1.1	0.3

Total	$53.5	$18.5	$32.6	$53.0	$83.1

At June 30, 2013, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At June 30, 2013, we held $207.6 million fair value ($200.1 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At June 30, 2013, our mortgage/asset-backed securities had an average life of 4.5 years, effective duration of 3.9 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2013, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,064.8 million and $3,139.6 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

We do not have foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries, no unfunded commitments to issuers domiciled in these countries, and have not used credit derivatives to hedge our exposure or to sell credit protection. We have no investments in issuers domiciled in Greece as of June 30, 2013. Our previous holding domiciled in Greece changed its domicile to Switzerland during the second quarter of 2013.

European Fixed Maturity Securities Exposure - By Country
As of June 30, 2013

(in millions of dollars)
	Fair Value	Amortized Cost
Ireland	$130.1	$131.6
Italy	231.5	230.7
Portugal	47.7	45.6
Spain	238.9	221.1
Total	$648.2	$629.0

Discussion on our exposure to each country is as follows:
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of June 30, 2013, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the six months ended June 30, 2013.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given its political and recessionary pressures. As of June 30, 2013, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the six months ended June 30, 2013.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may be required. As of June 30, 2013, our holding domiciled in Portugal is a geographically diversified utility company that was downgraded to below-investment-grade during the first quarter of 2012. As of June 30, 2013, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.
Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of a certain United Kingdom subsidiary of a Spanish financial institution. We believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, recessionary pressures, and potential regional secession issues. All but one of our Spanish domiciled securities were rated investment-grade as of June 30, 2013, and all were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the six months ended June 30, 2013.

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

Mortgage Loans

Our mortgage loan portfolio was $1,735.3 million and $1,712.7 million on an amortized cost basis at June 30, 2013 and December 31, 2012, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at June 30, 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million. We held two mortgage loans at December 31, 2012 which were considered impaired and were carried at the estimated net realizable value of $17.4 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, currency, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $0.3 million at June 30, 2013. We held $0.3 million of cash collateral from our counterparties at June 30, 2013. The carrying value of fixed maturity securities posted as collateral to our counterparties was $79.8 million at June 30, 2013. We had no cash collateral posted to our counterparties at June 30, 2013. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $53.5 million and $63.3 million on a fair value basis at June 30, 2013 and December 31, 2012, respectively.

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

We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We made a voluntary contribution of $50.0 million to our U.S. qualified defined benefit plan during the second quarter of 2013. We do not expect to make additional contributions during the remainder of 2013. We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £1.2 million during the first six months of 2013, and we expect to make additional required contributions of approximately £1.4 million during the remainder of 2013.

In June 2013, we announced plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminate all future service accruals subsequent to December 31, 2013 for active employees in these plans, we were required to remeasure the benefit obligations of our U.S. plans during the second quarter of 2013, which decreased our net pension liability $327.4 million, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. In June 2013, we also communicated plans to amend the defined benefit pension plan for employees in our U.K. operation to freeze participation and benefit accruals effective December 31, 2013. Consistent with U.K. regulatory requirements, this communication initiated a formal 60 day consultation process with U.K. plan participants. If approved, we will remeasure the benefit obligation for our U.K. operation's plan and will record the effect of the remeasurement in the third quarter of 2013.

Concurrent with our announcements concerning our defined benefit pension plan amendments, we announced an amendment to increase the benefits under our 401(k) plan effective January 1, 2014 wherein we will increase benefits under the 401(k) plan to match dollar-for dollar up to 5.0 percent of participants' earnings. Also effective January 1, 2014, we will establish a new component of the 401(k) plan wherein we will make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees. In addition, a separate transition contribution will be made for eligible employees who meet certain age and years of service criteria.

We have estimated our future funding requirements under the Pension Protection Act of 2006, also considering the effects of the retirement benefit changes described herein, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our plan amendments.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured notes issued by Tailwind Holdings, resulting in a before-tax gain of $4.0 million.

In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $356.6 million at June 30, 2013. During the first six months of 2013, we repurchased 7.3 million shares at a cost of $193.5 million, including commissions.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $597 million and $805 million at June 30, 2013 and December 31, 2012, respectively. The June 30, 2013 balance, of which $170 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of two years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $448.3 million for the first six months of 2013, compared to $679.1 million in the same period of 2012. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows also included contributions of $54.2 million and $57.3 million to our defined benefit pension plans in the first six months of 2013 and 2012, respectively.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash provided by investing activities was $174.8 million for the first six months of 2013, compared to net cash used by investing activities of $520.9 million in the same period of 2012.

Proceeds from sales of fixed maturity securities increased in the first six months of 2013 compared to the same period in 2012 due to the sale of certain securities that no longer met our investment objectives. Proceeds from maturities of fixed maturity securities were lower in the first six months of 2013 compared to the same period in 2012 primarily due to a decrease in proceeds from scheduled maturities and prepayments on mortgage-backed securities, partially offset by an increase in proceeds from scheduled redemption payments on fixed maturity securities.

Proceeds from sales and maturities of other investments were higher in the first six months of 2013 compared to the same period in 2012 primarily due to an increase in distributions received from our private equity partnerships and an increase in mortgage loan principal payments, partially offset by a decrease in proceeds received from derivatives used in our cash flow hedging programs.

Purchases of fixed maturity securities were slightly lower in the first six months of 2013 compared to the same period in 2012 because there were fewer available fixed maturity securities in which to invest that currently meet our investment objectives.

Purchases of other investments decreased in the first six months of 2013 compared to the same period in 2012 due primarily to a decrease in funding of tax credit partnerships and mortgage loans.

Net sales of short-term investments increased in the first six months of 2013 compared to the same period in 2012 due to a significant amount of collateral returned to our counterparties associated with our securities lending program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $652.6 million in the first six months of 2013, compared to $236.8 million in the same period of 2012.

The balance outstanding under our securities lending program decreased by $302.2 million in the first six months of 2013 and increased by $154.8 million in the first six months of 2012.

During the first quarter of 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million. Tailwind Holdings also made principal payments of $5.0 million on these notes during the first six months of 2012

During the first six months of 2013 and 2012, Northwind Holdings made principal payments of $30.0 million and $29.2 million, respectively, on its floating rate, senior secured non-recourse notes.

During the first six months of 2013 and 2012, we repurchased 7.3 million and 13.5 million shares of Unum Group's common stock at a cost of $193.5 million and $300.3 million, respectively. Approximately $3.9 million of the amount repurchased during December 2012 was settled in January 2013.

During the first six months of 2013 and 2012, we paid dividends of $70.4 million and $61.6 million, respectively, to holders of Unum Group's common stock.

See "Debt" contained in this Item 2, and Notes 9 and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1, for further information.
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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and capital adequacy requirements in the United Kingdom, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level above capital adequacy requirements. Effective April 1, 2013, the United Kingdom government abolished the Financial Services Authority (FSA).

Capital adequacy requirements and minimum solvency margins for companies domiciled in the United Kingdom are now governed by the Prudential Regulation Authority (PRA). We do not anticipate that requirements under the PRA will differ materially from those under the FSA and expect Unum Limited to operate above PRA capital adequacy requirements and minimum solvency margins.
Debt

At June 30, 2013, we had short-term debt of $153.6 million, consisting entirely of securities lending agreements, and long-term debt of $2,644.0 million, consisting primarily of senior secured notes and junior subordinated debt securities.

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
Commitments

At June 30, 2013, we had legally binding unfunded commitments of $56.8 million and $3.7 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $48.5 million to fund certain investments in private placement fixed maturity securities, $133.7 million to fund certain private equity partnerships, and $119.8 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. During the first six months of 2013, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt and changes to our defined benefit pension plans as noted herein.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $153.6 million of securities lending agreements outstanding which were collateralized by cash at June 30, 2013 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2013 was $194.6 million, and the maximum amount outstanding at any month end was $292.3 million. In addition, at June 30, 2013, we had $92.9 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2013 was $21.4 million, and the maximum amount outstanding at any month end was $92.9 million.

We had no repurchase agreements outstanding at June 30, 2013, nor did we utilize any repurchase agreements during the first six months of 2013. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

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

On January 30, 2013, AM Best affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On February 11, 2013, Fitch affirmed its A rating of Unum Group's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable." On June 24, 2013, S&P affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the BBB counterparty credit rating for Unum Group. S&P's outlook for all ratings is "stable."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2012. During the first six months of 2013, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2013	70,588	$25.93	70,588	$453,113,707
May 1 - May 31, 2013	2,825,000	27.99	2,825,000	374,044,077
June 1 - June 30, 2013	618,000	28.23	618,000	356,599,590
Total	3,513,588		3,513,588

(1)	The average price paid per share excludes the cost of commissions.

(2)	In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through January 2014.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2013).

Exhibit 3.2	Amended and Restated Bylaws of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 24, 2013).

Exhibit 10.1	Annual Incentive Plan of Unum Group (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 24, 2013).

Exhibit 15	Letter re: Unaudited Interim Financial Information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)
Date: August 6, 2013	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: August 6, 2013	By:	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer