Form 10-Q
period 2013-09-30
Unum Group
filed 2013-11-05
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
261,162,229 shares of the registrant's common stock were outstanding as of October 31, 2013.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	September 30	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $38,187.2; $37,751.5)	$42,597.6	$44,973.0
Mortgage Loans	1,776.1	1,712.7
Policy Loans	3,242.5	3,133.8
Other Long-term Investments	564.5	625.0
Short-term Investments	941.0	1,460.3
Total Investments	49,121.7	51,904.8

Other Assets
Cash and Bank Deposits	63.0	77.3
Accounts and Premiums Receivable	1,650.9	1,632.6
Reinsurance Recoverable	4,870.7	4,842.6
Accrued Investment Income	700.8	694.6
Deferred Acquisition Costs	1,804.9	1,755.5
Goodwill	201.7	201.7
Property and Equipment	508.8	501.6
Income Tax Receivable	31.1	—
Other Assets	632.2	625.4

Total Assets	$59,585.8	$62,236.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2013	2012
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,515.1	$1,484.6
Reserves for Future Policy and Contract Benefits	42,836.8	44,694.4
Unearned Premiums	483.2	426.7
Other Policyholders’ Funds	1,636.0	1,644.9
Income Tax Payable	—	54.2
Deferred Income Tax	186.3	269.4
Short-term Debt	140.5	455.8
Long-term Debt	2,631.3	2,755.4
Other Liabilities	1,486.7	1,838.1

Total Liabilities	50,915.9	53,623.5

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 360,453,150 and 359,751,943 shares	36.0	36.0
Additional Paid-in Capital	2,623.8	2,607.7
Accumulated Other Comprehensive Income	409.6	628.0
Retained Earnings	7,899.7	7,371.6
Treasury Stock - at cost: 99,313,512 and 89,546,758 shares	(2,299.2)	(2,030.7)

Total Stockholders' Equity	8,669.9	8,612.6

Total Liabilities and Stockholders' Equity	$59,585.8	$62,236.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars, except share data)

Revenue
Premium Income	$1,897.3	$1,929.4	$5,734.0	$5,778.9
Net Investment Income	615.5	619.2	1,862.7	1,872.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	(0.8)	—
Other Net Realized Investment Gain (Loss)	(26.1)	21.3	(1.7)	31.6
Net Realized Investment Gain (Loss)	(26.1)	21.3	(2.5)	31.6
Other Income	54.2	58.1	173.4	174.5
Total Revenue	2,540.9	2,628.0	7,767.6	7,857.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,641.6	1,686.9	4,951.9	5,033.0
Commissions	222.6	227.7	681.6	690.8
Interest and Debt Expense	37.4	36.6	111.8	107.3
Deferral of Acquisition Costs	(117.8)	(111.0)	(349.3)	(347.6)
Amortization of Deferred Acquisition Costs	98.6	87.0	323.7	285.6
Compensation Expense	196.2	187.0	588.7	589.3
Other Expenses	178.2	193.4	559.8	572.0
Total Benefits and Expenses	2,256.8	2,307.6	6,868.2	6,930.4

Income Before Income Tax	284.1	320.4	899.4	926.8

Income Tax (Benefit)
Current	69.4	85.5	263.4	126.4
Deferred	9.0	4.7	(0.9)	139.9
Total Income Tax	78.4	90.2	262.5	266.3

Net Income	$205.7	$230.2	$636.9	$660.5

Net Income Per Common Share
Basic	$0.78	$0.83	$2.39	$2.33
Assuming Dilution	$0.78	$0.83	$2.38	$2.32

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)

Net Income	$205.7	$230.2	$636.9	$660.5

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(89.8); $301.7; $(983.8); $494.5)	(151.3)	594.2	(1,854.9)	961.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $169.8; $(213.5); $778.8; $(344.0))	283.1	(430.1)	1,408.8	(683.6)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $5.2; $6.0; $1.9; $5.3)	(8.3)	(10.3)	(4.4)	(8.4)
Change in Foreign Currency Translation Adjustment	68.2	29.4	(0.8)	39.0
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.5; $3.5; $124.9; $11.0)	1.2	6.6	232.9	20.5
Total Other Comprehensive Income (Loss)	192.9	189.8	(218.4)	328.5

Comprehensive Income	$398.6	$420.0	$418.5	$989.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2013	2012
	(in millions of dollars)

Common Stock
Balance at Beginning of Year	$36.0	$35.9
Common Stock Activity	—	0.1
Balance at End of Period	36.0	36.0

Additional Paid-in Capital
Balance at Beginning of Year	2,607.7	2,591.1
Common Stock Activity	16.1	13.1
Balance at End of Period	2,623.8	2,604.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	628.0	461.8
Other Comprehensive Income (Loss)	(218.4)	328.5
Balance at End of Period	409.6	790.3

Retained Earnings
Balance at Beginning of Year	7,371.6	6,611.0
Net Income	636.9	660.5
Dividends to Stockholders (per common share: $0.405; $0.340)	(108.8)	(98.1)
Balance at End of Period	7,899.7	7,173.4

Treasury Stock
Balance at Beginning of Year	(2,030.7)	(1,530.1)
Purchases of Treasury Stock	(268.5)	(400.5)
Balance at End of Period	(2,299.2)	(1,930.6)

Total Stockholders' Equity at End of Period	$8,669.9	$8,673.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2013	2012
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$636.9	$660.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(225.7)	9.0
Change in Deferred Acquisition Costs	(25.6)	(62.0)
Change in Insurance Reserves and Liabilities	465.5	333.8
Change in Income Taxes	(81.9)	151.9
Change in Other Accrued Liabilities	12.5	(24.4)
Non-cash Adjustments to Net Investment Income	(143.2)	(160.7)
Net Realized Investment (Gain) Loss	2.5	(31.6)
Depreciation	63.4	63.5
Other, Net	5.1	13.8
Net Cash Provided by Operating Activities	709.5	953.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	877.0	401.2
Proceeds from Maturities of Fixed Maturity Securities	1,632.5	1,583.6
Proceeds from Sales and Maturities of Other Investments	166.5	112.6
Purchase of Fixed Maturity Securities	(2,808.5)	(2,479.6)
Purchase of Other Investments	(242.4)	(219.4)
Net Sales (Purchases) of Short-term Investments	522.7	(194.6)
Other, Net	(77.0)	(73.7)
Net Cash Provided (Used) by Investing Activities	70.8	(869.9)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	(315.3)	146.0
Issuance of Long-term Debt	—	246.4
Long-term Debt Repayments	(101.2)	(45.6)
Issuance of Common Stock	4.3	4.2
Repurchase of Common Stock	(272.4)	(400.5)
Dividends Paid to Stockholders	(108.8)	(98.1)
Other, Net	(1.2)	0.7
Net Cash Used by Financing Activities	(794.6)	(146.9)

Net Decrease in Cash and Bank Deposits	(14.3)	(63.0)

Cash and Bank Deposits at Beginning of Year	77.3	116.6

Cash and Bank Deposits at End of Period	$63.0	$53.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2013

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

ASC 815 "Derivatives and Hedging"

In July 2013, the FASB issued an update which allows entities to use the Fed Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a benchmark interest rate for hedge accounting purposes. Previously the only acceptable benchmark rates for hedge accounting purposes under GAAP were U.S. Treasury rates and the London Interbank Offered Rate (LIBOR) swap rate. This update reflects the evolution of market hedging practices and is intended to provide more flexibility in hedging interest rate risk. We adopted this update effective July 17, 2013 for qualifying new or redesignated hedging relationships entered into on or after that date.

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
September 30, 2013
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
September 30, 2013
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

	September 30, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,597.6	$42,597.6	$44,973.0	$44,973.0
Mortgage Loans	1,776.1	1,967.8	1,712.7	1,937.1
Policy Loans	3,242.5	3,312.7	3,133.8	3,215.3
Other Long-term Investments
Derivatives	24.5	24.5	81.6	81.6
Equity Securities	15.5	15.5	14.6	14.6
Miscellaneous Long-term Investments	465.4	465.4	455.1	455.1

Liabilities
Policyholders' Funds
Deferred Annuity Products	$634.2	$634.2	$640.1	$640.1
Supplementary Contracts without Life Contingencies	554.2	554.2	535.5	535.5
Long-term Debt	2,631.3	2,827.5	2,755.4	2,968.8
Other Liabilities
Derivatives	142.9	142.9	170.5	170.5
Embedded Derivative in Modified Coinsurance Arrangement	65.4	65.4	83.9	83.9
Unfunded Commitments to Investment Partnerships	41.9	41.9	83.7	83.7

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,014.3 million and $2,912.7 million as of September 30, 2013 and December 31, 2012, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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
September 30, 2013
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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $2,163.9 million and $1,212.0 million as of September 30, 2013 and December 31, 2012, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $663.0 million and $1,756.8 million as of September 30, 2013 and December 31, 2012, respectively, and are assigned a Level 2. Debt instruments which are valued based on unobservable inputs that represent our assumptions about what a market participant would use in pricing the liability have a fair value of $0.6 million at September 30, 2013 and are assigned a Level 3. No debt instruments were valued using Level 3 inputs at December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

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
September 30, 2013
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

At September 30, 2013, approximately 10.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 89.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 73.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.7 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 13.0 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$135.1	$1,088.1	$—	$1,223.2
States, Municipalities, and Political Subdivisions	—	1,617.9	151.9	1,769.8
Foreign Governments	—	1,296.7	78.6	1,375.3
Public Utilities	692.0	9,572.9	291.8	10,556.7
Mortgage/Asset-Backed Securities	—	2,161.1	0.5	2,161.6
All Other Corporate Bonds	3,541.4	20,718.9	1,212.5	25,472.8
Redeemable Preferred Stocks	—	14.1	24.1	38.2
Total Fixed Maturity Securities	4,368.5	36,469.7	1,759.4	42,597.6

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	22.5	—	22.5
Foreign Exchange Contracts	—	2.0	—	2.0
Total Derivatives	—	24.5	—	24.5
Equity Securities	—	11.1	4.4	15.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$33.8	$—	$33.8
Foreign Exchange Contracts	—	107.6	—	107.6
Credit Default Swaps	—	1.5	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	—	—	65.4	65.4
Total Derivatives	—	142.9	65.4	208.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30
	2013		2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$21.7	$164.6	$426.8	$60.5
States, Municipalities, and Political Subdivisions	—	31.8	43.0	62.9
Foreign Governments	—	—	21.7	—
Public Utilities	367.1	584.7	382.4	743.6
All Other Corporate Bonds	1,406.9	2,884.6	2,152.9	1,667.4
Total Fixed Maturity Securities	$1,795.7	$3,665.7	$3,026.8	$2,534.4

Equity Securities	$—	$—	$—	$7.4

	Nine Months Ended September 30
	2013		2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$48.0	$—	$205.9	$20.5
States, Municipalities, and Political Subdivisions	—	53.1	41.9	74.8
Foreign Governments	—	—	20.7	—
Public Utilities	577.9	53.5	479.0	483.6
All Other Corporate Bonds	2,536.4	992.2	2,823.3	1,706.0
Total Fixed Maturity Securities	$3,162.3	$1,098.8	$3,570.8	$2,284.9

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
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$152.0	$—	$(0.1)	$—	$—	$—	$—	$151.9
Foreign Governments	80.0	—	(1.4)	—	—	—	—	78.6
Public Utilities	354.2	—	(5.2)	—	—	144.1	(201.3)	291.8
Mortgage/Asset-Backed Securities	14.9	(1.3)	0.9	—	(14.0)	—	—	0.5
All Other Corporate Bonds	1,042.5	(1.0)	(2.5)	7.0	(23.0)	540.7	(351.2)	1,212.5
Redeemable Preferred Stocks	24.2	—	(0.1)	—	—	—	—	24.1
Total Fixed Maturity Securities	1,667.8	(2.3)	(8.4)	7.0	(37.0)	684.8	(552.5)	1,759.4

Equity Securities	4.4	—	—	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(65.1)	(0.3)	—	—	—	—	—	(65.4)

	Three Months Ended September 30, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.0	$—	$—	$108.1	$—	$110.1
Foreign Governments	—	—	1.3	—	—	44.8	—	46.1
Public Utilities	162.8	—	8.4	—	(1.7)	340.5	(10.9)	499.1
Mortgage/Asset-Backed Securities	0.6	—	0.4	—	—	7.4	—	8.4
All Other Corporate Bonds	639.6	—	19.8	—	(5.3)	386.7	(146.2)	894.6
Redeemable Preferred Stocks	22.2	—	—	—	—	—	(22.2)	—
Total Fixed Maturity Securities	825.2	—	31.9	—	(7.0)	887.5	(179.3)	1,558.3

Equity Securities	4.4	—	—	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(126.7)	19.7	—	—	—	—	—	(107.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$(8.4)	$—	$(0.5)	$32.1	$—	$151.9
Foreign Governments	82.1	—	(3.5)	—	—	—	—	78.6
Public Utilities	574.4	—	(19.4)	—	(3.6)	244.7	(504.3)	291.8
Mortgage/Asset-Backed Securities	0.5	—	0.1	—	(0.1)	—	—	0.5
All Other Corporate Bonds	1,177.8	1.1	(70.5)	30.1	(86.9)	807.4	(646.5)	1,212.5
Redeemable Preferred Stocks	24.8	—	(0.7)	—	—	—	—	24.1
Total Fixed Maturity Securities	1,988.3	1.1	(102.4)	30.1	(91.1)	1,084.2	(1,150.8)	1,759.4

Equity Securities	4.3	—	0.1	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	18.5	—	—	—	—	—	(65.4)

	Nine Months Ended September 30, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(0.9)	$—	$(0.3)	$43.2	$—	$110.1
Foreign Governments	—	—	5.2	—	—	40.9	—	46.1
Public Utilities	338.9	—	5.4	3.6	(3.7)	361.7	(206.8)	499.1
Mortgage/Asset-Backed Securities	31.7	—	0.9	7.0	(0.1)	—	(31.1)	8.4
All Other Corporate Bonds	665.5	—	34.0	30.2	(49.0)	448.0	(234.1)	894.6
Redeemable Preferred Stocks	37.2	(1.0)	0.8	—	(14.3)	—	(22.7)	—
Total Fixed Maturity Securities	1,141.4	(1.0)	45.4	40.8	(67.4)	893.8	(494.7)	1,558.3

Equity Securities	11.2	—	—	—	(0.1)	—	(6.7)	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	28.7	—	—	—	—	—	(107.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. Gains and losses which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $(0.3) million and $18.5 million for the three and nine months ended September 30, 2013, respectively, and $19.7 million and $28.7 million for the three and nine months ended September 30, 2012, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	September 30, 2013
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$118.5	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.74%
Public Utilities	66.5	- Volatility of Credit	(e)	0.50% - 0.75% / 0.59%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	5.23% - 5.33% / 5.31%
All Other Corporate Bonds - Private	234.2	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	2.71% - 2.71% / 2.71% (0.70)% - (0.40)% / (0.60)% 0.50% - 0.50% / 0.50% 0.20% - 1.00% / 0.55% 0.20% - 4.00% / 0.97% Priced at Par
All Other Corporate Bonds - Public	228.8	- Comparability Adjustment - Lack of Marketability - Volatility of Credit	(b) (d) (e)	(0.62)% - 1.00% / 0.27% 0.20% - 0.25% / 0.21% (0.84)% - 0.75% / (0.29)%
Equity Securities - Private	4.0	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(65.4)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2013 and December 31, 2012, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.8	$206.7	$4.3	$1,223.2
States, Municipalities, and Political Subdivisions	1,675.5	131.2	36.9	1,769.8
Foreign Governments	1,203.1	174.2	2.0	1,375.3
Public Utilities	9,372.1	1,233.7	49.1	10,556.7
Mortgage/Asset-Backed Securities	1,947.0	216.0	1.4	2,161.6
All Other Corporate Bonds	22,935.7	2,731.0	193.9	25,472.8
Redeemable Preferred Stocks	33.0	5.2	—	38.2
Total Fixed Maturity Securities	$38,187.2	$4,698.0	$287.6	$42,597.6

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.9	$329.0	$1.1	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	316.2	7.8	1,806.8
Foreign Governments	1,280.4	226.6	—	1,507.0
Public Utilities	9,294.3	1,865.0	15.1	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	289.1	0.5	2,216.5
All Other Corporate Bonds	22,696.6	4,245.3	31.5	26,910.4
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$56.0	$44,973.0

As of September 30, 2013 and December 31, 2012, we held no fixed maturity securities for which a portion of an other-than-temporary impairment had previously been recognized in other comprehensive income.

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2013
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$42.0	$2.1	$5.4	$2.2
States, Municipalities, and Political Subdivisions	336.3	31.1	37.2	5.8
Foreign Governments	32.4	2.0	—	—
Public Utilities	764.4	42.5	43.1	6.6
Mortgage/Asset-Backed Securities	47.9	0.9	3.1	0.5
All Other Corporate Bonds	3,136.5	175.6	197.1	18.3
Total Fixed Maturity Securities	$4,359.5	$254.2	$285.9	$33.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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

	September 30, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$882.7	$15.8	$874.5	$0.1	$23.9
Over 1 year through 5 years	7,027.3	728.5	7,629.0	2.2	124.6
Over 5 years through 10 years	9,052.5	1,003.4	8,094.1	88.7	1,873.1
Over 10 years	19,277.7	2,734.3	19,244.0	195.2	2,572.8
	36,240.2	4,482.0	35,841.6	286.2	4,594.4
Mortgage/Asset-Backed Securities	1,947.0	216.0	2,110.6	1.4	51.0
Total Fixed Maturity Securities	$38,187.2	$4,698.0	$37,952.2	$287.6	$4,645.4

	December 31, 2012
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$956.4	$21.2	$934.1	$0.5	$43.0
Over 1 year through 5 years	5,922.8	628.1	6,449.8	5.0	96.1
Over 5 years through 10 years	9,752.3	1,606.4	10,997.0	7.6	354.1
Over 10 years	19,192.1	4,732.7	23,200.2	42.4	682.2
	35,823.6	6,988.4	41,581.1	55.5	1,175.4
Mortgage/Asset-Backed Securities	1,927.9	289.1	2,208.3	0.5	8.2
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$43,789.4	$56.0	$1,183.6

At September 30, 2013, the fair value of investment-grade fixed maturity securities was $39,456.0 million, with a gross unrealized gain of $4,567.9 million and a gross unrealized loss of $221.1 million. The gross unrealized loss on investment-grade fixed maturity securities was 76.9 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 4 - Investments - Continued

At September 30, 2013, the fair value of below-investment-grade fixed maturity securities was $3,141.6 million, with a gross unrealized gain of $130.1 million and a gross unrealized loss of $66.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 23.1 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2013, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2013, we held 207 individual investment-grade fixed maturity securities and 62 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 14 investment-grade fixed maturity securities and 10 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
September 30, 2013
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

At September 30, 2013, we had non-binding commitments of $44.2 million to fund private placement fixed maturity securities.
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

As of September 30, 2013, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $461.0 million, comprised of $315.0 million of tax credit partnerships and $146.0 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $41.9 million at September 30, 2013. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $120.5 million to fund certain private equity partnerships at September 30, 2013, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 4 - Investments - Continued

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection and several partnership equity investments.  We contributed the bond and partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the partnerships while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  Because the assets in the trust are not liquid investments, we periodically provide funding to the underlying partnerships in the trust upon satisfaction of contractual notice from the partnerships.  The fair values of the bond and partnerships were $135.6 million and $4.4 million, respectively, as of September 30, 2013.  The bonds are reported as fixed maturity securities, and the partnerships are reported as other long-term investments in our consolidated balance sheets. At September 30, 2013, we had no commitments to fund the underlying partnerships, nor did we fund any amounts to the partnerships during the three and nine months ended September 30, 2013 and 2012.

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

Mortgage loans by property type and geographic region are presented below. Prior year amounts by property type have been reclassified to conform to the current year presentation.

	September 30, 2013		December 31, 2012
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$70.4	4.0%	$47.2	2.7%
Industrial	564.5	31.8	545.7	31.9
Office	732.4	41.2	721.2	42.1
Retail	408.8	23.0	398.6	23.3
Total	$1,776.1	100.0%	$1,712.7	100.0%

Region
New England	$102.0	5.7%	$114.3	6.7%
Mid-Atlantic	166.8	9.4	160.0	9.3
East North Central	241.0	13.6	224.7	13.1
West North Central	168.4	9.5	160.8	9.4
South Atlantic	433.9	24.4	440.9	25.7
East South Central	68.2	3.8	79.6	4.7
West South Central	202.4	11.4	159.5	9.3
Mountain	83.2	4.7	90.5	5.3
Pacific	310.2	17.5	282.4	16.5
Total	$1,776.1	100.0%	$1,712.7	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30 2013	December 31 2012

	(in millions of dollars)
Internal Rating
Aa	$10.9	$11.5
A	678.8	659.4
Baa	1,049.3	994.5
Ba	24.0	34.2
B	13.1	13.1
Total	$1,776.1	$1,712.7

Loan-to-Value Ratio
<= 65%	$771.8	$624.7
> 65% <= 75%	816.0	858.8
> 75% <= 85%	121.9	142.5
> 85%	66.4	86.7
Total	$1,776.1	$1,712.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 4 - Investments - Continued

The activity in the allowance for credit losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Balance at Beginning of Period	$1.5	$1.5	$1.5	$1.5
Provision	—	1.3	—	1.8
Charge-offs, Net of Recoveries	—	—	—	(0.5)
Balance at End of Period	$1.5	$2.8	$1.5	$2.8

Impaired mortgage loans are as follows:

	September 30, 2013
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$13.1	$14.6	$1.5

	December 31, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$4.3	$4.3	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$17.4	$18.9	$1.5

Our average investment in impaired mortgage loans was $13.1 million and $15.5 million for the three and nine months ended September 30, 2013, respectively, and $15.9 million and $18.8 million for the three and nine months ended September 30, 2012, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2013 and 2012, respectively.

There were no troubled debt restructurings during the three months ended September 30, 2013 and 2012. Our troubled debt restructurings during the nine months ended September 30, 2013 and 2012 were comprised entirely of loan foreclosures. A summary of our troubled debt restructurings is as follows:

	Nine Months Ended September 30
	2013	2012
	(in millions of dollars)
Carrying Amount	$4.3	$13.1
Number of Loans	1	2

We had no realized losses on loan foreclosures for the three and nine months ended September 30, 2013 and 2012, other than the initial impairment losses recognized prior to foreclosure.

For mortgage loans that are past due regarding principal and/or interest payments and for which collection of investment income is uncertain, we discontinue the accrual of investment income. At September 30, 2013, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments. At December 31, 2012, we held one mortgage loan that was greater than 90 days past due and for which we had discontinued the accrual of investment income. The mortgage loan had a carrying value of $4.3 million and was foreclosed during the second quarter of 2013.

At September 30, 2013, we had non-binding commitments of $61.6 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of September 30, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $254.4 million, for which we received collateral in the form of cash and securities of $140.5 million and $124.1 million, respectively. As of December 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $452.8 million, for which we received collateral in the form of cash and securities of $455.8 million and $14.5 million, respectively. We had no outstanding repurchase agreements at September 30, 2013 or December 31, 2012.

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
September 30, 2013
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

	September 30, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$24.5	$—	$24.5	$(22.8)	$(1.3)	$0.4
Securities Lending	254.4	—	254.4	(113.9)	(140.5)	—
Total	$278.9	$—	$278.9	$(136.7)	$(141.8)	$0.4

Financial Liabilities:
Derivatives	$142.9	$—	$142.9	$(112.3)	$—	$30.6
Securities Lending	140.5	—	140.5	(140.5)	—	—
Total	$283.4	$—	$283.4	$(252.8)	$—	$30.6

	December 31, 2012
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$81.6	$—	$81.6	$(72.9)	$—	$8.7
Securities Lending	452.8	—	452.8	—	(452.8)	—
Total	$534.4	$—	$534.4	$(72.9)	$(452.8)	$8.7

Financial Liabilities:
Derivatives	$170.5	$—	$170.5	$(129.8)	$(1.8)	$38.9
Securities Lending	455.8	—	455.8	(452.8)	—	3.0
Total	$626.3	$—	$626.3	$(582.6)	$(1.8)	$41.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Fixed Maturity Securities	$584.2	$589.0	$1,771.3	$1,790.8
Derivative Financial Instruments	8.9	9.1	25.6	22.0
Mortgage Loans	28.5	25.5	81.6	76.5
Policy Loans	4.0	3.7	11.6	10.8
Other Long-term Investments	4.0	5.4	14.5	13.2
Short-term Investments	0.5	1.0	1.9	3.3
Gross Investment Income	630.1	633.7	1,906.5	1,916.6
Less Investment Expenses	7.2	6.3	21.1	20.3
Less Investment Income on Participation Fund Account Assets	3.9	4.1	11.8	12.1
Less Amortization of Tax Credit Partnerships	3.5	4.1	10.9	12.0
Net Investment Income	$615.5	$619.2	$1,862.7	$1,872.2

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$4.3	$4.6	$13.5	$14.0
Gross Losses on Sales	(33.0)	(2.3)	(40.1)	(9.0)
Other-Than-Temporary Impairment Loss	—	—	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.6	2.3	14.6	2.3
Impairment Loss	(1.0)	(1.3)	(2.0)	(1.8)
Embedded Derivative in Modified Coinsurance Arrangement	(0.3)	19.7	18.5	28.7
Other Derivatives	(1.0)	—	(1.5)	—
Foreign Currency Transactions	(0.7)	(1.7)	(4.7)	(2.6)
Net Realized Investment Gain (Loss)	$(26.1)	$21.3	$(2.5)	$31.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
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
September 30, 2013
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $0.4 million at September 30, 2013. We held $1.3 million cash collateral from our counterparties at September 30, 2013. We held no cash collateral at December 31, 2012. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $91.5 million and $108.6 million at September 30, 2013 and December 31, 2012, respectively. We had no cash posted as collateral to our counterparties at September 30, 2013. We had $1.8 million cash posted as collateral to our counterparties at December 31, 2012.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $142.9 million and $170.5 million at September 30, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at June 30, 2012	$174.0	$540.5	$595.0	$—	$—	$—	$1,309.5
Additions	—	—	250.0	—	25.0	—	275.0
Terminations	—	26.3	45.0	—	—	—	71.3
Balance at September 30, 2012	$174.0	$514.2	$800.0	$—	$25.0	$—	$1,513.2

Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$—	$—	$1,413.0
Additions	—	—	250.0	—	81.0	—	331.0
Terminations	—	39.8	135.0	—	56.0	—	230.8
Balance at September 30, 2012	$174.0	$514.2	$800.0	$—	$25.0	$—	$1,513.2

Balance at June 30, 2013	$174.0	$474.7	$675.0	$70.0	$—	$10.0	$1,403.7
Additions	—	10.0	—	—	—	—	10.0
Terminations	24.0	3.6	40.0	—	—	10.0	77.6
Balance at September 30, 2013	$150.0	$481.1	$635.0	$70.0	$—	$—	$1,336.1

Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$—	$1,432.8
Additions	—	10.0	—	70.0	24.0	10.0	114.0
Terminations	24.0	37.7	115.0	—	24.0	10.0	210.7
Balance at September 30, 2013	$150.0	$481.1	$635.0	$70.0	$—	$—	$1,336.1

The following table summarizes the timing of anticipated settlements of interest rate swaps outstanding under our cash flow hedging programs at September 30, 2013, whereby we receive a fixed rate and pay a variable rate. The weighted average variable interest rates assume current market conditions.

2013
(in millions of dollars)
Notional Value	$35.0
Weighted Average Receive Rate	6.82%
Weighted Average Pay Rate	0.25%

Cash Flow Hedges

As of September 30, 2013 and December 31, 2012, we had $35.0 million and $150.0 million, respectively, notional amount of forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities and $481.1 million and $508.8 million, respectively, notional amount of open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities.

For the three and nine months ended September 30, 2013 and 2012, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 5 - Derivative Financial Instruments - Continued

As of September 30, 2013, we expect to amortize approximately $45.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The estimated amortization includes the impact of certain derivative contracts that have not yet been terminated as of September 30, 2013. Fluctuations in fair values of these derivatives between September 30, 2013 and the date of termination will vary our projected amortization. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2013, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2013 and December 31, 2012, we had $150.0 million and $174.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. Changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.  The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $2.9 million and $9.7 million for the three and nine months ended September 30, 2013, respectively, and a gain of $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, with an offsetting gain or loss on the related interest rate swaps.

As of September 30, 2013 and December 31, 2012, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(1.8) million and $17.3 million for the three and nine months ended September 30, 2013, respectively, and a loss of $4.1 million and $8.3 million for the three and nine months ended September 30, 2012, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three and nine months ended September 30, 2013 and 2012, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2013, we held $70.0 million notional amount of single-name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. Changes in the fair value of the derivative, together with the payment of periodic fees, are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value. We had no open credit default swaps as of December 31, 2012.

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
September 30, 2013
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$22.5	Other Liabilities	$33.8
Foreign Exchange Contracts	Other L-T Investments	2.0	Other Liabilities	107.6
Total		$24.5		$141.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	65.4
Total				$66.9

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$76.5	Other Liabilities	$31.7
Foreign Exchange Contracts	Other L-T Investments	5.1	Other Liabilities	138.8
Total		$81.6		$170.5

Not Designated as Hedging Instruments
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	$83.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$20.2	$(7.1)	$55.1
Options	—	—	(0.1)	—
Foreign Exchange Contracts	(8.4)	(14.7)	14.3	(4.9)
Total	$(8.4)	$5.5	$7.1	$50.2

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$11.1	$11.7	$32.2	$30.4
Foreign Exchange Contracts	(1.4)	(0.1)	(4.6)	(0.9)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	(0.1)	0.1	0.7	2.2
Foreign Exchange Contracts	(1.3)	(16.7)	(13.7)	(18.6)
Interest and Debt Expense
Interest Rate Swaps	(0.4)	(0.5)	(1.2)	(1.3)
Total	$7.9	$(5.5)	$13.4	$11.8
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(1.0)	$—	$(1.5)	$—
Embedded Derivative in Modified Coinsurance Arrangement	(0.3)	19.7	18.5	28.7
Total	$(1.3)	$19.7	$17.0	$28.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2013	$295.6	$405.5	$(141.6)	$(342.8)	$216.7
Other Comprehensive Income (Loss) Before Reclassifications	113.9	(3.2)	68.2	2.9	181.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	17.9	(5.1)	—	(1.7)	11.1
Net Other Comprehensive Income (Loss)	131.8	(8.3)	68.2	1.2	192.9
Balance at September 30, 2013	$427.4	$397.2	$(73.4)	$(341.6)	$409.6

Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(452.5)	4.3	(0.8)	217.7	(231.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.4	(8.7)	—	15.2	12.9
Net Other Comprehensive Income (Loss)	(446.1)	(4.4)	(0.8)	232.9	(218.4)
Balance at September 30, 2013	$427.4	$397.2	$(73.4)	$(341.6)	$409.6

The net unrealized gain on securities consists of the following components:

				Change at September 30, 2013
	September 30	June 30	December 31	Three Months	Nine Months
	2013	2013	2012	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,410.4	$4,659.6	$7,221.5	$(249.2)	$(2,811.1)
Other Investments	65.2	57.1	92.8	8.1	(27.6)
Deferred Acquisition Costs	(42.8)	(43.8)	(67.0)	1.0	24.2
Reserves for Future Policy and Contract Benefits	(4,037.6)	(4,498.1)	(6,277.5)	460.5	2,239.9
Reinsurance Recoverable	275.0	283.6	351.5	(8.6)	(76.5)
Deferred Income Tax	(242.8)	(162.8)	(447.8)	(80.0)	205.0
Total	$427.4	$295.6	$873.5	$131.8	$(446.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

	September 30, 2013
	Three Months	Nine Months
	Ended	Ended
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Loss on Sales of Securities and Other Invested Assets	$(27.5)	$(9.1)
Other-Than-Temporary Impairment Loss	—	(0.8)
	(27.5)	(9.9)
Income Tax Benefit	(9.6)	(3.5)
Total	$(17.9)	$(6.4)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$11.1	$32.2
Loss on Foreign Exchange Contracts	(1.4)	(4.6)
Net Realized Investment Gain (Loss)
Gain (Loss) on Interest Rate Swaps	(0.1)	0.7
Loss on Foreign Exchange Contracts	(1.3)	(13.7)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(1.2)
	7.9	13.4
Income Tax Expense	2.8	4.7
Total	$5.1	$8.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(2.7)	$(30.5)
Amortization of Prior Service Credit	1.1	3.6
Curtailment Gain	3.7	3.0
	2.1	(23.9)
Income Tax Expense (Benefit)	0.4	(8.7)
Total	$1.7	$(15.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 7 - Segment Information

Our reporting segments are comprised of Unum US, Unum UK, Colonial Life, Closed Block, and Corporate.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$385.0	$392.4	$1,172.5	$1,185.7
Group Short-term Disability	129.5	120.1	389.6	356.0
Group Life and Accidental Death & Dismemberment
Group Life	305.2	297.3	911.0	885.1
Accidental Death & Dismemberment	30.5	29.2	91.6	86.2
Supplemental and Voluntary
Individual Disability - Recently Issued	114.9	119.9	349.3	357.0
Voluntary Benefits	159.5	153.0	481.8	468.9
	1,124.6	1,111.9	3,395.8	3,338.9
Unum UK
Group Long-term Disability	96.5	102.9	290.7	306.5
Group Life	25.6	56.4	83.1	164.6
Supplemental and Voluntary	15.2	15.9	44.9	48.0
	137.3	175.2	418.7	519.1
Colonial Life
Accident, Sickness, and Disability	185.0	181.8	554.5	541.8
Life	55.6	52.2	165.7	156.3
Cancer and Critical Illness	68.5	65.4	203.9	194.5
	309.1	299.4	924.1	892.6
Closed Block
Individual Disability	169.3	183.1	521.7	554.9
Long-term Care	157.0	159.4	473.6	471.5
All Other	—	0.4	0.1	1.9
	326.3	342.9	995.4	1,028.3
Total	$1,897.3	$1,929.4	$5,734.0	$5,778.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 7 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2013

Premium Income	$1,124.6	$137.3	$309.1	$326.3	$—	$1,897.3
Net Investment Income	233.1	30.3	36.3	315.4	0.4	615.5
Other Income	30.2	0.1	—	23.6	0.3	54.2
Operating Revenue	$1,387.9	$167.7	$345.4	$665.3	$0.7	$2,567.0

Operating Income (Loss)	$219.8	$31.3	$69.0	$25.7	$(32.9)	$312.9

Three Months Ended September 30, 2012

Premium Income	$1,111.9	$175.2	$299.4	$342.9	$—	$1,929.4
Net Investment Income	236.3	34.8	33.9	307.3	6.9	619.2
Other Income	31.3	—	—	26.4	0.4	58.1
Operating Revenue	$1,379.5	$210.0	$333.3	$676.6	$7.3	$2,606.7

Operating Income (Loss)	$216.3	$27.5	$68.7	$25.6	$(27.4)	$310.7

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2013

Premium Income	$3,395.8	$418.7	$924.1	$995.4	$—	$5,734.0
Net Investment Income	699.9	106.5	110.3	944.6	1.4	1,862.7
Other Income	99.0	0.1	0.1	71.5	2.7	173.4
Operating Revenue	$4,194.7	$525.3	$1,034.5	$2,011.5	$4.1	$7,770.1

Operating Income (Loss)	$641.9	$96.1	$215.5	$82.6	$(103.7)	$932.4

Nine Months Ended September 30, 2012

Premium Income	$3,338.9	$519.1	$892.6	$1,028.3	$—	$5,778.9
Net Investment Income	711.8	120.5	103.5	913.4	23.0	1,872.2
Other Income	93.1	0.1	0.2	78.9	2.2	174.5
Operating Revenue	$4,143.8	$639.7	$996.3	$2,020.6	$25.2	$7,825.6

Operating Income (Loss)	$634.9	$96.3	$206.0	$66.7	$(73.9)	$930.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 7 - Segment Information - Continued

A reconciliation of total operating revenue and operating income by segment to revenue and net income as reported in our consolidated statements of income is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars)
Operating Revenue by Segment	$2,567.0	$2,606.7	$7,770.1	$7,825.6
Net Realized Investment Gain (Loss)	(26.1)	21.3	(2.5)	31.6
Total Revenue	$2,540.9	$2,628.0	$7,767.6	$7,857.2

Operating Income by Segment	$312.9	$310.7	$932.4	$930.0
Net Realized Investment Gain (Loss)	(26.1)	21.3	(2.5)	31.6
Non-operating Retirement-related Loss	(2.7)	(11.6)	(30.5)	(34.8)
Income Tax	(78.4)	(90.2)	(262.5)	(266.3)
Net Income	$205.7	$230.2	$636.9	$660.5

Assets by segment are as follows:

	September 30	December 31
	2013	2012
	(in millions of dollars)
Unum US	$18,569.7	$19,391.2
Unum UK	3,690.1	3,975.8
Colonial Life	3,435.4	3,434.9
Closed Block	31,651.2	33,069.2
Corporate	2,239.4	2,365.0
Total	$59,585.8	$62,236.1

Note 8 - Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.K. defined benefit pension plan was closed to new entrants on December 31, 2002.

U.S. Plans

In June 2013, we adopted plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminate all future service accruals subsequent to December 31, 2013 for active participants in these plans, we were required to remeasure the benefit obligations during the second quarter of 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 5.00 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets of 7.50 percent remained unchanged from December 31, 2012. The remeasurement resulted in a decrease in our net pension liability of $327.4 million during the second quarter of 2013, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. The decrease in the net pension liability resulted primarily from the curtailment of benefits under the plan amendments as well as the increase in the discount rate assumption used to remeasure the benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 8 - Employee Benefit Plans - Continued

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

U.K. Plan

In September 2013, we adopted amendments to our U.K. pension plan which freeze participation in our plan and which reduce the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997. The amendment to reduce the maximum rate of inflation indexation was effective September 12, 2013, and the amendment to freeze participation will become effective June 30, 2014. Although all future service accruals will be eliminated for active participants, pension payments to participants currently employed will be based on the higher of (i) pensionable earnings at a participant's retirement age or the date a participant's employment ceases, subject to the inflation indexation provisions in the plan, or (ii) pensionable earnings as of June 30, 2014, also subject to the inflation indexation provisions. Because the amendments eliminate all future service accruals subsequent to June 30, 2014 for active participants in the plan, we were required to remeasure the benefit obligation of the plan during the third quarter of 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 4.60 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets changed from 6.20 percent at December 31, 2012 to 6.35 percent at the remeasurement date. The remeasurement resulted in a $2.3 million, or £1.5 million, increase in our net pension asset.

As a result of these plan amendments, during the third quarter of 2013, we recognized a curtailment gain of $3.7 million, or £2.3 million, with a corresponding decrease in the prior service credit included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered. The majority of the prior service credit was related to the amendment to reduce the rate of inflation indexation.

We made required contributions to our U.K. plan of $0.9 million and $2.8 million, or approximately £0.6 million and £1.8 million, during the three and nine months ended September 30, 2013, respectively. Effective October 1, 2013, we will increase contributions to the U.K. plan from 24.8 percent to 30.0 percent of pensionable earnings for plan participants. Subsequent to June 30, 2014, we will no longer be subject to required contributions, but we may make voluntary contributions in the future as is deemed necessary. Contributions to the U.K. plan are sufficient to meet the minimum funding requirements under U.K. law.

Amortization of Actuarial Gain or Loss

In addition, because all participants in the U.S. and U.K. pension plans are considered inactive as a result of these amendments, we are required to amortize the net actuarial loss for these plans over the average remaining life expectancy of the plan participants, which is approximately 30 years for U.S. participants and 35 years for U.K. participants. The net actuarial loss was previously amortized over the average future working life of pension plan participants, or approximately 11 years.

Net Periodic Benefit Cost (Credit)

The unrecognized net actuarial loss and prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic benefit cost during 2013 is approximately $28.1 million before tax and $18.5 million after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 8 - Employee Benefit Plans - Continued

The components of net periodic benefit cost (credit) related to the Company's defined benefit pension and OPEB plans are as follows:

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Service Cost	$14.8	$12.2	$1.0	$1.2	$0.2	$0.4
Interest Cost	21.3	21.1	2.1	2.2	2.0	2.3
Expected Return on Plan Assets	(27.2)	(22.2)	(3.1)	(2.8)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	2.3	11.5	0.4	0.1	—	—
Prior Service Cost (Credit)	0.1	(0.1)	—	—	(1.2)	(0.6)
Curtailment Gain	—	—	(3.7)	—	—	—
Total	$11.3	$22.5	$(3.3)	$0.7	$0.8	$1.9

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Service Cost	$44.6	$36.6	$3.2	$3.6	$0.6	$1.2
Interest Cost	65.0	63.3	6.3	6.4	6.0	7.1
Expected Return on Plan Assets	(78.5)	(66.5)	(9.1)	(8.3)	(0.5)	(0.5)
Amortization of:
Net Actuarial Loss	29.4	34.4	1.1	0.4	—	—
Prior Service Cost (Credit)	0.1	(0.4)	—	—	(3.7)	(1.9)
Curtailment Loss (Gain)	0.7	—	(3.7)	—	—	—
Total	$61.3	$67.4	$(2.2)	$2.1	$2.4	$5.9

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. Currently, we match dollar-for-dollar up to 3.0 percent of base salary and $0.50 on the dollar for each of the next 2.0 percent of base salary for employee contributions into the 401(k) plan. Concurrent with the adoption of our U.S. pension plan amendments, we adopted an amendment to increase the benefits under our 401(k) plan, effective January 1, 2014, to match dollar-for dollar up to 5.0 percent of base salary. We will also include any performance-based incentive compensation as part of the definition of earnings for purposes of contributions. Also effective January 1, 2014, we will establish a new component of the 401(k) plan wherein we will make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees. In addition, a separate transition contribution will be made for eligible employees who meet certain age and years of service criteria. The 401(k) plan will continue to qualify for a “safe harbor” from annual discrimination testing.  These changes are in compliance with Employee Retirement Income Security Act (ERISA) guidelines.

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. Currently, we match pound-for-pound up to 5.0 percent of base salary for employee contributions into the defined contribution plan and make an additional non-elective contribution of 5.0 percent of base salary. Concurrent with the adoption of our U.K. pension plan amendments, we adopted an amendment to increase the benefits under our U.K. defined contribution plan. Effective July 1, 2014, we will increase benefits under the defined contribution plan wherein we will match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and will match additional employee contributions pound-for-pound up to 5.0 percent of base salary. Also effective July 1, 2014, we will increase the non-elective contribution to 6.0 percent of base salary for all eligible employees. In addition, a separate transition contribution will be made for all eligible employees through March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 9 - Stockholders' Equity and Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions of dollars, except share data)
Numerator
Net Income	$205.7	$230.2	$636.9	$660.5

Denominator (000s)
Weighted Average Common Shares - Basic	262,945.9	278,354.4	265,932.6	284,012.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,314.1	156.6	1,161.1	478.4
Weighted Average Common Shares - Assuming Dilution	264,260.0	278,511.0	267,093.7	284,491.2

Net Income Per Common Share
Basic	$0.78	$0.83	$2.39	$2.33
Assuming Dilution	$0.78	$0.83	$2.38	$2.32

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

The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested stock awards have grant prices ranging from $19.38 to $32.35, and the performance restricted stock units have a grant price of $23.97.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because their impact would be antidilutive, based on current market prices, approximated 0.1 million shares of common stock for the nine month period ended September 30, 2013, and 2.8 million and 2.4 million shares of common stock for the three and nine month periods ended September 30, 2012, respectively. There were no potential common shares that were antidilutive for the three month period ended September 30, 2013.

In July 2012 and February 2011, our board of directors authorized the repurchase of up to $750.0 million and $1.0 billion, respectively, of Unum Group's common stock. At December 31, 2012, no amounts remained for the purchase of shares under the February 2011 repurchase program. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $281.6 million at September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in millions)
Shares Repurchased	2.5	5.1	9.8	18.6
Cost of Shares Repurchased (1)	$75.0	$100.2	$268.5	$400.5

(1) Includes commissions of $0.1 million for the nine month period ended September 30, 2013 and $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2012, respectively.

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
September 30, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters
In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  In July 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. This decision was affirmed by the United States District Court for the Southern District of New York in September 2012 and upheld by the United States Court of Appeals for the Second Circuit in June 2013. In October 2013, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court.
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of the ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts. A bench trial was held on the issue of damages in June and July of 2013. In September 2013, the court awarded damages based on a benchmark it created by averaging the interest rates paid on money market mutual funds and money market checking accounts. Based on these averages, the court found that for certain periods of the class we should have paid additional interest and awarded damages of $12.1 million and prejudgment interest of $1.3 million. Subsequent to the court’s judgment, in September 2013 we filed an appeal to the First Circuit Court of Appeals, and plaintiffs filed a cross appeal. Based on contrary law that has developed recently in similar cases, we believe that we have strong legal arguments to raise on appeal. We have not accrued a loss for the judgment because we have determined that we do not have a probable loss under the applicable accounting standard relating to the accrual of loss contingencies. We cannot predict the timing of a decision or assure the ultimate outcome of our appeal.
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
September 30, 2013
Note 10 - Commitments and Contingent Liabilities - Continued

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints allege violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints seek to examine company records and assess penalties and costs in an undetermined amount. In April 2013, we filed motions to dismiss both complaints. The motions were heard in September 2013, and we are awaiting a ruling from the court.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2013
Note 11 - Other

Debt

At September 30, 2013, short-term debt consisted entirely of securities lending agreements.

During the nine months ended September 30, 2013, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured non-recourse notes issued by Tailwind Holdings, LLC, resulting in a before-tax gain of $4.0 million.

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility provides for interest rates based on either the prime rate or LIBOR. At September 30, 2013, no amount was outstanding on the facility.

Income Tax

At September 30, 2013, we had a liability of $21.5 million for unrecognized tax benefits, $15.0 million of which is associated with deferred tax assets. The interest and penalties expense (benefit) related to unrecognized tax benefits in our consolidated statements of income was $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively, and less than $0.1 million and $(10.5) million for the three and nine months ended September 30, 2012, respectively.

During the third quarter of 2013, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from the current rate of 23 percent to 21 percent effective April 2014 and to 20 percent effective April 2015. During the third quarter of 2012, an income tax rate reduction was enacted which reduced the tax rate in the U.K. from 25 percent to 24 percent effective April 2012 and to 23 percent effective April 2013.  Deferred tax assets and liabilities are adjusted through income on the date of enactment of a rate change. We recorded a reduction of $6.3 million and $9.3 million in our income tax expense in the third quarter of 2013 and 2012, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group and Subsidiaries

We have reviewed the consolidated balance sheet of Unum Group and subsidiaries as of September 30, 2013, and the related consolidated statements of income and comprehensive income (loss) for the three and nine-month periods ended September 30, 2013 and 2012, and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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
November 5, 2013

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

Executive Summary

We remain focused on profitable top line growth in select markets, and we intend to continue our disciplined investment strategy, drive effectiveness in our operating performance, and generate consistent, sustainable capital available for deployment. We believe that our strategy of delivering a broad set of financial protection choices to employees while also enabling employers to define their financial contribution in support of those choices should enable us to continue as a market leader over the long term. However, in the short term we are maintaining a cautious view of the business environment given the continuing challenge of low interest rates, the weak pace of economic growth, political instability, and the distraction from healthcare reform.

A discussion of our operating performance and capital management follows.

Operating Performance and Capital Management

For the third quarter of 2013, we reported net income of $205.7 million, or $0.78 per diluted common share, compared to net income of $230.2 million, or $0.83 per diluted common share, in the same period of 2012. For the first nine months of 2013, net income was $636.9 million, or $2.38 per diluted common share, compared to net income of $660.5 million, or $2.32 per diluted common share, in the same period of 2012. After-tax operating income, which excludes realized investment gains or losses and non-operating retirement-related gains or losses, was $224.6 million, or $0.85 per diluted common share, in the third quarter of 2013, compared to $224.0 million, or $0.80 per diluted common share, in the same period of 2012. After-tax operating income was $658.7 million, or $2.47 per diluted common share, in the first nine months of 2013 compared to $662.5 million, or $2.33 per diluted common share, in the same period of 2012.

Total operating revenue by segment was marginally lower in the third quarter and first nine months of 2013 relative to the same periods of 2012, with slight year-over-year declines in both premium income and net investment income. Total operating income by segment for the third quarter and first nine months of 2013 showed slight improvement relative to the comparable periods of 2012, with favorable or consistent earnings in all of our segments other than our Corporate segment. Earnings per share were also favorably impacted by our capital management strategy of returning capital to shareholders through share repurchases.

Our Unum US segment reported increases in segment operating income of 1.6 percent and 1.1 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, with growth in premium income and favorable risk results. Although Unum US premium income increased 1.1 percent and 1.7 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, the slow economic recovery, low levels of employment growth, and the competitive environment continue to pressure our premium income growth, including growth which normally occurs due to increases in salaries and the number of employees covered under existing policies. The benefit ratios for our Unum US segment for the third quarter and first nine months of 2013 were 72.0 percent and 71.6 percent, respectively, compared to 73.0 percent and 72.5 percent in the same periods of 2012, driven by favorable risk results in our group product lines. Unum US sales decreased 0.8 percent and 6.0 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012. Premium persistency declined relative to the first nine months of 2012, although case persistency for our group products other than short-term disability was favorable compared to the same period last year.
Our Unum UK segment reported increases in segment operating income, as measured in Unum UK's local currency, of 16.2 percent and 1.6 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, with overall favorable risk results. Premium income in local currency declined 20.2 percent and 17.6 percent in the third quarter and first nine months of 2013, respectively, relative to the same periods of 2012 due primarily to reinsurance agreements entered into effective January 1, 2013 to cede a portion of our group life business. The reinsurance agreements will continue to significantly decrease premium income and benefit payments for group life relative to 2012 and are expected to continue to reduce volatility in this line of business. The benefit ratios for Unum UK were 70.6 percent and 74.7 percent, in the third quarter and first nine months of 2013, respectively, compared to 77.7 percent and 78.5 percent, in the same periods of 2012, due to improved risk results in the group life product line. Unum UK sales in the third quarter of 2013 were generally consistent with the comparable prior year period but decreased 21.5 percent, in local currency, in the first nine months of 2013 compared to the same period of 2012 due primarily to lower group life sales as we continue to execute our plans to improve new business pricing and reposition our group life business for better margins and greater stability. Premium persistency declined, as expected, primarily as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported increases in segment operating income of 0.4 percent and 4.6 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, with higher operating revenue and stable risk results. Premium income grew 3.2 percent and 3.5 percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012. Overall risk results for Colonial Life were generally consistent in the third quarter and first nine months of 2013 compared with the same periods of 2012. Colonial Life sales decreased 2.9 percent and 3.2 percent, in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012, with decreases in the core commercial market segment partially offset by higher large case commercial market sales. Persistency continues to be strong for all lines of business.

Our Closed Block segment reported increases in segment operating income of 0.4 percent and 23.8 percent in the third quarter and first nine months of 2013, respectively, relative to the same periods of 2012, with favorable net investment income and risk results.

Our investment portfolio continues to perform well and our asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.4 billion at September 30, 2013 compared to $7.2 billion at December 31, 2012, with the decline due primarily to an increase in U.S. Treasury rates during the first nine months of 2013.

We believe our capital and financial positions are strong. At September 30, 2013, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 397 percent, slightly higher than the level at December 31, 2012. During the third quarter and first nine months of 2013, we repurchased 2.5 million and 9.8 million shares of Unum Group common stock at a cost of $75.0 million and $268.5 million, respectively, under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $678 million at September 30, 2013, relative to $805 million at December 31, 2012, with the decline due primarily to repurchases of our common stock, debt repayments, and contributions to our defined benefit pension plans.

Retirement Benefit Changes

In June and September 2013, we adopted plan amendments which freeze participation and benefit accruals in our defined benefit pension plans in the U.S. and U.K., respectively, effective December 31, 2013 for the U.S. plans and June 30, 2014 for the U.K. plan. As a result of these plan amendments we recognized a net before-tax curtailment gain of $3.7 million and $3.0 million in the third quarter and first nine months of 2013, respectively. Because the amendments eliminate all future service accruals subsequent to the effective dates of the amendments, we were also required to remeasure the benefit obligations of our pension plans, which decreased our net pension liability approximately $330 million as of September 30, 2013, with a corresponding increase in other comprehensive income, less applicable income tax of approximately $115 million. Concurrent with our amendments to our defined benefit pension plans, we adopted amendments to increase the benefits under our defined contribution plans commensurate with the effective dates of the pension plan amendments.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2013, other than those resulting from amendments to our employee benefit plans, as discussed in Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012.

Accounting Developments

In April 2013, the Financial Accounting Standards Board (FASB) issued a proposed Accounting Standards Update (ASU) that would modify the accounting for certain tax credit investments. This proposal, which has not yet been finalized, would modify the method of amortization of the investment and would allow entities to present the amortization and the tax credits together within the income tax line item rather than separate reporting of the investment performance and the tax credits. As currently drafted, the proposal would be applied retrospectively and would be effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted. We have not yet quantified the impact on our financial position or results of operations.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Revenue
Premium Income	$1,897.3	(1.7)%	$1,929.4	$5,734.0	(0.8)%	$5,778.9
Net Investment Income	615.5	(0.6)	619.2	1,862.7	(0.5)	1,872.2
Net Realized Investment Gain (Loss)	(26.1)	N.M.	21.3	(2.5)	(107.9)	31.6
Other Income	54.2	(6.7)	58.1	173.4	(0.6)	174.5
Total Revenue	2,540.9	(3.3)	2,628.0	7,767.6	(1.1)	7,857.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,641.6	(2.7)	1,686.9	4,951.9	(1.6)	5,033.0
Commissions	222.6	(2.2)	227.7	681.6	(1.3)	690.8
Interest and Debt Expense	37.4	2.2	36.6	111.8	4.2	107.3
Deferral of Acquisition Costs	(117.8)	6.1	(111.0)	(349.3)	0.5	(347.6)
Amortization of Deferred Acquisition Costs	98.6	13.3	87.0	323.7	13.3	285.6
Compensation Expense	196.2	4.9	187.0	588.7	(0.1)	589.3
Other Expenses	178.2	(7.9)	193.4	559.8	(2.1)	572.0
Total Benefits and Expenses	2,256.8	(2.2)	2,307.6	6,868.2	(0.9)	6,930.4

Income Before Income Tax	284.1	(11.3)	320.4	899.4	(3.0)	926.8
Income Tax	78.4	(13.1)	90.2	262.5	(1.4)	266.3

Net Income	$205.7	(10.6)	$230.2	$636.9	(3.6)	$660.5
N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens as occurred during the third quarter and first nine months of 2013, translating pounds into dollars decreases current period results relative to the prior periods. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.557 and 1.590 for the three months ended September 30, 2013 and 2012, respectively, and 1.548 and 1.576 for the nine months ended September 30, 2013 and 2012, respectively. If the 2012 results for our U.K. operations had been translated at the lower exchange rates of the third quarter and first nine months of 2013, our operating revenue and operating income by segment would have been lower by approximately $3.2 million and $0.5 million, respectively, in the third quarter of 2012 and approximately $12.5 million and $1.6 million, respectively, in the first nine months of 2012. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the third quarter and first nine months of 2013 declined slightly relative to the same periods of 2012. Although we experienced premium growth in our Unum US and Colonial Life segments, the level of growth remains below our long-term expectations, as we continue to experience pressure on premium growth in many of our product lines due to the slow economic recovery, low levels of employment growth, and the competitive environment. Offsetting the overall growth in premium income in Unum US and Colonial Life is a decline in premium income due to the reinsurance agreements we entered into during 2013 to cede a portion of certain product lines in Unum US individual disability - recently issued and in Unum UK. Premium income also continues to decline, as expected, in our Closed Block segment. Further discussion of premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income was slightly lower in the third quarter and first nine months of 2013 relative to the same periods of 2012 due primarily to a decrease in the yield on invested assets, partially offset by a higher level of invested assets. Net investment income from bond calls and private equity partnership investments increased slightly in the third quarter and first nine months of 2013 relative to the same periods of 2012, but on an operating segment level investment income from those sources exhibited more year-over-year volatility.

We recognized a net realized investment loss of $26.1 million and a gain of $21.3 million in the third quarter of 2013 and 2012, respectively, and a loss of $2.5 million compared to a gain of $31.6 million in the first nine months of 2013 and 2012, respectively. During the third quarter of 2013, when interest rates increased during the early part of the quarter, we sold certain of our lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding securities, thereby increasing our investment yield and also improving the credit quality of our fixed maturity securities portfolio. We recognized a realized investment loss of $30.0 million on the sale of these securities. Also included in our realized investment gains and losses is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized loss of $0.3 million and a gain of $19.7 million in the third quarter of 2013 and 2012, respectively, and realized gains of $18.5 million and $28.7 million in the first nine months of 2013 and 2012, respectively.

The underlying risk results for the majority of our lines of business were generally consistent with or favorable to the prior year periods, with a consolidated benefit ratio of 86.5 percent and 86.4 percent in the third quarter and first nine months of 2013, respectively, compared to 87.4 percent and 87.1 percent in the same periods of 2012. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the third quarter and first nine months of 2013 was higher than the same periods of 2012 due primarily to the issuance of $250.0 million of debt in August 2012, offset partially by lower interest expense on our floating rate debt and the purchase and retirement of the debt held by Tailwind Holdings, LLC (Tailwind Holdings) in January 2013.

The deferral of acquisition costs in the third quarter and first nine months of 2013 was higher than the same periods of 2012 due to an increase in deferrable expenses in certain of our Unum US product lines. The amortization of acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to continued growth in the level of the deferred asset for certain of our product lines and the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. We also experienced a higher level of policy terminations relative to assumptions for certain issue years within our Unum US supplemental and voluntary product lines in the first quarter of 2013, which increased our amortization on a year-to-date basis in 2013 relative to the prior year.

Other expenses, including compensation expense, were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to our continued focus on operating effectiveness and expense management. Also, as a result of the plan amendments which we announced for our defined benefit pension plans, the amortization of our net actuarial loss, which is excluded from our operating results by segment but is reported in other expenses at the consolidated level, was lower in the third quarter and first nine months of 2013 relative to the prior year periods. The amortization of our net actuarial loss will be approximately $2.4 million before tax during the fourth quarter of 2013. For further discussion, see Note 8 in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Our income tax for the third quarter and first nine months of 2013 and 2012 includes third quarter reductions of $6.3 million and $9.3 million, respectively, to reflect the impact of the decrease in the U.K. corporation tax rate changes on our net deferred tax liability related to our U.K. operations. Other items impacting our reported income tax rate include a release of an $11.0 million tax liability during the second quarter of 2012 related to unrecognized tax benefits. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on our income tax.

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

Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss by segment provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans. Plan amendments may also change the length of time over which the prior period actuarial gain or loss is amortized. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of operating revenue by segment to revenue, operating income by segment to net income, and after-tax operating income to net income is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Operating Revenue by Segment	$2,567.0	$2,606.7	$7,770.1	$7,825.6
Net Realized Investment Gain (Loss)	(26.1)	21.3	(2.5)	31.6
Total Revenue	$2,540.9	$2,628.0	$7,767.6	$7,857.2

Operating Income by Segment	$312.9	$310.7	$932.4	$930.0
Net Realized Investment Gain (Loss)	(26.1)	21.3	(2.5)	31.6
Non-operating Retirement-related Loss	(2.7)	(11.6)	(30.5)	(34.8)
Income Tax	(78.4)	(90.2)	(262.5)	(266.3)
Net Income	$205.7	$230.2	$636.9	$660.5

	Three Months Ended September 30
	2013		2012
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$224.6	$0.85	$224.0	$0.80
Net Realized Investment Gain (Loss), Net of Tax	(17.2)	(0.06)	13.8	0.06
Non-operating Retirement-related Loss, Net of Tax	(1.7)	(0.01)	(7.6)	(0.03)
Net Income	$205.7	$0.78	$230.2	$0.83

	Nine Months Ended September 30
	2013		2012
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$658.7	$2.47	$662.5	$2.33
Net Realized Investment Gain (Loss), Net of Tax	(1.9)	(0.01)	20.7	0.07
Non-operating Retirement-related Loss, Net of Tax	(19.9)	(0.08)	(22.7)	(0.08)
Net Income	$636.9	$2.38	$660.5	$2.32

* Assuming Dilution

Consolidated Sales Results

Shown below are sales results for our three major business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Unum US	$121.8	(0.8)%	$122.8	$450.7	(6.0)%	$479.3

Unum UK	£11.1	3.7%	£10.7	£35.8	(21.5)%	£45.6

Colonial Life	$76.1	(2.9)%	$78.4	$227.8	(3.2)%	$235.3

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income	$1,124.6	1.1%	$1,111.9	$3,395.8	1.7%	$3,338.9
Net Investment Income	233.1	(1.4)	236.3	699.9	(1.7)	711.8
Other Income	30.2	(3.5)	31.3	99.0	6.3	93.1
Total	1,387.9	0.6	1,379.5	4,194.7	1.2	4,143.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	810.0	(0.2)	811.7	2,432.6	0.4	2,422.3
Commissions	124.3	(0.1)	124.4	382.9	(0.1)	383.4
Interest and Debt Expense	—	(100.0)	0.2	0.1	(87.5)	0.8
Deferral of Acquisition Costs	(65.3)	15.4	(56.6)	(189.5)	3.7	(182.8)
Amortization of Deferred Acquisition Costs	49.7	17.5	42.3	181.2	21.5	149.1
Other Expenses	249.4	3.4	241.2	745.5	1.3	736.1
Total	1,168.1	0.4	1,163.2	3,552.8	1.3	3,508.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$219.8	1.6	$216.3	$641.9	1.1	$634.9

Operating Ratios (% of Premium Income):
Benefit Ratio	72.0%		73.0%	71.6%		72.5%
Other Expense Ratio	22.2%		21.7%	22.0%		22.0%
Before-tax Operating Income Ratio	19.5%		19.5%	18.9%		19.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$385.0	(1.9)%	$392.4	$1,172.5	(1.1)%	$1,185.7
Group Short-term Disability	129.5	7.8	120.1	389.6	9.4	356.0
Total Premium Income	514.5	0.4	512.5	1,562.1	1.3	1,541.7
Net Investment Income	137.0	(4.1)	142.9	416.2	(3.7)	432.3
Other Income	23.1	(1.3)	23.4	73.6	5.1	70.0
Total	674.6	(0.6)	678.8	2,051.9	0.4	2,044.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	426.3	(2.0)	435.1	1,307.3	—	1,307.6
Commissions	40.3	2.3	39.4	124.6	3.7	120.1
Interest and Debt Expense	—	(100.0)	0.2	0.1	(87.5)	0.8
Deferral of Acquisition Costs	(8.6)	53.6	(5.6)	(22.2)	26.9	(17.5)
Amortization of Deferred Acquisition Costs	5.4	17.4	4.6	15.8	18.8	13.3
Other Expenses	132.6	1.5	130.6	396.8	(0.8)	400.1
Total	596.0	(1.4)	604.3	1,822.4	(0.1)	1,824.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$78.6	5.5	$74.5	$229.5	4.5	$219.6

Operating Ratios (% of Premium Income):
Benefit Ratio	82.9%		84.9%	83.7%		84.8%
Other Expense Ratio	25.8%		25.5%	25.4%		26.0%
Before-tax Operating Income Ratio	15.3%		14.5%	14.7%		14.2%

Premium Persistency:
Group Long-term Disability				87.4%		90.7%
Group Short-term Disability				88.4%		88.5%

Case Persistency:
Group Long-term Disability				88.5%		88.3%
Group Short-term Disability				87.7%		88.1%

Premium income increased in the third quarter and first nine months of 2013 compared to the same periods of 2012, with growth from rate increases partially offset by a decline in premium persistency as well as lower sales during the first nine months of 2013. As previously discussed, the slow economic recovery, low levels of employment growth, and the competitive environment continue to pressure our premium income growth, including growth from existing customers. Net investment income declined in the third quarter and first nine months of 2013 relative to the same periods of 2012 due to decreases in both the level of invested assets and the yield on invested assets. Other income for the third quarter and first nine months of 2013 included fees from administrative services products of $19.4 million and $59.7 million, respectively, compared to $20.6 million and $61.3 million in the same periods of 2012. Also included in other income for the first nine months of 2013 is a gain of $4.0 million on the purchase and retirement in January 2013 of the debt issued by Tailwind Holdings.

Risk results were favorable in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to favorable claim incidence rates and continued strong claim recovery experience. On a year-to-date basis, these results were partially offset by the decrease in the discount rate which we implemented during the third quarter of 2012 for new group long-term disability claim incurrals.

The deferral of acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to an increase in deferrable expenses. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to continued growth in the level of the deferred asset. The other expense ratio for the third quarter of 2013 was generally consistent with the same period of 2012 but was lower for the first nine months of 2013 compared to the first nine months of 2012 as we continue our focus on operating effectiveness and expense management relative to our premium income levels.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Life	$305.2	2.7%	$297.3	$911.0	2.9%	$885.1
Accidental Death & Dismemberment	30.5	4.5	29.2	91.6	6.3	86.2
Total Premium Income	335.7	2.8	326.5	1,002.6	3.2	971.3
Net Investment Income	36.5	1.7	35.9	107.3	(1.6)	109.0
Other Income	0.6	—	0.6	1.5	—	1.5
Total	372.8	2.7	363.0	1,111.4	2.7	1,081.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	240.3	1.8	236.0	712.9	1.9	699.9
Commissions	27.4	5.0	26.1	83.0	6.1	78.2
Deferral of Acquisition Costs	(7.3)	49.0	(4.9)	(18.7)	24.7	(15.0)
Amortization of Deferred Acquisition Costs	4.0	21.2	3.3	11.7	17.0	10.0
Other Expenses	49.9	7.5	46.4	148.8	4.1	142.9
Total	314.3	2.4	306.9	937.7	2.4	916.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$58.5	4.3	$56.1	$173.7	4.8	$165.8

Operating Ratios (% of Premium Income):
Benefit Ratio	71.6%		72.3%	71.1%		72.1%
Other Expense Ratio	14.9%		14.2%	14.8%		14.7%
Before-tax Operating Income Ratio	17.4%		17.2%	17.3%		17.1%

Premium Persistency:
Group Life				88.9%		91.1%
Accidental Death & Dismemberment				89.3%		90.8%

Case Persistency:
Group Life				88.5%		88.0%
Accidental Death & Dismemberment				88.6%		88.2%

Premium income was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to continued growth from sales and rate increases, partially offset by a decline in premium persistency. Net investment income increased in the third quarter of 2013 compared to the same period of 2012 but was lower for the first nine months of 2013 compared to the prior year. The yield on invested assets decreased year-over-year for both the third quarter and first nine months of 2013, offset partially by an increase in asset levels. Also impacting year-over-year variability were higher mortgage loan fees in the third quarter of 2013 relative to the prior year third quarter and lower bond call premiums for the first nine months of 2013 compared to the same period of 2012.

Risk results were favorable in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to more favorable experience related to the waiver of group life premium benefit. The deferral of acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to an increase in deferrable expenses. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to continued growth in the level of the deferred asset. The other expense ratio was slightly elevated in the third quarter and first nine months of 2013 compared to the same periods of 2012 due partially to slightly higher litigation expenses.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$114.9	(4.2)%	$119.9	$349.3	(2.2)%	$357.0
Voluntary Benefits	159.5	4.2	153.0	481.8	2.8	468.9
Total Premium Income	274.4	0.5	272.9	831.1	0.6	825.9
Net Investment Income	59.6	3.7	57.5	176.4	3.5	170.5
Other Income	6.5	(11.0)	7.3	23.9	10.6	21.6
Total	340.5	0.8	337.7	1,031.4	1.3	1,018.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	143.4	2.0	140.6	412.4	(0.6)	414.8
Commissions	56.6	(3.9)	58.9	175.3	(5.3)	185.1
Deferral of Acquisition Costs	(49.4)	7.2	(46.1)	(148.6)	(1.1)	(150.3)
Amortization of Deferred Acquisition Costs	40.3	17.2	34.4	153.7	22.2	125.8
Other Expenses	66.9	4.2	64.2	199.9	3.5	193.1
Total	257.8	2.3	252.0	792.7	3.1	768.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$82.7	(3.5)	$85.7	$238.7	(4.3)	$249.5

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	53.4%		53.0%	50.9%		52.2%
Voluntary Benefits	51.4%		50.4%	48.7%		48.7%
Other Expense Ratio	24.4%		23.5%	24.1%		23.4%
Before-tax Operating Income Ratio	30.1%		31.4%	28.7%		30.2%

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	31.6%		31.7%	29.3%		30.9%

Premium Persistency:
Individual Disability - Recently Issued				90.6%		90.8%
Voluntary Benefits				77.0%		79.2%

Premium income was generally consistent in the third quarter and first nine months of 2013 compared to the same periods of 2012, with growth in voluntary benefits offset by a decrease in the individual disability - recently issued product line due to a reinsurance contract entered into during the second quarter of 2013 to cede a small block of individual disability business. Premium persistency in the voluntary benefits product line declined relative to the prior year due to a high level of policy terminations in the first quarter of 2013. Net investment income was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to an increase in the level of invested assets and higher bond call premiums, partially offset by a decline in the yield on invested assets.

Risk results for the individual disability - recently issued product line during the third quarter of 2013 reflect claim experience which was generally consistent with the prior year comparable period. Impacting the comparability of risk results for the individual disability - recently issued line of business for the first nine months of 2013 relative to 2012 is a release of active life reserves related to the termination of a large inforce policy in the first quarter of 2013. Overall risk results for the voluntary benefits product line were slightly less favorable in the third quarter of 2013 compared to the same period of 2012 due to unfavorable disability and critical illness product claim experience, but overall risk results were consistent in the first nine months of 2013 compared to the same period of 2012.

Commissions were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to amounts ceded related to the individual disability reinsurance contract as previously discussed. The deferral of acquisition costs was higher in the third quarter due to an increase in deferrable expenses but was generally consistent for the first nine months of 2013 compared to the same period of 2012. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 primarily due to a less favorable year-over-year impact from the prospective unlocking of assumptions related to our interest-sensitive voluntary life products in the third quarter of 2013 as well as a higher level of policy terminations in the first quarter of 2013 relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in the third quarter and first nine months of 2013 was higher than the comparable periods of 2012 primarily due to lower premium income resulting from the reinsurance contract entered into during the second quarter of 2013 in our individual disability - recently issued product line.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Group Disability, Group Life, and AD&D
Group Long-term Disability	$25.7	8.9%	$23.6	$89.6	(6.1)%	$95.4
Group Short-term Disability	12.8	(9.2)	14.1	47.3	(7.4)	51.1
Group Life	23.3	(4.9)	24.5	90.6	(11.8)	102.7
AD&D	2.2	—	2.2	8.2	(18.0)	10.0
Subtotal	64.0	(0.6)	64.4	235.7	(9.1)	259.2
Supplemental and Voluntary
Individual Disability - Recently Issued	11.2	(23.3)	14.6	36.6	(18.3)	44.8
Voluntary Benefits	46.6	6.4	43.8	178.4	1.8	175.3
Subtotal	57.8	(1.0)	58.4	215.0	(2.3)	220.1
Total Sales	$121.8	(0.8)	$122.8	$450.7	(6.0)	$479.3

Sales by Market Sector
Group Disability, Group Life, and AD&D
Core Market (< 2,000 lives)	$53.3	1.9%	$52.3	$170.0	(12.3)%	$193.8
Large Case Market	10.7	(11.6)	12.1	65.7	0.5	65.4
Subtotal	64.0	(0.6)	64.4	235.7	(9.1)	259.2
Supplemental and Voluntary	57.8	(1.0)	58.4	215.0	(2.3)	220.1
Total Sales	$121.8	(0.8)	$122.8	$450.7	(6.0)	$479.3

Unum US sales were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012, with lower overall sales in both our group and supplemental and voluntary product lines. By market sector, sales in our group core market segment increased by almost two percent in the third quarter compared to the prior year, with higher group long-term disability sales partially offset by lower sales in the remaining group product lines. Sales in our group core market segment were lower for all product lines in the first nine months of 2013 relative to the prior year. The number of new accounts added in our group core market segment during the third quarter and first nine months of 2013 decreased by approximately 19 percent and 24 percent, respectively, compared to the same periods of 2012. The decline in the number of new accounts was driven by fewer sales opportunities in the small-size employer market segment during the third quarter and first nine months of 2013, which we believe may be temporarily attributable to the uncertain economic and political environment as well as healthcare reform.

Sales in the group large case market segment declined in each of our group product lines in the third quarter of 2013 compared to the same period of 2012 as we continued our disciplined and opportunistic approach to sales growth in the large case market. Sales in the group large case market segment were generally consistent in the first nine months of 2013 compared to the same prior year period. Our sales mix in the first nine months of 2013 was approximately 72 percent core market and 28 percent large case market.

Sales of voluntary benefits were higher in the third quarter and first nine months of 2013 compared to the same periods of 2012, with increases in both core and large case market sales driven by growth in sales to new customers. Although sales to new customers increased, the number of new accounts added in the voluntary benefits product line decreased by approximately two percent and six percent in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 driven by lower sales to new and existing customers.

We believe that the group core market and voluntary benefits market, which combined together were approximately 77 percent of our Unum US sales for the first nine months of 2013, represent significant growth opportunities. We also continue to seek disciplined and opportunistic growth in the group large case and individual disability markets.  While in the short term we expect economic trends, premium rate increases we have implemented for certain of our group products, and the market distraction which we believe has resulted from the implementation of healthcare reform will continue to pressure our sales growth, we believe we are well positioned to expand existing relationships and leverage our brand and market leadership.
Segment Outlook

We believe that premium and sales growth, particularly growth in existing customer accounts, will continue to be pressured by the weak pace of economic growth, low levels of employment growth, the competitive environment, and the distraction caused by political instability and the implementation of healthcare reform. Although we expect to continue to achieve marginal year-over-year growth in our premium income during 2013 and beyond, opportunities for further premium and sales growth are not expected to re-emerge until the economy improves and employment growth accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond calls and other types of miscellaneous net investment income. Although there has been sporadic improvement during 2013, the low interest rate environment has continued to place near-term pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with the price increases throughout 2013. We anticipate that the benefit ratio for our group disability product line for 2013 will be slightly below the level of 2012. We think future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent claims management. The unfavorable impact to amortization of deferred acquisition costs which resulted from the policy terminations which we experienced during the first quarter of 2013, particularly in our voluntary benefits product line, stabilized during the second and third quarters of 2013. Our amortization may continue to be unfavorably impacted, particularly in our voluntary benefits product line, by higher than expected policy terminations.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$96.5	(6.2)%	$102.9	$290.7	(5.2)%	$306.5
Group Life	25.6	(54.6)	56.4	83.1	(49.5)	164.6
Supplemental and Voluntary	15.2	(4.4)	15.9	44.9	(6.5)	48.0
Total Premium Income	137.3	(21.6)	175.2	418.7	(19.3)	519.1
Net Investment Income	30.3	(12.9)	34.8	106.5	(11.6)	120.5
Other Income	0.1	—	—	0.1	—	0.1
Total	167.7	(20.1)	210.0	525.3	(17.9)	639.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	96.9	(28.9)	136.2	312.7	(23.3)	407.7
Commissions	9.6	(13.5)	11.1	28.4	(10.4)	31.7
Deferral of Acquisition Costs	(2.4)	(14.3)	(2.8)	(7.1)	(28.3)	(9.9)
Amortization of Deferred Acquisition Costs	3.6	(5.3)	3.8	11.2	(5.1)	11.8
Other Expenses	28.7	(16.1)	34.2	84.0	(17.7)	102.1
Total	136.4	(25.3)	182.5	429.2	(21.0)	543.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$31.3	13.8	$27.5	$96.1	(0.2)	$96.3

Operating Ratios (% of Premium Income):
Benefit Ratio	70.6%		77.7%	74.7%		78.5%
Other Expense Ratio	20.9%		19.5%	20.1%		19.7%
Before-tax Operating Income Ratio	22.8%		15.7%	23.0%		18.6%

Premium Persistency:
Group Long-term Disability				81.9%		82.9%
Group Life				64.8%		80.3%
Supplemental and Voluntary				78.6%		87.0%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred during the third quarter and first nine months of 2013 compared to the same periods of 2012, translating pounds into dollars decreases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	£62.2	(4.3)%	£65.0	£188.0	(3.1)%	£194.1
Group Life	16.5	(53.8)	35.7	53.8	(48.4)	104.3
Supplemental and Voluntary	9.7	(4.0)	10.1	29.0	(4.6)	30.4
Total Premium Income	88.4	(20.2)	110.8	270.8	(17.6)	328.8
Net Investment Income	19.5	(11.8)	22.1	68.9	(9.8)	76.4
Other Income	0.1	200.0	(0.1)	0.1	—	—
Total	108.0	(18.7)	132.8	339.8	(16.1)	405.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	62.4	(27.6)	86.2	202.3	(21.6)	258.1
Commissions	6.1	(12.9)	7.0	18.3	(9.0)	20.1
Deferral of Acquisition Costs	(1.5)	(16.7)	(1.8)	(4.6)	(27.0)	(6.3)
Amortization of Deferred Acquisition Costs	2.3	(8.0)	2.5	7.3	(2.7)	7.5
Other Expenses	18.6	(13.9)	21.6	54.4	(15.9)	64.7
Total	87.9	(23.9)	115.5	277.7	(19.3)	344.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	£20.1	16.2	£17.3	£62.1	1.6	£61.1

Weighted Average Pound/Dollar Exchange Rate	1.557		1.590	1.548		1.576

Premium income was lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to reinsurance agreements we entered into effective January 1, 2013 to cede an additional portion of our group life business. The reinsurance agreements have significantly decreased premium income and benefit payments for group life during 2013 and have also reduced volatility in this line of business. Premium income in the third quarter and first nine months of 2013 was also unfavorably impacted by continued pressure on premium persistency resulting from the initiation of premium rate increases, partially offset by an increase in premium income as a result of rate increases in existing customer accounts.

Net investment income declined in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to decreases in both the yield on invested assets and in the level of invested assets.

Group long-term disability risk results were unfavorable in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to lower claim recoveries. Group life risk results were favorable in the third quarter and first nine months of 2013 compared to the same periods last year due primarily to the impact of the reinsurance agreements entered into in 2013. Supplemental and voluntary risk results were unfavorable in the third quarter of 2013 compared to the same period of 2012 due to higher claim incidence rates in the individual disability product line but were favorable in the first nine months of 2013 compared to the same period of 2012 due to lower claim incidence rates for the group critical illness product line.

Commissions and deferral of acquisition costs were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to expenses ceded under the group life reinsurance agreements and a lower level of year-to-date sales in 2013. The amortization of deferred acquisition costs was generally consistent in the third quarter and first nine months of 2013 compared to the same prior year periods. The other expense ratio was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to lower premium income partially offset by expense allowances related to the group life reinsurance agreements and continued expense management initiatives.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Group Long-term Disability	$10.3	(1.0)%	$10.4	$35.0	(0.3)%	$35.1
Group Life	6.1	8.9	5.6	17.4	(46.8)	32.7
Supplemental and Voluntary	0.9	(10.0)	1.0	3.0	(25.0)	4.0
Total Sales	$17.3	1.8	$17.0	$55.4	(22.8)	$71.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$8.7	(11.2)%	$9.8	$27.8	(9.7)%	$30.8
Large Case Market	7.7	24.2	6.2	24.6	(33.5)	37.0
Subtotal	16.4	2.5	16.0	52.4	(22.7)	67.8
Supplemental and Voluntary	0.9	(10.0)	1.0	3.0	(25.0)	4.0
Total Sales	$17.3	1.8	$17.0	$55.4	(22.8)	$71.8

Sales by Product
Group Long-term Disability	£6.6	1.5%	£6.5	£22.6	1.8%	£22.2
Group Life	3.8	8.6	3.5	11.2	(46.2)	20.8
Supplemental and Voluntary	0.7	—	0.7	2.0	(23.1)	2.6
Total Sales	£11.1	3.7	£10.7	£35.8	(21.5)	£45.6

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£5.5	(8.3)%	£6.0	£17.9	(7.7)%	£19.4
Large Case Market	4.9	22.5	4.0	15.9	(32.6)	23.6
Subtotal	10.4	4.0	10.0	33.8	(21.4)	43.0
Supplemental and Voluntary	0.7	—	0.7	2.0	(23.1)	2.6
Total Sales	£11.1	3.7	£10.7	£35.8	(21.5)	£45.6

Sales in Unum UK's group long-term disability product line during the third quarter and first nine months of 2013 were slightly higher than sales in the same periods of 2012, with increased sales in the core market segment mostly offset by a decline in sales in the large case market segment. Group life sales were higher in the third quarter but lower in the first nine months of 2013 compared to the same periods of 2012. The increase in group life sales in the third quarter of 2013 was driven by higher sales to existing customers in the large case market segment, partially offset by lower sales to new customers in the core market segment. The group life sales decrease in the first nine months of 2013 compared to the same period of 2012 was the result of sales declines in both the core and large case market segments, due in part to pricing discipline and the initiation of rate increases on new business. Also impacting the comparability of group life sales relative to the third quarter and first nine months of 2012 was the discontinuance of new sales of certain of our group life product lines during the third quarter of 2012. Supplemental and voluntary sales were consistent in the third quarter of 2013 compared to the same period of 2012 but were lower on a year-to-date basis due primarily to lower sales in our group critical illness and individual disability product lines. We define the core market segment for Unum UK to be employee groups with fewer than 500 lives.

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

In our group long-term disability business, we continue to have a cautious outlook for growth given the current environment. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority in the U.K.

In our group life business, we continue to implement rate increases, and we discontinued offering new business for certain group life product lines in 2012. We believe profit margins will improve as a result of these actions. We also expect group life premium income may decline as a result of these actions and a shift in business mix, but through the first nine months of 2013, the increase to premium income from rate increases has offset the impact of policy terminations. As previously noted, we entered into reinsurance agreements effective January 1, 2013 to cede an additional portion of our group life business. These reinsurance agreements will significantly decrease premium income and benefit payments throughout 2013 but are expected to continue to reduce volatility in our group life line of business.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$185.0	1.8%	$181.8	$554.5	2.3%	$541.8
Life	55.6	6.5	52.2	165.7	6.0	156.3
Cancer and Critical Illness	68.5	4.7	65.4	203.9	4.8	194.5
Total Premium Income	309.1	3.2	299.4	924.1	3.5	892.6
Net Investment Income	36.3	7.1	33.9	110.3	6.6	103.5
Other Income	—	—	—	0.1	(50.0)	0.2
Total	345.4	3.6	333.3	1,034.5	3.8	996.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	164.0	3.5	158.5	485.6	3.6	468.7
Commissions	61.9	(3.3)	64.0	188.4	(1.5)	191.2
Deferral of Acquisition Costs	(50.1)	(2.9)	(51.6)	(152.7)	(1.4)	(154.9)
Amortization of Deferred Acquisition Costs	45.3	10.8	40.9	131.3	5.3	124.7
Other Expenses	55.3	4.7	52.8	166.4	3.6	160.6
Total	276.4	4.5	264.6	819.0	3.6	790.3

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$69.0	0.4	$68.7	$215.5	4.6	$206.0

Operating Ratios (% of Premium Income):
Benefit Ratio	53.1%		52.9%	52.5%		52.5%
Other Expense Ratio	17.9%		17.6%	18.0%		18.0%
Before-tax Operating Income Ratio	22.3%		22.9%	23.3%		23.1%

Persistency:
Accident, Sickness, and Disability				75.5%		75.3%
Life				85.3%		85.2%
Cancer and Critical Illness				83.5%		84.3%
Premium income increased in the third quarter and first nine months of 2013 relative to the same periods of 2012 due to continued growth in the inforce block of business as a result of sales and stable persistency. Net investment income increased in the third quarter and first nine months of 2013 due to an increase in the level of invested assets and higher income from bond call premiums and private equity partnership investments, partially offset by a decrease in the yield on invested assets.

Overall risk results were generally consistent in the third quarter and first nine months of 2013 relative to the same periods of 2012. For the third quarter of 2013, improved claim experience in the cancer and critical illness product line was offset by less favorable risk experience in the life product line and the accident, sickness, and disability product line. For the first nine months, favorable risk results in the life and accident, sickness, and disability product lines offset less favorable risk results in our cancer and critical illness line of business.

In the third quarter and first nine months of 2013, commissions and the deferral of acquisition costs were lower than the same periods of 2012 due to a lower level of sales in the current year. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to continued growth in the level of the deferred asset as well as an unfavorable year-over-year impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. The increase in other expenses in the third quarter and first nine months of 2013 compared to the same periods of 2012 was fairly commensurate with the growth in premium income.
Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Sales by Product
Accident, Sickness, and Disability	$50.2	(2.7)%	$51.6	$148.6	(4.0)%	$154.8
Life	13.7	(4.9)	14.4	43.0	(2.7)	44.2
Cancer and Critical Illness	12.2	(1.6)	12.4	36.2	(0.3)	36.3
Total Sales	$76.1	(2.9)	$78.4	$227.8	(3.2)	$235.3

Sales by Market Sector
Commercial
Core Market (<1,000 lives)	$52.5	(6.4)%	$56.1	$161.9	(4.0)%	$168.6
Large Case Market	6.8	17.2	5.8	22.1	1.4	21.8
Subtotal	59.3	(4.2)	61.9	184.0	(3.4)	190.4
Public Sector	16.8	1.8	16.5	43.8	(2.4)	44.9
Total Sales	$76.1	(2.9)	$78.4	$227.8	(3.2)	$235.3

Colonial Life's sales were lower in the third quarter and first nine months of 2013 relative to the same periods of 2012 due to a decrease in new account sales, partially offset by a slight increase in sales to existing accounts. Commercial market sales declined in the third quarter and first nine months of 2013 compared to the same periods of 2012, with a decline in our core commercial market, which we define as accounts with fewer than 1,000 lives, partially offset by higher sales in the large case market. In particular, the decline occurred primarily in the fewer than 50 lives segment of our core market. We believe the decrease in core commercial market sales, particularly in the small employer segment, may be partially attributable to the uncertain economic and political environment as well as healthcare reform. Total public sector market sales increased in the third quarter but declined in the first nine months of 2013 compared to the same periods of 2012. The number of new accounts decreased 28.1 percent and 22.0 percent, respectively, in the third quarter and first nine months of 2013 compared to the same periods of 2012, while the average new case size increased 25.6 percent and 14.9 percent, respectively.
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

Premium growth has remained positive during the first nine months of 2013 due primarily to continued growth in our inforce block resulting from sales and stable persistency. We expect our sales momentum to improve during the remainder of 2013, further contributing to continued premium growth. We expect volatility in net investment income to continue during the remainder of 2013 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Periods of economic downturns have historically had minimal impact on the risk results of Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We believe that strong profit margins will continue, and we expect our overall benefit ratio for 2013 to remain generally consistent with the level of 2012.

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

Closed Block Segment

The Closed Block segment consists of individual disability, group and individual long-term care, and certain other insurance products no longer actively marketed. The individual disability line of business in this segment generally consists of policies we sold prior to the mid 1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include individual life and corporate-owned life insurance, reinsurance pools and management operations, group pension, health insurance, and individual annuities.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability	$169.3	(7.5)%	$183.1	$521.7	(6.0)%	$554.9
Long-term Care	157.0	(1.5)	159.4	473.6	0.4	471.5
All Other	—	(100.0)	0.4	0.1	(94.7)	1.9
Total Premium Income	326.3	(4.8)	342.9	995.4	(3.2)	1,028.3
Net Investment Income	315.4	2.6	307.3	944.6	3.4	913.4
Other Income	23.6	(10.6)	26.4	71.5	(9.4)	78.9
Total	665.3	(1.7)	676.6	2,011.5	(0.5)	2,020.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	570.7	(1.7)	580.5	1,721.0	(0.8)	1,734.3
Commissions	26.8	(5.0)	28.2	81.9	(3.1)	84.5
Interest and Debt Expense	2.1	(16.0)	2.5	6.4	(19.0)	7.9
Other Expenses	40.0	0.5	39.8	119.6	(6.0)	127.2
Total	639.6	(1.8)	651.0	1,928.9	(1.3)	1,953.9

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$25.7	0.4	$25.6	$82.6	23.8	$66.7

Interest Adjusted Loss Ratios:
Individual Disability	80.6%		82.5%	81.6%		82.7%
Long-term Care	89.6%		91.3%	89.7%		90.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.3%		11.6%	12.0%		12.4%
Before-tax Operating Income Ratio	7.9%		7.5%	8.3%		6.5%

Premium Persistency:
Individual Disability				92.0%		92.6%
Long-term Care				95.4%		95.7%

Total premium income decreased in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to expected policy terminations and maturities. For the first nine months of 2013, the premium decrease due to policy lapses for the long-term care line of business was more than offset by the favorable impact of premium rate increases on certain policies as well as the issuance of group long-term care certificates on inforce cases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to higher invested asset levels. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due primarily to a lower level of tax-related reimbursements received by us from the ceding companies and lower investment income in the portfolios held by the ceding companies.

Individual disability risk results for the third quarter of 2013 were favorable compared to the same period of 2012 due primarily to a lower average claim size, partially offset by unfavorable claim recovery and mortality rates. Individual disability risk results for the first nine months of 2013 were favorable primarily due to a lower claim incidence rate, partially offset by unfavorable claim recovery rates. Long-term care risk results were favorable in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to more favorable development in active life reserves.

Interest and debt expense in the third quarter and first nine months of 2013 was lower than the same periods of 2012 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest. The other expense ratio was higher in the third quarter compared to the same period of 2012 due primarily to the decrease in premium income. The other expense ratio was lower for the first nine months of 2013 compared to the same period of 2012 primarily due to a decrease in selling and underwriting costs driven by our discontinuance of the sale of group long-term care in 2012 and our continued focus on operating effectiveness and expense management.

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
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	% Change	2012	2013	% Change	2012
Operating Revenue
Net Investment Income	$0.4	(94.2)%	$6.9	$1.4	(93.9)%	$23.0
Other Income	0.3	(25.0)	0.4	2.7	22.7	2.2
Total	0.7	(90.4)	7.3	4.1	(83.7)	25.2

Interest and Other Expenses	33.6	(3.2)	34.7	107.8	8.8	99.1

Operating Loss Before Non-operating Retirement-related Loss, Income Tax, and Net Realized Investment Gains and Losses	$(32.9)	(20.1)	$(27.4)	$(103.7)	(40.3)	$(73.9)

Net investment income was lower in the third quarter and first nine months of 2013 compared to the same periods of 2012 due to a decrease in investment income attributable to tax credit partnerships, lower short-term interest rates, and a decrease in the yield on invested assets. The negative impact on net investment income and operating income by segment attributable to tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and other expenses were slightly lower in the third quarter but were higher in the first nine months of 2013 compared to the same periods of 2012. The increase over the prior year first nine months was due primarily to the issuance of $250.0 million senior notes in August 2012, partially offset by a lower rate of interest on fixed rate debt that we have effectively converted to floating rate debt.
Segment Outlook

We expect the quality of our investment portfolio to remain strong. The impact on net investment income attributable to tax credit partnerships is likely to continue to negatively impact net investment income for our Corporate segment throughout 2013. However, this is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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
Investment Results

Net investment income was slightly lower in the third quarter and first nine months of 2013 relative to the same periods of 2012 due primarily to a decrease in the yield on invested assets, partially offset by a higher level of assets. Net investment income from bond calls and private equity partnership investments increased slightly in the third quarter and first nine months of 2013 relative to the same periods of 2012, but on an operating segment level investment income from those sources exhibited more year-over-year volatility.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.32 percent as of September 30, 2013, compared to a yield of 6.47 percent as of December 31, 2012. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. As previously noted, cash flows from the in-force asset and liability portfolios are projected at varying interest rate levels to obtain a range of projected cash flows under different interest rate scenarios.  To assess the impact of a duration mismatch which may occur under the different interest rate scenarios, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rates embedded in the reserves.

Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Fixed Maturity Securities
Gross Gains on Sales	$4.3	$4.6	$13.5	$14.0
Gross Losses on Sales	(33.0)	(2.3)	(40.1)	(9.0)
Other-Than-Temporary Impairment Loss	—	—	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.6	2.3	14.6	2.3
Impairment Loss	(1.0)	(1.3)	(2.0)	(1.8)
Embedded Derivative in Modified Coinsurance Arrangement	(0.3)	19.7	18.5	28.7
Other Derivatives	(1.0)	—	(1.5)	—
Foreign Currency Transactions	(0.7)	(1.7)	(4.7)	(2.6)
Net Realized Investment Gain (Loss)	$(26.1)	$21.3	$(2.5)	$31.6

During the third quarter of 2013, when interest rates increased during the early part of the quarter, we sold certain of our lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding mortgage-backed and corporate securities, thereby increasing our investment yield and also improving the credit quality of our fixed maturity securities portfolio. The securities sold had a book value of $408.9 million and generated a realized loss of $30.0 million.

We had no individual realized investment losses of $10.0 million or greater from either other-than-temporary impairments or the sale of fixed-maturity securities during the third quarter or first nine months of 2013 or 2012.

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

The change in fair value of this embedded derivative recognized as a realized gain or loss during the third quarter and first nine months of 2013 and 2012 resulted primarily from a change in credit spreads in the overall investment market. The fair value of this embedded derivative was $(65.4) million at September 30, 2013, compared to $(83.9) million at December 31, 2012, and is reported in other liabilities in our consolidated balance sheets.

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2013

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,423.1	$160.5	$516.8	$39.1	$1,906.3	$199.6
Capital Goods	3,693.4	359.3	454.6	17.3	3,238.8	376.6
Communications	2,828.2	313.3	339.8	23.9	2,488.4	337.2
Consumer Cyclical	1,163.9	116.8	144.8	8.8	1,019.1	125.6
Consumer Non-Cyclical	5,668.4	597.3	844.2	50.1	4,824.2	647.4
Energy (Oil & Gas)	3,696.5	461.8	344.1	19.2	3,352.4	481.0
Financial Institutions	3,455.2	277.4	215.6	8.6	3,239.6	286.0
Mortgage/Asset-Backed	2,161.6	214.6	51.0	1.4	2,110.6	216.0
Sovereigns	1,375.3	172.2	32.4	2.0	1,342.9	174.2
Technology	1,125.0	77.7	356.7	21.0	768.3	98.7
Transportation	1,419.1	173.0	117.0	5.9	1,302.1	178.9
U.S. Government Agencies and Municipalities	2,993.0	296.7	420.9	41.2	2,572.1	337.9
Public Utilities	10,556.7	1,184.6	807.5	49.1	9,749.2	1,233.7
Redeemable Preferred Stocks	38.2	5.2	—	—	38.2	5.2
Total	$42,597.6	$4,410.4	$4,645.4	$287.6	$37,952.2	$4,698.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2013 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2013. The increase in the unrealized loss on both investment-grade and below-investment-grade fixed maturity securities during the third quarter of 2013 was due primarily to an increase in U.S. Treasury rates which occurred during the period. We held one fixed maturity security at September 30, 2013 with a gross unrealized loss of $10.0 million or greater. This below-investment-grade security had a fair value of $30.4 million and a gross unrealized loss of $10.0 million as of September 30, 2013, and is reported in the Basic Industry classification category.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$12.3	$176.6	$9.7	$3.9	$0.7
> 90 <= 180 days	175.7	12.6	6.3	0.4	0.4
> 180 <= 270 days	12.3	12.3	0.4	0.4	0.9
> 270 days <= 1 year	9.5	0.1	0.1	0.3	—
> 1 year <= 2 years	1.0	1.7	0.5	0.2	9.3
> 2 years <= 3 years	0.1	3.4	3.3	5.9	8.9
> 3 years	10.2	9.1	7.5	12.3	17.8
Total	$221.1	$215.8	$27.8	$23.4	$38.0

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.3	$33.3	$3.0	$0.3	$4.1
> 90 <= 180 days	38.1	1.6	0.4	1.4	3.9
> 180 <= 270 days	2.0	—	0.6	2.6	5.4
> 270 days <= 1 year	—	0.5	0.3	2.5	3.9
> 1 year <= 2 years	6.8	3.9	4.9	6.8	4.5
> 2 years <= 3 years	—	1.2	1.0	6.2	9.4
> 3 years	15.0	12.7	8.0	12.5	20.7
Sub-total	66.2	53.2	18.2	32.3	51.9

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	0.3	1.1

Total	$66.5	$53.5	$18.5	$32.6	$53.0

At September 30, 2013, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At September 30, 2013, we held $196.6 million fair value ($184.5 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At September 30, 2013, our mortgage/asset-backed securities had an average life of 5.09 years, effective duration of 4.28 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2013, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,078.0 million and $3,141.6 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.
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

We do not have foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries, no unfunded commitments to issuers domiciled in these countries, and have not used credit derivatives to hedge our exposure or to sell credit protection. We have no investments in issuers domiciled in Greece as of September 30, 2013. Our previous holding domiciled in Greece changed its domicile to Switzerland during the second quarter of 2013.

European Fixed Maturity Securities Exposure - By Country
As of September 30, 2013

(in millions of dollars)
	Fair Value	Amortized Cost
Ireland	$135.8	$134.8
Italy	233.5	235.1
Portugal	48.7	46.7
Spain	239.5	223.2
Total	$657.5	$639.8

Discussion on our exposure to each country is as follows:
Ireland
We have no direct exposure to Irish financial institutions.  In November 2010, Ireland received a support package valued at €85 billion from the International Monetary Fund/European Union based on its plan of recovery. Thus far, Ireland appears committed to fiscal consolidation.  However, we believe there are risks associated with the austerity and recessionary pressures.  As of September 30, 2013, all of our Irish investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the nine months ended September 30, 2013.
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given its political and recessionary pressures. As of September 30, 2013, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the nine months ended September 30, 2013.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  We believe there is risk that Portugal will be unable to achieve the deficit reduction targets set out in this loan agreement, and future aid may be required. As of September 30, 2013, our holding domiciled in Portugal is a geographically diversified utility company that was downgraded to below-investment-grade during the first quarter of 2012. As of September 30, 2013, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.
Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of a certain United Kingdom subsidiary of a Spanish financial institution. We believe there are risks associated with Spain's high unemployment, large budget deficit, banking sector problems, recessionary pressures, and potential regional secession issues. All but one of our Spanish domiciled securities were rated investment-grade as of September 30, 2013, and all were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the nine months ended September 30, 2013.

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

Mortgage Loans

Our mortgage loan portfolio was $1,776.1 million and $1,712.7 million on an amortized cost basis at September 30, 2013 and December 31, 2012, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at September 30, 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million. We held two mortgage loans at December 31, 2012 which were considered impaired and were carried at the estimated net realizable value of $17.4 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment risk, duration, currency, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $0.4 million at September 30, 2013. We held $1.3 million of cash collateral from our counterparties at September 30, 2013. The carrying value of fixed maturity securities posted as collateral to our counterparties was $91.5 million at September 30, 2013. We had no cash collateral posted to our counterparties at September 30, 2013. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $39.9 million and $63.3 million on a fair value basis at September 30, 2013 and December 31, 2012, respectively.

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

We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We made a voluntary contribution of $50.0 million to our U.S. qualified defined benefit plan during the second quarter of 2013. We do not expect to make additional contributions during 2013. We also contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £1.8 million during the first nine months of 2013, and we expect to make an additional required contribution of approximately £0.8 million during the fourth quarter of 2013.

In June and September 2013, we adopted plan amendments which freeze participation and benefit accruals in our defined benefit pension plans in the U.S. and U.K., respectively, effective December 31, 2013 for the U.S. plans and June 30, 2014 for the U.K. plan. Because the amendments eliminate all future service accruals subsequent to the effective dates of the amendments, we were also required to remeasure the benefit obligations of our pension plans, which decreased our net pension liability approximately $330 million as of September 30, 2013, with a corresponding increase in other comprehensive income, less applicable income tax of approximately $115 million. Concurrent with our amendments to our defined benefit pension plans, we adopted amendments to increase the benefits under our defined contribution plans commensurate with the effective dates of the pension plan amendments.

We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law, considering the effects of the retirement benefit changes described herein, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our plan amendments.

In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock. The July 2012 share repurchase program has an expiration date of January 2014, and the dollar value of shares remaining under the repurchase program was $281.6 million at September 30, 2013. During the first nine months of 2013, we repurchased 9.8 million shares at a cost of $268.5 million, including commissions.

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $678 million and $805 million at September 30, 2013 and December 31, 2012, respectively. The September 30, 2013 balance, of which $239 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.3 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months and that our current level of holding company cash and marketable securities can be utilized to mitigate potential losses from defaults. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

We are evaluating various options for our Bermuda-based insurance subsidiary with the intention of re-domesticating it under a U.S. domiciled regulator.  We currently estimate that the financial impact from taking these steps, if completed during the fourth quarter of 2013, would result in a U.S.-based insurance subsidiary with a financial profile consistent with our U.S.-based traditional insurance subsidiaries while maintaining our weighted average risk-based capital ratio within our target range of 375 percent to 400 percent and the cash and marketable securities in our holding companies within our target range of $500 million to $800 million at year-end 2013. This transaction, if completed in the fourth quarter of 2013, would have no material impact on net income for 2013.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $709.5 million for the first nine months of 2013, compared to $953.8 million in the same period of 2012. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows also included contributions of $56.3 million and $59.5 million to our defined benefit pension plans in the first nine months of 2013 and 2012, respectively.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash provided by investing activities was $70.8 million for the first nine months of 2013, compared to net cash used by investing activities of $869.9 million in the same period of 2012.

Proceeds from sales of fixed maturity securities increased in the first nine months of 2013 compared to the same period in 2012 due to the sale of certain of our lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding mortgage-backed and corporate securities with a higher credit quality. Proceeds from maturities of fixed maturity securities were slightly higher in the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in proceeds from scheduled maturities and redemption payments, partially offset by a decrease in proceeds from prepayments on mortgage-backed securities and a decrease in bond calls.

Proceeds from sales and maturities of other investments were higher in the first nine months of 2013 compared to the same period in 2012 due to an increase in distributions received from our private equity partnerships, an increase in mortgage loan principal payments, and an increase in real estate sales proceeds, partially offset by a decrease in proceeds received from derivatives used in our cash flow hedging programs.

Purchases of fixed maturity securities were higher in the first nine months of 2013 compared to the same period in 2012 due to the reinvestment of proceeds from sales of fixed maturity securities. Purchases of other investments increased in the first nine months of 2013 compared to the same period in 2012 due primarily to an increase in funding of mortgage loans.

Net sales of short-term investments increased in the first nine months of 2013 compared to the same period in 2012 due to a significant amount of collateral returned to our counterparties associated with our securities lending program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $794.6 million in the first nine months of 2013, compared to $146.9 million in the same period of 2012.

The balance outstanding under our securities lending program decreased $315.3 million in the first nine months of 2013 and increased $146.0 million in the first nine months of 2012.

During the first quarter of 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million. Tailwind Holdings made principal payments of $7.5 million on these notes during the first nine months of 2012.

During the first nine months of 2013 and 2012, Northwind Holdings made principal payments of $45.0 million and $38.1 million, respectively, on its senior secured non-recourse notes.

During the third quarter of 2012, we issued $250.0 million of 5.75% senior notes and received proceeds of $246.4 million, excluding the associated debt issuance costs and discounts.

During the first nine months of 2013 and 2012, we repurchased 9.8 million and 18.6 million shares of Unum Group's common stock at a cost of $268.5 million and $400.5 million, respectively. Approximately $3.9 million of the amount repurchased during December 2012 was settled in January 2013.

During the first nine months of 2013 and 2012, we paid dividends of $108.8 million and $98.1 million, respectively, to holders of Unum Group's common stock.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from its insurance subsidiaries is generally further limited to the amount of unassigned statutory surplus.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from its U.K.-based affiliate, Unum Limited, subject to applicable insurance company regulations and capital guidance in the U.K.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries generally depends on the level of earnings of those insurance subsidiaries and additional factors such as RBC ratios and capital adequacy requirements in the U.K., funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group. We intend to retain a level of capital in our traditional U.S. insurance subsidiaries such that we maintain a weighted average RBC level above capital adequacy requirements. Effective April 1, 2013, the U.K. government abolished the Financial Services Authority (FSA). Capital adequacy requirements and minimum solvency margins for companies domiciled in the U.K. are now governed by the Prudential Regulation Authority (PRA). We do not anticipate that requirements under the PRA will differ materially from those under the FSA and expect Unum Limited to operate above PRA capital adequacy requirements and minimum solvency margins.
Debt

At September 30, 2013, we had short-term debt of $140.5 million, consisting entirely of securities lending agreements, and long-term debt of $2,631.3 million, consisting primarily of senior secured notes and junior subordinated debt securities.

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility provides for interest rates based on either the prime rate or LIBOR. At September 30, 2013, no amount was outstanding on the facility. While maintenance of the unsecured revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs. Our credit facility contains financial covenants regarding our leverage and net worth. We do not anticipate any violation of those covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds through that facility. Any actions that we may take will be consistent with our stated capital management strategy.

We monitor our compliance with our debt covenants.  There are no significant financial covenants associated with any of our outstanding debt obligations.  We remain in compliance with all debt covenants and have not observed any current trends that would cause a breach of any debt covenants. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012 for further discussion.
Commitments

At September 30, 2013, we had legally binding unfunded commitments of $41.9 million and $3.7 million, which are recognized as liabilities in our consolidated balance sheets, to fund tax credit partnership investments and transferable state tax credits, respectively, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $44.2 million to fund certain investments in private placement fixed maturity securities, $120.5 million to fund certain private equity partnerships, and $61.6 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. During the first nine months of 2013, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt and changes to our defined benefit pension plans as noted herein.
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $140.5 million of securities lending agreements outstanding which were collateralized by cash at September 30, 2013 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2013 was $180.0 million, and the maximum amount outstanding at any month end was $292.3 million. In addition, at September 30, 2013, we had $124.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2013 was $46.8 million, and the maximum amount outstanding at any month end was $124.1 million.

We had no repurchase agreements outstanding at September 30, 2013, nor did we utilize any repurchase agreements during the first nine months of 2013. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.
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

On January 30, 2013, AM Best affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On February 11, 2013 and again on September 30, 2013, Fitch affirmed its A rating of Unum Group's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable." On June 24, 2013, S&P affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the BBB counterparty credit rating for Unum Group. S&P's outlook for all ratings is "stable."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2012. During the first nine months of 2013, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We evaluated those controls based on the 1992 Integrated Internal Control Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2013	—	$—	—	$356,599,590
August 1 - August 31, 2013	1,865,900	29.72	1,865,900	301,140,474
September 1 - September 30, 2013	641,300	30.47	641,300	281,597,142
Total	2,507,200		2,507,200

(1)	The average price paid per share excludes the cost of commissions.

(2)	In July 2012, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's common stock through January 2014.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of Unum Group’s Form 8-K filed on August 30, 2013).

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

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 5, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unum Group
(Registrant)
Date: November 5, 2013	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer

Date: November 5, 2013	By:	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer