Form 10-K
period 2013-12-31
Unum Group
filed 2014-02-26
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $7.7 billion. As of February 24, 2014, there were 259,447,820 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2013.

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

•
Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality rates, and offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of our claims operational processes, and changes in government programs.

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

•	The failure of cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems.

•
Ineffectiveness of our derivatives hedging programs due to changes in the economic environment, counterparty risk, ratings downgrades, capital market volatility, changes in interest rates, and/or regulation.

•	Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.

•	Changes in our financial strength and credit ratings.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

•
Changes in demand for our products due to, among other factors, changes in societal attitudes, the rate of unemployment, consumer confidence, and/or legislative and regulatory changes, including healthcare reform.

•	Effectiveness of our risk management program.

•	Contingencies and the level and results of litigation.

•	Changes in accounting standards, practices, or policies.

•	Fluctuation in foreign currency exchange rates.

•	Ability to generate sufficient internal liquidity and/or obtain external financing.

•	Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.

•	Recoverability and/or realization of the carrying value of our intangible assets, long-lived assets, and deferred tax assets.

•	Terrorism, both within the U.S. and abroad, ongoing military actions, and heightened security measures in response to these types of threats.

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

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Reporting Segments" included herein in this Item 1.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. While we anticipate the environment for 2014 will be somewhat similar to modestly improving from 2013, with below-average economic growth, relatively low interest rates, and continued political uncertainty, we have strategies in place which we believe will help us navigate this environment.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. Measured as a percentage of our 2013 consolidated premium income, our premium income was approximately 59.2 percent for Unum US, 7.3 percent for Unum UK, 16.2 percent for Colonial Life, and 17.3 percent for Closed Block. Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability - recently issued insurance and voluntary benefits products. Unum US products are issued primarily by Unum America and Provident. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. Premium income for Unum US totaled $4,517.1 million in 2013. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products, with a focus on benefit offerings in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, and the voluntary benefits market segment.

Group Long-term and Short-term Disability

Group long-term and short-term disability products contributed approximately 45.9 percent of the Unum US segment premium income in 2013. We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70. The benefits are limited to specified maximums as a percentage of income.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. In some cases, coverage for large employers will include retrospective experience rating provisions or will be underwritten on an experience-rated basis. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience. We also offer fee-based administrative services only (ASO) products, where the responsibility for funding claim payments remains with the customer, and fee-based family medical leave products.

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

Profitability of group long-term and short-term disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. We routinely make pricing adjustments on our group insurance products, when contractually permitted, which take into account emerging experience and external factors.

Group Life and Accidental Death and Dismemberment

Group life and accidental death and dismemberment products contributed approximately 29.6 percent of the Unum US segment premium income in 2013. Group life and accidental death and dismemberment products are sold to employers as employee benefit products. Group life consists primarily of renewable term life insurance with the coverages frequently linked to employees' wages and includes a provision for waiver of premium, if disabled. Accidental death and dismemberment consists primarily of an additional benefit amount payable if death or severe injury is attributable to an accident.

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

Individual Disability - Recently Issued

Individual disability - recently issued products generated approximately 10.3 percent of the Unum US segment premium income in 2013. The policies included in this line of business were issued subsequent to the mid 1990s after substantial changes in product design were implemented to improve the overall risk profile of this type of product. Individual disability is offered primarily to multi-life employer groups to supplement their group disability plans and may be funded by the employer, but the policy is owned by the employee and is portable. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. The benefits, including the underlying group disability coverage, typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods, product features, and waiting periods before benefit payments begin, which permits tailoring of the multi-life plan to a specific employer's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses, also on a multi-life basis. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, product feature, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Our underwriting rules, issue limits, and plan designs reflect the financial circumstances of prospective insureds. Individuals in multi-life groups may be subject to limited medical underwriting. The majority of our individual disability - recently issued policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or change the premium.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Voluntary Benefits

Voluntary benefits products generated approximately 14.2 percent of the Unum US segment premium income in 2013. Voluntary benefits products are primarily sold to groups of employees through payroll deduction at the workplace and include life, disability, accident, hospital indemnity, cancer, and critical illness offered on both a group and individual basis.

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

Unum UK Segment

Our Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include individual disability and critical illness products. Unum UK's products are issued primarily by Unum Limited and are sold in the United Kingdom through field sales personnel and independent brokers and consultants. Premium income for Unum UK totaled $556.6 million in 2013, or £355.9 million in local currency. Our market strategy for Unum UK is to offer benefits to employers and employees through the workplace with a focus on expansion of the number of employers and employees covered in our core market segment, which we define for Unum UK as employee groups with fewer than 500 lives.

Group Long-term Disability

Group long-term disability products contributed approximately 70.1 percent of the Unum UK segment premium income in 2013. Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 60 and 67. The benefits are limited to specified maximums as a percentage of income.

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

We have defined underwriting practices and procedures.  If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Policies are typically issued, both at inception and renewal, with rate guarantees. The usual rate guarantee is two years but may vary depending on circumstances.  The profitability of the policy is dependent upon the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden.

Profitability of group long-term disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience.

Group Life

Group life products contributed approximately 19.1 percent of the Unum UK segment premium income in 2013. Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product providing a lump sum benefit to the beneficiary on death of an employee and a group dependent life product, which we discontinued offering to new customers in 2012, which provides an annuity to the beneficiary upon the death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

Profitability of group life is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Individual Disability

Individual disability products generated approximately 6.1 percent of the Unum UK segment premium income in 2013. Individual disability is offered primarily to individual retail customers. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. Under an individual disability policy, monthly benefits generally are fixed at the time the policy is written. The benefits typically range from 30 percent to 50 percent of the insured's monthly earned income. Various options with respect to length of benefit periods and waiting periods before payment begins are available and permit tailoring of the policy to a specific policyholder's needs. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy. Approximately one half of our individual disability policies are written on a noncancelable basis. The remainder is offered on a guaranteed renewable basis which allows us to re-price in-force policies.

Profitability of individual disability insurance is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Critical Illness

Critical illness products generated approximately 4.7 percent of the Unum UK segment premium income in 2013. Group critical illness products are sold to groups of employees. Individual critical illness products are offered to individual retail customers. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event.

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products. Premium rates for individual critical illness products vary by age and are based on assumptions concerning morbidity, persistency, administrative expenses, investment income, and profit. Individual critical illness insurance is offered on a guaranteed renewable basis which allows us to re-price in-force policies. We develop our assumptions based on our own claims experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy.

Profitability of these products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

Our Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers. Premium income for Colonial Life totaled $1,232.2 million in 2013. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services with a focus on the core market segment, which we define for Colonial Life as accounts with fewer than 1,000 lives, and in the commercial and public sector markets.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

Accident, Sickness, and Disability

The accident, sickness, and disability product line, which generated approximately 60.0 percent of the Colonial Life segment premium income in 2013, consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable for which we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis for which we retain the right to change premiums at the individual account level.

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

Life

Life products contributed approximately 17.9 percent of the Colonial Life segment premium income in 2013 and are primarily comprised of universal life, whole life, and term life policies.

Premium rates vary by age and are based on assumptions concerning mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience and published industry tables. Premiums for the whole life and level term products are guaranteed for the life of the contract. Premiums for the universal life products are flexible and may vary at the individual policyholder level. For the group term life products, we retain the right to change premiums at the account level based on the experience of the account.

Profitability is affected by the level of employee participation, persistency, investment returns, claims experience, and the level of administrative expenses.

Cancer and Critical Illness

Cancer and critical illness policies generated approximately 22.1 percent of the Colonial Life segment premium income in 2013. Cancer policies provide various benefits for the treatment of cancer including hospitalization, surgery, radiation, and chemotherapy. Critical illness policies provide a lump-sum benefit and/or fixed payments on the occurrence of a covered critical illness event.

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Premium income for Closed Block totaled $1,318.8 million in 2013.

Individual Disability

Individual disability policies generated approximately 52.1 percent of the Closed Block segment premium income in 2013. We sold these types of policies on a limited basis subsequent to the mid-1990s and entirely discontinued issuing new policies in this closed block of business in 2004, other than through update features contractually allowable on existing policies.

The majority of the policies represent individual disability insurance which was written on a noncancelable basis and was marketed on a single-life customer basis.

Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Group and Individual Long-term Care

Long-term care policies generated approximately 47.8 percent of the Closed Block segment premium income in 2013. We discontinued offering individual long-term care in 2009 and group long-term care in 2012, other than features contractually allowable on existing group policies. Group long-term care was previously offered to employers for the benefit of employees. Individual long-term care was previously marketed on a single-life customer basis.

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

Our long-term care insurance was sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. Premium rates for long-term care vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables.

Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2013 ceded to other insurance companies. These products contributed approximately 0.1 percent of the Closed Block segment premium income in 2013.

Corporate Segment

Our Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We undertake reinsurance transactions for both risk management and capital management. If the assuming reinsurer in a reinsurance agreement is unable to meet its obligations, we remain contingently liable. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreement, reinsurance recoverable balances could become uncollectible. We evaluate the financial condition of reinsurers to whom we cede business and monitor concentration of credit risk to minimize our exposure. We may also require assets to be held in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries and not ceded is $750,000 per covered life per policy under a group or individual life policy and under a group or individual accidental death and dismemberment policy. For Unum Limited life insurance risk, during 2013 we had reinsurance agreements which provided 50 percent coverage up to £500,000 per covered life and 100 percent coverage per covered life above that amount for the existing in-force block of group life business as well as any new policies issued during the term of the agreements.  During 2014, we intend to continue with Unum Limited's reinsurance program, although we have increased our retention level for group life products that provide lump sum benefits.

We have reinsurance agreements on approximately 77 percent of our Closed Block individual disability business. As of December 31, 2013, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $6.6 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

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

We have a quota share reinsurance agreement under which we cede certain blocks of Unum US group long-term disability claims. The agreement is on a combination coinsurance with funds withheld and modified coinsurance basis and provides 80 percent quota share reinsurance on the ceded claims. We also have three reinsurance agreements that collectively cede approximately 50 percent of Unum US group life risk up to our per person retention limit for our U.S. insurance subsidiaries. These reinsurance agreements for Unum US group disability and group life allow us to more effectively manage capital in conformity with statutory accounting principles but do not meet insurance risk transfer in accordance with applicable U.S generally accepted accounting principles (GAAP) and therefore are not accounted for as reinsurance in our consolidated GAAP financial statements.

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and UnumProvident International Ltd. (UPIL), all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. The captive reinsurers are domiciled in the United States. UPIL, which was previously domiciled in Bermuda, was re-domesticated to the United States during 2013. On a consolidated reporting basis for Unum Group, financial statement impacts of these intercompany reinsurance arrangements are eliminated in accordance with GAAP.

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A, "Liquidity and Capital Resources - Captive Reinsurance Subsidiaries" contained herein in Item 7, and Notes 1, 12, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The reserves reported in our financial statements contained herein are calculated in conformity with GAAP and differ from those specified by the laws of the various states and reported in the statutory financial statements of our life insurance subsidiaries. These differences result from the use of mortality and morbidity tables and interest assumptions which we believe are more representative of the expected experience for these policies than those required for statutory accounting purposes and also result from differences in actuarial reserving methods.

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

For further discussion of reserves, refer to "Risk Factors" contained herein in Item 1A, "Critical Accounting Estimates" and the discussion of segment operating results included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

"Credit watch" or "under review" highlights the potential direction of a short-term or long-term rating. It focuses on identifiable events and short-term trends that cause a rating to be placed under heightened surveillance by a rating agency. Events that may trigger this action include mergers, acquisitions, recapitalizations, regulatory actions, criteria changes, or operating developments. Ratings may be placed on credit watch or under review when an event or a change in an expected trend occurs and additional information is needed to evaluate the current rating level. This status does not mean that a rating change is inevitable, and ratings may change without first being placed on a watch list.

Our financial strength ratings as of February 2014 for our principal U.S. domiciled insurance company subsidiaries were:

•	A (Excellent) by AM Best - 3rd of 16 rankings

•	A (Strong) by Fitch - 6th of 19 rankings

•	A2 (Good) by Moody's - 6th of 21 rankings

•	A (Strong) by S&P - 6th of 21 rankings

Our issuer credit ratings for Unum Group as of February 2014 were:

•	bbb (Good) by AM Best - 9th of 22 rankings

•	BBB (Good) by Fitch - 9th of 21 rankings

•	Baa2 (Adequate) by Moody's - 9th of 21 rankings

•	BBB (Adequate) by S&P - 9th of 22 rankings

As of February 2014, all four rating agencies have a "stable" outlook for our Company, and none of the ratings are currently under review or on credit watch. See further discussion in "Risk Factors" contained herein in Item 1A and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratings" contained herein in Item 7. A rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Competition

There is significant competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, and financial strength. In the individual and group disability markets, we compete in the United States with a limited number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom, we compete for the individual and group products we sell with a number of large internationally recognized providers and strong local carriers.  These providers have been aggressively trying to maintain market share in a difficult economic environment, characterized by very low interest rates and expense pressures on employers and individuals.

We believe the need for the types of products we offer is significant. In both the United States and the United Kingdom, individuals and families often live paycheck to paycheck with a considerable chance of being out of work.  Pressure is also mounting on governments as to the sustainability of public assistance.  Based on current penetration levels, we believe there is substantial upside growth potential.

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

Regulation

We and our subsidiaries are subject to extensive and comprehensive supervision and regulation both in the United States and in the United Kingdom. The laws and regulations with which we must comply are complex and subject to change. New or existing laws and regulations may become more restrictive or otherwise adversely affect our operations. As a result of the financial market and economic challenges over the past few years, regulation and the cost of compliance with regulation has continued to increase.

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. State insurance departments in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Examinations in other states more typically focus on market conduct, such as a review of a sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

Our U.K. insurance subsidiary, Unum Limited, is subject to dual regulation by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), both of which replaced the Financial Services Authority (FSA) effective April 1, 2013. The PRA oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies. The FCA seeks to protect consumers and takes over the authority in that area previously exercised by the FSA in overseeing financial services products and practices, including those governing insurance companies in the U.K.

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

The NAIC's Solvency Modernization Initiative (SMI) began in June 2008. The SMI is a self-examination of the United States' insurance solvency regulation framework and includes a review of international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation. The SMI is a wide-ranging initiative that, by its nature, will evolve to respond to national and international insurance regulatory and solvency developments. Current SMI goals and the principles developed through the SMI's exploration of capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting, and reinsurance will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. Progress on the various initiatives is expected to continue throughout 2014.

During 2012, the NAIC established a subgroup to study the insurance industry's use of captive reinsurers and special purpose vehicles to transfer insurance risk and is considering ways to promote uniformity in both the approval and supervision of such reinsurers. We are currently unable to predict the ultimate outcome of the NAIC's study. Although we believe it to be unlikely, a potential outcome of the NAIC study is that companies could be prohibited from using captive reinsurers. The expected effect of such prohibition would depend on the specific changes to state regulations that might be adopted as a result of the NAIC study, including whether current captive reinsurers would be allowed to continue in existence or, if not, the method and timing of their dissolution, as well as the cost and availability of alternative reinsurance vehicles. At this time, given the uncertainty around the ultimate outcome of these matters, we are unable to estimate the potential impact on our risk-based capital ratios and/or liquidity should the use of captive reinsurers be limited or prohibited. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and it is too early to predict the extent of any changes that might be made. Accordingly, we expect to continue our strategy of using captive reinsurers to manage risks and enhance capital efficiency while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere.  Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company's individual risk profile.  Solvency II, a European Union directive that will prescribe new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, will replace the current capital requirements for Unum Limited.  Our European holding company will also be subject to the Solvency II requirements relevant to insurance holding companies, and its subsidiaries, including Unum Limited, will be subject to group supervision under Solvency II. Solvency II requirements have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management underpinned by prospective risk identification and quantification, and (iii) disclosure and regulatory reporting requirements.  The effective adoption date is expected to be January 1, 2016.  The impact of Solvency II on our U.K. subsidiaries cannot be determined at this time, but its implementation could result in increased capital, supervisory, and disclosure requirements.

See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding captive insurers) are subject to regulation under the insurance holding company laws in the states in which they are domiciled (or deemed to be commercially domiciled), which currently include Maine, Massachusetts, Tennessee, South Carolina, New York, and California. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

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

Federal Laws and Regulations

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) effects comprehensive changes to the regulation of financial services in the United States. Dodd-Frank directs various government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. Among other provisions, Dodd-Frank creates a new framework for regulation of the over-the-counter derivatives markets, including requiring that certain swaps be executed through a centralized exchange or regulated facility and be cleared through a regulated clearinghouse and subjecting major swap participants to capital and margin (i.e., collateral) requirements, which will likely have the effect of increasing the costs of hedging generally and the credit risk posed by some counterparties. We use derivative transactions to help us manage certain risks in our business. New margin requirements for cleared and uncleared transactions are expected to require the posting of higher margin levels for our derivatives activities and also may narrowly restrict the range of eligible collateral, which may require us to hold more of our assets in cash or cash equivalents that generate lower yields than other investments.

Dodd-Frank also established a Financial Stability Oversight Council (FSOC) with authority to subject systemically important financial companies (including non-bank financial companies such as us) to supervision and stricter prudential regulation by the Board of Governors of the Federal Reserve Board, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity, stress testing, and credit exposure, and in certain circumstances limitations on acquisitions or combinations, restrictions on product offerings, and/or requirements to sell assets. In April 2012, the FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically important. We have not been designated as a systemically important financial company, and based on the quantitative criteria set forth in the final rules, at this time we believe it is unlikely that we will be subject to such designation.

In addition, Dodd-Frank established a Federal Insurance Office (FIO) within the Department of the Treasury to monitor all aspects of the insurance industry (other than with respect to health insurance, certain long-term care insurance, and crop insurance), including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system and recommending insurers (potentially including us) that should be designated for stricter regulation. In December 2013, the FIO released its report on how to modernize and improve the system of insurance regulation in the United States. The report concludes that modernization and improvement are possible through a combination of steps by states and certain actions by the federal government. The report makes recommendations for enhanced uniformity and efficiency by states in the areas of insolvency and marketplace regulation and for direct federal involvement in certain areas, such as for the FIO to engage in supervisory colleges and also to study and report on the manner in which personal information is used for insurance pricing and coverage purposes.

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

Geographic Areas

Operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment totaled $705.2 million, $865.5 million, and $877.8 million for 2013, 2012, and 2011, respectively. These amounts were approximately 6.8 percent, 8.3 percent, and 8.5 percent of consolidated operating revenue for 2013, 2012, and 2011, respectively. As of December 31, 2013, total assets and liabilities for our Unum UK segment were $3.7 billion and $3.0 billion, respectively, or approximately 6.2 percent and 5.9 percent of consolidated assets and liabilities, respectively. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2013, we had approximately 9,200 full-time employees.

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

Name	Age	Position
Thomas R. Watjen	59	President and Chief Executive Officer and a Director
Liston Bishop III	67	Executive Vice President and General Counsel
Breege A. Farrell	54	Executive Vice President and Chief Investment Officer
Randall C. Horn	61	Executive Vice President, President and Chief Executive Officer, Colonial Life
Christopher J. Jerome	53	Executive Vice President, Global Services
Kevin P. McCarthy	58	Executive Vice President and Chief Operating Officer
John F. McGarry	56	Executive Vice President, President and Chief Executive Officer, Closed Block Operations
Richard P. McKenney	45	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	47	Executive Vice President, President and Chief Executive Officer, Unum UK
Michael Q. Simonds	40	Executive Vice President, President and Chief Executive Officer, Unum US

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

Mr. Bishop was named Executive Vice President and General Counsel in October 2008. From August 1979 through September 2008, Mr. Bishop practiced corporate and securities law as a member of the law firm of Miller & Martin PLLC, except during the period from January 2005 through July 2007 when he was employed as deputy general counsel and corporate secretary of Coca-Cola Enterprises Inc.

Ms. Farrell was named Executive Vice President and Chief Investment Officer in August 2013, after having joined the Company as Senior Vice President and Chief Investment Officer in April 2011. Before joining the Company, she held a number of executive-level investment positions within the organization of The Allstate Corporation, a personal lines insurer, including as Senior Managing Director of Allstate Investments, LLC and certain affiliated companies from January 2010 to April 2011, and as Managing Director of these companies from August 2004 to January 2010.

Mr. Horn was named Executive Vice President, President and Chief Executive Officer, Colonial Life in May 2006. Prior to that, he served as President and Chief Executive Officer, Colonial Life from March 2004.  Before joining the Company, he served as Executive Vice President of Mutual of Omaha Insurance Company from 1993 until 2003, having joined that company in 1981.

Mr. Jerome was named Executive Vice President, Global Services in July 2013, after having served as Senior Vice President, Global Services from January 2012. He previously served as Senior Vice President, Risk Operations from July 2010, as Senior Vice President, Underwriting & Service Operations, Unum US from May 2010, and as Senior Vice President, Group Underwriting Operations from August 2006. Mr. Jerome originally joined a Unum Group predecessor company in 1983.

Mr. McCarthy was named Executive Vice President and Chief Operating Officer in January 2012. He served as President and Chief Executive Officer of Unum US from May 2007 through June 2013. He previously served as Executive Vice President, President, Unum US from January 2007. Prior to that, he served as Executive Vice President, Risk Operations from January 2006. He previously served as Executive Vice President, Underwriting from May 2003. Mr. McCarthy originally joined a Unum Group predecessor company in 1976.

Mr. McGarry was named Executive Vice President, President and Chief Executive Officer, Closed Block Operations in August 2013, after having served as Executive Vice President, Individual Disability and Long-term Care Closed Block Operations from September 2012. He previously served as Executive Vice President, President and Chief Executive Officer, Unum UK from July 2010, and as Senior Vice President, Benefits, Individual Disability, and National Client Group Business, Unum US from January 2010. Prior to that, he served in various other capacities within Unum US, including as Senior Vice President, Benefits Operations and Risk Management from March 2008 to January 2010, and as Senior Vice President, Benefits Operations from January 2006 to March 2008. Mr. McGarry originally joined a Unum Group predecessor company in 1986.

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

Mr. Simonds was named Executive Vice President, President and Chief Executive Officer, Unum US in July 2013, after having served as Senior Vice President and Chief Operating Officer, Unum US from June 2012. He previously served as Senior Vice President, Growth Operations, Unum US from July 2010, and as Senior Vice President and Chief Marketing Officer, Unum US from March 2008. Mr. Simonds originally joined a Unum Group predecessor company in 1994, left the Company in 2000 to further his education and to serve as a consultant with McKinsey & Company, a global management consulting firm, and rejoined the Company in 2003.

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

Unfavorable economic conditions may result in lower sales, lower premium growth and persistency, higher claims incidence, and longer claims duration, which may adversely affect our results of operations or financial condition.

We are affected by conditions in the capital markets and the general economy, both in the United States, the United Kingdom, and to a lesser extent, the broader global financial markets. A challenging business environment and volatile markets persisted through 2013 and may continue in 2014. Adversity in the capital markets and the general economy may adversely affect our business and results of operations.

In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

Continued low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or increase our capital contributions to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

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

See "Reserves for Policy and Contract Benefits" contained herein in Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Interest Rate Risk" contained herein in Item 7A, and Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

See "Reserves for Policy and Contract Benefits" contained herein in Item 1, "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1 and 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

We and our insurance subsidiaries are subject to extensive supervision and regulation, which may affect the cost or demand for our products, increase capital requirements for our insurance subsidiaries, and adversely affect our profitability, liquidity, or growth.

Our insurance subsidiaries are subject to extensive supervision and regulation in the United States and abroad. The primary purpose of insurance regulation is to protect policyholders, not stockholders. To that end, applicable laws establish regulatory authorities, including state insurance departments in the United States and the PRA in the United Kingdom, with broad administrative powers over many aspects of the insurance business. For example, our insurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we and our insurance subsidiaries may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations can be complex and subject to differing interpretations and are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. For example, they may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the ability of our insurance subsidiaries to do business in one or more of the jurisdictions in which they operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, such as the NAIC Solvency Modernization Initiative and the European Commission's Solvency II directive, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. New programs, including healthcare reform and financial services sector reform, may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. For example, although the Patient Protection and Affordable Care Act (PPACA) reforms the business of health insurance and does not directly affect our insurance products, we believe it has indirectly led to lower product sales in recent periods as the attention of our brokers, agents, and customers has been diverted toward compliance with the legislation.

We use affiliated captive reinsurers for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. If we were required to discontinue use of the captive reinsurers or to alter the structure of the captive reinsurance arrangements, our ability to maintain current risk-based capital (RBC) ratios and/or our capital deployment activities could be adversely affected. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and it is too early to predict the potential impact of any changes that might be made.

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

Dodd-Frank directs existing and recently created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. As a result of the regulations implemented thus far, regulations directed at some derivative activities and the implementation of central clearing rules have increased the cost of some hedging activities primarily as a result of more restrictive collateral requirements. We cannot predict the requirements of the remaining regulations that will ultimately be adopted or how or whether such regulations will affect our businesses, results of operations, cash flows, or financial condition, require us to raise additional capital, or result in a downgrade of our credit ratings.

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

Regulatory examinations or investigations could result in, among other things, changes in our claims handling or other business practices, changes in procedures for the identification and payment to the states of benefits and other property that is not claimed by the owners, changes in the use and oversight of reinsurance, increases to reserving requirements, changes in governance and other oversight procedures, assessments by tax authorities or other governing agencies, fines, and other administrative action, which could injure our reputation, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, impair our ability to sell or retain insurance policies, and/or have a material adverse effect on our results of operations or financial condition. Determination by regulatory authorities that we have engaged in improper conduct may also adversely affect our defense of various lawsuits.

See "Regulation" contained herein in Item 1 and Notes 7 and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Valuation Risk

We report our fixed maturity securities and certain other financial instruments at fair value. Valuations may include inputs and assumptions that are less observable or require greater estimation, particularly during periods of market disruption, resulting in values which may be less than the value at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported in our financial statements, and the period to period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Market Timing and Liquidity Risk

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, there may at times be a lack of appropriate investments in the market which can be acquired. In addition, we may in certain circumstances need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. There may also be a limited market for certain of our investments, such as our private placement fixed maturity securities, mortgage loans, and policy loans, which makes them more illiquid. In periods of market volatility or disruption, other of our securities may also experience reduced liquidity. If events occur wherein we need to sell securities in an unfavorable interest rate or credit environment or need to quickly sell securities which are illiquid, market prices may be lower than what we might realize under normal circumstances, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and derivatives.

The failure of cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively, which could adversely affect our results of operations or financial condition.

We rely heavily on the effective operation of our information technology systems to administer almost every aspect of our business. We also store confidential policyholder and employee information and other proprietary information on our systems as a part of our normal business operations. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. We maintain security systems and implement measures to protect our information technology systems and data, but they may be insufficient to prevent physical and electronic break-ins, computer viruses or other malicious code, cyber attacks, and similar disruptions from unauthorized tampering. These threats may originate externally, such as from cyber criminals or other hackers, or internally from within our company, such as from employee error or malfeasance. In some cases we may be unaware of emerging threats and the magnitude of their effects, or we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure.

In the event of a disaster such as a natural catastrophe, an epidemic, a cyber attack, cyber security breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

The failure of our information technology and/or disaster recovery systems for any reason could cause significant interruptions or malfunctions in our or our customers’ operations and result in the loss, theft, or failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions, legal claims, and increased expenses, lead to a loss of customers and revenues, and otherwise adversely impact our profitability and our business. While we maintain cyber liability insurance that provides coverage for network security, privacy liability, technology errors and omissions, media liability, first party network business interruption, electronic restoration, and cyber extortion (including sub-limits for credit monitoring, notification costs, regulatory expense, and investigative expense), our insurance may not provide adequate loss coverage in all circumstances.

The effectiveness of our hedging programs may be affected by changes in the economic environment, changes in interest rates, capital market volatility, non-performance by our counterparties, changes in the level of required collateral, or regulation, which may adversely affect our results of operations, financial condition, or liquidity.

We use derivative financial instruments to help us manage certain risks related to our business operations, primarily interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

Competition may adversely affect our market share or profitability.

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. The level and intensity of competition may grow due to existing competitors becoming more aggressive, new competitors entering the market, including those who enter the market as a result of healthcare reform, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future, which may adversely affect our market share or profitability. See "Competition" contained herein in Item 1 for further discussion.

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

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, and cyber or other information security incidents.

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

Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business, which could adversely affect our results of operations or financial condition. Damage to our reputation may also hinder our ability to raise new capital and/or increase our cost of capital. See "Regulation" contained herein in Item 1 and Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on regulatory matters and legal proceedings.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside, which can affect the length of time in which the re-pricing can be implemented, if at all. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term care benefits and may subject more policyholders to advanced aging and an associated increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Sustained periods of low interest rates could result in increases in reserves and adversely affect our results of operations.

Group Life Insurance

Group life insurance may be affected by the characteristics of the employees insured, the amount of insurance employees may elect voluntarily, our risk selection process, our ability to retain employer groups with favorable risk characteristics, the geographical concentration of employees, and mortality rates. Claim incidence may also be influenced by unexpected catastrophic events such as terrorist attacks, natural disasters, and pandemic health events, which may also affect the cost of and availability of reinsurance coverage. There are a series of lawsuits challenging the use of retained asset accounts in group life plans that are governed by ERISA. If these challenges are upheld by the courts, our ability to use such accounts for the beneficiaries of these plans may be adversely affected.

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

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, operations, capital and liquidity, and reputational risks. However, our program may not be comprehensive, and our methods for monitoring and managing risk may not fully predict or mitigate future exposures. See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information about our risk management program.

Litigation and contingencies are common in our businesses and may result in financial losses and/or harm to our reputation.

We are, and in the future may be, defendants in a number of litigation matters, and the outcome of this litigation is uncertain.  Some of these proceedings have been brought on behalf of various alleged classes of complainants. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. An estimated loss is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An adverse outcome in one or more of these actions may, depending on the nature, scope and amount of the ruling, materially and adversely affect our results of operations or financial condition, encourage other litigation, and limit our ability to write new business, particularly if the adverse outcomes negatively impact certain of our ratings.

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

Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During the fourth quarter of 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We are cooperating fully with this examination, as well as with a Delaware Market Conduct examination and a Voluntary Disclosure Agreement process with the state of Minnesota. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.

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

If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S., the PRA in the U.K., and the rating agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by regulatory authorities, or a downgrade by the rating agencies. Need for additional capital may limit a subsidiary's ability to distribute funds to our holding companies.

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

We rely on our credit facility as a potential source of liquidity. Our right to borrow funds under this facility is subject to financial covenants, negative covenants, and events of default. Our ability to borrow under this facility is also subject to the continued willingness and ability of the lenders to provide funds. Our failure to comply with the covenants in the credit facility or the failure of lenders to fund their lending commitments would restrict our ability to access this facility when needed, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 8 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

As a holding company, Unum Group depends on the ability of its subsidiaries to transfer funds to it so that it can meet its obligations and pay dividends.

Unum Group is a holding company for insurance and other subsidiaries and has no significant operations of its own. Our insurance subsidiaries are subject to insurance laws and regulatory limitations on the payment of dividends and on other transfers of funds or other assets to affiliates, including to Unum Group. The level of earnings and capital in our subsidiaries, as well as business conditions and rating agency considerations, could impact our insurance and other subsidiaries' ability to pay dividends or to make other transfers of funds to Unum Group, which could impair our ability to pay dividends to Unum Group's common stockholders, meet our debt and other payment obligations, and/or repurchase shares of Unum Group's common stock.

See "Regulation" contained herein in Item 1,"Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

See "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 7, and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We occupy approximately 2.4 million square feet of space at our four major United States operating centers located in Chattanooga, Tennessee; Portland, Maine; Worcester, Massachusetts; and Columbia, South Carolina.

We own and occupy two connected buildings in Chattanooga, Tennessee, with approximately 861,000 square feet of office space. We own and occupy five facilities in Portland, Maine, with approximately 838,000 square feet of office space. We lease and occupy approximately 167,000 square feet of office space in Worcester, Massachusetts. These properties are used primarily for operations supporting our Unum US, Closed Block, and Corporate segments.

We own and occupy approximately 523,000 square feet of office space in Columbia, South Carolina, used primarily for operations supporting our Colonial Life segment.

We also occupy office buildings in the United Kingdom which serve as the home offices supporting our Unum UK segment. We own and occupy property located in Dorking, with approximately 69,000 square feet of office space. In addition, approximately 68,000 square feet of office space is leased and occupied in two office buildings located in Bristol and Basingstoke.

Additionally, we lease other office space, for periods principally from five to fifteen years, for use by our affiliates and sales forces.

Our properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is "UNM". Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2013
4th Quarter	$35.40	$29.45	$0.1450
3rd Quarter	32.94	29.14	0.1450
2nd Quarter	29.92	25.55	0.1300
1st Quarter	28.34	21.18	0.1300

2012
4th Quarter	$21.35	$19.04	$0.1300
3rd Quarter	20.92	18.28	0.1300
2nd Quarter	24.77	18.37	0.1050
1st Quarter	24.81	20.84	0.1050

Our board of directors has the authority to declare cash dividends on shares of our common stock. In determining dividends, the board takes into account a number of factors including our financial condition and results of operations, regulatory limitations on the payment of dividends from subsidiaries, cash requirements, general economic conditions, and other factors the board may deem relevant.  For information on restrictions relating to our subsidiaries' ability to pay dividends to Unum Group and certain of its intermediate holding company subsidiaries, see "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. For information relating to compensation plans under which Unum Group's equity securities are authorized for issuance, see Item 12 contained herein.

As of February 24, 2014, there were 12,190 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2013	—	$—	—	$281,597,142
November 1 - November 30, 2013	450,600	33.30	450,600	266,593,682
December 1 - December 31, 2013	1,020,900	34.28	1,020,900	729,967,795
Total	1,471,500		1,471,500

(1)	The average price paid per share excludes the cost of commissions.

(2)
In December 2013, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through June 12, 2015. This new authorization replaced the previous authorization of $750 million that was authorized in July 2012 and scheduled to expire on January 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2013	2012	2011	2010	2009
Income Statement Data

Revenue
Premium Income	$7,624.7	$7,716.1	$7,514.2	$7,431.4	$7,475.5
Net Investment Income	2,492.1	2,515.2	2,519.6	2,495.5	2,346.6
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)	24.7	11.7
Other Income	230.2	227.9	249.1	241.6	257.2
Total	10,353.8	10,515.4	10,278.0	10,193.2	10,091.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,595.7	6,722.2	7,209.5	6,354.1	6,291.6
Commissions	909.5	917.2	879.2	855.4	837.1
Interest and Debt Expense	149.4	145.4	143.3	141.8	125.4
Other Expenses (2)	1,494.0	1,481.1	1,712.7	1,522.0	1,553.0
Total	9,148.6	9,265.9	9,944.7	8,873.3	8,807.1

Income Before Income Tax	1,205.2	1,249.5	333.3	1,319.9	1,283.9
Income Tax	347.1	355.1	49.1	441.2	436.6

Net Income	$858.1	$894.4	$284.2	$878.7	$847.3

Balance Sheet Data

Assets	$59,403.6	$62,236.1	$59,555.2	$56,602.7	$53,778.8

Long-term Debt	$2,612.0	$2,755.4	$2,570.2	$2,631.3	$2,549.6

Accumulated Other Comprehensive Income	$255.0	$628.0	$461.8	$351.4	$347.5
Other Stockholders' Equity	8,404.1	7,984.6	7,707.9	8,133.5	7,697.5
Total Stockholders' Equity	$8,659.1	$8,612.6	$8,169.7	$8,484.9	$8,045.0

Per Share Data

Net Income
Basic	$3.24	$3.18	$0.94	$2.70	$2.56
Assuming Dilution	$3.23	$3.17	$0.94	$2.69	$2.55

Stockholders' Equity	$33.30	$31.87	$27.91	$26.80	$24.25

Cash Dividends	$0.550	$0.470	$0.395	$0.350	$0.315

Weighted Average Common Shares Outstanding
Basic (000s)	264,725.8	281,355.9	302,399.8	325,839.0	331,266.2
Assuming Dilution (000s)	265,949.2	281,756.8	303,571.0	327,221.1	332,136.2

(1) Included is a reserve increase of $573.6 million in 2011 related to our long-term care closed block business and a reserve increase of $183.5 million in 2011 related to our individual disability closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(2) Includes the net increase in deferred acquisition costs, compensation expense, and other expenses. Included in these expenses is a charge of $196.0 million in 2011 related to the impairment of long-term care closed block deferred acquisition costs. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Executive Summary

Throughout 2013, we remained focused on profitable top-line growth in select markets and a disciplined investment strategy, as we continued to drive effectiveness in our operating performance and to generate consistent, sustainable capital available for deployment. A discussion of our operating performance and capital management follows.

2013 Operating Performance and Capital Management

For 2013, we reported net income of $858.1 million, or $3.23 per diluted common share, compared to net income of $894.4 million, or $3.17 per diluted common share, in 2012. Included in these results are net realized investment gains and losses and non-operating retirement-related gains or losses. Also included are fourth quarter 2013 adjustments for a reserve increase related to unclaimed death benefits ($95.5 million before tax and $62.1 million after tax, or $0.24 per diluted common share) and a reserve reduction related to group life waiver of premium benefits ($85.0 million before tax and $55.2 million after tax, or $0.21 per diluted common share). Adjusting for these items, after-tax operating income was $882.5 million, or $3.32 per diluted common share, in 2013, compared to $887.5 million, or $3.15 per diluted common share, in 2012.

Total operating revenue, which excludes net realized investment gains and losses, was 1.1 percent lower in 2013 relative to 2012, with slight declines in both premium income and net investment income. Total operating income, excluding net realized investment gains and losses, non-operating retirement-related gains or losses, and income taxes, decreased by 0.7 percent compared to 2012. Operating income, when also excluding the 2013 reserve adjustments related to unclaimed death benefits and group life waiver of premium benefits, increased slightly relative to 2012, with favorable earnings in all of our segments other than our Corporate segment. Earnings per share were also favorably impacted by our capital management strategy of returning capital to shareholders through repurchases of our common stock. See additional information in "2013 Unclaimed Death Benefits Reserve Increase," "2013 Group Life Waiver of Premium Benefit Reserve Reduction," "Consolidated Operating Results," and "Reconciliation of Non-GAAP Financial Measures" contained herein in Item 7.

Our Unum US segment reported an increase in operating income, including the 2013 reserve adjustments related to unclaimed death benefits and group life waiver of premium benefits, of 2.5 percent in 2013 compared to 2012. Operating income excluding these reserve adjustments increased 1.4 percent, with growth in premium income and overall favorable risk results. Premium income increased 1.4 percent in 2013 compared to 2012, as we believe the weak pace of economic growth, low levels of employment growth, the competitive environment, and the distraction caused by political instability and the implementation of healthcare reform continued to pressure our sales and premium income growth throughout 2013. The benefit ratio for our Unum US segment for 2013 was 71.3 percent, or 71.6 percent excluding the reserve adjustments, compared to 72.7 percent in 2012. Unum US sales decreased 2.0 percent in 2013 compared to 2012. Although persistency declined slightly during 2013 relative to 2012, our persistency remains strong and is generally consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 1.7 percent in 2013 compared to 2012, with overall favorable risk results. Premium income in local currency declined 18.8 percent in 2013 relative to 2012 due primarily to reinsurance agreements entered into effective January 1, 2013 to cede an additional portion of our group life business. The reinsurance agreements significantly decreased premium income and benefit payments for group life during 2013 and also reduced volatility in this line of business. The decline in the benefit ratio for Unum UK to 74.3 percent in 2013 from 77.9 percent, in 2012 was due primarily to improved risk results in the group life product line. Unum UK sales in 2013 decreased 18.7 percent, in local currency, in 2013 compared to 2012 due primarily to lower group life sales as we continued to execute our plans to improve new business pricing and reposition our group life business for better margins and greater stability. Persistency declined, as expected, primarily as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported a decrease in operating income, including the 2013 reserve increase related to unclaimed death benefits, of 3.5 percent in 2013 compared to 2012. Operating income excluding this reserve adjustment increased 3.9 percent in 2013, with higher operating revenue and stable risk results. Premium income grew 3.2 percent in 2013 compared to 2012. The 2013 benefit ratio for Colonial Life was 54.1 percent, and excluding the reserve increase was 52.5 percent, consistent with the level of 2012. Colonial Life sales increased 1.6 percent in 2013 compared to 2012, driven by higher large case commercial market sales. Persistency in 2013 declined slightly but remains strong for all lines of business.

Our Closed Block segment reported an increase in operating income of 14.6 percent in 2013 relative to 2012. Net investment income increased 3.4 percent in 2013 compared to 2012 due to higher invested asset levels. Risk results in 2013 were slightly favorable for both individual disability and long-term care relative to the prior year.

Our investment portfolio continues to perform well, and our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.1 billion at December 31, 2013 compared to $7.2 billion at December 31, 2012, with the decline due primarily to an increase in U.S. Treasury rates during 2013.

We believe our capital and financial positions are strong. At December 31, 2013, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 405 percent, compared to 396 percent at December 31, 2012. During 2013, we repurchased 11.2 million shares of Unum Group common stock at a cost of $318.6 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $514 million at December 31, 2013, relative to $805 million at December 31, 2012. The decline was due primarily to repurchases of our common stock and a capital contribution related to our 2013 re-domestication of a captive reinsurance subsidiary.

2013 Unclaimed Death Benefits Reserve Increase

Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. We believe adopting this process, which reflects an evolving regulatory and industry practice, is in the best interest of our customers. Therefore, in addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years.

During the fourth quarter of 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Claim reserves were increased $49.1 million for Unum US group life, $26.3 million for Unum US voluntary life, and $20.1 million for Colonial Life voluntary life, for a total reserve increase of $95.5 million. These reserve adjustments decreased net income $62.1 million.

Although the legal and regulatory environment continues to evolve, we believe our decision to adopt this claims practice and establish additional reserves is in the best interests of our customers.

2013 Group Life Waiver of Premium Benefit Reserve Reduction

Within our Unum US segment, we offer group life insurance coverage which consists primarily of renewable term life insurance and includes a provision for waiver of premium, if disabled. The group life waiver of premium benefit (group life waiver) provides for continuation of life insurance coverage when an insured, or the employer on behalf of the insured, is no longer paying premium because the employee is not actively at work due to a disability. The group life waiver claim reserve is the present value of future anticipated death benefits reflecting the probability of death while remaining disabled. Claim reserves are calculated using assumptions based on past experience adjusted for current trends and any other factors that would modify past experience and are subject to revision as current claim experience emerges and alters our view of future expectations.

The two fundamental assumptions in the development of the group life waiver reserve are mortality and recovery. Our emerging experience and that which continues to emerge within the industry indicate an increase in life expectancies, which decreases the ultimate anticipated death benefits to be paid under the group life waiver benefit. Emerging experience also reflects an improvement in claim recovery rates, which also lessens the likelihood of payment of a death benefit while the insured is disabled.

During the fourth quarter of 2013, we completed a review of our assumptions and modified our mortality and claim recovery assumptions for our Unum US group life waiver reserves and, as a result, reduced the applicable claim reserves by $85.0 million and increased net income $55.2 million.

2013 Retirement Benefit Changes

In 2013, we adopted plan amendments which freeze participation and benefit accruals in our defined benefit pension plans in the U.S. and U.K., effective December 31, 2013 for the U.S. plans and June 30, 2014 for the U.K. plan. As a result of these plan amendments we recognized a net before-tax curtailment gain of $3.0 million during 2013. Because the amendments eliminate all future service accruals subsequent to the effective dates of the amendments, we were also required to remeasure the benefit obligations of our pension plans, which decreased our net pension liability approximately $330 million during 2013, with a corresponding increase in other comprehensive income, less applicable income tax of approximately $115 million. Concurrent with our amendments to our defined benefit pension plans, we adopted amendments to increase the benefits under our defined contribution plans commensurate with the effective dates of the pension plan amendments.

Further discussion is included in "Consolidated Operating Results," "Reconciliation of Non-GAAP Financial Measures," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

2011 Long-term Care Strategic Review

Following a comprehensive and strategic review of our long-term care business, in February 2012 we announced that we would discontinue selling group long-term care.  We discontinued selling individual long-term care during 2009. As part of the strategic review, and as is typical in the fourth quarter of each year, we analyzed our reserve assumptions for long-term care in conjunction with our annual loss recognition testing. We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test. Included in the analysis was a review of our reserve discount rate assumptions and mortality and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in 2011. We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $196.0 million were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our current estimate of future benefit obligations. These charges decreased our net income $500.3 million.

2011 Claim Reserve Increase for Individual Disability Closed Block Business

Claim reserves supporting our individual disability closed block of business are calculated using assumptions based on actual experience believed to be currently appropriate. Claim reserves are subject to revision as current claim experience emerges and alters our view of future expectations. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business. We are now able, with a higher degree of confidence, to assess our own experience for older ages in our long duration lifetime claim block as our data has become credible. There is very little industry experience for lifetime disability benefits, as our insurance companies were the primary disability companies in the insurance industry at the time lifetime disability benefits were offered. These benefits were offered during the 1980s and 1990s, recent enough such that claimants are just reaching the older ages and providing us with data to build our claim experience base. Emerging experience indicates a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption and, as a result, increased our claim reserves for our individual disability closed block of business by $183.5 million and decreased net income $119.3 million.

Outlook for 2014

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. While we anticipate the environment for 2014 will be somewhat similar to modestly improving from 2013, with below-average economic growth, relatively low interest rates, and continued political uncertainty, we have strategies in place which we believe will help us navigate this environment.

We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. During 2014, we will continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and product offerings. Our strategy will be centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, should allow us to meet our long-term financial objectives.

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $40.5 billion and $39.9 billion at December 31, 2013 and 2012, respectively, or approximately 79.8 percent and 74.4 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.8 billion and $6.7 billion at December 31, 2013 and 2012, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our traditional non interest-sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability products in our Unum UK segment; disability and cancer and critical illness policies in our Colonial Life segment; and individual disability, long-term care, and other products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Therefore, we maintain policy reserves for a policy for as long as the policy remains in-force, even after a separate claim reserve is established. Incidence rates in industry standard valuation tables for policy reserves have traditionally included all lives, active and disabled.  In addition, the waiver of premium provision provides funding for the policy reserve while a policyholder is disabled.  As a result, the funding mechanisms and the cost of claims are aligned and require a policy reserve to be held while on claim.  In addition, most policies allow for multiple occurrences of claims, and a policy reserve is consequently still maintained at the time of claim to fund any potential future claims. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum UK, and Colonial Life products, which at December 31, 2013 represented approximately 12.1 percent, 0.1 percent, and 9.9 percent, respectively, of our total gross policy reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Closed Block segment include certain older policy forms for individual disability, individual and group long-term care, and certain other products, all of which are no longer actively marketed. The reserves for individual disability and individual and group long-term care, which represented approximately 41.7 percent of our total gross policy reserves at December 31, 2013, are determined using the gross premium valuation method. Reserves for individual disability are based on assumptions established as of January 1, 2004, the date of loss recognition. Reserves for long-term care are based on assumptions established as of December 31, 2011, the date of loss recognition. Key assumptions are persistency, mortality, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business annually, or more frequently if appropriate.

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.8 billion on a gross basis, or approximately 36.2 percent of our total policy reserves. We have ceded $4.6 billion of these other products' policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Claim reserves supporting our Unum US group and individual disability product lines and our Closed Block individual disability and individual and group long-term care product lines represent approximately 35.3 percent and 47.2 percent, respectively, of our total claim reserves at December 31, 2013. We use a tabular reserve methodology for group and individual long-term disability and group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as IBNR claims, is determined in aggregate rather than on the individual claimant basis that we use for our long-term products, using historical patterns of claim incidence as well as historical patterns of aggregate claim resolution rates. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves supporting the Unum US group life and accidental death and dismemberment products represent approximately 3.7 percent of our total claim reserves at December 31, 2013. Claim reserves for these products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the count and severity method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment represent approximately 10.0 percent of our total claim reserves at December 31, 2013, and are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK's own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life's lines of business, which approximate 1.7 percent of our total claim reserves at December 31, 2013, are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent reserves determined for each incurred claim and also include estimated amounts for litigation expenses and other expenses associated with the payment of the claims as well as provisions for claims which we estimate will be reopened for our long-term care products. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring that has only been on a combined basis. Impacting year over year comparability of claim reserves in the following chart are the 2013 reserve adjustments for unclaimed death benefits and group life waiver of premium benefits. See "Executive Summary" contained in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of these reserve adjustments.

(in millions of dollars)	December 31, 2013
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$6,810.3	$569.1	30.1%	$7,379.4	$66.6	$7,312.8
Group Life and Accidental Death & Dismemberment	72.3	0.5	713.2	201.1	3.7	986.6	2.5	984.1
Individual Disability - Recently Issued	558.3	3.5	1,155.7	124.4	5.2	1,838.4	104.3	1,734.1
Voluntary Benefits	1,298.4	8.1	48.9	73.2	0.5	1,420.5	29.2	1,391.3
Unum US Segment	1,929.0	12.1	8,728.1	967.8	39.5	11,624.9	202.6	11,422.3

Unum UK Segment	24.9	0.1	2,286.0	171.7	10.0	2,482.6	130.1	2,352.5

Colonial Life Segment	1,577.6	9.9	274.1	134.1	1.7	1,985.8	13.9	1,971.9

Individual Disability	859.3	5.4	10,346.8	281.9	43.3	11,488.0	1,545.0	9,943.0
Long-term Care	5,791.4	36.3	865.7	94.8	3.9	6,751.9	42.6	6,709.3
Other	5,783.8	36.2	234.4	150.2	1.6	6,168.4	4,915.2	1,253.2
Closed Block Segment	12,434.5	77.9	11,446.9	526.9	48.8	24,408.3	6,502.8	17,905.5

Subtotal	$15,966.0	100.0%	$22,735.1	$1,800.5	100.0%	40,501.6	6,849.4	33,652.2

Adjustment to Reserves for Unrealized Gain on Securities						4,108.5	263.8	3,844.7

Consolidated						$44,610.1	$7,113.2	$37,496.9

	December 31, 2012
	Gross						Total
	Policy		Claim Reserves				Reinsurance	Total
	Reserves	%	Incurred	IBNR	%	Total	Ceded	Net
Group Disability	$—	—%	$7,000.8	$596.0	30.9%	$7,596.8	$61.3	$7,535.5
Group Life and Accidental Death & Dismemberment	73.8	0.5	790.1	168.1	3.9	1,032.0	1.0	1,031.0
Individual Disability - Recently Issued	557.8	3.6	1,093.2	126.0	5.0	1,777.0	91.2	1,685.8
Voluntary Benefits	1,224.3	8.0	42.4	49.4	0.4	1,316.1	28.6	1,287.5
Unum US Segment	1,855.9	12.1	8,926.5	939.5	40.2	11,721.9	182.1	11,539.8

Unum UK Segment	25.6	0.2	2,251.7	142.2	9.7	2,419.5	108.3	2,311.2

Colonial Life Segment	1,490.3	9.7	251.4	99.4	1.4	1,841.1	9.4	1,831.7

Individual Disability	985.7	6.4	10,406.2	297.3	43.6	11,689.2	1,492.7	10,196.5
Long-term Care	5,272.5	34.4	747.0	81.3	3.4	6,100.8	47.0	6,053.8
Other	5,704.5	37.2	258.8	165.7	1.7	6,129.0	4,829.9	1,299.1
Closed Block Segment	11,962.7	78.0	11,412.0	544.3	48.7	23,919.0	6,369.6	17,549.4

Subtotal	$15,334.5	100.0%	$22,841.6	$1,725.4	100.0%	39,901.5	6,669.4	33,232.1

Adjustment to Reserves for Unrealized Gain on Securities						6,277.5	351.5	5,926.0

Consolidated						$46,179.0	$7,020.9	$39,158.1

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, among other factors, will influence claim incidence and resolution rates. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, it is not possible to bifurcate the assumptions to evaluate the sensitivity of a change in each assumption, but rather in the aggregate by product line. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. We have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations.  During 2012 and 2011, claim incidence rates for Unum US group long-term disability were slightly elevated relative to the level of 2010, but in 2013 incidence rates improved slightly, returning to the level of 2010. We expect that claim incidence trends for Unum US group long-term disability may continue to somewhat follow general economic conditions and demographics of the general U.S. workforce.

During 2013 and 2012, claims incidence was elevated for our Closed Block long-term care line of business as compared to the long-term assumptions we established at the time of loss recognition in 2011. We view the elevated incidence as temporary in nature. See "2011 Long-term Care Strategic Review" contained in this Item 7.

Throughout the period 2011 to 2013, actual new money interest rates varied with the changing market conditions, and the assumptions we used to discount our reserves during this period generally trended downward slightly for all segments and product lines. In 2011, long-term interest rates declined significantly due to the European Union debt crisis and the Federal Reserve Board's actions. Interest rates improved somewhat in 2013 but continue to remain low relative to historical norms. Reserve discount rate assumptions for new policies and new claims have been adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolio needed to support the reserves for the majority of our lines of business.

During 2013, we updated our mortality and interest rate assumptions for our Closed Block group pension line of business to reflect recent trends. The updated assumptions resulted in an immaterial increase to our group pension reserves. The retirement rate experience has remained stable and consistent with expectations.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group and individual long-term disability product lines and our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2012 and 2013 have varied by +3 and -3 percent in our Unum US group long-term disability line of business, between +8 and -10 percent in our Unum US individual disability - recently issued line of business, and between +4 and -4 percent in our Closed Block individual disability line of business. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2011 to 2013, our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Regarding experience for our older age, longer duration disabled claimants in our Closed Block individual disability line of business, the claim resolution rates, primarily as pertaining to life expectancy of the insured, remained relatively consistent during 2013 and 2012 with the mortality assumptions for this particular claim block that we updated in 2011. See "2011 Claim Reserve Increase for Individual Disability Closed Block Business" contained in this Item 7.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce a potential result, either positive or negative, in our Unum US group disability line of business that would change our claim reserve balance by +/- 3.3 percent. Using our actual claim reserve balance at December 31, 2013, this variation would have resulted in an approximate change (either positive or negative) of $240 million to our claim reserves. Using the same sensitivity analysis approach for our Closed Block individual disability line of business, the claim reserve balance could potentially vary by +/- 2.3 percent of our reported balance, which at December 31, 2013, would have resulted in an approximate change (either positive or negative) of $230 million to our claim reserves. The major contributor to the variance for both the Unum US group long-term disability line of business and the Closed Block individual disability line of business is the claim resolution rate.

In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2011, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates. For example, a 25 basis point change in the assumed discount rate over the lifetime of this business would impact reserves by approximately $400 million, with all other factors held constant. Key assumptions and related impacts are also heavily interrelated in both their outcome and in their effects on reserves. For example, changes in the view of morbidity and mortality might be mitigated by either potential future premium rate increases and/or morbidity improvements due to general improvement in health and/or medical breakthroughs. There is potentially a wide range of outcomes for each assumption and in totality.

We believe that these ranges provide a reasonable estimate of the possible changes in reserve balances for those product lines where we believe it is possible that variability in the assumptions, in the aggregate, could result in a material impact on our reserve levels, but we record our reserves based on our long-term best estimate. Because these product lines have long-term claim payout periods, there is a greater potential for significant variability in claim costs, either positive or negative. We closely monitor emerging experience and use these results to inform our view of long-term assumptions.

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

Approximately 83 percent of our DAC relates to traditional non interest-sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest-sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest-sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For traditional products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2013, our key assumptions used to develop the future amortization of acquisition costs deferred during 2013 did not change materially from those used in 2012.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2013 and 2012.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2013	2012
Unum US					(in millions of dollars)
Group Disability	6	25%	0%	0%	$55.9	$47.4
Group Life and Accidental Death & Dismemberment	6	30%	0%	0%	49.9	40.7
Supplemental and Voluntary:
Individual Disability - Recently Issued	20	75%	50%	25%	433.4	449.1
Voluntary Benefits	15	60%	15%	0%	512.3	487.1

Unum UK
Group Disability	3	7%	0%	0%	5.1	4.1
Group Life	3	7%	0%	0%	1.2	3.2
Supplemental	20	57%	17%	7%	28.0	31.5

Colonial Life
Accident, Sickness, and Disability	15	46%	12%	2%	350.6	328.9
Life	25	71%	35%	17%	218.7	195.4
Cancer and Critical Illness	19	60%	27%	11%	174.1	168.1

Totals					$1,829.2	$1,755.5

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

See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our DAC accounting policy.

Fair Value of Investments

All of our fixed maturity securities are classified as available-for-sale and are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We hold an immaterial amount of equity securities, which are also reported at fair value.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and therefore represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date. We generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities and the income approach converts future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. We believe the market approach valuation technique provides more observable data than the income approach, considering the types of investments we hold.

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

As of December 31, 2013, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk free interest rates of 1.74 percent for five-year maturities to 3.97 percent for 30-year maturities were derived from the current yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 0.72 percent for five-year maturities to 2.95 percent for 30-year maturities used at December 31, 2012.

•
Current Baa corporate bond spread adjustments ranging from 1.01 percent to 2.10 percent were added to the risk free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 0.98 percent to 2.23 percent at December 31, 2012. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2013, approximately 6.0 percent of our fixed maturity securities were categorized as Level 1, 88.5 percent as Level 2, and 5.5 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

Rapidly changing credit and equity market conditions can materially impact the valuation of securities, and the period to period changes in value can vary significantly.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investment Impairments

One of the significant estimates related to investments is our impairment valuation. In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

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

See Notes 1 and 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Pension and Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. defined benefit pension plans comprise the majority of our total benefit obligation and pension expense. Our U.K. operation maintains a separate defined benefit plan for eligible employees. The U.S. defined benefit pension plans were closed to new entrants on December 31, 2013, and the U.K. defined benefit pension plan was closed to new entrants on December 31, 2002. In 2013, we adopted plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Also in 2013, we adopted amendments to our U.K. pension plan which freeze participation in the plan effective June 30, 2014 and which reduce the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997 effective at the date of adoption.

Assumptions

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

The assumptions chosen for our pension and OPEB plans are reviewed annually, using a December 31 measurement date for each of our plans unless we are required to perform an interim remeasurement as occurred in 2013 due to our pension plans amendments. The discount rate assumptions and expected long-term rate of return assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as plan amendments, actual experience being different from our assumptions, special benefits to terminated employees, and/or changes in benefits provided under the plans.

The discount rate is an interest assumption used to convert the benefit payment stream to a present value. We set the discount rate assumption at the measurement date for each of our retirement-related benefit plans to reflect the yield on a portfolio of high quality fixed income corporate debt instruments that reasonably match the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs.

The discount rate we used to determine our net periodic benefit costs for our U.S. pension plans for 2014 was 5.30 percent and for 2013 was 4.50 percent for the period January 1, 2013 through the date of remeasurement and 5.00 percent for the period from the date of remeasurement through December 31, 2013. The discount rate used for the net periodic benefit costs for our U.K. pension plan for 2014 was 4.40 percent and for 2013 was 4.50 percent for the period January 1, 2013 through the date of remeasurement and 4.60 percent from the date of remeasurement through December 31, 2013. The discount rate used in the net periodic benefit cost for our OPEB plan for 2014 and 2013 was 5.00 percent and 4.20 percent, respectively.

Regarding sensitivity analysis, reducing the discount rate assumptions by 50 basis points would have increased our 2013 pension and OPEB expenses by approximately $16.4 million, before tax, and would have increased our pension and OPEB benefit obligations by approximately $174.4 million as of December 31, 2013, resulting in an after-tax decrease in stockholders' equity of approximately $116.5 million as of December 31, 2013.

An increase in the discount rate assumptions of 50 basis points would have decreased our 2013 pension and OPEB expenses by approximately $13.9 million, before tax, and would have decreased our pension and OPEB benefit obligations by approximately $156.4 million as of December 31, 2013, resulting in an after-tax increase in stockholders' equity of approximately $104.6 million as of December 31, 2013.

The long-term rate of return assumption is the best estimate of the average annual assumed return that will be produced from the pension trust assets until current benefits are paid. The U.S. pension plans use a compound interest method in computing the rate of return on their pension plan assets. The investment portfolio for our U.S. qualified pension plan contains a diversified blend of domestic and international large cap, mid cap, and small cap equity securities; U.S. government and agency, corporate, and state and municipal fixed income securities; private equity direct investments, private equity funds of funds, hedge funds of funds, and cash equivalents. Assets for our U.K. pension plan are invested in pooled funds, including diversified growth funds, which invest in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies; as well as leveraged, interest rate, and inflation swap funds intended to broadly match part of the interest rate and inflation sensitivities of the plan's liabilities. Assets for our OPEB plan are invested primarily in life insurance contracts. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

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

The long-term rate of return on asset assumption used in the net periodic pension costs for our U.S. qualified defined benefit pension plan for 2014 and 2013 was 7.50 percent for both years. The long-term rate of return on asset assumption used for our U.K. pension plan for 2014 was 6.10 percent and for 2013 was 6.20 percent for the period from January 1, 2013 to the date of remeasurement and 6.35 percent from the date of remeasurement through December 31, 2013. The long-term rate of return on asset assumption used for our OPEB plan was 5.75 percent for both years. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments.

A change in the long-term rate of return on asset assumptions on the pension plan assets of +/-50 basis points would have changed our 2013 pension plan expense by approximately $7.9 million before tax, but would not materially changed our OPEB plan expense. A lower rate of return on plan assets increases our expense.

Benefit Obligation and Fair Value of Plan Assets

The market-related value equals the fair value of assets, determined as of the measurement date. The return on assets fully recognizes all asset gains and losses, including changes in fair value, through the measurement date.

During 2013, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $237.1 million, or approximately 17.5 percent, while the fair value of plan assets in our U.K. pension plan increased £9.9 million, or approximately 7.8 percent. Although the effect of these increases in fair value had no impact on our 2013 net periodic pension costs, the favorable rate of return on these plan assets in 2013 and the increase in the liability discount rate for the U.S. plans will have a favorable impact on our net periodic pension costs for 2014. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $368.7 million and a net unrecognized prior service credit of $2.4 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2013, the unrecognized net loss for these two items combined was $366.3 million.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2013, 2012, and 2011 pension and OPEB expense includes $27.9 million, $43.4 million, and $28.8 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit (cost). The unrecognized net actuarial loss for our pension plans, which is $379.0 million at December 31, 2013, will be amortized over the average remaining life expectancy of the plan participants, which is approximately 33 years for U.S. participants and 34 years for U.K. participants, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $10.3 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at five years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2013, $169.1 million of the actuarial loss was outside of the corridor for the U.S. plan, and £8.7 million was outside of the corridor for the U.K. plan. At December 31, 2013, none of the actuarial gain was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,590.7 million at December 31, 2013, compared to $1,353.6 million at December 31, 2012. The effect of the increase in the liability discount rate and fair value of plan assets, as well as the plan amendment, contributed to the overfunded plan position of $13.4 million at December 31, 2013, compared to an underfunded position of $454.3 million at December 31, 2012.

The fair value of plan assets in our OPEB plan was $11.4 million at December 31, 2013, compared to $11.5 million at December 31, 2012. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan. We expect to continue to receive subsidies under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, based on current law, to partially offset these payments. The expected subsidy included in our consolidated balance sheets is immaterial. We discontinued offering retiree life insurance to future retirees effective December 31, 2012. We will still provide this benefit to those employees who retired prior to December 31, 2012.

The fair value of plan assets in our U.K. pension plan was £136.4 million at December 31, 2013, compared to £126.5 million at December 31, 2012. The U.K. pension plan was in an overfunded position of £10.3 million and £5.3 million at December 31, 2013 and 2012, respectively.

See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  In 2011, as part of an Internal Revenue Service (IRS) settlement, we released a $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions for which we previously believed we would not realize a tax benefit. As of December 31, 2013 and 2012, we had no valuation allowance.

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

See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Contingent Liabilities

On a quarterly basis, we review relevant information with respect to litigation and contingencies to be reflected in our consolidated financial statements. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is possible that our results of operations or cash flows in a particular period could be materially affected by an ultimate unfavorable outcome of pending litigation or regulatory matters depending, in part, on our results of operations or cash flows for the particular period.  See Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Accounting Developments

In July 2013, the Financial Accounting Standards Board (FASB) issued a proposed Accounting Standards Update (ASU) on insurance contracts that is intended to bring greater consistency to the accounting for contracts that transfer significant risk between parties and would require a current measure of insurance contracts, including the use of updated assumptions and discounting. The proposed ASU, which would supersede existing guidance on accounting for insurance contracts, calls for retrospective application and would prohibit early adoption. The proposal did not specify an effective date, but instead requested feedback on the appropriate timing.

For additional information on new accounting standards and the impact, if any, on our financial position or results of operations, see Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Revenue
Premium Income	$7,624.7	(1.2)%	$7,716.1	2.7%	$7,514.2
Net Investment Income	2,492.1	(0.9)	2,515.2	(0.2)	2,519.6
Net Realized Investment Gain (Loss)	6.8	(87.9)	56.2	N.M.	(4.9)
Other Income	230.2	1.0	227.9	(8.5)	249.1
Total Revenue	10,353.8	(1.5)	10,515.4	2.3	10,278.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,595.7	(1.9)	6,722.2	(6.8)	7,209.5
Commissions	909.5	(0.8)	917.2	4.3	879.2
Interest and Debt Expense	149.4	2.8	145.4	1.5	143.3
Deferral of Acquisition Costs	(466.8)	(0.1)	(467.3)	5.6	(442.5)
Amortization of Deferred Acquisition Costs	418.9	10.6	378.7	3.6	365.7
Impairment of Deferred Acquisition Costs	—	—	—	—	196.0
Compensation Expense	790.4	0.5	786.8	(2.6)	808.0
Other Expenses	751.5	(4.0)	782.9	(0.3)	785.5
Total Benefits and Expenses	9,148.6	(1.3)	9,265.9	(6.8)	9,944.7

Income Before Income Tax	1,205.2	(3.5)	1,249.5	274.9	333.3
Income Tax	347.1	(2.3)	355.1	N.M.	49.1

Net Income	$858.1	(4.1)	$894.4	214.7	$284.2
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

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, as occurred during 2013 and 2012, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.566, 1.584, and 1.603 for years ended 2013, 2012, and 2011, respectively. If the 2012 and 2011 results for our U.K. operations had been translated at the exchange rate of 2013, our operating revenue by segment in 2012 and 2011 would have been lower by approximately $10.8 million and $20.9 million, respectively, and our operating income in 2012 and 2011 would have been lower by approximately $1.4 million and $4.4 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for 2013 declined slightly relative to 2012. Although we experienced premium growth in our Unum US and Colonial Life segments, the level of growth remains below our long-term expectations. We believe premium growth in many of our product lines has been unfavorably impacted by the weak pace of economic growth, low levels of employment growth, the competitive environment, and the distraction caused by political instability and the implementation of healthcare reform. Offsetting the growth in premium income in Unum US and Colonial Life was a decline in premium income due to the reinsurance agreements we entered into during 2013 to cede a portion of certain product lines in Unum US individual disability - recently issued and in Unum UK. Consolidated premium income for 2012 increased relative to 2011 and included premium growth for each of our three principal operating business segments, although the growth was unfavorably impacted by the same factors pressuring 2013 growth. Premium income year over year continued to decline, as expected, in our Closed Block segment in both 2013 and 2012. Further discussion of premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income was slightly lower in 2013 relative to 2012 due primarily to a decline in the yield on invested assets, partially offset by a higher level of invested assets. Miscellaneous net investment income, which includes income from bond calls and private equity partnership investments, was relatively consistent on a consolidated basis but exhibited more year-over-year volatility on an operating segment level. Net investment income was slightly lower in 2012 relative to 2011 due primarily to a decline in yield on invested assets, an increase in the amortization of the principal amount invested in our tax credit partnerships, and lower income on our Unum UK inflation index-linked bonds. These declines were mostly offset by a higher level of invested assets, higher bond call premiums, an increase in income from private equity partnership investments, and higher prepayment income on mortgage-backed securities.

We recognized a net realized investment gain of $6.8 million in 2013, compared to a gain of $56.2 million in 2012 and a loss of $4.9 million in 2011. Included in the 2013 net realized gain was a realized investment loss of $30.0 million recognized on the sale of certain securities during the early part of the third quarter of 2013. When interest rates increased during that time period, we sold certain of our lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding securities, thereby increasing our investment yield and also improving the credit quality of our fixed maturity securities portfolio. Included in the 2011 net realized loss was an other-than-temporary impairment loss on fixed maturity securities of $19.9 million. Also included in our realized investment gains and losses is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized gain of $30.7 million and $51.8 million in 2013 and 2012, respectively, and a loss of $39.4 million in 2011.

The consolidated benefit ratios were 86.5 percent in 2013 compared to 87.1 percent in 2012 and 95.9 percent in 2011. Excluding the 2013 reserve adjustments in our life insurance product lines within the Unum US and Colonial Life segments, the benefit ratio for 2013 was 86.4 percent, and excluding the 2011 reserve adjustments in our Closed Block segment, the benefit ratio for 2011 was 85.9 percent. The underlying risk results in 2013 for each of our principal operating business segments, as well as for the majority of our product lines within those segments, were favorable or consistent with 2012. The year-over-year increase in the benefit ratio for 2012 relative to the level of 2011was primarily attributable to adverse risk results in our Unum UK group life line of business and in our Closed Block long-term care line of business. Risk results in our Unum US segment for 2012 were generally consistent with the level reported in 2011, and the benefit ratio for Colonial Life was only slightly elevated in 2012 compared to 2011. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for 2013 was higher than 2012 due primarily to the issuance of $250.0 million of debt in August 2012, offset partially by lower interest expense on our floating rate debt and the purchase and retirement of the debt held by Tailwind Holdings, LLC (Tailwind Holdings) in January 2013. Interest and debt expense for 2012 was slightly higher than 2011 due primarily to the issuance of $250.0 million of debt in August 2012, partially offset by the maturity of $225.1 million of debt in March 2011.

The deferral of acquisition costs in 2013 was generally consistent with 2012. The deferral increased in 2012 compared to 2011, with continued growth in certain of our product lines and the associated increase in deferrable expenses more than offsetting the lower level of deferrable costs in product lines with lower growth.

The amortization of acquisition costs was higher year-over-year in both 2013 and 2012 due to continued growth in the level of the deferred asset for certain of our product lines and the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. We also experienced a higher level of policy terminations relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines during 2013. At December 31, 2011, we determined that our long-term care deferred acquisition costs were not recoverable, and we recognized an impairment charge at that time. Further discussion of deferred acquisition costs and amortization by product line for each of our segments is included in "Segment Results" as follows.

Other expenses, including compensation expense, were in aggregate lower in 2013 and 2012 relative to the prior year periods due in part to our continued focus on operating effectiveness and expense management. Also contributing to the decline in 2013 relative to 2012 was a reduction in the amortization of our net actuarial loss due to pension plan amendments adopted in 2013 as well as expense reductions associated with reinsurance agreements entered into during 2013. Partially offsetting the lower expenses resulting from active expense management were increased costs for our pension and other postretirement benefit plans in 2012 as compared to 2011. For further discussion of the 2013 pension plan amendments, see Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Our income tax for 2013, 2012, and 2011 includes reductions of $6.3 million, $9.3 million, and $6.8 million, respectively, to reflect the impact of the decrease in the U.K. corporation tax rate changes on our net deferred tax liability related to our U.K. operations. Also lowering our income tax rate in 2013 and 2012 relative to the preceding year is an increase in the level of our investments in low-income housing tax credit partnerships. Our 2012 income tax includes a release of an $11.0 million tax liability related to unrecognized tax benefits. Our 2011 income tax includes a reduction in federal income taxes of $41.3 million due to a final settlement with the IRS and an $18.6 million tax related to the repatriation of £150.0 million of dividends from our U.K. subsidiaries. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our income tax.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue," "before-tax operating income" or "before-tax operating loss," and "after-tax operating income" differ from total revenue, income before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses, non-operating retirement-related gains or losses, and certain other items as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Year Ended December 31
	2013	2012	2011
Operating Revenue	$10,347.0	$10,459.2	$10,282.9
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)
Total Revenue	$10,353.8	$10,515.4	$10,278.0

Before-tax Operating Income	$1,241.8	$1,239.7	$1,323.2
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)
Non-operating Retirement-related Loss	(32.9)	(46.4)	(31.9)
Unclaimed Death Benefits Reserve Increase	(95.5)	—	—
Group Life Waiver of Premium Benefit Reserve Reduction	85.0	—	—
Deferred Acquisition Costs Impairment and Reserve Charges for Long-term Care Closed Block	—	—	(769.6)
Reserve Charge for Individual Disability Closed Block	—	—	(183.5)
Income Before Income Tax	$1,205.2	$1,249.5	$333.3

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Year Ended December 31
	2013		2012		2011
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$882.5	$3.32	$887.5	$3.15	$905.4	$2.98
Net Realized Investment Gain (Loss), Net of Tax	3.9	0.02	37.1	0.13	(3.6)	(0.01)
Non-operating Retirement-related Loss, Net of Tax	(21.4)	(0.08)	(30.2)	(0.11)	(20.7)	(0.07)
Unclaimed Death Benefits Reserve Increase, Net of Tax	(62.1)	(0.24)	—	—	—	—
Group Life Waiver of Premium Benefit Reserve Reduction, Net of Tax	55.2	0.21	—	—	—	—
Deferred Acquisition Costs Impairment and Reserve Charges for Long-term Care Closed Block, Net of Tax	—	—	—	—	(500.3)	(1.65)
Reserve Charge for Individual Disability Closed Block, Net of Tax	—	—	—	—	(119.3)	(0.39)
Tax Reduction from IRS Settlement	—	—	—	—	41.3	0.14
Tax Related to U.K. Repatriation	—	—	—	—	(18.6)	(0.06)
Net Income	$858.1	$3.23	$894.4	$3.17	$284.2	$0.94

* Assuming Dilution
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Unum US	$745.6	(2.0)%	$760.5	7.5%	$707.3

Unum UK	£48.4	(18.7)%	£59.5	(5.1)%	£62.7

Colonial Life	$367.6	1.6%	$361.9	(1.1)%	$365.9

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income	$4,517.1	1.4%	$4,456.5	3.7%	$4,296.0
Net Investment Income	929.6	(2.4)	952.3	0.1	951.4
Other Income	128.3	3.0	124.6	2.5	121.6
Total	5,575.0	0.8	5,533.4	3.1	5,369.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,222.4	(0.5)	3,238.6	4.0	3,113.5
Commissions	505.2	(0.5)	507.5	7.1	474.0
Interest and Debt Expense	0.1	(90.9)	1.1	10.0	1.0
Deferral of Acquisition Costs	(252.0)	1.1	(249.2)	13.1	(220.3)
Amortization of Deferred Acquisition Costs	230.0	17.0	196.5	4.5	188.1
Other Expenses	1,000.7	0.9	991.8	(0.4)	995.8
Total	4,706.4	0.4	4,686.3	2.9	4,552.1

Income Before Income Tax and Net Realized Investment Gains and Losses	868.6	2.5	847.1	3.7	816.9
Unclaimed Death Benefits (UDB) Reserve Increase	75.4	—	—	—	—
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	(85.0)	—	—	—	—
Operating Income	$859.0	1.4	$847.1	3.7	$816.9

Operating Ratios (% of Premium Income):
Benefit Ratio	71.3%		72.7%		72.5%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments	71.6%
Other Expense Ratio	22.2%		22.3%		23.2%
Income Ratio	19.2%		19.0%		19.0%
Operating Income Ratio	19.0%		19.0%		19.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$1,553.9	(1.6)%	$1,578.8	(0.1)%	$1,580.2
Group Short-term Disability	519.6	9.0	476.7	4.7	455.2
Total Premium Income	2,073.5	0.9	2,055.5	1.0	2,035.4
Net Investment Income	550.1	(4.6)	576.9	(4.6)	605.0
Other Income	95.6	2.0	93.7	4.8	89.4
Total	2,719.2	(0.3)	2,726.1	(0.1)	2,729.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,732.9	(0.5)	1,741.6	1.1	1,722.1
Commissions	164.0	3.0	159.3	(0.1)	159.5
Interest and Debt Expense	0.1	(90.9)	1.1	10.0	1.0
Deferral of Acquisition Costs	(29.6)	12.5	(26.3)	20.1	(21.9)
Amortization of Deferred Acquisition Costs	21.1	15.3	18.3	(7.6)	19.8
Other Expenses	532.3	(1.2)	539.0	(1.5)	547.0
Total	2,420.8	(0.5)	2,433.0	0.2	2,427.5

Operating Income	$298.4	1.8	$293.1	(3.0)	$302.3

Operating Ratios (% of Premium Income):
Benefit Ratio	83.6%		84.7%		84.6%
Other Expense Ratio	25.7%		26.2%		26.9%
Operating Income Ratio	14.4%		14.3%		14.9%

Persistency:
Group Long-term Disability	87.2%		90.7%		90.2%
Group Short-term Disability	88.0%		88.0%		89.9%

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased slightly in 2013 compared to 2012 primarily due to growth from rate increases, partially offset by a decline in persistency in the group long-term disability product line. The weak pace of economic growth, low levels of employment growth, and competitive environment continue to pressure our premium income growth, including growth from existing customers. Net investment income declined in 2013 relative to 2012 due to decreases in the level of invested assets, lower income from bond call premiums, and a decrease in the yield on invested assets. Other income for 2013 included fees from administrative services products of $78.5 million compared to $81.7 million in 2012. Also included in other income for 2013 is a gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings.

Risk results were favorable in 2013 compared to 2012 due to favorable claim incidence rates and continued strong claim recovery experience. These results were partially offset by the decrease in the discount rate which we implemented during the third quarter of 2012 for new group long-term disability claim incurrals.

The deferral and amortization of acquisition costs were both higher in 2013 relative to the prior year due to an increase in deferrable expenses and the resulting continued growth in the level of the deferred asset. The other expense ratio for 2013 was lower compared to 2012 as we continue to focus on operating effectiveness and expense management relative to our premium income levels.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income increased slightly in 2012 compared to 2011 due to sales growth and generally stable persistency levels. High unemployment levels and the competitive environment continued to pressure our premium income growth, including growth from existing customers. Net investment income declined in 2012 relative to 2011 due to a decrease in income from bond call premiums, a decrease in the level of invested assets, and a decline in yield on invested assets, partially offset by an increase in the level of prepayment income on mortgage-backed securities. Other income for 2012 included fees from administrative services products of $81.7 million compared to $77.9 million in 2011.

Risk results were slightly unfavorable in 2012 compared to 2011 due primarily to a 50 basis point decrease in the discount rate during the third quarter of 2012 for group long-term disability new claim incurrals compared to a 25 basis point decrease during the third quarter of 2011. Long-term disability claim recoveries were favorable in 2012 relative to 2011.

The deferral of acquisition costs in 2012 was higher than 2011 due primarily to a higher level of sales. The amortization of deferred acquisition costs was lower in 2012 compared to the prior year due to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in 2012 relative to 2011 due primarily to higher premium income and our focus on operating effectiveness and expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Group Life	$1,213.9	2.7%	$1,182.1	6.8%	$1,106.7
Accidental Death & Dismemberment	121.6	5.5	115.3	5.6	109.2
Total Premium Income	1,335.5	2.9	1,297.4	6.7	1,215.9
Net Investment Income	142.6	(2.9)	146.9	8.4	135.5
Other Income	1.8	(5.3)	1.9	(13.6)	2.2
Total	1,479.9	2.3	1,446.2	6.8	1,353.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	909.9	(2.8)	936.4	9.6	854.6
Commissions	108.9	4.1	104.6	9.5	95.5
Deferral of Acquisition Costs	(24.7)	10.3	(22.4)	21.1	(18.5)
Amortization of Deferred Acquisition Costs	15.6	14.7	13.6	(4.2)	14.2
Other Expenses	198.2	2.6	193.1	(3.1)	199.3
Total	1,207.9	(1.4)	1,225.3	7.0	1,145.1

Income Before Income Tax and Net Realized Investment Gains and Losses	272.0	23.1	220.9	5.9	208.5
Unclaimed Death Benefits (UDB) Reserve Increase	49.1	—	—	—	—
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	(85.0)	—	—	—	—
Operating Income	$236.1	6.9	$220.9	5.9	$208.5

Operating Ratios (% of Premium Income):
Benefit Ratio	68.1%		72.2%		70.3%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments	70.8%
Other Expense Ratio	14.8%		14.9%		16.4%
Income Ratio	20.4%		17.0%		17.1%
Operating Income Ratio	17.7%		17.0%		17.1%

Persistency:
Group Life	88.1%		90.6%		88.0%
Accidental Death & Dismemberment	88.8%		90.0%		88.2%

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased in 2013 compared to 2012 primarily due to growth in the inforce block of business as a result of sales and rate increases, partially offset by a decline in persistency. Net investment income was lower in 2013 compared to 2012 primarily due to a decrease in the yield on invested assets and lower income from bond call premiums, partially offset by an increase in investment income attributable to tax credit partnerships and the level of invested assets.

Risk results were favorable compared to 2012 primarily as a result of the previously discussed reserve reduction for group life waiver of premium benefits, partially offset by the reserve increase for unclaimed death benefits charge. Excluding these reserve adjustments, risk results were favorable in 2013 compared to 2012 due primarily to more favorable experience related to the group life waiver of premium benefits.

The deferral and amortization of acquisition costs were both higher in 2013 relative to the prior year due to an increase in deferrable expenses and the resulting continued growth in the level of the deferred asset. The other expense ratio in 2013 was consistent with the prior year.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011 due primarily to higher sales and favorable persistency. Net investment income was higher in 2012 compared to 2011 due primarily to an increase in income from bond call premiums, an increase in the level of invested assets, and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

Risk results were unfavorable in 2012 compared to 2011 due primarily to a higher average claim size and a higher claim incidence rate. Commissions and the deferral of acquisition costs were higher in 2012 compared to 2011 due primarily to higher sales. The amortization of deferred acquisition costs was lower in 2012 compared to 2011 due primarily to a decrease in amortization related to internal replacement transactions. The other expense ratio was lower in 2012 compared to 2011 due to our focus on operating effectiveness and expense management relative to our premium income levels.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$465.3	(2.6)%	$477.6	2.8%	$464.7
Voluntary Benefits	642.8	2.7	626.0	7.9	580.0
Total Premium Income	1,108.1	0.4	1,103.6	5.6	1,044.7
Net Investment Income	236.9	3.7	228.5	8.3	210.9
Other Income	30.9	6.6	29.0	(3.3)	30.0
Total	1,375.9	1.1	1,361.1	5.9	1,285.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	579.6	3.4	560.6	4.4	536.8
Commissions	232.3	(4.6)	243.6	11.2	219.0
Deferral of Acquisition Costs	(197.7)	(1.4)	(200.5)	11.5	(179.9)
Amortization of Deferred Acquisition Costs	193.3	17.4	164.6	6.8	154.1
Other Expenses	270.2	4.0	259.7	4.1	249.5
Total	1,077.7	4.8	1,028.0	5.0	979.5

Income Before Income Tax and Net Realized Investment Gains and Losses	298.2	(10.5)	333.1	8.8	306.1
Unclaimed Death Benefits (UDB) Reserve Increase	26.3	—	—	—	—
Operating Income	$324.5	(2.6)	$333.1	8.8	$306.1

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	29.6%		31.2%		30.8%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	51.3%		52.4%		52.2%
Voluntary Benefits	53.0%		49.5%		50.7%
Benefit Ratio Excluding the UDB Reserve Increase
Voluntary Benefits	48.9%
Other Expense Ratio	24.4%		23.5%		23.9%
Income Ratio	26.9%		30.2%		29.3%
Operating Income Ratio	29.3%		30.2%		29.3%

Persistency:
Individual Disability - Recently Issued	90.5%		91.4%		89.3%
Voluntary Benefits	77.0%		78.9%		80.5%

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income was generally consistent in 2013 compared to 2012, with growth in voluntary benefits offset by a decrease in the individual disability - recently issued product line due to a reinsurance contract entered into during the second quarter of 2013 to cede a small block of individual disability business. Persistency for both individual disability - recently issued and voluntary benefits declined relative to the prior year due to a higher level of policy terminations in the early part of 2013. Net investment income was higher in 2013 compared to the prior year due to an increase in the level of invested assets, an increase in investment income attributable to tax credit partnerships, and higher income from bond call premiums, partially offset by a decline in the yield on invested assets.

Risk results for the individual disability - recently issued product line were favorable during 2013 compared to 2012 due to higher claim recoveries and the impact of a release of active life reserves related to the termination of a large inforce policy in 2013. Risk results for voluntary benefits were unfavorable compared to 2012 as a result of the previously discussed reserve increase for unclaimed death benefits. Excluding this reserve increase, risk results for voluntary benefits were slightly favorable in 2013 compared to the prior year due to favorable experience in the life and critical illness product lines.

Commissions were lower in 2013 relative to 2012 due primarily to amounts ceded under the individual disability reinsurance contract previously discussed. The deferral of acquisition costs was generally consistent in 2013 compared to 2012. The amortization of deferred acquisition costs was higher in 2013 compared to the prior year due to a less favorable year-over-year impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products as well as a higher level of policy terminations relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in 2013 was higher than 2012 due primarily to lower premium income resulting from the reinsurance contract entered into during 2013 in our individual disability - recently issued product line as well as higher expenses associated with our voluntary benefits products.

The individual disability - recently issued product line had goodwill of approximately $187.5 million at December 31, 2013, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011 due primarily to continued sales growth and stable persistency. Net investment income was higher in 2012 compared to 2011 due primarily to an increase in the level of invested assets, an increase in bond call premiums and other fees, and an increase in the level of prepayment income on mortgage-backed securities, partially offset by a decline in yield on invested assets.

Risk results for the individual disability - recently issued line of business were unfavorable in 2012 compared to 2011 due primarily to higher submitted incidence rates, partially offset by higher claim recoveries. Risk results for voluntary benefits were favorable in 2012 compared to 2011 driven primarily by the release of active life reserves associated with individual contracts that terminated and bought voluntary group coverage during 2012.

Commissions and the deferral of acquisition costs were higher in 2012 compared to 2011 due to higher sales. The amortization of deferred acquisition costs was higher in 2012 compared to 2011 due to unfavorable persistency relative to assumptions for certain issue years within certain of our product lines, including the impact on persistency from individual contracts that terminated and bought voluntary group coverage during 2012. Partially offsetting this increase in amortization was a reduction in amortization due to a more favorable year-over-year impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio decreased slightly due to a continued focus on operating effectiveness and expense management.

Sales

(in millions of dollars)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$173.3	(4.9)%	$182.2	10.4%	$165.0
Group Short-term Disability	101.9	4.6	97.4	14.7	84.9
Group Life and AD&D	199.4	(3.9)	207.5	2.3	202.9
Subtotal	474.6	(2.6)	487.1	7.6	452.8
Supplemental and Voluntary
Individual Disability - Recently Issued	52.2	(8.4)	57.0	2.5	55.6
Voluntary Benefits	218.8	1.1	216.4	8.8	198.9
Subtotal	271.0	(0.9)	273.4	7.4	254.5
Total Sales	$745.6	(2.0)	$760.5	7.5	$707.3

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$324.4	(3.1)%	$334.9	4.0%	$322.1
Large Case Market	150.2	(1.3)	152.2	16.4	130.7
Subtotal	474.6	(2.6)	487.1	7.6	452.8
Supplemental and Voluntary	271.0	(0.9)	273.4	7.4	254.5
Total Sales	$745.6	(2.0)	$760.5	7.5	$707.3

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Sales in our Unum US group core and large case market segments declined in 2013 relative to 2012. In both markets, sales to existing accounts increased in 2013 but this increase was more than offset by a decrease in new account sales. The decline in new sales in our group core market was driven by fewer sales opportunities in the small-size employer market segment during 2013, which we believe may be temporarily attributable to healthcare reform as well as the uncertain economic and political environment. We believe the decline in new sales in our large case market was partially due to our disciplined and opportunistic approach to sales growth. The sales mix in our group market sector in 2013 was approximately 68 percent core market and 32 percent large case market, generally consistent with 2012.

Sales of voluntary benefits were higher in 2013 compared to 2012, with an increase in core market sales partially offset by a decrease in large case market sales. New account sales increased during 2013 but were partially offset by a decrease in sales to existing customers, primarily in the large case market. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were lower in 2013 compared to 2012 due to lower sales growth from existing customers.

We continue to believe that the group core market and voluntary benefits market, which combined together were approximately 73 percent of our Unum US sales for 2013, represent significant growth opportunities. We will continue to seek disciplined and opportunistic growth in the group large case and individual disability markets.  While in the short term we expect economic trends, premium rate increases for certain of our group products, and the market distraction which we believe has resulted from the implementation of healthcare reform will continue to pressure our sales growth, we believe we are well positioned to expand existing relationships and leverage our brand and market leadership.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Unum US sales were higher in 2012 compared to 2011, with growth in each of our product lines and in each of our major market segments. Sales in our group core market segment were higher in 2012 relative to 2011, with increases in each of the product lines within this market segment. The number of new accounts added in our group core market segment during 2012 was 1.9 percent higher than the number of new accounts added during 2011.

Sales in our group large case market segment were higher in 2012 compared to 2011, with increases in each of the product lines within this market segment. We continued our disciplined and opportunistic approach to sales growth in the large case market during 2012, and although the level of sales in this market segment was higher than in 2011, our new business pricing was within our guidelines. Our sales mix in 2012 was approximately 69 percent core market and 31 percent large case market, generally consistent with 2011.

Sales of voluntary benefits were higher in 2012 compared to 2011 due primarily to strong large case sales and increases in sales to both new and existing customers. The number of new accounts added in the voluntary benefits product line was 6.9 percent lower in 2012 than the number of new accounts added during 2011. Sales in our individual disability - recently issued line of business were 2.5 percent higher in 2012 compared to 2011 due primarily to higher sales to existing customers.
Segment Outlook

We believe that premium growth, particularly growth within existing customer accounts, will continue to be pressured during 2014 by the weak pace of economic growth, low levels of employment growth, the competitive environment, and the distraction caused by political instability and the implementation of healthcare reform. Although we expect to achieve marginal year-over-year growth in premium income during 2014, opportunities for further premium growth are not expected to re-emerge until the economy improves and employment growth accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond call premiums and other types of miscellaneous net investment income. The low interest rate environment and the tightening of credit spreads continue to place near-term pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with these pricing levels on new and renewal business throughout 2014. We anticipate that the 2014 benefit ratio for our group disability product line will be slightly below the level of 2013. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our voluntary benefits product line, by higher than expected policy terminations. We believe future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness.

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

We remain confident that our strategy of focusing on protecting consumers, broadening client relationships, and building collaborative partnerships will enable us to achieve our long-term financial objectives. We continue to see future growth opportunity based on employee choice, defined employer funding, superior service, and effective communication. Our focused offerings, risk management discipline, consistent benefits performance, and expense management have enabled us to deliver earnings growth. We believe we will reach our long-term sales and premium objectives by capturing opportunities emerging in our core group and voluntary markets to grow them at above-market rates, despite short-term sales pressure from healthcare reform’s impact and increased competition and changing distribution dynamics in the voluntary benefits market. We intend to maintain our focus on persistency of our inforce block and on increasing participation levels from existing customers. Our continued investments in partnerships and market expansion should enhance our ability to grow the market over the long term. We believe our operational excellence and the benefits derived from investments in our technology infrastructure will improve our cost position.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include individual disability and critical illness. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	$389.9	(4.8)%	$409.7	(2.4)%	$419.6
Group Life	106.4	(51.9)	221.3	8.7	203.6
Supplemental	60.3	(5.2)	63.6	(1.2)	64.4
Total Premium Income	556.6	(19.9)	694.6	1.0	687.6
Net Investment Income	148.5	(13.1)	170.8	(10.1)	189.9
Other Income	0.1	—	0.1	(66.7)	0.3
Total	705.2	(18.5)	865.5	(1.4)	877.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	413.3	(23.7)	541.4	9.6	493.8
Commissions	38.0	(10.8)	42.6	(6.8)	45.7
Deferral of Acquisition Costs	(9.8)	(16.9)	(11.8)	(23.4)	(15.4)
Amortization of Deferred Acquisition Costs	14.7	(6.4)	15.7	2.6	15.3
Other Expenses	117.0	(20.0)	146.3	(0.9)	147.7
Total	573.2	(21.9)	734.2	6.9	687.1

Operating Income	$132.0	0.5	$131.3	(31.1)	$190.7

Operating Ratios (% of Premium Income):
Benefit Ratio	74.3%		77.9%		71.8%
Other Expense Ratio	21.0%		21.1%		21.5%
Operating Income Ratio	23.7%		18.9%		27.7%

Persistency:
Group Long-term Disability	82.2%		84.0%		86.6%
Group Life	66.7%		82.5%		89.3%
Supplemental	78.8%		84.6%		87.3%

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound weakens relative to the preceding period, as occurred during 2013 and 2012, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Group Long-term Disability	£249.2	(3.6)%	£258.4	(1.2)%	£261.6
Group Life	68.2	(51.1)	139.6	9.9	127.0
Supplemental	38.5	(4.0)	40.1	—	40.1
Total Premium Income	355.9	(18.8)	438.1	2.2	428.7
Net Investment Income	94.9	(11.9)	107.7	(9.0)	118.4
Other Income	0.1	—	—	—	0.1
Total	450.9	(17.4)	545.8	(0.3)	547.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	264.5	(22.5)	341.4	11.0	307.7
Commissions	24.3	(9.7)	26.9	(5.6)	28.5
Deferral of Acquisition Costs	(6.2)	(17.3)	(7.5)	(21.1)	(9.5)
Amortization of Deferred Acquisition Costs	9.3	(6.1)	9.9	5.3	9.4
Other Expenses	74.7	(19.0)	92.2	0.1	92.1
Total	366.6	(20.8)	462.9	8.1	428.2

Operating Income	£84.3	1.7	£82.9	(30.3)	£119.0

Weighted Average Pound/Dollar Exchange Rate	1.566		1.584		1.603

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income was lower in 2013 compared to 2012 due primarily to reinsurance agreements we entered into effective January 1, 2013 to cede an additional portion of our group life business. The reinsurance agreements significantly decreased premium income and benefit payments for group life during 2013 and also reduced volatility in this line of business. Premium income in 2013 was also unfavorably impacted by continued pressure on persistency resulting from the initiation of premium rate increases, partially offset by an increase in premium income as a result of rate increases in existing customer accounts.

Net investment income declined in 2013 compared to 2012 due primarily to decreases in the yield on invested assets and in the level of invested assets. We also reported lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

Group long-term disability risk results were unfavorable in 2013 compared to 2012 due primarily to lower claim recoveries. Group life risk results were favorable in 2013 compared to 2012 due primarily to lower mortality rates on the retained business. Supplemental risk results were favorable in 2013 compared to 2012 due to lower claim incidence rates for the group critical illness product line.

Commissions and deferral of acquisition costs were lower in 2013 compared to 2012 due to expenses ceded under the group life reinsurance agreements and a lower level of sales in 2013. The amortization of deferred acquisition costs and the other expense ratio were generally consistent in 2013 compared to the prior year.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Premium income was higher in 2012 compared to 2011, although premium growth and persistency were unfavorably impacted by the initiation of premium rate increases in our group long-term disability and group life product lines. Group long-term disability premium income was lower in 2012 compared to 2011 due to a decline in persistency resulting primarily from premium rate increases, partially offset by an increase in premium income due to growth in existing customer accounts. Group life premium income increased in 2012 relative to 2011 as a result of premium rate increases and higher new business sales, partially offset by lower persistency resulting primarily from premium rate increases.

Net investment income declined in 2012 compared to 2011 due primarily to lower income on inflation index-linked bonds, a decrease in invested asset yields, and lower income from bond call premiums, partially offset by an increase in the level of invested assets.

Group long-term disability risk results were unfavorable in 2012 compared to 2011 due primarily to less favorable claim recoveries and higher incidence rates. Group life risk results were unfavorable in 2012 compared to 2011 due to a higher average claim size and higher claim volumes. Supplemental risk results were favorable in 2012 compared to 2011 due to lower claim incidence rates in the group critical illness and individual disability products.

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

Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Sales by Product
Group Long-term Disability	$50.5	(1.4)%	$51.2	7.1%	$47.8
Group Life	21.4	(43.7)	38.0	(13.2)	43.8
Supplemental	3.9	(20.4)	4.9	(43.0)	8.6
Total Sales	$75.8	(19.4)	$94.1	(6.1)	$100.2

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$38.9	0.5%	$38.7	3.2%	$37.5
Large Case Market	33.0	(34.7)	50.5	(6.7)	54.1
Subtotal	71.9	(19.4)	89.2	(2.6)	91.6
Supplemental	3.9	(20.4)	4.9	(43.0)	8.6
Total Sales	$75.8	(19.4)	$94.1	(6.1)	$100.2

Sales by Product
Group Long-term Disability	£32.2	(0.3)%	£32.3	8.4%	£29.8
Group Life	13.7	(43.2)	24.1	(12.4)	27.5
Supplemental	2.5	(19.4)	3.1	(42.6)	5.4
Total Sales	£48.4	(18.7)	£59.5	(5.1)	£62.7

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£24.9	2.0%	£24.4	4.3%	£23.4
Large Case Market	21.0	(34.4)	32.0	(5.6)	33.9
Subtotal	45.9	(18.6)	56.4	(1.6)	57.3
Supplemental	2.5	(19.4)	3.1	(42.6)	5.4
Total Sales	£48.4	(18.7)	£59.5	(5.1)	£62.7

Sales in Unum UK's group long-term disability product line during 2013 were consistent with 2012, with higher new account sales and an increase in core market sales offset by a decrease in sales to existing customers and a decline in sales in the large case market. Group life sales were lower in 2013 compared to 2012 as a result of declines in new account sales in both the core and large case markets, which more than offset higher sales to existing customers. The decrease in group life sales was due in part to pricing discipline and the initiation of rate increases on new business. Also impacting the comparability of group life sales relative to 2012 was the discontinuance of new sales of certain of our group life product lines beginning in the third quarter of 2012. Supplemental sales were lower in 2013 compared to 2012 due primarily to lower sales in our individual disability product line.

Sales in Unum UK's group long-term disability product line were higher in 2012 compared to 2011 due to higher new account sales in both the core and large case markets, partially offset by lower sales to existing customers. Group life sales were lower in 2012 compared to 2011 due to our discontinuance of new sales of certain of our group life product lines, lower large case sales, and lower sales to existing customers, partially offset by higher core market sales. Supplemental sales were lower in 2012 compared to the 2011 due primarily to lower sales in our group critical illness and individual disability product lines.

Segment Outlook

Our primary focus during 2014 is to build key capabilities to enable us to deliver future growth. Our shift in business mix and focus on premium rate increases for both group long-term disability and group life is expected to continue to improve our profitability. However, pressure on new sales and persistency is likely to continue, and the low interest rate environment is expected to dampen overall earnings growth. We intend to continue with our group life reinsurance program during 2014, although we have increased our retention level for our group life products that provide lump sum benefits. We expect that the challenging economic and competitive pricing environment in the U.K. which has continued to negatively impact Unum UK's premium growth may continue in the near term. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

In our group life business, our near-term actions regarding rate increases, reinsurance, and the discontinuance of certain product lines have reduced volatility. We will continue to implement rate increases in 2014, and we believe profit margins will continue to improve. Although group life premium income may decline as a result of these actions and a shift in business mix, during 2013 the increase to premium income from rate increases largely offset the impact of policy terminations.

In our group long-term disability business, we remain committed to driving growth in the U.K. market, although we continue to have a cautious outlook for growth given the current environment. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority in the U.K.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$738.7	2.0%	$724.5	4.2%	$695.3
Life	221.1	5.4	209.7	10.0	190.7
Cancer and Critical Illness	272.4	4.6	260.3	4.4	249.3
Total Premium Income	1,232.2	3.2	1,194.5	5.2	1,135.3
Net Investment Income	145.4	4.9	138.6	4.7	132.4
Other Income	0.2	(33.3)	0.3	(40.0)	0.5
Total	1,377.8	3.3	1,333.4	5.1	1,268.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	667.0	6.3	627.3	6.4	589.4
Commissions	252.5	(0.8)	254.5	3.5	245.9
Deferral of Acquisition Costs	(205.0)	(0.6)	(206.3)	1.6	(203.1)
Amortization of Deferred Acquisition Costs	174.2	4.6	166.5	10.1	151.2
Other Expenses	224.3	3.3	217.1	1.1	214.7
Total	1,113.0	5.1	1,059.1	6.1	998.1

Income Before Income Tax and Net Realized Investment Gains and Losses	264.8	(3.5)	274.3	1.6	270.1
Unclaimed Death Benefits (UDB) Reserve Increase	20.1	—	—	—	—
Operating Income	$284.9	3.9	$274.3	1.6	$270.1

Operating Ratios (% of Premium Income):
Benefit Ratio	54.1%		52.5%		51.9%
Benefit Ratio Excluding the UDB Reserve Increase	52.5%
Other Expense Ratio	18.2%		18.2%		18.9%
Income Ratio	21.5%		23.0%		23.8%
Operating Income Ratio	23.1%		23.0%		23.8%

Persistency:
Accident, Sickness, and Disability	75.2%		75.7%		73.8%
Life	85.2%		85.7%		85.0%
Cancer and Critical Illness	83.1%		84.5%		84.0%

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased in 2013 relative to 2012 due to continued growth in the inforce block of business as a result of sales and stable persistency. Net investment income increased in 2013 due to an increase in the level of invested assets and higher income from bond call premiums and private equity partnership investments, partially offset by a decrease in the yield on invested assets.

Our reported risk results were unfavorable compared to 2012 as a result of the previously discussed reserve increase for unclaimed death benefits. Excluding this reserve increase, the benefit ratio of 52.5% was consistent with the level of 2012, with favorable risk results in the life product line, due to improved mortality experience, offsetting less favorable risk results in the accident, sickness, and disability and cancer and critical illness product lines that resulted from an increased level of incurred claims.

Commissions and the deferral of acquisition costs were generally consistent in 2013 compared to the prior year. The amortization of deferred acquisition costs was higher in 2013 compared to 2012 due to continued growth in the level of the deferred asset as well as an unfavorable impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. The increase in other expenses in 2013 compared to 2012 was commensurate with the growth in premium income.

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

Risk results were unfavorable in 2012 compared to 2011 for the life and cancer and critical illness product lines, partially offset by favorable risk results for the accident, sickness, and disability product line.  The unfavorable risk results for the life product line in 2012 were driven by higher mortality rates, which can exhibit volatility from period to period.  Risk results for the cancer and critical illness product line were slightly unfavorable in 2012 due primarily to a higher level of paid claims in the cancer product line and a higher active life reserve change due to favorable persistency for certain issue years. The slightly favorable risk results in the accident, sickness, and disability product line in 2012 were due to favorable claim experience in the disability product.

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
Sales

(in millions of dollars)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Sales by Product
Accident, Sickness, and Disability	$238.2	2.2%	$233.0	(4.1)%	$242.9
Life	68.1	1.2	67.3	2.7	65.5
Cancer and Critical Illness	61.3	(0.5)	61.6	7.1	57.5
Total Sales	$367.6	1.6	$361.9	(1.1)	$365.9

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$246.0	(0.9)%	$248.3	0.1%	$248.0
Large Case Market	49.0	19.8	40.9	(6.8)	43.9
Subtotal	295.0	2.0	289.2	(0.9)	291.9
Public Sector	72.6	(0.1)	72.7	(1.8)	74.0
Total Sales	$367.6	1.6	$361.9	(1.1)	$365.9

Colonial Life's sales for 2013 were slightly higher than 2012, with growth in existing account sales in all market segments. This growth was partially offset by a slight decrease in new account sales, with the decline primarily occurring in the core market segment. Although large case commercial market sales were significantly higher than 2012, our new business pricing was within our guidelines as we continued our disciplined yet opportunistic approach to sales growth in this market. We believe the 2013 decrease in core commercial market sales, particularly in the small employer segment, may be partially attributable to healthcare reform as well as the uncertain economic and political environment. The number of new accounts decreased 18.2 percent in 2013 compared to 2012, while the average new case size increased 20.0 percent.

Colonial Life's sales were lower in 2012 relative to 2011, with a decrease in new account sales partially offset by an increase in existing account sales. Commercial market sales in 2012 were lower than 2011, with a decline in large case commercial market sales which was only partially offset by a slight increase in core commercial market sales. Sales also declined in the public sector market in 2012 compared to 2011. The number of new accounts decreased 5.0 percent in 2012 compared to 2011, while the average new case size was 4.2 percent lower.
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

We expect our sales momentum to improve during 2014 relative to the growth rate for 2013, further contributing to premium growth. Volatility in net investment income is likely to continue during 2014 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Regarding risk results, periods of economic downturns have historically had minimal impact on Colonial Life, due primarily to a diversified product portfolio that is designed with short duration, indemnity benefits.  We expect our overall benefit ratio for 2014 to be generally consistent with the level of 2013, excluding the reserve increase for unclaimed death benefits, and we believe our strong profit margins will continue.

We believe our success will be driven primarily by execution in the core commercial and public sector segments and through expansion of the overall market as well as further geographic expansion of our market within the United States. The market environment continues to shift at a rapid pace, and we believe our products, capabilities, and service offerings will enable us to succeed in this marketplace. We intend to continue to focus on operational excellence through a strong continuous improvement culture, risk management practices, focus on talent development, and cross-business collaboration.

Closed Block Segment

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. The individual disability line of business in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Premium Income
Individual Disability	$687.5	(6.6)%	$736.4	(6.4)%	$787.0
Long-term Care	630.6	(0.2)	631.9	3.9	608.1
All Other	0.7	(68.2)	2.2	N.M.	0.2
Total Premium Income	1,318.8	(3.8)	1,370.5	(1.8)	1,395.3
Net Investment Income	1,272.3	3.4	1,230.5	3.4	1,189.7
Other Income	93.9	(6.2)	100.1	(5.7)	106.1
Total	2,685.0	(0.6)	2,701.1	0.4	2,691.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,293.0	(0.9)	2,314.9	(23.2)	3,012.8
Commissions	113.8	1.1	112.6	(0.9)	113.6
Interest and Debt Expense	8.4	(19.2)	10.4	(1.0)	10.5
Deferral of Acquisition Costs	—	—	—	—	(3.7)
Amortization of Deferred Acquisition Costs	—	—	—	—	11.1
Impairment of Long-term Care Deferred Acquisition Costs	—	—	—	—	196.0
Other Expenses	160.4	(4.4)	167.7	(6.8)	180.0
Total	2,575.6	(1.2)	2,605.6	(26.0)	3,520.3

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	109.4	14.6	95.5	111.5	(829.2)
Individual Disability Reserve Charge	—	—	—	—	183.5
Long-term Care Reserve Charge	—	—	—	—	573.6
Impairment of Long-term Care Deferred Acquisition Costs	—	—	—	—	196.0
Operating Income	$109.4	14.6	$95.5	(22.9)	$123.9

Interest Adjusted Loss Ratios:
Individual Disability	82.6%		83.0%		108.0%
Long-term Care	89.6%		90.1%		179.3%
Interest Adjusted Loss Ratios Excluding the Reserve Charges:
Individual Disability					84.7%
Long-term Care					84.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.2%		12.2%		12.9%
Income (Loss) Ratio	8.3%		7.0%		(59.4)%
Operating Income Ratio	8.3%		7.0%		8.9%

Persistency:
Individual Disability	91.8%		92.5%		92.9%
Long-term Care	95.5%		95.8%		96.0%

N.M. = not a meaningful percentage

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total premium income decreased in 2013 compared to 2012 due to expected policy terminations and maturities. The premium decrease resulting from persistency trends in the long-term care line of business was partially offset by the favorable impact of premium rate increases on certain policies as well as the issuance of group long-term care certificates on inforce cases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in 2013 compared to 2012 due primarily to higher invested asset levels, partially offset by a decrease in the yield on invested assets. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in 2013 compared to 2012 due in part to lower investment income in the portfolios held by the ceding companies.

Individual disability risk results for 2013 were slightly favorable compared to 2012 due primarily to lower claim incidence rates. Long-term care risk results were slightly favorable in 2013 compared to 2012 due to more favorable development in active life reserves.

Interest and debt expense in 2013 was lower than 2012 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest. The other expense ratio was consistent in 2013 compared to 2012.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Total premium income decreased in 2012 compared to 2011, with lower individual disability premium income partially offset by higher long-term care premium income. The decrease in individual disability premium income was due to the run-off of this closed line of business, driven by expected policy terminations and maturities. The increase in long-term care premium income was due to issuances of group long-term care policies and the implementation of rate increases on certain of our individual long-term care policies. Although we announced in the first quarter of 2012 that we would no longer sell group long-term care, we had group cases which were already in the quoting and/or underwriting process at the time of our announcement and for which we subsequently issued the policies.

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

Interest and debt expense in 2012 was generally consistent with 2011, as principal repayments on the amount of outstanding debt issued by Northwind Holdings were offset by an increase in the floating rate of interest on this debt. We had no amortization of deferred acquisition costs in 2012 due to the long-term care impairment charge recognized at December 31, 2011. The other expense ratio was lower in 2012 compared to 2011 due primarily to a decrease in selling and underwriting costs due to our discontinuance of the sale of group long-term care in 2012 and our continued focus on operating effectiveness and expense management.

Segment Outlook

Operating revenue and income for this segment will continue to decline over time as these closed blocks of business wind down, although we do expect additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates to continue to be issued where we are required to do so under the terms of existing group policies. We expect that this segment may experience volatility in net investment income due to the volatility of bond call premiums relative to historical levels. During 2014, we intend to continue our focus on operational effectiveness, rate increases, and capital management. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2013	% Change	2012	% Change	2011
Operating Revenue
Net Investment Income	$(3.7)	(116.1)%	$23.0	(59.1)%	$56.2
Other Income	7.7	175.0	2.8	(86.4)	20.6
Total	4.0	(84.5)	25.8	(66.4)	76.8

Interest and Other Expenses	147.5	9.8	134.3	(13.5)	155.2

Operating Loss	$(143.5)	(32.3)	$(108.5)	(38.4)	$(78.4)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Net investment income was lower in 2013 compared to 2012 due to a decrease in the yield on invested assets, a decrease in reported investment income attributable to tax credit partnerships, and lower short-term interest rates. The negative impact on net investment income and operating income attributable to tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. Other income was higher in 2013 compared to 2012 due primarily to $4.0 million of income recognized in 2013 related to a settlement of our appeal to the IRS for tax years 2005 to 2006.

Interest and other expenses were higher in 2013 compared to 2012 due primarily to the interest expense related to the issuance of $250.0 million of 5.75% senior notes in August 2012 and a higher level of expense accruals in 2013 compared to 2012, partially offset by a lower rate of interest on fixed rate debt that we have effectively converted to floating rate debt.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Net investment income was lower in 2012 compared to 2011 due to lower asset levels, a lower proportion of assets invested at long-term interest rates, a decrease in bond call premiums, and a decrease in investment income attributable to tax credit partnerships. Other income was lower in 2012 compared to 2011 due primarily to $17.5 million of interest income recognized in 2011 related to a settlement of our appeal to the IRS related to tax years 1996 to 2004.

Interest and other expenses were lower in 2012 compared to 2011 due primarily to the maturity of $225.1 million of 7.625% senior notes in March 2011, a lower level of expense accruals during 2012, comparatively higher expenses in 2011 due in part to corporate initiatives, and state income taxes recognized during 2011 as a result of the repatriation of U.K. dividends from our U.K. subsidiaries in 2011. Partially offsetting these decreases was an impairment of a long-lived fixed asset recognized during 2012 and higher interest expense due to the issuance of the $250.0 million senior notes in August 2012.
Segment Outlook

We expect the quality of our investment portfolio to remain strong. The impact on net investment income attributable to tax credit partnerships is likely to continue to negatively impact net investment income for our Corporate segment throughout 2014. However, this is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements. We expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated each period.

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

•
Derivative instruments may be used to replicate permitted asset classes, hedge interest rate risk, credit risk, and foreign currency risk, and match liability duration and cash flows consistent with the plan reviewed by the finance committee of Unum Group's board of directors and approved by the boards of directors of our insurance subsidiaries.

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

•
We review these investment policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments, as appropriate. Any revisions or exceptions are reviewed by the finance committee of Unum Group's board of directors and must be approved by the boards of directors of our insurance subsidiaries.

See "Critical Accounting Estimates" contained in this Item 7 for further discussion of our valuation of investments.

Investment Results

Net investment income was slightly lower in 2013 relative to 2012 due primarily to a decline in the yield on invested assets, partially offset by a higher level of invested assets. Miscellaneous net investment income, which includes income from bond calls and private equity partnership investments, was relatively consistent on a consolidated basis but exhibited more year-over-year volatility on an operating segment level.

Net investment income was slightly lower in 2012 relative to 2011 due primarily to a decline in yield on invested assets, an increase in the amortization of the principal amount invested in our tax credit partnerships, and lower income on our Unum UK inflation index-linked bonds. These declines were mostly offset by a higher level of invested assets, higher bond call premiums, an increase in income from private equity partnership investments, and higher prepayment income on mortgage-backed securities.

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.28 percent as of December 31, 2013, compared to a yield of 6.47 percent as of December 31, 2012. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. Cash flows from the in-force asset and liability portfolios are projected at varying interest rate levels to obtain a range of projected cash flows under different interest rate scenarios.

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
Realized investment gains and losses, before tax, are as follows:

(in millions of dollars)
	Year Ended December 31
	2013	2012	2011
Fixed Maturity Securities
Gross Gains on Sales	$15.8	$29.3	$74.0
Gross Losses on Sales	(45.7)	(20.4)	(24.0)
Other-Than-Temporary Impairment Loss	(0.8)	—	(19.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	15.6	5.0	7.1
Gross Losses on Sales	—	(4.3)	(0.5)
Impairment Loss	(2.0)	(1.9)	(0.6)
Embedded Derivative in Modified Coinsurance Arrangement	30.7	51.8	(39.4)
Other Derivatives	(1.9)	—	—
Foreign Currency Transactions	(4.9)	(3.3)	(1.6)
Net Realized Investment Gain (Loss)	$6.8	$56.2	$(4.9)

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

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2013, 2012, or 2011.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2013 or 2011. During 2012, we recognized a loss of $11.2 million on the sale of securities issued by a large U.S. department store chain. In 2011, the company's management was replaced by a new team of executives that embarked on a radically different retailing strategy. While the company had ample liquidity and sizable value in real estate assets, initial operating results under this new strategy had been significantly below market expectations, and there was uncertainty as to whether this new strategy would be successful. Because of this, we had concerns that liquidity could be compromised over an extended period of time. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

We have an embedded derivative in a modified coinsurance arrangement for which we include in our realized investment gains and losses a calculation intended to estimate the fair value of the option of our reinsurance counterparty to cancel the reinsurance contract with us. The change in fair value of this embedded derivative during 2013, 2012, and 2011 resulted primarily from a change in credit spreads in the overall investment market.
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2013

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,446.5	$153.9	$543.4	$38.1	$1,903.1	$192.0
Capital Goods	3,677.9	333.7	517.0	18.2	3,160.9	351.9
Communications	2,829.7	318.9	323.1	21.4	2,506.6	340.3
Consumer Cyclical	1,190.8	110.6	153.3	8.0	1,037.5	118.6
Consumer Non-Cyclical	5,617.7	539.7	836.1	52.5	4,781.6	592.2
Energy (Oil & Gas)	3,706.9	452.0	371.3	21.5	3,335.6	473.5
Financial Institutions	3,435.0	269.8	267.9	8.6	3,167.1	278.4
Mortgage/Asset-Backed	2,039.3	180.6	343.5	4.0	1,695.8	184.6
Sovereigns	1,373.2	146.8	87.2	2.8	1,286.0	149.6
Technology	1,138.1	73.2	389.1	21.4	749.0	94.6
Transportation	1,469.3	152.1	218.5	9.0	1,250.8	161.1
U.S. Government Agencies and Municipalities	2,979.3	244.7	496.0	45.6	2,483.3	290.3
Public Utilities	10,403.0	1,074.1	929.3	52.8	9,473.7	1,126.9
Redeemable Preferred Stocks	37.7	4.7	—	—	37.7	4.7
Total	$42,344.4	$4,054.8	$5,475.7	$303.9	$36,868.7	$4,358.7

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2013 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2013. The increase in the unrealized loss on both investment-grade and below-investment-grade fixed maturity securities during 2013 was due primarily to an increase in U.S. Treasury rates which occurred during the period. We held no fixed maturity securities at December 31, 2013 with a gross unrealized loss of $10.0 million or greater.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013				2012
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$20.0	$12.3	$176.6	$9.7	$3.9
> 90 <= 180 days	11.5	175.7	12.6	6.3	0.4
> 180 <= 270 days	183.3	12.3	12.3	0.4	0.4
> 270 days <= 1 year	12.6	9.5	0.1	0.1	0.3
> 1 year <= 2 years	11.0	1.0	1.7	0.5	0.2
> 2 years <= 3 years	—	0.1	3.4	3.3	5.9
> 3 years	6.9	10.2	9.1	7.5	12.3
Sub-total	245.3	221.1	215.8	27.8	23.4

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	2.5	—	—	—	—

Total	$247.8	$221.1	$215.8	$27.8	$23.4
Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2013				2012
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.6	$4.3	$33.3	$3.0	$0.3
> 90 <= 180 days	2.5	38.1	1.6	0.4	1.4
> 180 <= 270 days	29.9	2.0	—	0.6	2.6
> 270 days <= 1 year	1.7	—	0.5	0.3	2.5
> 1 year <= 2 years	0.9	6.8	3.9	4.9	6.8
> 2 years <= 3 years	4.1	—	1.2	1.0	6.2
> 3 years	14.1	15.0	12.7	8.0	12.5
Sub-total	55.8	66.2	53.2	18.2	32.3

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	0.3	0.3	0.3	0.3	0.3

Total	$56.1	$66.5	$53.5	$18.5	$32.6

At December 31, 2013, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At December 31, 2013, we held $201.4 million fair value ($185.7 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At December 31, 2013, our mortgage/asset-backed securities had an average life of 5.23 years, effective duration of 4.31 years, and a weighted average credit rating of Aa1. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2013, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,101.7 million and $3,199.3 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We continually evaluate our foreign investment risk exposure. We do not have foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We have no direct exposure to sovereign debt of these countries, no unfunded commitments to issuers domiciled in these countries, and have not used credit derivatives to hedge our exposure or to sell credit protection.

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  For those countries for which we have heightened our monitoring, the following table lists our exposure by country, together with a discussion on each exposure. We have neither direct nor indirect exposure to sovereign debt of any other countries for which we believe there is a heightened risk of sovereign default.

European Fixed Maturity Securities Exposure - By Country
As of December 31, 2013

(in millions of dollars)
	Fair Value	Amortized Cost
Italy	$233.4	$228.6
Portugal	50.9	47.1
Spain	245.4	224.1
Total	$529.7	$499.8
Italy
We have no direct exposure to Italian financial institutions.  We believe there are risks associated with the debt sustainability of Italy given its political and economic pressures. As of December 31, 2013, all of our Italian investments were current on their obligations to us, and we believe they will continue to meet their debt obligations.  For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the year ended December 31, 2013.
Portugal
We have no direct exposure to Portuguese financial institutions.  In May 2011, Portugal received a support package valued at €78 billion from the International Monetary Fund/European Union.  As of December 31, 2013, our holding domiciled in Portugal is a geographically diversified utility company that was downgraded to below-investment-grade during the first quarter of 2012. As of December 31, 2013, this company was current on its obligations to us, and we believe it will continue to meet its debt obligations.
Spain
We have no direct exposure to Spanish financial institutions, although we do own fixed maturity securities of a certain United Kingdom subsidiary of a Spanish financial institution. We believe there are risks associated with Spain's high unemployment, budget deficit, banking sector issues, recessionary pressures, and potential regional secession issues. All but one of our Spanish domiciled securities were rated investment-grade as of December 31, 2013, and all were current on their obligations to us. We believe they will continue to have the ability to meet their debt obligations. For those securities in an unrealized loss position, we have the intent to hold these investments to recovery in value. As a result, we did not recognize any other-than-temporary impairment losses on these investments during the year ended December 31, 2013.

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

Mortgage Loans

Our mortgage loan portfolio was $1,815.1 million and $1,712.7 million on an amortized cost basis at December 31, 2013 and 2012, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at December 31, 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million. We held two mortgage loans at December 31, 2012 which were considered impaired and were carried at the estimated net realizable value of $17.4 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position less collateral held, was $5.5 million at December 31, 2013. We held $1.1 million of cash collateral from our counterparties at December 31, 2013. The carrying value of fixed maturity securities posted as collateral to our counterparties was $95.6 million at December 31, 2013. We had no cash collateral posted to our counterparties at December 31, 2013. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $39.9 million and $63.3 million on a fair value basis at December 31, 2013 and December 31, 2012, respectively.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and our derivative financial instruments.

Liquidity and Capital Resources
Overview

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner and adversely impact the price we receive for such securities, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries' capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay dividends to our stockholders or meet our debt and other payment obligations. As requirements of Dodd-Frank continue to take effect in 2014 and in subsequent years, to the extent that we enter into derivatives that are subject to centralized exchanges and cleared through a regulated clearinghouse, we may be subject to stricter collateral requirements which could have an adverse effect on our overall liquidity.

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

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $514 million and $805 million at December 31, 2013 and 2012, respectively. The decline during 2013 was due primarily to repurchases of our common stock and a capital contribution of approximately $300 million related to our 2013 re-domestication of UnumProvident International Ltd. (UPIL) a captive reinsurance subsidiary, from Bermuda to the United States. The December 31, 2013 balance, of which approximately $230 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 1.7 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in December 2013 and authorizes the repurchase of up to $750 million of common stock through June 2015, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in January 2014. The dollar value of shares remaining under the current repurchase program was approximately $730 million at December 31, 2013.

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

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from a life insurance subsidiary is generally further limited to the amount of unassigned funds.

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and UPIL, all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) with Unum Group as the ultimate parent. The captive reinsurers are all domiciled in the United States as of December 31, 2013. The ability of Northwind Re, Tailwind Re, and UPIL to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re, Tailwind Re, and UPIL. See "Debt" contained herein in this Item 7 and Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of dividend restrictions for Northwind Re.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited will be impacted by new capital requirements and risk management standards under Solvency II which is to be adopted January 1, 2016.  Solvency II requirements have not been fully finalized, but the current proposals contain amended requirements on capital adequacy and risk management for insurers. Although the impact of Solvency II cannot be fully determined at this time, its implementation will result in changes to the capital, supervisory, and disclosure requirements applicable to our U.K. subsidiaries.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Unum Group's RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 405 percent at December 31, 2013, compared to 396 percent at December 31, 2012. The capital adequacy and/or individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action. During 2014, we intend to maintain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins.

The amount available during 2013 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was $623.7 million, of which $550.4 million was declared and paid. The amount available during 2013 from Unum Limited was £144.7 million, of which £37.5 million was declared and paid to one of our U.K. holding companies. During 2013, Tailwind Re and Northwind Re paid dividends of $12.4 million and $43.3 million to Tailwind Holdings and Northwind Holdings, respectively. UPIL paid no dividends during 2013.

Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $591 million is available, without prior approval by regulatory authorities, during 2014 for the payment of dividends from our traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £188 million is available for the payment of dividends from Unum Limited during 2014, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Retirement Benefits

In 2013, we adopted plan amendments which freeze participation and benefit accruals in our defined benefit pension plans in the U.S. and U.K., effective December 31, 2013 for the U.S. plans and June 30, 2014 for the U.K. plan. Because the amendments eliminate all future service accruals subsequent to the effective dates of the amendments, we were required to remeasure the benefit obligations of our pension plans, which decreased our net pension liability approximately $330 million with a corresponding increase in other comprehensive income, less applicable income tax of approximately $115 million as of the respective dates of remeasurement. Concurrent with our amendments to our defined benefit pension plans, we adopted amendments to increase the benefits under our defined contribution plans commensurate with the effective dates of the pension plan amendments.

We have met all minimum pension funding requirements set forth by ERISA. We made a voluntary contribution of $50.0 million to our U.S. qualified defined benefit plan during 2013, but we do not expect to make any additional contributions during 2014. We contribute to our U.K. pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £2.5 million during 2013, and we expect to make contributions of approximately £1.4 million during 2014. We made contributions during 2013 of approximately $18.8 million and £1.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make contributions of approximately $71.5 million and £2.5 million during 2014.

We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law, considering the effects of the retirement benefit changes described herein, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

At December 31, 2013, we had short-term debt of $76.5 million, consisting entirely of securities lending agreements, and long-term debt of $2,612.0 million, consisting primarily of senior secured notes and junior subordinated debt securities.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In January 2013, we purchased and retired the outstanding principal of $62.5 million on the floating rate, senior secured non-recourse notes issued by Tailwind Holdings, resulting in a before-tax gain of $4.0 million. During 2012 and 2011, Tailwind Holdings made principal payments of $10.0 million each year.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $60.0 million in both 2013 and 2012 and $74.4 million in 2011.

In 2011, we made debt repayments of $225.1 million at the maturity date of our remaining 7.625% senior notes due March 2011.

Issuance of Debt

In August 2012, we issued $250.0 million of unsecured senior notes in a public offering. These notes, due 2042, bear interest at a fixed rate of 5.75% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. The balance outstanding on these notes was $250.0 million at December 31, 2013.

In 2010, we issued $400.0 million of unsecured senior notes in a public offering. These notes, due in 2020, bear interest at a fixed rate of 5.625% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. In addition, these notes are effectively subordinated to any indebtedness of our subsidiaries. The balance outstanding on these notes was $400.0 million at December 31, 2013.

In 2009, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due in 2016, bear interest at a fixed rate of 7.125% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. The balance outstanding on these notes was $350.0 million at December 31, 2013.

In 2007, Northwind Holdings issued $800.0 million floating rate, insured, senior, secured notes, due 2037, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes will be limited to the collateral for the notes and other assets of Northwind Holdings, consisting primarily of the stock of its sole subsidiary Northwind Re. Northwind Holdings' ability to meet its payment obligations under the notes will be dependent principally upon its receipt of dividends from Northwind Re. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and on the performance of the reinsured claims of Provident, Paul Revere and Unum America (the ceding insurers) reinsured by Northwind Re. None of Unum Group, the ceding insurers, Northwind Re or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the notes. The balance outstanding on these notes was $440.0 million at December 31, 2013.

In 2006, Tailwind Holdings issued $130.0 million floating rate, insured, senior, secured notes, due 2036, in a private offering. Recourse for the payment of principal, interest, and other amounts due on the notes was limited to the collateral for the notes and the other assets of Tailwind Holdings, consisting primarily of the stock of its sole subsidiary Tailwind Re. These notes were purchased and retired in January 2013.

In 2005, Unum Group repatriated $454.8 million in unremitted foreign earnings from its U.K. subsidiaries, and as part of its repatriation plan, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures, due 2015, in a private offering. The debentures are fully and unconditionally guaranteed by Unum Group. The aggregate principal amount outstanding was $296.9 million at December 31, 2013.

In 2002, Unum Group issued $250.0 million of 7.375% senior debentures due 2032, in a public offering. The 7.375% notes have an aggregate principal amount outstanding of $39.5 million at December 31, 2013.

In 1998, Unum Group completed public offerings of $200.0 million of 7.25% senior notes due 2028, $200.0 million of 7.0% senior notes due 2018, and $250.0 million of 6.75% senior notes due 2028. None of these amounts have been reduced other than the 6.75% notes, which have an aggregate principal amount outstanding of $165.8 million at December 31, 2013.

In 1998, Provident Financing Trust I (the trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures, which mature in 2038, to the trust in connection with the capital securities offering. The securities issued by the trust have an aggregate principal amount outstanding of $226.5 million at December 31, 2013.

Unum Group has medium-term notes with an aggregate principal amount outstanding of $50.8 million at December 31, 2013 which were initially issued in three separate series in 1990, 1993, and 1996, pursuant to an indenture dated September 15, 1990.  The notes are fixed maturity rate notes with fixed maturity dates ranging between nine months to thirty years from the issuance date.

Credit Facility

In August 2013, we entered into a five-year, $400 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The facility provides for interest rates based on either the prime rate or LIBOR. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of those covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds through that facility. At December 31, 2013, no amount was outstanding on the facility. While maintenance of the unsecured revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2013:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$76.5	$76.5	$—	$—	$—

Long-term Debt	4,357.3	143.2	905.5	400.2	2,908.4

Policyholder Liabilities	42,573.8	4,585.6	6,822.5	5,176.2	25,989.5

Pension and Other Postretirement Benefits	647.8	22.1	39.7	39.2	546.8

Miscellaneous Liabilities	567.2	510.2	16.3	11.7	29.0

Operating Leases	213.9	40.7	50.3	34.3	88.6

Purchase Obligations	331.3	321.3	9.8	0.2	—

Total	$48,767.8	$5,699.6	$7,844.1	$5,661.8	$29,562.3

Receipts Due

Reinsurance Recoverable	$7,692.6	$295.3	$653.8	$534.3	$6,209.2

Long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our debt.

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

Pensions and other postretirement benefit obligations include our defined benefit pension and postretirement plans for our employees, including non-qualified pension plans. Pension plan obligations, other than the non-qualified plans, represent our expected required regulatory contributions which at December 31, 2013 totaled $2.3 million. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 and "Critical Accounting Estimates" contained in this Item 7 for additional information.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, accounts payable, obligations to return unrestricted cash collateral to our derivatives counterparties, commitments to fund tax credit partnership investments, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment was uncertain are included in the one year or less category. See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our derivatives.

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include non-binding commitments of $58.0 million to fund certain of our investments in private placement securities, $158.4 million to fund certain private equity partnerships, and $83.9 million to fund certain commercial mortgage loans. These are shown in the preceding table based on the expiration date of the commitments. The funds will be due upon satisfaction of contractual notice from the partnership trustee, issuer of the private placement securities, or borrower. The amounts may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $28.3 million at December 31, 2013.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $5.5 million at December 31, 2013. We held $1.1 million cash collateral from our counterparties at December 31, 2013. We posted fixed maturity securities with a carrying value of $95.6 million as collateral to our counterparties at December 31, 2013.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $76.5 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2013 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2013 was $159.0 million, and the maximum amount outstanding at any month end was $292.3 million. In addition, at December 31, 2013, we had $132.9 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2013 was $67.0 million, and the maximum amount outstanding at any month end was $137.7 million.

We had no repurchase agreements outstanding at December 31, 2013. The average balance during the year ended December 31, 2013 was $0.7 million, and the maximum amount outstanding at any month end was $12.8 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $1,031.5 million for 2013, compared to $1,379.6 million and $1,193.7 million for 2012 and 2011, respectively. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment. Operating cash flows also included contributions of $70.4 million, $74.3 million, and $20.3 million to our defined benefit pension plans and other postretirement benefit plans for 2013, 2012, and 2011, respectively.
The variance in the change in insurance reserves and liabilities and change in income tax adjustments to reconcile net income to net cash provided by operating activities for 2011 compared to 2013 and 2012 was due primarily to the 2011 charges for our long-term care and individual disability closed blocks of business.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $39.9 million for 2013, compared to $1,113.4 million and $410.3 million for 2012 and 2011, respectively. Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. Currently, when our fixed maturity securities mature, the proceeds may be reinvested at a yield below that assumed in the pricing of our insurance products. When market opportunities arise, as occurred during the third quarter of 2013, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our investing cash flows.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $974.8 million in 2013, compared to $305.5 million and $720.4 million in 2012 and 2011, respectively.

The balance outstanding under our securities lending program decreased by $379.3 million in 2013 and increased by $143.5 million and $312.3 million in 2012 and 2011, respectively.

During 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million and made principal payments of $60.0 million on our senior secured non-recourse notes issued by Northwind Holdings. Aggregate principal payments on the Tailwind Holdings and Northwind Holdings notes were $70.0 million and $84.4 million during 2012 and 2011, respectively. During 2012, we issued $250.0 million of 5.75% senior notes and received proceeds of $246.4 million, excluding the associated debt issuance costs and discounts. During 2011, we made short-term debt repayments of $225.1 million at the maturity date of our senior notes due March 2011.

Cash used to repurchase shares of Unum Group's common stock during 2013, 2012, and 2011 was $317.2 million, $496.7 million, and $619.9 million, respectively. During 2013, 2012, and 2011, we paid dividends of $146.5 million, $133.8 million, and $121.0 million, respectively, to holders of Unum Group's common stock.

See "Debt" contained in this Item 7, and Notes 8 and 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our financing cash flows.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates.

On January 30, 2013 and again on December 8, 2013, AM Best affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the bbb issuer credit rating for Unum Group. AM Best's outlook for all ratings is "stable." On February 11, 2013 and again on September 30, 2013, Fitch affirmed its A rating of Unum Group's domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at BBB. Fitch's rating outlook for all ratings is "stable." On June 24, 2013, S&P affirmed its A rating of Unum Group's primary domestic insurance subsidiaries and affirmed the BBB counterparty credit rating for Unum Group. S&P's and Moody's outlooks for all ratings are "stable."

There have been no other changes in any of the rating agencies' outlook statements or ratings during 2013 or during 2014 prior to the date of this filing.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest-sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may decrease the net unrealized gain related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may increase the net unrealized gain, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is other than temporarily impaired, or determine that a derivative instrument is no longer an effective hedge.

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

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. Due to the long duration of our long-term care product, the timing and/or amount of our investment cash flows may not match those of our maturing liabilities.  We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments. We use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2013 and 2012 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2013 and 2012 are shown as follows:

	December 31, 2013
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$42,344.4	$39,009.2	$(3,335.2)
Mortgage Loans		1,980.2	1,889.9	(90.3)
Policy Loans, Net of Reinsurance Ceded		295.9	278.0	(17.9)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,886.3)	$(1,568.7)	$2,317.6
Long-term Debt		(2,824.4)	(2,660.5)	163.9

Derivatives (1)
Swaps	$1,477.4	$(124.8)	$(139.7)	$(14.9)
Embedded Derivative in Modified Coinsurance Arrangement		(53.2)	(62.1)	(8.9)

	December 31, 2012
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$44,973.0	$41,290.1	$(3,682.9)
Mortgage Loans		1,937.1	1,847.2	(89.9)
Policy Loans, Net of Reinsurance Ceded		302.6	283.5	(19.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(5,993.0)	$(3,267.5)	$2,725.5
Long-term Debt		(2,968.8)	(2,780.3)	188.5

Derivatives (1)
Swaps	$1,432.8	$(88.9)	$(146.4)	$(57.5)
Embedded Derivative in Modified Coinsurance Arrangement		(83.9)	(92.3)	(8.4)

(1) These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of deferred taxes, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, the offset of which is reported as a component of net realized investment gain or loss.

(2) The adjustment to reserves and deferred acquisition costs for unrealized investment gains and losses reflects the adjustments to policyholder liabilities and deferred acquisition costs that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities and derivatives had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of deferred taxes.

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

Sustained periods of low interest rates may result in lower than expected profitability. Assuming December 31, 2013 interest rates and credit spreads remained constant through 2015, our net investment income would decrease by approximately $0.5 million in 2014 and $6.5 million in 2015 relative to our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumption and any mitigating factors such as pricing adjustments. In addition, a continued low interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2014 or 2015.

Foreign Currency Risk

The functional currency of our U.K. operations is the British pound sterling. We are exposed to foreign currency risk arising from fluctuations in the British pound sterling to U.S. dollar exchange rates primarily as they relate to the translation of the financial results of our U.K. operations. Fluctuations in the pound to dollar exchange rate have an effect on our reported financial results. We do not hedge against the possible impact of this risk. Because we do not actually convert pounds into dollars except for a limited number of transactions, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in our U.K. operations.

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2013 and 2012 levels, stockholders' equity as reported in U.S. dollars as of and for the periods then ended would have been lower by approximately $102.1 million and $109.5 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2013 and 2012, before-tax operating income, as reported in U.S. dollars would have decreased approximately $14.3 million and $12.6 million, respectively, for the years then ended.

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

Our ERM framework is the ongoing system of people, processes, and tools across our Company under which we intend to function consistently and collectively to identify and assess risks and opportunities, to manage all material risks within our risk appetite, and to contribute to strategic decision making. With the goal of maximizing shareholder value, the primary objectives of our ERM framework are to support Unum Group in meeting its operational and financial objectives, maintaining liquidity, preserving capital adequacy, and protecting franchise value.

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

1st Line: Own and Manage	2nd Line: Oversee	3rd Line: Independent Assurance
Business processes and procedures employed throughout the Company through which management assumes and monitors significant risks	Management committees chartered with oversight of activities within the 1st and 2nd lines of defense, mitigation of substantial exposures, and management of emerging risks	Independent review of ERM framework and risk mitigation

Business units are primarily responsible for managing their principal risks. Our risk committees and other management committees serve risk and control functions responsible for providing risk oversight, or the second line of risk control. The internal audit team provides a second level of independent review, or our third line of risk control. The audit committee of Unum Group's board of directors (the board) oversees the entire ERM governance process, effectively providing independent review for our third line of risk control.

The board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The audit committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. The chief risk officer (CRO) provides a report on our risks and risk management processes to the audit committee of the board at least quarterly. The finance committee of the board is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The CRO performs an annual risk assessment of our incentive compensation programs to ensure incentive plans are balanced and consistent with the risk levels embedded in our financial and business plans. Results of this assessment are presented to our human capital committee of the board annually, and conclusions from this assessment are reported in our proxy statement. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

The executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The CRO, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by corporate risk committees and by the risk committees of our primary operating segments.

Operating segment risk committees for Unum US, Unum UK, Colonial Life, and Closed Block are responsible for oversight of risks specific to their businesses. These committees are responsible for identifying, measuring, reporting, and managing insurance and operational risks within their respective areas, consistent with enterprise risk management guidance. Corporate risk committees and other management committees oversee the operational, global technology services, investment, and capital management risks on a corporate level.

Risk Appetite Policy

Our risk appetite policy describes the types of risks we are willing to take, as well as the amount of enterprise risk exposure we deem acceptable in pursuit of our goals, with an objective of clearly defining boundaries for our risk-taking activities.

The starting point of our philosophy and approach to our ERM strategy is our corporate strategy. In contrast to many multi-line peer companies, we do not offer retirement savings, traditional medical benefits, or property and casualty insurance. Our corporate strategy is focused on providing group, individual, and voluntary benefits, either as stand-alone products or combined with other coverages, that create comprehensive benefits solutions for employers. We have market leadership positions in the product lines we offer and believe this combination of focused expertise and experience is a competitive advantage and forms the foundation of our approach to risk management.

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

•
We seek to manage our exposure to insurance risk through a combination of prudent underwriting with effective risk selection, maintaining pricing discipline, sound reserving practices, and claims operational effectiveness. Detailed underwriting guidelines and claim policies are tools used to manage our insurance risk exposure. We also monitor exposures against internally prescribed limits, and we diversify to reduce potential concentration risk and volatility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 26, 2014

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2013	2012
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $38,289.6; $37,751.5)	$42,344.4	$44,973.0
Mortgage Loans	1,815.1	1,712.7
Policy Loans	3,276.0	3,133.8
Other Long-term Investments	566.0	625.0
Short-term Investments	913.4	1,460.3
Total Investments	48,914.9	51,904.8

Other Assets
Cash and Bank Deposits	94.1	77.3
Accounts and Premiums Receivable	1,647.8	1,632.6
Reinsurance Recoverable	4,806.5	4,842.6
Accrued Investment Income	700.2	694.6
Deferred Acquisition Costs	1,829.2	1,755.5
Goodwill	200.9	201.7
Property and Equipment	511.9	501.6
Income Tax Receivable	50.3	—
Other Assets	647.8	625.4

Total Assets	$59,403.6	$62,236.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2013	2012
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,511.0	$1,484.6
Reserves for Future Policy and Contract Benefits	43,099.1	44,694.4
Unearned Premiums	413.8	426.7
Other Policyholders’ Funds	1,658.4	1,644.9
Income Tax Payable	—	54.2
Deferred Income Tax	144.3	269.4
Short-term Debt	76.5	455.8
Long-term Debt	2,612.0	2,755.4
Other Liabilities	1,229.4	1,838.1

Total Liabilities	50,744.5	53,623.5

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 360,802,426 and 359,751,943 shares	36.1	36.0
Additional Paid-in Capital	2,634.1	2,607.7
Accumulated Other Comprehensive Income	255.0	628.0
Retained Earnings	8,083.2	7,371.6
Treasury Stock - at cost: 100,785,012 and 89,546,758 shares	(2,349.3)	(2,030.7)

Total Stockholders' Equity	8,659.1	8,612.6

Total Liabilities and Stockholders' Equity	$59,403.6	$62,236.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars, except share data)

Revenue
Premium Income	$7,624.7	$7,716.1	$7,514.2
Net Investment Income	2,492.1	2,515.2	2,519.6
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(0.8)	—	(19.9)
Other Net Realized Investment Gain	7.6	56.2	15.0
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)
Other Income	230.2	227.9	249.1
Total Revenue	10,353.8	10,515.4	10,278.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,595.7	6,722.2	7,209.5
Commissions	909.5	917.2	879.2
Interest and Debt Expense	149.4	145.4	143.3
Deferral of Acquisition Costs	(466.8)	(467.3)	(442.5)
Amortization of Deferred Acquisition Costs	418.9	378.7	365.7
Impairment of Deferred Acquisition Costs	—	—	196.0
Compensation Expense	790.4	786.8	808.0
Other Expenses	751.5	782.9	785.5
Total Benefits and Expenses	9,148.6	9,265.9	9,944.7

Income Before Income Tax	1,205.2	1,249.5	333.3

Income Tax (Benefit)
Current	296.6	206.6	230.5
Deferred	50.5	148.5	(181.4)
Total Income Tax	347.1	355.1	49.1

Net Income	$858.1	$894.4	$284.2

Net Income Per Common Share
Basic	$3.24	$3.18	$0.94
Assuming Dilution	$3.23	$3.17	$0.94

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)

Net Income	$858.1	$894.4	$284.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(1,102.8); $467.7; $798.3)	(2,101.2)	918.8	1,519.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $743.3; $(325.6); $(701.5))	1,363.4	(660.1)	(1,321.1)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(1.3); $(4.3); $25.2)	(5.3)	(7.1)	47.7
Change in Foreign Currency Translation Adjustment	25.5	45.0	(10.5)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $185.2; $(68.0); $(67.4))	344.6	(130.4)	(125.5)
Total Other Comprehensive Income (Loss)	(373.0)	166.2	110.4

Comprehensive Income	$485.1	$1,060.6	$394.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)

Common Stock
Balance at Beginning of Year	$36.0	$35.9	$36.5
Common Stock Activity	0.1	0.1	0.2
Retirement of Repurchased Common Shares	—	—	(0.8)
Balance at End of Year	36.1	36.0	35.9

Additional Paid-in Capital
Balance at Beginning of Year	2,607.7	2,591.1	2,615.4
Common Stock Activity	26.4	16.6	30.9
Retirement of Repurchased Common Shares	—	—	(55.2)
Balance at End of Year	2,634.1	2,607.7	2,591.1

Accumulated Other Comprehensive Income
Balance at Beginning of Year	628.0	461.8	351.4
Other Comprehensive Income (Loss)	(373.0)	166.2	110.4
Balance at End of Year	255.0	628.0	461.8

Retained Earnings
Balance at Beginning of Year	7,371.6	6,611.0	6,591.8
Net Income	858.1	894.4	284.2
Dividends to Stockholders (per common share: $0.550; $0.470; $0.395)	(146.5)	(133.8)	(121.0)
Retirement of Repurchased Common Shares	—	—	(144.0)
Balance at End of Year	8,083.2	7,371.6	6,611.0

Treasury Stock
Balance at Beginning of Year	(2,030.7)	(1,530.1)	(1,110.2)
Purchases of Treasury Stock	(318.6)	(500.6)	(419.9)
Balance at End of Year	(2,349.3)	(2,030.7)	(1,530.1)

Total Stockholders' Equity at End of Year	$8,659.1	$8,612.6	$8,169.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$858.1	$894.4	$284.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(196.7)	40.4	37.0
Change in Deferred Acquisition Costs	(47.9)	(88.6)	(76.8)
Impairment of Deferred Acquisition Costs	—	—	196.0
Change in Insurance Reserves and Liabilities	572.5	508.4	1,113.9
Change in Income Taxes	(49.4)	168.0	(274.4)
Change in Other Accrued Liabilities	21.2	18.6	68.4
Non-cash Adjustments to Net Investment Income	(211.5)	(221.3)	(240.6)
Net Realized Investment (Gain) Loss	(6.8)	(56.2)	4.9
Depreciation	84.8	84.3	81.1
Other, Net	7.2	31.6	—
Net Cash Provided by Operating Activities	1,031.5	1,379.6	1,193.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	1,040.5	595.9	1,181.9
Proceeds from Maturities of Fixed Maturity Securities	2,146.4	2,160.5	1,692.7
Proceeds from Sales and Maturities of Other Investments	243.4	182.2	131.9
Purchase of Fixed Maturity Securities	(3,553.6)	(3,512.8)	(2,760.1)
Purchase of Other Investments	(363.7)	(353.8)	(304.1)
Net Sales (Purchases) of Short-term Investments	552.4	(80.1)	(254.6)
Net Purchases of Property and Equipment	(105.5)	(105.4)	(98.2)
Other, Net	0.2	0.1	0.2
Net Cash Used by Investing Activities	(39.9)	(1,113.4)	(410.3)

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	(379.3)	143.5	87.2
Issuance of Long-term Debt	—	246.4	—
Long-term Debt Repayments	(116.2)	(70.0)	(84.4)
Issuance of Common Stock	11.4	4.9	14.8
Repurchase of Common Stock	(317.2)	(496.7)	(619.9)
Dividends Paid to Stockholders	(146.5)	(133.8)	(121.0)
Other, Net	(27.0)	0.2	2.9
Net Cash Used by Financing Activities	(974.8)	(305.5)	(720.4)

Net Increase (Decrease) in Cash and Bank Deposits	16.8	(39.3)	63.0

Cash and Bank Deposits at Beginning of Year	77.3	116.6	53.6

Cash and Bank Deposits at End of Year	$94.1	$77.3	$116.6

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

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other reporting segments are Closed Block and Corporate. See Note 13 for further discussion of our operating segments.

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

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate available information, both positive and negative, in reaching our conclusions. In particular, we consider the strength of the issuer's balance sheet, its debt obligations and near-term funding requirements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. Although available and applicable factors are considered in our analysis, our expectation of recovering the entire amortized cost basis of the security, whether we intend to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost, and whether the security is current on principal and interest payments are the most critical factors in determining whether impairments are other than temporary. The significance of the decline in value and the length of time during which there has been a significant decline are also important factors, but we generally do not record an impairment loss based solely on these two factors, since often other more relevant factors will impact our evaluation of a security.

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security's amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income. See Notes 2 and 3.

Mortgage Loans: Mortgage loans are generally held for investment and are carried at amortized cost less an allowance for probable losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Prepayment penalties are recognized as investment income when received. For mortgage loans on which collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan.

We evaluate each of our mortgage loans individually for impairment based on a comprehensive rating system used to evaluate the credit risk of the loan. Although all available and applicable factors are considered in our analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining impairment. If we determine that it is probable we will be unable to collect all amounts due under the contractual terms of a mortgage loan, we establish an allowance for credit loss. If we expect to foreclose on the property, the amount of the allowance typically equals the excess carrying value of the mortgage loan over the fair value of the underlying collateral. If we expect to retain the mortgage loan until payoff, the allowance equals the excess carrying value of the mortgage loan over the expected future cash flows of the loan. Additions and reductions to our allowance for credit losses on mortgage loans are reported as a component of net realized investment gains and losses. We do not purchase mortgage loans with existing credit impairments. See Note 3.

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,043.7 million and $2,912.7 million of policy loans ceded to reinsurers at December 31, 2013 and 2012, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of tax credit partnerships and private equity partnerships.

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

Our investments in private equity partnerships are passive in nature.  The underlying investments held by these partnerships include both equity and debt securities and are accounted for using the equity or cost method, depending on the level of ownership and the degree of our influence over partnership operating and financial policies. For partnerships accounted for under the equity method, our portion of partnership earnings is reported as a component of net investment income in our consolidated statements of income. For those partnerships accounted for under the cost method, we record income received from partnership distributions as either a component of net investment income or net realized investment gain or loss, in accordance with the source of the funds distributed from the partnership. See Notes 2 and 3.

Short-term Investments: Short-term investments are carried at cost. Short-term investments include investments maturing within one year, such as corporate commercial paper and U.S. Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest. See Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Cash and Bank Deposits: Cash and bank deposits include cash on hand and non-interest bearing cash and deposit accounts.

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either other long-term investments or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk(s) related to specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure ineffectiveness.

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

Changes in the fair value of a derivative designated as a fair value hedge, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.  The gain or loss on the termination of a fair value hedge is recognized in earnings as a component of net realized investment gain or loss during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

To the extent it is effective, changes in the fair value of a derivative designated as a cash flow hedge are reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income and reclassified into earnings and reported on the same income statement line item as the hedged item and in the same period or periods during which the hedged item affects earnings.

Gains or losses on the termination of ineffective fair value or cash flow hedges are reported in earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of subsequent to the termination of the hedging transaction, we reclassify any remaining gain or loss on the cash flow hedge out of accumulated other comprehensive income into earnings as a component of the same income statement line item wherein we report the gain or loss on disposition of the hedged item.

For a derivative not designated as a hedging instrument, changes in the fair value of the derivative, together with the payment of periodic fees, if applicable, are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.

Cash flow activity from the settlement of derivative contracts is reported in the consolidated statements of cash flows as a component of proceeds from sales and maturities of other investments.

In our consolidated balance sheets, we do not offset fair value amounts recognized for derivatives executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from those master netting agreements. See Notes 2 and 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Fair Value Measurement: Certain assets and liabilities are reported at fair value in our consolidated balance sheets and in our notes to our consolidated financial statements. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date. Assets or liabilities with readily available actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. When actively quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If observable inputs are not available, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine fair value. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significance of the inputs. The fair value hierarchy gives the highest priority to inputs which are unadjusted and represent quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See Note 2.

Realized Investment Gains and Losses: Realized investment gains and losses are reported as a component of revenue in the consolidated statements of income and are based upon specific identification of the investments sold. See Note 3.

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

Deferred acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Deviations from projections result in a change to the rate of amortization in the period during which such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies.

For certain products, policyholders can elect to modify product benefits, features, rights, or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacement transactions. Internal replacement transactions wherein the modification does not substantially change the policy are accounted for as continuations of the replaced contracts. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Internal replacement transactions, principally on group contracts, that result in a policy that is substantially changed are accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy that was replaced are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for deferred acquisition costs.

Loss recognition is performed on an annual basis, or more frequently if appropriate, using best estimate assumptions as to future experience as of the date of the test. Insurance contracts are grouped for each major product line within a segment when we perform the loss recognition tests. If loss recognition testing indicates that deferred acquisition costs are not recoverable, the deficiency is charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill.  The fair values of the reporting units are determined using discounted cash flow models.  The critical estimates necessary in determining fair value are projected earnings and the discount rate.  We set our discount rate assumption based on an expected risk adjusted cost of capital.  If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the carrying amount is reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $760.8 million and $705.0 million as of December 31, 2013 and 2012, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for traditional insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $19.0 million and $23.5 million at December 31, 2013 and 2012, respectively. The accumulated amortization for value of business acquired was $138.2 million and $131.5 million as of December 31, 2013 and 2012, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $4.5 million, $7.5 million, and $7.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

Policy and Contract Benefits: Policy and contract benefits represent amounts paid and expected to be paid based on reported losses and estimates of incurred but not reported losses for traditional life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders' policy fund balances.

Reserves for Policy and Contract Benefits: Policy reserves represent future policy and contract benefits for claims not yet incurred. Policy reserves for traditional life and accident and health products are determined using the net level premium method. The reserves are calculated based upon assumptions as to interest, persistency, morbidity, and mortality that were appropriate at the date of issue. Interest rate assumptions are based on actual and expected net investment returns. Persistency assumptions are based on our actual historical experience adjusted for future expectations. Morbidity and mortality assumptions are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Claim reserves represent future policy and contract benefits for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Our claim reserves relate primarily to disability policies and are calculated based on assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various product lines. Unlike policy reserves for which assumptions are generally established and locked in at the time of policy issuance, claim reserves are subject to revision as current claim experience and projections of future experience change. See Note 6.

Policyholders' Funds: Policyholders' funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. See Note 7.

Short-term and Long-term Debt: Debt is generally carried at the unpaid principal balance, net of unamortized discount or premium. Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term, and securities lending agreements collateralized by cash. We account for all of our securities lending agreements and repurchase agreements as collateralized financings, and the carrying amount of the related short-term debt represents our liability to return cash collateral to the counterparty. Original issue discount or premium as well as debt issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. The carrying amount of long-term debt that is part of a fair value hedge program includes an adjustment to reflect the effect of the change in fair value attributable to the risk being hedged. Net interest settlements for fair value hedges on our long-term debt are recognized as a component of interest expense. See Note 8.

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

Fees from our administrative-services only and family medical leave products are reported as other income when services are rendered.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for traditional insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2013 and 2012 was $53.6 million and $67.4 million, respectively.

Under ceded reinsurance agreements wherein we are not relieved of our legal liability to our policyholders, if the assuming reinsurer is unable to meet its obligations, we remain contingently liable. We evaluate the financial condition of reinsurers and monitor concentration of credit risk to minimize this exposure. We may also require assets in trust, letters of credit, or other acceptable collateral to support our reinsurance recoverable balances. In the event that reinsurers do not meet their obligations to us under the terms of the reinsurance agreements, certain amounts reported in our reinsurance recoverable could become uncollectible, in which case the reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance. See Note 12.

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2013, 2012, and 2011, premium tax expense was $137.0 million, $136.0 million, and $134.9 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. The Black-Scholes options valuation model is used for estimating the fair value of stock options, and the Monte-Carlo valuation model is used for estimating the fair value of performance share units. Restricted stock units are valued based on the fair value of common stock at the grant date, and cash-settled awards are measured each reporting period based on the current stock price. Stock-based awards are expensed over the requisite service period, with an offsetting increase to additional paid-in capital in stockholders' equity. See Note 11.

Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares outstanding for the period plus the shares representing the dilutive effect of stock-based awards. In computing earnings per share assuming dilution, only potential common shares resulting from stock-based awards that are dilutive (those that reduce earnings per share) are included. We use the treasury stock method to account for the effect of outstanding stock options and nonvested stock awards on the computation of earnings per share assuming dilution. See Note 10.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $339.2 million and $380.4 million at December 31, 2013 and 2012, respectively.

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

Accounting Updates Adopted in 2012:

ASC 220 "Comprehensive Income"

In June 2011, the FASB issued an update related to the financial statement presentation of comprehensive income. This update requires that non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present net income and its components, followed consecutively by a second statement presenting total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. We adopted this update effective January 1, 2012. The adoption of this update modified our financial statement presentation but had no effect on our financial position or results of operations.

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

Accounting Updates Outstanding:

ASC 323 "Investments - Equity Method and Joint Ventures"

In January 2014, the FASB issued an update to provide guidance on the accounting and reporting for investments in affordable housing projects that qualify for low-income housing tax credits. The amendments in the update permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects will also be required by the update. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted, and are to be applied retrospectively. We have not yet finalized the expected impact on our financial position or results of operations.

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

	December 31, 2013		December 31, 2012

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$42,344.4	$42,344.4	$44,973.0	$44,973.0
Mortgage Loans	1,815.1	1,980.2	1,712.7	1,937.1
Policy Loans	3,276.0	3,339.6	3,133.8	3,215.3
Other Long-term Investments
Derivatives	10.8	10.8	81.6	81.6
Equity Securities	16.4	16.4	14.6	14.6
Miscellaneous Long-term Investments	475.2	475.2	455.1	455.1

Liabilities
Policyholders' Funds
Deferred Annuity Products	$631.5	$631.5	$640.1	$640.1
Supplementary Contracts without Life Contingencies	563.1	563.1	535.5	535.5
Long-term Debt	2,612.0	2,824.4	2,755.4	2,968.8
Other Liabilities
Derivatives	135.6	135.6	170.5	170.5
Embedded Derivative in Modified Coinsurance Arrangement	53.2	53.2	83.9	83.9
Unfunded Commitments to Investment Partnerships	27.2	27.2	83.7	83.7

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,043.7 million and $2,912.7 million as of December 31, 2013 and 2012, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in power, energy, railcar leasing, infrastructure development, and mezzanine debt. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of December 31, 2013, we estimate that the underlying assets of the funds will be liquidated over the next one to ten years. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $1,329.2 million and $1,212.0 million as of December 31, 2013 and 2012, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,495.2 million and $1,756.8 million as of December 31, 2013 and 2012, respectively, and are assigned a Level 2.

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

At December 31, 2013, approximately 6.0 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 94.0 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 76.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$144.5	$1,051.6	$—	$1,196.1
States, Municipalities, and Political Subdivisions	—	1,608.1	175.1	1,783.2
Foreign Governments	—	1,294.7	78.5	1,373.2
Public Utilities	396.8	9,802.7	203.5	10,403.0
Mortgage/Asset-Backed Securities	—	2,038.8	0.5	2,039.3
All Other Corporate Bonds	1,982.0	21,670.8	1,859.1	25,511.9
Redeemable Preferred Stocks	—	13.9	23.8	37.7
Total Fixed Maturity Securities	2,523.3	37,480.6	2,340.5	42,344.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	9.2	—	9.2
Foreign Exchange Contracts	—	1.6	—	1.6
Total Derivatives	—	10.8	—	10.8
Equity Securities	—	11.8	4.6	16.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$35.0	$—	$35.0
Foreign Exchange Contracts	—	98.7	—	98.7
Credit Default Swaps	—	1.9	—	1.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	53.2	53.2
Total Derivatives	—	135.6	53.2	188.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2013		2012
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$62.2	$—	$—	$224.7
States, Municipalities, and Political Subdivisions	—	53.0	—	43.8
Public Utilities	345.9	53.4	47.1	653.1
All Other Corporate Bonds	1,199.0	1,085.3	1,068.6	2,808.9
Total Fixed Maturity Securities	$1,607.1	$1,191.7	$1,115.7	$3,730.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$(13.1)	$—	$(1.0)	$60.5	$—	$175.1
Foreign Governments	82.1	—	(3.6)	—	—	—	—	78.5
Public Utilities	574.4	—	(10.8)	—	(3.1)	151.8	(508.8)	203.5
Mortgage/Asset-Backed Securities	0.5	—	0.1	—	(0.1)	—	—	0.5
All Other Corporate Bonds	1,177.8	1.1	(147.1)	186.7	(122.0)	1,462.0	(699.4)	1,859.1
Redeemable Preferred Stocks	24.8	—	(1.0)	—	—	—	—	23.8
Total Fixed Maturity Securities	1,988.3	1.1	(175.5)	186.7	(126.2)	1,674.3	(1,208.2)	2,340.5

Equity Securities	4.3	—	0.3	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	30.7	—	—	—	—	—	(53.2)

	Year Ended December 31, 2012
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$68.1	$—	$(0.3)	$18.4	$(0.7)	$43.2	$—	$128.7
Foreign Governments	—	—	5.0	15.4	—	61.7	—	82.1
Public Utilities	338.9	—	22.3	47.9	(4.2)	481.4	(311.9)	574.4
Mortgage/Asset-Backed Securities	31.7	—	—	—	(0.1)	—	(31.1)	0.5
All Other Corporate Bonds	665.5	1.2	40.8	151.6	(67.5)	599.8	(213.6)	1,177.8
Redeemable Preferred Stocks	37.2	(1.0)	2.9	—	(14.3)	—	—	24.8
Total Fixed Maturity Securities	1,141.4	0.2	70.7	233.3	(86.8)	1,186.1	(556.6)	1,988.3

Equity Securities	11.2	(0.1)	—	—	(0.1)	—	(6.7)	4.3
Embedded Derivative in Modified Coinsurance Arrangement	(135.7)	51.8	—	—	—	—	—	(83.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains for the years ended December 31, 2013 and 2012 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $30.7 million and $51.8 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

Quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements, all of which are internally derived, is as follows:

	December 31, 2013
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$142.7	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.65%
Public Utilities	64.3	- Volatility of Credit	(e)	0.75% - 1.25% / 0.92%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	4.93% - 5.03% / 5.01%
All Other Corporate Bonds - Private	307.0	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	3.36% - 3.36% / 3.36% (0.70)% - (0.40)% / (0.60)% 0.50% - 0.50% / 0.50% 0.20% - 1.00% / 0.55% 0.07% - 4.00% / 0.84% Priced at Par
All Other Corporate Bonds - Public	514.4	- Change in Benchmark Reference - Comparability Adjustment - Lack of Marketability - Volatility of Credit	(a) (b) (d) (e)	(0.32)% - 0.25% / 0.04% (0.23)% - 1.00% / 0.41% 0.20% - 0.20% / 0.20% (0.88)% - 0.46% / (0.26)%
Equity Securities - Private	4.2	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2013 and 2012, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,028.6	$173.1	$5.6	$1,196.1
States, Municipalities, and Political Subdivisions	1,706.0	117.2	40.0	1,783.2
Foreign Governments	1,226.4	149.6	2.8	1,373.2
Public Utilities	9,328.9	1,126.9	52.8	10,403.0
Mortgage/Asset-Backed Securities	1,858.7	184.6	4.0	2,039.3
All Other Corporate Bonds	23,108.0	2,602.6	198.7	25,511.9
Redeemable Preferred Stocks	33.0	4.7	—	37.7
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$303.9	$42,344.4

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,020.9	$329.0	$1.1	$1,348.8
States, Municipalities, and Political Subdivisions	1,498.4	316.2	7.8	1,806.8
Foreign Governments	1,280.4	226.6	—	1,507.0
Public Utilities	9,294.3	1,865.0	15.1	11,144.2
Mortgage/Asset-Backed Securities	1,927.9	289.1	0.5	2,216.5
All Other Corporate Bonds	22,696.6	4,245.3	31.5	26,910.4
Redeemable Preferred Stocks	33.0	6.3	—	39.3
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$56.0	$44,973.0

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$41.1	$3.1	$5.2	$2.5
States, Municipalities, and Political Subdivisions	412.5	33.5	37.2	6.5
Foreign Governments	87.2	2.8	—	—
Public Utilities	870.6	47.1	58.7	5.7
Mortgage/Asset-Backed Securities	341.0	3.6	2.5	0.4
All Other Corporate Bonds	3,412.3	174.0	207.4	24.7
Total Fixed Maturity Securities	$5,164.7	$264.1	$311.0	$39.8

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

	December 31, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$903.9	$20.6	$915.5	$—	$9.0
Over 1 year through 5 years	7,098.2	727.1	7,678.5	0.6	146.2
Over 5 years through 10 years	9,492.6	940.2	8,137.4	95.8	2,199.6
Over 10 years	18,936.2	2,486.2	18,441.5	203.5	2,777.4
	36,430.9	4,174.1	35,172.9	299.9	5,132.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	1,695.8	4.0	343.5
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$36,868.7	$303.9	$5,475.7

	December 31, 2012
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$956.4	$21.2	$934.1	$0.5	$43.0
Over 1 year through 5 years	5,922.8	628.1	6,449.8	5.0	96.1
Over 5 years through 10 years	9,752.3	1,606.4	10,997.0	7.6	354.1
Over 10 years	19,192.1	4,732.7	23,200.2	42.4	682.2
	35,823.6	6,988.4	41,581.1	55.5	1,175.4
Mortgage/Asset-Backed Securities	1,927.9	289.1	2,208.3	0.5	8.2
Total Fixed Maturity Securities	$37,751.5	$7,277.5	$43,789.4	$56.0	$1,183.6

At December 31, 2013, the fair value of investment-grade fixed maturity securities was $39,145.1 million, with a gross unrealized gain of $4,205.0 million and a gross unrealized loss of $247.8 million. The gross unrealized loss on investment-grade fixed maturity securities was 81.5 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

At December 31, 2013, the fair value of below-investment-grade fixed maturity securities was $3,199.3 million, with a gross unrealized gain of $153.7 million and a gross unrealized loss of $56.1 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 18.5 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2013, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2013, we held 245 individual investment-grade fixed maturity securities and 53 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 8 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities during 2013 or 2012 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income. During 2011, we held and sold one fixed maturity security for which an $8.5 million other-than-temporary impairment had been recognized in other comprehensive income.

At December 31, 2013, we had non-binding commitments of $58.0 million to fund private placement fixed maturity securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

As of December 31, 2013, the carrying amount of our variable interest entity investments that are not consolidated under the provisions of GAAP was $470.8 million, comprised of $309.5 million of tax credit partnerships and $161.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $27.2 million at December 31, 2013. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $158.4 million to fund certain private equity partnerships at December 31, 2013, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated under the provisions of GAAP.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment.  We contributed the bond and several partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the remaining partnership while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $136.2 million and $4.4 million, respectively, as of December 31, 2013.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At December 31, 2013, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnerships during the years ended December 31, 2013, 2012, and 2011.

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

	December 31
	2013		2012
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$61.1	3.3%	$47.2	2.7%
Industrial	567.8	31.3	545.7	31.9
Office	776.5	42.8	721.2	42.1
Retail	409.7	22.6	398.6	23.3
Total	$1,815.1	100.0%	$1,712.7	100.0%

Region
New England	$100.9	5.6%	$114.3	6.7%
Mid-Atlantic	191.5	10.5	160.0	9.3
East North Central	244.3	13.5	224.7	13.1
West North Central	162.3	8.9	160.8	9.4
South Atlantic	447.7	24.7	440.9	25.7
East South Central	67.7	3.7	79.6	4.7
West South Central	190.9	10.5	159.5	9.3
Mountain	101.9	5.6	90.5	5.3
Pacific	307.9	17.0	282.4	16.5
Total	$1,815.1	100.0%	$1,712.7	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2013	2012
	(in millions of dollars)
Internal Rating
Aa	$10.8	$11.5
A	683.1	659.4
Baa	1,094.6	994.5
Ba	13.5	34.2
B	13.1	13.1
Total	$1,815.1	$1,712.7

Loan-to-Value Ratio
<= 65%	$777.4	$624.7
> 65% <= 75%	867.5	858.8
> 75% <= 85%	107.6	142.5
> 85%	62.6	86.7
Total	$1,815.1	$1,712.7

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5	$1.5
Provision	—	1.8	—
Charge-offs, Net of Recoveries	—	(1.8)	—
Balance at End of Year	$1.5	$1.5	$1.5

Impaired mortgage loans are as follows:

	December 31, 2013
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$13.1	$14.6	$1.5

	December 31, 2012
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded	$4.3	$4.3	$—
With an Allowance Recorded	13.1	14.6	1.5
Total	$17.4	$18.9	$1.5

Our average investment in impaired mortgage loans was $14.9 million, $19.1 million, and $21.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. For each of the years ended December 31, 2013, 2012, and 2011, we recognized $0.8 million of interest income on impaired mortgage loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Foreclosure
Carrying Amount	$4.3	$17.3	$19.9
Number of Loans	1	3	2

Payoff/Sale
Carrying Amount	$—	$—	$3.2
Realized Loss	$—	$—	$0.2
Number of Loans	—	—	1

We had no realized losses on loan foreclosures for the years ended December 31, 2013, 2012, and 2011 other than the initial impairment losses recognized prior to foreclosure.

At December 31, 2013, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments. At December 31, 2012, we held one mortgage loan that was greater than 90 days past due and for which we had discontinued the accrual of investment income. The mortgage loan had a carrying value of $4.3 million and was foreclosed during 2013.

At December 31, 2013, we had non-binding commitments of $83.9 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of December 31, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $201.6 million, for which we received collateral in the form of cash and securities of $76.5 million and $132.9 million, respectively. As of December 31, 2012, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $452.8 million, for which we received collateral in the form of cash and securities of $455.8 million and $14.5 million, respectively. We had no outstanding repurchase agreements at December 31, 2013 or 2012.

Offsetting of Financial Instruments

We enter into master netting agreements with each of our derivatives counterparties. These agreements provide for conditional rights of set-off upon the occurrence of an early termination event. An early termination event is considered a default, and it allows the non-defaulting party to offset its contracts in a loss position against any gain positions or payments due to the defaulting party. Under our agreements, default type events are defined as failure to pay or deliver as contractually agreed, misrepresentation, bankruptcy, or merger without assumption. See Note 4 for further discussion of collateral related to our derivative contracts.

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

	December 31, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$10.8	$—	$10.8	$(9.5)	$(1.1)	$0.2
Securities Lending	201.6	—	201.6	(125.1)	(76.5)	—
Total	$212.4	$—	$212.4	$(134.6)	$(77.6)	$0.2

Financial Liabilities:
Derivatives	$135.6	$—	$135.6	$(98.6)	$—	$37.0
Securities Lending	76.5	—	76.5	(76.5)	—	—
Total	$212.1	$—	$212.1	$(175.1)	$—	$37.0

	December 31, 2012
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$81.6	$—	$81.6	$(72.9)	$—	$8.7
Securities Lending	452.8	—	452.8	—	(452.8)	—
Total	$534.4	$—	$534.4	$(72.9)	$(452.8)	$8.7

Financial Liabilities:
Derivatives	$170.5	$—	$170.5	$(129.8)	$(1.8)	$38.9
Securities Lending	455.8	—	455.8	(452.8)	—	3.0
Total	$626.3	$—	$626.3	$(582.6)	$(1.8)	$41.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Fixed Maturity Securities	$2,371.6	$2,404.0	$2,425.2
Derivative Financial Instruments	35.2	28.9	22.9
Mortgage Loans	109.2	107.1	100.1
Policy Loans	15.7	14.8	14.1
Other Long-term Investments	18.0	15.2	13.1
Short-term Investments	2.4	4.3	2.9
Gross Investment Income	2,552.1	2,574.3	2,578.3
Less Investment Expenses	29.5	26.9	26.9
Less Investment Income on Participation Fund Account Assets	15.7	16.1	17.4
Less Amortization of Tax Credit Partnerships	14.8	16.1	14.4
Net Investment Income	$2,492.1	$2,515.2	$2,519.6

Realized Investment Gain and Loss

Realized investment gains and losses reported in our consolidated statements of income are as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$15.8	$29.3	$74.0
Gross Losses on Sales	(45.7)	(20.4)	(24.0)
Other-Than-Temporary Impairment Loss	(0.8)	—	(19.9)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	15.6	5.0	7.1
Gross Losses on Sales	—	(4.3)	(0.5)
Impairment Loss	(2.0)	(1.9)	(0.6)
Embedded Derivative in Modified Coinsurance Arrangement	30.7	51.8	(39.4)
Credit Default Swaps	(1.9)	—	—
Foreign Currency Transactions	(4.9)	(3.3)	(1.6)
Net Realized Investment Gain (Loss)	$6.8	$56.2	$(4.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and credit risk. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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

Derivatives designated as fair value hedges and used to reduce our exposure to interest rate and duration risk are as follows:

•
Interest rate swaps are used to effectively convert certain of our fixed rate securities into floating rate securities which are used to fund our floating rate long-term debt. Under these swap agreements, we receive a variable rate of interest and pay a fixed rate of interest. Additionally, we use interest rate swaps to effectively convert certain fixed rate, long-term debt into floating rate long-term debt. Under these swap agreements, we receive a fixed rate of interest and pay a variable rate of interest.

Derivatives designated as cash flow hedges and used to reduce our exposure to foreign currency risk are as follows:

•
Foreign currency interest rate swaps have historically been used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification and to hedge the currency risk associated with certain of the principal and interest payments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries . For hedges of fixed maturity securities, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For hedges of debt issued, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated principal and interest payments.

•
Foreign currency forward contracts are used to minimize foreign currency risks. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We have used these forward contracts to hedge the foreign currency risk associated with certain of the principal repayments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries and to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for diversification purposes.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $5.5 million at December 31, 2013. We held $1.1 million cash collateral from our counterparties at December 31, 2013. We held no cash collateral at December 31, 2012. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $95.6 million and $108.6 million at December 31, 2013 and 2012, respectively. We had no cash posted as collateral to our counterparties at December 31, 2013. We had $1.8 million cash posted as collateral to our counterparties at December 31, 2012. See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $135.6 million and $170.5 million at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2010	$174.0	$617.9	$890.0	$—	$—	$—	$1,681.9
Additions	—	—	—	—	46.9	—	46.9
Terminations	—	63.9	205.0	—	46.9	—	315.8
Balance at December 31, 2011	174.0	554.0	685.0	—	—	—	1,413.0
Additions	—	—	250.0	—	86.0	—	336.0
Terminations	—	45.2	185.0	—	86.0	—	316.2
Balance at December 31, 2012	174.0	508.8	750.0	—	—	—	1,432.8
Additions	—	160.0	—	97.0	24.0	10.0	291.0
Terminations	24.0	38.4	150.0	—	24.0	10.0	246.4
Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$—	$1,477.4

Cash Flow Hedges

As of December 31, 2013 and 2012, we had $630.4 million and $508.8 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities and long-term debt. During 2013, we entered into $150.0 million notional amount of receive fixed, pay fixed foreign currency swaps to hedge the currency risk on a portion of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. As of December 31, 2012, we had $150.0 million notional amount of receive fixed, pay variable forward starting interest rate swaps to hedge the anticipated purchase of fixed maturity securities. These interest rate swaps were terminated as scheduled in 2013.

For the years ended December 31, 2013, 2012, and 2011 there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2013, we expect to amortize approximately $46.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2013, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2013 and 2012, we had $150.0 million and $174.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(11.5) million, $(1.2) million and $8.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, with an offsetting gain or loss on the related interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

As of December 31, 2013 and 2012, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $21.1 million, $(6.6) million, and $(23.2) million for the years ended December 31, 2013, 2012, and 2011, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the years ended December 31, 2013, 2012, and 2011, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2013, we held $97.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. We had no open credit default swaps as of December 31, 2012.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$9.2	Other Liabilities	$35.0
Foreign Exchange Contracts	Other L-T Investments	1.6	Other Liabilities	98.7
Total		$10.8		$133.7

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.9
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	53.2
Total				$55.1

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

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(7.2)	$77.9	$50.3
Options	(0.1)	—	—
Foreign Exchange Contracts	22.6	3.5	22.4
Total	$15.3	$81.4	$72.7

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$43.1	$40.0	$34.8
Foreign Exchange Contracts	(5.9)	(5.3)	(1.1)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	1.3	4.1	3.5
Foreign Exchange Contracts	(13.8)	(17.0)	10.1
Interest and Debt Expense
Interest Rate Swaps	(1.7)	(1.7)	(1.6)
Total	$23.0	$20.1	$45.7
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(1.9)	$—	$—
Embedded Derivative in Modified Coinsurance Arrangement	30.7	51.8	(39.4)
Total	$28.8	$51.8	$(39.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(746.4)	9.7	25.5	328.6	(382.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	8.6	(15.0)	—	16.0	9.6
Net Other Comprehensive Income (Loss)	(737.8)	(5.3)	25.5	344.6	(373.0)
Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0

The net unrealized gain on securities consists of the following components:

	December 31
	2013	2012	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,054.8	$7,221.5	$(3,166.7)
Other Investments	55.5	92.8	(37.3)
Deferred Acquisition Costs	(41.6)	(67.0)	25.4
Reserves for Future Policy and Contract Benefits	(4,108.5)	(6,277.5)	2,169.0
Reinsurance Recoverable	263.8	351.5	(87.7)
Deferred Income Tax	(88.3)	(447.8)	359.5
Total	$135.7	$873.5	$(737.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

Year Ended
December 31, 2013
(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Loss on Sales of Securities and Other Invested Assets	$(12.6)
Other-Than-Temporary Impairment Loss	(0.8)
(13.4)
Income Tax Benefit	(4.8)
Total	$(8.6)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$43.1
Loss on Foreign Exchange Contracts	(5.9)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	1.3
Loss on Foreign Exchange Contracts	(13.8)
Interest and Debt Expense
Loss on Interest Rate Swaps	(1.7)
23.0
Income Tax Expense	8.0
Total	$15.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(32.9)
Amortization of Prior Service Credit	5.0
Curtailment Gain	3.0
(24.9)
Income Tax Benefit	(8.9)
Total	$(16.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2013	2012	2011
	(in millions of dollars)
Balance at January 1	$24,567.1	$24,586.5	$24,339.4
Less Reinsurance Recoverable	2,006.0	2,042.6	2,028.2
Net Balance at January 1	22,561.1	22,543.9	22,311.2

Incurred Related to
Current Year	4,751.9	4,946.2	4,684.4
Prior Years
Interest	1,230.0	1,247.6	1,262.9
All Other Incurred	(44.7)	(175.7)	209.1
Foreign Currency	41.2	101.1	(10.9)
Total Incurred	5,978.4	6,119.2	6,145.5

Paid Related to
Current Year	(1,657.3)	(1,715.4)	(1,588.6)
Prior Years	(4,419.4)	(4,386.6)	(4,324.2)
Total Paid	(6,076.7)	(6,102.0)	(5,912.8)

Net Balance at December 31	22,462.8	22,561.1	22,543.9
Plus Reinsurance Recoverable	2,072.8	2,006.0	2,042.6
Balance at December 31	$24,535.6	$24,567.1	$24,586.5

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2013, 2012, and 2011.

"Incurred Related to Prior Years - All Other Incurred" for the years shown in the preceding chart includes the reserve adjustments as discussed in the following paragraphs, which create variances year over year. Excluding those adjustments, the variability exhibited year over year is caused primarily by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates for 2013 in the Unum US group long-term disability product line were less favorable than the level of 2012, though still above the level of our long-term assumptions.

2013 Unclaimed Death Benefits Reserve Increase

Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years.
During the fourth quarter of 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established $95.5 million of additional claim reserves for payment of these benefits. Claim reserves were increased $49.1 million for Unum US group life, $26.3 million for Unum US voluntary life, and $20.1 million for Colonial Life voluntary life. The reserves established were attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

2013 Group Life Waiver of Premium Benefit Reserve Reduction

Within our Unum US segment, we offer group life insurance coverage which consists primarily of renewable term life insurance and includes a provision for waiver of premium, if disabled. The group life waiver of premium benefit (group life waiver) provides for continuation of life insurance coverage when an insured, or the employer on behalf of the insured, is no longer paying premium because the employee is not actively at work due to a disability. The group life waiver claim reserve is the present value of future anticipated death benefits reflecting the probability of death while remaining disabled. Claim reserves are calculated using assumptions based on past experience adjusted for current trends and any other factors that would modify past experience and are subject to revision as current claim experience emerges and alters our view of future expectations. The two fundamental assumptions in the development of the group life waiver reserve are mortality and recovery. Our emerging experience and that which continues to emerge within the industry indicate an increase in life expectancies, which decreases the ultimate anticipated death benefits to be paid under the group life waiver benefit. Emerging experience also reflects an improvement in claim recovery rates, which also lessens the likelihood of payment of a death benefit while the insured is disabled. During the fourth quarter of 2013, we completed a review of our assumptions and modified our mortality and claim recovery assumptions for our Unum US group life waiver reserves and, as a result, reduced claim reserves by $85.0 million. Of this amount, approximately $78.0 million was attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

2011 Long-term Care Loss Recognition

We generally perform loss recognition tests on our deferred acquisition costs and policy reserves in the fourth quarter of each year, but more frequently if appropriate, using best estimate assumptions as of the date of the test without a provision for adverse deviation. Included in our analysis for the long-term care product line during the fourth quarter of 2011 was a review of our reserve discount rate, mortality, and morbidity assumptions. Our analysis of reserve discount rate assumptions considered the significant decline in long-term interest rates which occurred late in 2011. We also considered an updated industry study for long-term care experience which was made available mid-year 2011 from the Society of Actuaries. Our analysis of this study, which was completed during the fourth quarter of 2011, showed that lower termination rates than we had previously assumed were beginning to emerge in industry and in our own company experience. Based on our analysis, as of December 31, 2011 we lowered the discount rate assumption to reflect the low interest rate environment and our expectation of future investment portfolio yield rates. We also changed our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant receives long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience. While our morbidity experience is still emerging and is not fully credible, we modified our assumptions to align more closely with the recently published industry study. Using our revised best estimate assumptions, as of December 31, 2011 we determined that deferred acquisition costs of $196.0 million were not recoverable and that our policy and claim reserves should be increased by $573.6 million to reflect our then current estimate of future benefit obligations. Of this amount, $248.1 million was related to claim reserves, and approximately $215.0 million was attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

2011 Claim Reserve Increase for Individual Disability Closed Block Business

In December 2011, we analyzed our reserve assumptions for individual disability closed block claim reserves. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and environmental changes and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business. At that time, we were able, with a higher degree of confidence, to assess our own experience for older ages in our long duration lifetime claim block as our data had become credible. There is very little industry experience for lifetime disability benefits, as our insurance companies were the primary disability companies in the insurance industry at the time lifetime disability benefits were offered. These benefits were offered during the 1980s and 1990s, recent enough such that claimants are just reaching the older ages and providing us with data to build our claim experience base. Emerging experience indicated a longer life expectancy for our older age, longer duration disabled claimants, which lengthens the time a claimant receives disability benefits. As a result of this experience, as of December 31, 2011 we adjusted our mortality assumption within our claim resolution rate assumption and, as a result, increased our claim reserves for our individual disability closed block of business by $183.5 million. Of this amount, approximately $176.0 million was attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2013	2012	2011
	(in millions of dollars)
Policy and Contract Benefits	$1,511.0	$1,484.6	$1,494.0
Reserves for Future Policy and Contract Benefits	43,099.1	44,694.4	43,051.9
Total	44,610.1	46,179.0	44,545.9
Less:
Life Reserves for Future Policy and Contract Benefits	7,740.5	7,571.1	7,454.2
Accident and Health Active Life Reserves	8,225.5	7,763.3	7,259.6
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	4,108.5	6,277.5	5,245.6
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,535.6	$24,567.1	$24,586.5

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Net Income	$347.1	$355.1	$49.1
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	(0.8)	3.5	(3.3)
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	(1,102.8)	467.7	798.3
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	743.3	(325.6)	(701.5)
Change in Net Gain on Cash Flow Hedges	(1.3)	(4.3)	25.2
Change in Unrecognized Pension and Postretirement Benefit Costs	185.2	(68.0)	(67.4)
Total	$170.7	$428.4	$100.4

A reconciliation of the income tax expense (benefit) attributable to income from operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows:

	Year Ended December 31
	2013	2012	2011
Statutory Income Tax	35.0%	35.0%	35.0%
Prior Year Taxes	(0.1)	(0.9)	(11.0)
Foreign Items	(1.9)	(2.0)	(0.3)
Tax Credits	(3.4)	(2.7)	(5.9)
Other Items, Net	(0.8)	(1.0)	(3.1)
Effective Tax	28.8%	28.4%	14.7%

Our net deferred tax liability consists of the following. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2013	2012
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$70.0	$39.3
Fixed Assets	80.3	74.1
Invested Assets	1,274.3	2,342.8
Other	54.4	63.2
Gross Deferred Tax Liability	1,479.0	2,519.4

Deferred Tax Asset
Reserves	1,180.1	1,934.2
Employee Benefits	151.2	315.2
Other	3.4	0.6
Gross Deferred Tax Asset	1,334.7	2,250.0

Total Net Deferred Tax Liability	$144.3	$269.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Income Before Tax
United States - Federal	$1,072.0	$1,128.4	$160.5
Foreign	133.2	121.1	172.8
Total	$1,205.2	$1,249.5	$333.3

Current Tax Expense
United States - Federal	$277.9	$164.4	$218.4
Foreign	18.7	42.2	12.1
Total	296.6	206.6	230.5

Deferred Tax Expense (Benefit)
United States - Federal	47.3	173.5	(203.4)
Foreign	3.2	(25.0)	22.0
Total	50.5	148.5	(181.4)

Total	$347.1	$355.1	$49.1

The U.K. government enacted income tax rate reductions during each of the years 2010 through 2013. During 2013, the rate was reduced from 23 percent to 21 percent effective April 2014, and to 20 percent effective April 2015. Although the rate reductions in each instance became or will become effective during a subsequent year, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $6.3 million for the three percent tax rate reduction enacted during 2013 and $9.3 million and $6.8 million for the two percent tax rate reductions enacted during 2012 and 2011, respectively.
We consider the unremitted earnings of our foreign operations to be permanently invested and therefore have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. affiliates. Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings. As of December 31, 2013, we have not made a provision for U.S. taxes on approximately $1 billion of the excess of the carrying amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of a deferred tax liability related to investments in these foreign subsidiaries is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2013	2012	2011
	(in millions of dollars)
Balance at Beginning of Year	$17.5	$86.9	$138.9
Tax Positions Taken During Prior Years
Additions	5.7	13.3	4.4
Subtractions	—	(0.6)	(11.8)
Settlements with Tax Authorities	(4.8)	(23.5)	(44.6)
Lapses of Statute of Limitations	—	(61.1)	—
Tax Positions Taken During Current Year	—	2.5	—
Balance at End of Year	18.4	17.5	86.9
Less Tax Attributable to Temporary Items Included Above	(10.2)	(15.0)	(86.9)
Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$8.2	$2.5	$—

Included in the balances at December 31, 2013, 2012, and 2011 are $10.2 million, $15.0 million, and $86.9 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized a reduction of interest expense associated with unrecognized tax benefits of $1.1 million, $10.4 million, and $13.1 million for 2013, 2012, and 2011, respectively.  The total amounts of accrued interest and penalties related to unrecognized tax benefits in our consolidated balance sheets as of December 31, 2013 and 2012 were $0.8 million and $1.9 million, respectively. It is reasonably possible that unrecognized tax benefits could decrease within the next 12 months by $0 to $8.0 million pending resolution of items with the Internal Revenue Service (IRS).

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the IRS with regard to our U.S. federal income tax returns. During 2013, our appeal of tax years 2005 and 2006 was effectively settled with the approval of the Congressional Joint Committee on Taxation. As a result of the settlement, we recognized in our 2013 operating results a reduction in federal income taxes of $1.4 million as well as other income of $4.0 million before tax and $2.6 million after tax. We expect to receive a cash refund of taxes and interest under this settlement of approximately $17.5 million in 2014.

During 2012, the IRS audit of our 2009 and 2010 years commenced, and we also finalized all issues with the IRS related to our 2007 and 2008 years resulting in a reduction of our federal income taxes of $11.0 million. During 2011, the IRS approved our final settlement for tax years 1996 to 2004.  The settlement resulted from our administrative appeal of audit adjustments relating primarily to insurance tax reserves and losses incurred by foreign subsidiaries.  As a result of the settlement, we recognized in our 2011 operating results a reduction in our federal income taxes of $41.3 million as well as interest income of $17.5 million before tax and $11.4 million after tax.  We received a cash refund of taxes and interest under this settlement of $60.4 million in 2012.

Tax years subsequent to 2008 remain subject to examination by tax authorities in the U.S., and tax years subsequent to 2010 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

In January 2013, the American Taxpayer Relief Act retroactively reinstated the active financing income exemption to the beginning of 2012 which affects the amount of earnings from foreign subsidiaries that is taxed annually, regardless of whether foreign earnings are repatriated. Our 2012 income tax expense reflected the taxation of all active financing income from our foreign subsidiaries as required under the law in place prior to the reinstatement. In 2013, we reversed the amounts recorded in 2012 and recorded a reduction in income tax expense of $0.9 million to reflect the reinstatement of the exemption of active financing income. The active financing income exemption expired again for tax years beginning on or after January 1, 2014, the effect of which is expected to be immaterial in 2014.

As of December 31, 2013 and 2012, we had no net operating loss carryforward for U.S. income taxes. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2013 and 2012, we had no valuation allowance. In 2011, as part of an IRS settlement, we released a $4.1 million valuation allowance related to basis differences in foreign subsidiaries and net operating loss carryforwards in foreign jurisdictions.

Total income taxes paid net of refunds during 2013, 2012, and 2011 were $398.1 million, $185.0 million, and $303.5 million, respectively.

Note 8 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2013	2012
	(in millions of dollars)
Long-term Debt
Senior Secured Notes, variable due 2037, callable at or above par	$440.0	$500.0
Senior Secured Notes, variable due 2036, callable at or above par	—	62.5
Notes @ 5.75% due 2042, callable at or above par	248.6	248.6
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.7	399.6
Notes @ 7.125% due 2016, callable at or above par	350.0	350.0
Notes @ 6.85% due 2015, callable at or above par	296.8	296.7
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Fair Value Hedges Adjustment	(5.7)	15.4
Total	2,612.0	2,755.4
Short-term Debt
Securities Lending Agreements - See Note 3	76.5	455.8
Total	$2,688.5	$3,211.2

Collateralized debt is comprised of our senior secured notes and ranks highest in priority, followed by unsecured notes, which consist of notes and medium-term notes, followed by junior subordinated debt securities. The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $296.9 million in 2015, $350.0 million in 2016, $200.0 million in 2018, and $1,772.6 million in 2020 and thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued

Senior Secured Notes

In 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior secured notes due 2037 (the Northwind notes) in a private offering. The Northwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.78%.

Northwind Holdings’ ability to meet its obligations to pay principal, interest, and other amounts due on the Northwind notes will be dependent principally on its receipt of dividends from Northwind Reinsurance Company (Northwind Re), the sole subsidiary of Northwind Holdings. Northwind Re reinsured the risks attributable to specified individual disability insurance policies issued by or reinsured by Provident Life and Accident Insurance Company, Unum Life Insurance Company of America, and The Paul Revere Life Insurance Company (collectively, the ceding insurers) pursuant to separate reinsurance agreements between Northwind Re and each of the ceding insurers. The ability of Northwind Re to pay dividends to Northwind Holdings will depend on its satisfaction of applicable regulatory requirements and the performance of the reinsured policies.

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2013, the amount in the DSCA was $7.4 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. Northwind Holdings made principal payments on the Northwind Notes of $60.0 million in both 2013 and 2012 and $74.4 million in 2011.

In 2006, Tailwind Holdings, LLC (Tailwind Holdings) a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 in a private offering. During 2012 and 2011, Tailwind Holdings made principal payments of $10.0 million each year on these notes. In January 2013, we purchased and retired the outstanding principal of $62.5 million on these notes, resulting in a before-tax gain of $4.0 million.

Unsecured Notes

In August 2012, we issued $250.0 million of unsecured senior notes in a public offering.

In 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued 6.85% senior debentures due 2015. These debentures are fully and unconditionally guaranteed by Unum Group.

Fair Value Hedges

As of December 31, 2013 and 2012, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of three-month LIBOR. See Note 4 for further information on our interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2013, 2012, and 2011 was $144.6 million, $139.6 million, and $145.4 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for interest rates based on either the prime rate or LIBOR. At December 31, 2013, no amount was outstanding on the facility.

Note 9 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were closed to new entrants on December 31, 2013, and the U.K. plan was closed to new entrants on December 31, 2002.

Amendments to U.S. Pension Plans

In 2013, we adopted plan amendments which freeze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminate all future service accruals subsequent to December 31, 2013 for active participants in these plans, we were required to remeasure the benefit obligations during 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 5.00 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets of 7.50 percent remained unchanged from December 31, 2012. The remeasurement resulted in a decrease in our net pension liability of $327.4 million at the remeasurement date, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. The decrease in the net pension liability resulted primarily from the curtailment of benefits under the plan amendments as well as the increase in the discount rate assumption used to remeasure the benefit obligations.

As a result of these plan amendments, we recognized a before-tax curtailment loss of $0.7 million in earnings during 2013, with a corresponding reduction in the prior service cost included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Amendments to U.K. Pension Plan

In 2013, we adopted amendments to our U.K. pension plan which freeze participation in our plan and which reduce the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997. The amendment to reduce the maximum rate of inflation indexation was effective September 12, 2013, and the amendment to freeze participation will become effective June 30, 2014. Although all future service accruals will be eliminated for active participants, pension payments to participants currently employed will be based on the higher of (i) pensionable earnings at a participant's retirement age or the date a participant's employment ceases, subject to the inflation indexation provisions in the plan, or (ii) pensionable earnings as of June 30, 2014, also subject to the inflation indexation provisions. Because the amendments eliminate all future service accruals subsequent to June 30, 2014 for active participants in the plan, we were required to remeasure the benefit obligation of the plan during 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 4.60 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets changed from 6.20 percent at December 31, 2012 to 6.35 percent at the remeasurement date. The remeasurement resulted in a $2.3 million, or £1.5 million, increase in our net pension asset at the remeasurement date.

As a result of these plan amendments, we recognized a before-tax curtailment gain of $3.7 million, or £2.3 million, in earnings during 2013, with a corresponding decrease in the prior service credit included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered. The majority of the prior service credit was related to the amendment to reduce the rate of inflation indexation.

Amendments to OPEB Plan

We discontinued offering retiree life insurance to future retirees effective December 31, 2012 but continue to provide this benefit to employees who retired prior to that date. As a result of this plan amendment, we recognized a curtailment gain of $4.2 million and a prior service credit of $5.0 million in accumulated other comprehensive income during 2012.

Amortization Period of Actuarial Gain or Loss

Because all participants in the U.S. and U.K. pension plans are considered inactive as a result of these amendments, we are required to amortize the net actuarial loss for these plans over the average remaining life expectancy of the plan participants. The net actuarial loss was previously amortized over the average future working life of pension plan participants, or approximately 11 years, for both U.S. and U.K. participants up to the dates of remeasurement. As of December 31, 2013, the estimate of the average remaining life expectancy of plan participants is approximately 33 years for U.S. participants and 34 years for U.K. participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,967.9	$1,579.8	$197.4	$170.4	$198.8	$190.9
Service Cost	59.4	48.8	4.3	4.2	0.7	1.6
Interest Cost	86.3	84.4	8.6	8.5	8.0	9.6
Plan Participant Contributions	—	—	—	—	3.9	3.5
Actuarial (Gain) Loss	(225.9)	291.4	2.6	9.4	(30.2)	19.1
Benefits and Expenses Paid	(42.2)	(36.5)	(4.1)	(3.9)	(15.9)	(16.7)
Plan Amendment	—	—	—	—	—	(5.0)
Curtailment	(126.8)	—	(3.7)	—	—	(4.2)
Change in Foreign Exchange Rates	—	—	3.6	8.8	—	—
Benefit Obligation at End of Year	$1,718.7	$1,967.9	$208.7	$197.4	$165.3	$198.8

Accumulated Benefit Obligation at December 31	$1,718.7	$1,822.3	$197.7	$187.3	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,353.6	$1,170.8	$205.6	$188.0	$11.5	$11.7
Actual Return on Plan Assets	224.6	161.8	15.6	8.6	0.2	0.3
Employer Contributions	54.7	57.5	4.0	4.1	11.7	12.7
Plan Participant Contributions	—	—	—	—	3.9	3.5
Benefits and Expenses Paid	(42.2)	(36.5)	(4.1)	(3.9)	(15.9)	(16.7)
Change in Foreign Exchange Rates	—	—	4.6	8.8	—	—
Fair Value of Plan Assets at End of Year	$1,590.7	$1,353.6	$225.7	$205.6	$11.4	$11.5

Underfunded (Overfunded) Status	$128.0	$614.3	$(17.0)	$(8.2)	$153.9	$187.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2013 and 2012 are as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Current Liability	$5.2	$4.6	$—	$—	$14.6	$15.6
Noncurrent Liability	136.2	609.7	—	—	139.3	171.7
Noncurrent Asset	(13.4)	—	(17.0)	(8.2)	—	—
Underfunded (Overfunded) Status	$128.0	$614.3	$(17.0)	$(8.2)	$153.9	$187.3

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(342.1)	$(845.4)	$(36.9)	$(37.9)	$10.3	$(19.3)
Prior Service Credit (Cost)	—	(0.6)	—	(0.2)	2.4	7.3
	(342.1)	(846.0)	(36.9)	(38.1)	12.7	(12.0)
Deferred Income Tax Asset	119.7	296.1	10.9	11.1	5.8	14.4
Total Included in Accumulated Other Comprehensive Income (Loss)	$(222.4)	$(549.9)	$(26.0)	$(27.0)	$18.5	$2.4

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2013 and 2012.

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(549.9)	$(437.6)	$(27.0)	$(17.2)	$2.4	$10.7
Net Actuarial Gain (Loss)
Amortization	31.7	45.9	1.2	0.5	—	—
Curtailment	126.8	—	—	—	—	4.2
All Other Changes	344.8	(218.2)	(0.2)	(13.4)	29.6	(19.4)
Prior Service Credit (Cost)
Amortization	(0.1)	(0.4)	—	—	(4.9)	(2.6)
Curtailment	0.7	—	(3.7)	—	—	—
Plan Amendment	—	—	3.9	—	—	5.0
Change in Deferred Income Tax Asset	(176.4)	60.4	(0.2)	3.1	(8.6)	4.5
Accumulated Other Comprehensive Income (Loss) at End of Year	$(222.4)	$(549.9)	$(26.0)	$(27.0)	$18.5	$2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Assets for our U.S. pension plans include a diversified blend of domestic and international large cap, mid cap, and small cap equity securities, U.S. government and agency fixed income securities, corporate fixed income securities, private equity direct investments, private equity funds of funds, hedge funds of funds, and cash equivalents. The large cap and mid cap equity securities are comprised of equity index funds that are designed to track the Standard & Poor's (S&P) 500 and S&P 400 Mid Cap indices, respectively. Small cap equity securities consist of individual equity securities that track the Russell 2000 index. International equity investments consist of equity funds that are benchmarked against either the Morgan Stanley Capital International (MSCI) Europe Australasia Far East Index or the MSCI All Country World Index Excluding U.S. These international funds may allocate a certain percentage of their assets to forward currency contracts. Emerging market equity investments consist of funds that are benchmarked against the MSCI Emerging Markets Index. U.S. government and agency fixed income securities are comprised of treasury bonds and U.S. agency asset-backed securities. Corporate fixed income securities consist of investment-grade and below-investment-grade corporate bonds as well as certain asset-backed securities. Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. The target allocations for invested assets are 60 percent equity securities, 30 percent fixed income securities, and 10 percent alternative investments. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by the Company or its affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$343.9	$—	$343.9
U.S. Mid Cap	—	139.6	—	139.6
U.S. Small Cap	231.9	—	—	231.9
International	134.5	131.7	—	266.2
Emerging Markets	—	76.3	—	76.3
Fixed Income Securities:
U.S. Government and Agencies	105.7	7.4	—	113.1
Corporate	97.8	172.6	—	270.4
State and Municipal Securities	—	12.9	—	12.9
Alternative Investments:
Private Equity Direct Investments	—	—	7.2	7.2
Private Equity Funds of Funds	—	—	29.6	29.6
Hedge Funds of Funds	—	—	66.9	66.9
Cash Equivalents	28.4	—	—	28.4
Total	$598.3	$884.4	$103.7	$1,586.4

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$269.2	$—	$269.2
U.S. Mid Cap	—	111.6	—	111.6
U.S. Small Cap	83.9	120.1	—	204.0
International	106.4	102.9	—	209.3
Emerging Markets	—	73.9	—	73.9
Fixed Income Securities:
U.S. Government and Agencies	138.0	8.6	—	146.6
Corporate	84.1	141.7	—	225.8
State and Municipal Securities	—	12.7	—	12.7
Alternative Investments:
Private Equity Funds of Funds	—	—	28.7	28.7
Hedge Funds of Funds	—	—	56.1	56.1
Cash Equivalents	13.1	—	—	13.1
Total	$425.5	$840.7	$84.8	$1,351.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

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

Alternative investments, which include private equity direct investments, hedge funds of funds, and private equity funds of funds, are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2013 or 2012. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days. Because of these redemption restrictions, we have classified the hedge funds of funds as Level 3 because we do not have the unrestricted ability to redeem our investment at NAV at any given time. The private equity funds of funds cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment. Accordingly, we have assigned a Level 3 classification to the private equity funds of funds due to the redemption restrictions.

Changes in our U.S. pension plans' assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Direct Investments	$—	$0.3	$—	$8.4	$(1.5)	$—	$—	$7.2
Private Equity Funds of Funds	28.7	0.9	1.1	2.1	(3.2)	—	—	29.6
Hedge Funds of Funds	56.1	6.3	—	4.9	(0.4)	—	—	66.9
Total	$84.8	$7.5	$1.1	$15.4	$(5.1)	$—	$—	$103.7

	Year Ended December 31, 2012
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Funds of Funds	$23.7	$0.5	$1.0	$6.0	$(2.5)	$—	$—	$28.7
Hedge Funds of Funds	44.3	3.8	—	11.8	(3.8)	—	—	56.1
Total	$68.0	$4.3	$1.0	$17.8	$(6.3)	$—	$—	$84.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$172.0	$—	$172.0
Fixed Interest and Index-linked Securities	52.6	0.4	—	53.0
Cash Equivalents	0.7	—	—	0.7
Total Plan Assets	$53.3	$172.4	$—	$225.7

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$154.7	$—	$154.7
Fixed Interest and Index-linked Securities	42.6	0.9	—	43.5
Cash Equivalents	7.4	—	—	7.4
Total Plan Assets	$50.0	$155.6	$—	$205.6

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.4	$11.4

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.5	$11.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.5	$0.2	$15.6	$(15.9)	$11.4

	Year Ended December 31, 2012
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.7	$0.3	$16.2	$(16.7)	$11.5

For the years end December 31, 2013 and 2012, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2013 or 2012.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2013	2012	2013	2012	2013	2012
Benefit Obligations
Discount Rate	5.30%	4.50%	4.40%	4.50%	5.00%	4.20%
Rate of Compensation Increase	4.00%	4.00%	3.90%	3.75%	—%	—%

Net Periodic Benefit Cost
Discount Rate	4.50% / 5.00%*	5.40%	4.50% / 4.60%**	4.90%	4.20%	5.20%
Expected Return on Plan Assets	7.50%	7.50%	6.20% / 6.35%**	5.80%	5.75%	5.75%
Rate of Compensation Increase	4.00%	4.00%	3.75%	3.85%	—%	—%

*In conjunction with the remeasurement due to the amendment of the plans, a discount rate of 4.50% was used for the period January 1, 2013 through the date of remeasurement, and a discount rate of 5.00% was used for the period subsequent to the date of remeasurement through December 31, 2013.

**In conjunction with the remeasurement due to the amendment of the plan, a discount rate of 4.50% and expected return on plan assets of 6.20% were used for the period January 1, 2013 through the date of remeasurement, and a discount rate of 4.60% and expected return on plan assets of 6.35% were used for the period subsequent to the date of remeasurement through December 31, 2013.

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield on a portfolio of high quality fixed income corporate debt instruments matched against the projected cash flows for future benefits.

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
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

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

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2013 and 2012 was 5.75 percent, which was based on full investment in fixed income securities with an average book yield of 5.58 percent and 5.77 percent in 2013 and 2012, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

For measurement purposes at December 31, 2013 and 2012, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year was 7.50 percent and 8.00 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate was assumed to change gradually to 5.00 percent by 2019 and remain at that level thereafter.

The medical and dental premium used to determine the per retiree employer subsidy are capped. If the cap is not reached by the year 2015, the caps are then set equal to the year 2015 premium. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			Non U.S. Plans			OPEB
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions of dollars)
Service Cost	$59.4	$48.8	$42.7	$4.3	$4.2	$4.8	$0.7	$1.6	$1.9
Interest Cost	86.3	84.4	77.6	8.6	8.5	8.8	8.0	9.6	10.0
Expected Return on Plan Assets	(105.5)	(88.8)	(87.6)	(12.5)	(11.1)	(12.2)	(0.6)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	31.7	45.9	31.9	1.2	0.5	—	—	—	—
Prior Service Credit	(0.1)	(0.4)	(0.5)	—	—	—	(4.9)	(2.6)	(2.6)
Curtailment	0.7	—	—	(3.7)	—	—	—	—	—
Total	$72.5	$89.9	$64.1	$(2.1)	$2.1	$1.4	$3.2	$7.9	$8.6

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2013 would have increased (decreased) the service cost and interest cost by $0.2 million and $(0.1) million, respectively, and the postretirement benefit obligation by $2.4 million and $(1.7) million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Our OPEB plan currently receives a subsidy from the federal government under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). This act allows an employer to choose whether to coordinate prescription drug benefits under a retiree medical plan with the Medicare prescription drug benefit or to keep the company plan design as it is and receive a subsidy from the federal government. When the Medicare Act became effective in 2006, we initially elected to receive the subsidy from the federal government with plans to defer our coordination with the new prescription drug benefit until a later date. This anticipated change was reflected in the net periodic benefit cost. In 2009, we amended the plan design to stop the deferral of coordination of benefits and elected to continue receiving the existing subsidy from the federal government. This election resulted in a $4.4 million prior service credit that began amortization in 2010. We received subsidy payments of $1.2 million, $1.3 million, and $1.3 million in 2013, 2012, and 2011, respectively. Our expected benefit payments in future years have been reduced by the amount of subsidy payments we expect to receive.

The unrecognized net actuarial loss and prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost for our pension plans during 2014 is $5.6 million before tax and $3.7 million after tax. The prior service credit expected to be amortized and included as a reduction to net periodic cost for our OPEB plan during 2014 is $1.7 million before tax and $1.1 million after tax.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	Non U.S. Plans	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2014	$45.1	$5.4	$16.4	$1.8	$14.6
2015	49.3	5.8	16.4	1.9	14.5
2016	54.6	6.1	16.2	2.1	14.1
2017	59.4	6.4	15.9	2.2	13.7
2018	64.7	6.7	15.6	2.4	13.2
2019-2023	421.9	38.9	70.3	14.2	56.1

Pension Plans' Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2013. We elected to make a voluntary contribution of $50.0 million to this plan during 2013 but do not expect to make any contributions during 2014. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements required under ERISA.

We made required contributions to our U.K. plan of $4.0 million, or approximately £2.5 million, during December 31, 2013. Effective October 1, 2013, we increased contributions to the U.K. plan from 24.8 percent to 30.0 percent of pensionable earnings for plan participants. We expect to make contributions of approximately $2.3 million, or £1.4 million, during 2014. Subsequent to June 30, 2014, we may make voluntary contributions in the future as is deemed necessary. We contribute to our U.K. pension plan sufficient to meet the minimum funding requirements under U.K. legislation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. Concurrent with the adoption of our U.S. pension plan amendments, we adopted an amendment to increase the benefits under our 401(k) plan, effective January 1, 2014, to match dollar-for dollar up to 5.0 percent of base salary. We previously matched dollar-for-dollar up to 3.0 percent of base salary and $0.50 on the dollar for each of the next 2.0 percent of base salary for employee contributions into the 401(k) plan. Also effective January 1, 2014, we will include any performance-based incentive compensation as part of the definition of earnings for purposes of contributions. We will also establish a new component of the 401(k) plan wherein we will make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees, and a separate transition contribution will be made for eligible employees who meet certain age and years of service criteria. These changes are in compliance with ERISA guidelines, and the 401(k) plan will continue to qualify for a “safe harbor” from annual discrimination testing.

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. Concurrent with the adoption of our U.K. pension plan amendments, we adopted an amendment to increase the benefits under our U.K. defined contribution plan. Effective July 1, 2014, we will increase benefits under the defined contribution plan wherein we will match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and will match additional employee contributions pound-for-pound up to 5.0 percent of base salary. We previously matched pound-for-pound up to 5.0 percent of base salary for employee contributions into the defined contribution plan and made an additional non-elective contribution of 5.0 percent of base salary. Also effective July 1, 2014, we will increase the non-elective contribution to 6.0 percent of base salary for all eligible employees, and a separate transition contribution will be made for all eligible employees through March 31, 2016.

During the years ended December 31, 2013, 2012, and 2011, we contributed $18.8 million, $18.9 million, and $18.8 million, respectively, to our U.S. defined contribution plan, and $2.9 million, $2.9 million, and $2.6 million, or £1.9 million, £1.8 million, and £1.6 million, respectively, to our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars, except share data)
Numerator
Net Income	$858.1	$894.4	$284.2

Denominator (000s)
Weighted Average Common Shares - Basic	264,725.8	281,355.9	302,399.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,223.4	400.9	1,171.2
Weighted Average Common Shares - Assuming Dilution	265,949.2	281,756.8	303,571.0

Net Income Per Common Share
Basic	$3.24	$3.18	$0.94
Assuming Dilution	$3.23	$3.17	$0.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $19.38 to $32.35, and the nonvested performance share units have a grant price of $23.97. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because their impact would be antidilutive, based on then current market prices, approximated 0.1 million, 2.5 million, and 2.1 million shares of common stock for the years ended December 31, 2013, 2012, and 2011, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	December 2013	July 2012	February 2011	May 2010
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$1,000.0	$500.0
Remaining Repurchase Amount at Year End 2013	$730.0	$—	$—	$—

The December 2013 share repurchase program has an expiration date of June 12, 2015.

Common stock repurchases were classified as follows in our consolidated statements of stockholders' equity:

	Year Ended December 31
	2013		2012		2011
	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
Treasury Stock	11.2	$318.6	23.6	$500.6	17.7	$419.9
Retirement of Common Shares	—	—	—	—	7.7	200.0
Total	11.2	$318.6	23.6	$500.6	25.4	$619.9

The cost in the preceding chart includes commissions of $0.2 million, $0.6 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In February 2011, we repurchased 7.1 million shares, at a cost of $200.0 million, using an accelerated repurchase agreement with a financial counterparty. As part of this transaction, we simultaneously entered into a forward contract indexed to the price of Unum Group common stock, which subjected the transaction to a future price adjustment. Under the terms of the repurchase agreement, we were to receive, or be required to pay, a price adjustment based on the volume weighted average price of Unum Group common stock during the term of the agreement, less a discount. Any price adjustment payable to us was to be settled in shares of Unum Group common stock. Any price adjustment we would have been required to pay would have been settled in either cash or common stock at our option. The final price adjustment settlement occurred in March 2011, resulting in the delivery to us of 0.6 million additional shares. We retired 7.7 million shares during 2011. All other repurchased shares have been classified as treasury stock.

Preferred Stock

Unum Group has 25,000,000 shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2012 (the 2012 Plan), up to 20 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and vest after three years.  At December 31, 2013, approximately 18.31 million shares were available for future grants under the 2012 Plan.

Under the stock incentive plan of 2007 (the 2007 Plan), which was terminated in May 2012 for purposes of any further grants, up to 35 million shares of common stock were available for awards to our employees, officers, consultants, and directors. Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 2.7 shares. Awards granted before the termination of the 2007 Plan remain outstanding in accordance with the plan's terms. Stock options generally have a term of eight years after the date of grant and vest after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

Performance Share Units (PSUs)

In February 2013, we issued approximately 0.1 million PSUs with a grant date fair value of $25.26, all of which were outstanding and nonvested at December 31, 2013. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a particular peer group during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs. The weighted average grant date fair value per share for PSU grants and dividends during 2013 was $25.26.

At December 31, 2013, we had approximately $2.1 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 2.0 years. The expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance, including modification for relative total shareholder return, may result in 0 to 180 percent of the PSUs ultimately being earned. Compensation expense recognized for the PSUs is adjusted quarterly based on actual performance measure results.

We estimated the fair value on the date of initial grant for the PSUs using the Monte-Carlo simulation model. The following assumptions were used to value the grant:

•	Expected volatility of 35 percent, based on our historical daily stock prices and those for components of our peer group.

•	Expected life of 3.0 years, which equals the performance period.

•	Expected dividend yield of 2.17 percent, assuming continuous reinvestment of the dividends, based on the plan's provisions.

•	Risk free interest rate of 0.38 percent, based on the yield of U.S. Treasury bonds at the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2012	1,403	$23.57
Granted	731	24.68
Vested	(790)	23.12
Forfeited	(22)	24.22
Outstanding at December 31, 2013	1,322	24.35

During 2013, 2012, and 2011, we issued RSUs with a weighted average grant date fair value per share of $24.68, $22.96, and $26.13, respectively.  RSUs vest over a one- to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting upon retirement is recognized over the implicit service period.

The total fair value of shares vested during 2013, 2012, and 2011 was $18.3 million, $19.5 million, and $19.2 million, respectively. At December 31, 2013, we had $10.6 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.8 years.

Cash-Settled Awards

Activity for cash-settled awards classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2012	207	$23.72
Granted	60	24.22
Vested	(102)	23.29
Outstanding at December 31, 2013	165	24.09

Cash-settled awards vest over a one- to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on cash-settled awards are accrued in the form of additional units.  Compensation cost for cash-settled awards subject to accelerated vesting upon retirement is recognized over the implicit service period.
The amount payable per unit awarded is equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measure the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period are recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period are recognized as compensation cost during the period in which the changes occur.

The weighted average grant date fair value per unit for cash-settled awards granted during 2013, 2012, and 2011 was $24.22, $23.23, and $26.22, respectively.  The total fair value of cash-settled awards vested during 2013, 2012, and 2011 was $2.4 million, $1.5 million, and $0.7 million, respectively, and the total fair value of cash-settled awards paid during 2013, 2012, and 2011 was $2.5 million, $1.5 million, and $0.9 million, respectively. There is no unrecognized compensation cost related to the cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2012	1,691	$20.98
Granted	103	24.25
Exercised	(399)	21.15
Outstanding at December 31, 2013	1,395	21.17	4.2	$19.4

Exercisable at December 31, 2013	1,041	$20.15	3.5	$15.5

All outstanding stock options at December 31, 2013 are expected to vest. Stock options vest over a one- to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting upon retirement is recognized over the implicit service period.

The total intrinsic value of options exercised during 2013, 2012, and 2011 was $4.4 million, $0.6 million, and $3.9 million, respectively. The total fair value of options that vested during 2013, 2012, and 2011 was $2.4 million, $2.3 million, and $2.7 million, respectively. At December 31, 2013, we had $0.6 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.7 years.

The weighted average grant date fair value of options granted during 2013, 2012, and 2011 was $9.77, $9.78, and $11.73, respectively. We estimated the fair value on the date of grant using the Black-Scholes valuation model. The following assumptions were used to value the 2013, 2012, and 2011 grants:

•	Expected volatility of 52 percent, 52 percent, and 53 percent, respectively, based on our historical daily stock prices.

•	Expected life of 6.0 years, 6.0 years, and 5.5 years, respectively, based on historical average years to exercise.

•	Expected dividend yield of 2.14 percent, 1.80 percent, and 1.41 percent, respectively, based on the dividend rate at the date of grant.

•	Risk free interest rate of 1.12 percent, 1.13 percent, and 2.37 percent, respectively, based on the yield of U.S. Treasury bonds at the date of grant.

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Performance Share Units	$1.1	$—	$—
Restricted Stock Units and Cash-Settled Awards	21.0	20.9	19.6
Stock Options	1.0	2.7	2.7
Other	0.5	0.6	1.2
Total Compensation Expense, Before Income Tax	$23.6	$24.2	$23.5

Total Compensation Expense, Net of Income Tax	$15.6	$15.6	$15.3

Cash received under all share-based payment arrangements for the years ended December 31, 2013, 2012, and 2011 was $11.4 million, $4.9 million, and $14.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance

Our reinsurance recoverable at December 31, 2013 relates to 86 companies. Thirteen major companies account for approximately 91 percent of our reinsurance recoverable at December 31, 2013, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately eight percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Direct Premium Income	$7,777.3	$7,736.0	$7,521.5
Reinsurance Assumed	203.2	210.9	216.6
Reinsurance Ceded	(355.8)	(230.8)	(223.9)
Net Premium Income	$7,624.7	$7,716.1	$7,514.2

Ceded Benefits and Change in Reserves for Future Benefits	$728.7	$591.7	$609.2

We entered into reinsurance agreements, effective January 1, 2013, whereby the agreements provide 50 percent coverage up to £0.5 million per covered life and 100 percent coverage, per covered life, above that amount for the existing in-force block of Unum UK group life business as well as new policies issued during the term of the agreements.

We entered into a reinsurance agreement effective April 1, 2013 to cede the inforce policies on a small block of individual disability business in our Unum US segment.

Note 13 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segment.

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

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business, which include individual disability and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products and marketed to employees at the workplace through an independent contractor agency sales force and brokers.

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. The individual disability line of business in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering group long-term care in 2012 and individual long-term care in 2009. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

We measure and analyze our segment performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses, non-operating retirement-related gains or losses, and certain other items as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income taxes is as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Operating Revenue	$10,347.0	$10,459.2	$10,282.9
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)
Total Revenue	$10,353.8	$10,515.4	$10,278.0

Operating Income	$1,241.8	$1,239.7	$1,323.2
Net Realized Investment Gain (Loss)	6.8	56.2	(4.9)
Non-operating Retirement-related Loss	(32.9)	(46.4)	(31.9)
Unclaimed Death Benefits Reserve Increase for Unum US	(75.4)	—	—
Unclaimed Death Benefits Reserve Increase for Colonial Life	(20.1)	—	—
Group Life Waiver of Premium Benefit Reserve Reduction for Unum US	85.0	—	—
Deferred Acquisition Costs Impairment and Reserve Charges for Long-term Care Closed Block	—	—	(769.6)
Reserve Charge for Individual Disability Closed Block	—	—	(183.5)
Income Before Income Tax	$1,205.2	$1,249.5	$333.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,553.9	$1,578.8	1,580.2
Group Short-term Disability	519.6	476.7	455.2
Group Life and Accidental Death & Dismemberment
Group Life	1,213.9	1,182.1	1,106.7
Accidental Death & Dismemberment	121.6	115.3	109.2
Supplemental and Voluntary
Individual Disability - Recently Issued	465.3	477.6	464.7
Voluntary Benefits	642.8	626.0	580.0
	4,517.1	4,456.5	4,296.0
Unum UK
Group Long-term Disability	389.9	409.7	419.6
Group Life	106.4	221.3	203.6
Supplemental	60.3	63.6	64.4
	556.6	694.6	687.6
Colonial Life
Accident, Sickness, and Disability	738.7	724.5	695.3
Life	221.1	209.7	190.7
Cancer and Critical Illness	272.4	260.3	249.3
	1,232.2	1,194.5	1,135.3
Closed Block
Individual Disability	687.5	736.4	787.0
Long-term Care	630.6	631.9	608.1
All Other	0.7	2.2	0.2
	1,318.8	1,370.5	1,395.3
Total	$7,624.7	$7,716.1	$7,514.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2013

Premium Income	$4,517.1	$556.6	$1,232.2	$1,318.8	$—	$7,624.7
Net Investment Income	929.6	148.5	145.4	1,272.3	(3.7)	2,492.1
Other Income	128.3	0.1	0.2	93.9	7.7	230.2
Operating Revenue	$5,575.0	$705.2	$1,377.8	$2,685.0	$4.0	$10,347.0

Operating Income (Loss)	$859.0	$132.0	$284.9	$109.4	$(143.5)	$1,241.8
Interest and Debt Expense	$0.1	$—	$—	$8.4	$140.9	$149.4
Depreciation and Amortization	$292.5	$22.5	$188.7	$5.2	$0.9	$509.8

Year Ended December 31, 2012

Premium Income	$4,456.5	$694.6	$1,194.5	$1,370.5	$—	$7,716.1
Net Investment Income	952.3	170.8	138.6	1,230.5	23.0	2,515.2
Other Income	124.6	0.1	0.3	100.1	2.8	227.9
Operating Revenue	$5,533.4	$865.5	$1,333.4	$2,701.1	$25.8	$10,459.2

Operating Income (Loss)	$847.1	$131.3	$274.3	$95.5	$(108.5)	$1,239.7
Interest and Debt Expense	$1.1	$—	$—	$10.4	$133.9	$145.4
Depreciation and Amortization	$255.6	$27.2	$181.0	$3.9	$0.8	$468.5

Year Ended December 31, 2011

Premium Income	$4,296.0	$687.6	$1,135.3	$1,395.3	$—	$7,514.2
Net Investment Income	951.4	189.9	132.4	1,189.7	56.2	2,519.6
Other Income	121.6	0.3	0.5	106.1	20.6	249.1
Operating Revenue	$5,369.0	$877.8	$1,268.2	$2,691.1	$76.8	$10,282.9

Operating Income (Loss)	$816.9	$190.7	$270.1	$123.9	$(78.4)	$1,323.2
Interest and Debt Expense	$1.0	$—	$—	$10.5	$131.8	$143.3
Depreciation and Amortization	$245.9	$26.8	$164.6	$16.9	$0.8	$455.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

			Colonial	Closed
	Unum US	Unum UK	Life	Block	Total
	(in millions of dollars)
Year Ended December 31, 2013
Beginning of Year	$1,024.3	$38.8	$692.4	$—	$1,755.5
Capitalized	252.0	9.8	205.0	—	466.8
Amortization	(230.0)	(14.7)	(174.2)	—	(418.9)
Adjustment Related to Unrealized Investment Gains/Losses	5.2	—	20.2	—	25.4
Foreign Currency	—	0.4	—	—	0.4
End of Year	$1,051.5	$34.3	$743.4	$—	$1,829.2

Year Ended December 31, 2012
Beginning of Year	$971.8	$40.9	$664.4	$—	$1,677.1
Capitalized	249.2	11.8	206.3	—	467.3
Amortization	(196.5)	(15.7)	(166.5)	—	(378.7)
Adjustment Related to Unrealized Investment Gains/Losses	(0.2)	—	(11.8)	—	(12.0)
Foreign Currency	—	1.8	—	—	1.8
End of Year	$1,024.3	$38.8	$692.4	$—	$1,755.5

Year Ended December 31, 2011
Beginning of Year	$943.7	$41.0	$628.0	$203.4	$1,816.1
Capitalized	220.3	15.4	203.1	3.7	442.5
Amortization	(188.1)	(15.3)	(151.2)	(11.1)	(365.7)
Impairment of Long-term Care Deferred Acquisition Costs	—	—	—	(196.0)	(196.0)
Adjustment Related to Unrealized Investment Gains/Losses	(4.1)	—	(15.5)	—	(19.6)
Foreign Currency	—	(0.2)	—	—	(0.2)
End of Year	$971.8	$40.9	$664.4	$—	$1,677.1

Assets by segment are as follows:

	December 31
	2013	2012
	(in millions of dollars)
Unum US	$18,384.3	$19,391.2
Unum UK	3,654.1	3,975.8
Colonial Life	3,482.9	3,434.9
Closed Block	31,564.2	33,069.2
Corporate	2,318.1	2,365.0
Total	$59,403.6	$62,236.1

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2013 and 2012, goodwill was $200.9 million and $201.7 million, respectively, with $189.0 million attributable to Unum US and the remainder attributable to Unum UK.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2013, the aggregate net minimum lease payments were $213.9 million payable as follows: $40.7 million in 2014, $27.9 million in 2015, $22.4 million in 2016, $17.7 million in 2017, $16.6 million in 2018, and $88.6 million thereafter. Rental expense for the years ended December 31, 2013, 2012, and 2011 was $44.1 million, $41.6 million, and $36.1 million, respectively.

At December 31, 2013, we had unfunded commitments of $158.4 million for certain of our private equity partnerships, $58.0 million for certain private placement fixed maturity securities, and $83.9 million for certain mortgage loans.  The commitments are not legally binding at December 31, 2013 and may or may not be funded during the term of the investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters
In September 2008, we received service of a complaint, in an adversary proceeding in connection with the bankruptcy case In re Quebecor World (USA) Inc., et al. entitled Official Committee of Unsecured Creditors of Quebecor World (USA) Inc., et al., v. American United Life Insurance Company, et al., filed in the United States Bankruptcy Court for the Southern District of New York.  The complaint alleges that we received preference payments relating to notes held by certain of our insurance subsidiaries and seeks to avoid and recover such payments plus interest and cost of the action.  In July 2011, the Bankruptcy Court ruled in our favor, granting a summary judgment motion to dismiss the case against us and the other defendants. This decision was affirmed by the United States District Court for the Southern District of New York in September 2012 and upheld by the United States Court of Appeals for the Second Circuit in June 2013. In October 2013, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court. On February 24, 2014, the Supreme Court denied the plaintiff’s petition.
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of the ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts. A bench trial was held on the issue of damages in June and July of 2013. In September 2013, the District Court awarded damages based on a benchmark it created by averaging the interest rates paid on money market mutual funds and money market checking accounts. Based on these averages, the District Court found that for certain periods of the class we should have paid additional interest and awarded damages of $12.1 million and prejudgment interest of $1.3 million. Subsequent to this judgment, in September 2013 we filed an appeal to the First Circuit Court of Appeals, and plaintiffs filed a cross appeal. Based on contrary law that has developed recently in similar cases, we believe that we have strong legal arguments to raise on appeal. We have not accrued a loss for the judgment because we have determined that we do not have a probable loss under the applicable accounting standard relating to the accrual of loss contingencies. We cannot predict the timing of a decision or assure the ultimate outcome of our appeal.
Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During the fourth quarter of 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves of $95.5 million for payment of these benefits. Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We are cooperating fully with this examination, as well as with a Delaware Market Conduct examination and a Voluntary Disclosure Agreement process with the state of Minnesota. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established. See Note 6 for further information concerning the reserve for unclaimed death benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints.
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

Note 15 - Statutory Financial Information

Statutory Net Income, Capital and Surplus, and Dividends

Statutory net income for U.S. insurance companies is reported in conformity with statutory accounting principles prescribed by the National Association of Insurance Commissioners (NAIC) and adopted by applicable domiciliary state laws. The commissioners of the states of domicile have the right to permit other specific practices that may deviate from prescribed practices. Our traditional U.S. life insurance subsidiaries have no prescribed or permitted statutory accounting practices that differ materially from statutory accounting principles prescribed by the NAIC.

Certain of our traditional U.S. life insurance subsidiaries cede blocks of business to Northwind Re, Tailwind Re, and UnumProvident International Ltd. (UPIL), all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our life insurance subsidiaries. The captive reinsurers are all domiciled in the United States as of December 31, 2013. Our captive reinsurers have no material state prescribed accounting practices, except for UPIL. During 2013, we re-domesticated UPIL, which was previously domiciled in Bermuda, to the state of Vermont. Vermont reporting requirements for pure captive insurance companies follow GAAP, unless the commissioner permits the use of some other basis of accounting. UPIL has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for UPIL of approximately $176 million as of December 31, 2013.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below. Results for 2012 and prior include those for UPIL as filed with insurance regulators in Bermuda.

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)
Combined Net Income
Traditional U.S. Life Insurance Subsidiaries	$584.5	$624.5	$642.9
Captive Reinsurers	$13.3	$40.8	$64.6

Combined Net Gain from Operations
Traditional U.S. Life Insurance Subsidiaries	$617.5	$649.8	$664.0
Captive Reinsurers	$13.6	$37.4	$55.4

	December 31
	2013	2012
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,450.5	$3,426.5
Captive Reinsurers	$1,679.4	$1,765.3

As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the statutory net income and statutory capital and surplus of our United Kingdom insurance subsidiary, Unum Limited, was £94.6 million and £438.1 million, respectively.

Restrictions under applicable state insurance laws limit the amount of dividends that can be paid to a parent company from its insurance subsidiaries in any 12-month period without prior approval by regulatory authorities. For life insurance companies domiciled in the U.S., that limitation generally equals, depending on the state of domicile, either ten percent of an insurer's statutory surplus with respect to policyholders as of the preceding year end or the statutory net gain from operations, excluding realized investment gains and losses, of the preceding year. The payment of dividends to a parent company from a life insurance subsidiary is generally further limited to the amount of unassigned funds.

Based on the restrictions under current law, $591.0 million is available, without prior approval by regulatory authorities, during 2014 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £187.8 million is available for the payment of dividends from Unum Limited during 2014, subject to regulatory approval.

Deposits

At December 31, 2013 and 2012, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $280.5 million and $277.5 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	2013
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,890.7	$1,897.3	$1,905.8	$1,930.9
Net Investment Income	629.4	615.5	626.1	621.1
Net Realized Investment Gain (Loss)	9.3	(26.1)	13.3	10.3
Total Revenue	2,586.2	2,540.9	2,601.9	2,624.8
Income Before Income Tax	305.8	284.1	311.5	303.8
Net Income	221.2	205.7	218.6	212.6
Net Income Per Common Share
Basic	0.85	0.78	0.82	0.79
Assuming Dilution	0.84	0.78	0.82	0.79

	2012
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,937.2	$1,929.4	$1,927.6	$1,921.9
Net Investment Income	643.0	619.2	633.5	619.5
Net Realized Investment Gain (Loss)	24.6	21.3	(2.1)	12.4
Total Revenue	2,658.2	2,628.0	2,617.9	2,611.3
Income Before Income Tax	322.7	320.4	296.4	310.0
Net Income	233.9	230.2	216.4	213.9
Net Income Per Common Share
Basic	0.86	0.83	0.76	0.74
Assuming Dilution	0.85	0.83	0.76	0.73
Items affecting the comparability of our financial results during the fourth quarter of 2013 are as follows:

•	A reserve increase of $95.5 million before tax and $62.1 million after tax related to unclaimed death benefits.

•	A reserve reduction of $85.0 million before tax and $55.2 million after tax related to group life waiver of premium benefits.

See Notes 6 and 14 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 1992 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2013, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion thereon.

Chattanooga, Tennessee
February 26, 2014

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Nominees for Election as Directors with Terms Expiring in 2015" and "Continuing Directors," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Corporate Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Corporate Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the Securities and Exchange Commission (SEC). These documents are available free of charge on our website and in print at the request of any shareholder from the Office of the Corporate Secretary, Unum Group, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of conduct and our code of ethics, as required by the rules and regulations of the SEC and the listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption, “Ownership of Company Securities," sub-captions "Security Ownership of Directors and Officers" and "Security Ownership of Certain Shareholders," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2013 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	2,966,772 (3)	$21.17	19,366,821 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	96,657 (4)	N/A	28,162 (7)
Total	3,063,429		19,394,983

(1)
Our shareholders have approved the following plans: (a) Stock Incentive Plan of 2007, (b) Unum Group Employee Stock Purchase Plan, (c) Unum European Holding Company Limited Savings-Related Share Option Scheme 2008 (formerly the Unum Limited Savings-Related Share Option Scheme 2008), (d) Unum Ireland Savings-Related Share Option Scheme 2008, (e) Unum European Holding Company Limited Savings-Related Share Option Scheme 2011, and (f) Stock Incentive Plan of 2012.

(2)	Our shareholders have not approved the Unum Group Non-Employee Director Compensation Plan of 2004.

(3)
Includes 1,394,723 shares issuable upon the exercise of outstanding options, and 1,424,986, 115,527, and 31,536 shares issuable pursuant to outstanding restricted stock units, performance share units, and deferred share rights (including dividend equivalents accrued thereon), respectively, under our Stock Incentive Plan of 2007 and our Stock Incentive Plan of 2012.

(4)
All are deferred share rights (each representing the right to one share of common stock), including dividend equivalents accrued thereon, granted to non-employee directors under the Unum Group Non-Employee Director Compensation Plan of 2004 in accordance with the deferral elections of such directors in respect of cash retainers and meeting fees payable to them.

(5)	Restricted stock units, performance share units, and deferred share rights are not included in determining the weighted average exercise price in column (b) because they have no exercise price.

(6)
Includes 75,000 shares authorized for issuance under the Unum Ireland Limited Savings-Related Share Option Scheme 2008, even though none have been reserved given that the plan is not expected to be utilized. Also includes approximately 77,291 dividend equivalents available for future issuance in respect of outstanding awards under the Stock Incentive Plan of 2007, which was otherwise replaced by the Stock Incentive Plan of 2012 effective May 24, 2012 for purposes of granting new awards. As of December 31, 2013, our Stock Incentive Plan of 2012 had 18.3 million shares remaining available for future issuance. Each full-value award is counted as 1.76 shares. We currently grant a majority of awards as restricted stock units, which are full-value awards.

(7)	Represents approximate number of dividend equivalents available for future issuance in respect of outstanding awards under the Non-Employee Director Compensation Plan of 2004.

Below is a brief description of the equity compensation plans not approved by shareholders:

Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provided for the payment of annual retainers and meeting fees (discontinued in May 2011) to the non-employee directors who served on Unum Group’s board of directors. Under the plan, directors made an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of Unum Group, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. This plan terminated in May 2010 with respect to new awards, though dividend equivalents remain available for future issuance in respect of awards that were outstanding at that time. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Corporate Governance," sub-captions "Director Independence" and "Related Party Transactions and Policy," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2013 and 2012 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief Executive Officer	February 26, 2014
Thomas R. Watjen	and a Director (principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief Financial Officer	February 26, 2014
Richard P. McKenney	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 26, 2014
Vicki W. Corbett

Name	Title	Date

*	Director	February 26, 2014
Theodore H. Bunting, Jr.

*	Director	February 26, 2014
E. Michael Caulfield

*	Director	February 26, 2014
Pamela H. Godwin

*	Director	February 26, 2014
Ronald E. Goldsberry

*	Director	February 26, 2014
Kevin T. Kabat

*	Director	February 26, 2014
Timothy F. Keaney

*	Director	February 26, 2014
Thomas Kinser

*	Director	February 26, 2014
Gloria C. Larson

*	Director	February 26, 2014
A. S. MacMillan, Jr.

*	Director	February 26, 2014
Edward J. Muhl

*	Director	February 26, 2014
Michael J. Passarella

*	Director	February 26, 2014
William J. Ryan

* By: /s/ Susan N. Roth	For all of the Directors	February 26, 2014
Susan N. Roth
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,028.6	$1,196.1	$1,196.1
States, Municipalities, and Political Subdivisions	1,706.0	1,783.2	1,783.2
Foreign Governments	1,226.4	1,373.2	1,373.2
Public Utilities	9,328.9	10,403.0	10,403.0
Mortgage/Asset-Backed Securities	1,858.7	2,039.3	2,039.3
All Other Corporate Bonds	23,108.0	25,511.9	25,511.9
Redeemable Preferred Stocks	33.0	37.7	37.7
Total	38,289.6	$42,344.4	42,344.4

Mortgage Loans	1,815.1		1,815.1
Policy Loans	3,276.0		3,276.0
Other Long-term Investments
Derivatives	—		10.8	(2)
Equity Securities	11.3		16.4
Miscellaneous Long-term Investments	530.7		538.8	(3)
Short-term Investments	913.4		913.4

Total Investments	$44,836.1		$48,914.9

(1)
The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and/or accretion of discounts.

(2)	Derivatives are carried at fair value.

(3)	The difference between amortized cost and carrying value primarily results from changes in the partnership owner's equity since acquisition.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2013	2012
	(in millions of dollars)

Assets
Fixed Maturity Securities - at fair value (amortized cost: $143.9; $217.7)	$145.3	$224.6
Other Long-term Investments	57.2	73.0
Short-term Investments	164.0	433.5
Investment in Subsidiaries	10,082.8	10,079.1
Deferred Income Tax	68.1	234.1
Other Assets	558.8	489.1
Total Assets	$11,076.2	$11,533.4

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$0.3	$6.6
Long-term Debt	1,875.2	1,896.2
Pension and Postretirement Benefits	295.3	801.6
Other Liabilities	246.3	216.4
Total Liabilities	2,417.1	2,920.8

Stockholders' Equity
Common Stock	36.1	36.0
Additional Paid-in Capital	2,634.1	2,607.7
Accumulated Other Comprehensive Income	255.0	628.0
Retained Earnings	8,083.2	7,371.6
Treasury Stock	(2,349.3)	(2,030.7)
Total Stockholders' Equity	8,659.1	8,612.6

Total Liabilities and Stockholders' Equity	$11,076.2	$11,533.4

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)

Cash Dividends from Subsidiaries	$636.6	$670.8	$800.0
Other Income	56.9	55.0	65.0
Total Revenue	693.5	725.8	865.0

Interest and Debt Expense	120.9	114.2	112.1
Other Expenses	48.9	65.5	57.7
Total Expenses	169.8	179.7	169.8

Income Before Income Tax of Parent Company	523.7	546.1	695.2
Income Tax Benefit	(14.7)	(25.7)	(13.9)

Income of Parent Company	538.4	571.8	709.1
Equity in Undistributed Earnings (Loss) of Subsidiaries	319.7	322.6	(424.9)

Net Income	858.1	894.4	284.2

Other Comprehensive Income (Loss), Net of Tax	(373.0)	166.2	110.4

Comprehensive Income	$485.1	$1,060.6	$394.6

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(in millions of dollars)

Cash Provided by Operating Activities	$612.5	$677.3	$827.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	—	—	133.9
Proceeds from Maturities of Fixed Maturity Securities	38.5	47.7	44.5
Proceeds from Sales and Maturities of Other Investments	9.4	1.0	—
Purchase of Fixed Maturity Securities	(139.8)	(99.1)	—
Purchase of Other Investments	—	(13.7)	(3.0)
Net Sales of Short-term Investments	269.5	40.4	192.8
Cash Distributions to Subsidiaries	(225.1)	(175.2)	(166.1)
Acquisition of Property and Equipment	(78.8)	(80.4)	(81.1)
Other, Net	(0.9)	0.1	0.2
Cash Provided (Used) by Investing Activities	(127.2)	(279.2)	121.2

Cash Flows from Financing Activities
Net Short-term Debt Borrowings (Repayments)	(6.3)	4.1	(222.6)
Issuance of Long-term Debt	—	246.4	—
Issuance of Common Stock	11.4	4.9	14.8
Repurchase of Common Stock	(317.2)	(496.7)	(619.9)
Dividends Paid to Stockholders	(146.5)	(133.8)	(121.0)
Other, Net	(0.3)	1.6	—
Cash Used by Financing Activities	(458.9)	(373.5)	(948.7)

Increase in Cash	$26.4	$24.6	$0.3

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Long-term and short-term debt consists of the following:

	December 31
	2013	2012
	(in millions of dollars)
Long-term Debt
Notes @ 5.75% due 2042, callable at or above par	$248.6	$248.6
Notes @ 7.375% due 2032, callable at or above par	39.5	39.5
Notes @ 6.75% due 2028, callable at or above par	165.8	165.8
Notes @ 7.25% due 2028, callable at or above par	200.0	200.0
Notes @ 5.625% due 2020, callable at or above par	399.7	399.6
Notes @ 7.125% due 2016, callable at or above par	350.0	350.0
Notes @ 7.0% due 2018, non-callable	200.0	200.0
Medium-term Notes @ 7.0% to 7.2% due 2023 to 2028, non-callable	50.8	50.8
Junior Subordinated Debt Securities @ 7.405% due 2038	226.5	226.5
Fair Value Hedges Adjustment	(5.7)	15.4
Total	1,875.2	1,896.2
Short-term Debt
Securities Lending Agreements	0.3	6.6
Total	$1,875.5	$1,902.8

The junior subordinated debt securities due 2038 are callable under limited, specified circumstances. The remaining callable debt may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $350.0 million in 2016, $200.0 million in 2018, and $1,332.6 million in 2020 and thereafter.

Unsecured Notes

In August 2012, we issued $250.0 million of unsecured senior notes in a public offering.

Fair Value Hedges

As of December 31, 2013 and 2012, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of the three-month London Interbank Offered Rate (LIBOR).

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities, which mature in 2038, are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Short-term Debt

Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term, and securities lending agreements collateralized by cash. We account for all of our securities lending agreements as collateralized financings, and the carrying amount of the related short-term debt represents our liability to return cash collateral to the counterparty.

In 2011, the remaining $225.1 million of our 7.625% senior notes due March 2011 matured.

Interest and Debt Expense

Interest paid on long-term and short-term debt and related securities during 2013, 2012, and 2011 was $116.5 million, $109.0 million, and $115.6 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for interest rates based on either the prime rate or LIBOR. At December 31, 2013, no amount was outstanding on the facility.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures due 2015. As of December 31, 2013, $296.9 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2013

Unum US	$1,051.5	$11,788.4	$47.6	$889.1
Unum UK	34.3	2,594.3	139.3	160.0
Colonial Life	743.4	1,815.6	30.0	193.7
Closed Block	—	26,900.8	196.9	268.2
Total	$1,829.2	$43,099.1	$413.8	$1,511.0

December 31, 2012

Unum US	$1,024.3	$12,449.3	$46.1	$890.3
Unum UK	38.8	2,487.1	142.9	155.7
Colonial Life	692.4	1,691.3	29.9	149.8
Closed Block	—	28,066.7	207.8	288.8
Total	$1,755.5	$44,694.4	$426.7	$1,484.6

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2013

Unum US	$4,517.1	$929.6	$3,222.4	$230.0	$1,254.0	$3,068.0
Unum UK	556.6	148.5	413.3	14.7	145.2	448.1
Colonial Life	1,232.2	145.4	667.0	174.2	271.8	1,011.8
Closed Block	1,318.8	1,272.3	2,293.0	—	282.6	1,307.0
Corporate	—	(3.7)	—	—	180.4	—
Total	$7,624.7	$2,492.1	$6,595.7	$418.9	$2,134.0

December 31, 2012

Unum US	$4,456.5	$952.3	$3,238.6	$196.5	$1,251.2	$3,045.0
Unum UK	694.6	170.8	541.4	15.7	177.1	466.3
Colonial Life	1,194.5	138.6	627.3	166.5	265.3	986.3
Closed Block	1,370.5	1,230.5	2,314.9	—	290.7	1,358.6
Corporate	—	23.0	—	—	180.7	—
Total	$7,716.1	$2,515.2	$6,722.2	$378.7	$2,165.0

December 31, 2011

Unum US	$4,296.0	$951.4	$3,113.5	$188.1	$1,250.5	$2,965.8
Unum UK	687.6	189.9	493.8	15.3	178.0	480.0
Colonial Life	1,135.3	132.4	589.4	151.2	257.5	944.9
Closed Block	1,395.3	1,189.7	3,012.8	11.1	496.4	1,385.1
Corporate	—	56.2	—	—	187.1	—
Total	$7,514.2	$2,519.6	$7,209.5	$365.7	$2,369.5

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)
Included in 2013 are unclaimed death benefits reserve increases of $75.4 million in Unum US and $20.1 million in Colonial Life and a group life waiver of premium benefit reserve reduction of $85.0 million in Unum US. Included in 2011 in the Closed Block segment is a reserve charge of $573.6 million related to our long-term care business and a reserve charge of $183.5 million related to our individual disability business.

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

(4)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2013

Life Insurance in Force	$781,495.9	$25,904.7	$1,026.2	$756,617.4	0.1%

Premium Income:
Life Insurance	$2,018.7	$253.6	$10.0	$1,775.1	0.6%
Accident, Health, and Other Insurance	5,758.6	102.2	193.2	5,849.6	3.3%
Total	$7,777.3	$355.8	$203.2	$7,624.7	2.7%

Year Ended December 31, 2012

Life Insurance in Force	$832,587.5	$28,658.7	$1,073.8	$805,002.6	0.1%

Premium Income:
Life Insurance	$1,979.1	$141.4	$10.3	$1,848.0	0.6%
Accident, Health, and Other Insurance	5,756.9	89.4	200.6	5,868.1	3.4%
Total	$7,736.0	$230.8	$210.9	$7,716.1	2.7%

Year Ended December 31, 2011

Life Insurance in Force	$782,935.6	$28,341.1	$1,141.6	$755,736.1	0.2%

Premium Income:
Life Insurance	$1,868.8	$146.6	$10.9	$1,733.1	0.6%
Accident, Health, and Other Insurance	5,652.7	77.3	205.7	5,781.1	3.6%
Total	$7,521.5	$223.9	$216.6	$7,514.2	2.9%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2013

Real estate reserve (deducted from other long-term investments)	$0.3	$1.5	$—	$—	$1.8

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$0.7	$—	$1.3	$5.6

Year Ended December 31, 2012

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.7	$0.9	$—	$0.4	$6.2

Year Ended December 31, 2011

Real estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$7.2	$1.3	$—	$2.8	$5.7

(1)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2013).

(3.2)	Amended and Restated Bylaws of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.2 of our Form 8-K filed on May 24, 2013).

(4.1)
Indenture for Senior Debt Securities dated as of March 9, 2001 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (Registration No. 333-100953) filed on November 1, 2002).

(4.2)	Second Supplemental Indenture, dated as of June 18, 2002, between Unum Group and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on June 21, 2002).

(4.3)
Indenture for Senior Debt Securities between Unum Group and The Bank of New York Mellon Trust Company, N.A. as Trustee dated as of September 30, 2009 (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on September 30, 2009).

(4.4)	Form of 7.125% Senior Note due 2016 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 30, 2009).

(4.5)	Form of 5.625% Senior Note due 2020 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 15, 2010).

(4.6)
Indenture for Senior Debt Securities, dated as of August 23, 2012, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on August 23, 2012).

(4.7)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).
Certain instruments defining the rights of holders of long-term debt securities of our company and our subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. We hereby undertake to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)
Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 10.18 of Provident Companies Inc.'s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.2)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.3)
Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation's Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.4)
Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation's Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.5)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation's Registration Statement on Form S-1 dated June 18, 1986). *

(10.6)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010. *

(10.7)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013. *

(10.8)	Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013. *

(10.9)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.10)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.11)	Unum Group Senior Executive Retirement Plan, as amended and restated effective January 1, 2008. *

(10.12)	First Amendment to the Unum Group Senior Executive Retirement Plan, effective as of December 31, 2013. *

(10.13)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.14)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.15)	Second Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 27, 2013. *

(10.16)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

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

(10.19)
Form of Restricted Stock Unit Agreement with Director, as amended, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.32 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.20)	Cash-Settled Restricted Stock Unit Agreement between Unum Group and Thomas R. Watjen dated as of February 25, 2010 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 5, 2010). *

(10.21)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 4, 2011). *

(10.22)
Amended and Restated Aircraft Time-Sharing Agreement between Thomas R. Watjen and Unum Group dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 5, 2010). *

(10.23)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.24)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.25)
Form of Restricted Stock Unit Agreement with Director for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 1, 2012). *

(10.26)	Form of Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 2, 2013). *

(10.27)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 2, 2013). *

(10.28)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.29)	Form of Performance Share Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 2, 2013). *

(10.30)	Annual Incentive Plan of Unum Group (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 24, 2013). *

(10.31)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014. *

(10.32)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 10 of the "Notes to Consolidated Financial Statements").

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 26, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.