Form 10-Q
period 2014-03-31
Unum Group
filed 2014-05-08
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
257,410,153 shares of the registrant's common stock were outstanding as of May 6, 2014.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2014	2013
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $38,516.0; $38,289.6)	$43,666.8	$42,344.4
Mortgage Loans	1,843.3	1,815.1
Policy Loans	3,268.3	3,276.0
Other Long-term Investments	565.0	566.0
Short-term Investments	1,189.5	913.4
Total Investments	50,532.9	48,914.9

Other Assets
Cash and Bank Deposits	76.2	94.1
Accounts and Premiums Receivable	1,664.4	1,647.8
Reinsurance Recoverable	4,837.6	4,806.5
Accrued Investment Income	756.3	700.2
Deferred Acquisition Costs	1,832.3	1,829.2
Goodwill	201.0	200.9
Property and Equipment	519.4	511.9
Income Tax Receivable	—	50.3
Other Assets	658.5	647.8

Total Assets	$61,078.6	$59,403.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2014	2013
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,569.2	$1,511.0
Reserves for Future Policy and Contract Benefits	43,932.5	43,099.1
Unearned Premiums	472.2	413.8
Other Policyholders’ Funds	1,672.2	1,658.4
Income Tax Payable	17.3	—
Deferred Income Tax	312.6	144.3
Short-term Debt	61.6	76.5
Long-term Debt	2,948.2	2,612.0
Other Liabilities	1,137.1	1,229.4

Total Liabilities	52,122.9	50,744.5

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 361,265,467 and 360,802,426 shares	36.1	36.1
Additional Paid-in Capital	2,640.8	2,634.1
Accumulated Other Comprehensive Income	454.4	255.0
Retained Earnings	8,273.8	8,083.2
Treasury Stock - at cost: 103,703,671 and 100,785,012 shares	(2,449.4)	(2,349.3)

Total Stockholders' Equity	8,955.7	8,659.1

Total Liabilities and Stockholders' Equity	$61,078.6	$59,403.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2014	2013
	(in millions of dollars, except share data)

Revenue
Premium Income	$1,938.5	$1,930.9
Net Investment Income	612.5	621.1
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(0.8)
Net Realized Investment Gain, Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	6.3	11.1
Net Realized Investment Gain	6.3	10.3
Other Income	53.8	62.5
Total Revenue	2,611.1	2,624.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,631.3	1,648.5
Commissions	236.0	238.2
Interest and Debt Expense	37.9	37.1
Deferral of Acquisition Costs	(129.0)	(118.2)
Amortization of Deferred Acquisition Costs	118.6	123.8
Compensation Expense	201.0	197.6
Other Expenses	188.8	194.0
Total Benefits and Expenses	2,284.6	2,321.0

Income Before Income Tax	326.5	303.8

Income Tax
Current	29.7	81.8
Deferred	67.9	9.4
Total Income Tax	97.6	91.2

Net Income	$228.9	$212.6

Net Income Per Common Share
Basic	$0.88	$0.79
Assuming Dilution	$0.88	$0.79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)

Net Income	$228.9	$212.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $371.1; $(159.4))	710.0	(278.5)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(272.0); $108.6)	(520.4)	197.4
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $1.0; $(0.2))	1.7	(2.0)
Change in Foreign Currency Translation Adjustment	7.6	(69.9)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.3; $5.5)	0.5	10.7
Total Other Comprehensive Income (Loss)	199.4	(142.3)

Comprehensive Income	$428.3	$70.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)

Common Stock
Balance at Beginning of Year and End of Period	$36.1	$36.0

Additional Paid-in Capital
Balance at Beginning of Year	2,634.1	2,607.7
Common Stock Activity	6.7	5.7
Balance at End of Period	2,640.8	2,613.4

Accumulated Other Comprehensive Income
Balance at Beginning of Year	255.0	628.0
Other Comprehensive Income (Loss)	199.4	(142.3)
Balance at End of Period	454.4	485.7

Retained Earnings
Balance at Beginning of Year	8,083.2	7,371.6
Net Income	228.9	212.6
Dividends to Stockholders (per common share: $0.145; $0.130)	(38.3)	(35.7)
Balance at End of Period	8,273.8	7,548.5

Treasury Stock
Balance at Beginning of Year	(2,349.3)	(2,030.7)
Purchases of Treasury Stock	(100.1)	(95.1)
Balance at End of Period	(2,449.4)	(2,125.8)

Total Stockholders' Equity at End of Period	$8,955.7	$8,557.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$228.9	$212.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	14.0	(130.1)
Change in Deferred Acquisition Costs	(10.4)	5.6
Change in Insurance Reserves and Liabilities	120.6	197.6
Change in Income Taxes	136.5	40.1
Change in Other Accrued Liabilities	(62.6)	23.4
Non-cash Adjustments to Net Investment Income	(96.7)	(96.1)
Net Realized Investment Gain	(6.3)	(10.3)
Depreciation	20.8	21.2
Other, Net	1.9	1.1
Net Cash Provided by Operating Activities	346.7	265.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	193.4	158.4
Proceeds from Maturities of Fixed Maturity Securities	510.0	518.5
Proceeds from Sales and Maturities of Other Investments	57.4	42.3
Purchase of Fixed Maturity Securities	(904.4)	(721.9)
Purchase of Other Investments	(95.6)	(43.4)
Net Sales (Purchases) of Short-term Investments	(273.3)	256.3
Other, Net	(28.1)	(26.1)
Net Cash Provided (Used) by Investing Activities	(540.6)	184.1

Cash Flows from Financing Activities
Net Short-term Debt Repayments	(14.9)	(219.5)
Issuance of Long-term Debt	347.2	—
Long-term Debt Repayments	(15.0)	(71.2)
Issuance of Common Stock	1.6	0.7
Repurchase of Common Stock	(100.5)	(99.0)
Dividends Paid to Stockholders	(38.3)	(35.7)
Other, Net	(4.1)	0.2
Net Cash Provided (Used) by Financing Activities	176.0	(424.5)

Net Increase (Decrease) in Cash and Bank Deposits	(17.9)	24.7

Cash and Bank Deposits at Beginning of Year	94.1	77.3

Cash and Bank Deposits at End of Period	$76.2	$102.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2014
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Outstanding:

ASC 323 "Investments - Equity Method and Joint Ventures"

In January 2014, the FASB issued an update to provide guidance on the accounting and reporting for investments in affordable housing projects that qualify for low-income housing tax credits. The amendments in the update permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects will also be required by the update. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted, and are to be applied retrospectively. We have not yet finalized the expected impact on our financial position or results of operations. We expect to adopt this update effective January 1, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
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

	March 31, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$43,666.8	$43,666.8	$42,344.4	$42,344.4
Mortgage Loans	1,843.3	2,009.8	1,815.1	1,980.2
Policy Loans	3,268.3	3,336.3	3,276.0	3,339.6
Other Long-term Investments
Derivatives	10.9	10.9	10.8	10.8
Equity Securities	15.1	15.1	16.4	16.4
Miscellaneous Long-term Investments	477.4	477.4	475.2	475.2

Liabilities
Policyholders' Funds
Deferred Annuity Products	$629.7	$629.7	$631.5	$631.5
Supplementary Contracts without Life Contingencies	585.7	585.7	563.1	563.1
Long-term Debt	2,948.2	3,194.5	2,612.0	2,824.4
Other Liabilities
Derivatives	117.7	117.7	135.6	135.6
Embedded Derivative in Modified Coinsurance Arrangement	44.7	44.7	53.2	53.2
Unfunded Commitments to Investment Partnerships	17.9	17.9	27.2	27.2

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,034.4 million and $3,043.7 million as of March 31, 2014 and December 31, 2013, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in power, energy, railcar leasing, infrastructure development, and mezzanine debt. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of March 31, 2014, we estimate that the underlying assets of the funds will be liquidated over the next one to ten years. These financial instruments are assigned a Level 3 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $1,429.8 million and $1,329.2 million as of March 31, 2014 and December 31, 2013, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,764.7 million and $1,495.2 million as of March 31, 2014 and December 31, 2013, respectively, and are assigned a Level 2.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2014, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2013.

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

The management of our investment portfolio includes establishing pricing policy and reviewing the reasonableness of sources and inputs used in developing pricing. We review all prices obtained to ensure they are consistent with a variety of observable market inputs and to verify the validity of a security's price.  In the event we receive a vendor's market price that does not appear reasonable based on our market analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all price changes from the prior month which fall outside a predetermined corridor. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
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

At March 31, 2014, approximately 11.0 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 89.0 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 72.4 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.6 percent of our fixed maturity securities were valued based on one or more non-binding broker price levels, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

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

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$189.2	$967.5	$—	$1,156.7
States, Municipalities, and Political Subdivisions	—	1,770.7	156.1	1,926.8
Foreign Governments	—	1,290.6	80.4	1,371.0
Public Utilities	709.4	9,783.7	310.0	10,803.1
Mortgage/Asset-Backed Securities	—	2,286.3	0.4	2,286.7
All Other Corporate Bonds	3,912.3	20,698.2	1,473.6	26,084.1
Redeemable Preferred Stocks	—	14.0	24.4	38.4
Total Fixed Maturity Securities	4,810.9	36,811.0	2,044.9	43,666.8

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	8.1	—	8.1
Foreign Exchange Contracts	—	2.8	—	2.8
Total Derivatives	—	10.9	—	10.9
Equity Securities	—	12.0	3.1	15.1

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$30.9	$—	$30.9
Foreign Exchange Contracts	—	84.8	—	84.8
Credit Default Swaps	—	2.0	—	2.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	44.7	44.7
Total Derivatives	—	117.7	44.7	162.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2014		2013
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$163.2	$121.5	$256.9	$—
States, Municipalities, and Political Subdivisions	—	—	—	19.4
Public Utilities	452.1	192.8	502.1	53.5
All Other Corporate Bonds	2,391.5	652.8	2,266.3	1,140.8
Total Fixed Maturity Securities	$3,006.8	$967.1	$3,025.3	$1,213.7

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
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$6.5	$—	$—	$—	$(25.5)	$156.1
Foreign Governments	78.5	—	1.9	—	—	—	—	80.4
Public Utilities	203.5	—	5.6	6.6	—	124.5	(30.2)	310.0
Mortgage/Asset-Backed Securities	0.5	—	—	—	(0.1)	—	—	0.4
All Other Corporate Bonds	1,859.1	—	24.2	73.0	(29.6)	362.9	(816.0)	1,473.6
Redeemable Preferred Stocks	23.8	—	0.6	—	—	—	—	24.4
Total Fixed Maturity Securities	2,340.5	—	38.8	79.6	(29.7)	487.4	(871.7)	2,044.9

Equity Securities	4.6	2.1	(0.1)	—	(3.5)	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	8.5	—	—	—	—	—	(44.7)

	Three Months Ended March 31, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$2.7	$—	$—	$43.4	$—	$174.8
Foreign Governments	82.1	—	0.5	—	—	—	—	82.6
Public Utilities	574.4	—	1.1	—	(0.1)	252.3	(425.2)	402.5
Mortgage/Asset-Backed Securities	0.5	—	—	—	—	—	—	0.5
All Other Corporate Bonds	1,177.8	0.8	(8.8)	30.3	(18.1)	382.4	(572.1)	992.3
Redeemable Preferred Stocks	24.8	—	—	—	—	—	—	24.8
Total Fixed Maturity Securities	1,988.3	0.8	(4.5)	30.3	(18.2)	678.1	(997.3)	1,677.5

Equity Securities	4.3	—	—	—	—	—	—	4.3
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	6.4	—	—	—	—	—	(77.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains for the three months ended March 31, 2014 and 2013 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $8.5 million and $6.4 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2014
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$122.1	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.74%
Public Utilities	72.4	- Volatility of Credit	(e)	0.75% - 1.50% / 1.05%
Mortgage/Asset-Backed Securities - Private	0.4	- Discount for Size	(c)	5.60% - 5.71% / 5.68%
All Other Corporate Bonds - Private	296.1	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.54% - 0.75% / 0.67% (0.70)% - (0.40)% / (0.60)% 0.50% - 0.50% / 0.50% 0.20% - 2.96% / 1.01% 0.40% - 4.00% / 0.85% Priced at Par
All Other Corporate Bonds - Public	344.7	- Change in Benchmark Reference - Comparability Adjustment - Lack of Marketability - Volatility of Credit	(a) (b) (d) (e)	(0.85%) - (0.85%) / (0.85)% 0.20% - 1.43% / 0.60% 0.10% - 0.25% / 0.23% (0.86)% - 1.34% / (0.03)%
Equity Securities - Private	2.8	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(44.7)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments

Fixed Maturity Securities

At March 31, 2014 and December 31, 2013, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows.

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$959.1	$200.1	$2.5	$1,156.7
States, Municipalities, and Political Subdivisions	1,732.3	212.2	17.7	1,926.8
Foreign Governments	1,205.7	166.3	1.0	1,371.0
Public Utilities	9,436.8	1,394.3	28.0	10,803.1
Mortgage/Asset-Backed Securities	2,102.5	186.8	2.6	2,286.7
All Other Corporate Bonds	23,046.6	3,125.5	88.0	26,084.1
Redeemable Preferred Stocks	33.0	5.4	—	38.4
Total Fixed Maturity Securities	$38,516.0	$5,290.6	$139.8	$43,666.8

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,028.6	$173.1	$5.6	$1,196.1
States, Municipalities, and Political Subdivisions	1,706.0	117.2	40.0	1,783.2
Foreign Governments	1,226.4	149.6	2.8	1,373.2
Public Utilities	9,328.9	1,126.9	52.8	10,403.0
Mortgage/Asset-Backed Securities	1,858.7	184.6	4.0	2,039.3
All Other Corporate Bonds	23,108.0	2,602.6	198.7	25,511.9
Redeemable Preferred Stocks	33.0	4.7	—	37.7
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$303.9	$42,344.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2014
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.2	$0.5	$5.8	$2.0
States, Municipalities, and Political Subdivisions	186.3	9.8	55.9	7.9
Foreign Governments	34.8	1.0	—	—
Public Utilities	628.0	24.2	49.2	3.8
Mortgage/Asset-Backed Securities	261.4	2.2	2.4	0.4
All Other Corporate Bonds	1,908.6	66.6	257.1	21.4
Total Fixed Maturity Securities	$3,028.3	$104.3	$370.4	$35.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

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

	March 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$841.9	$21.5	$854.4	$—	$9.0
Over 1 year through 5 years	7,186.2	769.6	7,908.9	0.3	46.6
Over 5 years through 10 years	9,640.0	1,030.0	9,239.5	41.2	1,389.3
Over 10 years	18,745.4	3,282.7	20,242.4	95.7	1,690.0
	36,413.5	5,103.8	38,245.2	137.2	3,134.9
Mortgage/Asset-Backed Securities	2,102.5	186.8	2,022.9	2.6	263.8
Total Fixed Maturity Securities	$38,516.0	$5,290.6	$40,268.1	$139.8	$3,398.7

	December 31, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$903.9	$20.6	$915.5	$—	$9.0
Over 1 year through 5 years	7,098.2	727.1	7,678.5	0.6	146.2
Over 5 years through 10 years	9,492.6	940.2	8,137.4	95.8	2,199.6
Over 10 years	18,936.2	2,486.2	18,441.5	203.5	2,777.4
	36,430.9	4,174.1	35,172.9	299.9	5,132.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	1,695.8	4.0	343.5
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$36,868.7	$303.9	$5,475.7

At March 31, 2014, the fair value of investment-grade fixed maturity securities was $40,372.3 million, with a gross unrealized gain of $5,104.7 million and a gross unrealized loss of $113.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 81.2 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2014, the fair value of below-investment-grade fixed maturity securities was $3,294.5 million, with a gross unrealized gain of $185.9 million and a gross unrealized loss of $26.3 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 18.8 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

March 31, 2014, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe there are positive factors which mitigate credit concerns and the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2014, we held 148 individual investment-grade fixed maturity securities and 38 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 10 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
March 31, 2014
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

We held no fixed maturity securities as of March 31, 2014 or December 31, 2013 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2014, we had non-binding commitments of $60.0 million to fund private placement fixed maturity securities.
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

As of March 31, 2014, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $473.0 million, comprised of $304.8 million of tax credit partnerships and $168.2 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $17.9 million at March 31, 2014. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $144.7 million to fund certain private equity partnerships at March 31, 2014, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment.  We contributed the bond and several partnership investments into the trust at the time it was established.  The trust supports our investment objectives and allows us to maintain our investment in the remaining partnership while at the same time protecting the principal of the investment.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $138.1 million and $4.4 million, respectively, as of March 31, 2014.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At March 31, 2014, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnerships during the three months ended March 31, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	March 31, 2014		December 31, 2013
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$74.5	4.0%	$61.1	3.3%
Industrial	538.0	29.2	567.8	31.3
Office	809.6	43.9	776.5	42.8
Retail	421.2	22.9	409.7	22.6
Total	$1,843.3	100.0%	$1,815.1	100.0%

Region
New England	$122.5	6.7%	$100.9	5.6%
Mid-Atlantic	186.2	10.1	191.5	10.5
East North Central	227.4	12.3	244.3	13.5
West North Central	172.8	9.4	162.3	8.9
South Atlantic	441.1	23.9	447.7	24.7
East South Central	66.5	3.6	67.7	3.7
West South Central	206.5	11.2	190.9	10.5
Mountain	114.7	6.2	101.9	5.6
Pacific	305.6	16.6	307.9	17.0
Total	$1,843.3	100.0%	$1,815.1	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2014	December 31 2013
	(in millions of dollars)
Internal Rating
Aa	$10.6	$10.8
A	666.8	683.1
Baa	1,121.3	1,094.6
Ba	13.4	13.5
B	31.2	13.1
Total	$1,843.3	$1,815.1

Loan-to-Value Ratio
<= 65%	$815.3	$777.4
> 65% <= 75%	888.4	867.5
> 75% <= 85%	95.1	107.6
> 85%	44.5	62.6
Total	$1,843.3	$1,815.1

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. We hold one mortgage loan which was modified in a troubled debt restructuring during the three months ended March 31, 2014. The loan had a principal balance of $21.1 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by the end of 2014. We increased our allowance for credit losses on mortgage loans for this restructuring and recognized an impairment loss of $3.0 million. We had no troubled debt restructurings during the three months ended March 31, 2013.

For mortgage loans on which collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan. At March 31, 2014 and December 31, 2013, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5
Provision	3.0	—
Balance at End of Period	$4.5	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

Impaired mortgage loans are as follows:

	March 31, 2014
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$31.2	$35.7	$4.5

	December 31, 2013
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$13.1	$14.6	$1.5

Our average investment in impaired mortgage loans was $19.1 million and $17.4 million for the three months ended March 31, 2014 and 2013, respectively, and we recognized $0.3 million and $0.2 million, respectively, of interest income on those loans.

At March 31, 2014, we had non-binding commitments of $21.7 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of March 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $187.4 million, for which we received collateral in the form of cash and securities of $61.6 million and $132.5 million, respectively. As of December 31, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $201.6 million, for which we received collateral in the form of cash and securities of $76.5 million and $132.9 million, respectively. We had no outstanding repurchase agreements at March 31, 2014 or December 31, 2013.

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
March 31, 2014
Note 4 - Investments - Continued

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

	March 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$10.9	$—	$10.9	$(7.9)	$(2.8)	$0.2
Securities Lending	187.4	—	187.4	(125.8)	(61.6)	—
Total	$198.3	$—	$198.3	$(133.7)	$(64.4)	$0.2

Financial Liabilities:
Derivatives	$117.7	$—	$117.7	$(84.1)	$—	$33.6
Securities Lending	61.6	—	61.6	(61.6)	—	—
Total	$179.3	$—	$179.3	$(145.7)	$—	$33.6

	December 31, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$10.8	$—	$10.8	$(9.5)	$(1.1)	$0.2
Securities Lending	201.6	—	201.6	(125.1)	(76.5)	—
Total	$212.4	$—	$212.4	$(134.6)	$(77.6)	$0.2

Financial Liabilities:
Derivatives	$135.6	$—	$135.6	$(98.6)	$—	$37.0
Securities Lending	76.5	—	76.5	(76.5)	—	—
Total	$212.1	$—	$212.1	$(175.1)	$—	$37.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Fixed Maturity Securities	$581.1	$589.9
Derivative Financial Instruments	9.9	7.7
Mortgage Loans	28.4	26.0
Policy Loans	3.9	3.7
Other Long-term Investments	3.8	7.7
Short-term Investments	0.5	0.8
Gross Investment Income	627.6	635.8
Less Investment Expenses	8.0	7.1
Less Investment Income on Participation Fund Account Assets	3.8	4.0
Less Amortization of Tax Credit Partnerships	3.3	3.6
Net Investment Income	$612.5	$621.1

Realized Investment Gain and Loss

Realized investment gains and losses, which for sales are based upon specific identification of the investments sold, are as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$0.9	$6.6
Gross Losses on Sales	(5.4)	(5.5)
Other-Than-Temporary Impairment Loss	—	(0.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.4	7.6
Gross Losses on Sales	(0.6)	—
Impairment Loss	(3.0)	(1.0)
Embedded Derivative in Modified Coinsurance Arrangement	8.5	6.4
Credit Default Swaps	(0.4)	(0.3)
Foreign Currency Transactions	(1.1)	(2.7)
Net Realized Investment Gain	$6.3	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
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
March 31, 2014
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.2 million at March 31, 2014. We held $2.8 million and $1.1 million cash collateral from our counterparties at March 31, 2014 and December 31, 2013, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $80.4 million and $95.6 million at March 31, 2014 and December 31, 2013, respectively. We had no cash posted as collateral to our counterparties at March 31, 2014 and December 31, 2013. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $117.7 million and $135.6 million at March 31, 2014 and December 31, 2013, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$1,432.8
Additions	—	—	—	70.0	24.0	94.0
Terminations	—	18.0	40.0	—	24.0	82.0
Balance at March 31, 2013	174.0	490.8	710.0	70.0	—	1,444.8

Balance at December 31, 2013	150.0	630.4	600.0	97.0	—	1,477.4
Additions	—	—	—	—	10.0	10.0
Terminations	—	7.9	—	—	10.0	17.9
Balance at March 31, 2014	$150.0	$622.5	$600.0	$97.0	$—	$1,469.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of March 31, 2014 and December 31, 2013, we had $622.5 million and $630.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

For the three months ended March 31, 2014 and 2013, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2014, we expect to amortize approximately $47.3 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

Subsequent to March 31, 2014, we gave notice of our election to redeem on May 15, 2014 a portion of the outstanding principal of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. In conjunction with this redemption, we will reclassify approximately $13 million of the deferred gain on cash flow hedges from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. This amount represents the applicable portion of the deferred gain from previously terminated derivatives associated with the hedge of this debt. See Note 11 for further information.

As of March 31, 2014, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2014 and December 31, 2013, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.4 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively, with an offsetting gain on the related interest rate swaps.

As of March 31, 2014 and December 31, 2013, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(1.6) million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three months ended March 31, 2014, and 2013, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2014 and December 31, 2013, we held $97.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 5 - Derivative Financial Instruments - Continued

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$8.1	Other Liabilities	$30.9
Foreign Exchange Contracts	Other L-T Investments	2.8	Other Liabilities	84.8
Total		$10.9		$115.7

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$2.0
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	44.7
Total				$46.7

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$9.2	Other Liabilities	$35.0
Foreign Exchange Contracts	Other L-T Investments	1.6	Other Liabilities	98.7
Total		$10.8		$133.7

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.9
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	53.2
Total				$55.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(2.2)
Foreign Exchange Contracts	12.9	4.1
Total	$12.9	$1.9

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$11.7	$10.0
Foreign Exchange Contracts	(1.1)	(1.7)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	2.5	—
Foreign Exchange Contracts	(2.1)	(6.7)
Interest and Debt Expense
Interest Rate Swaps	(0.4)	(0.4)
Total	$10.6	$1.2
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.4)	$(0.3)
Embedded Derivative in Modified Coinsurance Arrangement	8.5	6.4
Total	$8.1	$6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	187.2	8.5	7.6	(0.2)	203.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	2.4	(6.8)	—	0.7	(3.7)
Net Other Comprehensive Income	189.6	1.7	7.6	0.5	199.4
Balance at March 31, 2014	$325.3	$398.0	$(39.5)	$(229.4)	$454.4

Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(73.3)	(1.2)	(69.9)	1.7	(142.7)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(7.8)	(0.8)	—	9.0	0.4
Net Other Comprehensive Income (Loss)	(81.1)	(2.0)	(69.9)	10.7	(142.3)
Balance at March 31, 2013	$792.4	$399.6	$(142.5)	$(563.8)	$485.7

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2014	2013	Change
	(in millions of dollars)
Fixed Maturity Securities	$5,150.8	$4,054.8	$1,096.0
Other Investments	40.6	55.5	(14.9)
Deferred Acquisition Costs	(48.9)	(41.6)	(7.3)
Reserves for Future Policy and Contract Benefits	(4,939.7)	(4,108.5)	(831.2)
Reinsurance Recoverable	309.9	263.8	46.1
Deferred Income Tax	(187.4)	(88.3)	(99.1)
Total	$325.3	$135.7	$189.6

	March 31	December 31
	2013	2012	Change
	(in millions of dollars)
Fixed Maturity Securities	$6,803.9	$7,221.5	$(417.6)
Other Investments	72.5	92.8	(20.3)
Deferred Acquisition Costs	(61.2)	(67.0)	5.8
Reserves for Future Policy and Contract Benefits	(5,979.7)	(6,277.5)	297.8
Reinsurance Recoverable	353.9	351.5	2.4
Deferred Income Tax	(397.0)	(447.8)	50.8
Total	$792.4	$873.5	$(81.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$(3.7)	$12.7
Other-Than-Temporary Impairment Loss	—	(0.8)
	(3.7)	11.9
Income Tax Expense (Benefit)	(1.3)	4.1
Total	$(2.4)	$7.8

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$11.7	$10.0
Loss on Foreign Exchange Contracts	(1.1)	(1.7)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	2.5	—
Loss on Foreign Exchange Contracts	(2.1)	(6.7)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(0.4)
	10.6	1.2
Income Tax Expense	3.8	0.4
Total	$6.8	$0.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(1.4)	$(14.9)
Amortization of Prior Service Credit	0.4	1.2
	(1.0)	(13.7)
Income Tax Benefit	(0.3)	(4.7)
Total	$(0.7)	$(9.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$383.5	$392.7
Group Short-term Disability	137.3	131.0
Group Life and Accidental Death & Dismemberment
Group Life	309.9	302.2
Accidental Death & Dismemberment	30.6	30.9
Supplemental and Voluntary
Individual Disability - Recently Issued	115.9	120.1
Voluntary Benefits	175.3	162.8
	1,152.5	1,139.7
Unum UK
Group Long-term Disability	103.0	97.9
Group Life	34.8	31.0
Supplemental	13.9	14.9
	151.7	143.8
Colonial Life
Accident, Sickness, and Disability	189.1	184.8
Life	57.4	54.8
Cancer and Critical Illness	69.9	67.5
	316.4	307.1
Closed Block
Individual Disability	161.1	181.8
Long-term Care	156.5	158.8
All Other	0.3	(0.3)
	317.9	340.3
Total	$1,938.5	$1,930.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 7 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2014

Premium Income	$1,152.5	$151.7	$316.4	$317.9	$—	$1,938.5
Net Investment Income	226.4	33.6	36.9	316.3	(0.7)	612.5
Other Income	30.9	(0.1)	(0.1)	21.6	1.5	53.8
Operating Revenue	$1,409.8	$185.2	$353.2	$655.8	$0.8	$2,604.8

Operating Income (Loss)	$210.8	$36.5	$79.4	$29.1	$(34.2)	$321.6

Three Months Ended March 31, 2013

Premium Income	$1,139.7	$143.8	$307.1	$340.3	$—	$1,930.9
Net Investment Income	235.7	30.8	39.7	313.1	1.8	621.1
Other Income	36.7	0.1	—	24.1	1.6	62.5
Operating Revenue	$1,412.1	$174.7	$346.8	$677.5	$3.4	$2,614.5

Operating Income (Loss)	$208.1	$31.3	$75.4	$27.3	$(33.7)	$308.4

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars)
Operating Revenue	$2,604.8	$2,614.5
Net Realized Investment Gain	6.3	10.3
Total Revenue	$2,611.1	$2,624.8

Operating Income	$321.6	$308.4
Net Realized Investment Gain	6.3	10.3
Non-operating Retirement-related Loss	(1.4)	(14.9)
Income Before Income Tax	$326.5	$303.8

Assets by segment are as follows:

	March 31	December 31
	2014	2013
	(in millions of dollars)
Unum US	$18,517.9	$18,384.3
Unum UK	3,793.4	3,654.1
Colonial Life	3,542.5	3,482.9
Closed Block	32,397.3	31,564.2
Corporate	2,827.5	2,318.1
Total	$61,078.6	$59,403.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 8 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. We maintain a separate defined benefit plan for eligible employees in our U.K. operation (the U.K. plan). The U.S. defined benefit pension plans were closed to new entrants and amended to freeze participation and benefit accruals for existing participants effective December 31, 2013. The U.K. plan was closed to new entrants effective December 31, 2002 and was amended to freeze participation for existing participants effective June 30, 2014.

The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Service Cost	$0.9	$14.9	$1.1	$1.1	$0.1	$0.2
Interest Cost	22.5	21.9	2.3	2.1	2.0	2.0
Expected Return on Plan Assets	(29.5)	(25.5)	(3.4)	(3.0)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	1.3	14.6	0.1	0.3	—	—
Prior Service Credit	—	—	—	—	(0.4)	(1.2)
Total	$(4.8)	$25.9	$0.1	$0.5	$1.5	$0.8

Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2014	2013
	(in millions of dollars, except share data)
Numerator
Net Income	$228.9	$212.6

Denominator (000s)
Weighted Average Common Shares - Basic	259,408.5	269,361.1
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,301.4	993.3
Weighted Average Common Shares - Assuming Dilution	260,709.9	270,354.4

Net Income Per Common Share
Basic	$0.88	$0.79
Assuming Dilution	$0.88	$0.79

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $19.38 to $34.73, and the nonvested performance share units have grant prices ranging from $23.97 to $33.86.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three month periods ended March 31, 2014 and 2013 , a de minimis amount and approximately 0.4 million potential common shares, respectively, were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	December 2013	July 2012
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0
Remaining Repurchase Amount at March 31, 2014	$629.9	$—

The December 2013 share repurchase program has an expiration date of June 12, 2015.

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended March 31
	2014	2013
	(in millions)
Shares Repurchased	2.9	3.7
Cost of Shares Repurchased	$100.1	$95.1

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

Claims Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 10 - Commitments and Contingent Liabilities - Continued

consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.

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
Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We are cooperating fully with this examination, as well as with a Delaware Market Conduct examination and a Voluntary Disclosure Agreement process with the state of Minnesota. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 10 - Commitments and Contingent Liabilities - Continued

dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints.
In May 2013, a purported class action complaint entitled Ruben Don v. Unum Life Insurance Company of America, Wedner Insurance Group, Inc. dba The Morton Wedner Insurance Agency, and Does 1-30, was filed in the Superior Court of California, County of Los Angeles.  The plaintiff seeks to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleges we incorrectly administer the inflation protection feature, resulting in an underpayment of benefits.  The complaint makes allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. In June 2013, we removed the case to the United States District Court for the Central District of California.  In March 2014, we filed a motion to dismiss the case. Rather than oppose the motion, plaintiff filed an amended purported class action complaint in April 2014 entitled Ruben Don v. Unum Group and Unum Life Insurance Company of America in the United States District Court for the Central District of California. The plaintiff seeks to represent a nationwide class and a California class of insureds who were issued long-term care policies containing an inflation protection feature. Similar to the original complaint, the plaintiff alleges we incorrectly administer the inflation protection feature, resulting in an underpayment of benefits. The complaint makes allegations of breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and declaratory and injunctive relief. We are in the process of preparing our response to this complaint.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2014
Note 11 - Debt

At March 31, 2014, short-term debt consisted entirely of securities lending agreements.

We had no amount outstanding on our revolving credit facility at March 31, 2014.

In March 2014, we issued $350.0 million of unsecured 10-year senior notes in a public offering. The notes have an annual coupon rate of 4.00%.

During the three months ended March 31, 2014, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In January 2013, we purchased and retired the outstanding principal of $62.5 million on our senior secured non-recourse notes issued by Tailwind Holdings, LLC, resulting in a before-tax gain of $4.0 million.

Subsequent to March 31, 2014, we gave notice of our election to redeem on May 15, 2014 a portion of the outstanding principal of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. An aggregate principal amount of $145.0 million of the 6.85% debt will be redeemed at a redemption price equal to the greater of the principal amount of the debt redeemed or the make-whole amount, plus in each case any accrued and unpaid interest on the principal amount redeemed. In conjunction with this redemption, we will reclassify the applicable portion of the deferred gain on cash flow hedges from accumulated other comprehensive income to earnings. We expect the redemption to have an immaterial impact on our second quarter of 2014 net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

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

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our remaining segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Segment Results" included herein in this Item 2.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2013.

Operating Performance and Capital Management

For the first quarter of 2014, we reported net income of $228.9 million, or $0.88 per diluted common share, compared to net income of $212.6 million, or $0.79 per diluted common share, in the same period of 2013. After-tax operating income, which excludes net realized investment gains and losses and non-operating retirement-related gains or losses was $225.7 million, or $0.87 per diluted common share, in the first quarter of 2014, compared to $215.6 million, or $0.80 per diluted common share, in the same period of 2013. Earnings per share were favorably impacted by our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, was slightly lower in the first quarter of 2014 relative to the same period of 2013, with the growth in our premium income offset by declines in both net investment income and other income. Before-tax operating income increased by 4.3 percent in the first quarter of 2014 compared to the same period of 2013, with favorable earnings in all of our segments other than our Corporate segment.

Our Unum US segment reported an increase in operating income of 1.3 percent in the first quarter of 2014 compared to the same period of 2013, with growth in premium income and overall favorable risk results. Premium income increased 1.1 percent in the first quarter of 2014 compared to the same period of 2013. The benefit ratio for our Unum US segment for the first quarter of 2014 was 70.2 percent compared to 70.9 percent in the same period of 2013. Unum US sales increased 7.2 percent in the first quarter of 2014 compared to the same period of 2013. Persistency remains strong and is generally consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 8.9 percent in the first quarter of 2014 compared to the same period of 2013, with slightly favorable net investment income and expenses and generally stable risk results. Premium income in local currency declined 1.3 percent in the first quarter of 2014 relative to the same period of 2013. The benefit ratio for Unum UK was 70.1 percent in the first quarter of 2014 compared to 69.5 percent in the same period of 2013. Unum UK sales in the first quarter of 2014 decreased 1.0 percent, in local currency, compared to the same period of 2013. Persistency is stable, but continues to be low for group life as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported an increase in operating income of 5.3 percent in the first quarter of 2014 compared to the same period of 2013, with growth in premium income and favorable risk results. Premium income grew 3.0 percent in the first quarter of 2014 compared to the same period of 2013. The benefit ratio for Colonial Life was 50.5 percent in the first quarter of 2014 compared to 52.5 percent in the first quarter of 2013. Colonial Life sales increased 6.5 percent in the first quarter of 2014 compared to the same period of 2013. Persistency in the first quarter of 2014 was generally stable relative to the prior year.

Our Closed Block segment reported an increase in operating income of 6.6 percent in the first quarter of 2014 compared to the same period of 2013, with an increase in net investment income and favorable risk results in our long-term care line of business.

Although investment income continues to be pressured by the low interest rate environment, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $5.2 billion at March 31, 2014 compared to $4.1 billion at December 31, 2013, with the increase due primarily to a decline in U.S. Treasury rates during the first three months of 2014.

We believe our capital and financial positions are strong. At March 31, 2014, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent, compared to 405 percent at December 31, 2013. During the first quarter of 2014, we repurchased 2.9 million shares of Unum Group common stock at a cost of approximately $100 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $822 million at March 31, 2014, relative to $514 million at December 31, 2013. The increase was due primarily to the issuance of $350 million of 4.00% senior notes in March 2014.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We anticipate the environment for 2014 will be somewhat similar to modestly improving from 2013. While we continue to experience relatively low interest rates and below-average economic growth, we have strategies in place which we believe will help us navigate this environment. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. During 2014, we will continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and product offerings. Our strategy will be centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, should allow us to meet our long-term financial objectives.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2014.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for information on new accounting standards and the impact, if any, on our financial position or results of operations.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2014	% Change	2013
Revenue
Premium Income	$1,938.5	0.4%	$1,930.9
Net Investment Income	612.5	(1.4)	621.1
Net Realized Investment Gain	6.3	(38.8)	10.3
Other Income	53.8	(13.9)	62.5
Total Revenue	2,611.1	(0.5)	2,624.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,631.3	(1.0)	1,648.5
Commissions	236.0	(0.9)	238.2
Interest and Debt Expense	37.9	2.2	37.1
Deferral of Acquisition Costs	(129.0)	9.1	(118.2)
Amortization of Deferred Acquisition Costs	118.6	(4.2)	123.8
Compensation Expense	201.0	1.7	197.6
Other Expenses	188.8	(2.7)	194.0
Total Benefits and Expenses	2,284.6	(1.6)	2,321.0

Income Before Income Tax	326.5	7.5	303.8
Income Tax	97.6	7.0	91.2

Net Income	$228.9	7.7	$212.6

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.659 and 1.550 for the three months ended March 31, 2014 and 2013, respectively. If the first quarter of 2013 results for our U.K. operations had been translated at the exchange rate of the first quarter of 2014, our operating revenue and operating income by segment in the first quarter of 2013 would have been higher by approximately $12.4 million and $2.3 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Consolidated premium income for the first quarter of 2014 increased slightly relative to the same period of 2013. Although we experienced premium growth in our Unum US and Colonial Life segments due to increased sales and stable persistency, the level of growth remains below our long-term expectations. We believe premium growth in many of our product lines continues to be unfavorably impacted by the below-average economic growth and the competitive environment. Offsetting the growth in premium income in Unum US and Colonial Life was a slight decline in premium income in local currency for our Unum UK segment due to a reduction in the inforce block during 2013 as a result of the re-pricing of certain of our product lines through premium rate increases. Premium income continued to decline, as expected, in our Closed Block segment. Further discussion of premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income was lower in the first quarter of 2014 relative to the same period of 2013 due primarily to a decline in the yield on our invested assets and lower income from bond call premiums and private equity partnership investments. These decreases were partially offset by an increase in the level of invested assets and higher income on our Unum UK inflation index-linked bonds.

We recognized a net realized investment gain of $6.3 million and $10.3 million in the first quarter of 2014 and 2013, respectively. Included in these amounts is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized gain of $8.5 million and $6.4 million in the first quarter of 2014 and 2013, respectively.

The consolidated benefit ratios were 84.2 percent and 85.4 percent in the first quarter of 2014 and 2013, respectively. The underlying risk results in the first quarter of 2014 for each of our principal operating business segments, as well as for the majority of our product lines within those segments, were favorable or consistent with the first quarter of 2013. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the first quarter of 2014 was higher than the same period of 2013 due primarily to the issuance of $350.0 million of 4.00% senior notes in March 2014.

The deferral of acquisition costs in the first quarter of 2014 was higher than in the first quarter of 2013 due primarily to sales growth in certain of our product lines. The amortization of acquisition costs in the first quarter of 2014 was lower than in the same period of 2013 due to a decline in the level of amortization that results from higher levels of policy terminations relative to assumptions. Further discussion of deferred acquisition costs and amortization by product line for each of our segments is included in "Segment Results" as follows.

Other expenses, including compensation expense, were in aggregate lower in the first quarter of 2014 compared to the same period of 2013 due in part to our continued focus on operating effectiveness and expense management. The amortization of our net actuarial loss is lower in the first quarter of 2014 compared to the first quarter of 2013 due to pension plan amendments adopted in the second and third quarters of 2013. The lower amortization is partially offset by increased contributions to our defined contribution plans as a result of amendments to these plans which became effective January 1, 2014. We do not include the amortization of actuarial gains or losses in the expenses which are allocated to our segments because these costs are primarily driven by market performance and are not indicative of the operational results of our businesses. We do include the contributions to our defined contribution plans in the expenses which are allocated to our segments because these costs are resource driven. As such, our operating income or loss by segment year over year will include a higher level of allocated retirement-related costs.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue," "before-tax operating income" or "before-tax operating loss," and "after-tax operating income" differ from total revenue, income before income tax, and net income as presented in our consolidated operating results and in income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. Realized investment gains or losses depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments. Our investment focus is on investment income to support our insurance liabilities as opposed to the generation of realized investment gains or losses. Although we may experience realized investment gains or losses which will affect future earnings levels, a long-term focus is necessary to maintain profitability over the life of the business since our underlying business is long-term in nature, and we need to earn the interest rates assumed in calculating our liabilities. The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2014	2013
Operating Revenue	$2,604.8	$2,614.5
Net Realized Investment Gain	6.3	10.3
Total Revenue	$2,611.1	$2,624.8

Before-tax Operating Income	$321.6	$308.4
Net Realized Investment Gain	6.3	10.3
Non-operating Retirement-related Loss	(1.4)	(14.9)
Income Before Income Tax	$326.5	$303.8

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended March 31
	2014		2013
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$225.7	$0.87	$215.6	$0.80
Net Realized Investment Gain, Net of Tax	4.1	0.01	6.7	0.03
Non-operating Retirement-related Loss, Net of Tax	(0.9)	—	(9.7)	(0.04)
Net Income	$228.9	$0.88	$212.6	$0.79

* Assuming Dilution
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2014	% Change	2013
Unum US	$211.7	7.2%	$197.5

Unum UK	£10.4	(1.0)%	£10.5

Colonial Life	$72.0	6.5%	$67.6

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income	$1,152.5	1.1%	$1,139.7
Net Investment Income	226.4	(3.9)	235.7
Other Income	30.9	(15.8)	36.7
Total	1,409.8	(0.2)	1,412.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	809.5	0.2	807.9
Commissions	136.5	0.4	135.9
Deferral of Acquisition Costs	(74.3)	16.1	(64.0)
Amortization of Deferred Acquisition Costs	70.9	(7.6)	76.7
Other Expenses	256.4	3.6	247.5
Total	1,199.0	(0.4)	1,204.0

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$210.8	1.3	$208.1

Operating Ratios (% of Premium Income):
Benefit Ratio	70.2%		70.9%
Other Expense Ratio	22.2%		21.7%
Before-tax Operating Income Ratio	18.3%		18.3%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$383.5	(2.3)%	$392.7
Group Short-term Disability	137.3	4.8	131.0
Total Premium Income	520.8	(0.6)	523.7
Net Investment Income	132.4	(6.4)	141.5
Other Income	21.8	(21.6)	27.8
Total	675.0	(2.6)	693.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	432.5	(2.0)	441.4
Commissions	41.4	(5.0)	43.6
Deferral of Acquisition Costs	(9.9)	47.8	(6.7)
Amortization of Deferred Acquisition Costs	6.5	25.0	5.2
Other Expenses	136.0	3.3	131.6
Total	606.5	(1.4)	615.1

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$68.5	(12.1)	$77.9

Operating Ratios (% of Premium Income):
Benefit Ratio	83.0%		84.3%
Other Expense Ratio	26.1%		25.1%
Before-tax Operating Income Ratio	13.2%		14.9%

Persistency:
Group Long-term Disability	88.9%		88.9%
Group Short-term Disability	88.1%		89.8%

Premium income declined slightly in the first quarter of 2014 compared to the same period of 2013 due to a decline in group long-term disability as a result of lower sales in 2013, partially offset by growth from premium rate increases and stable persistency. Group short-term disability had growth in premium income due to higher sales. Net investment income declined in the first quarter of 2014 relative to the same period of 2013 due to a decrease in the level of invested assets, a decline in invested asset yields, and lower income from bond call premiums. Other income for 2014 included fees from administrative services products of $19.0 million compared to $20.8 million in 2013. Also included in other income for the first quarter of 2013 is a gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings, LLC.

Risk results were favorable in the first quarter of 2014 compared to the same period of 2013 due to favorable claim incidence rates and claim recovery experience.

The deferral and amortization of acquisition costs were both higher in the first quarter of 2014 relative to the same period of 2013 due to an increase in deferrable expenses and the continued growth in the level of the deferred asset. The other expense ratio for the first quarter of 2014 increased relative to the same period of 2013 due to a decline in premium income and an increase in other expenses driven by technology investments and a higher level of allocated retirement-related costs.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Group Life	$309.9	2.5%	$302.2
Accidental Death & Dismemberment	30.6	(1.0)	30.9
Total Premium Income	340.5	2.2	333.1
Net Investment Income	35.2	(1.4)	35.7
Other Income	0.4	(20.0)	0.5
Total	376.1	1.8	369.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	239.3	1.7	235.3
Commissions	28.5	0.4	28.4
Deferral of Acquisition Costs	(7.2)	26.3	(5.7)
Amortization of Deferred Acquisition Costs	5.3	29.3	4.1
Other Expenses	50.4	2.2	49.3
Total	316.3	1.6	311.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$59.8	3.3	$57.9

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.6%
Other Expense Ratio	14.8%		14.8%
Operating Income Ratio	17.6%		17.4%

Persistency:
Group Life	89.5%		88.9%
Accidental Death & Dismemberment	89.6%		89.9%

Premium income increased in the first quarter of 2014 compared to the same period of 2013 primarily due to growth in the inforce block of business resulting from sales and favorable persistency, as well as premium rate increases. Net investment income was slightly lower in the first quarter of 2014 compared to the same period of 2013 primarily due to a decrease in yield on invested assets, partially offset by an increase in the level of invested assets and higher income from bond call premiums.

Risk results were generally consistent in the first quarter of 2014 compared to the same period of 2013, with lower claim incidence partially offset by a higher average claim size.

The deferral and amortization of acquisition costs were both higher in the first quarter of 2014 relative to the same period of 2013 due to an increase in deferrable expenses and the continued growth in the level of the deferred asset. The other expense ratio in the first quarter of 2014 was generally consistent with the same period of 2013.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$115.9	(3.5)%	$120.1
Voluntary Benefits	175.3	7.7	162.8
Total Premium Income	291.2	2.9	282.9
Net Investment Income	58.8	0.5	58.5
Other Income	8.7	3.6	8.4
Total	358.7	2.5	349.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	137.7	5.0	131.2
Commissions	66.6	4.2	63.9
Deferral of Acquisition Costs	(57.2)	10.9	(51.6)
Amortization of Deferred Acquisition Costs	59.1	(12.3)	67.4
Other Expenses	70.0	5.1	66.6
Total	276.2	(0.5)	277.5

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$82.5	14.1	$72.3

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	27.2%		25.2%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	49.0%		46.2%
Voluntary Benefits	46.1%		46.5%
Other Expense Ratio	24.0%		23.5%
Before-tax Operating Income Ratio	28.3%		25.6%

Persistency:
Individual Disability - Recently Issued	90.6%		90.6%
Voluntary Benefits	78.0%		77.2%

Premium income was higher in the first quarter 2014 compared to the same period of 2013, driven by growth in voluntary benefits resulting from favorable persistency and higher sales. This increase was offset partially by a decrease in the individual disability - recently issued product line due primarily to a reinsurance contract entered into during the second quarter of 2013 to cede a small block of business. Net investment income in the first quarter of 2014 was generally consistent with the level of 2013, with the increase in the level of invested assets mostly offset by a decline in yield.

Risk results for the individual disability - recently issued product line were unfavorable during the first quarter of 2014 compared to the same period of 2013 due primarily to an increase in claim incidence rates and lower claim recoveries, partially offset by a favorable change in active life reserves resulting from terminations. Risk results for voluntary benefits were generally consistent with the first quarter of 2013.

Commissions and deferral of acquisition costs were higher in the first quarter of 2014 compared to the same period of 2013 due primarily to higher sales in the voluntary benefits product line. The amortization of deferred acquisition costs was lower in the first quarter of 2014 compared to the same period of 2013 due to unfavorable policy terminations in the first quarter of last year relative to assumptions for certain issues years within certain product lines. The other expense ratio in the first quarter of 2014 increased relative to the same period of 2013 due to an increase in other expenses driven by technology investments and a higher level of allocated retirement-related costs.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2014	% Change	2013
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$32.7	5.1%	$31.1
Group Short-term Disability	19.8	25.3	15.8
Group Life and AD&D	41.3	12.2	36.8
Subtotal	93.8	12.1	83.7
Supplemental and Voluntary
Individual Disability - Recently Issued	14.6	(3.9)	15.2
Voluntary Benefits	103.3	4.8	98.6
Subtotal	117.9	3.6	113.8
Total Sales	$211.7	7.2	$197.5

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$60.0	16.5%	$51.5
Large Case Market	33.8	5.0	32.2
Subtotal	93.8	12.1	83.7
Supplemental and Voluntary	117.9	3.6	113.8
Total Sales	$211.7	7.2	$197.5

Sales in our Unum US group core and large case market segments increased in the first quarter of 2014 compared to the same period of 2013. New account sales increased in both markets, although sales to existing customers decreased in the large case market. The sales mix in our group market sector in the first quarter of 2014 was approximately 64 percent core market and 36 percent large case market, generally consistent with the level of 2013.

Sales of voluntary benefits were higher in the first quarter of 2014 compared to the same period of 2013, driven by an increase in core market sales and a slight increase in large case market sales. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were slightly lower in the first quarter of 2014 compared to the same period of 2013 due to lower new account sales partially offset by an increase in sales to existing customers.
Segment Outlook

During 2014, we expect to continue to produce profitable returns in a challenging market. We believe we will achieve year-over-year growth in premium income during the remainder of 2014, although premium growth, particularly growth within existing customer accounts, may continue to be pressured during 2014 by the below-average economic growth and the competitive environment. Opportunities for premium growth that are consistent with our long-term objectives are not expected to re-emerge until the economy further improves. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond call premiums and other types of miscellaneous net investment income. The low interest rate environment and the tightening of credit spreads continue to place near-term pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with these pricing levels on new and renewal business throughout 2014. We anticipate that the benefit ratio for full year 2014 for our group disability product line will be slightly below the level of 2013, as we place premium rate in the market to mitigate the impact of lower investment interest rates. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our supplemental and voluntary product line, by higher than expected policy terminations. We believe future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness.

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

We remain confident in our strategy of providing consumers with valuable financial protection benefits, broadening our employer client relationships, and building collaborative partnerships with complementary product manufacturers, technology firms, and distributors.  There are significant growth opportunities in each of our markets and within our existing client base, and we continue to invest in the people, processes, and technologies that will allow us to enhance our ability to grow the market over the long term.  Underpinning our strategy is our continued commitment to risk management discipline, talent development, and our core values.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include individual disability and critical illness. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$103.0	5.2%	$97.9
Group Life	34.8	12.3	31.0
Supplemental	13.9	(6.7)	14.9
Total Premium Income	151.7	5.5	143.8
Net Investment Income	33.6	9.1	30.8
Other Income	(0.1)	N.M.	0.1
Total	185.2	6.0	174.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	106.4	6.4	100.0
Commissions	9.9	(3.9)	10.3
Deferral of Acquisition Costs	(2.2)	(4.3)	(2.3)
Amortization of Deferred Acquisition Costs	3.2	(22.0)	4.1
Other Expenses	31.4	0.3	31.3
Total	148.7	3.7	143.4

Operating Income	$36.5	16.6	$31.3

Operating Ratios (% of Premium Income):
Benefit Ratio	70.1%		69.5%
Other Expense Ratio	20.7%		21.8%
Operating Income Ratio	24.1%		21.8%

Persistency:
Group Long-term Disability	86.3%		82.2%
Group Life	69.7%		66.7%
Supplemental	85.2%		78.8%
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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred during the first quarter of 2014 compared to the same period of 2013, translating pounds into dollars increases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	£62.2	(1.4)%	£63.1
Group Life	21.0	5.0	20.0
Supplemental	8.4	(13.4)	9.7
Total Premium Income	91.6	(1.3)	92.8
Net Investment Income	20.3	2.5	19.8
Total	111.9	(0.6)	112.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	64.3	(0.3)	64.5
Commissions	6.0	(9.1)	6.6
Deferral of Acquisition Costs	(1.3)	(13.3)	(1.5)
Amortization of Deferred Acquisition Costs	1.9	(29.6)	2.7
Other Expenses	19.0	(5.5)	20.1
Total	89.9	(2.7)	92.4

Operating Income	£22.0	8.9	£20.2

Weighted Average Pound/Dollar Exchange Rate	1.659		1.550

Premium income was lower in the first quarter of 2014 compared to the same period of 2013 due primarily to policy terminations during 2013 that resulted from the initiation of premium rate increases in our group long-term disability and group life product lines, partially offset by premium rate increases placed in existing accounts. Group life premium income is higher than the prior year first quarter due also to an increased retention level, effective January 1, 2014, in our reinsurance program for our group life products that provide lump sum benefits.

Net investment income increased in the first quarter of 2014 compared to the same period of 2013 due primarily to higher income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. This increase was partially offset by declines in invested asset yields, income from bond calls, and the level of invested assets.

Group long-term disability risk results were unfavorable in the first quarter of 2014 compared to the same period of 2013 due primarily to a higher claim incidence rate. Group life risk results were favorable in the first quarter of 2014 compared to the same period of 2013 due primarily to lower mortality rates on the retained business. Supplemental risk results were slightly unfavorable in the first quarter of 2014 compared to the same period of 2013 due to a higher claim incidence rate for the individual critical illness product line.

Commissions and deferral of acquisition costs were lower in the first quarter of 2014 compared to the same period of 2013 due to a lower level of costs attributable to sales activity. The amortization of deferred acquisition costs was lower in the first quarter of 2014 compared to the prior year first quarter due to a decrease in the level of the deferred asset. The other expense ratio was lower in the first quarter of 2014 compared to the same period of 2013 due primarily to continued expense management initiatives.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended March 31
	2014	% Change	2013
Sales by Product
Group Long-term Disability	$12.3	12.8%	$10.9
Group Life	4.0	(11.1)	4.5
Supplemental	1.0	—	1.0
Total Sales	$17.3	5.5	$16.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$7.6	(10.6)%	$8.5
Large Case Market	8.7	26.1	6.9
Subtotal	16.3	5.8	15.4
Supplemental	1.0	—	1.0
Total Sales	$17.3	5.5	$16.4

Sales by Product
Group Long-term Disability	£7.4	5.7%	£7.0
Group Life	2.4	(17.2)	2.9
Supplemental	0.6	—	0.6
Total Sales	£10.4	(1.0)	£10.5

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£4.5	(18.2)%	£5.5
Large Case Market	5.3	20.5	4.4
Subtotal	9.8	(1.0)	9.9
Supplemental	0.6	—	0.6
Total Sales	£10.4	(1.0)	£10.5

Sales for group long-term disability during the first quarter of 2014 were higher than in the same period of 2013, with higher new account sales and an increase in sales in the large case market. These increases were partially offset by lower sales to existing customers and lower core market sales. Group life sales were lower in the first quarter of 2014 compared to the same period of 2013 as a result of lower new account sales and a decrease in large case market sales, partially offset by an increase in sales to existing customers. Supplemental sales were consistent during the first quarter of 2014 compared to the same period of 2013 in both our individual disability and critical illness product lines.

Segment Outlook

Our primary focus during 2014 is to build key capabilities to enable us to deliver future growth. Our shift in business mix and focus on premium rate increases for both group long-term disability and group life is expected to continue to improve our profitability. However, pressure on new sales and persistency may continue, and the low interest rate environment is expected to dampen overall earnings growth. We expect that the challenging economic and competitive pricing environment in the U.K., which has continued to negatively impact Unum UK's premium growth, may continue in the near term. The current economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

In our group life business, our near-term actions regarding rate increases, reinsurance, and the discontinuance of certain product lines have reduced volatility. We will continue to implement rate increases in 2014, and we believe profit margins will continue to improve. Although group life premium income may decline as a result of these actions and a shift in business mix, during 2013 the increase to premium income from rate increases largely offset the impact of policy terminations, and we believe this trend may continue in 2014 but to a lesser extent.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$189.1	2.3%	$184.8
Life	57.4	4.7	54.8
Cancer and Critical Illness	69.9	3.6	67.5
Total Premium Income	316.4	3.0	307.1
Net Investment Income	36.9	(7.1)	39.7
Other Income	(0.1)	(100.0)	—
Total	353.2	1.8	346.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	159.8	(0.9)	161.3
Commissions	63.5	(0.8)	64.0
Deferral of Acquisition Costs	(52.5)	1.2	(51.9)
Amortization of Deferred Acquisition Costs	44.5	3.5	43.0
Other Expenses	58.5	6.4	55.0
Total	273.8	0.9	271.4

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$79.4	5.3	$75.4

Operating Ratios (% of Premium Income):
Benefit Ratio	50.5%		52.5%
Other Expense Ratio	18.5%		17.9%
Before-tax Operating Income Ratio	25.1%		24.6%

Persistency:
Accident, Sickness, and Disability	74.7%		75.8%
Life	84.8%		85.5%
Cancer and Critical Illness	82.4%		84.1%

Premium income increased in the first quarter of 2014 relative to the same period of 2013 from continued growth in the inforce block of business due to sales and generally stable persistency. Net investment income was lower in the first quarter of 2014 compared to the same period of 2013 as a result of a decrease in income from bond calls and private equity partnership investments, partially offset by an increase in the level of invested assets.

Favorable risk results in the first quarter of 2014 as compared to the same period of 2013 resulted from improved claim experience in both the cancer and critical illness product line and in the life product line. The first quarter of 2014 was also favorably impacted by the release of active life reserves on terminations of older cases in the accident, sickness, and disability and cancer and critical illness product lines.

The deferral of acquisition costs was higher in the first quarter of 2014 compared to the same period of 2013 due to sales growth. The amortization of deferred acquisition costs was higher in the first quarter of 2014 compared to same period of 2013 due to continued growth in the level of the deferred asset. The other expense ratio was higher in the first quarter of 2014 compared to the same period of 2013 due primarily to a higher level of allocated retirement-related costs.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2014	% Change	2013
Sales by Product
Accident, Sickness, and Disability	$46.7	6.4%	$43.9
Life	14.2	5.2	13.5
Cancer and Critical Illness	11.1	8.8	10.2
Total Sales	$72.0	6.5	$67.6

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$51.7	1.8%	$50.8
Large Case Market	9.7	70.2	5.7
Total Commercial Sales	61.4	8.7	56.5
Public Sector	10.6	(4.5)	11.1
Total Sales	$72.0	6.5	$67.6

The growth in sales for the first quarter of 2014 relative to the same period of 2013 occurred from growth in both new and existing account sales. Commercial market sales increased in the first quarter of 2014 compared to the same period of 2013, driven by an increase in sales in our large case market, which we define as accounts with greater than 1,000 lives. Total public sector market sales declined in the first quarter of 2014 compared to the first quarter of 2013. The number of new accounts decreased 4.9 percent in the first quarter of 2014 compared to the same period of 2013, although the average new case size increased 9.0 percent.
Segment Outlook

We believe proper execution of our growth strategy and a gradual improvement in the economy will deliver sales and premium growth that are in line with long-term expectations. However, in the near term, current economic conditions may continue to affect employment growth and buying conditions which, in turn, may impact sales and premium growth. We see the continuing U.S. economic conditions and the increasing competition in the voluntary market as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We expect our sales momentum to continue to improve during 2014 relative to the growth rate for 2013, further contributing to premium growth. Volatility in net investment income is likely to continue during 2014 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Regarding risk results, we expect our annual benefit ratio for 2014 to be generally consistent with the level of 2013, excluding the fourth quarter of 2013 reserve increase for unclaimed death benefits, and we believe our strong profit margins will continue.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability	$161.1	(11.4)%	$181.8
Long-term Care	156.5	(1.4)	158.8
All Other	0.3	N.M.	(0.3)
Total Premium Income	317.9	(6.6)	340.3
Net Investment Income	316.3	1.0	313.1
Other Income	21.6	(10.4)	24.1
Total	655.8	(3.2)	677.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	555.6	(4.1)	579.3
Commissions	26.1	(6.8)	28.0
Interest and Debt Expense	1.9	(13.6)	2.2
Other Expenses	43.1	5.9	40.7
Total	626.7	(3.6)	650.2

Operating Income Before Income Tax and Net Realized Investment Gains and Losses	$29.1	6.6	$27.3

Interest Adjusted Loss Ratios:
Individual Disability	81.5%		81.5%
Long-term Care	84.7%		89.5%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.6%		12.0%
Before-tax Operating Income (Loss) Ratio	9.2%		8.0%

Persistency:
Individual Disability	91.4%		92.5%
Long-term Care	95.3%		95.5%

N.M. = not a meaningful percentage

Total premium income decreased in the first quarter of 2014 compared to the same period of 2013 due to expected policy terminations and maturities. Premium decreases resulting from persistency trends in the long-term care line of business were partially offset by the favorable impact of premium rate increases on certain policies. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was slightly higher in the first quarter of 2014 compared to the same period of 2013 due to higher asset levels, partially offset by a decrease in the yield on invested assets. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the first quarter of 2014 compared to the same period of 2013 primarily due to a decrease in tax-related reimbursements between us and the ceding insurer as well as lower investment income in the portfolios held by the ceding companies.

Individual disability overall risk results for the first quarter of 2014 were consistent with the same period of 2013. Long-term care risk results were favorable in the first quarter of 2014 compared to the same period of 2013 due to lower claim incidence rates as well as favorable development in active life reserves resulting in part from terminations and changes in coverage for existing policyholders.

Interest and debt expense in the first quarter of 2014 was lower than in the same period of 2013 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest.
The other expense ratio was higher in the first quarter of 2014 compared to the same period of 2013 due to decreasing premium income and an increase in expenses attributable to our long-term care product line.

Segment Outlook

During 2014, we intend to continue our focus on operational effectiveness, rate increases, and capital management. We expect operating revenue to decline over time as these closed blocks of business wind down, although we anticipate additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates may continue to be issued where we are required to do so under the terms of existing group policies. We will likely experience volatility in net investment income due to the volatility of bond call premiums relative to historical levels. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2014	% Change	2013
Operating Revenue
Net Investment Income	$(0.7)	(138.9)%	$1.8
Other Income	1.5	(6.3)	1.6
Total	0.8	(76.5)	3.4

Interest and Other Expenses	35.0	(5.7)	37.1

Operating Loss	$(34.2)	(1.5)	$(33.7)

Net investment income was lower in the first quarter of 2014 compared to the same period of 2013 due to a decrease in the yield on invested assets and lower income from bond calls, partially offset by higher asset levels. The negative impact on net investment income and operating income attributable to tax credit partnerships is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments.

Interest and other expenses were lower in the first quarter of 2014 compared to the same period of 2013 due primarily to a higher level of retirement-related costs allocated to our other segments, partially offset by an increase in interest expense on debt.
Segment Outlook

We expect the quality of our investment portfolio to remain strong. The impact on net investment income attributable to tax credit partnerships is likely to continue to negatively impact net investment income for our Corporate segment throughout 2014. However, this is offset by a lower income tax rate due to the tax benefits recognized as a result of these investments. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements, and we expect to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated.

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

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.25 percent as of March 31, 2014, compared to a yield of 6.28 percent as of December 31, 2013. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. As previously noted, cash flows from the in-force asset and liability portfolios are projected at varying interest rate levels to obtain a range of projected cash flows under different interest rate scenarios. To assess the impact of a duration mismatch which may occur under the different interest rate scenarios, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2014

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,788.2	$237.6	$358.2	$22.7	$2,430.0	$260.3
Capital Goods	3,756.7	430.7	255.3	6.6	3,501.4	437.3
Communications	2,890.3	414.0	236.2	7.4	2,654.1	421.4
Consumer Cyclical	1,267.9	146.3	8.8	0.1	1,259.1	146.4
Consumer Non-Cyclical	5,779.3	672.3	602.0	28.0	5,177.3	700.3
Energy (Oil & Gas)	3,772.9	549.3	249.7	10.4	3,523.2	559.7
Financial Institutions	3,389.8	323.7	129.4	2.0	3,260.4	325.7
Mortgage/Asset-Backed	2,286.7	184.2	263.8	2.6	2,022.9	186.8
Sovereigns	1,371.0	165.3	34.8	1.0	1,336.2	166.3
Technology	964.6	70.9	230.9	7.5	733.7	78.4
Transportation	1,474.4	192.7	95.2	3.3	1,379.2	196.0
U.S. Government Agencies and Municipalities	3,083.5	392.1	257.2	20.2	2,826.3	412.3
Public Utilities	10,803.1	1,366.3	677.2	28.0	10,125.9	1,394.3
Redeemable Preferred Stocks	38.4	5.4	—	—	38.4	5.4
Total	$43,666.8	$5,150.8	$3,398.7	$139.8	$40,268.1	$5,290.6

Our gross unrealized loss on fixed maturity securities, which for investment-grade securities was $113.5 million and for below-investment-grade securities was $26.3 million at March 31, 2014, relates primarily to changes in interest rates or changes in market or sector credit spreads that occurred subsequent to the acquisition of the securities. The magnitude of the loss, as well as the length of time in a loss position, was generally consistent throughout 2013 and during the first quarter of 2014. We held no fixed maturity securities at March 31, 2014 with a gross unrealized loss of $10.0 million or greater.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or the sale of fixed-maturity securities during the first quarter of 2014 or 2013.

At March 31, 2014, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and all such securities are rated investment-grade absent the guaranty insurance policy. At March 31, 2014, we held $204.8 million fair value ($186.0 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At March 31, 2014, our mortgage/asset-backed securities had an average life of 5.32 years, effective duration of 4.38 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2014, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,134.9 million and $3,294.5 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  At March 31, 2014, we had minimal exposure in those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,843.3 million and $1,815.1 million on an amortized cost basis at March 31, 2014 and December 31, 2013, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at March 31, 2014 that were considered impaired and were carried at the estimated net realizable value of $31.2 million, net of a valuation allowance of $4.5 million. We held one mortgage loan at December 31, 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.2 million at March 31, 2014. We held $2.8 million of cash collateral from our counterparties at March 31, 2014. The carrying value of fixed maturity securities posted as collateral to our counterparties was $80.4 million at March 31, 2014. We had no cash collateral posted to our counterparties at March 31, 2014. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $39.9 million on a fair value basis at March 31, 2014 and December 31, 2013.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013 and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $822 million and $514 million at March 31, 2014 and December 31, 2013, respectively. The net increase was due primarily to the issuance of debt less the cost of common stock repurchases during the quarter. The March 31, 2014 balance, of which approximately $291 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 1.9 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in December 2013 and authorizes the repurchase of up to $750 million of common stock through June 2015, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The dollar value of shares remaining under the current repurchase program was approximately $630 million at March 31, 2014. During the first three months of 2014, we repurchased 2.9 million shares at a cost of approximately $100 million.

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

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and UnumProvident International Ltd (UPIL), all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) domiciled in the United States with Unum Group as the ultimate parent. The ability of Northwind Re, Tailwind Re, and UPIL to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re, Tailwind Re, and UPIL.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. During 2014, we intend to retain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions during the first quarter of 2014 of approximately $21.2 million and £0.7 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $44.6 million and £2.0 million during the remainder of 2014. We contribute to our U.K. defined benefit pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £0.7 million during the first quarter of 2014, and we expect to make additional contributions of approximately £0.7 million during the remainder of 2014. We do not expect to make contributions to our U.S. qualified defined benefit pension plan during 2014.

We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At March 31, 2014, we had short-term debt of $61.6 million, consisting entirely of securities lending agreements, and long-term debt of $2,948.2 million, consisting primarily of senior secured notes and junior subordinated debt securities.

In March 2014, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due 2024, bear interest at a fixed rate of 4.00% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $15.0 million in the first quarter of 2014.

In April 2014, we gave notice of our election to redeem on May 15, 2014 a portion of the outstanding principal of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. An aggregate principal amount of $145.0 million of the 6.85% debt will be redeemed at a redemption price equal to the greater of the principal amount of the debt redeemed or the make-whole amount, plus in each case any accrued and unpaid interest on the principal amount redeemed.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013 for further discussion.

Commitments

At March 31, 2014, we had legally binding unfunded commitments of $17.9 million and $4.3 million to fund tax credit partnership investments and transferable state tax credits, respectively. These amounts are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets. In addition, we had non-binding commitments of $60.0 million to fund certain investments in private placement fixed maturity securities, $144.7 million to fund certain private equity partnerships, and $21.7 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. During the first three months of 2014, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted herein.
Transfers of Financial Assets

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $61.6 million of securities lending agreements outstanding which were collateralized by cash at March 31, 2014 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2014 was $74.3 million, and the maximum amount outstanding at any month end was $94.0 million. In addition, at March 31, 2014, we had $132.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2014 was $110.7 million, and the maximum amount outstanding at any month end was $132.5 million.

We had no repurchase agreements outstanding at March 31, 2014, nor did we utilize any repurchase agreements during the first three months of 2014. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $346.7 million for the first quarter of 2014, compared to $265.1 million in the same period of 2013. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $540.6 million for the first quarter of 2014, compared to net cash provided by investing activities of $184.1 million in the same period of 2013. Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash provided by financing activities was $176.0 million for the first quarter of 2014, compared to net cash used by financing activities of $424.5 million in the same period of 2013.

During the first quarter of 2014, we issued $350.0 million of 4.00% unsecured 10-year senior notes in a public offering and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts.

During each of the first quarters of 2014 and 2013, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings. During the first quarter of 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million.

The balance outstanding under our securities lending program decreased by $14.9 million and $219.5 million in the first quarter of 2014 and 2013, respectively.

Cash used to repurchase shares of Unum Group's common stock during the first quarter of 2014 and 2013 was $100.5 million and $99.0 million, respectively. During the first quarter of 2014 and 2013, we paid dividends of $38.3 million and $35.7 million, respectively, to holders of Unum Group's common stock.

See "Debt" contained in this Item 2 for further information.

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

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. Each of the four rating agencies has assigned an outlook of "stable" for all ratings. There have been no changes in any of the rating agencies' outlook statements or ratings during 2014 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2013 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2013. During the first three months of 2014, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We evaluated those controls based on the 1992 Integrated Internal Control Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2014	—	$—	—	$729,967,795
February 1 - February 28, 2014	1,690,085	33.50	1,690,085	673,347,856
March 1 - March 31, 2014	1,228,574	35.37	1,228,574	629,887,537
Total	2,918,659		2,918,659

(1)	The average price paid per share excludes the cost of commissions.

(2)	In December 2013, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through June 12, 2015.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 4.1	Form of 4.000% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on March 14, 2014).

Exhibit 10.1	Form of Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.2	Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.3	Form of Performance Share Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.4	Consulting Agreement between Unum Group and Kevin P. McCarthy dated as of March 31, 2014.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 8, 2014	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date: May 8, 2014	By:	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer