Form 10-Q
period 2014-06-30
Unum Group
filed 2014-07-31
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
254,778,889 shares of the registrant's common stock were outstanding as of July 29, 2014.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $38,884.8; $38,289.6)	$44,900.9	$42,344.4
Mortgage Loans	1,823.8	1,815.1
Policy Loans	3,222.4	3,276.0
Other Long-term Investments	570.8	566.0
Short-term Investments	1,047.0	913.4
Total Investments	51,564.9	48,914.9

Other Assets
Cash and Bank Deposits	112.0	94.1
Accounts and Premiums Receivable	1,641.8	1,647.8
Reinsurance Recoverable	4,854.2	4,806.5
Accrued Investment Income	796.2	700.2
Deferred Acquisition Costs	1,845.8	1,829.2
Goodwill	201.3	200.9
Property and Equipment	528.3	511.9
Income Tax Receivable	—	50.3
Other Assets	673.6	647.8

Total Assets	$62,218.1	$59,403.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2014	2013
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,564.0	$1,511.0
Reserves for Future Policy and Contract Benefits	44,673.7	43,099.1
Unearned Premiums	521.5	413.8
Other Policyholders’ Funds	1,685.9	1,658.4
Income Tax Payable	14.6	—
Deferred Income Tax	419.7	144.3
Short-term Debt	57.4	76.5
Long-term Debt	2,792.0	2,612.0
Other Liabilities	1,245.6	1,229.4

Total Liabilities	52,974.4	50,744.5

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 361,384,142 and 360,802,426 shares	36.1	36.1
Additional Paid-in Capital	2,646.2	2,634.1
Accumulated Other Comprehensive Income	631.9	255.0
Retained Earnings	8,478.9	8,083.2
Treasury Stock - at cost: 106,631,397 and 100,785,012 shares	(2,549.4)	(2,349.3)

Total Stockholders' Equity	9,243.7	8,659.1

Total Liabilities and Stockholders' Equity	$62,218.1	$59,403.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars, except share data)

Revenue
Premium Income	$1,943.6	$1,905.8	$3,882.1	$3,836.7
Net Investment Income	629.1	626.1	1,241.6	1,247.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	—	(0.8)
Net Realized Investment Gain, Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	25.9	13.3	32.2	24.4
Net Realized Investment Gain	25.9	13.3	32.2	23.6
Other Income	54.9	56.7	108.7	119.2
Total Revenue	2,653.5	2,601.9	5,264.6	5,226.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,653.4	1,661.8	3,284.7	3,310.3
Commissions	229.2	220.8	465.2	459.0
Interest and Debt Expense	52.7	37.3	90.6	74.4
Deferral of Acquisition Costs	(124.8)	(113.3)	(253.8)	(231.5)
Amortization of Deferred Acquisition Costs	106.4	101.3	225.0	225.1
Compensation Expense	200.0	194.9	401.0	392.5
Other Expenses	190.1	187.6	378.9	381.6
Total Benefits and Expenses	2,307.0	2,290.4	4,591.6	4,611.4

Income Before Income Tax	346.5	311.5	673.0	615.3

Income Tax (Benefit)
Current	78.6	112.2	108.3	194.0
Deferred	25.4	(19.3)	93.3	(9.9)
Total Income Tax	104.0	92.9	201.6	184.1

Net Income	$242.5	$218.6	$471.4	$431.2

Net Income Per Common Share
Basic	$0.94	$0.82	$1.83	$1.61
Assuming Dilution	$0.94	$0.82	$1.82	$1.61

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)

Net Income	$242.5	$218.6	$471.4	$431.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $304.7; $(734.6); $675.8; $(894.0))	572.7	(1,425.1)	1,282.7	(1,703.6)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(211.7); $500.4; $(483.7); $609.0)	(396.8)	928.3	(917.2)	1,125.7
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(11.8); $3.5; $(10.8); $3.3)	(28.5)	5.9	(26.8)	3.9
Change in Foreign Currency Translation Adjustment	30.2	0.9	37.8	(69.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $-; $118.9; $0.3; $124.4)	(0.1)	221.0	0.4	231.7
Total Other Comprehensive Income (Loss)	177.5	(269.0)	376.9	(411.3)

Comprehensive Income (Loss)	$420.0	$(50.4)	$848.3	$19.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2014	2013
	(in millions of dollars)

Common Stock
Balance at Beginning of Year and End of Period	$36.1	$36.0

Additional Paid-in Capital
Balance at Beginning of Year	2,634.1	2,607.7
Common Stock Activity	12.1	12.0
Balance at End of Period	2,646.2	2,619.7

Accumulated Other Comprehensive Income
Balance at Beginning of Year	255.0	628.0
Other Comprehensive Income (Loss)	376.9	(411.3)
Balance at End of Period	631.9	216.7

Retained Earnings
Balance at Beginning of Year	8,083.2	7,371.6
Net Income	471.4	431.2
Dividends to Stockholders (per common share: $0.29; $0.26)	(75.7)	(70.4)
Balance at End of Period	8,478.9	7,732.4

Treasury Stock
Balance at Beginning of Year	(2,349.3)	(2,030.7)
Purchases of Treasury Stock	(200.1)	(193.5)
Balance at End of Period	(2,549.4)	(2,224.2)

Total Stockholders' Equity at End of Period	$9,243.7	$8,380.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2014	2013
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$471.4	$431.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	115.7	(95.0)
Change in Deferred Acquisition Costs	(28.8)	(6.4)
Change in Insurance Reserves and Liabilities	212.3	364.5
Change in Income Taxes	157.0	(64.9)
Change in Other Accrued Liabilities	(35.5)	(6.0)
Non-cash Adjustments to Net Investment Income	(183.6)	(194.8)
Net Realized Investment Gain	(32.2)	(23.6)
Depreciation	42.9	42.7
Other, Net	6.6	0.6
Net Cash Provided by Operating Activities	725.8	448.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	288.7	288.8
Proceeds from Maturities of Fixed Maturity Securities	1,011.4	972.7
Proceeds from Sales and Maturities of Other Investments	116.1	112.7
Purchase of Fixed Maturity Securities	(1,658.3)	(1,584.9)
Purchase of Other Investments	(134.9)	(149.4)
Net Sales (Purchases) of Short-term Investments	(126.6)	589.4
Other, Net	(58.4)	(54.5)
Net Cash Provided (Used) by Investing Activities	(562.0)	174.8

Cash Flows from Financing Activities
Net Short-term Debt Repayments	(19.1)	(302.2)
Issuance of Long-term Debt	347.2	—
Long-term Debt Repayments	(175.0)	(86.2)
Cost Related to Early Retirement of Debt	(13.2)	—
Issuance of Common Stock	3.0	3.3
Repurchase of Common Stock	(202.7)	(197.4)
Dividends Paid to Stockholders	(75.7)	(70.4)
Other, Net	(10.4)	0.3
Net Cash Used by Financing Activities	(145.9)	(652.6)

Net Increase (Decrease) in Cash and Bank Deposits	17.9	(29.5)

Cash and Bank Deposits at Beginning of Year	94.1	77.3

Cash and Bank Deposits at End of Period	$112.0	$47.8

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2014
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

Note 2 - Accounting Developments

Accounting Updates Outstanding:

Accounting Standards Codification (ASC) 323 "Investments - Equity Method and Joint Ventures"

In January 2014, the Financial Accounting Standards Board (FASB) issued an update to provide guidance on the accounting and reporting for investments in affordable housing projects that qualify for low-income housing tax credits. The guidance permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects will also be required. The guidance is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted, and is to be applied retrospectively. We have not yet finalized the effect on our financial position or results of operations. We will adopt this update effective January 1, 2015.

ASC 606 "Revenue from Contracts with Customers"

In May 2014, the FASB issued an update that will supersede virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of this update are insurance contracts, although our fee-based service products are included within the scope. The issuance of the new guidance completes the joint effort by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and provide more useful information through improved disclosure requirements. The core principal of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 15, 2016 and is to be applied retrospectively. The adoption of this update will not have a material effect on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"

In June 2014, the FASB issued an update to clarify that a performance target that affects vesting of a share-based payment and can be achieved after the requisite service is to be treated as a performance condition and should not be reflected in the determination of the grant date fair value of the award. Compensation cost for such an award should be recognized over the required service period when the achievement of the performance condition becomes probable. The guidance is intended to address diversity in practice and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and may be applied either prospectively or retrospectively. The adoption of this update will not have a material effect on our financial position or results of operations. We will adopt this update effective January 1, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 2 - Accounting Developments - Continued

ASC 860 "Transfers and Servicing"

In June 2014, the FASB issued an update to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. The guidance is effective for interim and annual periods beginning after December 15, 2014, with the exception of certain of the additional disclosures, which will be effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The guidance is to be applied retrospectively for transactions outstanding on the effective date of the update. The adoption of this update will expand our disclosures but is expected to have no effect on our financial position or results of operations.

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

	June 30, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,900.9	$44,900.9	$42,344.4	$42,344.4
Mortgage Loans	1,823.8	2,011.2	1,815.1	1,980.2
Policy Loans	3,222.4	3,311.3	3,276.0	3,339.6
Other Long-term Investments
Derivatives	11.4	11.4	10.8	10.8
Equity Securities	15.4	15.4	16.4	16.4
Miscellaneous Long-term Investments	486.5	486.5	475.2	475.2

Liabilities
Policyholders' Funds
Deferred Annuity Products	$630.3	$630.3	$631.5	$631.5
Supplementary Contracts without Life Contingencies	604.3	604.3	563.1	563.1
Long-term Debt	2,792.0	3,086.5	2,612.0	2,824.4
Other Liabilities
Derivatives	133.2	133.2	135.6	135.6
Embedded Derivative in Modified Coinsurance Arrangement	32.3	32.3	53.2	53.2
Unfunded Commitments to Investment Partnerships	15.7	15.7	27.2	27.2

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
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $2,987.8 million and $3,043.7 million as of June 30, 2014 and December 31, 2013, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in power, energy, railcar leasing, infrastructure development, and mezzanine debt. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of June 30, 2014, we estimate that the underlying assets of the funds will be liquidated over the next one to ten years. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $2,252.3 million and $1,329.2 million as of June 30, 2014 and December 31, 2013, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $834.2 million and $1,495.2 million as of June 30, 2014 and December 31, 2013, respectively, and are assigned a Level 2.

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
June 30, 2014
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

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

At June 30, 2014, approximately 13.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

The remaining 86.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

In the following charts, prior year amounts have been reclassified, where applicable, between public utilities and all other corporate bonds to conform to the current year categorization of certain securities.

Fair value measurements by input level for financial instruments carried at fair value are as follows.

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$120.6	$1,068.1	$—	$1,188.7
States, Municipalities, and Political Subdivisions	—	1,882.2	131.5	2,013.7
Foreign Governments	—	1,312.4	81.2	1,393.6
Public Utilities	538.6	7,777.4	179.4	8,495.4
Mortgage/Asset-Backed Securities	—	2,564.6	—	2,564.6
All Other Corporate Bonds	5,277.3	22,757.7	1,159.7	29,194.7
Redeemable Preferred Stocks	—	25.4	24.8	50.2
Total Fixed Maturity Securities	5,936.5	37,387.8	1,576.6	44,900.9

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	8.0	—	8.0
Foreign Exchange Contracts	—	3.4	—	3.4
Total Derivatives	—	11.4	—	11.4
Equity Securities	—	12.3	3.1	15.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$26.4	$—	$26.4
Foreign Exchange Contracts	—	104.6	—	104.6
Credit Default Swaps	—	2.2	—	2.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	32.3	32.3
Total Derivatives	—	133.2	32.3	165.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$144.5	$1,051.6	$—	$1,196.1
States, Municipalities, and Political Subdivisions	—	1,608.1	175.1	1,783.2
Foreign Governments	—	1,294.7	78.5	1,373.2
Public Utilities	246.0	7,611.9	139.3	7,997.2
Mortgage/Asset-Backed Securities	—	2,038.8	0.5	2,039.3
All Other Corporate Bonds	2,132.8	23,861.6	1,923.3	27,917.7
Redeemable Preferred Stocks	—	13.9	23.8	37.7
Total Fixed Maturity Securities	2,523.3	37,480.6	2,340.5	42,344.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	9.2	—	9.2
Foreign Exchange Contracts	—	1.6	—	1.6
Total Derivatives	—	10.8	—	10.8
Equity Securities	—	11.8	4.6	16.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$35.0	$—	$35.0
Foreign Exchange Contracts	—	98.7	—	98.7
Credit Default Swaps	—	1.9	—	1.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	53.2	53.2
Total Derivatives	—	135.6	53.2	188.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30
	2014		2013
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$93.3	$166.0	$—	$61.4
Public Utilities	275.4	265.9	378.6	192.5
All Other Corporate Bonds	2,557.7	1,724.7	3,248.9	1,092.5
Total Fixed Maturity Securities	$2,926.4	$2,156.6	$3,627.5	$1,346.4

	Six Months Ended June 30
	2014		2013
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$194.1	$—
States, Municipalities, and Political Subdivisions	—	—	—	19.4
Public Utilities	288.7	81.1	550.2	33.5
All Other Corporate Bonds	3,361.2	767.2	4,372.0	771.9
Total Fixed Maturity Securities	$3,649.9	$848.3	$5,116.3	$824.8

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
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows.

	Three Months Ended June 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$156.1	$—	$5.4	$—	$(0.7)	$—	$(29.3)	$131.5
Foreign Governments	80.4	—	0.8	—	—	—	—	81.2
Public Utilities	190.6	—	2.4	—	(0.1)	58.5	(72.0)	179.4
Mortgage/Asset-Backed Securities	0.4	(0.2)	0.3	—	(0.5)	—	—	—
All Other Corporate Bonds	1,593.0	—	17.5	48.0	(61.5)	259.4	(696.7)	1,159.7
Redeemable Preferred Stocks	24.4	—	0.4	—	—	—	—	24.8
Total Fixed Maturity Securities	2,044.9	(0.2)	26.8	48.0	(62.8)	317.9	(798.0)	1,576.6

Equity Securities	3.1	—	—	—	—	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(44.7)	12.4	—	—	—	—	—	(32.3)

	Three Months Ended June 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$174.8	$—	$(10.0)	$—	$(0.5)	$—	$(12.3)	$152.0
Foreign Governments	82.6	—	(2.6)	—	—	—	—	80.0
Public Utilities	297.1	—	(1.1)	—	—	—	(220.5)	75.5
Mortgage/Asset-Backed Securities	0.5	—	(1.0)	—	—	15.4	—	14.9
All Other Corporate Bonds	1,097.7	0.8	(57.7)	38.6	(19.5)	790.0	(528.7)	1,321.2
Redeemable Preferred Stocks	24.8	—	(0.6)	—	—	—	—	24.2
Total Fixed Maturity Securities	1,677.5	0.8	(73.0)	38.6	(20.0)	805.4	(761.5)	1,667.8

Equity Securities	4.3	—	0.1	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(77.5)	12.4	—	—	—	—	—	(65.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$11.6	$—	$(0.7)	$—	$(54.5)	$131.5
Foreign Governments	78.5	—	2.7	—	—	—	—	81.2
Public Utilities	139.3	—	6.9	—	(0.1)	105.6	(72.3)	179.4
Mortgage/Asset-Backed Securities	0.5	(0.2)	0.2	—	(0.5)	—	—	—
All Other Corporate Bonds	1,923.3	—	32.3	89.6	(82.0)	302.6	(1,106.1)	1,159.7
Redeemable Preferred Stocks	23.8	—	1.0	—	—	—	—	24.8
Total Fixed Maturity Securities	2,340.5	(0.2)	54.7	89.6	(83.3)	408.2	(1,232.9)	1,576.6

Equity Securities	4.6	2.1	(0.1)	—	(3.5)	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	20.9	—	—	—	—	—	(32.3)

	Six Months Ended June 30, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$(8.3)	$—	$(0.5)	$32.1	$—	$152.0
Foreign Governments	82.1	—	(2.1)	—	—	—	—	80.0
Public Utilities	226.4	—	1.1	—	(2.8)	36.0	(185.2)	75.5
Mortgage/Asset-Backed Securities	0.5	—	(0.9)	15.3	—	—	—	14.9
All Other Corporate Bonds	1,525.8	1.5	(77.7)	95.0	(37.2)	829.6	(1,015.8)	1,321.2
Redeemable Preferred Stocks	24.8	—	(0.6)	—	—	—	—	24.2
Total Fixed Maturity Securities	1,988.3	1.5	(88.5)	110.3	(40.5)	897.7	(1,201.0)	1,667.8

Equity Securities	4.3	—	0.1	—	—	—	—	4.4
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	18.8	—	—	—	—	—	(65.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $12.4 million and $20.9 million for the three and six months ended June 30, 2014, respectively, and $12.4 million and $18.8 million for the three and six months ended June 30, 2013, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	June 30, 2014
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$96.8	- Comparability Adjustment	(b)	0.25% - 1.00% / 0.71%
All Other Corporate Bonds - Private	342.0	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	0.33% - 0.75% / 0.60% 0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 1.00% - 1.00% / 1.00% 0.25% - 4.00% / 1.08% Priced at Par
All Other Corporate Bonds - Public	71.1	- Change in Benchmark Reference - Comparability Adjustment - Lack of Marketability - Volatility of Credit	(a) (b) (d) (e)	1.86% - 1.86% / 1.86% 0.10% - 1.00% / 0.38% 0.20% - 0.25% / 0.23% (0.30%) - (0.30%) / (0.30%)
Equity Securities - Private	2.8	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(32.3)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2013
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$142.7	- Comparability Adjustment	(b)	0.25% - 1.25% / 0.65%
Mortgage/Asset-Backed Securities - Private	0.5	- Discount for Size	(c)	4.93% - 5.03% / 5.01%
All Other Corporate Bonds - Private	371.3	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(a) (b) (c) (d) (e) (f)	3.36% - 3.36% / 3.36% (0.70)% - (0.40)% / (0.60)% 0.50% - 0.50% / 0.50% 0.20% - 1.00% / 0.55% 0.07% - 4.00% / 0.85% Priced at Par
All Other Corporate Bonds - Public	514.4	- Change in Benchmark Reference - Comparability Adjustment - Lack of Marketability - Volatility of Credit	(a) (b) (d) (e)	(0.32)% - 0.25% / 0.04% (0.23)% - 1.00% / 0.41% 0.20% - 0.20% / 0.20% (0.88)% - 0.46% / (0.26)%
Equity Securities - Private	4.2	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2014 and December 31, 2013, all fixed maturity securities were classified as available-for-sale. In the following charts, prior year amounts have been reclassified, where applicable, between public utilities and all other corporate bonds to conform to the current year categorization of certain securities.

The amortized cost and fair values of securities by security type are shown as follows.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$967.1	$223.2	$1.6	$1,188.7
States, Municipalities, and Political Subdivisions	1,733.2	287.1	6.6	2,013.7
Foreign Governments	1,224.1	170.1	0.6	1,393.6
Public Utilities	7,187.2	1,315.4	7.2	8,495.4
Mortgage/Asset-Backed Securities	2,355.8	209.3	0.5	2,564.6
All Other Corporate Bonds	25,373.4	3,869.8	48.5	29,194.7
Redeemable Preferred Stocks	44.0	6.2	—	50.2
Total Fixed Maturity Securities	$38,884.8	$6,081.1	$65.0	$44,900.9

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,028.6	$173.1	$5.6	$1,196.1
States, Municipalities, and Political Subdivisions	1,706.0	117.2	40.0	1,783.2
Foreign Governments	1,226.4	149.6	2.8	1,373.2
Public Utilities	7,121.7	901.2	25.7	7,997.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	4.0	2,039.3
All Other Corporate Bonds	25,315.2	2,828.3	225.8	27,917.7
Redeemable Preferred Stocks	33.0	4.7	—	37.7
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$303.9	$42,344.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2014
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$—	$6.2	$1.6
States, Municipalities, and Political Subdivisions	31.4	0.2	144.6	6.4
Foreign Governments	36.5	0.6	—	—
Public Utilities	23.1	0.7	139.9	6.5
Mortgage/Asset-Backed Securities	—	—	17.8	0.5
All Other Corporate Bonds	151.8	2.5	1,250.5	46.0
Total Fixed Maturity Securities	$242.8	$4.0	$1,559.0	$61.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

	December 31, 2013
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$41.1	$3.1	$5.2	$2.5
States, Municipalities, and Political Subdivisions	412.5	33.5	37.2	6.5
Foreign Governments	87.2	2.8	—	—
Public Utilities	506.0	23.7	27.5	2.0
Mortgage/Asset-Backed Securities	341.0	3.6	2.5	0.4
All Other Corporate Bonds	3,776.9	197.4	238.6	28.4
Total Fixed Maturity Securities	$5,164.7	$264.1	$311.0	$39.8

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$947.1	$26.4	$973.5	$—	$—
Over 1 year through 5 years	7,070.5	802.6	7,872.7	—	0.4
Over 5 years through 10 years	9,619.7	1,111.9	10,025.6	18.8	687.2
Over 10 years	18,891.7	3,930.9	21,680.5	45.7	1,096.4
	36,529.0	5,871.8	40,552.3	64.5	1,784.0
Mortgage/Asset-Backed Securities	2,355.8	209.3	2,546.8	0.5	17.8
Total Fixed Maturity Securities	$38,884.8	$6,081.1	$43,099.1	$65.0	$1,801.8

	December 31, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$903.9	$20.6	$915.5	$—	$9.0
Over 1 year through 5 years	7,098.2	727.1	7,678.5	0.6	146.2
Over 5 years through 10 years	9,492.6	940.2	8,137.4	95.8	2,199.6
Over 10 years	18,936.2	2,486.2	18,441.5	203.5	2,777.4
	36,430.9	4,174.1	35,172.9	299.9	5,132.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	1,695.8	4.0	343.5
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$36,868.7	$303.9	$5,475.7

At June 30, 2014, the fair value of investment-grade fixed maturity securities was $41,459.8 million, with a gross unrealized gain of $5,853.5 million and a gross unrealized loss of $50.3 million. The gross unrealized loss on investment-grade fixed maturity securities was 77.4 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At June 30, 2014, the fair value of below-investment-grade fixed maturity securities was $3,441.1 million, with a gross unrealized gain of $227.6 million and a gross unrealized loss of $14.7 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 22.6 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

June 30, 2014, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe there are positive factors which mitigate credit concerns and the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2014, we held 80 individual investment-grade fixed maturity securities and 21 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 71 investment-grade fixed maturity securities and 18 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
June 30, 2014
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

We held no fixed maturity securities as of June 30, 2014 or December 31, 2013 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At June 30, 2014, we had non-binding commitments of $137.6 million to fund private placement fixed maturity securities.
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

As of June 30, 2014, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $484.6 million, comprised of $300.1 million of tax credit partnerships and $184.5 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $15.7 million at June 30, 2014. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $135.5 million to fund certain private equity partnerships at June 30, 2014, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $140.8 million and $1.9 million, respectively, as of June 30, 2014.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At June 30, 2014, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the three and six months ended June 30, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	June 30, 2014		December 31, 2013
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$80.4	4.4%	$61.1	3.3%
Industrial	533.3	29.3	567.8	31.3
Office	799.1	43.8	776.5	42.8
Retail	411.0	22.5	409.7	22.6
Total	$1,823.8	100.0%	$1,815.1	100.0%

Region
New England	$113.2	6.2%	$100.9	5.6%
Mid-Atlantic	182.3	10.0	191.5	10.5
East North Central	232.0	12.7	244.3	13.5
West North Central	169.0	9.3	162.3	8.9
South Atlantic	447.0	24.5	447.7	24.7
East South Central	66.1	3.6	67.7	3.7
West South Central	202.5	11.1	190.9	10.5
Mountain	108.4	6.0	101.9	5.6
Pacific	303.3	16.6	307.9	17.0
Total	$1,823.8	100.0%	$1,815.1	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30 2014	December 31 2013
	(in millions of dollars)
Internal Rating
Aa	$8.0	$10.8
A	693.7	683.1
Baa	1,077.6	1,094.6
Ba	13.3	13.5
B	31.2	13.1
Total	$1,823.8	$1,815.1

Loan-to-Value Ratio
<= 65%	$864.0	$777.4
> 65% <= 75%	832.2	867.5
> 75% <= 85%	90.0	107.6
> 85%	37.6	62.6
Total	$1,823.8	$1,815.1

A summary of our troubled debt restructurings is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Foreclosure
Carrying Amount	$—	$4.3	$—	$4.3
Number of Loans	—	1	—	1

Modification of Loan Terms
Carrying Amount	$—	$—	$18.1	$—
Realized Loss	$—	$—	$3.0	$—
Number of Loans	—	—	1	—

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. For mortgage loans on which collection of interest income is uncertain, we discontinue the accrual of interest and recognize it in the period when an interest payment is received. We typically do not resume the accrual of interest on mortgage loans on nonaccrual status until there are significant improvements in the underlying financial condition of the borrower. We consider a loan to be delinquent if full payment is not received in accordance with the contractual terms of the loan. At June 30, 2014, we held one mortgage loan with a carrying value of $18.1 million that was greater than 30 days past due and for which we have discontinued the accrual of interest. This loan was modified in a troubled debt restructuring during the first quarter of 2014 but defaulted on its restructured payment terms during the second quarter of 2014. We did not recognize an additional impairment loss at the time of default, as we believe the fair value of the underlying property exceeds the carrying value of the loan. At December 31, 2013, we held no mortgage loans that were past due regarding principal and/or interest payments.

The activity in the allowance for credit losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Balance at Beginning of Period	$4.5	$1.5	$1.5	$1.5
Provision	—	—	3.0	—
Balance at End of Period	$4.5	$1.5	$4.5	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

Impaired mortgage loans are as follows:

	June 30, 2014
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$31.2	$35.7	$4.5

	December 31, 2013
	(in millions of dollars)
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With an Allowance Recorded	$13.1	$14.6	$1.5

Our average investment in impaired mortgage loans was $31.2 million and $25.2 million for the three and six months ended June 30, 2014, respectively, and $16.0 million and $16.7 million for the three and six months ended June 30, 2013, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, we had non-binding commitments of $18.4 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. As of June 30, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.9 million, for which we received collateral in the form of cash and securities of $57.4 million and $125.1 million, respectively. As of December 31, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $201.6 million, for which we received collateral in the form of cash and securities of $76.5 million and $132.9 million, respectively. We had no outstanding repurchase agreements at June 30, 2014 or December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

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

	June 30, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$11.4	$—	$11.4	$(8.0)	$(3.4)	$—
Securities Lending	176.9	—	176.9	(119.5)	(57.4)	—
Total	$188.3	$—	$188.3	$(127.5)	$(60.8)	$—

Financial Liabilities:
Derivatives	$133.2	$—	$133.2	$(100.9)	$—	$32.3
Securities Lending	57.4	—	57.4	(57.4)	—	—
Total	$190.6	$—	$190.6	$(158.3)	$—	$32.3

	December 31, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$10.8	$—	$10.8	$(9.5)	$(1.1)	$0.2
Securities Lending	201.6	—	201.6	(125.1)	(76.5)	—
Total	$212.4	$—	$212.4	$(134.6)	$(77.6)	$0.2

Financial Liabilities:
Derivatives	$135.6	$—	$135.6	$(98.6)	$—	$37.0
Securities Lending	76.5	—	76.5	(76.5)	—	—
Total	$212.1	$—	$212.1	$(175.1)	$—	$37.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Fixed Maturity Securities	$589.6	$597.2	$1,170.7	$1,187.1
Derivatives	10.3	9.0	20.2	16.7
Mortgage Loans	26.6	27.1	55.0	53.1
Policy Loans	4.0	3.9	7.9	7.6
Other Long-term Investments	11.9	2.8	15.7	10.5
Short-term Investments	0.6	0.6	1.1	1.4
Gross Investment Income	643.0	640.6	1,270.6	1,276.4
Less Investment Expenses	6.9	6.8	14.9	13.9
Less Investment Income on Participation Fund Account Assets	3.8	3.9	7.6	7.9
Less Amortization of Tax Credit Partnerships	3.2	3.8	6.5	7.4
Net Investment Income	$629.1	$626.1	$1,241.6	$1,247.2

Realized Investment Gain and Loss

Realized investment gains and losses, which for sales are based upon specific identification of the investments sold, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.0	$2.6	$1.9	$9.2
Gross Losses on Sales	(1.1)	(1.6)	(6.5)	(7.1)
Other-Than-Temporary Impairment Loss	—	—	—	(0.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	2.4	1.4	9.8	9.0
Gross Losses on Sales	—	—	(0.6)	—
Impairment Loss	(0.4)	—	(3.4)	(1.0)
Embedded Derivative in Modified Coinsurance Arrangement	12.4	12.4	20.9	18.8
All Other Derivatives	12.7	(0.2)	12.3	(0.5)
Foreign Currency Transactions	(1.1)	(1.3)	(2.2)	(4.0)
Net Realized Investment Gain	$25.9	$13.3	$32.2	$23.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
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
June 30, 2014
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $7.9 million at June 30, 2014. We held $3.6 million and $1.1 million cash collateral from our counterparties at June 30, 2014 and December 31, 2013, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $98.0 million and $95.6 million at June 30, 2014 and December 31, 2013, respectively. We had no cash posted as collateral to our counterparties at June 30, 2014 and December 31, 2013. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $133.2 million and $135.6 million at June 30, 2014 and December 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at March 31, 2013	$174.0	$490.8	$710.0	$70.0	$—	$—	$1,444.8
Additions	—	—	—	—	—	10.0	10.0
Terminations	—	16.1	35.0	—	—	—	51.1
Balance at June 30, 2013	$174.0	$474.7	$675.0	$70.0	$—	$10.0	$1,403.7

Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$—	$1,432.8
Additions	—	—	—	70.0	24.0	10.0	104.0
Terminations	—	34.1	75.0	—	24.0	—	133.1
Balance at June 30, 2013	$174.0	$474.7	$675.0	$70.0	$—	$10.0	$1,403.7

Balance at March 31, 2014	$150.0	$622.5	$600.0	$97.0	$—	$—	$1,469.5
Additions	—	—	—	—	—	—	—
Terminations	—	14.2	—	—	—	—	14.2
Balance at June 30, 2014	$150.0	$608.3	$600.0	$97.0	$—	$—	$1,455.3

Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$—	$1,477.4
Additions	—	—	—	—	10.0	—	10.0
Terminations	—	22.1	—	—	10.0	—	32.1
Balance at June 30, 2014	$150.0	$608.3	$600.0	$97.0	$—	$—	$1,455.3

Cash Flow Hedges

As of June 30, 2014 and December 31, 2013, we had $608.3 million and $630.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

For the three and six months ended June 30, 2014 and 2013, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2014, we expect to amortize approximately $48.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Amounts that will be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

During the second quarter of 2014, we redeemed a portion of the outstanding principal of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. In conjunction with this redemption, we reclassified $13.1 million of the deferred gain on cash flow hedges from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. This amount represents the applicable portion of the deferred gain from previously terminated derivatives associated with the hedge of this debt. See Note 11.

As of June 30, 2014, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of June 30, 2014 and December 31, 2013, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.7 million and $2.1 million for the three and six months ended June 30, 2014, respectively, and $4.4 million and $6.8 million for the three and six months ended June 30, 2013, respectively, with an offsetting gain on the related interest rate swaps.

As of June 30, 2014 and December 31, 2013, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a loss of $3.8 million and $5.4 million for the three and six months ended June 30, 2014, respectively, and a gain of $15.0 million and $19.1 million for the three and six months ended June 30, 2013, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three and six months ended June 30, 2014, and 2013, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2014 and December 31, 2013, we held $97.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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
June 30, 2014
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$8.0	Other Liabilities	$26.4
Foreign Exchange Contracts	Other L-T Investments	3.4	Other Liabilities	104.6
Total		$11.4		$131.0

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$2.2
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	32.3
Total				$34.5

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$9.2	Other Liabilities	$35.0
Foreign Exchange Contracts	Other L-T Investments	1.6	Other Liabilities	98.7
Total		$10.8		$133.7

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.9
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	53.2
Total				$55.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(4.9)	$—	$(7.1)
Options	—	(0.1)	—	(0.1)
Foreign Exchange Contracts	(19.5)	18.6	(6.6)	22.7
Total	$(19.5)	$13.6	$(6.6)	$15.5

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$12.2	$11.1	$23.9	$21.1
Foreign Exchange Contracts	(1.1)	(1.5)	(2.2)	(3.2)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	0.8	2.5	0.8
Foreign Exchange Contracts	11.1	(5.7)	9.0	(12.4)
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.4)	(0.9)	(0.8)
Total	$21.7	$4.3	$32.3	$5.5
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.4)	$(0.2)	$(0.8)	$(0.5)
Embedded Derivative in Modified Coinsurance Arrangement	12.4	12.4	20.9	18.8
Total	$12.0	$12.2	$20.1	$18.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2014	$325.3	$398.0	$(39.5)	$(229.4)	$454.4
Other Comprehensive Income (Loss) Before Reclassifications	176.6	(12.3)	30.2	(0.7)	193.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.7)	(16.2)	—	0.6	(16.3)
Net Other Comprehensive Income (Loss)	175.9	(28.5)	30.2	(0.1)	177.5
Balance at June 30, 2014	$501.2	$369.5	$(9.3)	$(229.5)	$631.9

Balance at March 31, 2013	$792.4	$399.6	$(142.5)	$(563.8)	$485.7
Other Comprehensive Income (Loss) Before Reclassifications	(493.1)	8.7	0.9	213.1	(270.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(3.7)	(2.8)	—	7.9	1.4
Net Other Comprehensive Income (Loss)	(496.8)	5.9	0.9	221.0	(269.0)
Balance at June 30, 2013	$295.6	$405.5	$(141.6)	$(342.8)	$216.7

Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	363.8	(3.8)	37.8	(0.9)	396.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	1.7	(23.0)	—	1.3	(20.0)
Net Other Comprehensive Income (Loss)	365.5	(26.8)	37.8	0.4	376.9
Balance at June 30, 2014	$501.2	$369.5	$(9.3)	$(229.5)	$631.9

Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(566.4)	7.5	(69.0)	214.8	(413.1)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(11.5)	(3.6)	—	16.9	1.8
Net Other Comprehensive Income (Loss)	(577.9)	3.9	(69.0)	231.7	(411.3)
Balance at June 30, 2013	$295.6	$405.5	$(141.6)	$(342.8)	$216.7

The net unrealized gain on securities consists of the following components:

				Change at June 30, 2014
	June 30	March 31	December 31	Three Months	Six Months
	2014	2014	2013	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,016.1	$5,150.8	$4,054.8	$865.3	$1,961.3
Other Investments	52.7	40.6	55.5	12.1	(2.8)
Deferred Acquisition Costs	(54.7)	(48.9)	(41.6)	(5.8)	(13.1)
Reserves for Future Policy and Contract Benefits	(5,582.0)	(4,939.7)	(4,108.5)	(642.3)	(1,473.5)
Reinsurance Recoverable	349.5	309.9	263.8	39.6	85.7
Deferred Income Tax	(280.4)	(187.4)	(88.3)	(93.0)	(192.1)
Total	$501.2	$325.3	$135.7	$175.9	$365.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 6 - Accumulated Other Comprehensive Income - Continued

				Change at June 30, 2013
	June 30	March 31	December 31	Three Months	Six Months
	2013	2013	2012	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,659.6	$6,803.9	$7,221.5	$(2,144.3)	$(2,561.9)
Other Investments	57.1	72.5	92.8	(15.4)	(35.7)
Deferred Acquisition Costs	(43.8)	(61.2)	(67.0)	17.4	23.2
Reserves for Future Policy and Contract Benefits	(4,498.1)	(5,979.7)	(6,277.5)	1,481.6	1,779.4
Reinsurance Recoverable	283.6	353.9	351.5	(70.3)	(67.9)
Deferred Income Tax	(162.8)	(397.0)	(447.8)	234.2	285.0
Total	$295.6	$792.4	$873.5	$(496.8)	$(577.9)

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$0.9	$5.7	$(2.8)	$18.4
Other-Than-Temporary Impairment Loss	—	—	—	(0.8)
	0.9	5.7	(2.8)	17.6
Income Tax Expense (Benefit)	0.2	2.0	(1.1)	6.1
Total	$0.7	$3.7	$(1.7)	$11.5

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$12.2	$11.1	$23.9	$21.1
Loss on Foreign Exchange Contracts	(1.1)	(1.5)	(2.2)	(3.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	0.8	2.5	0.8
Gain (Loss) on Foreign Exchange Contracts	11.1	(5.7)	9.0	(12.4)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.4)	(0.9)	(0.8)
	21.7	4.3	32.3	5.5
Income Tax Expense	5.5	1.5	9.3	1.9
Total	$16.2	$2.8	$23.0	$3.6

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(1.4)	$(12.9)	$(2.8)	$(27.8)
Amortization of Prior Service Credit	0.4	1.3	0.8	2.5
Curtailment Loss	—	(0.7)	—	(0.7)
	(1.0)	(12.3)	(2.0)	(26.0)
Income Tax Benefit	(0.4)	(4.4)	(0.7)	(9.1)
Total	$(0.6)	$(7.9)	$(1.3)	$(16.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments.

Premium income by major line of business within each of our segments is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$386.2	$394.8	$769.7	$787.5
Group Short-term Disability	137.8	129.1	275.1	260.1
Group Life and Accidental Death & Dismemberment
Group Life	313.2	303.6	623.1	605.8
Accidental Death & Dismemberment	31.1	30.2	61.7	61.1
Supplemental and Voluntary
Individual Disability - Recently Issued	116.0	114.3	231.9	234.4
Voluntary Benefits	173.4	159.5	348.7	322.3
	1,157.7	1,131.5	2,310.2	2,271.2
Unum UK
Group Long-term Disability	105.9	96.3	208.9	194.2
Group Life	33.7	26.5	68.5	57.5
Supplemental	14.4	14.8	28.3	29.7
	154.0	137.6	305.7	281.4
Colonial Life
Accident, Sickness, and Disability	189.2	184.7	378.3	369.5
Life	57.5	55.3	114.9	110.1
Cancer and Critical Illness	70.1	67.9	140.0	135.4
	316.8	307.9	633.2	615.0
Closed Block
Individual Disability	157.8	170.6	318.9	352.4
Long-term Care	157.1	157.8	313.6	316.6
All Other	0.2	0.4	0.5	0.1
	315.1	328.8	633.0	669.1
Total	$1,943.6	$1,905.8	$3,882.1	$3,836.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 7 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2014

Premium Income	$1,157.7	$154.0	$316.8	$315.1	$—	$1,943.6
Net Investment Income	221.2	44.3	36.2	326.5	0.9	629.1
Other Income	30.3	0.2	0.1	24.5	(0.2)	54.9
Operating Revenue	$1,409.2	$198.5	$353.1	$666.1	$0.7	$2,627.6

Operating Income (Loss)	$218.8	$39.6	$75.3	$37.3	$(35.8)	$335.2

Three Months Ended June 30, 2013

Premium Income	$1,131.5	$137.6	$307.9	$328.8	$—	$1,905.8
Net Investment Income	231.1	45.4	34.3	316.1	(0.8)	626.1
Other Income	32.1	(0.1)	0.1	23.8	0.8	56.7
Operating Revenue	$1,394.7	$182.9	$342.3	$668.7	$—	$2,588.6

Operating Income (Loss)	$214.0	$33.5	$71.1	$29.6	$(37.1)	$311.1

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2014

Premium Income	$2,310.2	$305.7	$633.2	$633.0	$—	$3,882.1
Net Investment Income	447.6	77.9	73.1	642.8	0.2	1,241.6
Other Income	61.2	0.1	—	46.1	1.3	108.7
Operating Revenue	$2,819.0	$383.7	$706.3	$1,321.9	$1.5	$5,232.4

Operating Income (Loss)	$429.6	$76.1	$154.7	$66.4	$(70.0)	$656.8

Six Months Ended June 30, 2013

Premium Income	$2,271.2	$281.4	$615.0	$669.1	$—	$3,836.7
Net Investment Income	466.8	76.2	74.0	629.2	1.0	1,247.2
Other Income	68.8	—	0.1	47.9	2.4	119.2
Operating Revenue	$2,806.8	$357.6	$689.1	$1,346.2	$3.4	$5,203.1

Operating Income (Loss)	$422.1	$64.8	$146.5	$56.9	$(70.8)	$619.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 7 - Segment Information - Continued

We measure and analyze our segment performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses, non-operating retirement-related gains or losses, and costs related to early retirement of debt as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business.

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

We believe that excluding the second quarter of 2014 costs related to the early retirement of debt is appropriate because in conjunction with the debt redemption, we recognized in realized investment gains and losses a deferred gain from previously terminated derivatives which were associated with the hedge of this debt. The amount recognized as a realized investment gain, which basically offsets the cost of the debt redemption, is also excluded from our non-GAAP financial measures since we analyze our performance excluding amounts reported as realized investment gains or losses. We believe it provides investors with a more realistic view of our overall profitability if we are consistent in excluding both the cost of the debt retirement as well as the gain on the hedge of the debt.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars)
Operating Revenue	$2,627.6	$2,588.6	$5,232.4	$5,203.1
Net Realized Investment Gain	25.9	13.3	32.2	23.6
Total Revenue	$2,653.5	$2,601.9	$5,264.6	$5,226.7

Operating Income	$335.2	$311.1	$656.8	$619.5
Net Realized Investment Gain	25.9	13.3	32.2	23.6
Non-operating Retirement-related Loss	(1.4)	(12.9)	(2.8)	(27.8)
Costs Related to Early Retirement of Debt	(13.2)	—	(13.2)	—
Income Before Income Tax	$346.5	$311.5	$673.0	$615.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 7 - Segment Information - Continued

Assets by segment are as follows:

	June 30	December 31
	2014	2013
	(in millions of dollars)
Unum US	$18,731.0	$18,384.3
Unum UK	3,987.0	3,654.1
Colonial Life	3,613.5	3,482.9
Closed Block	33,062.6	31,564.2
Corporate	2,824.0	2,318.1
Total	$62,218.1	$59,403.6

Note 8 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. We maintain a separate defined benefit plan for eligible employees in our U.K. operation (the U.K. plan). During the second quarter of 2013, we amended the U.S. defined benefit pension plans to close the plans to new entrants and to freeze participation and benefit accruals for existing participants effective December 31, 2013. As a result of these plan amendments, we recognized a curtailment loss in the second quarter of 2013, with a corresponding reduction in the prior service cost included in accumulated other comprehensive income. The U.K. plan was closed to new entrants effective December 31, 2002 and was amended in the third quarter of 2013 to freeze participation for existing participants effective June 30, 2014.

The following table provides the components of the net periodic benefit cost for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Service Cost	$1.0	$14.9	$1.2	$1.1	$—	$0.2
Interest Cost	22.4	21.8	2.3	2.1	1.9	2.0
Expected Return on Plan Assets	(29.4)	(25.8)	(3.5)	(3.0)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	1.3	12.5	0.1	0.4	—	—
Prior Service Credit	—	—	—	—	(0.4)	(1.3)
Curtailment Loss	—	0.7	—	—	—	—
Total	$(4.7)	$24.1	$0.1	$0.6	$1.4	$0.8

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Service Cost	$1.9	$29.8	$2.3	$2.2	$0.1	$0.4
Interest Cost	44.9	43.7	4.6	4.2	3.9	4.0
Expected Return on Plan Assets	(58.9)	(51.3)	(6.9)	(6.0)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	2.6	27.1	0.2	0.7	—	—
Prior Service Credit	—	—	—	—	(0.8)	(2.5)
Curtailment Loss	—	0.7	—	—	—	—
Total	$(9.5)	$50.0	$0.2	$1.1	$2.9	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions of dollars, except share data)
Numerator
Net Income	$242.5	$218.6	$471.4	$431.2

Denominator (000s)
Weighted Average Common Shares - Basic	256,790.2	265,560.4	258,092.7	267,452.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,119.5	1,175.9	1,210.4	1,084.6
Weighted Average Common Shares - Assuming Dilution	257,909.7	266,736.3	259,303.1	268,536.6

Net Income Per Common Share
Basic	$0.94	$0.82	$1.83	$1.61
Assuming Dilution	$0.94	$0.82	$1.82	$1.61
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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three and six month periods ended June 30, 2014, a de minimis amount of potential common shares were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were no potential common shares that were antidilutive for the three month period ended June 30, 2013. There were approximately 0.2 million potential common shares that were antidilutive for the six month period ended June 30, 2013.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	December 2013	July 2012
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0
Remaining Repurchase Amount at June 30, 2014	$529.9	$—

The December 2013 share repurchase program has an expiration date of June 12, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in millions)
Shares Repurchased	2.9	3.6	5.8	7.3
Cost of Shares Repurchased (1)	$100.0	$98.4	$200.1	$193.5

(1) Includes commissions of $0.1 million and $0.1 million for the three and six month periods ended June 30, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 10 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleges that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. Plaintiffs seek to represent a class of beneficiaries under group life insurance contracts that were part of the ERISA employee welfare benefit plans and under which we paid death benefits via retained asset accounts. The plaintiffs' principal theories in the case are: (1) funds held in retained asset accounts were plan assets, and the proceeds earned by us from investing those funds belonged to the beneficiaries, and (2) payment of claims using retained asset accounts did not constitute payment under Maine's late payment statute, requiring us to pay interest on the undrawn retained asset account funds at an annual rate of 18 percent. In February 2012, the District Court issued an opinion rejecting both of plaintiffs' principal theories and ordering judgment for us. At the same time, however, the District Court held that we breached a fiduciary duty to the beneficiaries by failing to pay rates comparable to the best rates available in the market for demand deposits. The District Court also certified a class of people who, during a certain period of time, were beneficiaries under certain group life insurance contracts that were part of ERISA employee welfare benefit plans and were paid death benefits using retained asset accounts. A bench trial was held on the issue of damages in June and July of 2013. In September 2013, the District Court awarded damages based on a benchmark it created by averaging the interest rates paid on money market mutual funds and money market checking accounts. Based on these averages, the District Court found that for certain periods of the class we should have paid additional interest and awarded damages of $12.1 million and prejudgment interest of $1.3 million. Subsequent to this judgment, in September 2013 we filed an appeal to the First Circuit Court of Appeals, and plaintiffs filed a cross appeal. The First Circuit Court of Appeals held oral argument in May 2014 and on July 2, 2014, issued its decision overturning the District Court’s judgment against us, finding our payment of benefits by retained asset account was in full compliance with the policy terms and therefore ERISA. The case was remanded to the District Court to enter judgment in favor of us, which has now been accomplished.
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
In May 2013, a purported class action complaint entitled Ruben Don v. Unum Life Insurance Company of America, Wedner Insurance Group, Inc. dba The Morton Wedner Insurance Agency, and Does 1-30, was filed in the Superior Court of California, County of Los Angeles.  The plaintiff seeks to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleges we incorrectly administer the inflation protection feature, resulting in an underpayment of benefits.  The complaint makes allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. In June 2013, we removed the case to the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2014
Note 10 - Commitments and Contingent Liabilities - Continued

States District Court for the Central District of California.  In March 2014, we filed a motion to dismiss the case. Rather than oppose the motion, plaintiff filed an amended purported class action complaint in April 2014 entitled Ruben Don v. Unum Group and Unum Life Insurance Company of America in the United States District Court for the Central District of California. The plaintiff seeks to represent a nationwide class and a California class of insureds who were issued long-term care policies containing an inflation protection feature. Similar to the original complaint, the plaintiff alleges we incorrectly administer the inflation protection feature, resulting in an underpayment of benefits. The complaint makes allegations of breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and declaratory and injunctive relief. In May 2014, we filed a motion to dismiss the amended complaint.

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

Note 11 - Debt

At June 30, 2014, short-term debt consisted entirely of securities lending agreements. We had no amount outstanding on our revolving credit facility at June 30, 2014.

In May 2014, we purchased and retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million. In conjunction with this retirement, we reclassified $13.1 million of the deferred gain on previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. The principal amount outstanding on these notes at June 30, 2014 was $151.8 million.

In March 2014, we issued $350.0 million of unsecured 10-year senior notes in a public offering. The notes have an annual coupon rate of 4.00%.

During the six months ended June 30, 2014, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

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

Operating Performance and Capital Management

For the second quarter of 2014, we reported net income of $242.5 million, or $0.94 per diluted common share, compared to net income of $218.6 million, or $0.82 per diluted common share, in the same period of 2013. For the first six months of 2014, net income was $471.4 million, or $1.82 per diluted common share, compared to net income of $431.2 million, or $1.61 per diluted common share, in the same period of 2013. Included in these results are costs related to the early retirement of debt during the second quarter of 2014, net realized investment gains and losses, including a hedge gain associated with the retirement of the debt, and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $234.8 million, or $0.91 per diluted common share, in the second quarter of 2014, compared to $218.5 million, or $0.82 per diluted common share, in the same period of 2013. After-tax operating income was $460.5 million, or $1.78 per diluted common share, in the first six months of 2014, compared to $434.1 million, or $1.62 per diluted common share, in the same period of 2013. For the second quarter of 2014, after-tax operating income per diluted common share grew 11.0 percent, with 7.5 percent driven by growth in income and 3.5 percent driven by our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, was slightly higher in the second quarter and first six months of 2014 relative to the same periods of 2013, driven by growth in premium income. Net investment income, also a significant source of revenue for us, was relatively consistent with the second quarter and first six months of 2013. Before-tax operating income increased by 7.7 percent and 6.0 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, with favorable earnings in all of our segments.

Our Unum US segment reported an increase in operating income of 2.2 percent and 1.8 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, with growth in premium income and overall favorable risk results. Premium income increased 2.3 percent and 1.7 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013. The benefit ratios for our Unum US segment for the second quarter and first six months of 2014 were 70.4 percent and 70.3 percent, respectively, compared to 72.0 percent and 71.4 percent in the same periods of 2013. Unum US sales increased 40.0 percent and 20.3 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013. Persistency remains strong and is generally consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 8.3 percent and 8.6 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, with growth in premium income and favorable risk results. Premium income in local currency increased 2.1 percent and 0.4 percent in the second quarter and first six months of 2014 relative to the same periods of 2013. The benefit ratios for Unum UK were 74.0 percent and 72.1 percent in the second quarter and first six months of 2014, respectively, compared to 84.2 percent and 76.7 percent in the same periods of 2013. Unum UK sales in local currency decreased 11.3 percent and 6.9 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013. Persistency is stable, but group life persistency continues to be lower than our long-term expectations as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported an increase in operating income of 5.9 percent and 5.6 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, with growth in premium income and stable risk results. Premium income grew 2.9 percent and 3.0 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013. The benefit ratios for Colonial Life were 52.0 percent and 51.2 percent in the second quarter and first six months of 2014, respectively, compared to 52.1 percent and 52.3 percent in the same periods of 2013. Colonial Life sales increased 7.7 percent and 7.2 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013. Persistency is generally stable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported an increase in operating income of 26.0 percent and 16.7 percent in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, with an increase in net investment income and favorable risk results in our long-term care line of business offset partially by less favorable risk results in our individual disability line of business.

Although investment income continues to be pressured by the low interest rate environment, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.0 billion at June 30, 2014 compared to $4.1 billion at December 31, 2013, with the increase due primarily to a decline in U.S. Treasury rates during the first six months of 2014.

We believe our capital and financial positions are strong. At June 30, 2014, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 401 percent, compared to 405 percent at December 31, 2013. During the first six months of 2014, we repurchased 5.8 million shares of Unum Group common stock at a cost of approximately $200 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $616 million at June 30, 2014, relative to $514 million at December 31, 2013. The increase was driven primarily by dividends from subsidiaries and our debt issuance in March, less debt repayments and repurchases of our common stock.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. While we continue to experience low interest rates and below-average economic growth, we have strategies in place which we believe will help us navigate this environment. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. During the remainder of 2014, we will continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and product offerings. Our strategy will be centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, should allow us to meet our long-term financial objectives.

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2014.

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

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Revenue
Premium Income	$1,943.6	2.0%	$1,905.8	$3,882.1	1.2%	$3,836.7
Net Investment Income	629.1	0.5	626.1	1,241.6	(0.4)	1,247.2
Net Realized Investment Gain	25.9	94.7	13.3	32.2	36.4	23.6
Other Income	54.9	(3.2)	56.7	108.7	(8.8)	119.2
Total Revenue	2,653.5	2.0	2,601.9	5,264.6	0.7	5,226.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,653.4	(0.5)	1,661.8	3,284.7	(0.8)	3,310.3
Commissions	229.2	3.8	220.8	465.2	1.4	459.0
Interest and Debt Expense	52.7	41.3	37.3	90.6	21.8	74.4
Deferral of Acquisition Costs	(124.8)	10.2	(113.3)	(253.8)	9.6	(231.5)
Amortization of Deferred Acquisition Costs	106.4	5.0	101.3	225.0	—	225.1
Compensation Expense	200.0	2.6	194.9	401.0	2.2	392.5
Other Expenses	190.1	1.3	187.6	378.9	(0.7)	381.6
Total Benefits and Expenses	2,307.0	0.7	2,290.4	4,591.6	(0.4)	4,611.4

Income Before Income Tax	346.5	11.2	311.5	673.0	9.4	615.3
Income Tax	104.0	11.9	92.9	201.6	9.5	184.1

Net Income	$242.5	10.9	$218.6	$471.4	9.3	$431.2

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.678 and 1.537 for the three months ended June 30, 2014 and 2013, respectively, and 1.669 and 1.543 for the six months ended June 30, 2014 and 2013, respectively. If the 2013 results for our U.K. operations had been translated at the higher exchange rates of 2014, our operating revenue and operating income by segment would have been higher by approximately $17.0 million and $3.1 million, respectively, in the second quarter of 2013 and approximately $29.2 million and $5.3 million, respectively, in the first six months of 2013. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the second quarter and first six months of 2014 increased relative to the same periods of 2013, with premium growth in each of our principal operating business segments due to increased sales, premium rate increases, and stable persistency. While we are pleased with the improvement, the growth rates of 2014 are below our long-term expectations for our businesses, as we believe premium growth in many of our product lines continues to be unfavorably impacted by the below-average economic growth and the competitive environment. Premium income continued to decline, as expected, in our Closed Block segment. Further discussion of premium income for each of our segments, as well as our outlook for future premium growth, is included in "Segment Results" as follows.

Net investment income in 2014 is generally consistent with the prior year, with the growth in income due to higher levels of invested assets negated by the decline in yield. We continue to see volatility in miscellaneous types of net investment income, with higher income from private equity partnership investments during the second quarter of 2014 relative to the same period of 2013.

We recognized net realized investment gains in all periods presented in the preceding chart. Included in the amounts recognized is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains of $12.4 million in each of the second quarters of 2014 and 2013 and realized gains of $20.9 million and $18.8 million in the first six months of 2014 and 2013, respectively. Also included in net realized investment gains for the second quarter and first six months of 2014 is a $13.1 million hedge gain associated with the early retirement of a portion of the outstanding debt issued by one of our U.K. subsidiaries. See Notes 5 and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.

The underlying risk results for each of our principal operating business segments, as well as for the majority of our product lines within those segments, were favorable or consistent with the prior year periods, with a consolidated benefit ratio of 85.1 percent and 84.6 percent in the second quarter and first six months of 2014, respectively, compared to 87.2 percent and 86.3 percent in the same periods of 2013. We experienced quarterly volatility during the second quarter of 2014 in certain of the product lines reported in our Closed Block segment, as can be expected. Further discussion of our line of business risk results for each of our segments is included in "Segment Results" as follows.

Interest and debt expense for the second quarter and first six months of 2014 was higher than the same periods of 2013 due to $13.2 million of costs related to the second quarter of 2014 retirement of $145 million of principal outstanding on 6.85% debt as well as the first quarter of 2014 issuance of $350 million of 4.00% senior notes. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.

The deferral of acquisition costs in the second quarter and first six months of 2014 was higher than the same periods of 2013 due to sales growth in certain of our product lines. The amortization of acquisition costs increased in the second quarter of 2014 relative to the prior year period due to growth in the level of the deferred asset. For the first six months of 2014, the comparison to the prior year is impacted by unfavorable policy terminations which occurred in our supplemental and voluntary product line during the first quarter of 2013. Further discussion of deferred acquisition costs and amortization by product line for each of our segments is included in "Segment Results" as follows.

Other expenses, including compensation expense, were in aggregate higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to an increase in acquisition-related expenses, including sales compensation, resulting from higher sales in certain of our product lines as well as higher expenses related to technology investments. The amortization of our net actuarial loss is lower in the second quarter and first six months of 2014 compared to the same periods of 2013 due to pension plan amendments adopted in the second and third quarters of 2013. The lower amortization is partially offset by increased contributions to our defined contribution plans as a result of amendments to these plans which became effective at the beginning of 2014. We do not include the amortization of actuarial gains or losses in the expenses which are allocated to our segments because these costs are primarily driven by market performance and are not indicative of the operational results of our businesses. We do include the contributions to our defined contribution plans in the expenses which are allocated to our segments because these costs are resource driven. As such, our operating income or loss by segment year-over-year will include a higher level of allocated retirement-related costs.

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

We believe that excluding the second quarter of 2014 costs related to the early retirement of debt is appropriate because in conjunction with the debt redemption, we recognized in realized investment gains and losses a deferred gain from previously terminated derivatives which were associated with the hedge of this debt. The amount recognized as a realized investment gain, which basically offsets the cost of the debt redemption, is also excluded from our non-GAAP financial measures since we analyze our performance excluding amounts reported as realized investment gains or losses. We believe it provides investors with a more realistic view of our overall profitability if we are consistent in excluding both the cost of the debt retirement as well as the gain on the hedge of the debt. We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating Revenue	$2,627.6	$2,588.6	$5,232.4	$5,203.1
Net Realized Investment Gain	25.9	13.3	32.2	23.6
Total Revenue	$2,653.5	$2,601.9	$5,264.6	$5,226.7

Before-tax Operating Income	$335.2	$311.1	$656.8	$619.5
Net Realized Investment Gain	25.9	13.3	32.2	23.6
Non-operating Retirement-related Loss	(1.4)	(12.9)	(2.8)	(27.8)
Costs Related to Early Retirement of Debt	(13.2)	—	(13.2)	—
Income Before Income Tax	$346.5	$311.5	$673.0	$615.3

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended June 30
	2014		2013
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$234.8	$0.91	$218.5	$0.82
Net Realized Investment Gain, Net of Tax	19.0	0.07	8.6	0.03
Non-operating Retirement-related Loss, Net of Tax	(0.9)	—	(8.5)	(0.03)
Costs Related to Early Retirement of Debt, Net of Tax	(10.4)	(0.04)	—	—
Net Income	$242.5	$0.94	$218.6	$0.82

	Six Months Ended June 30
	2014		2013
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$460.5	$1.78	$434.1	$1.62
Net Realized Investment Gain, Net of Tax	23.1	0.09	15.3	0.06
Non-operating Retirement-related Loss, Net of Tax	(1.8)	(0.01)	(18.2)	(0.07)
Costs Related to Early Retirement of Debt, Net of Tax	(10.4)	(0.04)	—	—
Net Income	$471.4	$1.82	$431.2	$1.61

* Assuming Dilution
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Unum US	$184.0	40.0%	$131.4	$395.7	20.3%	$328.9

Unum UK	£12.6	(11.3)%	£14.2	£23.0	(6.9)%	£24.7

Colonial Life	$90.6	7.7%	$84.1	$162.6	7.2%	$151.7

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income	$1,157.7	2.3%	$1,131.5	$2,310.2	1.7%	$2,271.2
Net Investment Income	221.2	(4.3)	231.1	447.6	(4.1)	466.8
Other Income	30.3	(5.6)	32.1	61.2	(11.0)	68.8
Total	1,409.2	1.0	1,394.7	2,819.0	0.4	2,806.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	814.8	—	814.7	1,624.3	0.1	1,622.6
Commissions	129.7	5.7	122.7	266.2	2.9	258.6
Deferral of Acquisition Costs	(69.6)	15.6	(60.2)	(143.9)	15.9	(124.2)
Amortization of Deferred Acquisition Costs	59.4	8.4	54.8	130.3	(0.9)	131.5
Other Expenses	256.1	3.0	248.7	512.5	3.3	496.2
Total	1,190.4	0.8	1,180.7	2,389.4	0.2	2,384.7

Operating Income	$218.8	2.2	$214.0	$429.6	1.8	$422.1

Operating Ratios (% of Premium Income):
Benefit Ratio	70.4%		72.0%	70.3%		71.4%
Other Expense Ratio	22.1%		22.0%	22.2%		21.8%
Operating Income Ratio	18.9%		18.9%	18.6%		18.6%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$386.2	(2.2)%	$394.8	$769.7	(2.3)%	$787.5
Group Short-term Disability	137.8	6.7	129.1	275.1	5.8	260.1
Total Premium Income	524.0	—	523.9	1,044.8	(0.3)	1,047.6
Net Investment Income	128.4	(6.8)	137.7	260.8	(6.6)	279.2
Other Income	22.9	0.9	22.7	44.7	(11.5)	50.5
Total	675.3	(1.3)	684.3	1,350.3	(2.0)	1,377.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	429.1	(2.4)	439.6	861.6	(2.2)	881.0
Commissions	39.8	(2.2)	40.7	81.2	(3.7)	84.3
Deferral of Acquisition Costs	(9.1)	31.9	(6.9)	(19.0)	39.7	(13.6)
Amortization of Deferred Acquisition Costs	6.5	25.0	5.2	13.0	25.0	10.4
Other Expenses	135.4	2.0	132.7	271.4	2.7	264.3
Total	601.7	(1.6)	611.3	1,208.2	(1.5)	1,226.4

Operating Income	$73.6	0.8	$73.0	$142.1	(5.8)	$150.9

Operating Ratios (% of Premium Income):
Benefit Ratio	81.9%		83.9%	82.5%		84.1%
Other Expense Ratio	25.8%		25.3%	26.0%		25.2%
Operating Income Ratio	14.0%		13.9%	13.6%		14.4%

Persistency:
Group Long-term Disability				89.0%		88.5%
Group Short-term Disability				88.3%		88.5%

Group long-term disability premium income declined in the second quarter and first six months of 2014 compared to the same periods of 2013 as a result of lower sales in 2013, partially offset by growth from premium rate increases and stable persistency. Group short-term disability premium income increased year-over-year due to sales growth, premium rate increases, and generally stable persistency. Net investment income declined in the second quarter and first six months of 2014 relative to the same periods of 2013 due to a decrease in both the level of invested assets and in yields. Other income is comprised primarily of fees from administrative services products, which were consistent for the second quarter and first six months of 2014 relative to the same periods of 2013. Also included in other income for the first six months of 2013 is a gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings, LLC.

Risk results were favorable in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to favorable claim recovery experience and generally stable claim incidence rates.

The deferral and amortization of acquisition costs were both higher in the second quarter and first six months of 2014 relative to the same periods of 2013 due to an increase in deferrable expenses and the continued growth in the level of the deferred asset. The other expense ratio for the second quarter and first six months of 2014 increased relative to the same periods of 2013 due to relatively flat premium income and an increase in other expenses driven by technology investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Group Life	$313.2	3.2%	$303.6	$623.1	2.9%	$605.8
Accidental Death & Dismemberment	31.1	3.0	30.2	61.7	1.0	61.1
Total Premium Income	344.3	3.1	333.8	684.8	2.7	666.9
Net Investment Income	34.2	(2.6)	35.1	69.4	(2.0)	70.8
Other Income	0.4	—	0.4	0.8	(11.1)	0.9
Total	378.9	2.6	369.3	755.0	2.2	738.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	241.5	1.8	237.3	480.8	1.7	472.6
Commissions	28.0	2.9	27.2	56.5	1.6	55.6
Deferral of Acquisition Costs	(7.5)	31.6	(5.7)	(14.7)	28.9	(11.4)
Amortization of Deferred Acquisition Costs	5.3	47.2	3.6	10.6	37.7	7.7
Other Expenses	50.0	0.8	49.6	100.4	1.5	98.9
Total	317.3	1.7	312.0	633.6	1.6	623.4

Operating Income	$61.6	7.5	$57.3	$121.4	5.4	$115.2

Operating Ratios (% of Premium Income):
Benefit Ratio	70.1%		71.1%	70.2%		70.9%
Other Expense Ratio	14.5%		14.9%	14.7%		14.8%
Operating Income Ratio	17.9%		17.2%	17.7%		17.3%

Persistency:
Group Life				89.4%		89.1%
Accidental Death & Dismemberment				90.2%		89.5%

Premium income increased in the second quarter and first six months of 2014 compared to the same periods of 2013 primarily due to growth in the inforce block of business resulting from sales and favorable persistency, as well as premium rate increases. Net investment income was lower in the second quarter and first six months of 2014 compared to the same periods of 2013 primarily due to a decrease in invested asset yields, partially offset by an increase in the level of invested assets.

Risk results were favorable in the second quarter and first six months of 2014 compared to the same periods of 2013, with lower claim incidence partially offset by a higher average claim size.

The deferral and amortization of acquisition costs were both higher in the second quarter and first six months of 2014 relative to the same periods of 2013 due to an increase in deferrable expenses and the continued growth in the level of the deferred asset. The other expense ratio in the second quarter and first six months of 2014 declined relative to the same periods of 2013 due to an increase in premium income which more than offset expense increases driven by technology investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability - Recently Issued	$116.0	1.5%	$114.3	$231.9	(1.1)%	$234.4
Voluntary Benefits	173.4	8.7	159.5	348.7	8.2	322.3
Total Premium Income	289.4	5.7	273.8	580.6	4.3	556.7
Net Investment Income	58.6	0.5	58.3	117.4	0.5	116.8
Other Income	7.0	(22.2)	9.0	15.7	(9.8)	17.4
Total	355.0	4.1	341.1	713.7	3.3	690.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	144.2	4.6	137.8	281.9	4.8	269.0
Commissions	61.9	13.0	54.8	128.5	8.3	118.7
Deferral of Acquisition Costs	(53.0)	11.3	(47.6)	(110.2)	11.1	(99.2)
Amortization of Deferred Acquisition Costs	47.6	3.5	46.0	106.7	(5.9)	113.4
Other Expenses	70.7	6.5	66.4	140.7	5.8	133.0
Total	271.4	5.4	257.4	547.6	2.4	534.9

Operating Income	$83.6	(0.1)	$83.7	$166.1	6.5	$156.0

Interest Adjusted Loss Ratio:
Individual Disability - Recently Issued	30.6%		31.3%	28.9%		28.2%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability - Recently Issued	52.3%		53.4%	50.7%		49.7%
Voluntary Benefits	48.2%		48.2%	47.1%		47.3%
Other Expense Ratio	24.4%		24.3%	24.2%		23.9%
Operating Income Ratio	28.9%		30.6%	28.6%		28.0%

Persistency:
Individual Disability - Recently Issued				90.0%		90.7%
Voluntary Benefits				78.1%		76.5%

Premium income was higher in the second quarter and first six months of 2014 compared to the same periods of 2013, driven primarily by higher sales and stable to favorable persistency. Partially offsetting the year-to-date growth is the decline in premium income resulting from a reinsurance contract entered into during the second quarter of 2013 to cede a small block of individual disability - recently issued business. Net investment income in the second quarter and first six months of 2014 was slightly higher than the comparable periods of 2013, with an increase in the level of invested assets mostly offset by a decline in yield.

The individual disability - recently issued product line experienced an increase in claim incidence rates and lower claim recoveries during the second quarter and first six months of 2014 compared to the prior year periods. Impacting the comparability to the prior year were slightly higher reserve increases during the second quarter of 2013 related to claim inventories. Risk results for voluntary benefits in 2014 were generally consistent with the second quarter and first six months of 2013.

Commissions and deferral of acquisition costs were higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to higher sales in the voluntary benefits product line. The amortization of deferred acquisition costs was higher in the second quarter of 2014 compared to the same period of 2013 due to growth in the level of the deferred asset. The amortization of deferred acquisition costs was lower in the first six months of 2014 relative to the same period of 2013 due to unfavorable policy terminations during the first quarter of 2013 relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in the second quarter and first six months of 2014 increased relative to the same periods of 2013 due to an increase in other expenses driven by technology investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$46.8	42.7%	$32.8	$79.5	24.4%	$63.9
Group Short-term Disability	23.3	24.6	18.7	43.1	24.9	34.5
Group Life and AD&D	62.3	70.7	36.5	103.6	41.3	73.3
Subtotal	132.4	50.5	88.0	226.2	31.7	171.7
Supplemental and Voluntary
Individual Disability - Recently Issued	11.7	14.7	10.2	26.3	3.5	25.4
Voluntary Benefits	39.9	20.2	33.2	143.2	8.6	131.8
Subtotal	51.6	18.9	43.4	169.5	7.8	157.2
Total Sales	$184.0	40.0	$131.4	$395.7	20.3	$328.9

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$91.4	40.2%	$65.2	$151.4	29.7%	$116.7
Large Case Market	41.0	79.8	22.8	74.8	36.0	55.0
Subtotal	132.4	50.5	88.0	226.2	31.7	171.7
Supplemental and Voluntary	51.6	18.9	43.4	169.5	7.8	157.2
Total Sales	$184.0	40.0	$131.4	$395.7	20.3	$328.9

Sales increased in the second quarter and first six months of 2014 relative to the comparable prior year periods due in part to the distraction which occurred in the marketplace during 2013 as a result of healthcare reform implementation, which negatively impacted our core case market sales for our group and voluntary benefits products throughout 2013. Our group core and large case market segments both experienced increased sales to new customer accounts and existing customer accounts in the second quarter and first six months of 2014 compared with the same periods of 2013. The sales mix in our group market sector in the first six months of 2014 was approximately 67 percent core market and 33 percent large case market, generally consistent with the level of 2013.

Sales of voluntary benefits were higher in the second quarter and first six months of 2014 compared to the same periods of 2013, with increases in both core and large case market sales. Sales in our individual disability - recently issued line of business, which are primarily concentrated in the multi-life market, were also higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to an increase in sales to both new and existing customer accounts.

Segment Outlook

During 2014, we expect to continue to produce profitable returns in a challenging market. We believe we will achieve year-over-year growth in premium income during the remainder of 2014, with the possibility of further growth if the overall economic recovery accelerates.  While we are seeing some improvement in our clients’ inclination to hire new employees, increase wages, and expand benefits, we believe there is still significant upside in each of these areas as the economy continues to improve.  In addition to economic conditions, further improvement in market pricing, as much of the industry seeks to improve their aggregate returns, will help strengthen our growth trajectory. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in bond call premiums and other types of miscellaneous net investment income. The low interest rate environment and the tightening of credit spreads continue to place near-term pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As a result of the continued low interest rate environment and the aging of insureds, we began initiating price increases for our group disability products during 2012 and will continue with these pricing levels on new and renewal business throughout 2014. As part of our overall pricing and reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate, to maintain our long-term profitability objectives.  We anticipate that the benefit ratio for full year 2014 for our group disability product line will be slightly below the level of 2013, as we place premium rate in the market to mitigate the impact of lower investment interest rates. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our supplemental and voluntary product line, by higher than expected policy terminations. We believe future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness.

Certain risks and uncertainties are inherent in the disability insurance business. Components of claims experience, such as incidence and recovery rates, may be worse than we expect. Disability claim incidence and claim recovery rates may be influenced by, among other factors, the rate of unemployment and consumer confidence. Within the group disability market, pricing and renewal actions can be taken to react to higher claim rates or lower discount rates, but these actions take time to implement, and there is a risk that the market will not sustain increased prices. In addition, changes in economic and external conditions may not manifest themselves in claims experience for an extended period of time. Unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We have previously taken steps to improve our risk profile, including reducing our exposure to volatile business segments through diversification by market size, product segment, and industry segment. Claim incidence levels may fluctuate due to the normal volatility that occurs in group disability business or may be related to economic conditions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$105.9	10.0%	$96.3	$208.9	7.6%	$194.2
Group Life	33.7	27.2	26.5	68.5	19.1	57.5
Supplemental	14.4	(2.7)	14.8	28.3	(4.7)	29.7
Total Premium Income	154.0	11.9	137.6	305.7	8.6	281.4
Net Investment Income	44.3	(2.4)	45.4	77.9	2.2	76.2
Other Income	0.2	N.M.	(0.1)	0.1	100.0	—
Total	198.5	8.5	182.9	383.7	7.3	357.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	114.0	(1.6)	115.8	220.4	2.1	215.8
Commissions	10.6	24.7	8.5	20.5	9.0	18.8
Deferral of Acquisition Costs	(2.5)	4.2	(2.4)	(4.7)	—	(4.7)
Amortization of Deferred Acquisition Costs	3.2	(8.6)	3.5	6.4	(15.8)	7.6
Other Expenses	33.6	40.0	24.0	65.0	17.5	55.3
Total	158.9	6.4	149.4	307.6	5.1	292.8

Operating Income	$39.6	18.2	$33.5	$76.1	17.4	$64.8

Operating Ratios (% of Premium Income):
Benefit Ratio	74.0%		84.2%	72.1%		76.7%
Other Expense Ratio	21.8%		17.4%	21.3%		19.7%
Operating Income Ratio	25.7%		24.3%	24.9%		23.0%

Persistency:
Group Long-term Disability				87.5%		82.0%
Group Life				70.4%		74.0%
Supplemental				86.3%		87.0%
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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, as occurred during 2014 relative to the prior year periods, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	£62.9	0.3%	£62.7	£125.1	(0.6)%	£125.8
Group Life	20.0	15.6	17.3	41.0	9.9	37.3
Supplemental	8.6	(10.4)	9.6	17.0	(11.9)	19.3
Total Premium Income	91.5	2.1	89.6	183.1	0.4	182.4
Net Investment Income	26.3	(11.1)	29.6	46.6	(5.7)	49.4
Other Income	0.1	100.0	—	0.1	100.0	—
Total	117.9	(1.1)	119.2	229.8	(0.9)	231.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	67.7	(10.2)	75.4	132.0	(5.6)	139.9
Commissions	6.3	12.5	5.6	12.3	0.8	12.2
Deferral of Acquisition Costs	(1.5)	(6.3)	(1.6)	(2.8)	(9.7)	(3.1)
Amortization of Deferred Acquisition Costs	1.9	(17.4)	2.3	3.8	(24.0)	5.0
Other Expenses	19.9	26.8	15.7	38.9	8.7	35.8
Total	94.3	(3.2)	97.4	184.2	(3.0)	189.8

Operating Income	£23.6	8.3	£21.8	£45.6	8.6	£42.0

Weighted Average Pound/Dollar Exchange Rate	1.678		1.537	1.669		1.543

Premium income was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to premium rate increases in our group long-term disability and group life product lines and an increased retention level in our reinsurance program, as of January 1, 2014, for our group life products that provide lump sum benefits. Partially offsetting these increases were large case policy terminations in our group life and supplemental product lines.

Net investment income declined in the second quarter and first six months of 2014 compared to the same periods of 2013 due to lower yields on invested assets and lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

Group long-term disability risk results were favorable in the second quarter of 2014 compared to the second quarter of 2013 due primarily to lower claim incidence rates. Group long-term disability risk results in the first six months of 2014 were generally consistent with the same prior year period. Group life risk results were favorable in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to lower mortality rates on the retained business. Supplemental risk results were favorable in the second quarter and first six months of 2014 compared to the same periods of 2013 due to lower claim incidence rates for the group critical illness product line.

Commissions were higher in the second quarter and first six months of 2014 compared to the same prior year periods due primarily to the increased retention level in our group life reinsurance program. The deferral of acquisition costs was slightly lower in the second quarter and first six months of 2014 compared to the same periods of 2013 due to a lower level of costs attributable to sales activity. The amortization of deferred acquisition costs was lower in the second quarter and first six months of 2014 compared to the same periods of 2013 due to a decrease in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to a lower expense ratio experienced in the second quarter of 2013 as a result of expense allowances related to the reinsurance agreements for our group life business.
Sales
Shown below are sales results in dollars and in pounds for the Unum UK segment.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Sales by Product
Group Long-term Disability	$14.8	7.2%	$13.8	$27.1	9.7%	$24.7
Group Life	5.4	(20.6)	6.8	9.4	(16.8)	11.3
Supplemental	0.9	(18.2)	1.1	1.9	(9.5)	2.1
Total Sales	$21.1	(2.8)	$21.7	$38.4	0.8	$38.1

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$12.6	18.9%	$10.6	$20.2	5.8%	$19.1
Large Case Market	7.6	(24.0)	10.0	16.3	(3.6)	16.9
Subtotal	20.2	(1.9)	20.6	36.5	1.4	36.0
Supplemental	0.9	(18.2)	1.1	1.9	(9.5)	2.1
Total Sales	$21.1	(2.8)	$21.7	$38.4	0.8	$38.1

Sales by Product
Group Long-term Disability	£8.9	(1.1)%	£9.0	£16.3	1.9%	£16.0
Group Life	3.2	(28.9)	4.5	5.6	(24.3)	7.4
Supplemental	0.5	(28.6)	0.7	1.1	(15.4)	1.3
Total Sales	£12.6	(11.3)	£14.2	£23.0	(6.9)	£24.7

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£7.6	10.1%	£6.9	£12.1	(2.4)%	£12.4
Large Case Market	4.5	(31.8)	6.6	9.8	(10.9)	11.0
Subtotal	12.1	(10.4)	13.5	21.9	(6.4)	23.4
Supplemental	0.5	(28.6)	0.7	1.1	(15.4)	1.3
Total Sales	£12.6	(11.3)	£14.2	£23.0	(6.9)	£24.7

Sales in group long-term disability were slightly lower during the second quarter of 2014 relative to the comparable period of 2013 due to lower sales to existing customers in the large case market, mostly offset by higher new customer account sales in the core market, or employee groups with fewer than 500 lives. The group long-term disability sales increase in the first six months of 2014 compared to the same period of 2013 was the result of an increase in new customer account sales in the large case market, partially offset by a decline in existing customer account sales in both the core and large case market segments. Group life sales were lower in the second quarter and first six months of 2014 compared to the same periods of 2013 due to decreased sales to both new and existing customers in the highly competitive large case market. Supplemental and voluntary sales were lower in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to lower sales in our group critical illness product line.

Segment Outlook

Our primary focus during 2014 is to build key capabilities to enable us to deliver future growth. Our shift in business mix and focus on premium rate increases, where applicable, for both group long-term disability and group life is expected to continue to improve our underlying profitability. We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

In our group life business, our near-term actions regarding rate increases, reinsurance, and the discontinuance of certain product lines have reduced volatility and contributed to improvement in our overall profit margin. In our group long-term disability business, we remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment in the U.K.  We do, however, see genuine opportunities to grow the group long-term disability market in the U.K. through establishing new relationships with employers and also deepening the level of coverage with our existing corporate clients. We anticipate returning to more normal levels of premium growth as a result of the rate increases that we have placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. We would also expect any sustained improvement in economic conditions to impact positively on our operating results over time as corporate payrolls and employee benefit spend increases. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority in the U.K.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$189.2	2.4%	$184.7	$378.3	2.4%	$369.5
Life	57.5	4.0	55.3	114.9	4.4	110.1
Cancer and Critical Illness	70.1	3.2	67.9	140.0	3.4	135.4
Total Premium Income	316.8	2.9	307.9	633.2	3.0	615.0
Net Investment Income	36.2	5.5	34.3	73.1	(1.2)	74.0
Other Income	0.1	—	0.1	—	(100.0)	0.1
Total	353.1	3.2	342.3	706.3	2.5	689.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	164.6	2.7	160.3	324.4	0.9	321.6
Commissions	63.5	1.6	62.5	127.0	0.4	126.5
Deferral of Acquisition Costs	(52.7)	3.9	(50.7)	(105.2)	2.5	(102.6)
Amortization of Deferred Acquisition Costs	43.8	1.9	43.0	88.3	2.7	86.0
Other Expenses	58.6	4.5	56.1	117.1	5.4	111.1
Total	277.8	2.4	271.2	551.6	1.7	542.6

Operating Income	$75.3	5.9	$71.1	$154.7	5.6	$146.5

Operating Ratios (% of Premium Income):
Benefit Ratio	52.0%		52.1%	51.2%		52.3%
Other Expense Ratio	18.5%		18.2%	18.5%		18.1%
Operating Income Ratio	23.8%		23.1%	24.4%		23.8%

Persistency:
Accident, Sickness, and Disability				74.8%		75.8%
Life				84.9%		85.5%
Cancer and Critical Illness				82.5%		83.9%
Premium income increased in the second quarter and first six months of 2014 relative to the same periods of 2013 as a result of sales growth and generally stable persistency. Net investment income was higher in the second quarter but slightly lower in the first six months of 2014 compared to the same periods of 2013. The increase in net investment income in the second quarter of 2014 relative to the prior year second quarter is primarily due to an increase in the level of invested assets while the decrease in the first six months relative to the same period last year is due to a decrease in income from bond calls and private equity partnership investments, partially offset by an increase in the level of invested assets.

Favorable risk results in the second quarter and first six months of 2014 as compared to the same periods of 2013 reflects improved claim experience in the cancer and critical illness product line, partially offset by less favorable claim experience in the life and accident, sickness, and disability product lines. The first six months of 2014 were also favorably impacted by the release of active life reserves on terminations of older cases in the accident, sickness, and disability and cancer and critical illness product lines during the first quarter of 2014.

The deferral of acquisition costs was higher in the second quarter and first six months 2014 compared to the same periods of 2013 due to sales growth. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2014 compared to same periods of 2013 due to continued growth in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to a higher level of allocated retirement-related costs.
Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Sales by Product
Accident, Sickness, and Disability	$57.3	5.1%	$54.5	$104.0	5.7%	$98.4
Life	18.3	15.8	15.8	32.5	10.9	29.3
Cancer and Critical Illness	15.0	8.7	13.8	26.1	8.8	24.0
Total Sales	$90.6	7.7	$84.1	$162.6	7.2	$151.7

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$63.8	8.9%	$58.6	$115.5	5.6%	$109.4
Large Case Market	10.0	4.2	9.6	19.7	28.8	15.3
Total Commercial Sales	73.8	8.2	68.2	135.2	8.4	124.7
Public Sector	16.8	5.7	15.9	27.4	1.5	27.0
Total Sales	$90.6	7.7	$84.1	$162.6	7.2	$151.7

Sales were higher in the second quarter and first six months of 2014 relative to the same periods of 2013, with growth in both new and existing customer account sales and particularly strong growth in new account sales during the second quarter of 2014. Commercial market sales increased in the second quarter and first six months of 2014 relative to the comparable periods of 2013, with increases in both the core commercial market, which we define as accounts with fewer than 1,000 lives, and the large case market. The growth was primarily attributable to new account sales. The increase in public sector market sales in the second quarter and first six months of 2014 compared to the same periods of 2013 was also driven primarily by new account sales. The number of new accounts increased 9.3 percent and 2.5 percent, respectively, in the second quarter and first six months of 2014 relative to the comparable periods of 2013.
Segment Outlook

We expect our year-over-year sales and premium growth to continue throughout 2014.  While we are seeing some improvement in employment growth and buying conditions, we believe there is potential for further growth as the economy continues to improve.  Volatility in net investment income is likely to continue during 2014 as a result of fluctuations in bond calls and other types of miscellaneous net investment income. Regarding risk results, we expect our annual benefit ratio for 2014 to be generally consistent with the level of 2013, excluding the fourth quarter of 2013 reserve increase for unclaimed death benefits, and we believe our strong profit margins will continue.

We believe proper execution of our growth strategy and a continued improvement in the economy will deliver sales and premium growth that are in line with long-term expectations. Unfavorable U.S. economic conditions and the increasing competition in the voluntary market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability	$157.8	(7.5)%	$170.6	$318.9	(9.5)%	$352.4
Long-term Care	157.1	(0.4)	157.8	313.6	(0.9)	316.6
All Other	0.2	(50.0)	0.4	0.5	N.M.	0.1
Total Premium Income	315.1	(4.2)	328.8	633.0	(5.4)	669.1
Net Investment Income	326.5	3.3	316.1	642.8	2.2	629.2
Other Income	24.5	2.9	23.8	46.1	(3.8)	47.9
Total	666.1	(0.4)	668.7	1,321.9	(1.8)	1,346.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	560.0	(1.9)	571.0	1,115.6	(3.0)	1,150.3
Commissions	25.4	(6.3)	27.1	51.5	(6.5)	55.1
Interest and Debt Expense	1.8	(14.3)	2.1	3.7	(14.0)	4.3
Other Expenses	41.6	6.9	38.9	84.7	6.4	79.6
Total	628.8	(1.6)	639.1	1,255.5	(2.6)	1,289.3

Operating Income	$37.3	26.0	$29.6	$66.4	16.7	$56.9

Interest Adjusted Loss Ratios:
Individual Disability	89.4%		82.7%	85.4%		82.1%
Long-term Care	80.8%		90.1%	82.8%		89.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.2%		11.8%	13.4%		11.9%
Operating Income Ratio	11.8%		9.0%	10.5%		8.5%

Persistency:
Individual Disability				91.4%		92.2%
Long-term Care				95.2%		95.5%

N.M. = not a meaningful percentage

Total premium income decreased in the second quarter and first six months of 2014 compared to the same periods of 2013 due to expected policy terminations and maturities. Premium decreases resulting from persistency trends in the long-term care line of business were partially offset by the favorable impact of premium rate increases on certain of these policies. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to higher asset levels and an increase in income from private equity partnership investments, partially offset by a decrease in yield on invested assets. Other income, which includes the underlying results of certain blocks of reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was higher in the second quarter of 2014 relative to the same period of 2013 primarily due to tax-related reimbursements with the ceding insurer. Other income declined on a year-to-date basis compared to the prior year due in part to lower investment income from the investment portfolios held by the ceding companies.

Individual disability risk results for the second quarter and first six months of 2014 were unfavorable compared to the same periods of 2013 due to higher claim incidence rates and unfavorable mortality experience, partially offset by an increase in claim recovery rates. Long-term care risk results were favorable in the second quarter and first six months of 2014 compared to the same periods of 2013 due to lower claim incidence rates as well as favorable development in active life reserves resulting in part from terminations and changes in coverage for existing policyholders.

Interest and debt expense in the second quarter and first six months of 2014 was lower than in the same periods of 2013 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest. The other expense ratio was higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due to lower premium income and an increase in expenses attributable to our long-term care product line.

Segment Outlook

During 2014, we intend to continue our focus on operational effectiveness, rate increases, and capital management. We expect operating revenue to decline over time as these closed blocks of business wind down, although we anticipate additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates may continue to be issued where we are required to do so under the terms of existing group policies. We will likely experience volatility in net investment income due to the lack of predictability of investment income from bond call premiums and private equity partnerships. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves previously established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2014	% Change	2013	2014	% Change	2013
Operating Revenue
Net Investment Income	$0.9	N.M.	$(0.8)	$0.2	(80.0)%	$1.0
Other Income	(0.2)	(125.0)	0.8	1.3	(45.8)	2.4
Total	0.7	100.0	—	1.5	(55.9)	3.4

Interest and Other Expenses	49.7	34.0	37.1	84.7	14.2	74.2

Operating Loss Including Costs Related to Early Retirement of Debt	(49.0)	(32.1)	(37.1)	(83.2)	(17.5)	(70.8)
Costs Related to Early Retirement of Debt	13.2	100.0	—	13.2	100.0	—
Operating Loss	$(35.8)	3.5	$(37.1)	$(70.0)	1.1	$(70.8)
N.M. = not a meaningful percentage

Net investment income increased in the second quarter of 2014 compared to the same period of 2013 due to a higher level of invested assets, partially offset by a lower yield on invested assets. For the first six months of 2014, net investment income declined relative to the prior year comparable period due to a lower yield on invested assets and lower income from bond calls and partnership investments, partially offset by a higher level of invested assets.

Interest and other expenses were higher in the second quarter and first six months of 2014 compared to the same periods of 2013 due primarily to $13.2 million of costs related to the early retirement of a portion of the outstanding principal of the debt issued by one of our U.K. subsidiaries as well as an increase in interest expense on debt. These increases were partially offset by a higher level of retirement-related costs allocated from Corporate to our other segments.
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

The duration weighted book yield on the fixed income securities in our investment portfolio was 6.21 percent as of June 30, 2014, compared to a yield of 6.28 percent as of December 31, 2013. Duration is a measure of the percentage change in the fair values of assets and liabilities for a given change in interest rates. As previously noted, cash flows from the in-force asset and liability portfolios are projected at varying interest rate levels to obtain a range of projected cash flows under different interest rate scenarios. To assess the impact of a duration mismatch which may occur under the different interest rate scenarios, we measure the potential changes in estimated fair value based on a hypothetical change in interest rates to quantify a dollar value change. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies more on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2014

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,742.5	$280.6	$207.8	$12.3	$2,534.7	$292.9
Capital Goods	3,828.0	501.5	118.8	2.4	3,709.2	503.9
Communications	3,061.4	490.4	97.0	1.5	2,964.4	491.9
Consumer Cyclical	1,224.1	158.9	—	—	1,224.1	158.9
Consumer Non-Cyclical	5,884.8	754.4	475.9	15.1	5,408.9	769.5
Energy (Oil & Gas)	6,351.9	939.5	278.8	11.3	6,073.1	950.8
Financial Institutions	3,457.0	370.7	28.1	0.6	3,428.9	371.3
Mortgage/Asset-Backed	2,564.6	208.8	17.8	0.5	2,546.8	209.3
Sovereigns	1,393.6	169.5	36.5	0.6	1,357.1	170.1
Technology	1,125.3	96.7	166.5	4.6	958.8	101.3
Transportation	1,519.7	228.6	29.4	0.7	1,490.3	229.3
U.S. Government Agencies and Municipalities	3,202.4	502.1	182.2	8.2	3,020.2	510.3
Public Utilities	8,495.4	1,308.2	163.0	7.2	8,332.4	1,315.4
Redeemable Preferred Stocks	50.2	6.2	—	—	50.2	6.2
Total	$44,900.9	$6,016.1	$1,801.8	$65.0	$43,099.1	$6,081.1

Our gross unrealized loss on fixed maturity securities, which for investment-grade securities was $50.3 million and for below-investment-grade securities was $14.7 million at June 30, 2014, relates primarily to changes in interest rates or changes in market or sector credit spreads that occurred subsequent to the acquisition of the securities. The magnitude of the loss, as well as the length of time in a loss position, was generally consistent throughout 2013 and during the first six months of 2014. We held no fixed maturity securities at June 30, 2014 with a gross unrealized loss of $10.0 million or greater.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or the sale of fixed-maturity securities during the second quarter or first six months of 2014 or 2013.

At June 30, 2014, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At June 30, 2014, we held $211.8 million fair value ($187.5 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At June 30, 2014, our mortgage/asset-backed securities had an average life of 5.25 years, effective duration of 4.41 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2014, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,228.2 million and $3,441.1 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  At June 30, 2014, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,823.8 million and $1,815.1 million on an amortized cost basis at June 30, 2014 and December 31, 2013, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held two mortgage loans at June 30, 2014 that were considered impaired and were carried at the estimated net realizable value of $31.2 million, net of a valuation allowance of $4.5 million. We held one mortgage loan at December 31, 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $7.9 million at June 30, 2014. We held $3.6 million of cash collateral from our counterparties at June 30, 2014. The carrying value of fixed maturity securities posted as collateral to our counterparties was $98.0 million at June 30, 2014. We had no cash collateral posted to our counterparties at June 30, 2014. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $54.0 million and $39.9 million on a fair value basis at June 30, 2014 and December 31, 2013, respectively.

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

Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies are a significant source of liquidity for us and were approximately $616 million and $514 million at June 30, 2014 and December 31, 2013, respectively. The increase was driven primarily by dividends from subsidiaries and our debt issuance in March, less debt repayments and repurchases of our common stock. The June 30, 2014 balance, of which approximately $128 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 1.8 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in December 2013 and authorizes the repurchase of up to $750 million of common stock through June 2015, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The dollar value of shares remaining under the current repurchase program was approximately $530 million at June 30, 2014. During the first six months of 2014, we repurchased 5.8 million shares at a cost of approximately $200 million.

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

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and Fairwind Insurance Company (Fairwind), formerly UnumProvident International Ltd., all of which are affiliated captive reinsurance subsidiaries domiciled in the United States with Unum Group as the ultimate parent. The ability of Northwind Re, Tailwind Re, and Fairwind to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re, Tailwind Re, and Fairwind.

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

Funding for Employee Benefit Plans

We made contributions during the first six months of 2014 of approximately $37.2 million and £1.2 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $28.6 million and £1.5 million during the remainder of 2014. We contribute to our U.K. defined benefit pension plan sufficient to meet the minimum funding requirement under U.K. legislation. We made required contributions of £1.4 million during the first six months of 2014 and expect to make no further contributions during the remainder of the year. We do not expect to make contributions to our U.S. qualified defined benefit pension plan during 2014.

We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At June 30, 2014, we had short-term debt of $57.4 million, consisting entirely of securities lending agreements, and long-term debt of $2,792.0 million, consisting primarily of senior secured notes and junior subordinated debt securities.

During the second quarter of 2014, we retired $145.0 million principal amount of our 6.85% notes, with a remaining principal amount at June 30, 2014 of $151.8 million.

During the first quarter of 2014, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due 2024, bear interest at a fixed rate of 4.00% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $30.0 million in the first six months of 2014.

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

Commitments

At June 30, 2014, we had legally binding unfunded commitments of $15.7 million to fund tax credit partnership investments and $15.7 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $137.6 million to fund certain investments in private placement fixed maturity securities, $135.5 million to fund certain private equity partnerships, and $18.4 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. During the first six months of 2014, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes in outstanding long-term and short-term debt as noted herein.
Transfers of Financial Assets

We account for all of our securities lending agreements and repurchase agreements as collateralized financings. We had $57.4 million of securities lending agreements outstanding which were collateralized by cash at June 30, 2014 and were reported as short-term debt in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2014 was $63.8 million, and the maximum amount outstanding at any month end was $94.0 million. In addition, at June 30, 2014, we had $125.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2014 was $124.8 million, and the maximum amount outstanding at any month end was $153.6 million.

We had no repurchase agreements outstanding at June 30, 2014, nor did we utilize any repurchase agreements during the first six months of 2014. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Consolidated Cash Flows
Operating Cash Flows
Net cash provided by operating activities was $725.8 million for the first six months of 2014, compared to $448.3 million in the same period of 2013. Operating cash flows are primarily attributable to the receipt of premium and investment income, offset by payments of claims, commissions, expenses, and income taxes. Premium income growth is dependent not only on new sales, but on renewals and growth of existing business, renewal price increases, and persistency. Investment income growth is dependent on the growth in the underlying assets supporting our insurance reserves and capital and on the earned yield. The level of commissions and operating expenses is attributable to the level of sales and the first year acquisition expenses associated with new business as well as the maintenance of existing business. The level of paid claims is affected partially by the growth and aging of the block of business and also by the general economy, as previously discussed in the operating results by segment.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Net cash used by investing activities was $562.0 million for the first six months of 2014, compared to net cash provided by investing activities of $174.8 million in the same period of 2013. Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders. Net cash used by financing activities was $145.9 million for the first six months of 2014, compared to $652.6 million in the same period of 2013.

During the second quarter of 2014, we retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cash outflow of $158.2 million.

During the first quarter of 2014, we issued $350.0 million of 4.00% unsecured 10-year senior notes in a public offering and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts.

During each of the first six months of 2014 and 2013, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings. During the first quarter of 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million.

The balance outstanding under our securities lending program decreased by $19.1 million and $302.2 million in the first six months of 2014 and 2013, respectively.

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2014 and 2013 was $202.7 million and $197.4 million, respectively. During the first six months of 2014 and 2013, we paid dividends of $75.7 million and $70.4 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2013. During the first six months of 2014, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We evaluated those controls based on the 1992 Integrated Internal Control Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2014	225,333	$32.91	225,333	$622,471,146
May 1 - May 31, 2014	1,264,201	33.32	1,264,201	580,352,413
June 1 - June 30, 2014	1,438,192	35.05	1,438,192	529,938,187
Total	2,927,726		2,927,726

(1)	The average price paid per share excludes the cost of commissions.

(2)	In December 2013, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through June 12, 2015.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 31, 2014	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date: July 31, 2014	By:	/s/ Richard P. McKenney
Richard P. McKenney
Executive Vice President and Chief Financial Officer