Form 10-K
period 2014-12-31
Unum Group
filed 2015-02-25
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $8.9 billion. As of February 23, 2015, there were 251,422,589 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2014.

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

•
Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality and morbidity rates, and policy benefit offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of our claims operational processes, and changes in government programs.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We also continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. The low interest rate environment continues to be a challenge and may put pressure on our profitability and reserve levels for some products, but we continue to analyze and employ strategies that we believe will help us navigate this environment. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2014 is as follows:

Unum US	59.8%
Unum UK	7.8
Colonial Life	16.3
Closed Block	16.1
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability and voluntary benefits products. Unum US products are issued primarily by Unum America and Provident. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products, with a focus on benefit offerings in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 lives, and the voluntary benefits market segment.

The percentage of Unum US segment premium income generated by each product line during 2014 is as follows:

Group Disability	45.3%
Group Life and Accidental Death & Dismemberment	29.8
Individual Disability	10.0
Voluntary Benefits	14.9
Total	100.0%

Group Long-term and Short-term Disability

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

Premium rates for individual disability products vary by age, product feature, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Our underwriting rules, issue limits, and plan designs reflect the financial circumstances of prospective insureds. Individuals in multi-life groups may be subject to limited medical underwriting. The majority of our individual disability policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or change the premium.

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

Premium rates for voluntary benefits products are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Our underwriters evaluate the medical condition of prospective policyholders prior to the issuance of a policy on a simplified basis. Underwriting requirements may be waived for cases that meet certain criteria, including participation levels. Individual voluntary benefits products other than life insurance are offered on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. Group voluntary benefits products are offered primarily on an optionally renewable basis which allows us to re-price or terminate in-force policies.

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

The percentage of Unum UK segment premium income generated by each product line during 2014 is as follows:

Group Long-term Disability	69.0%
Group Life	21.9
Individual Disability	5.5
Critical Illness	3.6
Total	100.0%

Group Long-term Disability

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

Group Life

Group life products are sold to employers as employee benefit products. Group life consists of two types of products, a renewable term life insurance product and a group dependent life product. The renewable term life product provides a lump sum benefit to the beneficiary on death of an employee. The group dependent life product, which we discontinued offering to new customers in 2012, provides an annuity to the beneficiary upon the death of an employee. Both coverages are frequently linked to employees' wages. Premiums for group life are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products.

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

The percentage of Colonial Life segment premium income generated by each product line during 2014 is as follows:

Accident, Sickness, and Disability	59.7%
Life	18.2
Cancer and Critical Illness	22.1
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident and health plans covering hospital admissions, confinement, and surgeries on an indemnity basis.

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

Life

Life products are primarily comprised of universal life, whole life, and term life policies.

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Closed Block segment premium income for 2014 was comprised of approximately 50 percent individual disability and 50 percent group and individual long-term care.

Individual Disability

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

Profitability is affected by premium rate increases, persistency, investment returns, claims experience, and the level of administrative expenses.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2014 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries and not ceded is $750,000 per covered life per policy under a group or individual life policy and under a group or individual accidental death and dismemberment policy. For Unum Limited life insurance risk, we have reinsurance agreements which provide 50 percent coverage up to £500,000 per covered life for group dependent life benefits and 25 percent coverage for lump sum benefits, as well as 100 percent coverage per covered life above that amount.

We have reinsurance agreements on approximately 77 percent of our Closed Block individual disability business. As of December 31, 2014, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $6.2 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which includes five layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. Each layer provides coverage for all catastrophic events up to $1 million of coverage per person per policy for each U.S. covered line of business and up to £1 million of coverage for each Unum Limited covered line of business, including acts of war and any type of terrorism. We have the following coverage for 2015, after a $50 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$25.0	50%
Second	50.0	50%
Third	50.0	50%
Fourth	82.5	55%
Fifth	180.0	60%
Total Catastrophic Coverage	$387.5

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2015, after a £60 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£9.0	15%
Second	18.0	30%
Total Catastrophic Coverage	£27.0

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

We have a quota share reinsurance agreement under which we cede certain blocks of Unum US group long-term disability claims. The agreement is on a combination coinsurance with funds withheld and modified coinsurance basis and provides 80 percent quota share reinsurance on the ceded claims. We also have four reinsurance agreements that collectively cede approximately 55 percent of Unum US group life risk up to our per person retention limit for our U.S. insurance subsidiaries. These reinsurance agreements for Unum US group disability and group life allow us to more effectively manage capital in conformity with statutory accounting principles but do not meet insurance risk transfer in accordance with applicable U.S. generally accepted accounting principles (GAAP) and therefore are not accounted for as reinsurance in our consolidated GAAP financial statements.

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and Fairwind Insurance Company (Fairwind), all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) domiciled in the United States, with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. On a consolidated reporting basis for Unum Group, financial statement impacts of these intercompany reinsurance arrangements are eliminated in accordance with GAAP.

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A; "Consolidated Operating Results," "Segment Results," and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7, and Notes 1, 12, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The assumptions we use to calculate our reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is not less favorable than our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include claim incidence rates, claim resolution rates, mortality and morbidity rates, policy persistency, interest rates, premium rate increases, and any applicable policy benefit offsets, including those for social security and other government-based welfare benefits. We periodically review our experience and update our policy reserves for new issues and reserves for all claims incurred, as we believe appropriate.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

Refer to "Risk Factors" contained herein in Item 1A; "Critical Accounting Estimates" and the discussion of investments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on our investments and derivative financial instruments.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ratings" contained herein in Item 7 for our current outlook, issuer credit, and financial strength ratings. See also further discussion in "Risk Factors" contained herein in Item 1A.

Competition

There is significant competition among insurance companies for the types of products we sell. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength ratings, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

In the United Kingdom, we compete for the individual and group products we sell with a mix of large internationally recognized providers and strong local carriers.  We have observed some of these providers aggressively trying to maintain or grow market share in a difficult economic environment, characterized by very low interest rates and expense pressures on employers and individuals.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. State insurance departments in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

Our U.K. insurance subsidiary, Unum Limited, is subject to dual regulation by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies. The FCA seeks to protect consumers and oversees financial services products and practices, including those governing insurance companies in the U.K.

Capital Requirements

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

The NAIC's Solvency Modernization Initiative (SMI) began in June 2008. The SMI is a self-examination of the United States' insurance solvency regulation framework and includes a review of international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation. The SMI is a wide-ranging initiative that, by its nature, will evolve to respond to national and international insurance regulatory and solvency developments. Current SMI goals and the principles developed through the SMI's exploration of capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting, and reinsurance will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. Although the SMI has concluded, developments on these and related initiatives are expected to continue throughout 2015.

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

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere.  Current solvency standards require an insurance company to hold capital equal to the greater of (i) a formulaic calculation of capital related to liabilities or (ii) a risk-based assessment of capital which is company specific reflecting the insurance company's individual risk profile.  Solvency II, a European Union directive that will prescribe new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, will replace the current capital requirements for Unum Limited.  Our European holding company will also be subject to the Solvency II requirements relevant to insurance holding companies, and its subsidiaries, including Unum Limited, will be subject to group supervision under Solvency II. Solvency II proposals, which are expected to be finalized during the first quarter of 2015, contain amended requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management underpinned by prospective risk identification and quantification, and (iii) disclosure and regulatory reporting requirements.  The effective adoption date is expected to be January 1, 2016.  The impact of Solvency II on our U.K. subsidiaries that are applying for an internal model cannot be fully determined at this time, but the adoption of Solvency II will likely result in an increase in supervisory and disclosure requirements and could also result in increased capital requirements.

The International Association of Insurance Supervisors (IAIS) is developing a model framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs) that contemplates group-wide supervision across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. We do not qualify as an IAIG under the current criteria for designating an IAIG. However, we monitor the activities of the IAIS for the potential that ComFrame could apply to us in the future. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019. At this time, we cannot predict what, if any, additional capital requirements, compliance costs, or other requirements this proposed standard might impose on us, if adopted.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. Although these changes are only beginning to be adopted by individual state regulators, it can be expected that most will ultimately adopt them in some form. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. A completed activity within the SMI includes the adoption by the NAIC of the Risk Management and Own Risk and Solvency Assessment Model Act and the Own Risk and Solvency Assessment (ORSA) Guidance Manual which require insurers to provide a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. We expect to file our ORSA summary report with the applicable insurance regulators in 2015.

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

We are subject to income tax regulations in a number of jurisdictions wherein we operate. There are tax reform efforts underway in the United States, such as the Camp Tax Reform proposals introduced as legislation in 2014 that would, if enacted as proposed, increase our corporate taxes significantly. These proposals have not been adopted, but we continue to monitor these and other tax-related proposals in the United States and elsewhere to understand the potential impact on our profitability.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment was approximately 7 percent of our consolidated operating revenue for the years 2014 and 2013 and approximately 8 percent for 2012. As of December 31, 2014, total assets and total liabilities for our Unum UK segment each equaled approximately 6 percent of consolidated assets and liabilities. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2014, we had approximately 9,500 full-time employees.

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

Name	Age	Position
Thomas R. Watjen	60	President and Chief Executive Officer and a Director
Timothy G. Arnold	52	Executive Vice President, President and Chief Executive Officer, Colonial Life
Liston Bishop III	68	Executive Vice President, Senior Executive Counsel
Breege A. Farrell	55	Executive Vice President, Chief Investment Officer
Lisa G. Iglesias	49	Executive Vice President, General Counsel
Christopher J. Jerome	53	Executive Vice President, Global Services
John F. McGarry	57	Executive Vice President, President and Chief Executive Officer, Closed Block Operations
Richard P. McKenney	46	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	48	President and Chief Executive Officer, Unum UK
Michael Q. Simonds	41	Executive Vice President, President and Chief Executive Officer, Unum US

Mr. Watjen became President and Chief Executive Officer in March 2003. He served as Vice Chairman and Chief Operating Officer from May 2002 until March 2003. He became Executive Vice President, Finance in June 1999 and assumed the additional Risk Management responsibilities in November 1999. Mr. Watjen originally joined a Unum Group predecessor company as Executive Vice President and Chief Financial Officer in 1994. Mr. Watjen will retire as President effective April 1, 2015 and as Chief Executive Officer effective upon the conclusion of our annual meeting of shareholders to be held on May 21, 2015.

Mr. Arnold was named Executive Vice President, President and Chief Executive Officer, Colonial Life in January 2015, after having served as Executive Vice President, President, Colonial Life from July 2014. He previously served as Senior Vice
President, Sales and Marketing, Colonial Life from August 2012, as Senior Vice President, Chief Operations Officer, Colonial
Life from July 2011, and as Senior Vice President, Integrated Underwriting, Unum US from May 2010. Mr. Arnold originally joined a Unum Group predecessor company in 1985.

Mr. Bishop was named Executive Vice President, Senior Executive Counsel in January 2015, after having served as Executive
Vice President and General Counsel since October 2008. From August 1979 through September 2008, Mr. Bishop practiced corporate and securities law as a member of the law firm of Miller & Martin PLLC, except during the period from January 2005 through July 2007 when he was employed as deputy general counsel and corporate secretary of Coca-Cola Enterprises Inc. Mr. Bishop has announced his intention to retire from the Company in 2015.

Ms. Farrell was named Executive Vice President, Chief Investment Officer in August 2013, after having joined the Company as Senior Vice President and Chief Investment Officer in April 2011. Before joining the Company, she held a number of executive-level investment positions within The Allstate Corporation, a personal lines insurer, including as Senior Managing Director of

Allstate Investments, LLC and certain affiliated companies from January 2010 to April 2011, and as Managing Director of these companies from August 2004 to January 2010.

Ms. Iglesias was named Executive Vice President, General Counsel upon joining the Company in January 2015. She served as Senior Vice President, General Counsel and Secretary of WellCare Health Plans, Inc., a managed care company, from February 2012 to December 2014, having first joined WellCare in February 2010 as Vice President, Securities and Assistant General Counsel. Prior to that, she served as General Counsel and Corporate Secretary for Nordstrom, Inc., a fashion specialty retailer, from 2007 to 2008, and as General Counsel and Secretary of Spherion Corporation, a recruiting and staffing company, from 1999 to 2007.

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

Mr. McGarry was named Executive Vice President, President and Chief Executive Officer, Closed Block Operations in August 2013, after having served as Executive Vice President, Individual Disability and Long-term Care Closed Block Operations from September 2012. He previously served as Executive Vice President, President and Chief Executive Officer, Unum UK from July 2010, and as Senior Vice President, Benefits, Individual Disability, and National Client Group Business, Unum US from January 2010. Prior to that, he served in various other capacities within Unum US, including as Senior Vice President, Benefits Operations and Risk Management from March 2008 to January 2010, and as Senior Vice President, Benefits Operations from January 2006 to March 2008. Mr. McGarry originally joined a Unum Group predecessor company in 1986. Mr. McGarry will succeed Mr. McKenney as Chief Financial Officer effective April 1, 2015.

Mr. McKenney was named Executive Vice President and Chief Financial Officer in August 2009, having joined the Company in July 2009. Before joining the Company, Mr. McKenney served as Executive Vice President and Chief Financial Officer of Sun Life Financial Inc., an international financial services company, from February 2007, having joined that company as Executive Vice President in September 2006. He served as Senior Vice President and Chief Financial Officer of Genworth Financial, Inc., a global financial security company, from May 2004 until August 2006. Mr. McKenney will succeed Mr. Watjen as President effective April 1, 2015, and as Chief Executive Officer effective May 21, 2015.

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

Further declines in interest rates and/or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or increase our capital contributions to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

Our net periodic benefit costs and the value of our benefit obligations for our pension plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We set the discount rate assumption at the measurement date for each of our plans to reflect the yield of a portfolio of high quality fixed income debt instruments matched against the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs. Our expectations for the future investment returns on plan assets are based on a combination of historical market performance, current market conditions, and future capital market assumptions obtained from external consultants and economists. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Increases or decreases in long-term interest rates as well as equity market volatility will impact the fair value of our plan assets and may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity.

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

Actual experience may differ from our reserve assumptions which may adversely affect our results of operations or financial condition.

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may continue to increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); premium rate increases; persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts, which could have a material adverse effect on our results of operations or financial condition.

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

We are affected by conditions in the capital markets and the general economy, both in the United States, the United Kingdom, and to a lesser extent, the broader global financial markets. Economic conditions began to improve during 2014, and we expect that there will be gradual continued improvement in 2015, but negative developments in the capital markets and/or the general economy could adversely affect our business and results of operations.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and the European Commission's Solvency II directive, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations. New programs, including healthcare reform and financial services sector reform, may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The United

States social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and reserves.

We use affiliated captive reinsurers for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. If we were required to discontinue use of the captive reinsurers or to alter the structure of the captive reinsurance arrangements, our ability to maintain current RBC ratios and/or our capital deployment activities could be adversely affected. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and it is too early to predict the potential impact of any changes that might be made.

Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability. Changes in tax laws such as the Camp Tax Reform proposals which were introduced as legislation in 2014 could increase our corporate taxes significantly. Furthermore, the value of deferred tax assets could be impacted by our future earnings levels. Changes in tax laws could also make some of our products less attractive to consumers. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our financial condition or results of operations.

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

Credit Spread Risk

Our exposure to credit spreads, which is the yield above comparable U.S. Treasury securities, primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads may unfavorably impact the net unrealized gain or loss position of the investment portfolio and may adversely impact liquidity. Credit spread tightening may reduce net investment income associated with new purchases of fixed income securities.

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

We rely heavily on the effective operation of our information technology systems to administer almost every aspect of our business. We also store confidential policyholder and employee information and other proprietary information on our systems as a part of our normal business operations. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. We maintain security systems and implement measures to protect our information technology systems and data, but they may be insufficient to prevent physical and electronic break-ins, computer viruses or other malicious code, cyber attacks, and similar disruptions from unauthorized tampering. We also have contractual and governance safeguards in place with our third-party outsourcing partners and cloud computing providers to manage security as part of the service they deliver to us, but these measures may not prevent attackers from exploiting weaknesses in their networks to access our data. Threats to our systems or those of third-party providers may originate externally, such as from cyber criminals or other hackers, or internally from within our company, such as from employee error or malfeasance. In some cases we may be unaware of emerging threats and the magnitude of their effects, or we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure.

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

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital and our ability to raise additional capital. If we are downgraded significantly, ratings triggers in our derivatives financial instrument contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the re-pricing can be implemented, if at all, and the rate increases ultimately approved may be favorable or unfavorable relative to assumptions used to establish our reserves. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term care benefits and may subject more policyholders to advanced aging and an associated increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows may not match those of our maturing liabilities. Sustained periods of low or declining interest rates could result in increases in reserves and adversely affect our results of operations.

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

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, operations, and reputational risks. However, our program may not be comprehensive, and our methods for monitoring and managing risk may not fully predict or mitigate future exposures. See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information about our risk management program.

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

Our financial statements are subject to the application of generally accepted accounting principles, in both the United States and the United Kingdom, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the U.S. Financial Accounting Standards Board (FASB), the U.K. Accounting Standards Board (ASB), and the NAIC. Accounting standards issued by the FASB and ASB may be influenced by the International Accounting Standards Board (IASB). These authoritative bodies have several ongoing projects regarding accounting standards that will likely be issued in the near future. Future accounting standards we adopt will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition.

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

Obtaining financing for even a small amount of capital could be challenging in unfavorable market conditions and during periods of economic uncertainty. The markets may exert downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock in Unum Group.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2014, we owned approximately 2.3 million square feet of office space, with approximately 0.9 million square feet in Chattanooga, Tennessee, approximately 0.8 million square feet in Portland, Maine, approximately 0.5 million square feet in Columbia, South Carolina, and approximately 0.1 million square feet in Dorking in the United Kingdom. In addition, as of December 31, 2014, we leased approximately 0.2 million square feet in Worcester, Massachusetts, approximately 0.7 million square feet at various locations throughout the United States, and approximately 0.1 million square feet at various locations in the United Kingdom and in Ireland. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2014
4th Quarter	$35.77	$31.25	$0.165
3rd Quarter	37.15	33.60	0.165
2nd Quarter	35.78	32.07	0.145
1st Quarter	36.30	30.66	0.145

2013
4th Quarter	$35.40	$29.45	$0.145
3rd Quarter	32.94	29.14	0.145
2nd Quarter	29.92	25.55	0.130
1st Quarter	28.34	21.18	0.130

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

As of February 23, 2015, there were 11,545 registered holders of common stock.

In December 2013, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through June 12, 2015. No shares were purchased during the fourth quarter of 2014. At December 31, 2014, the approximate dollar value of shares that may yet be purchased under the program was $429.5 million.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2014	2013	2012	2011	2010
Income Statement Data

Revenue
Premium Income	$7,797.2	$7,624.7	$7,716.1	$7,514.2	$7,431.4
Net Investment Income	2,477.4	2,492.1	2,515.2	2,519.6	2,495.5
Net Realized Investment Gain (Loss)	16.1	6.8	56.2	(4.9)	24.7
Other Income	219.0	230.2	227.9	249.1	241.6
Total	10,509.7	10,353.8	10,515.4	10,278.0	10,193.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	7,310.8	6,595.7	6,722.2	7,209.5	6,354.1
Commissions	935.3	909.5	917.2	879.2	855.4
Interest and Debt Expense	167.5	149.4	145.4	143.3	141.8
Other Expenses (2)	1,568.9	1,494.0	1,481.1	1,712.7	1,522.0
Total	9,982.5	9,148.6	9,265.9	9,944.7	8,873.3

Income Before Income Tax	527.2	1,205.2	1,249.5	333.3	1,319.9
Income Tax	113.8	347.1	355.1	49.1	441.2

Net Income	$413.4	$858.1	$894.4	$284.2	$878.7

Balance Sheet Data

Assets	$62,497.1	$59,403.6	$62,236.1	$59,555.2	$56,602.7

Long-term Debt	$2,628.7	$2,612.0	$2,755.4	$2,570.2	$2,631.3

Accumulated Other Comprehensive Income	$166.4	$255.0	$628.0	$461.8	$351.4
Other Stockholders' Equity	8,386.0	8,404.1	7,984.6	7,707.9	8,133.5
Total Stockholders' Equity	$8,552.4	$8,659.1	$8,612.6	$8,169.7	$8,484.9

Per Share Data

Net Income
Basic	$1.62	$3.24	$3.18	$0.94	$2.70
Assuming Dilution	$1.61	$3.23	$3.17	$0.94	$2.69

Stockholders' Equity	$33.90	$33.30	$31.87	$27.91	$26.80

Cash Dividends	$0.620	$0.550	$0.470	$0.395	$0.350

Weighted Average Common Shares Outstanding
Basic (000s)	255,525.9	264,725.8	281,355.9	302,399.8	325,839.0
Assuming Dilution (000s)	256,652.8	265,949.2	281,756.8	303,571.0	327,221.1

(1) Included are reserve increases of $698.2 million in 2014 and $573.6 million in 2011 related to our long-term care closed block business and a reserve increase of $183.5 million in 2011 related to our individual disability closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2014 reserve increase.

(2) Includes the net change in deferred acquisition costs as well as compensation expense and other expenses. Included in these expenses is $64.4 million in 2014 related to a settlement loss for a pension plan amendment and $196.0 million in 2011 related to the impairment of long-term care closed block deferred acquisition costs. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2014 settlement loss.

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

Executive Summary

2014 Operating Performance and Capital Management

For 2014, we reported net income of $413.4 million, or $1.61 per diluted common share, compared to net income of $858.1 million, or $3.23 per diluted common share, in 2013. Included in our results for both years are net realized investment gains and losses and non-operating retirement-related gains or losses. Included in our 2014 results is a reserve increase related to our long-term care block of business ($698.2 million before tax and $453.8 million after tax, or $1.77 per diluted common share) and costs related to the early retirement of debt ($13.2 million before tax and $10.4 million after tax, or $0.04 per diluted common share). Included in our 2013 results is a reserve increase related to unclaimed death benefits ($95.5 million before tax and $62.1 million after tax, or $0.24 per diluted common share) and a reserve reduction related to group life waiver of premium benefits ($85.0 million before tax and $55.2 million after tax, or $0.21 per diluted common share). Adjusting for these items, after-tax operating income was $910.4 million, or $3.55 per diluted common share, in 2014, compared to $882.5 million, or $3.32 per diluted common share, in 2013. The growth in after-tax operating income per diluted common share is aided by our capital management strategy of returning capital to shareholders through repurchases of our common stock. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 7 for further discussion of these items.

Operating revenue, which excludes net realized investment gains and losses, increased in 2014 relative to the prior year, driven by growth in premium income. Net investment income, also a significant source of revenue for us, was lower than the prior year. Before-tax operating income, which excludes net realized investment gains and losses and non-operating retirement-related gains or losses, declined relative to 2013. Before-tax operating income, when also excluding the reserve adjustments and costs related to the early retirement of debt, as discussed in the preceding paragraph, increased relative to 2013, with favorable earnings in all of our reporting segments except Unum US where we experienced slightly less favorable earnings in the group disability line of business.

Our Unum US segment reported a decrease in operating income of 1.4 percent in 2014 compared to 2013. Operating income, excluding the 2013 reserve adjustments related to unclaimed death benefits and group life waiver of premium benefits, decreased slightly by 0.3 percent, with lower net investment income and higher expenses offset partially by growth in premium income and overall favorable risk results. Premium income increased 3.2 percent in 2014 compared to 2013. The benefit ratio for our Unum US segment for 2014 was 70.6 percent, compared to 71.3 percent, or 71.6 percent excluding the reserve adjustments, in 2013. Unum US sales increased 21.0 percent in 2014 compared to 2013. Persistency remains strong and is generally consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 6.5 percent in 2014 compared to 2013, with an increase in premium income and overall favorable risk results. Premium income in local currency increased 3.6 percent in 2014 relative to 2013. The benefit ratio for Unum UK was 71.0 percent in 2014 compared to 74.3 percent in 2013. Unum UK sales in 2014 increased 7.2 percent, in local currency, compared to 2013. Persistency is favorable relative to the prior year, but group life persistency continues to be lower than our long-term expectations as a result of pursuing rate increases on renewing business.

Our Colonial Life segment reported an increase in operating income of 13.4 percent in 2014 compared to 2013. Operating income, excluding the 2013 reserve increase related to unclaimed death benefits, increased 5.4 percent in 2014, with growth in premium income and favorable risk results. Premium income grew 3.4 percent in 2014 compared to 2013. The 2014 benefit ratio for Colonial Life was 51.9 percent compared to 54.1 percent, or 52.5 percent excluding the reserve increase, in 2013. Colonial Life sales increased 11.6 percent in 2014 compared to 2013. Persistency is generally stable relative to the prior year.

Our Closed Block segment reported a loss in 2014 as a result of the reserve increase for long-term care. Excluding the reserve increase, operating income increased 12.1 percent in 2014 relative to 2013, with an increase in net investment income and favorable risk results in our long-term care line of business offset partially by less favorable risk results in our individual disability line of business.

Although the low interest rate environment and tighter credit spreads continue to place pressure on our profit margins by impacting our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.3 billion at December 31, 2014 compared to $4.1 billion at December 31, 2013, with the increase due primarily to a decline in U.S. Treasury rates during 2014. The earned book yield on our investment portfolio was 5.48 percent for 2014 compared to a yield of 5.57 percent for 2013.

We believe our capital and financial positions are strong. At December 31, 2014, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was in excess of 400 percent and generally consistent with the prior year. During 2014, we repurchased 8.7 million shares of Unum Group common stock at a cost of approximately $301 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $575 million at December 31, 2014.

2014 Long-term Care Reserve Increase

Policy reserves for our long-term care block of business are determined using the gross premium valuation method and, prior to the fourth quarter of 2014, were valued based on assumptions established as of December 31, 2011, the date of the initial loss recognition. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We undertake a review of policy reserve adequacy annually during the fourth quarter of each year, or more frequently if appropriate, using best estimate assumptions as of the date of the review.

Included in our fourth quarter of 2014 review was an analysis of our reserve assumptions, including those for the discount rate, mortality and morbidity rates, persistency, and premium rate increases. Our analysis of reserve discount rate assumptions considered the continued historic low interest rate environment, future market expectations, and our view of future portfolio yields. The assumptions we established in 2011 were set at a level that we estimated would be sustainable in a low interest rate environment for three to five years, with improvements in market yields beginning after the third year. Since that time, however, interest rates have continued to hover near historic lows, and credit spreads have tightened. Our assumption update for mortality incorporates the last three years of Company-specific experience and emerging trends as well as industry data, where available and appropriate, and reflects improvements in life expectancies beyond what was initially anticipated in 2011. Our morbidity assumptions were updated to reflect trends from our own emerging Company experience in claim incidence and terminations, as well as trends based on available and appropriate industry data and studies. Our premium rate increase assumptions were updated to reflect progress-to-date and our on-going rate increase strategy.

Based on our analysis, as of December 31, 2014 we lowered the discount rate assumption to reflect the low interest rate environment and our revised expectation of future investment portfolio yield rates. Our revised assumptions anticipate the low interest rate environment persisting for the next three to five years, with a return to more historical averages over the following five year period. We updated our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant may receive long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience, and we updated our projection of future premium rate increase approvals. Using our revised best estimate assumptions, as of December 31, 2014 we determined that our policy and claim reserves should be increased $698.2 million to reflect our current estimate of future benefit obligations. This charge decreased our 2014 net income $453.8 million. We do not expect these reserve charges to have a material impact on future cash flows available from our subsidiaries or on our capital management plans.

2014 and 2013 Retirement Benefit Changes

In 2014, we amended our U.S. qualified defined benefit pension plan to allow a limited-time offer of benefit payouts to eligible former employees with a vested right to a pension benefit.  The offer provided eligible former employees, regardless of age, with an option to elect to receive a lump-sum settlement of his or her entire accrued pension benefit in December 2014 or to elect receipt of monthly pension benefits commencing in January 2015.  We recognized a settlement loss of $64.4 million before tax, or $41.9 million after tax, during the fourth quarter of 2014. This non-operating retirement-related loss represented the applicable portion of the unrecognized actuarial loss which had previously been included in accumulated other comprehensive income and which pertained to the settled benefit obligation.

In 2013, we adopted plan amendments which froze participation and benefit accruals in our defined benefit pension plans in the U.S. and U.K., effective December 31, 2013 for the U.S. plans and June 30, 2014 for the U.K. plan. As a result of these plan amendments we recognized a net before-tax curtailment gain of $3.0 million during 2013. Because the amendments eliminated all future service accruals subsequent to the effective dates of the amendments, we were also required to remeasure the benefit obligations of our pension plans, which decreased our net pension liability approximately $330 million during 2013, with a corresponding increase in other comprehensive income, less applicable income tax of approximately $115 million. Concurrent with our amendments to our defined benefit pension plans, we adopted amendments to increase the benefits under our defined contribution plans commensurate with the effective dates of the pension plan amendments.

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

During the fourth quarter of 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Claim reserves were increased $49.1 million for Unum US group life, $26.3 million for Unum US voluntary life, and $20.1 million for Colonial Life voluntary life, for a total reserve increase of $95.5 million. These reserve adjustments decreased 2013 net income $62.1 million.

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

During the fourth quarter of 2013, we completed a review of our assumptions and modified our mortality and claim recovery assumptions for our Unum US group life waiver reserves and, as a result, reduced the applicable claim reserves by $85.0 million and increased 2013 net income $55.2 million.

Consolidated Company Outlook for 2015

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. The low interest rate environment continues to be a challenge and may put pressure on our profitability and reserve levels for some products, but we continue to analyze and employ strategies that we believe will help us navigate this environment. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses, as well as the settlement loss from our pension plan amendment, from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

We believe that excluding the 2014 costs related to the early retirement of debt is appropriate because in conjunction with the debt redemption, we recognized in realized investment gains and losses a deferred gain from previously terminated derivatives which were associated with the hedge of this debt. The amount recognized as a realized investment gain, which basically offsets the cost of the debt redemption, is also excluded from our non-GAAP financial measures since we analyze our performance excluding amounts reported as realized investment gains or losses. We believe it provides investors with a more realistic view of our overall profitability if we are consistent in excluding both the cost of the debt retirement as well as the gain on the hedge of the debt.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Year Ended December 31
	2014	2013	2012
Operating Revenue	$10,493.6	$10,347.0	$10,459.2
Net Realized Investment Gain	16.1	6.8	56.2
Total Revenue	$10,509.7	$10,353.8	$10,515.4

Before-tax Operating Income	$1,292.5	$1,241.8	$1,239.7
Net Realized Investment Gain	16.1	6.8	56.2
Non-operating Retirement-related Loss	(70.0)	(32.9)	(46.4)
Costs Related to Early Retirement of Debt	(13.2)	—	—
Long-term Care Reserve Increase	(698.2)	—	—
Unclaimed Death Benefits Reserve Increase	—	(95.5)	—
Group Life Waiver of Premium Benefit Reserve Reduction	—	85.0	—
Income Before Income Tax	$527.2	$1,205.2	$1,249.5

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Year Ended December 31
	2014		2013		2012
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$910.4	$3.55	$882.5	$3.32	$887.5	$3.15
Net Realized Investment Gain, Net of Tax	12.8	0.05	3.9	0.02	37.1	0.13
Non-operating Retirement-related Loss, Net of Tax	(45.6)	(0.18)	(21.4)	(0.08)	(30.2)	(0.11)
Costs Related to Early Retirement of Debt, Net of Tax	(10.4)	(0.04)	—	—	—	—
Long-term Care Reserve Increase, Net of Tax	(453.8)	(1.77)	—	—	—	—
Unclaimed Death Benefits Reserve Increase, Net of Tax	—	—	(62.1)	(0.24)	—	—
Group Life Waiver of Premium Benefit Reserve Reduction, Net of Tax	—	—	55.2	0.21	—	—
Net Income	$413.4	$1.61	$858.1	$3.23	$894.4	$3.17

* Assuming Dilution

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $41.3 billion and $40.5 billion at December 31, 2014 and 2013, respectively, or approximately 76.6 percent and 79.8 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.9 billion and $6.8 billion at December 31, 2014 and 2013, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our non interest-sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability products in our Unum UK segment; disability and cancer and critical illness policies in our Colonial Life segment; and individual disability, long-term care, and other products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Depending on the funding mechanism, a full policy reserve is held during disability reflecting continued funding of the full policy reserve during a disability claim, or a fractional policy reserve is held reflecting that the individual policyholder would need to recover before he or she can again generate future claims for a separate occurrence. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders either reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum UK, and Colonial Life products are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

Policy reserves for our Closed Block segment include certain older policy forms for individual disability, individual and group long-term care, and certain other products, all of which are no longer actively marketed. The reserves for individual disability and individual and group long-term care are determined using the gross premium valuation method. Key assumptions are persistency, mortality and morbidity, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. For long-term care, premium rate increases are also a key assumption. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We perform loss recognition tests on the policy reserves for this block of business annually, or more frequently if appropriate.

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.8 billion on a gross basis. We have ceded $4.7 billion of these other products' policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

Claim Reserves

Claim reserves are established when a claim is incurred or is estimated to have been incurred but not yet reported (IBNR) to us and, as prescribed by GAAP, equals our long-term best estimate of the present value of the liability for future claim payments and claim adjustment expenses. A claim reserve is based on actual known facts regarding the claim, such as the benefits available under the applicable policy, the covered benefit period, the age, and, as appropriate, the occupation and cause of disability of the claimant, as well as assumptions derived from our actual historical experience and expected future changes in experience for factors such as the claim duration, discount rate, and policy benefit offsets, including those for social security and other government-based welfare benefits. Reserves for IBNR claims, similar to incurred claim reserves, include our assumptions for claim duration and discount rates, but because we do not yet know the facts regarding the specific claims, these reserves are also established based on historical incidence rate assumptions, including claim reporting patterns, the average cost of claims, and the expected volumes of incurred claims. Our incurred claim reserves and IBNR claim reserves do not include any provision for the risk of adverse deviation from our assumptions.

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

We use a tabular reserve methodology for our Unum US group and individual long-term disability claims and for our Closed Block group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis, as well as assumptions regarding claim duration, discount rate, and policy benefit offsets. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as on IBNR claims, is determined in aggregate using a paid development method rather than on the individual claimant basis that we use for reported claims on long-term products. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves for Unum US group life and accidental death and dismemberment products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the paid development method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting our Unum UK segment are calculated using generally the same methodology that we use for Unum US disability and group life reserves. The assumptions used in calculating claim reserves for this line of business are based on standard United Kingdom industry experience, adjusted for Unum UK's own experience.

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life's lines of business are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life lines of business are: (1) the timing, rate, and amount of estimated future claim payments; and (2) the estimated expenses associated with the payment of claims.

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. Impacting year over year comparability of policy and claim reserves in the following chart is the 2014 long-term care reserve increase. See "Executive Summary" contained in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2014
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,558.4	$581.1	29.5%	$7,139.5	$66.9	$7,072.6
Group Life and Accidental Death & Dismemberment	68.8	0.4	712.6	195.4	3.7	976.8	3.9	972.9
Individual Disability	555.6	3.2	1,201.5	127.3	5.5	1,884.4	112.5	1,771.9
Voluntary Benefits	1,366.4	8.0	52.3	58.4	0.5	1,477.1	29.1	1,448.0
Unum US Segment	1,990.8	11.6	8,524.8	962.2	39.2	11,477.8	212.4	11,265.4

Unum UK Segment	22.8	0.1	2,168.2	145.2	9.6	2,336.2	112.3	2,223.9

Colonial Life Segment	1,670.4	9.8	279.4	127.3	1.7	2,077.1	9.9	2,067.2

Individual Disability	735.0	4.3	10,150.9	285.6	43.1	11,171.5	1,551.7	9,619.8
Long-term Care	6,884.2	40.2	1,083.3	111.9	4.9	8,079.4	42.5	8,036.9
Other	5,811.4	34.0	214.3	140.7	1.5	6,166.4	4,959.8	1,206.6
Closed Block Segment	13,430.6	78.5	11,448.5	538.2	49.5	25,417.3	6,554.0	18,863.3

Subtotal	$17,114.6	100.0%	$22,420.9	$1,772.9	100.0%	41,308.4	6,888.6	34,419.8

Adjustment to Reserves for Unrealized Gain on Securities						6,150.3	365.0	5,785.3

Consolidated						$47,458.7	$7,253.6	$40,205.1

	December 31, 2013
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,810.3	$569.1	30.1%	$7,379.4	$66.6	$7,312.8
Group Life and Accidental Death & Dismemberment	72.3	0.5	713.2	201.1	3.7	986.6	2.5	984.1
Individual Disability	558.3	3.5	1,155.7	124.4	5.2	1,838.4	104.3	1,734.1
Voluntary Benefits	1,298.4	8.1	48.9	73.2	0.5	1,420.5	29.2	1,391.3
Unum US Segment	1,929.0	12.1	8,728.1	967.8	39.5	11,624.9	202.6	11,422.3

Unum UK Segment	24.9	0.1	2,286.0	171.7	10.0	2,482.6	130.1	2,352.5

Colonial Life Segment	1,577.6	9.9	274.1	134.1	1.7	1,985.8	13.9	1,971.9

Individual Disability	859.3	5.4	10,346.8	281.9	43.3	11,488.0	1,545.0	9,943.0
Long-term Care	5,791.4	36.3	865.7	94.8	3.9	6,751.9	42.6	6,709.3
Other	5,783.8	36.2	234.4	150.2	1.6	6,168.4	4,915.2	1,253.2
Closed Block Segment	12,434.5	77.9	11,446.9	526.9	48.8	24,408.3	6,502.8	17,905.5

Subtotal	$15,966.0	100.0%	$22,735.1	$1,800.5	100.0%	40,501.6	6,849.4	33,652.2

Adjustment to Reserves for Unrealized Gain on Securities						4,108.5	263.8	3,844.7

Consolidated						$44,610.1	$7,113.2	$37,496.9

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, it is not possible to bifurcate the assumptions to evaluate the sensitivity of a change in each assumption, but rather in the aggregate by product line. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. We have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations.  During 2014, claim incidence rates for Unum US group long-term disability were stable relative to the prior year, continuing to benefit from the gradual improvement in the economy. During 2013, claim incidence rates for Unum US group long-term disability improved slightly compared to the slightly elevated level of incidence rates in 2012. We expect that claim incidence trends for Unum US group long-term disability may continue to somewhat follow general economic conditions and demographics of the general U.S. workforce.

During 2014, our claim incidence rates for our Closed Block long-term care line of business improved slightly relative to the levels of 2013 and 2012, when we experienced claim incidence rates higher than the long-term assumptions we established at the time of loss recognition in 2011. We undertook a thorough review of our reserve assumptions related to our long-term care line of business during 2014 and updated our reserves using best estimate assumptions as of the date of the review. See "2014 Long-term Care Reserve Increase" contained in this Item 7.

Interest rates improved somewhat during 2013 and early 2014 before returning to levels well below historical norms in the latter part of 2014, and the assumptions we used to discount our reserves during these periods generally trended downward slightly for all segments and product lines. Reserve discount rate assumptions for new policies and new claims are adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Claim resolution rates have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group and individual long-term disability product lines and our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2013 and 2014 have varied by +3 and -2 percent in our Unum US group long-term disability line of business, between +10 and -13 percent in our Unum US individual disability line of business, and between +7 and -6 percent in our Closed Block individual disability line of business. Claim resolution rates are very sensitive to operational and environmental changes and can be volatile over short periods of time. Throughout the period 2012 to 2014, our claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Regarding experience for our older age, longer duration disabled claimants in our Closed Block individual disability line of business, the claim resolution rates, primarily as pertaining to life expectancy of the insured, showed a reduction in the number of deaths at these older ages during 2014, which we believe is temporary in nature. During 2013 and 2012, mortality assumptions remained relatively consistent with the assumptions that we updated in 2011 for this particular claim block.

We monitor and test our reserves for adequacy relative to all of our assumptions in the aggregate. In our estimation, scenarios based on reasonably possible variations in each of our reserve assumptions, when modeled together in aggregate, could produce potential results as illustrated in the chart below. The major contributor to the variance for both the Unum US group long-term disability line of business and the Closed Block individual disability line of business is the claim resolution rate.

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2014 claim reserve balance (in millions of dollars)
Unum US group long-term disability	3.6%	$250
Closed Block individual disability	2.5%	$245

In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2014, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates. For example, a 25 basis point change in the assumed discount rate over the lifetime of this business would impact reserves by approximately $475 million, assuming all other factors held constant.

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

Approximately 83.7 percent of our DAC relates to non interest-sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest-sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest-sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2014, our key assumptions used to develop the future amortization of acquisition costs deferred during 2014 did not change materially from those used in 2013.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2014 and 2013.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2014	2013
Unum US					(in millions of dollars)
Group Disability	6	30%	0%	0%	$69.8	$55.9
Group Life and Accidental Death & Dismemberment	6	31%	0%	0%	59.8	49.9
Supplemental and Voluntary:
Individual Disability	20	71%	44%	21%	423.6	433.4
Voluntary Benefits	20	58%	23%	8%	543.3	512.3

Unum UK
Group Long-term Disability	3	0%	0%	0%	5.1	5.1
Group Life	3	0%	0%	0%	1.3	1.2
Supplemental	20	57%	17%	7%	24.0	28.0

Colonial Life
Accident, Sickness, and Disability	15	46%	12%	2%	378.2	350.6
Life	25	70%	33%	16%	215.2	218.7
Cancer and Critical Illness	19	59%	26%	10%	181.0	174.1

Totals					$1,901.3	$1,829.2

Amortization of DAC is adjusted to reflect actual experience for assumptions which deviate compared to the anticipated experience. Any deviations from projections may result in a change to the rate of amortization in the period such events occur. As an example, for our non-interest sensitive products, we may experience accelerated amortization if policies terminate earlier than projected, or we may experience a slower rate of amortization if policies persist longer than projected. Our actual experience has not varied materially from our assumptions during the last three years.

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

As of December 31, 2014, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk free interest rates of 1.65 percent for five-year maturities to 2.75 percent for 30-year maturities were derived from the December 31, 2014 yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 1.74 percent for five-year maturities to 3.97 percent for 30-year maturities used at December 31, 2013.

•
Baa corporate bond spread adjustments ranging from 1.21 percent to 2.54 percent were added to the risk free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 1.01 percent to 2.10 percent at December 31, 2013. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2014, approximately 6.6 percent of our fixed maturity securities were categorized as Level 1, 89.0 percent as Level 2, and 4.4 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

See Notes 1 and 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Pension and Postretirement Benefit Plans

We sponsor several defined benefit pension and other postretirement benefit (OPEB) plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We have a separate defined benefit plan for eligible employees in our U.K. operation.

During 2013, our U.S. defined benefit pension plans were closed to new entrants and were amended to freeze participation and benefit accruals as of December 31, 2013. In 2014, we further amended our U.S. qualified defined benefit pension plan to allow a limited-time offer of benefit payouts to eligible former employees with a vested right to a pension benefit.  The offer provided eligible former employees, regardless of age, with an option to elect to receive a lump-sum settlement of his or her entire accrued pension benefit in December 2014 or to elect receipt of monthly pension benefits commencing in January 2015.  For those who elected to receive lump-sum settlements, distributions from plan assets were made on or before December 31, 2014.

The U.K. defined benefit pension plan was closed to new entrants effective December 31, 2002 and was amended in 2013 to freeze participation effective June 30, 2014 and to reduce the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997 effective at the date of adoption in 2013.

Assumptions

Our net periodic benefit costs and the value of our benefit obligations for these plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate, the long-term rate of return on plan assets, and mortality rates. We also use, as applicable, expected increases in compensation levels and a weighted average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate, and the U.K. pension plan also uses expected cost of living increases to plan benefits.

The assumptions chosen for our pension and OPEB plans are reviewed annually, using a December 31 measurement date for each of our plans unless we are required to perform an interim remeasurement. The discount rate, expected long-term rate of return, and mortality rate assumptions have the most significant effect on our net periodic benefit costs associated with these plans. In addition to the effect of changes in our assumptions, the net periodic cost or benefit obligation under our pension and OPEB plans may change due to factors such as plan amendments, actual experience being different from our assumptions, special benefits to terminated employees, and/or changes in benefits provided under the plans.

•
Discount rate - This interest assumption is based on the yield derived from a portfolio of high quality fixed income corporate debt instruments that reasonably match the timing and amounts of projected future benefits for each of our retirement-related benefit plans. The rate is determined at the measurement date. A lower discount rate increases the present value of benefit obligations and increases our net periodic benefit cost.

•
Long-term rate of return - This assumption is our best estimate of the average annual assumed return on plan assets until current benefits are paid. The market-related value as it relates to our estimate of long-term rate of return equals the fair value of plan assets, determined as of the measurement date. The return on plan assets recognizes all asset gains and losses, including changes in fair value, through the measurement date. Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The expected return for the total portfolio is calculated based on the plan's current asset holdings. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments. A lower long-term rate of return on plan assets increases our net periodic benefit cost.

Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the investment portfolios for our plans.

•
Mortality rate - This assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables. The Society of Actuaries released updated mortality tables during the fourth quarter of 2014 which show that longevity in the United States is increasing, thereby establishing a new benchmark for mortality rates of private pension plan participants in the United States. Our mortality assumptions, which reflect the updated mortality tables, increased the benefit obligation of our U.S. defined benefit pension plans by approximately $125 million and of our OPEB plan by approximately $14 million. These updated tables do not impact the calculation of the benefit obligation for our U.K. defined benefit pension plan.

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2015	2014	2015	2014	2015	2014
Discount Rate	4.40%	5.30%	3.60%	4.40%	4.30%	5.00%
Expected Long-term Rate of Return on Plan Assets	7.50%	7.50%	5.20%	6.10%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2014
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(3.5)	$(181.9)	$121.4
Discount Rate	- 50 bp	2.6	205.9	(137.5)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(9.1)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	9.1	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2014, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased $117.0 million, or approximately 7.4 percent, due primarily to the payment of $214.5 million in benefit payments related to our limited-time offer for benefit payouts, offset partially by an appreciation in the fair value of the remaining plan assets. The fair value of plan assets in our U.K. pension plan increased £21.7 million, or approximately 15.9 percent. Although the effect of these changes in fair value had no impact on our 2014 net periodic pension costs, the favorable rate of return on these U.S. plan assets during 2014, in excess of our assumed rate of return for 2014, will have a favorable impact on our net periodic pension costs for 2015. This favorable impact on costs is offset by a decrease in the discount rate for all of our plans and a decrease in the expected long-term rate of return assumption for our U.K. pension plan assets. We believe our assumptions appropriately reflect the impact of the current economic environment.

Our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $631.0 million and an unrecognized prior service credit of $0.7 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. As of December 31, 2014, the unrecognized net loss for these two items combined was $630.3 million.

The unrecognized gains or losses are amortized as a component of the net benefit cost. Our 2014, 2013, and 2012 pension and OPEB expense includes $3.9 million, $27.9 million, and $43.4 million, respectively, of amortization of the unrecognized net actuarial loss and prior service credit. Our 2014 net periodic benefit cost for our U.S. qualified defined benefit pension plan also includes a $64.4 million settlement loss related to our 2014 plan amendment, with a corresponding reduction in the unrecognized net actuarial loss in accumulated other comprehensive income. The unrecognized net actuarial loss for our pension plans, which is $628.4 million at December 31, 2014, will be amortized over the average remaining life expectancy of the plan participants, which is approximately 35 years for U.S. participants and 34 years for U.K. participants, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial loss of $2.6 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at five years, to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2014, $403.7 million of the actuarial loss was outside of the corridor for the U.S. plans and £6.9 million was outside of the corridor for the U.K. plan. At December 31, 2014, none of the actuarial loss was outside of the corridor for the OPEB plan.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,473.7 million at December 31, 2014, compared to $1,590.7 million at December 31, 2013. The plan was in a $245.1 million underfunded position at December 31, 2014 compared to an overfunded position of $13.4 million at December 31, 2013. This year-over-year change was due primarily to the decrease in the discount rate and the adoption of updated mortality assumptions.

The fair value of plan assets in our U.K. pension plan was £158.1 million at December 31, 2014, compared to £136.4 million at December 31, 2013. The U.K. pension plan was in an overfunded position of £12.4 million and £10.3 million at December 31, 2014 and 2013, respectively.

The fair value of plan assets in our OPEB plan was $11.3 million at December 31, 2014, compared to $11.4 million at December 31, 2013. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

See Executive Summary contained herein in Item 7 and Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our plans.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  In evaluating the ability to recover deferred tax assets, we have considered all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  In the event we determine that we most likely would not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made.  Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. As of December 31, 2014 and 2013, we had no valuation allowance.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Revenue
Premium Income	$7,797.2	2.3%	$7,624.7	(1.2)%	$7,716.1
Net Investment Income	2,477.4	(0.6)	2,492.1	(0.9)	2,515.2
Net Realized Investment Gain	16.1	136.8	6.8	(87.9)	56.2
Other Income	219.0	(4.9)	230.2	1.0	227.9
Total Revenue	10,509.7	1.5	10,353.8	(1.5)	10,515.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,310.8	10.8	6,595.7	(1.9)	6,722.2
Commissions	935.3	2.8	909.5	(0.8)	917.2
Interest and Debt Expense	167.5	12.1	149.4	2.8	145.4
Deferral of Acquisition Costs	(524.0)	12.3	(466.8)	(0.1)	(467.3)
Amortization of Deferred Acquisition Costs	440.8	5.2	418.9	10.6	378.7
Compensation Expense	820.9	3.9	790.4	0.5	786.8
Other Expenses	831.2	10.6	751.5	(4.0)	782.9
Total Benefits and Expenses	9,982.5	9.1	9,148.6	(1.3)	9,265.9

Income Before Income Tax	527.2	(56.3)	1,205.2	(3.5)	1,249.5
Income Tax	113.8	(67.2)	347.1	(2.3)	355.1

Net Income	$413.4	(51.8)	$858.1	(4.1)	$894.4

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 7 for additional discussion of these items.

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.646, 1.566, and 1.584 for years ended 2014, 2013, and 2012, respectively. If the 2013 and 2012 results for our U.K. operations had been translated at the higher exchange rate of 2014, our operating revenue by segment in 2013 and 2012 would have been higher by approximately $37.0 million and $32.9 million, respectively, and our operating income in 2013 and 2012 would have been higher by approximately $6.7 million and $5.1 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for 2014 increased relative to the prior year, with premium growth in each of our principal operating business segments due to increased sales, premium rate increases, and favorable persistency in most of our product lines. While we are pleased with the improvement we saw throughout 2014, our premium growth rates remain below our long-term expectations for each of our principal operating business segments. For 2013, we reported premium growth in our Unum US and Colonial Life segments relative to 2012, but premium income in total declined for 2013, as we believe growth in many of our product lines was unfavorably impacted during 2013 by the weak pace of economic growth, low levels of employment growth, the competitive environment, and the distraction caused by political instability and the implementation of healthcare reform. Also unfavorably impacting year over year comparisons for 2013 relative to 2012 were the reinsurance agreements we entered into during 2013 to cede a portion of certain product lines in Unum US individual disability and in Unum UK group life. Premium income continues to decline year over year, as expected, in our Closed Block segment.

Net investment income declined in 2014 relative to 2013 due primarily to a decrease in yield on invested assets and lower miscellaneous income, which includes income from bond call premiums, mortgage fees and payoffs, and partnership investments, partially offset by an increase in the level of invested assets. Net investment income was lower in 2013 relative to 2012 due primarily to a decline in the yield on invested assets, partially offset by a higher level of invested assets.

We recognized net realized investment gains of $16.1 million, $6.8 million, and $56.2 million in 2014, 2013, and 2012, respectively. The net realized investment gain for 2014 includes a $13.1 million hedge gain associated with the early retirement of a portion of the outstanding debt issued by one of our U.K. subsidiaries and an other-than-temporary impairment loss on fixed maturity securities of $13.5 million. The 2013 net realized investment gain includes a $30.0 million loss related to the sale of lower yielding securities during a period when interest rates increased, and we advantageously reinvested the proceeds into higher yielding investments, thereby increasing our investment yield and also improving the credit quality of our fixed maturity securities portfolio. Also included in net realized investment gains is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains of $3.3 million, $30.7 million, and $51.8 million in 2014, 2013, and 2012, respectively. See Notes 4 and 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the hedge gain related to the retirement of debt in 2014.

The consolidated benefit ratios were 93.8 percent in 2014 compared to 86.5 percent in 2013 and 87.1 percent in 2012. Excluding the 2014 and 2013 reserve adjustments, the benefit ratios for 2014 and 2013 were 84.8 percent and 86.4 percent, respectively. The underlying risk results in 2014 for each of our principal operating business segments, as well as for the majority of our product lines within those segments, were favorable or consistent with the prior year periods.

Interest and debt expense for 2014 was higher than the prior year due primarily to the first quarter of 2014 issuance of $350 million of 4.00% senior notes, partially offset by the second quarter of 2014 retirement of $145 million of principal outstanding on 6.85% debt. Interest and debt expense for 2014 also includes $13.2 million of costs related to the second quarter of 2014 early retirement of debt. Interest and debt expense for 2013 was higher than 2012 due primarily to the issuance of $250 million of 5.75% senior notes in the third quarter of 2012, offset partially by lower interest expense on our floating rate debt and the purchase and retirement of the debt held by Tailwind Holdings, LLC (Tailwind Holdings) in the first quarter of 2013. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our debt.

The deferral of acquisition costs increased in 2014 due primarily to sales growth in each of our principal operating business segments. The deferral of acquisition costs in 2013 was generally consistent with 2012. Amortization of acquisition costs was higher year-over-year in both 2014 and 2013 due to growth in the level of the deferred assets in our Unum US and Colonial Life businesses. Also contributing to the increase in amortization of acquisition costs in 2013 compared to 2012 was a higher level of policy terminations experienced in 2013 relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines.

Other expenses, including compensation expense, increased in 2014 compared to 2013 due to an increase in acquisition-related expenses, including sales compensation, resulting from higher sales in certain of our product lines, higher expenses related to technology and other growth-related investments, increased contributions to our defined contribution plans as a result of amendments to these plans which became effective in 2014, and the settlement loss related to our 2014 pension plan amendment. Partially offsetting these expense increases is a lower level of net actuarial loss amortization in 2014 compared to 2013 due to pension plan amendments adopted during 2013. Other expenses, including compensation expense, were in aggregate lower in 2013 relative to 2012 due to active expense management, the impact of the mid-year 2013 pension plan amendments, and expense reductions associated with reinsurance agreements entered into during 2013. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Our income tax for 2014 was 21.6 percent of income before income tax, compared to 28.8 percent and 28.4 percent in 2013 and 2012, respectively. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to tax credits for tax credit partnerships and foreign earnings taxed at lower rates than the U.S. statutory rate. Our overall rate for 2014 was favorably impacted because a larger proportion of our 2014 earnings was derived from our foreign operations and taxed at that lower rate due to the long-term care reserve charge which is taxed at the higher U.S. rate. Our income tax for 2013 and 2012 includes reductions of $6.3 million and $9.3 million, respectively, to reflect the impact of the decrease in the U.K. corporation tax rate changes on our net deferred tax liability related to our U.K. operations. Our 2012 income tax also includes a release of an $11.0 million tax liability related to unrecognized tax benefits. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our income tax.

Further discussion of operating results for each of our segments and major product lines is included in "Segment Operating Results" herein in Item 7.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Unum US	$902.1	21.0%	$745.6	(2.0)%	$760.5

Unum UK	£51.9	7.2%	£48.4	(18.7)%	£59.5

Colonial Life	$410.1	11.6%	$367.6	1.6%	$361.9

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

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability and voluntary benefits products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income	$4,659.7	3.2%	$4,517.1	1.4%	$4,456.5
Net Investment Income	890.3	(4.2)	929.6	(2.4)	952.3
Other Income	122.1	(4.8)	128.3	3.0	124.6
Total	5,672.1	1.7	5,575.0	0.8	5,533.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,288.1	2.0	3,222.4	(0.5)	3,238.6
Commissions	528.7	4.7	505.2	(0.5)	507.5
Deferral of Acquisition Costs	(292.7)	16.2	(252.0)	1.1	(249.2)
Amortization of Deferred Acquisition Costs	248.1	7.9	230.0	17.0	196.5
Other Expenses	1,043.6	4.3	1,000.8	0.8	992.9
Total	4,815.8	2.3	4,706.4	0.4	4,686.3

Income Before Income Tax and Net Realized Investment Gains and Losses	856.3	(1.4)	868.6	2.5	847.1
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	75.4	—	—
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	—	—	(85.0)	—	—
Operating Income	$856.3	(0.3)	$859.0	1.4	$847.1

Operating Ratios (% of Premium Income):
Benefit Ratio	70.6%		71.3%		72.7%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments			71.6%
Other Expense Ratio	22.4%		22.2%		22.3%
Income Ratio	18.4%		19.2%		19.0%
Operating Income Ratio	18.4%		19.0%		19.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$1,553.5	—%	$1,553.9	(1.6)%	$1,578.8
Group Short-term Disability	558.1	7.4	519.6	9.0	476.7
Total Premium Income	2,111.6	1.8	2,073.5	0.9	2,055.5
Net Investment Income	519.1	(5.6)	550.1	(4.6)	576.9
Other Income	91.0	(4.8)	95.6	2.0	93.7
Total	2,721.7	0.1	2,719.2	(0.3)	2,726.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,746.4	0.8	1,732.9	(0.5)	1,741.6
Commissions	161.2	(1.7)	164.0	3.0	159.3
Deferral of Acquisition Costs	(40.2)	35.8	(29.6)	12.5	(26.3)
Amortization of Deferred Acquisition Costs	26.3	24.6	21.1	15.3	18.3
Other Expenses	550.0	3.3	532.4	(1.4)	540.1
Total	2,443.7	0.9	2,420.8	(0.5)	2,433.0

Operating Income	$278.0	(6.8)	$298.4	1.8	$293.1

Operating Ratios (% of Premium Income):
Benefit Ratio	82.7%		83.6%		84.7%
Other Expense Ratio	26.0%		25.7%		26.3%
Operating Income Ratio	13.2%		14.4%		14.3%

Persistency:
Group Long-term Disability	90.6%		87.2%		90.7%
Group Short-term Disability	89.6%		88.0%		88.0%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 compared to 2013, driven by favorable persistency, premium rate increases, and sales growth for both group long-term and group short-term disability. Net investment income declined in 2014 relative to 2013 due to a decrease in the level of invested assets and a decline in yield. Other income is comprised primarily of fees from administrative services products, which declined slightly in 2014 relative to 2013. Also included in other income for 2013 is a gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings.

Risk results were favorable in 2014 compared to 2013 due primarily to favorable claim recovery experience, partially offset by slightly higher claim incidence rates and a 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

The deferral of acquisition costs was higher in 2014 relative to the prior year due to an increase in deferrable expenses related to sales growth. The amortization of acquisition costs increased in 2014 compared to 2013 due to growth in the level of the deferred asset. The other expense ratio for 2014 was higher compared to 2013 due to an increase in other expenses driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased slightly in 2013 compared to 2012 primarily due to growth from rate increases, partially offset by a decline in persistency in the group long-term disability product line. We believe the weak pace of economic growth, low levels of employment growth, and competitive environment hampered our premium income growth in 2013, including growth from existing customers. Net investment income declined in 2013 relative to 2012 due to decreases in the level of invested assets, lower miscellaneous income, and a decrease in the yield on invested assets. Other income increased slightly in 2013 compared to 2012 due to the gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings, partially offset by a decrease in fees from administrative services products.

Risk results were favorable in 2013 compared to 2012 due to favorable claim incidence rates and continued strong claim recovery experience. These results were partially offset by the 50 basis point decrease in the discount rate which we implemented during the third quarter of 2012 for group long-term disability new claim incurrals.

The deferral and amortization of acquisition costs were both higher in 2013 relative to 2012 due to an increase in deferrable expenses and the resulting continued growth in the level of the deferred asset. The other expense ratio for 2013 was lower compared to 2012 as we continued to focus on operating effectiveness and expense management relative to our premium income level.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Group Life	$1,262.3	4.0%	$1,213.9	2.7%	$1,182.1
Accidental Death & Dismemberment	125.9	3.5	121.6	5.5	115.3
Total Premium Income	1,388.2	3.9	1,335.5	2.9	1,297.4
Net Investment Income	139.2	(2.4)	142.6	(2.9)	146.9
Other Income	1.4	(22.2)	1.8	(5.3)	1.9
Total	1,528.8	3.3	1,479.9	2.3	1,446.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	975.8	7.2	909.9	(2.8)	936.4
Commissions	113.3	4.0	108.9	4.1	104.6
Deferral of Acquisition Costs	(31.3)	26.7	(24.7)	10.3	(22.4)
Amortization of Deferred Acquisition Costs	21.4	37.2	15.6	14.7	13.6
Other Expenses	205.2	3.5	198.2	2.6	193.1
Total	1,284.4	6.3	1,207.9	(1.4)	1,225.3

Income Before Income Tax and Net Realized Investment Gains and Losses	244.4	(10.1)	272.0	23.1	220.9
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	49.1	—	—
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	—	—	(85.0)	—	—
Operating Income	$244.4	3.5	$236.1	6.9	$220.9

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		68.1%		72.2%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments			70.8%
Other Expense Ratio	14.8%		14.8%		14.9%
Income Ratio	17.6%		20.4%		17.0%
Operating Income Ratio	17.6%		17.7%		17.0%

Persistency:
Group Life	90.8%		88.1%		90.6%
Accidental Death & Dismemberment	91.1%		88.8%		90.0%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 compared to 2013 primarily due to continued growth in the block of business resulting from sales and favorable persistency. Net investment income was lower in 2014 relative to the prior year due to a decrease in the yield on invested assets and lower miscellaneous income, partially offset by an increase in the level of invested assets.

Risk results were unfavorable in 2014 compared to the prior year due to the net favorable impact of the 2013 reserve adjustments for group life waiver of premium benefits and unclaimed death benefits. Excluding these two reserve adjustments, risk results were slightly favorable in 2014 compared to 2013 due to lower claim incidence rates, partially offset by a higher average claim size.

The deferral of acquisition costs was higher in 2014 relative to the prior year due to sales growth. The amortization of acquisition costs increased in 2014 compared to 2013 due to growth in the level of the deferred asset. The other expense ratio in 2014 was consistent with the prior year as the increase in premium income more than offset expense increases driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased in 2013 compared to 2012 primarily due to growth in the block of business which resulted from sales and premium rate increases, partially offset by a decline in persistency. Net investment income was lower in 2013 compared to 2012 primarily due to a decrease in the yield on invested assets, partially offset by an increase in the level of invested assets.

Risk results were favorable in 2013 compared to 2012 as a result of the 2013 reserve reduction for group life waiver of premium benefits, partially offset by the reserve increase for unclaimed death benefits. Excluding these two reserve adjustments, risk results were favorable in 2013 compared to 2012 due primarily to more favorable experience related to the group life waiver of premium benefits.

The deferral and amortization of acquisition costs were both higher in 2013 relative to the prior year due to an increase in deferrable expenses and the resulting continued growth in the level of the deferred asset. The other expense ratio in 2013 was consistent with 2012.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability	$466.1	0.2%	$465.3	(2.6)%	$477.6
Voluntary Benefits	693.8	7.9	642.8	2.7	626.0
Total Premium Income	1,159.9	4.7	1,108.1	0.4	1,103.6
Net Investment Income	232.0	(2.1)	236.9	3.7	228.5
Other Income	29.7	(3.9)	30.9	6.6	29.0
Total	1,421.6	3.3	1,375.9	1.1	1,361.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	565.9	(2.4)	579.6	3.4	560.6
Commissions	254.2	9.4	232.3	(4.6)	243.6
Deferral of Acquisition Costs	(221.2)	11.9	(197.7)	(1.4)	(200.5)
Amortization of Deferred Acquisition Costs	200.4	3.7	193.3	17.4	164.6
Other Expenses	288.4	6.7	270.2	4.0	259.7
Total	1,087.7	0.9	1,077.7	4.8	1,028.0

Income Before Income Tax and Net Realized Investment Gains and Losses	333.9	12.0	298.2	(10.5)	333.1
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	26.3	—	—
Operating Income	$333.9	2.9	$324.5	(2.6)	$333.1

Interest Adjusted Loss Ratio:
Individual Disability	30.0%		29.6%		31.2%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	51.6%		51.3%		52.4%
Voluntary Benefits	46.9%		53.0%		49.5%
Benefit Ratio Excluding the UDB Reserve Increase
Voluntary Benefits			48.9%
Other Expense Ratio	24.9%		24.4%		23.5%
Income Ratio	28.8%		26.9%		30.2%
Operating Income Ratio	28.8%		29.3%		30.2%

Persistency:
Individual Disability	90.0%		90.5%		91.4%
Voluntary Benefits	77.6%		77.0%		78.9%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income was higher in 2014 compared to 2013, driven primarily by higher sales and stable to favorable persistency. Net investment income was lower in 2014 relative to 2013 due to decrease in yield on invested assets and lower miscellaneous income, partially offset by an increase in the level of invested assets.

Risk results for the individual disability product line were slightly less favorable during 2014 compared to 2013 due to lower claim recoveries and higher claim incidence rates. Risk results for voluntary benefits were favorable compared to 2013 due to the 2013 reserve increase for unclaimed death benefits. Excluding this reserve increase, risk results were favorable due to improved claim experience in the disability and life product lines.

Commissions and deferral of acquisition costs were higher in 2014 relative to 2013 due primarily to higher sales. The amortization of deferred acquisition costs was higher in 2014 compared to the prior year due to growth in the level of the deferred asset. The other expense ratio for 2014 increased compared to 2013 due to an increase in other expenses driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

The individual disability product line had goodwill of approximately $187.5 million at December 31, 2014, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income was generally consistent in 2013 compared to 2012, with growth in voluntary benefits offset by a decrease in the individual disability product line due to a reinsurance contract entered into during the second quarter of 2013 to cede a small block of individual disability business. Persistency for both individual disability and voluntary benefits declined relative to 2012 due to a higher level of policy terminations in the early part of 2013. Net investment income was higher in 2013 compared to 2012 due to an increase in the level of invested assets, an increase in miscellaneous income, partially offset by a decline in the yield on invested assets.

Risk results for the individual disability product line were favorable during 2013 compared to 2012 due to higher claim recoveries and the impact of a release of active life reserves related to the termination of a large in-force policy in 2013. Risk results for voluntary benefits were unfavorable compared to 2012 as a result of the 2013 reserve increase for unclaimed death benefits. Excluding this reserve increase, risk results for voluntary benefits were slightly favorable in 2013 compared to 2012 due to favorable experience in the life and critical illness product lines.

Commissions were lower in 2013 relative to 2012 due primarily to amounts ceded under the individual disability reinsurance contract previously discussed. The deferral of acquisition costs was generally consistent in 2013 compared to 2012. The amortization of deferred acquisition costs was higher in 2013 compared to 2012 due to a less favorable year-over-year impact from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products as well as a higher level of policy terminations relative to assumptions for certain issue years within certain of our product lines. The other expense ratio in 2013 was higher than 2012 due primarily to lower premium income resulting from the reinsurance contract entered into during 2013 in our individual disability product line as well as higher expenses associated with our voluntary benefits products.

Sales

(in millions of dollars)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$223.6	29.0%	$173.3	(4.9)%	$182.2
Group Short-term Disability	118.8	16.6	101.9	4.6	97.4
Group Life and AD&D	264.8	32.8	199.4	(3.9)	207.5
Subtotal	607.2	27.9	474.6	(2.6)	487.1
Supplemental and Voluntary
Individual Disability	56.8	8.8	52.2	(8.4)	57.0
Voluntary Benefits	238.1	8.8	218.8	1.1	216.4
Subtotal	294.9	8.8	271.0	(0.9)	273.4
Total Sales	$902.1	21.0	$745.6	(2.0)	$760.5

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$401.7	23.8%	$324.4	(3.1)%	$334.9
Large Case Market	205.5	36.8	150.2	(1.3)	152.2
Subtotal	607.2	27.9	474.6	(2.6)	487.1
Supplemental and Voluntary	294.9	8.8	271.0	(0.9)	273.4
Total Sales	$902.1	21.0	$745.6	(2.0)	$760.5

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales of our group products increased in 2014 relative to 2013 in both the core and large case market segments for new and existing customer accounts. The sales mix in the group market sector for 2014 was approximately 66 percent core market and 34 percent large case market, generally consistent with the level of 2013.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, increased in 2014 due to a favorable mix of sales in the core and large case market segments. Sales of voluntary benefits were higher in 2014 compared to 2013, with increases in both core and large case market sales.

We attribute a portion of our 2014 sales growth relative to 2013 to the distraction which occurred in the marketplace during 2013 as a result of healthcare reform implementation, which we believe negatively impacted our core market sales for our group and voluntary benefits products throughout 2013.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Sales in our group core and large case market segments declined in 2013 relative to 2012. In both markets, sales to existing accounts increased in 2013 but this increase was more than offset by a decrease in new account sales. The decline in new sales in our group core market was driven by fewer sales opportunities in the small-size employer market segment during 2013, which we believe may have been temporarily attributable to healthcare reform as well as the uncertain economic and political environment. We believe the decline in new sales in our large case market was partially due to our disciplined and opportunistic approach to sales growth. The sales mix in our group market sector in 2013 was approximately 68 percent core market and 32 percent large case market, generally consistent with the prior year.

Sales in our individual disability line of business were lower in 2013 compared to 2012 due to lower sales growth from existing customers. Sales of voluntary benefits were higher in 2013 compared to 2012, with an increase in core market sales partially offset by a decrease in large case market sales.

Segment Outlook

During 2015, we expect continued strong growth momentum, with continued strong persistency and sales growth within our existing client relationships. We believe we will achieve year-over-year growth in premium income, with additional improvement in our premium and sales growth rates if the overall economic recovery further accelerates and market pricing adequately reflects the impact of a low interest rate environment.

Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. The low interest rate environment and tighter credit spreads continue to place pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We expect a stable risk environment for our group disability product line in 2015, with the impact of the lower claim reserve discount rate offset by premium rate increases we place in the market, resulting in a benefit ratio for full year 2015 that is generally consistent with the level of 2014.

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

We remain confident in our strategy of providing consumers with valuable financial protection benefits, broadening our employer client relationships, and building collaborative partnerships with complementary product manufacturers, technology firms, and distributors.  Our continued investment in our franchise includes active client management and a differentiated integrated experience across our product lines. There are significant growth opportunities in each of our markets and within our existing client base, and we continue to invest in the people, processes, and technologies that will allow us to enhance our ability to grow the market over the long term.  Underpinning our strategy is our continued commitment to risk management discipline, talent development, and our core values.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include individual disability and critical illness. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	$418.9	7.4%	$389.9	(4.8)%	$409.7
Group Life	133.2	25.2	106.4	(51.9)	221.3
Supplemental	55.1	(8.6)	60.3	(5.2)	63.6
Total Premium Income	607.2	9.1	556.6	(19.9)	694.6
Net Investment Income	151.0	1.7	148.5	(13.1)	170.8
Other Income	—	(100.0)	0.1	—	0.1
Total	758.2	7.5	705.2	(18.5)	865.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	431.0	4.3	413.3	(23.7)	541.4
Commissions	42.8	12.6	38.0	(10.8)	42.6
Deferral of Acquisition Costs	(10.5)	7.1	(9.8)	(16.9)	(11.8)
Amortization of Deferred Acquisition Costs	12.5	(15.0)	14.7	(6.4)	15.7
Other Expenses	134.6	15.0	117.0	(20.0)	146.3
Total	610.4	6.5	573.2	(21.9)	734.2

Operating Income	$147.8	12.0	$132.0	0.5	$131.3

Operating Ratios (% of Premium Income):
Benefit Ratio	71.0%		74.3%		77.9%
Other Expense Ratio	22.2%		21.0%		21.1%
Operating Income Ratio	24.3%		23.7%		18.9%

Persistency:
Group Long-term Disability	90.1%		82.2%		84.0%
Group Life	76.0%		66.7%		82.5%
Supplemental	86.6%		78.8%		84.6%

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

(in millions of pounds, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Group Long-term Disability	£254.4	2.1%	£249.2	(3.6)%	£258.4
Group Life	80.8	18.5	68.2	(51.1)	139.6
Supplemental	33.4	(13.2)	38.5	(4.0)	40.1
Total Premium Income	368.6	3.6	355.9	(18.8)	438.1
Net Investment Income	91.6	(3.5)	94.9	(11.9)	107.7
Other Income	0.1	—	0.1	—	—
Total	460.3	2.1	450.9	(17.4)	545.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	261.4	(1.2)	264.5	(22.5)	341.4
Commissions	26.0	7.0	24.3	(9.7)	26.9
Deferral of Acquisition Costs	(6.4)	3.2	(6.2)	(17.3)	(7.5)
Amortization of Deferred Acquisition Costs	7.6	(18.3)	9.3	(6.1)	9.9
Other Expenses	81.9	9.6	74.7	(19.0)	92.2
Total	370.5	1.1	366.6	(20.8)	462.9

Operating Income	£89.8	6.5	£84.3	1.7	£82.9

Weighted Average Pound/Dollar Exchange Rate	1.646		1.566		1.584

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income was higher in 2014 compared to 2013 due to premium rate increases in our group long-term disability and group life product lines, favorable persistency, and an increased retention level in our reinsurance program, as of January 1, 2014, for our group life products that provide lump sum benefits. Partially offsetting these increases were large case policy terminations in our group life and supplemental product lines.

Net investment income declined in 2014 compared to 2013 due primarily to lower yields on invested assets. We also reported lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits.

Group long-term disability and group life risk results were favorable in 2014 compared to 2013 due primarily to lower claim incidence rates. Supplemental risk results were favorable in 2014 compared to 2013 due to lower claim incidence rates for the group critical illness product line.

Commissions were higher in 2014 compared to 2013 due primarily to the increased retention level in our group life reinsurance program. The amortization of deferred acquisition costs was lower in 2014 compared to the prior year due primarily to a decrease in the level of the deferred asset. The other expense ratio was higher in 2014 compared to the prior year due primarily to an increase in operational investments in our business and a lower comparative expense ratio in 2013 as a result of expense allowances related to the reinsurance agreements in our group life product line.

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

Net investment income declined in 2013 compared to 2012 due primarily to a decrease in the yield on invested assets, lower levels of invested assets, and lower income from inflation index-linked bonds.

Group long-term disability risk results were unfavorable in 2013 compared to 2012 due primarily to lower claim recoveries. Group life risk results were favorable in 2013 compared to 2012 due primarily to lower mortality rates on the retained business. Supplemental risk results were favorable in 2013 compared to the prior year due to lower claim incidence rates for the group critical illness product line.

Commissions and deferral of acquisition costs were lower in 2013 compared to 2012 due to expenses ceded under the group life reinsurance agreements and a lower level of sales in 2013. The amortization of deferred acquisition costs and the other expense ratio were generally consistent in 2013 compared to the prior year.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Sales by Product
Group Long-term Disability	$57.4	13.7%	$50.5	(1.4)%	$51.2
Group Life	23.8	11.2	21.4	(43.7)	38.0
Supplemental	3.9	—	3.9	(20.4)	4.9
Total Sales	$85.1	12.3	$75.8	(19.4)	$94.1

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$42.5	9.3%	$38.9	0.5%	$38.7
Large Case Market	38.7	17.3	33.0	(34.7)	50.5
Subtotal	81.2	12.9	71.9	(19.4)	89.2
Supplemental	3.9	—	3.9	(20.4)	4.9
Total Sales	$85.1	12.3	$75.8	(19.4)	$94.1

Sales by Product
Group Long-term Disability	£35.1	9.0%	£32.2	(0.3)%	£32.3
Group Life	14.4	5.1	13.7	(43.2)	24.1
Supplemental	2.4	(4.0)	2.5	(19.4)	3.1
Total Sales	£51.9	7.2	£48.4	(18.7)	£59.5

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£25.8	3.6%	£24.9	2.0%	£24.4
Large Case Market	23.7	12.9	21.0	(34.4)	32.0
Subtotal	49.5	7.8	45.9	(18.6)	56.4
Supplemental	2.4	(4.0)	2.5	(19.4)	3.1
Total Sales	£51.9	7.2	£48.4	(18.7)	£59.5

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales in group long-term disability increased in 2014 compared to 2013 due to higher sales in the large case market, with an increase in sales to new customers partially offset by lower sales to existing customers. In the group long-term disability core market, or employee groups with fewer than 500 lives, sales declined in 2014 relative to the prior year.

Group life sales within the core market segment were higher in 2014 compared to 2013 for both new and existing customers. Group life sales in the large case market declined in 2014 relative to the prior year due to decreased sales to existing customers, partially offset by higher sales to new customers.

Supplemental sales were lower in 2014 compared to 2013 due primarily to lower sales in our group critical illness product line.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Sales in group long-term disability in 2013 were consistent with 2012, with higher new account sales and an increase in core market sales offset by a decrease in sales to existing customers and a decline in sales in the large case market.

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

Segment Outlook

Our primary focus during 2015 will be a continuance of building on the key capabilities that we believe will enable us to deliver future growth. We expect to continue to improve our profitability through our shift in business mix, premium rate increases, an increased focus on new to market sales, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. We are also preparing for Solvency II, a new European Union capital regime that will become effective January 1, 2016, the adoption of which will likely result in an increase in supervisory and disclosure requirements and could also result in increased capital requirements. We continue to work with regulatory authorities in the U.K. to agree on appropriate capital requirements for our U.K. business under Solvency II. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

In our group life business, the completion of our near-term actions regarding rate increases, reinsurance, and the discontinuance of certain product lines have reduced volatility and contributed to improvement in our overall profit margin. We are now looking at opportunities for disciplined growth in this market segment.

In our group long-term disability business, we remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment. We do, however, see genuine opportunities to grow the group long-term disability market in the U.K. through establishing new relationships with employers, deepening the level of coverage with our existing corporate clients, and through new offerings such as a sick-pay product and an updated offering of our group critical illness product. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. We believe the outlook for higher levels of employment, increases in corporate payrolls, and expansion of benefit spending is beginning to improve and will positively impact our sales and operating results, but a sustained low interest rate environment may dampen our profitability. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$759.8	2.9%	$738.7	2.0%	$724.5
Life	231.8	4.8	221.1	5.4	209.7
Cancer and Critical Illness	282.1	3.6	272.4	4.6	260.3
Total Premium Income	1,273.7	3.4	1,232.2	3.2	1,194.5
Net Investment Income	146.7	0.9	145.4	4.9	138.6
Other Income	0.1	(50.0)	0.2	(33.3)	0.3
Total	1,420.5	3.1	1,377.8	3.3	1,333.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	660.6	(1.0)	667.0	6.3	627.3
Commissions	262.3	3.9	252.5	(0.8)	254.5
Deferral of Acquisition Costs	(220.8)	7.7	(205.0)	(0.6)	(206.3)
Amortization of Deferred Acquisition Costs	180.2	3.4	174.2	4.6	166.5
Other Expenses	238.0	6.1	224.3	3.3	217.1
Total	1,120.3	0.7	1,113.0	5.1	1,059.1

Income Before Income Tax and Net Realized Investment Gains and Losses	300.2	13.4	264.8	(3.5)	274.3
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	20.1	—	—
Operating Income	$300.2	5.4	$284.9	3.9	$274.3

Operating Ratios (% of Premium Income):
Benefit Ratio	51.9%		54.1%		52.5%
Benefit Ratio Excluding the UDB Reserve Increase			52.5%
Other Expense Ratio	18.7%		18.2%		18.2%
Income Ratio	23.6%		21.5%		23.0%
Operating Income Ratio	23.6%		23.1%		23.0%

Persistency:
Accident, Sickness, and Disability	75.5%		75.2%		75.7%
Life	85.2%		85.2%		85.7%
Cancer and Critical Illness	83.5%		83.1%		84.5%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 relative to 2013 due to sales and continued strong persistency. Net investment income was higher in 2014 relative to the prior year due to an increase in the level of invested assets, partially offset by a decrease in yield on invested assets and lower miscellaneous income.

Favorable risk results in 2014 compared to 2013 primarily reflect improved claim experience in the cancer and critical illness product line. This was partially offset by less favorable experience in the accident, sickness, and disability product line due to a higher average claim size and in the life product line due to less favorable mortality experience. The release of active life reserves on terminations of older cases in the accident, sickness, and disability and cancer and critical illness product lines also favorably impacted 2014 relative to 2013.

Commissions and the deferral of acquisition costs were higher in 2014 relative to 2013 due to sales growth. The amortization of deferred acquisition costs was higher in 2014 compared to the prior year due primarily to continued growth in the level of the deferred asset. The other expense ratio was higher in 2014 compared to 2013 due primarily to continued investment in our business, higher sales compensation, and a higher level of allocated retirement-related costs.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Premium income increased in 2013 relative to 2012 due to continued growth in the block of business as a result of sales and continued strong persistency. Net investment income increased in 2013 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decrease in the yield on invested assets.

Our reported risk results for 2013 were less favorable than in 2012 as a result of the reserve increase for unclaimed death benefits. Excluding this reserve increase, the benefit ratio of 52.5 percent was consistent with the level of 2012, with favorable risk results in the life product line, due to improved mortality experience, offsetting less favorable risk results in the accident, sickness, and disability and cancer and critical illness product lines that resulted from an increased level of incurred claims.

Commissions and the deferral of acquisition costs were generally consistent in 2013 compared to 2012. The amortization of deferred acquisition costs was higher in 2013 compared to 2012 due to continued growth in the level of the deferred asset as well as higher amortization resulting from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. The increase in other expenses in 2013 compared to 2012 was commensurate with the growth in premium income.
Sales

(in millions of dollars)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Sales by Product
Accident, Sickness, and Disability	$260.7	9.4%	$238.2	2.2%	$233.0
Life	78.8	15.7	68.1	1.2	67.3
Cancer and Critical Illness	70.6	15.2	61.3	(0.5)	61.6
Total Sales	$410.1	11.6	$367.6	1.6	$361.9

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$275.6	12.0%	$246.0	(0.9)%	$248.3
Large Case Market	53.2	8.6	49.0	19.8	40.9
Subtotal	328.8	11.5	295.0	2.0	289.2
Public Sector	81.3	12.0	72.6	(0.1)	72.7
Total Sales	$410.1	11.6	$367.6	1.6	$361.9

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales were higher in 2014 compared to 2013 due to growth in both new and existing customer account sales and across all market segments. Commercial market sales increased in 2014, with higher sales in both the core commercial market, which we define as accounts with fewer than 1,000 lives, and in the large case commercial market. The growth in our core commercial market sales for 2014 was primarily attributable to new account sales, although we also experienced favorable growth in existing account sales. The growth in the large case commercial market was primarily attributable to higher sales to existing accounts. Public sector sales for 2014 increased due primarily to new account sales. The number of new accounts increased 13.4 percent in 2014 compared to 2013, and the average new case size increased 5.8 percent.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Sales were slightly higher in 2013 than 2012, with growth in existing account sales in all market segments. This growth was partially offset by a slight decrease in new account sales, with the decline primarily occurring in the core commercial market. Although large case commercial market sales were significantly higher than 2012, our new business pricing was within our guidelines as we continued our disciplined yet opportunistic approach to sales growth in this market. We believe the 2013 decrease in core commercial market sales, particularly in the small employer segment, was partially attributable to healthcare reform as well as the uncertain economic and political environment. The number of new accounts decreased 18.2 percent in 2013 compared to 2012, while the average new case size increased 20.0 percent.
Segment Outlook

We expect to see continued favorable sales and premium growth trends in 2015.  Volatility in net investment income is likely to continue as a result of fluctuations in miscellaneous investment income. We expect our annual benefit ratio for 2015 to be generally consistent with the level of 2014. While we expect the low interest rate environment to continue to pressure our profit margins, we believe our underlying profitability will remain strong.

Proper execution of our growth strategy should deliver sales and premium growth that are in line with long-term expectations. Unfavorable U.S. economic conditions and the increasing competition in the voluntary market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our success will be driven primarily by execution in the core commercial and public sector segments and through expansion of the overall market. We believe the current market environment offers considerable opportunities to meet the emerging needs of employers, brokers, and consumers. We intend to continue to focus on growth, the customer experience, productivity, and talent development. Achieving our 2015 growth objectives will be supported by a continued focus on third-party connectivity, enrollment solutions, service capabilities, and operational excellence.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Premium Income
Individual Disability	$624.8	(9.1)%	$687.5	(6.6)%	$736.4
Long-term Care	630.9	—	630.6	(0.2)	631.9
All Other	0.9	28.6	0.7	(68.2)	2.2
Total Premium Income	1,256.6	(4.7)	1,318.8	(3.8)	1,370.5
Net Investment Income	1,284.1	0.9	1,272.3	3.4	1,230.5
Other Income	91.8	(2.2)	93.9	(6.2)	100.1
Total	2,632.5	(2.0)	2,685.0	(0.6)	2,701.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,931.1	27.8	2,293.0	(0.9)	2,314.9
Commissions	101.5	(10.8)	113.8	1.1	112.6
Interest and Debt Expense	7.3	(13.1)	8.4	(19.2)	10.4
Other Expenses	168.2	4.9	160.4	(4.4)	167.7
Total	3,208.1	24.6	2,575.6	(1.2)	2,605.6

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	(575.6)	(626.1)	109.4	14.6	95.5
Long-term Care Reserve Increase	698.2	—	—	—	—
Operating Income	$122.6	12.1	$109.4	14.6	$95.5

Interest Adjusted Loss Ratios:
Individual Disability	83.6%		82.6%		83.0%
Long-term Care	196.6%		89.6%		90.1%
Long-term Care Excluding the Reserve Increase	85.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.4%		12.2%		12.2%
Income (Loss) Ratio	(45.8)%		8.3%		7.0%
Operating Income Ratio	9.8%		8.3%		7.0%

Persistency:
Individual Disability	91.3%		91.8%		92.5%
Long-term Care	95.4%		95.5%		95.8%

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total premium income decreased in 2014 compared to 2013 due to expected policy terminations and maturities. The premium decrease resulting from persistency trends in the long-term care line of business was partially offset by the favorable impact of premium rate increases on certain of these policies. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, customers are also given options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in 2014 relative to 2013 due to increased invested asset levels and higher miscellaneous income, partially offset by a decrease in yield on invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in 2014 compared to 2013 primarily due to lower investment income from the investment portfolios held by the ceding companies.

Individual disability risk results for 2014 were unfavorable relative to 2013 due primarily to higher claim incidence rates. Long-term care risk results were unfavorable in 2014 relative to the prior year due to the reserve charge, as previously discussed. Excluding this charge, long-term care risk results were favorable compared to 2013 due to lower claim incidence rates.

Commissions decreased in 2014 compared to 2013 due to a lower level of accrued commissions in 2014 as well as the expected run-off of these blocks of business. Interest and debt expense in 2014 was lower than 2013 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) and a decrease in the floating rate of interest. The other expense ratio was higher compared to 2013 due to lower premium income and an increase in expenses attributable to our long-term care product line.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Total premium income decreased in 2013 compared to 2012 due to expected policy terminations and maturities, partially offset by the favorable impact of premium rate increases on certain of our long-term care policies as well as the issuance of group long-term care certificates on in-force cases.

Net investment income was higher in 2013 compared to 2012 due primarily to higher invested asset levels, partially offset by a decrease in the yield on invested assets. Other income was lower in 2013 compared to 2012 due in part to lower investment income in the portfolios held by the ceding companies to which we have ceded certain blocks of individual disability business.

Individual disability risk results for 2013 were slightly favorable compared to 2012 due primarily to lower claim incidence rates. Long-term care risk results were slightly favorable in 2013 compared to 2012 due to more favorable development in active life reserves.

Interest and debt expense in 2013 was lower than 2012 due to principal repayments on the outstanding debt issued by Northwind Holdings and a decrease in the floating rate of interest. The other expense ratio was consistent in 2013 compared to 2012.

Segment Outlook

We intend to continue our focus on operational effectiveness, rate increases, enhancement of our experience analysis tools, and capital management. We expect operating revenue to decline over time as these closed blocks of business wind down, although we anticipate additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates may continue to be issued where we are required to do so under the terms of existing group policies. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. We expect the low interest rate environment and the tightening of credit spreads to continue to place pressure on our earnings and reserve levels.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, and persistency, could result in a material impact on our reserve levels, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2014	% Change	2013	% Change	2012
Operating Revenue
Net Investment Income	$5.3	N.M.	$(3.7)	N.M.	$23.0
Other Income	5.0	(35.1)	7.7	175.0	2.8
Total	10.3	157.5	4.0	(84.5)	25.8

Interest and Other Expenses	157.9	7.1	147.5	9.8	134.3

Operating Loss Including Costs Related to Early Retirement of Debt	(147.6)	(2.9)	(143.5)	(32.3)	(108.5)
Costs Related to Early Retirement of Debt	13.2	—	—	—	—
Operating Loss	$(134.4)	6.3	$(143.5)	(32.3)	$(108.5)

N.M. = not a meaningful percentage

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Net investment income increased in 2014 relative to 2013 due to higher levels of invested assets, partially offset by a decrease in yield on invested assets. Also impacting the year over year comparison for all years presented is the negative impact on reported net investment income attributable to the amortization of tax credit partnerships, the amounts of which are generally offset in income tax expense by a lower income tax rate due to the tax benefits recognized as a result of these investments. An accounting guidance update which is effective January 1, 2015 permits us to account for tax credit partnerships using proportional amortization and allows us to recognize that amortization as a component of income tax expense rather than as negative net investment income. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of this update.

Other income declined in 2014 relative to the prior year due primarily to the recognition of income in 2013 related to a settlement of an appeal to the IRS for tax years 2005 to 2006.

Interest and other expenses were higher in 2014 compared to 2013 due to $13.2 million of costs related to the 2014 retirement of a portion of debt and due to increased interest expense on debt, partially offset by a higher level of retirement-related costs allocated from Corporate to our other segments.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Net investment income was lower in 2013 compared to 2012 due to a decrease in the yield on invested assets, a decrease in reported investment income attributable to tax credit partnerships, and lower short-term interest rates.

Other income was higher in 2013 compared to 2012 due primarily to the IRS settlement.

Interest and other expenses were higher in 2013 compared to 2012 due primarily to an increase in interest expense on debt and a higher level of expense accruals in 2013 relative to the prior year.

Segment Outlook

We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements, and we expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated.

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

•
The long-term nature of our insurance liabilities also allows us to invest in less liquid investments to obtain superior returns. A maximum of 10 percent of the total investment portfolio may be invested in below-investment-grade securities, 2 percent in equity securities, 3 percent in tax credit partnerships, 35 percent in private placements, and 10 percent in commercial mortgage loans. The remaining assets can be held in publicly traded investment-grade corporate securities, mortgage/asset backed securities, bank loans, government and government agency securities, and municipal securities.

•	We intend to manage the risk of losses due to changes in interest rates by matching asset duration with liabilities, in the aggregate.

•	The weighted average credit quality rating of the portfolio should be Baa1 or higher.

•
The maximum investment per issuer group is limited based on internal limits reviewed by the risk and finance committee of Unum Group's board of directors and approved by the boards of directors of our insurance subsidiaries and is more restrictive than the five percent limit generally allowed by the state insurance departments which regulate the type of investments our insurance subsidiaries are allowed to own. These internal limits are as follows:

Rating	Internal Limit
($ in millions)
AAA/AA	$200
A	175
BBB+	150
BBB	125
BBB-	90
BB+	75
BB	60
BB-	50
B+	30
B/B-	20
CCC	10

•	The portfolio is to be diversified across industry classification and geographic lines.

•
Derivative instruments may be used to replicate permitted asset classes, hedge interest rate risk, credit risk, and foreign currency risk, and match liability duration and cash flows consistent with the plan reviewed by the risk and finance committee of Unum Group's board of directors and approved by the boards of directors of our insurance subsidiaries.

•
Asset mix guidelines and limits are established by us, reviewed by the risk and finance committee of Unum Group's board of directors, and approved by the boards of directors of our insurance subsidiaries.

•
The allocation of assets and the selection and timing of the acquisition and disposition of investments are subject to ratification, on a weekly basis, by an investment subcommittee appointed by the boards of directors of our insurance subsidiaries. These actions are also reviewed by the risk and finance committee of Unum Group's board of directors on a quarterly basis.

•
We review these investment policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments, as appropriate. Any revisions or exceptions are reviewed by the risk and finance committee of Unum Group's board of directors and must be approved by the boards of directors of our insurance subsidiaries.

See "Critical Accounting Estimates" contained in this Item 7 for further discussion of our valuation of investments.
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2014

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,666.8	$244.0	$366.4	$29.1	$2,300.4	$273.1
Capital Goods	3,946.5	523.0	113.8	4.1	3,832.7	527.1
Communications	3,110.4	502.5	106.4	3.0	3,004.0	505.5
Consumer Cyclical	1,284.9	172.6	24.7	0.4	1,260.2	173.0
Consumer Non-Cyclical	5,961.6	814.2	486.2	12.7	5,475.4	826.9
Energy	6,117.3	690.4	952.5	68.9	5,164.8	759.3
Financial Institutions	3,389.0	396.4	—	—	3,389.0	396.4
Mortgage/Asset-Backed	2,431.8	206.9	29.9	0.1	2,401.9	207.0
Sovereigns	1,307.4	206.3	—	—	1,307.4	206.3
Technology	1,211.8	93.5	282.1	3.6	929.7	97.1
Transportation	1,676.9	269.8	63.5	0.4	1,613.4	270.2
U.S. Government Agencies and Municipalities	3,360.0	631.5	51.0	1.6	3,309.0	633.1
Public Utilities	8,550.6	1,504.5	63.3	0.9	8,487.3	1,505.4
Redeemable Preferred Stocks	49.9	5.9	—	—	49.9	5.9
Total	$45,064.9	$6,261.5	$2,539.8	$124.8	$42,525.1	$6,386.3

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The recent sharp drop in the price of oil is putting pressure on the earnings and cash flows of some of these businesses.   The midstream and pipeline subsector represents our largest exposure within the energy sector. Demand for products in this subsector tends to be more correlated to product volume sales as opposed to the commodity price.  We have very little exposure to the oilfield service subsector where demand for products is highly correlated with oil and gas prices.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  The majority of our energy sector holdings are investment-grade fixed maturity securities. We perform stress testing on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  Currently, we expect downward ratings pressure on some of our securities, but we do not expect material losses in our energy sector investments.

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2014 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2014. The decrease in the unrealized loss on investment-grade fixed maturity securities during 2014 was due primarily to a decrease in U.S. Treasury rates which occurred during the period. The increase in the unrealized loss on below-investment-grade fixed maturity securities during 2014 was due primarily to an increase in credit spreads in certain industries or sectors. We held no fixed maturity securities at December 31, 2014 with a gross unrealized loss of $10.0 million or greater.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2014				2013
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$23.2	$10.1	$2.2	$4.6	$20.0
> 90 <= 180 days	0.7	0.2	—	0.3	11.5
> 180 <= 270 days	0.1	—	0.1	2.9	183.3
> 270 days <= 1 year	—	—	1.0	85.6	12.6
> 1 year <= 2 years	20.4	34.2	43.6	13.8	11.0
> 2 years <= 3 years	2.2	—	—	0.1	—
> 3 years	0.9	3.1	3.4	6.2	6.9
Sub-total	47.5	47.6	50.3	113.5	245.3

Fair Value < 70% >= 40% of Amortized Cost

> 3 years	—	—	—	—	2.5

Total	$47.5	$47.6	$50.3	$113.5	$247.8

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2014				2013
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$20.2	$20.8	$0.1	$1.2	$2.6
> 90 <= 180 days	31.4	0.4	—	0.7	2.5
> 180 <= 270 days	—	—	0.6	0.9	29.9
> 270 days <= 1 year	—	0.5	—	8.1	1.7
> 1 year <= 2 years	12.8	8.4	6.2	1.4	0.9
> 2 years <= 3 years	0.4	0.3	0.5	2.4	4.1
> 3 years	5.7	6.6	7.3	11.3	14.1
Sub-total	70.5	37.0	14.7	26.0	55.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	6.8	—	—	—	—
> 3 years	—	—	—	0.3	0.3
Sub-total	6.8	—	—	0.3	0.3

Total	$77.3	$37.0	$14.7	$26.3	$56.1
During 2014, we recognized an other-than-temporary impairment loss of $13.5 million on fixed maturity securities issued by a U.S.-based oil and natural gas exploration and production company. The company has a high debt-to-equity ratio, and its projected liquidity has recently decreased significantly as a result of the declines in oil and natural gas prices. We believe the company will need to sell non-core assets to maintain liquidity and to build and develop its core assets. This process will be more difficult if the low oil price environment persists for an extended period of time. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 90 days but less than 180 days. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2013 or 2012.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2014 or 2013. During 2012, we recognized a loss of $11.2 million on the sale of securities issued by a large U.S. department store chain. In 2011, the company's management was replaced by a new team of executives that embarked on a radically different retailing strategy. While the company had ample liquidity and sizable value in real estate assets, initial operating results under this new strategy had been significantly below market expectations, and there was uncertainty as to whether this new strategy would be successful. Because of this, we had concerns that liquidity could be compromised over an extended period of time. At the time of disposition, these securities had been in an unrealized loss position for a period of greater than three years.

At December 31, 2014, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At December 31, 2014, we held $191.1 million fair value ($169.7 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At December 31, 2014, our mortgage/asset-backed securities had an average life of 4.85 years, effective duration of 4.14 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2014, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,454.2 million and $3,525.2 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems. At December 31, 2014, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,856.6 million and $1,815.1 million on an amortized cost basis at December 31, 2014 and 2013, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at December 31, 2014 and 2013 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $13.6 million at December 31, 2014. We held $15.4 million of cash collateral from our counterparties at December 31, 2014. The carrying value of fixed maturity securities posted as collateral to our counterparties was $67.0 million at December 31, 2014. We had no cash collateral posted to our counterparties at December 31, 2014. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $40.4 million and $39.9 million on a fair value basis at December 31, 2014 and 2013, respectively.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner and adversely impact the price we receive for such securities, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries' capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay dividends to our stockholders or meet our debt and other payment obligations. As requirements of Dodd-Frank continue to take effect in 2015 and in subsequent years, to the extent that we enter into derivatives that are subject to centralized exchanges and cleared through a regulated clearinghouse, we may be subject to stricter collateral requirements which could have an adverse effect on our overall liquidity.

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

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were approximately $575 million and $514 million at December 31, 2014 and 2013, respectively. The change was driven primarily by increases from dividends from subsidiaries and our debt issuance in March, less decreases resulting from debt repayments and repurchases of our common stock. The December 31, 2014 balance, of which approximately $176 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 1.8 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in December 2013 and authorizes the repurchase of up to $750 million of common stock through June 2015, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The dollar value of shares remaining under the current repurchase program was approximately $430 million at December 31, 2014. During 2014, we repurchased 8.7 million shares at a cost of approximately $301 million.

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

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re), Tailwind Reinsurance Company (Tailwind Re), and Fairwind Insurance Company (Fairwind), all of which are affiliated captive reinsurance subsidiaries domiciled in the United States with Unum Group as the ultimate parent. The ability of Northwind Re, Tailwind Re, and Fairwind to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re, Tailwind Re, and Fairwind.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. Unum Group's RBC ratio for its traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was in excess of 400 percent at December 31, 2014, and generally consistent with the prior year. The capital adequacy and/or individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Our European holding company and its subsidiaries, including Unum Limited, will be impacted by new capital requirements and risk management standards under Solvency II, which is expected to be adopted January 1, 2016.  Solvency II proposals, which are expected to be finalized during the first quarter of 2015, contain amended requirements on capital adequacy and risk management for insurers. The impact of Solvency II on our U.K. subsidiaries cannot be fully determined at this time, but the adoption of Solvency II will likely result in an increase in supervisory and disclosure requirements and could also result in increased capital requirements.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2014 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was $591.0 million, of which $564.0 million was declared and paid. The amount available during 2014 from Unum Limited was £187.8 million, of which £60.0 million was declared and paid to one of our U.K. holding companies. During 2014, Tailwind Re and Northwind Re paid dividends of $12.8 million and $41.3 million to Tailwind Holdings and Northwind Holdings, respectively. Fairwind paid no dividends during 2014.

During 2015, we intend to maintain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $605 million is available, without prior approval by regulatory authorities, during 2015 for the payment of dividends from our traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £167 million is available for the payment of dividends from Unum Limited during 2015, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of approximately $65.1 million and £3.1 million to our U.S. and U.K. defined contribution plans, respectively, in 2014. We expect to make contributions of approximately $68.9 million and £4.6 million during 2015. We contribute to our U.K. defined benefit pension plan sufficient to meet the minimum funding requirement under U.K. legislation and accordingly made required contributions of £1.4 million to our U.K. defined benefit pension plan during 2014. We do not expect to make contributions in 2015 to our U.K. defined benefit pension plan. We made no contributions to our U.S. qualified defined benefit pension plan during 2014, nor do we expect to make any contributions during 2015. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law, and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In 2014, we purchased and retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million.

In 2013, we purchased and retired the outstanding principal of $62.5 million on the floating rate, senior secured non-recourse notes issued by Tailwind Holdings, resulting in a before-tax gain of $4.0 million. During 2012, Tailwind Holdings made principal payments of $10.0 million.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $41.6 million in 2014 and $60.0 million in both 2013 and 2012.

Issuance of Debt

In 2014, we issued $350.0 million of unsecured 10-year senior notes in a public offering. These notes, due 2024, bear interest at a fixed rate of 4.00% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

In 2012, we issued $250.0 million of unsecured senior notes in a public offering. These notes, due 2042, bear interest at a fixed rate of 5.75% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

Credit Facility

In 2013, we entered into a five-year, $400 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2014, letters of credit totaling $2.1 million had been issued from the credit facility, but there was no borrowed amount outstanding. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of these covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds or lines of credit through the facility. While maintenance of the unsecured, revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

Shelf Registration

We filed a shelf registration with the Securities and Exchange Commission in 2014 to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants, or preferred securities of wholly-owned finance trusts.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our debt.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2014:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$161.0	$161.0	$—	$—	$—

Long-term Debt	4,321.8	136.1	597.9	412.8	3,175.0

Policyholder Liabilities	43,358.3	4,685.3	6,864.5	5,394.8	26,413.7

Pension and OPEB	725.7	19.5	38.2	37.3	630.7

Miscellaneous Liabilities	687.8	613.6	18.0	11.8	44.4

Operating Leases	227.1	40.2	75.6	35.7	75.6

Purchase Obligations	256.7	254.6	2.1	—	—

Total	$49,738.4	$5,910.3	$7,596.3	$5,892.4	$30,339.4

Receipts Due

Reinsurance Recoverable	$7,704.9	$348.9	$605.5	$615.3	$6,135.2

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

Pensions and OPEB commitments represent the expected benefit payments related to our U.S. non-qualified defined benefit pension and other postretirement benefit plans as it is our policy to pay those benefits, as incurred, from our general assets. Our funding policy for our U.S. qualified defined benefit and our U.K. defined benefit pension plans is to make only contributions necessary to meet minimum funding requirements under U.S. and U.K. legislation. We do not currently expect to make any contributions to either of these plans and therefore have not included amounts in the preceding chart. However, to the extent contributions are required, we will make the necessary contributions to these plans.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, obligations to return unrestricted cash collateral to our securities lending and derivatives counterparties, legally binding commitments to fund investments, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment is uncertain are included in the one year or less category.

See "Critical Accounting Estimates" contained in this Item 7 and Notes 3, 4, 6, 8, 9, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include non-binding commitments of $238.4 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $16.8 million at December 31, 2014.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $13.6 million at December 31, 2014. We held cash collateral from our counterparties of $15.4 million at December 31, 2014 and had posted fixed maturity securities with a carrying value of $67.0 million as collateral to our counterparties.

See Notes 3, 4, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increase our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $58.4 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2014 and were reported as other liabilities in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2014 was $65.5 million, and the maximum amount outstanding at any month end was $94.0 million. In addition, at December 31, 2014, we had $128.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2014 was $116.5 million, and the maximum amount outstanding at any month end was $153.6 million.

We had no repurchase agreements outstanding at December 31, 2014. The average balance during the year ended December 31, 2014 was $1.6 million, and the maximum amount outstanding at any month end was $12.8 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

During 2014, we were approved for membership of the Federal Home Loan Bank System (FHLB). As a member, we obtain access to low-cost funding and also receive dividends based on our stock ownership. Membership requires that we purchase a minimum amount of FHLB common stock based on a percentage of our total assets. Additional common stock purchases are required based upon the amount of funds borrowed from the FHLB. We will be required to post mortgage-related assets, U.S. Treasury securities, or other acceptable forms of collateral for any borrowings we make from the FHLB. As of December 31, 2014 we had not funded any FHLB common stock purchases or obtained any advances from the FHLB. Our initial common stock membership purchase will be funded in the first quarter of 2015.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2014	2013	2012
Net Cash Provided by Operating Activities	$1,223.6	$1,031.5	$1,379.6
Net Cash Used by Investing Activities	(886.6)	(419.2)	(969.9)
Net Cash Used by Financing Activities	(328.6)	(595.5)	(449.0)
Net Increase (Decrease) in Cash and Bank Deposits	$8.4	$16.8	$(39.3)

Operating Cash Flows
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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2014 compared to the prior two years was due primarily to the 2014 reserve increase for our long-term care line of business.

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio, as was the case during 2013 when we sold lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding mortgage-backed and corporate securities with a higher credit quality. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During 2014, we retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cash outflow of $158.2 million. During 2014, 2013, and 2012 we made principal payments of $41.6 million, $60.0 million, and $60.0 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings. During 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million. During 2012, we made principal payments of $10.0 million on the Tailwind Holdings notes.

During 2014, we issued $350.0 million of 4.00% unsecured 10-year senior notes in a public offering and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts. During 2012, we issued $250.0 million of 5.75% senior notes and received proceeds of $246.4 million, excluding the associated debt issuance costs and discounts.

Cash used to repurchase shares of Unum Group's common stock during 2014, 2013, and 2012 was $306.0 million, $317.2 million, and $496.7 million, respectively. During 2014, 2013, and 2012 we paid dividends of $159.4 million, $146.5 million, and $133.8 million, respectively, to holders of Unum Group's common stock.

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

The table below reflects the outlook as well as the issuer credit ratings for Unum Group and the financial strength ratings for each of our traditional insurance subsidiaries as of the date of this filing.

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident	A	A	A2	A
Provident Life and Casualty	A	A	NR	NR
Unum Life of America	A	A	A2	A
First Unum Life	A	A	A2	A
Colonial Life & Accident	A	A	A2	A
Paul Revere Life	A	A	A2	A
Paul Revere Variable	B++	A	A2	NR
Unum Limited	NR	NR	NR	A-

NR = not rated

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

On December 16, 2014, Fitch affirmed its A rating of our domestic insurance subsidiaries and affirmed the BBB issuer credit rating for Unum Group following our 2015 Outlook Meeting held that day during which we discussed our expected long-term care reserve charge. On December 19, 2014, AM Best also affirmed its A rating of our primary domestic insurance subsidiaries and affirmed the senior debt rating of Unum Group at bbb. There have been no changes in any of the rating agencies' outlook statements or ratings during 2014 or 2015 prior to the date of this filing.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. Based on our ongoing dialogue with the rating agencies concerning our insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolio, we do not expect any negative actions from any of the four rating agencies related to either Unum Group's current issuer credit ratings or the financial strength ratings of our insurance subsidiaries. However, in the event that we are unable to meet the rating agency specific guideline values to maintain our current ratings, including but not limited to maintenance of our capital management metrics at the threshold values stated and maintenance of our financial flexibility and operational consistency, we could be placed on a negative credit watch, with a potential for a downgrade to both our issuer credit ratings and our financial strength ratings.

See "Ratings" contained herein in Item 1 and "Risk Factors" contained herein in Item 1A for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in market rates and prices were to occur (sensitivity analysis). Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. See "Risk Factors" contained herein in Item 1A, "Investments" contained herein in Item 7, and Notes 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the qualitative aspects of market risk, including derivative financial instrument activity.

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

Debt is not carried at fair value in our consolidated balance sheets. If we modify or replace existing debt instruments at current market rates, we may incur a gain or loss on the transaction. We believe our debt-related risk to changes in interest rates is relatively minimal. In the near term, we expect that our need for external financing is small, but changes in our business could increase our need.

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2014 and 2013 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2014 and 2013 are shown as follows:

	December 31, 2014
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$45,064.9	$41,394.8	$(3,670.1)
Mortgage Loans		2,024.2	1,931.3	(92.9)
Policy Loans, Net of Reinsurance Ceded		339.2	313.2	(26.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(5,836.1)	$(3,071.9)	$2,764.2
Short-term Debt		(158.9)	(157.8)	1.1
Long-term Debt		(2,912.6)	(2,745.6)	167.0

Derivatives (1)
Swaps	$1,687.4	$(64.9)	$(86.8)	$(21.9)
Embedded Derivative in Modified Coinsurance Arrangement		(49.9)	(55.6)	(5.7)

	December 31, 2013
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$42,344.4	$39,009.2	$(3,335.2)
Mortgage Loans		1,980.2	1,889.9	(90.3)
Policy Loans, Net of Reinsurance Ceded		295.9	278.0	(17.9)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,886.3)	$(1,568.7)	$2,317.6
Long-term Debt		(2,824.4)	(2,660.5)	163.9

Derivatives (1)
Swaps	$1,477.4	$(124.8)	$(139.7)	$(14.9)
Embedded Derivative in Modified Coinsurance Arrangement		(53.2)	(62.1)	(8.9)

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

The effect of a change in interest rates on asset prices was determined using a duration implied methodology for corporate bonds and government and government agency securities whereby the duration of each security was used to estimate the change in price for the security assuming an increase of 100 basis points in interest rates. The effect of a change in interest rates on the mortgage-backed securities was estimated using a mortgage analytic system which takes into account the impact of changing prepayment speeds resulting from a 100 basis point increase in interest rates on the change in price of the mortgage-backed securities. These hypothetical prices were compared to the actual prices for the period to compute the overall change in market value. The changes in the fair values shown in the chart above for all other items were determined using discounted cash flow analyses. Because we actively manage our investments and liabilities, actual changes could be less than those estimated above.

Sustained periods of low interest rates may result in lower than expected profitability. Assuming interest rates and credit spreads remained constant throughout 2015 at the January 2015 market levels, our net investment income would decrease by approximately $1 million in 2015 and $7 million in 2016 relative to our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2015 or 2016.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2014 and 2013 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $100 million at each of those year end periods. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2014 and 2013, before-tax operating income, as reported in U.S. dollars, would have decreased approximately $15 million in each of those two years.

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

See "Risk Factors" contained herein in Item 1A and "Consolidated Operating Results" and "Unum UK Segment" contained herein in Item 7 for further information concerning foreign currency translation.

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

Our ERM framework is the ongoing system of people, processes, and tools across our Company under which we intend to function consistently and collectively to identify and assess risks and opportunities, to manage all material risks within our risk appetite, and to contribute to strategic decision making. With the goal of maximizing shareholder value, the primary objectives of our ERM framework are to support Unum Group in meeting its operational and financial objectives, maintaining liquidity, optimizing capital, and protecting franchise value.

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

Business units are primarily responsible for managing their principal risks. Our risk committees and other management committees serve risk and control functions responsible for providing risk oversight, or the second line of risk control. The internal audit team provides a second level of independent review, or our third line of risk control. The risk and finance committee of Unum Group's board of directors (the board) oversees the entire ERM governance process, effectively providing independent review for our third line of risk control.

The board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. It also is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The audit committee of the board is responsible for oversight of risks relating to financial reporting risk and certain operational risks. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

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

Risk Identification and Prioritization

Risk identification and prioritization is an ongoing process, whereby we identify and assess our risk positions and exposures, including notable risk events. Additionally, we identify emerging risks and analyze how material future risks might affect us. Knowing the potential risks we face allows us to monitor and manage their potential effects including adjusting our strategies as appropriate and holding capital levels which provide financial flexibility. Risk and other management committees have primary responsibility for identifying and prioritizing risks within their respective areas.

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

Externally, we are subject to a number of regulatory and rating agency risk examinations, and risk reports are often included. During 2015, we must comply with the ORSA requirements, which are intended to become a regular part of reviews of insurers' ERM programs. We believe the ORSA will provide strong evidence of the strengths of our ERM framework, measurement approaches, key assumptions utilized in assessing our risks, and prospective solvency assessments under both normal and stressed conditions. We have implemented, and will continue to implement, actions to prepare for compliance with this standard. See "Regulation" contained herein in Item 1 for additional information regarding the ORSA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2015

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2014	2013
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $38,803.4; $38,289.6)	$45,064.9	$42,344.4
Mortgage Loans	1,856.6	1,815.1
Policy Loans	3,306.6	3,276.0
Other Long-term Investments	591.9	566.0
Short-term Investments	974.3	913.4
Total Investments	51,794.3	48,914.9

Other Assets
Cash and Bank Deposits	102.5	94.1
Accounts and Premiums Receivable	1,634.7	1,647.8
Reinsurance Recoverable	4,906.4	4,806.5
Accrued Investment Income	696.1	700.2
Deferred Acquisition Costs	1,901.3	1,829.2
Goodwill	198.7	200.9
Property and Equipment	531.7	511.9
Income Tax Receivable	69.5	50.3
Other Assets	661.9	647.8

Total Assets	$62,497.1	$59,403.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2014	2013
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,529.3	$1,511.0
Reserves for Future Policy and Contract Benefits	45,929.4	43,099.1
Unearned Premiums	396.6	413.8
Other Policyholders’ Funds	1,657.8	1,658.4
Deferred Income Tax	78.4	144.3
Short-term Debt	151.9	—
Long-term Debt	2,628.7	2,612.0
Other Liabilities	1,572.6	1,305.9

Total Liabilities	53,944.7	50,744.5

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 301,834,556 and 360,802,426 shares	30.2	36.1
Additional Paid-in Capital	2,221.2	2,634.1
Accumulated Other Comprehensive Income	166.4	255.0
Retained Earnings	7,332.8	8,083.2
Treasury Stock - at cost: 49,524,849 and 100,785,012 shares	(1,198.2)	(2,349.3)

Total Stockholders' Equity	8,552.4	8,659.1

Total Liabilities and Stockholders' Equity	$62,497.1	$59,403.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars, except share data)

Revenue
Premium Income	$7,797.2	$7,624.7	$7,716.1
Net Investment Income	2,477.4	2,492.1	2,515.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(13.5)	(0.8)	—
Other Net Realized Investment Gain	29.6	7.6	56.2
Net Realized Investment Gain	16.1	6.8	56.2
Other Income	219.0	230.2	227.9
Total Revenue	10,509.7	10,353.8	10,515.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,310.8	6,595.7	6,722.2
Commissions	935.3	909.5	917.2
Interest and Debt Expense	167.5	149.4	145.4
Deferral of Acquisition Costs	(524.0)	(466.8)	(467.3)
Amortization of Deferred Acquisition Costs	440.8	418.9	378.7
Compensation Expense	820.9	790.4	786.8
Other Expenses	831.2	751.5	782.9
Total Benefits and Expenses	9,982.5	9,148.6	9,265.9

Income Before Income Tax	527.2	1,205.2	1,249.5

Income Tax
Current	103.3	296.6	206.6
Deferred	10.5	50.5	148.5
Total Income Tax	113.8	347.1	355.1

Net Income	$413.4	$858.1	$894.4

Net Income Per Common Share
Basic	$1.62	$3.24	$3.18
Assuming Dilution	$1.61	$3.23	$3.17

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)

Net Income	$413.4	$858.1	$894.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $725.8; $(1,102.8); $467.7)	1,439.3	(2,101.2)	918.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(665.1); $743.3; $(325.6))	(1,284.7)	1,363.4	(660.1)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $2.0; $1.3; $4.3)	(5.3)	(5.3)	(7.1)
Change in Foreign Currency Translation Adjustment	(66.3)	25.5	45.0
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(92.4); $185.2; $(68.0))	(171.6)	344.6	(130.4)
Total Other Comprehensive Income (Loss)	(88.6)	(373.0)	166.2

Comprehensive Income	$324.8	$485.1	$1,060.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)

Common Stock
Balance at Beginning of Year	$36.1	$36.0	$35.9
Common Stock Activity	0.1	0.1	0.1
Retirement of Treasury Stock	(6.0)	—	—
Balance at End of Year	30.2	36.1	36.0

Additional Paid-in Capital
Balance at Beginning of Year	2,634.1	2,607.7	2,591.1
Common Stock Activity	28.4	26.4	16.6
Retirement of Treasury Stock	(441.3)	—	—
Balance at End of Year	2,221.2	2,634.1	2,607.7

Accumulated Other Comprehensive Income
Balance at Beginning of Year	255.0	628.0	461.8
Other Comprehensive Income (Loss)	(88.6)	(373.0)	166.2
Balance at End of Year	166.4	255.0	628.0

Retained Earnings
Balance at Beginning of Year	8,083.2	7,371.6	6,611.0
Net Income	413.4	858.1	894.4
Dividends to Stockholders (per common share: $0.62; $0.55; $0.47)	(159.4)	(146.5)	(133.8)
Retirement of Treasury Stock	(1,004.4)	—	—
Balance at End of Year	7,332.8	8,083.2	7,371.6

Treasury Stock
Balance at Beginning of Year	(2,349.3)	(2,030.7)	(1,530.1)
Purchases of Treasury Stock	(300.6)	(318.6)	(500.6)
Retirement of Treasury Stock	1,451.7	—	—
Balance at End of Year	(1,198.2)	(2,349.3)	(2,030.7)

Total Stockholders' Equity at End of Year	$8,552.4	$8,659.1	$8,612.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$413.4	$858.1	$894.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(21.5)	(196.7)	40.4
Change in Deferred Acquisition Costs	(83.2)	(47.9)	(88.6)
Change in Insurance Reserves and Liabilities	972.2	572.5	508.4
Change in Income Taxes	(44.7)	(49.4)	168.0
Change in Other Accrued Liabilities	105.2	21.2	18.6
Non-cash Components of Net Investment Income	(180.9)	(211.5)	(221.3)
Net Realized Investment Gain	(16.1)	(6.8)	(56.2)
Depreciation	87.9	84.8	84.3
Other, Net	(8.7)	7.2	31.6
Net Cash Provided by Operating Activities	1,223.6	1,031.5	1,379.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	450.1	1,040.5	595.9
Proceeds from Maturities of Fixed Maturity Securities	1,819.4	2,146.4	2,160.5
Proceeds from Sales and Maturities of Other Investments	235.0	243.4	182.2
Purchase of Fixed Maturity Securities	(2,918.4)	(3,553.6)	(3,512.8)
Purchase of Other Investments	(285.2)	(363.7)	(353.8)
Net Sales (Purchases) of Short-term Investments	(69.3)	551.3	(34.5)
Net Increase (Decrease) in Payables for Collateral on Investments	(3.8)	(378.2)	97.9
Net Purchases of Property and Equipment	(114.5)	(105.5)	(105.4)
Other, Net	0.1	0.2	0.1
Net Cash Used by Investing Activities	(886.6)	(419.2)	(969.9)

Cash Flows from Financing Activities
Issuance of Long-term Debt	347.2	—	246.4
Long-term Debt Repayments	(186.6)	(116.2)	(70.0)
Cost Related to Early Retirement of Debt	(13.2)	—	—
Issuance of Common Stock	12.3	11.4	4.9
Repurchase of Common Stock	(306.0)	(317.2)	(496.7)
Dividends Paid to Stockholders	(159.4)	(146.5)	(133.8)
Other, Net	(22.9)	(27.0)	0.2
Net Cash Used by Financing Activities	(328.6)	(595.5)	(449.0)

Net Increase (Decrease) in Cash and Bank Deposits	8.4	16.8	(39.3)

Cash and Bank Deposits at Beginning of Year	94.1	77.3	116.6

Cash and Bank Deposits at End of Year	$102.5	$94.1	$77.3

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

If we determine that the decline in value of an investment is other than temporary, the investment is written down to fair value, and an impairment loss is recognized in the current period, either in earnings or in both earnings and other comprehensive income, as applicable. Other-than-temporary impairment losses on fixed maturity securities which we intend to sell or more likely than not will be required to sell before recovery in value are recognized in earnings and equal the entire difference between the security's amortized cost basis and its fair value. For securities which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery in value, other-than-temporary impairment losses recognized in earnings generally represent the difference between the amortized cost of the security and the present value of our best estimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. For fixed maturity securities for which we have recognized an other-than-temporary impairment loss through earnings, if through subsequent evaluation there is a significant increase in expected cash flows, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as net investment income over the remaining life of the investment. See Notes 2 and 3.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,068.4 million and $3,043.7 million of policy loans ceded to reinsurers at December 31, 2014 and 2013, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of tax credit partnerships and private equity partnerships.

Tax credit partnerships in which we have invested were formed for the purpose of investing in the construction and rehabilitation of low-income housing.  Because the partnerships are structured such that there is no return of principal, the primary sources of investment return from our tax credit partnerships are tax credits and tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment.  These partnerships are accounted for using either the equity or the effective yield method, depending primarily on whether the tax credits are guaranteed through a letter of credit, a tax indemnity agreement, or another similar arrangement. Tax credits received from these partnerships are reported in our consolidated statements of income as either a reduction of state premium taxes, which are a component of other expenses, or a reduction of income tax. For those partnerships accounted for under the equity method, the amortization of the principal amount invested in these partnerships is reported as a component of net investment income. For those partnerships accounted for under the effective yield method, amortization of the principal amount invested is reported as a component of income tax or other expenses. We will adopt updated accounting guidance for tax credit partnerships, where applicable, effective January 1, 2015. See "Accounting Updates Outstanding" as follows for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

In our consolidated balance sheets, we do not offset fair value amounts recognized for derivatives executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from those master netting agreements. See Notes 2, 3 and 4.

Fair Value Measurement: Certain assets and liabilities are reported at fair value in our consolidated balance sheets and in our notes to our consolidated financial statements. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value represents an exit price, not an entry price. The exit price objective applies regardless of our intent and/or ability to sell the asset or transfer the liability at the measurement date. Assets or liabilities with readily available actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. When actively quoted prices are not available, fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If observable inputs are not available, unobservable inputs and/or adjustments to observable inputs requiring management judgment are used to determine fair value. We categorize our assets and liabilities measured at estimated fair value into a three-level hierarchy, based on the significance of the inputs. The fair value hierarchy gives the highest priority to inputs which are unadjusted and represent quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). See Note 2.

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

Deferred acquisition costs related to non interest-sensitive policies are amortized in proportion to the premium income we expect to receive over the life of the policies. Deferred acquisition costs related to interest-sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Deviations from projections result in a change to the rate of amortization in the period during which such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $823.3 million and $760.8 million as of December 31, 2014 and 2013, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non interest-sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest-sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $15.2 million and $19.0 million at December 31, 2014 and 2013, respectively. The accumulated amortization for value of business acquired was $134.7 million and $138.2 million as of December 31, 2014 and 2013, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $3.5 million, $4.5 million, and $7.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

Policy and Contract Benefits: Policy and contract benefits represent amounts paid and expected to be paid based on reported losses and estimates of incurred but not reported losses for non interest-sensitive life and accident and health products. For interest-sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders' policy fund balances.

Reserves for Policy and Contract Benefits: Policy reserves represent future policy and contract benefits for claims not yet incurred. Policy reserves for non interest-sensitive life and accident and health products are determined using the net level premium method. The reserves are calculated based upon assumptions as to interest, persistency, morbidity, and mortality that were appropriate at the date of issue. Discount rate assumptions are based on actual and expected net investment returns. Persistency assumptions are based on our actual historical experience adjusted for future expectations. Claim incidence and claim resolution rate assumptions related to morbidity and mortality are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

Policy reserves for group single premium annuities are developed on a net single premium method. The reserves are calculated based on assumptions as to interest, mortality, and retirement that were appropriate at the date of issue. Mortality assumptions are based upon industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by year of issue.

Policy reserves for interest-sensitive products are principally policyholder account values.

Policy reserves require ongoing loss recognition testing. We perform loss recognition tests on our policy reserves annually, or more frequently if appropriate, using best estimate assumptions as of the date of the test, without a provision for adverse deviation. We group the policy reserves for each major product line within a segment when we perform the loss recognition tests. If the policy reserves determined using these best estimate assumptions are higher than our existing policy reserves net of any deferred acquisition cost balance, the existing policy reserves are increased or deferred acquisition costs are reduced to immediately recognize the deficiency. This becomes the new basis for policy reserves going forward, subject to future loss recognition testing.

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

Treasury Stock and Retirement of Common Stock: Treasury stock is reflected as a reduction of stockholders' equity at cost. When shares are retired, the par value is removed from common stock, and the excess of the repurchase price over par is allocated between additional paid-in capital and retained earnings. See Note 10.

Revenue Recognition: Our non interest-sensitive life and accident and health products are long-duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non interest-sensitive insurance policies and estimated future gross profits for interest-sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2014 and 2013 was $41.7 million and $53.6 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2014, 2013, and 2012, premium tax expense was $139.2 million, $137.0 million, and $136.0 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. The Black-Scholes options valuation model is used for estimating the fair value of stock options, and the Monte-Carlo valuation model is used for estimating the fair value of performance share units. Restricted stock units are valued based on the fair value of common stock at the grant date, and cash-settled awards are measured each reporting period based on the current stock price. Stock-based awards are expensed over the requisite service period, or for performance share units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. See Note 11.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $358.6 million and $339.2 million at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Outstanding:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements
ASC 606 "Revenue from Contracts with Customers"
This update supersedes virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of this update are insurance contracts, although our fee-based service products are included within the scope. The core principal of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance is to be applied retrospectively.
		January 1, 2017	The adoption of this update will not have a material effect on our financial position or results of operations.
ASC 860 "Transfers and Servicing"
This update changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also requires disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. The guidance is to be applied retrospectively for transactions outstanding on the effective date of the update.
		January 1, 2015, except for certain disclosures, which will be effective April 1, 2015.	The adoption of this update will expand our disclosures but will not impact our financial position or results of operations.
ASC 323 "Investments - Equity Method and Joint Ventures"
This update permits entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects are also required. We have elected to adopt this guidance, which will be applied retrospectively.
		January 1, 2015	See table as follows.

Our retrospective adoption of the update to ASC 323 as of January 1, 2015 will result in a cumulative effect decrease in stockholders' equity as of January 1, 2015, 2014, and 2013 of approximately $30 million, $19 million, and $8 million, respectively. Our net income and earnings per share assuming dilution will be impacted as follows:

(in millions, except per share data)	Year Ended December 31
	2014		2013		2012
		per share		per share		per share
Net Income, Before Adoption	$413.4	$1.61	$858.1	$3.23	$894.4	$3.17
After-tax Impact of Adoption	(11.3)	(0.04)	(11.1)	(0.04)	(6.3)	(0.02)
Net Income, After Adoption	$402.1	$1.57	$847.0	$3.19	$888.1	$3.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments

Presented as follows are the carrying amounts and fair values of financial instruments. The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, accrued investment income, and securities lending agreements approximate fair value due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	December 31, 2014		December 31, 2013

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$45,064.9	$45,064.9	$42,344.4	$42,344.4
Mortgage Loans	1,856.6	2,024.2	1,815.1	1,980.2
Policy Loans	3,306.6	3,407.6	3,276.0	3,339.6
Other Long-term Investments
Derivatives	28.0	28.0	10.8	10.8
Equity Securities	12.5	12.5	16.4	16.4
Miscellaneous Long-term Investments	485.5	485.5	475.2	475.2

Liabilities
Policyholders' Funds
Deferred Annuity Products	$621.4	$621.4	$631.5	$631.5
Supplementary Contracts without Life Contingencies	600.4	600.4	563.1	563.1
Short-term Debt	151.9	158.9	—	—
Long-term Debt	2,628.7	2,912.6	2,612.0	2,824.4
Other Liabilities
Derivatives	92.9	92.9	135.6	135.6
Embedded Derivative in Modified Coinsurance Arrangement	49.9	49.9	53.2	53.2
Unfunded Commitments to Investment Partnerships	12.8	12.8	27.2	27.2

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,068.4 million and $3,043.7 million as of December 31, 2014 and 2013, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of December 31, 2014, we estimate that the underlying assets of the funds will be liquidated over the next one to thirteen years. These financial instruments are assigned a Level 3 within the fair value hierarchy.

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

Short-term Debt: Fair values for short-term debt were determined based on prices from independent pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques. These financial instruments are assigned a Level 2.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $849.7 million and $1,329.2 million as of December 31, 2014 and 2013, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $2,062.9 million and $1,495.2 million as of December 31, 2014 and 2013, respectively, and are assigned a Level 2.

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

At December 31, 2014, approximately 6.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 93.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 78.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.5 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 11.8 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

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

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$297.5	$941.0	$—	$1,238.5
States, Municipalities, and Political Subdivisions	—	1,981.4	140.1	2,121.5
Foreign Governments	—	1,238.1	69.3	1,307.4
Public Utilities	106.2	8,129.4	315.0	8,550.6
Mortgage/Asset-Backed Securities	—	2,431.8	—	2,431.8
All Other Corporate Bonds	2,556.6	25,383.3	1,425.3	29,365.2
Redeemable Preferred Stocks	—	25.0	24.9	49.9
Total Fixed Maturity Securities	2,960.3	40,130.0	1,974.6	45,064.9

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	5.7	—	5.7
Foreign Exchange Contracts	—	22.3	—	22.3
Total Derivatives	—	28.0	—	28.0
Equity Securities	—	11.1	1.4	12.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$20.8	$—	$20.8
Foreign Exchange Contracts	—	70.9	—	70.9
Credit Default Swaps	—	1.2	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	49.9	49.9
Total Derivatives	—	92.9	49.9	142.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2014		2013
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$163.2	$—	$62.2	$—
States, Municipalities, and Political Subdivisions	—	—	—	53.0
Public Utilities	81.8	253.4	248.4	20.8
All Other Corporate Bonds	1,592.1	1,598.3	1,296.5	1,117.9
Total Fixed Maturity Securities	$1,837.1	$1,851.7	$1,607.1	$1,191.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$21.0	$—	$(1.4)	$—	$(54.6)	$140.1
Foreign Governments	78.5	1.1	0.8	—	(11.1)	—	—	69.3
Public Utilities	139.3	—	6.9	—	(0.8)	199.9	(30.3)	315.0
Mortgage/Asset-Backed Securities	0.5	(0.2)	0.3	—	(0.6)	—	—	—
All Other Corporate Bonds	1,923.3	0.7	44.8	91.1	(147.7)	626.9	(1,113.8)	1,425.3
Redeemable Preferred Stocks	23.8	—	1.1	—	—	—	—	24.9
Total Fixed Maturity Securities	2,340.5	1.6	74.9	91.1	(161.6)	826.8	(1,198.7)	1,974.6

Equity Securities	4.6	10.5	(0.2)	—	(13.5)	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	3.3	—	—	—	—	—	(49.9)

	Year Ended December 31, 2013
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$128.7	$—	$(13.1)	$—	$(1.0)	$60.5	$—	$175.1
Foreign Governments	82.1	—	(3.6)	—	—	—	—	78.5
Public Utilities	226.4	—	(1.1)	—	(3.1)	101.9	(184.8)	139.3
Mortgage/Asset-Backed Securities	0.5	—	0.1	—	(0.1)	—	—	0.5
All Other Corporate Bonds	1,525.8	1.1	(156.8)	186.7	(122.0)	1,511.9	(1,023.4)	1,923.3
Redeemable Preferred Stocks	24.8	—	(1.0)	—	—	—	—	23.8
Total Fixed Maturity Securities	1,988.3	1.1	(175.5)	186.7	(126.2)	1,674.3	(1,208.2)	2,340.5

Equity Securities	4.3	—	0.3	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(83.9)	30.7	—	—	—	—	—	(53.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains for the years ended December 31, 2014 and 2013 which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $3.3 million and $30.7 million, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2014
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$101.0	- Comparability Adjustment	(b)	0.25% - 1.00% / 0.71%
All Other Corporate Bonds - Private	432.8	- Comparability Adjustment - Discount for Size - Lack of Marketability - Volatility of Credit - Market Convention	(b) (c) (d) (e) (f)	0.50% - 0.70% / 0.60% 0.50% - 0.50% / 0.50% 0.48% - 0.48% / 0.48% 0.20% - 2.00% / 0.64% Priced at Par
All Other Corporate Bonds - Public	128.7	- Comparability Adjustment - Lack of Marketability - Volatility of Credit	(b) (d) (e)	0.10% - 0.50% / 0.40% 0.20% - 0.35% / 0.29% (0.30)% - 0.50% / (0.05)%
Equity Securities - Private	1.1	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2014 and 2013, all fixed maturity securities were classified as available-for-sale. In the following charts, prior year amounts have been reclassified, where applicable, between public utilities and all other corporate bonds to conform to the current year categorization of certain securities.

The amortized cost and fair values of securities by security type are shown as follows.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$983.5	$255.5	$0.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	377.6	1.1	2,121.5
Foreign Governments	1,101.1	206.3	—	1,307.4
Public Utilities	7,046.1	1,505.4	0.9	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	207.0	0.1	2,431.8
All Other Corporate Bonds	25,658.8	3,828.6	122.2	29,365.2
Redeemable Preferred Stocks	44.0	5.9	—	49.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$124.8	$45,064.9

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,028.6	$173.1	$5.6	$1,196.1
States, Municipalities, and Political Subdivisions	1,706.0	117.2	40.0	1,783.2
Foreign Governments	1,226.4	149.6	2.8	1,373.2
Public Utilities	7,121.7	901.2	25.7	7,997.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	4.0	2,039.3
All Other Corporate Bonds	25,315.2	2,828.3	225.8	27,917.7
Redeemable Preferred Stocks	33.0	4.7	—	37.7
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$303.9	$42,344.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2014
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$—	$7.4	$0.5
States, Municipalities, and Political Subdivisions	1.6	—	42.0	1.1
Public Utilities	5.1	0.2	58.2	0.7
Mortgage/Asset-Backed Securities	28.0	—	1.9	0.1
All Other Corporate Bonds	1,666.2	82.2	729.4	40.0
Total Fixed Maturity Securities	$1,700.9	$82.4	$838.9	$42.4

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

	December 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,372.0	$34.3	$1,406.3	$—	$—
Over 1 year through 5 years	6,871.2	719.3	7,434.0	9.4	147.1
Over 5 years through 10 years	9,532.9	1,003.3	8,792.3	80.9	1,663.0
Over 10 years	18,802.4	4,422.4	22,490.6	34.4	699.8
	36,578.5	6,179.3	40,123.2	124.7	2,509.9
Mortgage/Asset-Backed Securities	2,224.9	207.0	2,401.9	0.1	29.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$42,525.1	$124.8	$2,539.8

	December 31, 2013
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$903.9	$20.6	$915.5	$—	$9.0
Over 1 year through 5 years	7,098.2	727.1	7,678.5	0.6	146.2
Over 5 years through 10 years	9,492.6	940.2	8,137.4	95.8	2,199.6
Over 10 years	18,936.2	2,486.2	18,441.5	203.5	2,777.4
	36,430.9	4,174.1	35,172.9	299.9	5,132.2
Mortgage/Asset-Backed Securities	1,858.7	184.6	1,695.8	4.0	343.5
Total Fixed Maturity Securities	$38,289.6	$4,358.7	$36,868.7	$303.9	$5,475.7

At December 31, 2014, the fair value of investment-grade fixed maturity securities was $41,539.7 million, with a gross unrealized gain of $6,238.0 million and a gross unrealized loss of $47.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 38.1 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2014, the fair value of below-investment-grade fixed maturity securities was $3,525.2 million, with a gross unrealized gain of $148.3 million and a gross unrealized loss of $77.3 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 61.9 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

December 31, 2014, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2014, we held 75 individual investment-grade fixed maturity securities and 68 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 31 investment-grade fixed maturity securities and 15 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of December 31, 2014 and 2013, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2014, we had non-binding commitments of $15.0 million to fund private placement fixed maturity securities.
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

As of December 31, 2014, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $484.1 million, comprised of $289.0 million of tax credit partnerships and $195.1 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $12.8 million at December 31, 2014. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $161.6 million to fund certain private equity partnerships at December 31, 2014, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $143.9 million and $1.4 million, respectively, as of December 31, 2014 and $136.2 million and $4.4 million, respectively, as of December 31, 2013. The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At December 31, 2014, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the years ended December 31, 2014, 2013, and 2012.

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

Mortgage loans by property type and geographic region are presented below.

	December 31
	2014		2013
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$110.1	5.9%	$61.1	3.3%
Industrial	542.9	29.2	567.8	31.3
Office	794.0	42.8	776.5	42.8
Retail	409.6	22.1	409.7	22.6
Total	$1,856.6	100.0%	$1,815.1	100.0%

Region
New England	$105.6	5.7%	$100.9	5.6%
Mid-Atlantic	179.4	9.7	191.5	10.5
East North Central	210.6	11.4	244.3	13.5
West North Central	166.2	8.9	162.3	8.9
South Atlantic	453.6	24.4	447.7	24.7
East South Central	75.3	4.1	67.7	3.7
West South Central	215.6	11.6	190.9	10.5
Mountain	116.0	6.2	101.9	5.6
Pacific	334.3	18.0	307.9	17.0
Total	$1,856.6	100.0%	$1,815.1	100.0%

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2014	2013
	(in millions of dollars)
Internal Rating
Aa	$7.7	$10.8
A	666.0	683.1
Baa	1,156.7	1,094.6
Ba	13.1	13.5
B	13.1	13.1
Total	$1,856.6	$1,815.1

Loan-to-Value Ratio
<= 65%	$898.7	$777.4
> 65% <= 75%	818.0	867.5
> 75% <= 85%	102.3	107.6
> 85%	37.6	62.6
Total	$1,856.6	$1,815.1

A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Foreclosure
Carrying Amount	$18.1	$4.3	$17.3
Number of Loans	1	1	3

We had no realized losses on loan foreclosures for the years ended December 31, 2014, 2013, and 2012 other than the initial impairment losses recognized prior to foreclosure. During 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million, recognized a $3.0 million realized loss on the troubled debt restructuring, and foreclosed on the property in a subsequent quarter of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

At December 31, 2014 and 2013, we held no mortgage loans that were on nonaccrual status or past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5	$1.5
Provision	3.0	—	1.8
Charge-offs, Net of Recoveries	(3.0)	—	(1.8)
Balance at End of Year	$1.5	$1.5	$1.5

As of December 31, 2014 and 2013 we held one impaired mortgage loan with an unpaid principal balance of $14.6 million, a related allowance for credit losses of $1.5 million, and a carrying value of $13.1 million.

Our average investment in impaired mortgage loans was $26.7 million, $14.9 million, and $19.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, we recognized $1.0 million, $0.8 million, and $0.8 million, respectively, of interest income on mortgage loans subsequent to impairment.

At December 31, 2014, we had non-binding commitments of $49.3 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.5 million, for which we received collateral in the form of cash and securities of $58.4 million and $128.5 million, respectively. As of December 31, 2013, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $201.6 million, for which we received collateral in the form of cash and securities of $76.5 million and $132.9 million, respectively. We had no outstanding repurchase agreements at December 31, 2014 or 2013.

During 2014, we were approved for membership of the Federal Home Loan Bank System (FHLB). As a member, we obtain access to low-cost funding and also receive dividends based on our stock ownership. Membership requires that we purchase a minimum amount of FHLB common stock based on a percentage of our total assets. Additional common stock purchases are required based upon the amount of funds borrowed from the FHLB. We will be required to post mortgage-related assets, U.S. Treasury securities, or other acceptable forms of collateral for any borrowings we make from the FHLB. As of December 31, 2014 we had not funded any FHLB common stock purchases or obtained any advances from the FHLB. We expect to fund our initial common stock membership purchase in the first quarter of 2015 at a cost of approximately $17.7 million, $12.5 million of which was a non-binding commitment as of December 31, 2014.

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

	December 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$28.0	$—	$28.0	$(7.2)	$(15.4)	$5.4
Securities Lending	176.5	—	176.5	(118.1)	(58.4)	—
Total	$204.5	$—	$204.5	$(125.3)	$(73.8)	$5.4

Financial Liabilities:
Derivatives	$92.9	$—	$92.9	$(67.0)	$—	$25.9
Securities Lending	58.4	—	58.4	(58.4)	—	—
Total	$151.3	$—	$151.3	$(125.4)	$—	$25.9

	December 31, 2013
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$10.8	$—	$10.8	$(9.5)	$(1.1)	$0.2
Securities Lending	201.6	—	201.6	(125.1)	(76.5)	—
Total	$212.4	$—	$212.4	$(134.6)	$(77.6)	$0.2

Financial Liabilities:
Derivatives	$135.6	$—	$135.6	$(98.6)	$—	$37.0
Securities Lending	76.5	—	76.5	(76.5)	—	—
Total	$212.1	$—	$212.1	$(175.1)	$—	$37.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Fixed Maturity Securities	$2,344.4	$2,371.6	$2,404.0
Derivatives	40.4	35.2	28.9
Mortgage Loans	109.8	109.2	107.1
Policy Loans	16.3	15.7	14.8
Other Long-term Investments	23.0	18.0	15.2
Short-term Investments	2.4	2.4	4.3
Gross Investment Income	2,536.3	2,552.1	2,574.3
Less Investment Expenses	29.0	29.5	26.9
Less Investment Income on Participation Fund Account Assets	15.1	15.7	16.1
Less Amortization of Tax Credit Partnerships	14.8	14.8	16.1
Net Investment Income	$2,477.4	$2,492.1	$2,515.2

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$9.3	$15.8	$29.3
Gross Losses on Sales	(7.5)	(45.7)	(20.4)
Other-Than-Temporary Impairment Loss	(13.5)	(0.8)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	21.2	15.6	5.0
Gross Losses on Sales	(0.8)	—	(4.3)
Impairment Loss	(3.4)	(2.0)	(1.9)
Embedded Derivative in Modified Coinsurance Arrangement	3.3	30.7	51.8
All Other Derivatives	11.0	(1.9)	—
Foreign Currency Transactions	(3.5)	(4.9)	(3.3)
Net Realized Investment Gain	$16.1	$6.8	$56.2

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

•
Credit default swaps are used as economic hedges against credit risk but do not qualify for hedge accounting. A credit default swap is an agreement in which we agree with another party to pay, at specified intervals, a fixed-rate fee in exchange for insurance against a credit event on a specific investment. If a defined credit event occurs, our counterparty may either pay us a net cash settlement, or we may surrender the specific investment to them in exchange for cash equal to the full notional amount of the swap. Credit events typically include events such as bankruptcy, failure to pay, or certain types of debt restructuring.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $13.6 million at December 31, 2014. We held cash collateral from our counterparties of $15.4 million and $1.1 million at December 31, 2014 and 2013, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $67.0 million and $95.6 million at December 31, 2014 and 2013, respectively. We had no cash posted as collateral to our counterparties at December 31, 2014 and 2013. See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $92.9 million and $135.6 million at December 31, 2014 and 2013, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2011	$174.0	$554.0	$685.0	$—	$—	$—	$1,413.0
Additions	—	—	250.0	—	86.0	—	336.0
Terminations	—	45.2	185.0	—	86.0	—	316.2
Balance at December 31, 2012	174.0	508.8	750.0	—	—	—	1,432.8
Additions	—	160.0	—	97.0	24.0	10.0	291.0
Terminations	24.0	38.4	150.0	—	24.0	10.0	246.4
Balance at December 31, 2013	150.0	630.4	600.0	97.0	—	—	1,477.4
Additions	—	250.1	—	—	68.0	—	318.1
Terminations	—	40.1	—	—	68.0	—	108.1
Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$—	$1,687.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of December 31, 2014 and 2013, we had $618.0 million and $630.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

During 2014, we novated certain of our foreign currency interest rate swaps with a notional amount of $97.0 million and a fair value of $(29.5) million to a new counterparty. At the time of novation, these derivatives were effective hedges, and we therefore deferred the unrealized loss into other comprehensive income and will recognize the loss in earnings during the periods in which the hedged items affect earnings. In conjunction with the novation, these derivatives were de-designated as hedges, and subsequent changes in their fair value will be reported in earnings as a component of net realized investment gain or loss. To establish a new effective hedging relationship with the fixed income foreign currency denominated securities previously hedged, we entered into $124.7 million notional amount of foreign currency interest rate swaps during 2014 whereby we receive fixed rate functional currency principal and interest in exchange for fixed rate payments in foreign currency.

During 2014, we redeemed a portion of the outstanding principal of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. In conjunction with this redemption, we reclassified $13.1 million of the deferred gain on cash flow hedges from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. This amount represents the applicable portion of the deferred gain from previously terminated derivatives associated with the hedge of this debt. See Note 8.

During 2013, we entered into $150.0 million notional amount of foreign currency swaps to hedge the currency risk on a portion of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. Also during 2013, we terminated, as scheduled, $150.0 million notional amount of received fixed, pay variable forward starting interest rate swaps used to hedge the anticipated purchase of fixed maturity securities.

For the years ended December 31, 2014, 2013, and 2012 there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2014, we expect to amortize approximately $50.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries is scheduled to mature during the fourth quarter of 2015, at which time we will reclassify the remaining deferred cash flow hedge gain of approximately $28.4 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2014, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2014 and 2013, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $5.3 million, $11.5 million, and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, with an offsetting gain on the related interest rate swaps.

As of December 31, 2014 and 2013, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(5.5) million, $21.1 million, and $(6.6) million for the years ended December 31, 2014, 2013, and 2012, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the years ended December 31, 2014, 2013, and 2012, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

During 2014, we entered into $125.4 million notional amount of foreign currency interest rate swaps in conjunction with the previously discussed transaction wherein we de-designated foreign currency interest rate swaps with a notional amount of $97.0 million. The derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

As of December 31, 2014 and 2013, we held $97.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.7	Other Liabilities	$20.8
Foreign Exchange Contracts	Other L-T Investments	22.3	Other Liabilities	39.6
Total		$28.0		$60.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.2
Foreign Exchange Contracts			Other Liabilities	31.3
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	49.9
Total				$82.4

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

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$(7.2)	$77.9
Options	—	(0.1)	—
Foreign Exchange Contracts	16.2	22.6	3.5
Total	$16.1	$15.3	$81.4

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$47.8	$43.1	$40.0
Foreign Exchange Contracts	(4.2)	(5.9)	(5.3)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	4.3	1.3	4.1
Foreign Exchange Contracts	6.9	(13.8)	(17.0)
Interest and Debt Expense
Interest Rate Swaps	(1.8)	(1.7)	(1.7)
Total	$53.0	$23.0	$20.1
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$(1.9)	$—
Foreign Exchange Contracts	(1.8)	—	—
Embedded Derivative in Modified Coinsurance Arrangement	3.3	30.7	51.8
Total	$1.2	$28.8	$51.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(746.4)	9.7	25.5	328.6	(382.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	8.6	(15.0)	—	16.0	9.6
Net Other Comprehensive Income (Loss)	(737.8)	(5.3)	25.5	344.6	(373.0)
Balance at December 31, 2013	135.7	396.3	(47.1)	(229.9)	255.0
Other Comprehensive Income (Loss) Before Reclassifications	154.3	31.1	(66.3)	(216.1)	(97.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.3	(36.4)	—	44.5	8.4
Net Other Comprehensive Income (Loss)	154.6	(5.3)	(66.3)	(171.6)	(88.6)
Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4

The net unrealized gain on securities consists of the following components:

	December 31			Change for the Year Ended December 31
	2014	2013	2012	2014	2013
	(in millions of dollars)
Fixed Maturity Securities	$6,261.5	$4,054.8	$7,221.5	$2,206.7	$(3,166.7)
Other Investments	13.9	55.5	92.8	(41.6)	(37.3)
Deferred Acquisition Costs	(50.8)	(41.6)	(67.0)	(9.2)	25.4
Reserves for Future Policy and Contract Benefits	(6,150.3)	(4,108.5)	(6,277.5)	(2,041.8)	2,169.0
Reinsurance Recoverable	365.0	263.8	351.5	101.2	(87.7)
Income Tax	(149.0)	(88.3)	(447.8)	(60.7)	359.5
Total	$290.3	$135.7	$873.5	$154.6	$(737.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2014	2013
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$12.6	$(12.6)
Other-Than-Temporary Impairment Loss	(13.5)	(0.8)
	(0.9)	(13.4)
Income Tax Benefit	(0.6)	(4.8)
Total	$(0.3)	$(8.6)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$47.8	$43.1
Loss on Foreign Exchange Contracts	(4.2)	(5.9)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	4.3	1.3
Gain (Loss) on Foreign Exchange Contracts	6.9	(13.8)
Interest and Debt Expense
Loss on Interest Rate Swaps	(1.8)	(1.7)
	53.0	23.0
Income Tax Expense	16.6	8.0
Total	$36.4	$15.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.6)	$(32.9)
Amortization of Prior Service Credit	1.7	5.0
Curtailment Gain	—	3.0
Settlement Loss	(64.4)	—
	(68.3)	(24.9)
Income Tax Benefit	(23.8)	(8.9)
Total	$(44.5)	$(16.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2014	2013	2012
	(in millions of dollars)
Balance at January 1	$24,535.6	$24,567.1	$24,586.5
Less Reinsurance Recoverable	2,072.8	2,006.0	2,042.6
Net Balance at January 1	22,462.8	22,561.1	22,543.9

Incurred Related to
Current Year	4,851.5	4,751.9	4,946.2
Prior Years
Interest	1,214.7	1,230.0	1,247.6
All Other Incurred	(13.5)	(44.7)	(175.7)
Foreign Currency	(138.7)	41.2	101.1
Total Incurred	5,914.0	5,978.4	6,119.2

Paid Related to
Current Year	(1,702.3)	(1,657.3)	(1,715.4)
Prior Years	(4,547.4)	(4,419.4)	(4,386.6)
Total Paid	(6,249.7)	(6,076.7)	(6,102.0)

Net Balance at December 31	22,127.1	22,462.8	22,561.1
Plus Reinsurance Recoverable	2,066.9	2,072.8	2,006.0
Balance at December 31	$24,194.0	$24,535.6	$24,567.1

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2014, 2013, and 2012.

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

2014 Long-term Care Reserve Increase

Policy reserves for our long-term care block of business are determined using the gross premium valuation method and, prior to the fourth quarter of 2014, were valued based on assumptions established as of December 31, 2011, the date of the initial loss recognition. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We undertake a review of policy reserve adequacy annually during the fourth quarter of each year, or more frequently if appropriate, using best estimate assumptions as of the date of the review.

Included in our fourth quarter of 2014 review was an analysis of our reserve assumptions, including those for the discount rate, mortality and morbidity rates, persistency, and premium rate increases. Our analysis of reserve discount rate assumptions considered the continued historic low interest rate environment, future market expectations, and our view of future portfolio yields. The assumptions we established in 2011 were set at a level that we estimated would be sustainable in a low interest rate environment for three to five years, with improvements in market yields beginning after the third year. Since that time, however, interest rates have continued to hover near historic lows, and credit spreads have tightened. Our assumption update for mortality incorporates the last three years of Company-specific experience and emerging trends as well as industry data, where available and appropriate, and reflects improvements in life expectancies beyond what was initially anticipated in 2011. Our morbidity assumptions were updated to reflect trends from our own emerging Company experience in claim incidence and terminations, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

well as trends based on available and appropriate industry data and studies. Our premium rate increase assumptions were updated to reflect progress-to-date and our on-going rate increase strategy.

Based on our analysis, as of December 31, 2014 we lowered the discount rate assumption to reflect the low interest rate environment and our revised expectation of future investment portfolio yield rates. Our revised assumptions anticipate the low interest rate environment persisting for the next three to five years, with a return to more historical averages over the following five year period. We updated our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant may receive long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own Company experience, and we updated our projection of future premium rate increase approvals. Using our revised best estimate assumptions, as of December 31, 2014 we determined that our policy and claim reserves should be increased $698.2 million to reflect our current estimate of future benefit obligations. Of this amount, $85.8 million was related to claim reserves, which can be attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

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

2013 Group Life Waiver of Premium Benefit Reserve Reduction

Within our Unum US segment, we offer group life insurance coverage which consists primarily of renewable term life insurance and includes a provision for waiver of premium, if disabled. The group life waiver of premium benefit (group life waiver) provides for continuation of life insurance coverage when an insured, or the employer on behalf of the insured, is no longer paying premium because the employee is not actively at work due to a disability. The group life waiver claim reserve is the present value of future anticipated death benefits reflecting the probability of death while remaining disabled. Claim reserves are calculated using assumptions based on past experience adjusted for current trends and any other factors that would modify past experience and are subject to revision as current claim experience emerges and alters our view of future expectations. The two fundamental assumptions in the development of the group life waiver reserve are mortality and recovery. Our emerging experience and that which continues to emerge within the industry indicate an increase in life expectancies, which decreases the ultimate anticipated death benefits to be paid under the group life waiver benefit. Emerging experience also reflects an improvement in claim recovery rates, which also lessens the likelihood of payment of a death benefit while the insured is disabled. During 2013, we completed a review of our assumptions and modified our mortality and claim recovery assumptions for our Unum US group life waiver reserves and, as a result, reduced claim reserves by $85.0 million. Of this amount, approximately $78.0 million was attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2014	2013	2012
	(in millions of dollars)
Policy and Contract Benefits	$1,529.3	$1,511.0	$1,484.6
Reserves for Future Policy and Contract Benefits	45,929.4	43,099.1	44,694.4
Total	47,458.7	44,610.1	46,179.0
Less:
Life Reserves for Future Policy and Contract Benefits	7,850.9	7,740.5	7,571.1
Accident and Health Active Life Reserves	9,263.5	8,225.5	7,763.3
Unrealized Adjustment to Reserves for Future Policy and Contract Benefits	6,150.3	4,108.5	6,277.5
Liability for Unpaid Claims and Claim Adjustment Expenses	$24,194.0	$24,535.6	$24,567.1

The unrealized adjustment to reserves for future policy and contract benefits reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the corresponding available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income or loss.

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Net Income	$113.8	$347.1	$355.1
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	(3.0)	(0.8)	3.5
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	725.8	(1,102.8)	467.7
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(665.1)	743.3	(325.6)
Change in Net Gain on Cash Flow Hedges	(2.0)	(1.3)	(4.3)
Change in Unrecognized Pension and Postretirement Benefit Costs	(92.4)	185.2	(68.0)
Total	$77.1	$170.7	$428.4

A reconciliation of the income tax expense (benefit) attributable to income from operations before income tax, computed at U.S. federal statutory tax rates, to the income tax expense (benefit) as included in our consolidated statements of income, is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2014	2013	2012
Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Items	(4.3)	(1.8)	(1.9)
Tax Credits	(8.1)	(3.4)	(2.7)
Tax-exempt Investment Income	(2.3)	(1.0)	(0.9)
Other Items, Net	1.3	—	(1.1)
Effective Tax	21.6%	28.8%	28.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our net deferred tax liability consists of the following:

	December 31
	2014	2013
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$97.4	$70.0
Fixed Assets	93.0	80.3
Invested Assets	1,999.2	1,274.3
Other	64.6	54.4
Gross Deferred Tax Liability	2,254.2	1,479.0

Deferred Tax Asset
Reserves	1,919.2	1,180.1
Employee Benefits	254.0	151.2
Other	2.6	3.4
Gross Deferred Tax Asset	2,175.8	1,334.7

Total Net Deferred Tax Liability	$78.4	$144.3

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Income Before Tax
United States - Federal	$376.9	$1,072.0	$1,128.4
Foreign	150.3	133.2	121.1
Total	$527.2	$1,205.2	$1,249.5

Current Tax Expense (Benefit)
United States - Federal	$128.4	$277.9	$164.4
Foreign	(25.1)	18.7	42.2
Total	103.3	296.6	206.6

Deferred Tax Expense (Benefit)
United States - Federal	(44.4)	47.3	173.5
Foreign	54.9	3.2	(25.0)
Total	10.5	50.5	148.5

Total	$113.8	$347.1	$355.1

The U.K. government enacted income tax rate reductions during each of the years 2010 through 2013. During 2013, the rate was reduced from 23 percent to 21 percent effective April 2014, and to 20 percent effective April 2015. Although the rate reductions in each instance became or will become effective during a subsequent year, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $6.3 million and $9.3 million for the tax rate reductions enacted during 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

We consider the unremitted earnings of our foreign operations to be permanently invested and therefore have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. affiliates. Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings. As of December 31, 2014, we have not made a provision for U.S. taxes on approximately $1 billion of the excess of the carrying amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of a deferred tax liability related to investments in these foreign subsidiaries is not practicable.

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2014	2013	2012
	(in millions of dollars)
Balance at Beginning of Year	$18.4	$17.5	$86.9
Tax Positions Taken During Prior Years
Additions	1.7	5.7	13.3
Subtractions	—	—	(0.6)
Settlements with Tax Authorities	(0.6)	(4.8)	(23.5)
Lapses of Statute of Limitations	—	—	(61.1)
Tax Positions Taken During Current Year	0.3	—	2.5
Balance at End of Year	19.8	18.4	17.5
Less Tax Attributable to Temporary Items Included Above	(10.4)	(10.2)	(15.0)
Total Unrecognized Tax Benefits that if Recognized Would Affect the Effective Tax Rate	$9.4	$8.2	$2.5

Included in the balances at December 31, 2014, 2013, and 2012 are $10.4 million, $10.2 million, and $15.0 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not affect our results of operations but would accelerate the payment of cash to the taxing authority.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized an increase (reduction) in interest expense related to unrecognized tax benefits of $0.2 million, $(1.1) million, and $(10.4) million during 2014, 2013, and 2012, respectively. The total amounts of accrued interest and penalties related to unrecognized tax benefits in our consolidated balance sheets as of December 31, 2014 and 2013 were $1.0 million and $0.8 million, respectively. It is reasonably possible that unrecognized tax benefits could decrease within the next 12 months by up to $19.3 million as a result of resolution of audit activity with the Internal Revenue Service (IRS).

We file federal and state income tax returns in the United States and in foreign jurisdictions. We are under continuous examination by the IRS with regard to our U.S. federal income tax returns. During 2013, our appeal of tax years 2005 and 2006 was effectively settled with the approval of the Congressional Joint Committee on Taxation. As a result of the settlement, we received a cash refund of taxes and interest of $17.5 million in 2014.

During 2012, the IRS audit of our 2009 and 2010 years commenced, and we also finalized all issues with the IRS related to our 2007 and 2008 years, resulting in a reduction of our federal income taxes of $11.0 million. In the first quarter of 2015, we reached a tentative settlement of our 2009 and 2010 tax years with the IRS and expect to finalize the settlement of these years in 2015. As part of the settlement with the IRS of the 2009 and 2010 tax years, we also resolved claims for refund we filed related to tax credits for years 2003 through 2012 and expect to record an immaterial increase in net income during 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Tax years subsequent to 2008 remain subject to examination by tax authorities in the U.S., and tax years subsequent to 2012 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

In January 2013, the American Taxpayer Relief Act retroactively reinstated the active financing income exemption to the beginning of 2012 which affects the amount of earnings from foreign subsidiaries that is taxed annually, regardless of whether foreign earnings are repatriated. Our 2012 income tax expense reflected the taxation of all active financing income from our foreign subsidiaries as required under the law in place prior to the reinstatement. In 2013, we reversed the amounts recorded in 2012 and recorded a reduction in income tax expense of $0.9 million to reflect the reinstatement of the exemption of active financing income. The active financing income exemption expired again for tax years beginning on or after January 1, 2015, the effect of which is expected to be immaterial in 2015.

As of December 31, 2014 and 2013, we had no net operating loss carryforward for U.S. income taxes. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2014 and 2013, we had no valuation allowance.

Total income taxes paid net of refunds during 2014, 2013, and 2012 were $155.7 million, $398.1 million, and $185.0 million, respectively.

Note 8 - Debt

Debt consists of the following:

			December 31
			2014	2013
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Senior Secured Notes issued 2007	Variable	2037	$398.4	$440.0
Senior Notes issued 1998	7.000%	2018	200.0	200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2005	6.850%	2015	—	296.8
Senior Notes issued 2009	7.125%	2016	350.0	350.0
Senior Notes issued 2010	5.625%	2020	399.7	399.7
Senior Notes issued 2012	5.750%	2042	248.7	248.6
Senior Notes issued 2014	4.000%	2024	349.5	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(0.2)	(5.7)
Total Long-term Debt			2,628.7	2,612.0

Short-term Debt
Senior Notes issued 2005	6.850%	2015	151.9	—
Total Short-term Debt			151.9	—

Total Debt			$2,780.6	$2,612.0

The prior year amount for securities lending has been reclassified from short-term debt to other liabilities in our consolidated balance sheets to conform to the current year presentation and is therefore no longer included in the chart above. Cash flows resulting from the change in the securities lending liability in prior years have also been reclassified from financing to investing in our statements of cash flows to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued

Collateralized debt is comprised of our senior secured notes and ranks highest in priority, followed by unsecured notes, which consist of senior notes and medium-term notes, followed by junior subordinated debt securities. The senior notes due 2018 and medium-term notes are non-callable and the junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $151.9 million in 2015, $350.0 million in 2016, $200.0 million in 2018, and $2,081.0 million in 2020 and thereafter.

Senior Secured Notes

In 2007, Northwind Holdings, LLC (Northwind Holdings), a wholly-owned subsidiary of Unum Group, issued $800.0 million of insured, senior secured notes (the Northwind notes) in a private offering. The Northwind notes bear interest at a floating rate equal to the three-month LIBOR plus 0.78%.

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

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2014, the amount in the DSCA was $5.4 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. Northwind Holdings made principal payments on the Northwind notes of $41.6 million in 2014 and $60.0 million in both 2013 and 2012.

In 2006, Tailwind Holdings, LLC (Tailwind Holdings) a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 in a private offering. During 2012, Tailwind Holdings made principal payments of $10.0 million on these notes. In 2013, we purchased and retired the outstanding principal of $62.5 million on these notes, resulting in a before-tax gain of $4.0 million.

Unsecured Notes

In May 2014, we purchased and retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million. In conjunction with this retirement, we reclassified $13.1 million of the deferred gain on previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. These notes were issued by UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, and the outstanding balance is fully and unconditionally guaranteed by Unum Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued

Fair Value Hedges

As of December 31, 2014 and 2013, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of three-month LIBOR. See Note 4 for further information on our interest rate swaps.

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities.

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2014, 2013, and 2012 was $145.9 million, $144.6 million, and $139.6 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2014, letters of credit totaling $2.1 million had been issued from the credit facility. No letters of credit had been issued from the credit facility at December 31, 2013. At December 31, 2014 and 2013, there were no borrowed amounts outstanding from the credit facility.

Note 9 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit (OPEB) Plans

We sponsor several defined benefit pension and OPEB plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were closed to new entrants on December 31, 2013, and the U.K. plan was closed to new entrants on December 31, 2002.

Amendments to U.S. Pension Plans

In 2014, we amended our U.S. qualified defined benefit pension plan to allow a limited-time offer of benefit payouts to eligible former employees with a vested right to a pension benefit.  The offer provided eligible former employees, regardless of age, with an option to elect to receive a lump-sum settlement of his or her entire accrued pension benefit in December 2014 or to elect receipt of monthly pension benefits commencing in January 2015.  For those who elected to receive lump-sum settlements, we made payments totaling $214.5 million from plan assets in December 2014. We recognized a before-tax settlement loss of $64.4 million in earnings during 2014, with a corresponding reduction in the unrecognized actuarial loss included in accumulated other comprehensive income that pertained to the settled benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

In 2013, we adopted plan amendments which froze participation and benefit accruals in our U.S. qualified and non-qualified defined benefit pension plans, effective December 31, 2013. Because the amendments eliminated all future service accruals subsequent to December 31, 2013 for active participants in these plans, we were required to remeasure the benefit obligations during 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 5.00 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets of 7.50 percent remained unchanged from December 31, 2012. The remeasurement resulted in a decrease in our net pension liability of $327.4 million at the remeasurement date, with a corresponding increase in other comprehensive income, less applicable income tax of $114.6 million. The decrease in the net pension liability resulted primarily from the curtailment of benefits under the plan amendments as well as the increase in the discount rate assumption used to remeasure the benefit obligations. As a result of the 2013 plan amendments, we recognized a before-tax curtailment loss of $0.7 million in earnings during 2013, with a corresponding reduction in the prior service cost included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered.

Amendments to U.K. Pension Plan

In 2013, we adopted amendments to our U.K. pension plan which froze participation in our plan and which reduced the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997. The amendment to reduce the maximum rate of inflation indexation was effective September 12, 2013, and the amendment to freeze participation became effective June 30, 2014. Although all future service accruals were eliminated for active participants, pension payments to participants currently employed are based on the higher of (i) pensionable earnings at a participant's retirement age or the date a participant's employment ceases, subject to the inflation indexation provisions in the plan, or (ii) pensionable earnings as of June 30, 2014, also subject to the inflation indexation provisions. Because the amendments eliminated all future service accruals subsequent to June 30, 2014 for active participants in the plan, we were required to remeasure the benefit obligation of the plan during 2013. The discount rate assumption increased from 4.50 percent at December 31, 2012 to 4.60 percent at the remeasurement date, reflecting the change in market interest rates during that period. The expected long-term rate of return on plan assets changed from 6.20 percent at December 31, 2012 to 6.35 percent at the remeasurement date. The remeasurement resulted in a $2.3 million, or £1.5 million, increase in our net pension asset at the remeasurement date. As a result of these plan amendments, we recognized a before-tax curtailment gain of $3.7 million, or £2.3 million, in earnings during 2013, with a corresponding decrease in the prior service credit included in accumulated other comprehensive income and associated with years of service no longer expected to be rendered. The majority of the prior service credit was related to the amendment to reduce the rate of inflation indexation.

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

Amortization Period of Actuarial Gain or Loss

Because all participants in the U.S. and U.K. pension plans are considered inactive as a result of the 2013 plan amendments, we are required to amortize the net actuarial loss for these plans over the average remaining life expectancy of the plan participants. As of December 31, 2014, the estimate of the average remaining life expectancy of plan participants was approximately 35 years for U.S. participants and 34 years for U.K. participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,718.7	$1,967.9	$208.7	$197.4	$165.3	$198.8
Service Cost	3.7	59.4	2.3	4.3	0.3	0.7
Interest Cost	89.9	86.3	9.1	8.6	7.9	8.0
Plan Participant Contributions	—	—	—	—	4.1	3.9
Actuarial (Gain) Loss	343.5	(225.9)	25.2	2.6	12.9	(30.2)
Benefits and Expenses Paid	(48.7)	(42.2)	(4.3)	(4.1)	(16.6)	(15.9)
Curtailment	—	(126.8)	—	(3.7)	—	—
Settlements	(214.5)	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	(14.1)	3.6	—	—
Benefit Obligation at End of Year	$1,892.6	$1,718.7	$226.9	$208.7	$173.9	$165.3

Accumulated Benefit Obligation at December 31	$1,892.6	$1,718.7	$215.3	$197.7	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,590.7	$1,353.6	$225.7	$205.6	$11.4	$11.5
Actual Return on Plan Assets	140.9	224.6	37.8	15.6	0.4	0.2
Employer Contributions	5.3	54.7	2.3	4.0	12.0	11.7
Plan Participant Contributions	—	—	—	—	4.1	3.9
Benefits and Expenses Paid	(48.7)	(42.2)	(4.3)	(4.1)	(16.6)	(15.9)
Settlements	(214.5)	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	(15.2)	4.6	—	—
Fair Value of Plan Assets at End of Year	$1,473.7	$1,590.7	$246.3	$225.7	$11.3	$11.4

Underfunded (Overfunded) Status	$418.9	$128.0	$(19.4)	$(17.0)	$162.6	$153.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2014 and 2013 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Current Liability	$5.4	$5.2	$—	$—	$13.7	$14.6
Noncurrent Liability	413.5	136.2	—	—	148.9	139.3
Noncurrent Asset	—	(13.4)	(19.4)	(17.0)	—	—
Underfunded (Overfunded) Status	$418.9	$128.0	$(19.4)	$(17.0)	$162.6	$153.9

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(593.0)	$(342.1)	$(35.4)	$(36.9)	$(2.6)	$10.3
Prior Service Credit	—	—	—	—	0.7	2.4
	(593.0)	(342.1)	(35.4)	(36.9)	(1.9)	12.7
Deferred Income Tax Asset	207.5	119.7	10.4	10.9	10.9	5.8
Total Included in Accumulated Other Comprehensive Income (Loss)	$(385.5)	$(222.4)	$(25.0)	$(26.0)	$9.0	$18.5

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2014 and 2013.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2014	2013	2014	2013	2014	2013
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(222.4)	$(549.9)	$(26.0)	$(27.0)	$18.5	$2.4
Net Actuarial Gain (Loss)
Amortization	5.2	31.7	0.4	1.2	—	—
Curtailment	—	126.8	—	—	—	—
Settlements	64.4	—	—	—	—	—
All Other Changes	(320.5)	344.8	1.1	(0.2)	(12.9)	29.6
Prior Service Credit (Cost)
Amortization	—	(0.1)	—	—	(1.7)	(4.9)
Curtailment	—	0.7	—	(3.7)	—	—
Plan Amendment	—	—	—	3.9	—	—
Change in Deferred Income Tax Asset	87.8	(176.4)	(0.5)	(0.2)	5.1	(8.6)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(385.5)	$(222.4)	$(25.0)	$(26.0)	$9.0	$18.5

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

During 2014, we modified our target allocation for invested asset classes for our U.S. qualified defined benefit pension plan to add opportunistic credit and real estate asset classes. The opportunistic credit asset class consists of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to later sell those investments for a gain. The real estate asset class consists primarily of commercial real estate investments. The international equity funds may allocate a certain percentage of assets to forward currency contracts. The fixed income securities include U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Alternative investments utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 35 percent to equity securities, 40 percent to fixed income securities, and 25 percent to opportunistic credit, alternative, and real estate investments.

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective fund; Individual holdings
Standard & Poor's 400 and 500 Midcap; Russell 2000 Value and Growth; Morgan Stanley Capital International (MSCI) All Country World Excluding U.S.; MSCI Europe Australasia Far East; and MSCI Emerging Markets

Fixed Income; Opportunistic Credits	Collective fund; Individual holdings	Custom Index
Alternative Investments (Hedge and Private Equity)	Fund of funds; Direct investments	Hedge Fund Research Institute Fund of Funds; Russell 2000
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index

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

Assets for the OPEB plan are invested in life insurance contracts issued by one of our insurance subsidiaries. The assets support life insurance benefits payable to certain former retirees covered under the OPEB plan. The terms of these contracts are consistent in all material respects with those the subsidiary offers to unaffiliated parties that are similarly situated. There are no categories of investments specifically prohibited by the OPEB plan.

We believe our investment portfolios are well diversified by asset class and sector, with no potential risk concentrations in any one category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$181.4	$—	$181.4
U.S. Mid Cap	—	88.3	—	88.3
U.S. Small Cap	118.7	—	—	118.7
International	71.0	63.5	—	134.5
Emerging Markets	—	40.0	—	40.0
Fixed Income Securities:
U.S. Government and Agencies	243.5	14.6	—	258.1
Corporate	1.6	321.2	—	322.8
State and Municipal Securities	—	2.9	—	2.9
Opportunistic Credits	62.8	85.0	—	147.8
Alternative Investments:
Private Equity Direct Investments	—	—	17.2	17.2
Private Equity Funds of Funds	—	—	34.9	34.9
Hedge Funds of Funds	—	—	70.0	70.0
Cash Equivalents	52.8	—	—	52.8
Total Invested Assets	$550.4	$796.9	$122.1	$1,469.4

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$343.9	$—	$343.9
U.S. Mid Cap	—	139.6	—	139.6
U.S. Small Cap	231.9	—	—	231.9
International	134.5	131.7	—	266.2
Emerging Markets	—	76.3	—	76.3
Fixed Income Securities:
U.S. Government and Agencies	105.7	7.4	—	113.1
Corporate	97.8	172.6	—	270.4
State and Municipal Securities	—	12.9	—	12.9
Alternative Investments:
Private Equity Direct Investments	—	—	7.2	7.2
Private Equity Funds of Funds	—	—	29.6	29.6
Hedge Funds of Funds	—	—	66.9	66.9
Cash Equivalents	28.4	—	—	28.4
Total Invested Assets	$598.3	$884.4	$103.7	$1,586.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Level 1 equity, fixed income, and opportunistic credit securities consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 equity and opportunistic credit securities consist of funds that are valued based on the net asset value (NAV) of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions. Level 2 fixed income securities are valued using observable inputs through market corroborated pricing.

Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge funds of funds, are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2014 or 2013. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment. We have assigned a Level 3 classification to the private equity direct investments and private equity funds of funds due to the redemption restrictions on the investments. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days. Because of these redemption restrictions, we have classified the hedge funds of funds as Level 3.

Changes in our U.S. pension plans' assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Direct Investments	$7.2	$1.7	$0.1	$9.0	$(0.8)	$—	$—	$17.2
Private Equity Funds of Funds	29.6	4.8	2.6	3.9	(6.0)	—	—	34.9
Hedge Funds of Funds	66.9	3.2	(0.1)	25.9	(25.9)	—	—	70.0
Total	$103.7	$9.7	$2.6	$38.8	$(32.7)	$—	$—	$122.1

	Year Ended December 31, 2013
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Direct Investments	$—	$0.3	$—	$8.4	$(1.5)	$—	$—	$7.2
Private Equity Funds of Funds	28.7	0.9	1.1	2.1	(3.2)	—	—	29.6
Hedge Funds of Funds	56.1	6.3	—	4.9	(0.4)	—	—	66.9
Total	$84.8	$7.5	$1.1	$15.4	$(5.1)	$—	$—	$103.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$167.6	$—	$167.6
Fixed Interest and Index-linked Securities	78.0	—	—	78.0
Cash Equivalents	0.7	—	—	0.7
Total Plan Assets	$78.7	$167.6	$—	$246.3

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$172.0	$—	$172.0
Fixed Interest and Index-linked Securities	52.6	0.4	—	53.0
Cash Equivalents	0.7	—	—	0.7
Total Plan Assets	$53.3	$172.4	$—	$225.7

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 assets consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.3	$11.3

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.4	$11.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.4	$0.4	$16.1	$(16.6)	$11.3

	Year Ended December 31, 2013
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.5	$0.2	$15.6	$(15.9)	$11.4

For the years end December 31, 2014 and 2013, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2014 or 2013.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2014	2013	2014	2013	2014	2013
Benefit Obligations
Discount Rate	4.40%	5.30%	3.60%	4.40%	4.30%	5.00%
Rate of Compensation Increase	N/A	4.00%	3.60%	3.90%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	5.30%	4.50% / 5.00%*	4.40%	4.50% / 4.60%**	5.00%	4.20%
Expected Return on Plan Assets	7.50%	7.50%	6.10%	6.20% / 6.35%**	5.75%	5.75%
Rate of Compensation Increase	N/A	4.00%	3.90%	3.75%	N/A	N/A

*In conjunction with the remeasurement due to the 2013 plan amendment, a discount rate of 4.50% was used for the period January 1, 2013 through the date of remeasurement, and a discount rate of 5.00% was used for the period subsequent to the date of remeasurement through December 31, 2013.

**In conjunction with the remeasurement due to the 2013 plan amendment, a discount rate of 4.50% and expected return on plan assets of 6.20% were used for the period January 1, 2013 through the date of remeasurement, and a discount rate of 4.60% and expected return on plan assets of 6.35% were used for the period subsequent to the date of remeasurement through December 31, 2013.

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield on a portfolio of high quality fixed income corporate debt instruments matched against the projected cash flows for future benefits.

Our long-term rate of return on plan assets assumption is an estimate, based on statistical analysis, of the average annual assumed return that will be produced from the plan assets until current benefits are paid. The market-related value equals the fair value of assets, determined as of the measurement date.  Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The methodology underlying the return assumption includes the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan's strategic asset allocation.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

Our mortality rate assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables. The Society of Actuaries released updated mortality tables during the fourth quarter of 2014 which show that longevity in the United States is increasing, thereby establishing a new benchmark for mortality rates of private pension plan participants in the United States. Our mortality assumptions for our U.S. plans reflect the updated mortality tables. These updated tables did not impact the calculation of the benefit obligation for our U.K. defined benefit pension plan.

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2014 and 2013 is 5.75 percent, which is based on full investment in fixed income securities with an average book yield of 5.46 percent and 5.58 percent in 2014 and 2013, respectively.

Our rate of compensation increase assumption is generally based on periodic studies of compensation trends.

At December 31, 2014 and 2013, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year is 7.50 percent for each year for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate is assumed to change gradually to 5.00 percent by 2020 for measurement at December 31, 2014 and remain at that level thereafter.

The medical and dental premiums used to determine the per retiree employer subsidy are capped. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions of dollars)
Service Cost	$3.7	$59.4	$48.8	$2.3	$4.3	$4.2	$0.3	$0.7	$1.6
Interest Cost	89.9	86.3	84.4	9.1	8.6	8.5	7.9	8.0	9.6
Expected Return on Plan Assets	(117.8)	(105.5)	(88.8)	(13.7)	(12.5)	(11.1)	(0.7)	(0.6)	(0.7)
Amortization of:
Net Actuarial Loss	5.2	31.7	45.9	0.4	1.2	0.5	—	—	—
Prior Service Credit	—	(0.1)	(0.4)	—	—	—	(1.7)	(4.9)	(2.6)
Curtailment	—	0.7	—	—	(3.7)	—	—	—	—
Settlement	64.4	—	—	—	—	—	—	—	—
Total Net Periodic Benefit Cost	$45.4	$72.5	$89.9	$(1.9)	$(2.1)	$2.1	$5.8	$3.2	$7.9

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2014 would have increased (decreased) the service cost and interest cost by $0.1 million and $(0.1) million, respectively, and the postretirement benefit obligation by $4.7 million and $(3.4) million, respectively.

The unrecognized net actuarial loss included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost for our pension plans during 2015 is $11.9 million before tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2015	$49.8	$5.5	$15.9	$1.9	$14.0
2016	54.1	6.0	15.6	2.1	13.5
2017	58.2	6.2	15.3	2.3	13.0
2018	62.6	6.4	14.9	2.4	12.5
2019	67.0	7.0	14.6	2.7	11.9
2020-2024	409.6	39.4	65.4	15.5	49.9

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2014 and made no voluntary contributions during 2014. We do not expect to make any contributions in 2015. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because we have met all minimum funding requirements required under ERISA.

We made required contributions to our U.K. plan of $2.3 million, or approximately £1.4 million, during 2014. Effective October 1, 2013, we increased contributions to our U.K. plan from 24.8 percent to 30.0 percent of pensionable earnings for plan participants. We do not expect to make any contributions in 2015, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. Effective January 1, 2014, we began matching dollar-for-dollar up to 5.0 percent of base salary and any recognized sales and performance-based incentive compensation for employee contributions into the plan. Also effective January 1, 2014, we began making an additional non-elective contribution of 4.5 percent of earnings for all eligible employees and a separate transition contribution for eligible employees who met certain age and years of service criteria as of December 31, 2013. Prior to January 1, 2014, we matched dollar-for-dollar up to 3.0 percent of base salary and $0.50 on the dollar for each of the next 2.0 percent of base salary for employee contributions into the plan. The 401(k) plan remains in compliance with ERISA guidelines and continues to qualify for a “safe harbor” from annual discrimination testing.

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. Effective July 1, 2014, we increased benefits under the defined contribution plan wherein we match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and match additional employee contributions pound-for-pound up to 5.0 percent of base salary. We previously matched pound-for-pound up to 5.0 percent of base salary for employee contributions into the defined contribution plan and made an additional non-elective contribution of 5.0 percent of base salary. Also effective July 1, 2014, we increased the non-elective contribution to 6.0 percent of base salary for all eligible employees, and a separate transition contribution is made for all eligible employees through March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

During the years ended December 31, 2014, 2013, and 2012, we recognized costs of $76.0 million, $18.8 million, and $18.9 million, respectively, for our U.S. defined contribution plan and $5.0 million, $2.9 million, and $2.9 million, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars, except share data)
Numerator
Net Income	$413.4	$858.1	$894.4

Denominator (000s)
Weighted Average Common Shares - Basic	255,525.9	264,725.8	281,355.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	1,126.9	1,223.4	400.9
Weighted Average Common Shares - Assuming Dilution	256,652.8	265,949.2	281,756.8

Net Income Per Common Share
Basic	$1.62	$3.24	$3.18
Assuming Dilution	$1.61	$3.23	$3.17

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29; the nonvested restricted stock units have grant prices ranging from $19.38 to $35.47; and the nonvested performance share units have grant prices ranging from $23.97 to $33.86. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated 0.1 million, 0.1 million, and 2.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	December 2013	July 2012	February 2011
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$1,000.0
Remaining Repurchase Amount at Year End 2014	$429.5	$—	$—

The December 2013 share repurchase program has an expiration date of June 12, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Shares Repurchased	8.7	11.2	23.6
Cost of Shares Repurchased (1)	$300.6	$318.6	$500.6

(1) Includes commissions of $0.1 million, $0.2 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In December 2014, we retired 60.0 million shares of our treasury stock with an average total cost of $1,451.7 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the stock incentive plan of 2012 (the 2012 Plan), up to 20 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2014, approximately 17.05 million shares were available for future grants under the 2012 Plan.

Under the stock incentive plan of 2007 (the 2007 Plan), which was terminated in May 2012 for purposes of any further grants, up to 35 million shares of common stock were available for awards to our employees, officers, consultants, and directors. Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 2.7 shares. Awards granted before the termination of the 2007 Plan remain outstanding in accordance with the plan's terms. Stock options generally have a term of eight years after the date of grant and fully vest after three years.

We issue new shares of common stock for all of our stock plan vestings and exercises.

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2013	116	$25.26
Granted	166	34.72
Forfeited	(1)	34.84
Outstanding at December 31, 2014	281	30.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

During 2014 and 2013, we issued PSUs with a weighted average grant date fair value per share of $34.72 and $25.26, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a particular peer group during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

At December 31, 2014, we had approximately $5.2 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.7 years. The expense and unrecognized compensation cost assume the performance goals are attained at 100 percent. Actual performance, including modification for relative total shareholder return, may result in 0 to 180 percent of the PSUs ultimately being earned. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. The assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2014	2013
Expected Volatility (based on historical daily stock prices)	31%	35%
Expected Life (equals the performance period)	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.65%	0.38%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2013	1,322	$24.35
Granted	568	33.77
Vested	(782)	25.24
Forfeited	(27)	29.07
Outstanding at December 31, 2014	1,081	28.41

During 2014, 2013, and 2012, we issued RSUs with a weighted average grant date fair value per share of $33.77, $24.68, and $22.96, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2014, 2013, and 2012 was $19.8 million, $18.3 million, and $19.5 million, respectively. At December 31, 2014, we had $10.9 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Cash-Settled Awards

Activity for cash-settled awards classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2013	165	$24.09
Granted	46	33.85
Vested	(88)	24.47
Outstanding at December 31, 2014	123	27.31

Cash-settled awards vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on cash-settled awards are accrued in the form of additional units.  Compensation cost for cash-settled awards subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.
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

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars, except per unit data)
Weighted Average Grant Date Fair Value per Unit Granted	$33.85	$24.22	$23.23
Total Fair Value of Units Vested	$2.1	$2.4	$1.5
Total Fair Value of Units Paid	$2.9	$2.5	$1.5

There is no unrecognized compensation cost related to the cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2013	1,395	$21.17
Exercised	(396)	23.55
Outstanding at December 31, 2014	999	20.23	3.8	$14.6

Exercisable at December 31, 2014	874	$19.73	3.5	$13.2

All outstanding stock options at December 31, 2014 are expected to vest. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

The intrinsic value of options exercised and fair value of options vested are as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Total Intrinsic Value of Options Exercised	$4.0	$4.4	$0.6
Total Fair Value of Options Vested	$2.4	$2.4	$2.3

At December 31, 2014, we had $0.2 million of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.3 years.

The fair value of stock options is estimated on the date of initial grant using the Black-Scholes valuation model. The grant date fair value and the assumptions used to value stock options granted during the years shown are as follows. There were no stock options granted in 2014.

	Year Ended December 31
	2013	2012
Weighted Average Grant Date Fair Value per Option	$9.77	$9.78
Expected Volatility (based on historical daily stock prices)	52%	52%
Expected Life (based on historical average years to exercise)	6.0 years	6.0 years
Expected Dividend Yield (based on the dividend rate at the date of grant)	2.14%	1.80%
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	1.12%	1.13%

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Performance Share Units	$2.5	$1.1	$—
Restricted Stock Units and Cash-Settled Awards	19.0	21.0	20.9
Stock Options	0.6	1.0	2.7
Other	0.5	0.5	0.6
Total Compensation Expense, Before Income Tax	$22.6	$23.6	$24.2

Total Compensation Expense, Net of Income Tax	$14.9	$15.6	$15.6

Cash received under all share-based payment arrangements for the years ended December 31, 2014, 2013, and 2012 was $12.3 million, $11.4 million, and $4.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance

Fourteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2014, and are all companies rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Direct Premium Income	$7,899.3	$7,777.3	$7,736.0
Reinsurance Assumed	189.8	203.2	210.9
Reinsurance Ceded	(291.9)	(355.8)	(230.8)
Net Premium Income	$7,797.2	$7,624.7	$7,716.1

Ceded Benefits and Change in Reserves for Future Benefits	$662.7	$728.7	$591.7

Note 13 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are the Closed Block and the Corporate segments.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability and voluntary benefits products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business, which include individual disability and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products marketed to employees at the workplace through an independent contractor agency sales force and brokers.

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

The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses, as well as the settlement loss from our 2014 pension plan amendment, from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

We believe that excluding the 2014 costs related to the early retirement of debt is appropriate because in conjunction with the debt redemption, we recognized in realized investment gains and losses a deferred gain from previously terminated derivatives which were associated with the hedge of the debt. The amount recognized as a realized investment gain, which basically offsets the cost of the debt redemption, is also excluded from our non-GAAP financial measures since we analyze our performance excluding amounts reported as realized investment gains or losses. We believe it provides investors with a more realistic view of our overall profitability if we are consistent in excluding both the cost of the debt retirement as well as the gain on the hedge of the debt.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Operating Revenue	$10,493.6	$10,347.0	$10,459.2
Net Realized Investment Gain	16.1	6.8	56.2
Total Revenue	$10,509.7	$10,353.8	$10,515.4

Operating Income	$1,292.5	$1,241.8	$1,239.7
Net Realized Investment Gain	16.1	6.8	56.2
Non-operating Retirement-related Loss	(70.0)	(32.9)	(46.4)
Costs Related to Early Retirement of Debt for Corporate	(13.2)	—	—
Long-term Care Reserve Increase for Closed Block	(698.2)	—	—
Unclaimed Death Benefits Reserve Increase for Unum US	—	(75.4)	—
Unclaimed Death Benefits Reserve Increase for Colonial Life	—	(20.1)	—
Group Life Waiver of Premium Benefit Reserve Reduction for Unum US	—	85.0	—
Income Before Income Tax	$527.2	$1,205.2	$1,249.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Premium income by major line of business within each of our segments is presented as follows:

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Unum US
Group Disability
Group Long-term Disability	$1,553.5	$1,553.9	$1,578.8
Group Short-term Disability	558.1	519.6	476.7
Group Life and Accidental Death & Dismemberment
Group Life	1,262.3	1,213.9	1,182.1
Accidental Death & Dismemberment	125.9	121.6	115.3
Supplemental and Voluntary
Individual Disability	466.1	465.3	477.6
Voluntary Benefits	693.8	642.8	626.0
	4,659.7	4,517.1	4,456.5
Unum UK
Group Long-term Disability	418.9	389.9	409.7
Group Life	133.2	106.4	221.3
Supplemental	55.1	60.3	63.6
	607.2	556.6	694.6
Colonial Life
Accident, Sickness, and Disability	759.8	738.7	724.5
Life	231.8	221.1	209.7
Cancer and Critical Illness	282.1	272.4	260.3
	1,273.7	1,232.2	1,194.5
Closed Block
Individual Disability	624.8	687.5	736.4
Long-term Care	630.9	630.6	631.9
All Other	0.9	0.7	2.2
	1,256.6	1,318.8	1,370.5
Total	$7,797.2	$7,624.7	$7,716.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Selected operating statement data by segment is presented as follows:

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2014

Premium Income	$4,659.7	$607.2	$1,273.7	$1,256.6	$—	$7,797.2
Net Investment Income	890.3	151.0	146.7	1,284.1	5.3	2,477.4
Other Income	122.1	—	0.1	91.8	5.0	219.0
Operating Revenue	$5,672.1	$758.2	$1,420.5	$2,632.5	$10.3	$10,493.6

Operating Income (Loss)	$856.3	$147.8	$300.2	$122.6	$(134.4)	$1,292.5
Interest and Debt Expense Excluding Costs Related to Early Retirement of Debt	$—	$—	$—	$7.3	$147.0	$154.3
Depreciation and Amortization	$314.2	$19.2	$194.1	$5.9	$1.0	$534.4

Year Ended December 31, 2013

Premium Income	$4,517.1	$556.6	$1,232.2	$1,318.8	$—	$7,624.7
Net Investment Income	929.6	148.5	145.4	1,272.3	(3.7)	2,492.1
Other Income	128.3	0.1	0.2	93.9	7.7	230.2
Operating Revenue	$5,575.0	$705.2	$1,377.8	$2,685.0	$4.0	$10,347.0

Operating Income (Loss)	$859.0	$132.0	$284.9	$109.4	$(143.5)	$1,241.8
Interest and Debt Expense	$0.1	$—	$—	$8.4	$140.9	$149.4
Depreciation and Amortization	$292.5	$22.5	$188.7	$5.2	$0.9	$509.8

Year Ended December 31, 2012

Premium Income	$4,456.5	$694.6	$1,194.5	$1,370.5	$—	$7,716.1
Net Investment Income	952.3	170.8	138.6	1,230.5	23.0	2,515.2
Other Income	124.6	0.1	0.3	100.1	2.8	227.9
Operating Revenue	$5,533.4	$865.5	$1,333.4	$2,701.1	$25.8	$10,459.2

Operating Income (Loss)	$847.1	$131.3	$274.3	$95.5	$(108.5)	$1,239.7
Interest and Debt Expense	$1.1	$—	$—	$10.4	$133.9	$145.4
Depreciation and Amortization	$255.6	$27.2	$181.0	$3.9	$0.8	$468.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

The following table provides the changes in deferred acquisition costs by segment:

			Colonial
	Unum US	Unum UK	Life	Total
	(in millions of dollars)
Year Ended December 31, 2014
Beginning of Year	$1,051.5	$34.3	$743.4	$1,829.2
Capitalization	292.7	10.5	220.8	524.0
Amortization	(248.1)	(12.5)	(180.2)	(440.8)
Adjustment Related to Unrealized Investment Gains	0.4	—	(9.6)	(9.2)
Foreign Currency	—	(1.9)	—	(1.9)
End of Year	$1,096.5	$30.4	$774.4	$1,901.3

Year Ended December 31, 2013
Beginning of Year	$1,024.3	$38.8	$692.4	$1,755.5
Capitalization	252.0	9.8	205.0	466.8
Amortization	(230.0)	(14.7)	(174.2)	(418.9)
Adjustment Related to Unrealized Investment Losses	5.2	—	20.2	25.4
Foreign Currency	—	0.4	—	0.4
End of Year	$1,051.5	$34.3	$743.4	$1,829.2

Year Ended December 31, 2012
Beginning of Year	$971.8	$40.9	$664.4	$1,677.1
Capitalization	249.2	11.8	206.3	467.3
Amortization	(196.5)	(15.7)	(166.5)	(378.7)
Adjustment Related to Unrealized Investment Gains	(0.2)	—	(11.8)	(12.0)
Foreign Currency	—	1.8	—	1.8
End of Year	$1,024.3	$38.8	$692.4	$1,755.5

Assets by segment are as follows:

	December 31
	2014	2013
	(in millions of dollars)
Unum US	$18,676.5	$18,384.3
Unum UK	3,702.5	3,654.1
Colonial Life	3,692.2	3,482.9
Closed Block	33,960.2	31,564.2
Corporate	2,465.7	2,318.1
Total Assets	$62,497.1	$59,403.6

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2014 and 2013, goodwill was $198.7 million and $200.9 million, with $187.6 million and $189.0 million, respectively, attributable to Unum US and the remainder attributable to Unum UK.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2014, the aggregate net minimum lease payments were $227.1 million payable as follows: $40.2 million in 2015, $39.6 million in 2016, $36.0 million in 2017, $18.8 million in 2018, $16.9 million in 2019, and $75.6 million thereafter. Rental expense for the years ended December 31, 2014, 2013, and 2012 was $44.2 million, $44.1 million, and $41.6 million, respectively.

At December 31, 2014, we had unfunded commitments of $238.4 million for certain of our investments. The commitments are not legally binding and may or may not be funded during the term of the investments.

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
Miscellaneous Matters
In October 2010, Denise Merrimon, Bobby S. Mowery, and all others similarly situated vs. Unum Life Insurance Company of America, was filed in the United States District Court for the District of Maine. This class action alleged that we breached fiduciary duties owed to certain beneficiaries under certain group life insurance policies when we paid life insurance proceeds by establishing interest-bearing retained asset accounts rather than by mailing checks. In September 2013, the District Court awarded damages to the plaintiffs based on a benchmark it created by averaging the interest rates paid on money market mutual funds and money market checking accounts. Both parties appealed to the United States Court of Appeals for the First Circuit, which overturned the District Court’s decision in July 2014, finding our payment of benefits by retained asset accounts was in full compliance with the policy terms and therefore ERISA.  The United States Supreme Court denied the plaintiffs' petition for a writ of certiorari in January 2015. Thus the opinion of the Court of Appeals stands, and this case is effectively concluded.

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

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. The appeal is now fully briefed, with oral argument set for April 2015.

In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California and filed a motion to dismiss. Rather than oppose the motion, the plaintiff filed an amended complaint, and we filed another motion to dismiss. In August 2014, the District Court dismissed the fraud claim as well as plaintiff’s requests for injunctive and declaratory relief, but granted plaintiff leave to file an amended complaint. In August 2014, the plaintiff filed a second amended purported class action complaint entitled Michael Don, Executor of The Estate of Ruben Don v. Unum Group, and Unum Life Insurance Company of America in the United States District Court for the Central District of California. The complaint alleges breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In October 2014, we answered the second amended complaint. In December 2014, the court ordered plaintiff to show cause why he was an adequate representative with claims typical of the putative class.  Briefing on those issues is complete, and we are awaiting the court’s ruling.

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

Certain of our traditional U.S. life insurance subsidiaries cede blocks of business to Northwind Re, Tailwind Reinsurance Company, and Fairwind Insurance Company (Fairwind), all of which are affiliated captive reinsurance subsidiaries (captive reinsurers) domiciled in the United States, with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our life insurance subsidiaries. Our captive reinsurers have no material state prescribed accounting practices, except for Fairwind, which was re-domesticated from Bermuda to the state of Vermont during 2013. Vermont reporting requirements for pure captive insurance companies follow GAAP, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $200 million and $176 million as of December 31, 2014 and 2013, respectively.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below. Results for 2012 include those for Fairwind as filed with insurance regulators in Bermuda.

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$623.1	$584.5	$624.5
Captive Reinsurers	$(123.0)	$13.3	$40.8

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$618.1	$617.5	$649.8
Captive Reinsurers	$(123.8)	$13.6	$37.4

	December 31
	2014	2013
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,462.8	$3,450.5
Captive Reinsurers	$1,668.3	$1,679.4

As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the statutory net income and statutory capital and surplus of our United Kingdom insurance subsidiary, Unum Limited, were £54.6 million and £425.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2014 is in excess of those RBC levels.

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

Based on the restrictions under current law, $604.9 million is available, without prior approval by regulatory authorities, during 2015 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. Approximately £166.6 million is available for the payment of dividends from Unum Limited during 2015, subject to regulatory approval.

Deposits

At December 31, 2014 and 2013, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $279.1 million and $280.5 million, respectively, held for the protection of policyholders.

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	2014
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,967.9	$1,947.2	$1,943.6	$1,938.5
Net Investment Income	629.4	606.4	629.1	612.5
Net Realized Investment Gain (Loss)	(17.3)	1.2	25.9	6.3
Total Revenue	2,635.7	2,609.4	2,653.5	2,611.1
Income (Loss) Before Income Tax	(457.9)	312.1	346.5	326.5
Net Income (Loss)	(279.1)	221.1	242.5	228.9
Net Income (Loss) Per Common Share
Basic	(1.11)	0.87	0.94	0.88
Assuming Dilution	(1.11)	0.87	0.94	0.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited) - Continued

	2013
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,890.7	$1,897.3	$1,905.8	$1,930.9
Net Investment Income	629.4	615.5	626.1	621.1
Net Realized Investment Gain (Loss)	9.3	(26.1)	13.3	10.3
Total Revenue	2,586.2	2,540.9	2,601.9	2,624.8
Income Before Income Tax	305.8	284.1	311.5	303.8
Net Income	221.2	205.7	218.6	212.6
Net Income Per Common Share
Basic	0.85	0.78	0.82	0.79
Assuming Dilution	0.84	0.78	0.82	0.79
Items affecting the comparability of our financial results are as follows:

•	Fourth quarter of 2014 reserve increase of $698.2 million before tax and $453.8 million after tax related to long-term care.

•	Fourth quarter of 2014 settlement loss of $64.4 million before tax and $41.9 million after tax related to a pension plan amendment.

•	Fourth quarter of 2013 reserve increase of $95.5 million before tax and $62.1 million after tax related to unclaimed death benefits.

•	Fourth quarter of 2013 reserve reduction of $85.0 million before tax and $55.2 million after tax related to group life waiver of premium benefits.

See Notes 6, 9, and 14 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2014, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 25, 2015

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Nominees for Election as Directors with Terms Expiring in 2016" and "Additional Directors," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Corporate Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Corporate Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, risk and finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the Securities and Exchange Commission (SEC). These documents are available free of charge on our website and in print at the request of any shareholder from the Office of the Corporate Secretary, Unum Group, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of conduct and our code of ethics, as required by the rules and regulations of the SEC and the listing standards of the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption, “Ownership of Company Securities," sub-captions "Security Ownership of Directors and Officers" and "Security Ownership of Certain Shareholders," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2014 about the common stock that may be issued under all of our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	2,506,760 (3)	$20.23	18,031,864 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	81,110 (4)	N/A	26,463 (7)
Total	2,587,870		18,058,327

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

(3)
Includes 999,088 shares issuable upon the exercise of outstanding options, 1,192,241 restricted stock units, 281,298 performance share units, and 34,133 deferred share rights issuable pursuant to outstanding awards (including dividend equivalents accrued thereon), under our Stock Incentive Plan of 2007 and our Stock Incentive Plan of 2012.

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

(6)
Includes 75,000 shares authorized for issuance under the Unum Ireland Limited Savings-Related Share Option Scheme 2008, even though none have been reserved given that the plan is not expected to be utilized. Also includes approximately 85,971 shares available for future issuance as dividend equivalents in respect of outstanding awards under the Stock Incentive Plan of 2007, which was otherwise replaced by the Stock Incentive Plan of 2012 effective May 24, 2012 for purposes of granting new awards. As of December 31, 2014, our Stock Incentive Plan of 2012 had 17.0 million shares remaining available for future issuance. Each full-value award is counted as 1.76 shares. We currently grant a majority of awards as restricted stock units, which are full-value awards.

(7)	Represents approximate number of shares available for future issuance as dividend equivalents in respect of outstanding awards under the Non-Employee Director Compensation Plan of 2004.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Corporate Governance," sub-captions "Director Independence" and "Related Party Transactions and Policy," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2014 and 2013 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Thomas R. Watjen
Thomas R. Watjen
President and Chief Executive Officer
Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas R. Watjen	President and Chief Executive Officer	February 25, 2015
Thomas R. Watjen	and a Director (principal executive officer)

/s/ Richard P. McKenney	Executive Vice President and Chief Financial Officer	February 25, 2015
Richard P. McKenney	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 25, 2015
Vicki W. Corbett

Name	Title	Date

*	Director	February 25, 2015
Theodore H. Bunting, Jr.

*	Director	February 25, 2015
E. Michael Caulfield

*	Director	February 25, 2015
Cynthia L. Egan

*	Director	February 25, 2015
Pamela H. Godwin

*	Director	February 25, 2015
Ronald E. Goldsberry

*	Director	February 25, 2015
Kevin T. Kabat

*	Director	February 25, 2015
Timothy F. Keaney

*	Director	February 25, 2015
Thomas Kinser

*	Director	February 25, 2015
Gloria C. Larson

*	Director	February 25, 2015
A. S. MacMillan, Jr.

*	Director	February 25, 2015
Edward J. Muhl

*	Director	February 25, 2015
William J. Ryan

* By: /s/ Susan N. Roth	For all of the Directors	February 25, 2015
Susan N. Roth
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$983.5	$1,238.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	2,121.5	2,121.5
Foreign Governments	1,101.1	1,307.4	1,307.4
Public Utilities	7,046.1	8,550.6	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	2,431.8	2,431.8
All Other Corporate Bonds	25,658.8	29,365.2	29,365.2
Redeemable Preferred Stocks	44.0	49.9	49.9
Total Fixed Maturity Securities	38,803.4	$45,064.9	45,064.9

Mortgage Loans	1,856.6		1,856.6
Policy Loans	3,306.6		3,306.6
Other Long-term Investments
Derivatives	—		28.0	(2)
Equity Securities	7.9		12.5
Miscellaneous Long-term Investments	542.6		551.4	(3)
Short-term Investments	974.3		974.3

Total Investments	$45,491.4		$51,794.3

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2014	2013
	(in millions of dollars)

Assets
Fixed Maturity Securities - at fair value (amortized cost: $161.4; $143.9)	$162.2	$145.3
Other Long-term Investments	51.9	57.2
Short-term Investments	326.2	164.0
Investment in Subsidiaries	10,362.7	10,082.8
Deferred Income Tax	160.1	68.1
Other Assets	568.3	558.8
Total Assets	$11,631.4	$11,076.2

Liabilities and Stockholders' Equity

Liabilities
Long-term Debt	$2,230.3	$1,875.2
Pension and Postretirement Benefits	581.5	295.3
Other Liabilities	267.2	246.6
Total Liabilities	3,079.0	2,417.1

Stockholders' Equity
Common Stock	30.2	36.1
Additional Paid-in Capital	2,221.2	2,634.1
Accumulated Other Comprehensive Income	166.4	255.0
Retained Earnings	7,332.8	8,083.2
Treasury Stock	(1,198.2)	(2,349.3)
Total Stockholders' Equity	8,552.4	8,659.1

Total Liabilities and Stockholders' Equity	$11,631.4	$11,076.2

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)

Cash Dividends from Subsidiaries	$645.2	$636.6	$670.8
Other Income	116.3	56.9	55.0
Total Revenue	761.5	693.5	725.8

Interest and Debt Expense	132.4	120.9	114.2
Other Expenses	66.0	48.9	65.5
Total Expenses	198.4	169.8	179.7

Income of Parent Company Before Income Tax	563.1	523.7	546.1
Income Tax Benefit	(24.5)	(14.7)	(25.7)

Income of Parent Company	587.6	538.4	571.8
Equity in Undistributed Earnings (Loss) of Subsidiaries	(174.2)	319.7	322.6

Net Income	413.4	858.1	894.4

Other Comprehensive Income (Loss), Net of Tax	(88.6)	(373.0)	166.2

Comprehensive Income	$324.8	$485.1	$1,060.6

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(in millions of dollars)

Cash Provided by Operating Activities	$683.0	$612.5	$677.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	25.0	—	—
Proceeds from Maturities of Fixed Maturity Securities	76.1	38.5	47.7
Proceeds from Sales and Maturities of Other Investments	31.9	9.4	1.0
Purchase of Fixed Maturity Securities	(118.9)	(139.8)	(99.1)
Purchase of Other Investments	(19.0)	(1.0)	(13.7)
Net Sales (Purchases) of Short-term Investments	(162.1)	269.5	40.4
Cash Distributions to Subsidiaries	(316.1)	(225.1)	(175.2)
Acquisition of Property and Equipment	(102.5)	(78.8)	(80.4)
Other, Net	(0.2)	(6.2)	4.2
Cash Used by Investing Activities	(585.8)	(133.5)	(275.1)

Cash Flows from Financing Activities
Issuance of Long-term Debt	347.2	—	246.4
Issuance of Common Stock	12.3	11.4	4.9
Repurchase of Common Stock	(306.0)	(317.2)	(496.7)
Dividends Paid to Stockholders	(159.4)	(146.5)	(133.8)
Other, Net	1.9	(0.3)	1.6
Cash Used by Financing Activities	(104.0)	(452.6)	(377.6)

Increase (Decrease) in Cash	$(6.8)	$26.4	$24.6

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2014	2013
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Senior Notes issued 1998	7.000%	2018	$200.0	$200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2009	7.125%	2016	350.0	350.0
Senior Notes issued 2010	5.625%	2020	399.7	399.7
Senior Notes issued 2012	5.750%	2042	248.7	248.6
Senior Notes issued 2014	4.000%	2024	349.5	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(0.2)	(5.7)
Total Long-term Debt			$2,230.3	$1,875.2

The prior year amount for securities lending has been reclassified from short-term debt to other liabilities in our condensed balance sheets to conform to the current year presentation and is therefore no longer included in the chart above. Cash flows resulting from the change in the securities lending liability in prior years have also been reclassified from financing to investing in our statements of cash flows to conform to the current year presentation.

The senior notes due 2018 and the medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $350.0 million in 2016, $200.0 million in 2018, and $1,682.6 million in 2020 and thereafter.

Fair Value Hedges

As of December 31, 2014 and 2013, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of the three-month London Interbank Offered Rate (LIBOR).

Junior Subordinated Debt Securities

In 1998, Provident Financing Trust I (the trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities in a public offering. These capital securities are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. Unum Group issued 7.405% junior subordinated deferrable interest debentures to the trust in connection with the capital securities offering. The debentures mature in 2038. The sole assets of the trust are the junior subordinated debt securities.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Interest Paid

Interest paid on long-term debt and related securities during 2014, 2013, and 2012 was $123.6 million, $116.5 million, and $109.0 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2014, letters of credit totaling $2.1 million had been issued from the credit facility. No letters of credit had been issued from the credit facility at December 31, 2013. At December 31, 2014 and 2013, there were no borrowed amounts outstanding from the credit facility.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures due 2015. As of December 31, 2014, $151.9 million of these debentures, which we fully and unconditionally guarantee, were outstanding.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2014

Unum US	$1,096.5	$11,828.0	$46.6	$953.7
Unum UK	30.4	2,596.7	130.6	127.6
Colonial Life	774.4	1,919.7	30.8	191.4
Closed Block	—	29,585.0	188.6	256.6
Total	$1,901.3	$45,929.4	$396.6	$1,529.3

December 31, 2013

Unum US	$1,051.5	$11,788.4	$47.6	$889.1
Unum UK	34.3	2,594.3	139.3	160.0
Colonial Life	743.4	1,815.6	30.0	193.7
Closed Block	—	26,900.8	196.9	268.2
Total	$1,829.2	$43,099.1	$413.8	$1,511.0

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2014

Unum US	$4,659.7	$890.3	$3,288.1	$248.1	$1,279.6	$3,144.1
Unum UK	607.2	151.0	431.0	12.5	166.9	479.9
Colonial Life	1,273.7	146.7	660.6	180.2	279.5	1,042.7
Closed Block	1,256.6	1,284.1	2,931.1	—	277.0	1,248.6
Corporate	—	5.3	—	—	227.9	—
Total	$7,797.2	$2,477.4	$7,310.8	$440.8	$2,230.9

December 31, 2013

Unum US	$4,517.1	$929.6	$3,222.4	$230.0	$1,254.0	$3,068.0
Unum UK	556.6	148.5	413.3	14.7	145.2	448.1
Colonial Life	1,232.2	145.4	667.0	174.2	271.8	1,011.8
Closed Block	1,318.8	1,272.3	2,293.0	—	282.6	1,307.0
Corporate	—	(3.7)	—	—	180.4	—
Total	$7,624.7	$2,492.1	$6,595.7	$418.9	$2,134.0

December 31, 2012

Unum US	$4,456.5	$952.3	$3,238.6	$196.5	$1,251.2	$3,045.0
Unum UK	694.6	170.8	541.4	15.7	177.1	466.3
Colonial Life	1,194.5	138.6	627.3	166.5	265.3	986.3
Closed Block	1,370.5	1,230.5	2,314.9	—	290.7	1,358.6
Corporate	—	23.0	—	—	180.7	—
Total	$7,716.1	$2,515.2	$6,722.2	$378.7	$2,165.0

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)
Included in 2014 is a reserve charge of $698.2 million in the Closed Block segment related to our long-term care business. Included in 2013 are unclaimed death benefits reserve increases of $75.4 million in the Unum US segment and $20.1 million in the Colonial Life segment and a group life waiver of premium benefit reserve reduction of $85.0 million in the Unum US segment.

(3)
Includes commissions; interest and debt expense; deferral of acquisition costs; compensation expense; non-operating retirement related loss, which in 2014 included a settlement loss of $64.4 million in the Corporate segment related to a pension plan amendment; and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics.

(4)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2014

Life Insurance in Force	$790,952.1	$24,416.7	$999.7	$767,535.1	0.1%

Premium Income:
Life Insurance	$2,056.4	$194.8	$9.6	$1,871.2	0.5%
Accident, Health, and Other Insurance	5,842.9	97.1	180.2	5,926.0	3.0%
Total	$7,899.3	$291.9	$189.8	$7,797.2	2.4%

Year Ended December 31, 2013

Life Insurance in Force	$781,495.9	$25,904.7	$1,026.2	$756,617.4	0.1%

Premium Income:
Life Insurance	$2,018.7	$253.6	$10.0	$1,775.1	0.6%
Accident, Health, and Other Insurance	5,758.6	102.2	193.2	5,849.6	3.3%
Total	$7,777.3	$355.8	$203.2	$7,624.7	2.7%

Year Ended December 31, 2012

Life Insurance in Force	$832,587.5	$28,658.7	$1,073.8	$805,002.6	0.1%

Premium Income:
Life Insurance	$1,979.1	$141.4	$10.3	$1,848.0	0.6%
Accident, Health, and Other Insurance	5,756.9	89.4	200.6	5,868.1	3.4%
Total	$7,736.0	$230.8	$210.9	$7,716.1	2.7%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2014

Real Estate reserve (deducted from other long-term investments)	$1.8	$0.4	$—	$1.9	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.6	$1.4	$0.3	$0.9	$6.4

Year Ended December 31, 2013

Real Estate reserve (deducted from other long-term investments)	$0.3	$1.5	$—	$—	$1.8

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$0.7	$—	$1.3	$5.6

Year Ended December 31, 2012

Real Estate reserve (deducted from other long-term investments)	$0.3	$—	$—	$—	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.7	$0.9	$—	$0.4	$6.2

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses and amounts deemed uncollectible.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2013).

(3.2)	Amended and Restated Bylaws of Unum Group, effective December 12, 2014 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on December 12, 2014).

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

(4.7)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.8)	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on March 14, 2014).
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

(10.2)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.3)	Form of Change in Control Severance Agreement, effective April 25, 2011. *

(10.4)	Form of Change in Control Severance Agreement, effective January 1, 2015. *

(10.5)
Unum Life Insurance Company of America 1996 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of Unum Corporation's Form 10-K for the fiscal year ended December 31, 1995, File No. 1-9254). *

(10.6)
Unum Corporation Incentive Compensation Plan for Designated Executive Officers (incorporated by reference to Exhibit 10.2 of Unum Corporation's Form 10-K for fiscal year ended December 31, 1996, File No. 1-9254). *

(10.7)	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.4 of Unum Corporation's Registration Statement on Form S-1 dated June 18, 1986). *

(10.8)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.9)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.10)
Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.11)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.12)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.13)
Unum Group Senior Executive Retirement Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.14)
First Amendment to the Unum Group Senior Executive Retirement Plan, effective as of December 31, 2013(incorporated by reference to Exhibit 10.12 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.15)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.16)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.17)
Second Amended and Restated Employment Agreement between Unum Group and Thomas R. Watjen dated as of December 27, 2013 (incorporated by reference to Exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.18)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.19)
Form of Restricted Stock Unit Agreement with Employee, as amended, effective February 22, 2011, for awards under the Unum Group Stock Incentive Plan of 2007 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 4, 2011). *

(10.20)
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

(10.22)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.23)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.24)
Form of Restricted Stock Unit Agreement with Director for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 1, 2012). *

(10.25)	Form of Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 2, 2013). *

(10.26)
Form of Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 8, 2014). *

(10.27)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 2, 2013). *

(10.28)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 8, 2014). *

(10.29)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.30)	Form of Performance Share Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 2, 2013). *

(10.31)
Form of Performance Share Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 8, 2014). *

(10.32)	Annual Incentive Plan of Unum Group (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 24, 2013). *

(10.33)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.34)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(10.35)	First Amendment to Credit Agreement, dated as of January 15, 2015, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

(10.36)	Consulting Agreement between Unum Group and Kevin P. McCarthy dated as of March 31, 2014 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 8, 2014). *

(10.37)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.38)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.39)	Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated effective as of May 21, 2015 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on February 3, 2015). *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 10 of the "Notes to Consolidated Financial Statements").

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 25, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of

Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.
___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.