Form 10-Q
period 2015-03-31
Unum Group
filed 2015-04-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
249,510,721 shares of the registrant's common stock were outstanding as of April 28, 2015.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,025.9; $38,803.4)	$45,852.7	$45,064.9
Mortgage Loans	1,896.5	1,856.6
Policy Loans	3,283.2	3,306.6
Other Long-term Investments	603.1	545.0
Short-term Investments	706.7	974.3
Total Investments	52,342.2	51,747.4

Other Assets
Cash and Bank Deposits	84.1	102.5
Accounts and Premiums Receivable	1,657.1	1,634.7
Reinsurance Recoverable	4,882.5	4,906.4
Accrued Investment Income	752.1	696.1
Deferred Acquisition Costs	1,904.6	1,901.3
Goodwill	198.2	198.7
Property and Equipment	537.5	531.7
Income Tax Receivable	—	69.5
Other Assets	656.2	661.9

Total Assets	$63,014.5	$62,450.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,533.1	$1,529.3
Reserves for Future Policy and Contract Benefits	46,199.5	45,929.4
Unearned Premiums	439.6	396.6
Other Policyholders’ Funds	1,677.9	1,657.8
Income Tax Payable	39.1	—
Deferred Income Tax	173.3	62.0
Short-term Debt	151.9	151.9
Long-term Debt	2,603.3	2,628.7
Other Liabilities	1,508.9	1,572.6

Total Liabilities	54,326.6	53,928.3

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 302,215,794 and 301,834,556 shares	30.2	30.2
Additional Paid-in Capital	2,230.7	2,221.2
Accumulated Other Comprehensive Income	260.4	166.4
Retained Earnings	7,472.9	7,302.3
Treasury Stock - at cost: 52,734,150 and 49,524,849 shares	(1,306.3)	(1,198.2)

Total Stockholders' Equity	8,687.9	8,521.9

Total Liabilities and Stockholders' Equity	$63,014.5	$62,450.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2015	2014
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$2,006.3	$1,938.5
Net Investment Income	602.0	615.8
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(4.5)	—
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(10.8)	6.3
Net Realized Investment Gain (Loss)	(15.3)	6.3
Other Income	54.4	53.8
Total Revenue	2,647.4	2,614.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,653.9	1,631.3
Commissions	256.9	236.0
Interest and Debt Expense	37.8	37.9
Deferral of Acquisition Costs	(145.0)	(129.0)
Amortization of Deferred Acquisition Costs	134.3	118.6
Compensation Expense	213.1	201.0
Other Expenses	193.4	188.8
Total Benefits and Expenses	2,344.4	2,284.6

Income Before Income Tax	303.0	329.8

Income Tax
Current	40.6	37.8
Deferred	49.5	66.2
Total Income Tax	90.1	104.0

Net Income	$212.9	$225.8

Net Income Per Common Share
Basic	$0.85	$0.87
Assuming Dilution	$0.84	$0.86

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Net Income	$212.9	$225.8

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $182.8; $371.1)	350.2	710.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $120.3; $272.0)	(226.2)	(520.4)
Change in Net Gain on Cash Flow Hedges (net of tax expense of $9.0; $1.0)	20.9	1.7
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.1; $0.0)	(54.0)	7.6
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.5; $0.3)	3.1	0.5
Total Other Comprehensive Income	94.0	199.4

Comprehensive Income	$306.9	$425.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year and End of Period	$30.2	$36.1

Additional Paid-in Capital
Balance at Beginning of Year	2,221.2	2,634.1
Common Stock Activity	9.5	6.7
Balance at End of Period	2,230.7	2,640.8

Accumulated Other Comprehensive Income
Balance at Beginning of Year	166.4	255.0
Other Comprehensive Income	94.0	199.4
Balance at End of Period	260.4	454.4

Retained Earnings
Balance at Beginning of Year	7,302.3	8,064.0
Net Income	212.9	225.8
Dividends to Stockholders (per common share: $0.165; $0.145)	(42.3)	(38.3)
Balance at End of Period	7,472.9	8,251.5

Treasury Stock
Balance at Beginning of Year	(1,198.2)	(2,349.3)
Purchases of Treasury Stock	(108.1)	(100.1)
Balance at End of Period	(1,306.3)	(2,449.4)

Total Stockholders' Equity at End of Period	$8,687.9	$8,933.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$212.9	$225.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	49.2	14.0
Change in Deferred Acquisition Costs	(10.7)	(10.4)
Change in Insurance Reserves and Liabilities	98.4	120.6
Change in Income Taxes	161.4	142.9
Change in Other Accrued Liabilities	(69.0)	(62.6)
Non-cash Components of Net Investment Income	(90.5)	(100.0)
Net Realized Investment (Gain) Loss	15.3	(6.3)
Depreciation	23.5	20.8
Other, Net	9.6	1.9
Net Cash Provided by Operating Activities	400.1	346.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	108.5	193.4
Proceeds from Maturities of Fixed Maturity Securities	468.0	510.0
Proceeds from Sales and Maturities of Other Investments	42.5	57.4
Purchase of Fixed Maturity Securities	(959.5)	(904.4)
Purchase of Other Investments	(127.6)	(95.6)
Net Sales (Purchases) of Short-term Investments	259.8	(275.0)
Net Increase (Decrease) in Payables for Collateral on Investments	6.1	(13.2)
Net Purchases of Property and Equipment	(31.4)	(28.1)
Net Cash Used by Investing Activities	(233.6)	(555.5)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	347.2
Long-term Debt Repayments	(29.1)	(15.0)
Issuance of Common Stock	0.8	1.6
Repurchase of Common Stock	(108.1)	(100.5)
Dividends Paid to Stockholders	(42.3)	(38.3)
Other, Net	(6.2)	(4.1)
Net Cash Provided (Used) by Financing Activities	(184.9)	190.9

Net Decrease in Cash and Bank Deposits	(18.4)	(17.9)

Cash and Bank Deposits at Beginning of Year	102.5	94.1

Cash and Bank Deposits at End of Period	$84.1	$76.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2015
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2015:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements
ASC 860 "Transfers and Servicing"
This update changed the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The update also required disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions.
		January 1, 2015, except for certain disclosures, which were effective April 1, 2015.	The adoption of this update had no effect on our financial position or results of operations, but will expand our disclosures effective with the second quarter of 2015.

ASC 323 "Investments - Equity Method and Joint Ventures"
This update permitted entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects were also required. We elected to adopt this guidance and applied the amendments in the update retrospectively.
		January 1, 2015	The cumulative effect at January 1, 2014, was a $19.2 million reduction in stockholders' equity. The following table summarizes the effects of our retrospective adoption on periods reported herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 2 - Accounting Developments - Continued

	Historical
	Accounting	As	Effect of
	Method	Adjusted	Change
	(in millions of dollars, except share data)
At or for the Three Months Ended March 31, 2014
Consolidated Balance Sheets
Other Long-term Investments	$565.0	$530.8	$(34.2)
Deferred Income Tax	312.6	300.7	(11.9)
Retained Earnings	8,273.8	8,251.5	(22.3)

Consolidated Statements of Income
Net Investment Income	$612.5	$615.8	$3.3
Income Tax - Current	29.7	37.8	8.1
Income Tax - Deferred	67.9	66.2	(1.7)
Net Income	228.9	225.8	(3.1)

Net Income Per Common Share
Basic	$0.88	$0.87	$(0.01)
Assuming Dilution	$0.88	$0.86	$(0.02)

Consolidated Statements of Comprehensive Income
Net Income	$228.9	$225.8	$(3.1)

Consolidated Statements of Cash Flows
Net Income	$228.9	$225.8	$(3.1)
Change in Income Taxes	136.5	142.9	6.4
Non-cash Components of Net Investment Income	(96.7)	(100.0)	(3.3)

December 31, 2014
Consolidated Balance Sheets
Other Long-term Investments	$591.9	$545.0	$(46.9)
Deferred Income Tax	78.4	62.0	(16.4)
Retained Earnings	7,332.8	7,302.3	(30.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 2 - Accounting Developments - Continued

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 606 "Revenue from Contracts with Customers"
This update supersedes virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of this update are insurance contracts, although our fee-based service products are included within the scope. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance is to be applied retrospectively.
		January 1, 2017	The adoption of this update will not have a material effect on our financial position or results of operations.

ASC 835 "Interest-Imputation of Interest"
This update simplifies the presentation of deferred debt issuance costs by requiring these costs to be presented in the balance sheet as a reduction of the carrying amount of the debt liability to which the deferred costs relate, rather than classifying the deferred costs as an asset. This classification is consistent with the treatment of debt discounts. The guidance is to be applied retrospectively.
		January 1, 2016	The adoption of this update will result in reclassification adjustments to our consolidated balance sheets but will not have an effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
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

	March 31, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$45,852.7	$45,852.7	$45,064.9	$45,064.9
Mortgage Loans	1,896.5	2,080.4	1,856.6	2,024.2
Policy Loans	3,283.2	3,388.6	3,306.6	3,407.6
Other Long-term Investments
Derivatives	53.2	53.2	28.0	28.0
Equity Securities	11.9	11.9	12.5	12.5
Miscellaneous Long-term Investments	472.2	472.2	438.7	438.7

Liabilities
Policyholders' Funds
Deferred Annuity Products	$618.2	$618.2	$621.4	$621.4
Supplementary Contracts without Life Contingencies	615.3	615.3	600.4	600.4
Short-term Debt	151.9	157.0	151.9	158.9
Long-term Debt	2,603.3	2,906.8	2,628.7	2,912.6
Other Liabilities
Derivatives	71.8	71.8	92.9	92.9
Embedded Derivative in Modified Coinsurance Arrangement	53.8	53.8	49.9	49.9
Federal Home Loan Bank (FHLB) Funding Agreements	26.0	26.0	—	—
Unfunded Commitments to Investment Partnerships	8.8	8.8	12.8	12.8

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,042.7 million and $3,068.4 million as of March 31, 2015 and December 31, 2014, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of March 31, 2015, we estimate that the underlying assets of the funds will be liquidated over the next one to twelve years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Short-term Debt: Fair values for short-term debt valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument are assigned a Level 1 within the fair value hierarchy. Fair values for short-term debt determined based on prices from independent pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques are assigned a Level 2. As of March 31, 2015 and December 31, 2014, this financial instrument is assigned a Level 1 and Level 2, respectively.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $2,568.4 million and $849.7 million as of March 31, 2015 and December 31, 2014, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $338.4 million and $2,062.9 million as of March 31, 2015 and December 31, 2014, respectively, and are assigned a Level 2.

FHLB Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in fixed maturity securities. Carrying amounts approximate fair value and are assigned a Level 2 within the fair value hierarchy.

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

Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. An active market for a financial instrument is a market in which transactions for an asset or a similar asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and should be used to measure fair value whenever available. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation techniques that require more judgment. Pricing observability is generally impacted by a number of factors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, and overall market conditions.

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2015, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2014.

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
March 31, 2015
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

At March 31, 2015, approximately 17.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

The remaining 82.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

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

•
Approximately 2.4 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 12.1 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$673.8	$739.6	$—	$1,413.4
States, Municipalities, and Political Subdivisions	—	2,017.9	144.2	2,162.1
Foreign Governments	—	1,174.8	69.1	1,243.9
Public Utilities	690.9	7,425.4	549.8	8,666.1
Mortgage/Asset-Backed Securities	—	2,415.3	—	2,415.3
All Other Corporate Bonds	6,501.2	21,765.1	1,635.8	29,902.1
Redeemable Preferred Stocks	—	24.9	24.9	49.8
Total Fixed Maturity Securities	7,865.9	35,563.0	2,423.8	45,852.7

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	5.6	—	5.6
Foreign Exchange Contracts	—	47.6	—	47.6
Total Derivatives	—	53.2	—	53.2
Equity Securities	—	10.5	1.4	11.9

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$16.4	$—	$16.4
Foreign Exchange Contracts	—	54.1	—	54.1
Credit Default Swaps	—	1.3	—	1.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	53.8	53.8
Total Derivatives	—	71.8	53.8	125.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

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
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

In the following charts, amounts for the first quarter of 2014 have been reclassified, where applicable, between public utilities and all other corporate bonds to conform to our current year and year end 2014 categorization of certain securities.

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$219.6	$—	$163.2	$121.5
Public Utilities	606.7	48.9	287.7	54.4
All Other Corporate Bonds	4,463.8	1,189.4	2,555.9	791.2
Total Fixed Maturity Securities	$5,290.1	$1,238.3	$3,006.8	$967.1

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
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$4.1	$—	$—	$—	$—	$144.2
Foreign Governments	69.3	—	(0.2)	—	—	—	—	69.1
Public Utilities	315.0	—	3.1	—	(0.1)	300.8	(69.0)	549.8
All Other Corporate Bonds	1,425.3	(0.3)	12.5	—	(15.9)	498.5	(284.3)	1,635.8
Redeemable Preferred Stocks	24.9	—	—	—	—	—	—	24.9
Total Fixed Maturity Securities	1,974.6	(0.3)	19.5	—	(16.0)	799.3	(353.3)	2,423.8

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(3.9)	—	—	—	—	—	(53.8)

	Three Months Ended March 31, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$6.5	$—	$—	$—	$(25.5)	$156.1
Foreign Governments	78.5	—	1.9	—	—	—	—	80.4
Public Utilities	139.3	—	3.7	—	—	77.8	(30.2)	190.6
Mortgage/Asset-Backed Securities	0.5	—	—	—	(0.1)	—	—	0.4
All Other Corporate Bonds	1,923.3	—	26.1	79.6	(29.6)	409.6	(816.0)	1,593.0
Redeemable Preferred Stocks	23.8	—	0.6	—	—	—	—	24.4
Total Fixed Maturity Securities	2,340.5	—	38.8	79.6	(29.7)	487.4	(871.7)	2,044.9

Equity Securities	4.6	2.1	(0.1)	—	(3.5)	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	8.5	—	—	—	—	—	(44.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $(3.9) million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2015
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$106.1	- Change in Benchmark Reference	(a)	0.25% - 1.00% / 0.70%
All Other Corporate Bonds - Private	408.9	- Change in Benchmark Reference - Comparability Adjustment - Discount for Size - Volatility of Credit - Market Convention	(a) (b) (c) (e) (f)	0.50% - 2.00% / 0.59% 2.17% - 2.17% / 2.17% 0.50% - 0.50% / 0.50% 0.20% - 5.69% / 0.86% Priced at Par
All Other Corporate Bonds - Public	166.7	- Comparability Adjustment - Lack of Marketability - Volatility of Credit	(b) (d) (e)	0.10% - 0.50% / 0.41% 0.20% - 0.50% / 0.38% (0.30%) - (0.30%) / (0.30%)
Equity Securities - Private	1.1	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(53.8)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments

Fixed Maturity Securities

At March 31, 2015 and December 31, 2014, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,140.5	$273.1	$0.2	$1,413.4
States, Municipalities, and Political Subdivisions	1,760.3	402.0	0.2	2,162.1
Foreign Governments	1,033.9	210.0	—	1,243.9
Public Utilities	7,044.5	1,622.1	0.5	8,666.1
Mortgage/Asset-Backed Securities	2,174.6	240.8	0.1	2,415.3
All Other Corporate Bonds	25,828.1	4,162.9	88.9	29,902.1
Redeemable Preferred Stocks	44.0	5.8	—	49.8
Total Fixed Maturity Securities	$39,025.9	$6,916.7	$89.9	$45,852.7

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$983.5	$255.5	$0.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	377.6	1.1	2,121.5
Foreign Governments	1,101.1	206.3	—	1,307.4
Public Utilities	7,046.1	1,505.4	0.9	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	207.0	0.1	2,431.8
All Other Corporate Bonds	25,658.8	3,828.6	122.2	29,365.2
Redeemable Preferred Stocks	44.0	5.9	—	49.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$124.8	$45,064.9

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2015
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$20.7	$0.2	$—	$—
States, Municipalities, and Political Subdivisions	1.6	—	1.8	0.2
Public Utilities	24.8	0.3	6.8	0.2
Mortgage/Asset-Backed Securities	19.0	—	1.9	0.1
All Other Corporate Bonds	1,108.5	67.9	332.9	21.0
Total Fixed Maturity Securities	$1,174.6	$68.4	$343.4	$21.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

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

	March 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,283.3	$30.1	$1,313.4	$—	$—
Over 1 year through 5 years	6,784.1	741.4	7,391.3	14.8	119.4
Over 5 years through 10 years	10,002.5	1,124.5	10,112.2	46.8	968.0
Over 10 years	18,781.4	4,779.9	23,123.4	28.2	409.7
	36,851.3	6,675.9	41,940.3	89.8	1,497.1
Mortgage/Asset-Backed Securities	2,174.6	240.8	2,394.4	0.1	20.9
Total Fixed Maturity Securities	$39,025.9	$6,916.7	$44,334.7	$89.9	$1,518.0

	December 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,372.0	$34.3	$1,406.3	$—	$—
Over 1 year through 5 years	6,871.2	719.3	7,434.0	9.4	147.1
Over 5 years through 10 years	9,532.9	1,003.3	8,792.3	80.9	1,663.0
Over 10 years	18,802.4	4,422.4	22,490.6	34.4	699.8
	36,578.5	6,179.3	40,123.2	124.7	2,509.9
Mortgage/Asset-Backed Securities	2,224.9	207.0	2,401.9	0.1	29.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$42,525.1	$124.8	$2,539.8

At March 31, 2015, the fair value of investment-grade fixed maturity securities was $42,085.7 million, with a gross unrealized gain of $6,709.7 million and a gross unrealized loss of $17.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 19.5 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2015, the fair value of below-investment-grade fixed maturity securities was $3,767.0 million, with a gross unrealized gain of $207.0 million and a gross unrealized loss of $72.4 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 80.5 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2015, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2015, we held 42 individual investment-grade fixed maturity securities and 52 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 9 investment-grade fixed maturity securities and 13 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of March 31, 2015 or December 31, 2014 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2015, we had non-binding commitments of $59.0 million to fund private placement fixed maturity securities.
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

As of March 31, 2015, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $452.4 million, comprised of $230.0 million of tax credit partnerships and $222.4 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Income Tax Credits	$10.5	$10.4
Amortization, net of tax	(5.8)	(5.8)
Income Tax Benefit	$4.7	$4.6

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $8.8 million at March 31, 2015. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $159.0 million to fund certain private equity partnerships at March 31, 2015, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $146.7 million and $1.6 million, respectively, as of March 31, 2015.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At March 31, 2015, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the three months ended March 31, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	March 31, 2015		December 31, 2014
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$118.0	6.2%	$110.1	5.9%
Industrial	523.7	27.6	542.9	29.2
Office	819.3	43.2	794.0	42.8
Retail	435.5	23.0	409.6	22.1
Total	$1,896.5	100.0%	$1,856.6	100.0%

Region
New England	$104.4	5.5%	$105.6	5.7%
Mid-Atlantic	177.9	9.4	179.4	9.7
East North Central	209.0	11.0	210.6	11.4
West North Central	164.3	8.7	166.2	8.9
South Atlantic	446.8	23.5	453.6	24.4
East South Central	80.8	4.3	75.3	4.1
West South Central	213.7	11.3	215.6	11.6
Mountain	165.2	8.7	116.0	6.2
Pacific	334.4	17.6	334.3	18.0
Total	$1,896.5	100.0%	$1,856.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2015	December 31 2014
	(in millions of dollars)
Internal Rating
Aa	$1.7	$7.7
A	615.1	666.0
Baa	1,253.6	1,156.7
Ba	13.0	13.1
B	13.1	13.1
Total	$1,896.5	$1,856.6

Loan-to-Value Ratio
<= 65%	$916.7	$898.7
> 65% <= 75%	839.1	818.0
> 75% <= 85%	86.6	102.3
> 85%	54.1	37.6
Total	$1,896.5	$1,856.6

There were no troubled debt restructurings during the three months ended March 31, 2015. During the three months ended March 31, 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million and recognized a $3.0 million realized loss on the troubled debt restructuring.

At March 31, 2015 and December 31, 2014, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5
Provision	—	3.0
Balance at End of Period	$1.5	$4.5

As of March 31, 2015 and December 31, 2014 we held one impaired mortgage loan with an unpaid principal balance of $14.6 million, a related allowance for credit losses of $1.5 million, and a carrying value of $13.1 million.

Our average investment in impaired mortgage loans was $13.1 million and $19.1 million for the three months ended March 31, 2015 and 2014, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we had non-binding commitments of $55.8 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
March 31, 2015
Note 4 - Investments - Continued

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

As of March 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.1 million, for which we received collateral in the form of cash and securities of $25.3 million and $161.5 million, respectively. As of December 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.5 million, for which we received collateral in the form of cash and securities of $58.4 million and $128.5 million, respectively. We had no outstanding repurchase agreements at March 31, 2015 or December 31, 2014.

During 2014, certain of our domestic insurance subsidiaries were approved for membership of regional FHLBs and made initial common stock membership purchases in the first quarter of 2015. As a member, we obtain access to low-cost funding and also receive dividends based on our stock ownership. Membership requires that we purchase an initial minimum amount of FHLB common stock, and additional purchases are required based upon the amount of funds borrowed from FHLBs. As of March 31, 2015 we owned $18.2 million of FHLB common stock and had obtained $26.0 million in advances from a regional FHLB for the purpose of purchasing fixed maturity securities. As of March 31, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to certain regional FHLBs was $49.8 million and $113.3 million, respectively.

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
March 31, 2015
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

	March 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$53.2	$—	$53.2	$(21.2)	$(28.7)	$3.3
Securities Lending	181.1	—	181.1	(155.8)	(25.3)	—
Total	$234.3	$—	$234.3	$(177.0)	$(54.0)	$3.3

Financial Liabilities:
Derivatives	$71.8	$—	$71.8	$(49.3)	$—	$22.5
Securities Lending	25.3	—	25.3	(25.3)	—	—
Total	$97.1	$—	$97.1	$(74.6)	$—	$22.5

	December 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$28.0	$—	$28.0	$(7.2)	$(15.4)	$5.4
Securities Lending	176.5	—	176.5	(118.1)	(58.4)	—
Total	$204.5	$—	$204.5	$(125.3)	$(73.8)	$5.4

Financial Liabilities:
Derivatives	$92.9	$—	$92.9	$(67.0)	$—	$25.9
Securities Lending	58.4	—	58.4	(58.4)	—	—
Total	$151.3	$—	$151.3	$(125.4)	$—	$25.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Fixed Maturity Securities	$566.2	$581.1
Derivatives	10.9	9.9
Mortgage Loans	28.3	28.4
Policy Loans	4.0	3.9
Other Long-term Investments	3.9	3.8
Short-term Investments	0.9	0.5
Gross Investment Income	614.2	627.6
Less Investment Expenses	8.5	8.0
Less Investment Income on Participation Fund Account Assets	3.7	3.8
Net Investment Income	$602.0	$615.8

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.5	$0.9
Gross Losses on Sales	(5.7)	(5.4)
Other-Than-Temporary Impairment Loss	(4.5)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.1	7.4
Gross Losses on Sales	—	(0.6)
Impairment Loss	(2.7)	(3.0)
Embedded Derivative in Modified Coinsurance Arrangement	(3.9)	8.5
All Other Derivatives	(1.1)	(0.4)
Foreign Currency Transactions	(1.0)	(1.1)
Net Realized Investment Gain (Loss)	$(15.3)	$6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
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
Unum Group and Subsidiaries
March 31, 2015
Note 5 - Derivative Financial Instruments - Continued

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $3.3 million at March 31, 2015. We held $28.7 million and $15.4 million cash collateral from our counterparties at March 31, 2015 and December 31, 2014, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $49.0 million and $67.0 million at March 31, 2015 and December 31, 2014, respectively. We had no cash posted as collateral to our counterparties at March 31, 2015 and December 31, 2014. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $71.8 million and $92.9 million at March 31, 2015 and December 31, 2014, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$1,477.4
Additions	—	—	—	—	10.0	10.0
Terminations	—	7.9	—	—	10.0	17.9
Balance at March 31, 2014	$150.0	$622.5	$600.0	$97.0	$—	$1,469.5

Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	—	—	—
Terminations	—	8.9	—	—	—	8.9
Balance at March 31, 2015	$150.0	$831.5	$600.0	$97.0	$—	$1,678.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of March 31, 2015 and December 31, 2014, we had $609.1 million and $618.0 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

For the three months ended March 31, 2015 and 2014, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2015, we expect to amortize approximately $50.9 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries is scheduled to mature during the fourth quarter of 2015, at which time we will reclassify the remaining deferred cash flow hedge gain of approximately $27.1 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2015, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2015 and December 31, 2014, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.5 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively, with an offsetting gain on the related interest rate swaps.

As of March 31, 2015 and December 31, 2014, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a loss of $3.7 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively, with an offsetting gain on the related interest rate swaps.

For the three months ended March 31, 2015, and 2014, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2015 and December 31, 2014, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. During 2014, we novated $97.0 million notional amount of our foreign currency interest rate swaps to a new counterparty. In conjunction with the novation, we de-designated these derivatives as hedges and entered into $125.4 million notional amount of offsetting foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 5 - Derivative Financial Instruments - Continued

As of March 31, 2015 and December 31, 2014, we held $97.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.6	Other Liabilities	$16.4
Foreign Exchange Contracts	Other L-T Investments	47.6	Other Liabilities	22.1
Total		$53.2		$38.5

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.3
Foreign Exchange Contracts			Other Liabilities	32.0
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	53.8
Total				$87.1

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.7	Other Liabilities	$20.8
Foreign Exchange Contracts	Other L-T Investments	22.3	Other Liabilities	39.6
Total		$28.0		$60.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.2
Foreign Exchange Contracts			Other Liabilities	31.3
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	49.9
Total				$82.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$42.3	$12.9

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$12.5	$11.7
Foreign Exchange Contracts	(0.5)	(1.1)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	2.5
Foreign Exchange Contracts	(1.2)	(2.1)
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.4)
Total	$10.3	$10.6
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$(0.4)
Foreign Exchange Contracts	(0.8)	—
Embedded Derivative in Modified Coinsurance Arrangement	(3.9)	8.5
Total	$(5.0)	$8.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	118.0	27.6	(54.0)	1.1	92.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.0	(6.7)	—	2.0	1.3
Net Other Comprehensive Income (Loss)	124.0	20.9	(54.0)	3.1	94.0
Balance at March 31, 2015	$414.3	$411.9	$(167.4)	$(398.4)	$260.4

Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	187.2	8.5	7.6	(0.2)	203.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	2.4	(6.8)	—	0.7	(3.7)
Net Other Comprehensive Income	189.6	1.7	7.6	0.5	199.4
Balance at March 31, 2014	$325.3	$398.0	$(39.5)	$(229.4)	$454.4

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2015	2014	Change
	(in millions of dollars)
Fixed Maturity Securities	$6,826.8	$6,261.5	$565.3
Other Investments	(18.4)	13.9	(32.3)
Deferred Acquisition Costs	(56.6)	(50.8)	(5.8)
Reserves for Future Policy and Contract Benefits	(6,513.9)	(6,150.3)	(363.6)
Reinsurance Recoverable	387.9	365.0	22.9
Income Tax	(211.5)	(149.0)	(62.5)
Total	$414.3	$290.3	$124.0

	March 31	December 31
	2014	2013	Change
	(in millions of dollars)
Fixed Maturity Securities	$5,150.8	$4,054.8	$1,096.0
Other Investments	40.6	55.5	(14.9)
Deferred Acquisition Costs	(48.9)	(41.6)	(7.3)
Reserves for Future Policy and Contract Benefits	(4,939.7)	(4,108.5)	(831.2)
Reinsurance Recoverable	309.9	263.8	46.1
Income Tax	(187.4)	(88.3)	(99.1)
Total	$325.3	$135.7	$189.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Loss on Sales of Securities and Other Invested Assets	$(4.8)	$(3.7)
Other-Than-Temporary Impairment Loss	(4.5)	—
	(9.3)	(3.7)
Income Tax Benefit	(3.3)	(1.3)
Total	$(6.0)	$(2.4)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$12.5	$11.7
Loss on Foreign Exchange Contracts	(0.5)	(1.1)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	2.5
Loss on Foreign Exchange Contracts	(1.2)	(2.1)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.4)
	10.3	10.6
Income Tax Expense	3.6	3.8
Total	$6.7	$6.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(3.0)	$(1.4)
Amortization of Prior Service Credit	—	0.4
	(3.0)	(1.0)
Income Tax Benefit	(1.0)	(0.3)
Total	$(2.0)	$(0.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$405.3	$383.5
Group Short-term Disability	147.7	137.3
Group Life and Accidental Death & Dismemberment
Group Life	335.0	309.9
Accidental Death & Dismemberment	32.6	30.6
Supplemental and Voluntary
Individual Disability	117.9	115.9
Voluntary Benefits	191.7	175.3
	1,230.2	1,152.5
Unum UK
Group Long-term Disability	96.5	103.0
Group Life	30.5	34.8
Supplemental	12.0	13.9
	139.0	151.7
Colonial Life
Accident, Sickness, and Disability	196.5	189.1
Life	62.3	57.4
Cancer and Critical Illness	73.4	69.9
	332.2	316.4
Closed Block
Individual Disability	146.5	161.1
Long-term Care	158.2	156.5
All Other	0.2	0.3
	304.9	317.9
Total Premium Income	$2,006.3	$1,938.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2015

Premium Income	$1,230.2	$139.0	$332.2	$304.9	$—	$2,006.3
Net Investment Income	215.0	23.5	37.0	320.4	6.1	602.0
Other Income	30.9	—	—	23.2	0.3	54.4
Operating Revenue	$1,476.1	$162.5	$369.2	$648.5	$6.4	$2,662.7

Operating Income (Loss)	$214.3	$32.6	$77.6	$26.7	$(29.9)	$321.3

Three Months Ended March 31, 2014

Premium Income	$1,152.5	$151.7	$316.4	$317.9	$—	$1,938.5
Net Investment Income	223.1	33.6	36.6	315.5	7.0	615.8
Other Income	30.9	(0.1)	(0.1)	21.6	1.5	53.8
Operating Revenue	$1,406.5	$185.2	$352.9	$655.0	$8.5	$2,608.1

Operating Income (Loss)	$207.5	$36.5	$79.1	$28.3	$(26.5)	$324.9

	March 31	December 31
	2015	2014
	(in millions of dollars)
Assets
Unum US	$18,865.0	$18,676.5
Unum UK	3,613.4	3,702.5
Colonial Life	3,774.7	3,692.2
Closed Block	34,462.1	33,960.2
Corporate	2,299.3	2,418.8
Total Assets	$63,014.5	$62,450.2

We measure and analyze our segment performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue" and "operating income" or "operating loss" differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business.

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
Unum Group and Subsidiaries
March 31, 2015
Note 7 - Segment Information - Continued

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

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars)
Operating Revenue	$2,662.7	$2,608.1
Net Realized Investment Gain (Loss)	(15.3)	6.3
Total Revenue	$2,647.4	$2,614.4

Operating Income	$321.3	$324.9
Net Realized Investment Gain (Loss)	(15.3)	6.3
Non-operating Retirement-related Loss	(3.0)	(1.4)
Income Before Income Tax	$303.0	$329.8

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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Service Cost	$1.0	$0.9	$—	$1.1	$—	$0.1
Interest Cost	20.5	22.5	2.0	2.3	1.8	2.0
Expected Return on Plan Assets	(27.2)	(29.5)	(3.1)	(3.4)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	2.9	1.3	0.1	0.1	—	—
Prior Service Credit	—	—	—	—	—	(0.4)
Total	$(2.8)	$(4.8)	$(1.0)	$0.1	$1.6	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2015	2014
	(in millions of dollars, except share data)
Numerator
Net Income	$212.9	$225.8

Denominator (000s)
Weighted Average Common Shares - Basic	251,467.4	259,408.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	767.5	1,301.4
Weighted Average Common Shares - Assuming Dilution	252,234.9	260,709.9

Net Income Per Common Share
Basic	$0.85	$0.87
Assuming Dilution	$0.84	$0.86

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $19.38 to $35.47, and the nonvested performance share units have grant prices ranging from $23.97 to $34.08.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three month periods ended March 31, 2015 and 2014, approximately 0.9 million and a de minimis amount of potential common shares, respectively, were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase program, which has an expiration date of June 12, 2015.

Authorized During
December 2013
(in millions of dollars)
Authorized Repurchase Amount	$750.0
Remaining Repurchase Amount at March 31, 2015	$321.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended March 31
	2015	2014
	(in millions)
Shares Repurchased	3.2	2.9
Cost of Shares Repurchased (1)	$108.1	$100.1

(1) Includes commissions of $0.1 million and a de minimis amount for the three month periods ended March 31, 2015 and 2014, respectively.

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
Miscellaneous Matters
Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 10 - Commitments and Contingent Liabilities - Continued

were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We are cooperating fully with this examination, as well as with a Delaware Market Conduct examination and a Voluntary Disclosure Agreement process with the state of Minnesota. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.
In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. Oral argument occurred in April 2015, and we are awaiting the court's decision.
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California and filed a motion to dismiss. Rather than oppose the motion, the plaintiff filed an amended complaint, and we filed another motion to dismiss. In August 2014, the District Court dismissed the fraud claim as well as plaintiff’s requests for injunctive and declaratory relief, but granted plaintiff leave to file an amended complaint. The amended complaint alleged breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In October 2014, we answered the second amended complaint. In December 2014, the court ordered plaintiff to show cause why he was an adequate representative with claims typical of the putative class. We are awaiting the court's ruling on this issue. In March 2015, the court permitted the plaintiff to file a third amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America. The complaint alleges breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 and seeks declaratory and injunctive relief on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In April 2015, we answered the third amended complaint.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2015
Note 11 - Other

Debt

At March 31, 2015, short-term debt consisted entirely of our 6.85% notes due in the fourth quarter of 2015. We had no amount outstanding on our revolving credit facility at March 31, 2015.

During the three months ended March 31, 2015, we made principal payments of $29.1 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

Income Tax

In the first quarter of 2015, we reached agreement with the Internal Revenue Service on all outstanding issues related to the examinations for 2009 and 2010 tax years and refund claims filed for tax credits related to tax years 2003 through 2012.  As a result of this agreement, we reduced our reserve for uncertain tax positions in our consolidated balance sheet by $19.3 million. We also recognized in our consolidated statements of income a reduction in federal income taxes of $5.8 million.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2014. Prior period financial information has been adjusted to reflect our retrospective adoption, effective January 1, 2015, of the accounting update related to investments in qualified affordable housing projects. See "Accounting Developments" included herein in this Item 2 as well as Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Operating Performance and Capital Management

For the first quarter of 2015, we reported net income of $212.9 million, or $0.84 per diluted common share, compared to net income of $225.8 million, or $0.86 per diluted common share, in the same period of 2014. Included in our results for the applicable periods are net realized investment gains and losses and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $224.8 million, or $0.89 per diluted common share, in the first quarter of 2015, compared to $222.6 million, or $0.85 per diluted common share, in the same period of 2014. Our weighted average common shares outstanding, assuming dilution, equaled 252.2 million for the first quarter of 2015 compared to 260.7 million for the first quarter of 2014, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, increased in the first quarter of 2015 relative to the same period of 2014, driven by combined premium income growth of 5.0 percent in our principal operating business segments. Net investment income, also a significant source of revenue for us, was lower than the comparable prior year period. Before-tax operating income, which excludes net realized investment gains and losses and non-operating retirement-related gains or losses, declined 1.1 percent in the first quarter of 2015 compared to the prior year first quarter. The 1.0 percent growth in after-tax operating income reflects a more favorable tax rate in the first quarter of 2015 relative to last year's first quarter.

Our Unum US segment reported an increase in operating income of 3.3 percent in the first quarter of 2015 compared to the same period of 2014, with 6.7 percent growth in premium income and overall favorable risk results more than offsetting the continued impact of the unfavorable interest rate environment on net investment income. The benefit ratio for our Unum US segment for the first quarter of 2015 was 68.3 percent compared to 70.2 percent in the same period of 2014. Unum US sales increased 17.3 percent in the first quarter of 2015 compared to the same period of 2014. We continue to experience generally favorable persistency trends, consistent with our expectations.

Our Unum UK segment reported a decrease in operating income, as measured in Unum UK's local currency, of 2.3 percent in the first quarter of 2015 compared to the same period of 2014, with lower net investment income dampening the slight growth in premium income and our overall favorable risk results. Premium income in local currency increased 0.1 percent in the first quarter of 2015 relative to the same period of 2014. The benefit ratio for Unum UK was 65.3 percent in the first quarter of 2015 compared to 70.2 percent in the same period of 2014. Unum UK sales in the first quarter of 2015 increased 5.8 percent, in local currency, compared to the same period of 2014. Persistency is favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported a decrease in operating income of 1.9 percent in the first quarter of 2015 compared to the same period of 2014, with risk results that were less favorable than the very favorable results we experienced in the first quarter of 2014 and were partially offset by 5.0 percent growth in premium income and a slight increase in net investment income. The benefit ratio for Colonial Life was 51.3 percent in the first quarter of 2015 compared to 50.5 percent in the same period of 2014, generally consistent with recent historical trends. Colonial Life sales increased 7.6 percent in the first quarter of 2015 compared to the same period of 2014. Persistency is favorable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported a decrease in operating income of 5.7 percent in the first quarter of 2015 compared to the same period of 2014. Risk results for our long-term care line of business in the first quarter of 2015 were within our expected range for this block of business, returning to a more normal level relative to the very favorable risk results for the first quarter of 2014. Risk results for individual disability in the first quarter of 2015 were favorable relative to both the prior year first quarter and to our long-term expectations for this line of business.

Although the low interest rate environment and tighter credit spreads continue to place pressure on our profit margins by impacting our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.8 billion at March 31, 2015 compared to $6.3 billion at December 31, 2014, with the increase due primarily to a decline in U.S. Treasury rates during the first three months of 2015. The earned book yield on our investment portfolio was 5.29 percent for the first quarter of 2015 compared to a yield of 5.52 percent for full year 2014.

We believe our capital and financial positions are strong. At March 31, 2015, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent and generally consistent with the prior year end. During the first quarter of 2015, we repurchased 3.2 million shares of Unum Group common stock at a cost of approximately $108 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $426 million at March 31, 2015.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. During 2015, our focus will remain on profitably growing our business, maintaining solid margins through disciplined pricing, underwriting and expense management, and effectively managing our capital. Although the low interest rate environment continues to be a challenge and may put pressure on our profitability and reserve levels for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is contained in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2015	2014
Operating Revenue	$2,662.7	$2,608.1
Net Realized Investment Gain (Loss)	(15.3)	6.3
Total Revenue	$2,647.4	$2,614.4

Before-tax Operating Income	$321.3	$324.9
Net Realized Investment Gain (Loss)	(15.3)	6.3
Non-operating Retirement-related Loss	(3.0)	(1.4)
Income Before Income Tax	$303.0	$329.8

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended March 31
	2015		2014
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$224.8	$0.89	$222.6	$0.85
Net Realized Investment Gain (Loss), Net of Tax	(10.0)	(0.04)	4.1	0.01
Non-operating Retirement-related Loss, Net of Tax	(1.9)	(0.01)	(0.9)	—
Net Income	$212.9	$0.84	$225.8	$0.86

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2015.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014.

Accounting Developments

In January 2014, the Financial Accounting Standards Board (FASB) issued an update permitting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). We adopted this update effective January 1, 2015 and applied the amendments retrospectively, adjusting all prior period operating results, balance sheets, and related metrics throughout this document.

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2015	% Change	2014
Revenue
Premium Income	$2,006.3	3.5%	$1,938.5
Net Investment Income	602.0	(2.2)	615.8
Net Realized Investment Gain (Loss)	(15.3)	N.M.	6.3
Other Income	54.4	1.1	53.8
Total Revenue	2,647.4	1.3	2,614.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,653.9	1.4	1,631.3
Commissions	256.9	8.9	236.0
Interest and Debt Expense	37.8	(0.3)	37.9
Deferral of Acquisition Costs	(145.0)	12.4	(129.0)
Amortization of Deferred Acquisition Costs	134.3	13.2	118.6
Compensation Expense	213.1	6.0	201.0
Other Expenses	193.4	2.4	188.8
Total Benefits and Expenses	2,344.4	2.6	2,284.6

Income Before Income Tax	303.0	(8.1)	329.8
Income Tax	90.1	(13.4)	104.0

Net Income	$212.9	(5.7)	$225.8
N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.516 and 1.659 for the three months ended March 31, 2015 and 2014, respectively. If the first quarter of 2014 results for our U.K. operations had been translated at the lower exchange rate of 2015, our operating revenue and operating income by segment in the first quarter of 2014 would have been lower by approximately $15.6 million and $3.1 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2015 increased relative to the same period of 2014, with combined premium growth in our principal operating business segments of 5.0 percent due to increased sales, premium rate increases, and stable to favorable persistency for most of our product lines. We are pleased with the continued improvement in premium income, and our premium growth rates for the first quarter of 2015 are within the range of our long-term expectations. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income declined in the first quarter of 2015 relative to the same period of 2014 due primarily to a decrease in yield on invested assets, lower income from inflation index-linked bonds in our Unum UK segment, and lower miscellaneous income, which includes income from bond call premiums, mortgage fees and payoffs, and partnership investments. Net investment income benefited from a higher level of invested assets relative to the prior year.

We recognized a net realized investment loss of $15.3 million in the first quarter of 2015, compared to a gain of $6.3 million in the first quarter of 2014. Included in those amounts is the change in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized loss of $3.9 million and a gain of $8.5 million in the first quarter of 2015 and 2014, respectively. Also, included in the net realized investment loss for the first quarter of 2015 was an other-than-temporary impairment loss on fixed maturity securities of $4.5 million, all of which was recognized in earnings.

Overall risk results were favorable in the first quarter of 2015, as previously discussed in our "Executive Summary" contained in this Item 2 and discussed more fully for each of our segments in "Segment Operating Results" as follows.

Commissions and the deferral of acquisition costs increased in the first quarter of 2015 relative to the same period of 2014 due primarily to sales growth in each of our principal operating business segments. Amortization of acquisition costs was higher in the first quarter of 2015 relative to the prior year period due primarily to growth in the level of the deferred assets in our Unum US and Colonial Life businesses. Also contributing to the increase in amortization of acquisition costs was a higher level of policy terminations experienced in the first quarter of 2015 relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines.

Other expenses, including compensation expense, increased in the first quarter of 2015 compared to the same period of 2014 due primarily to higher acquisition-related expenses, including sales compensation, resulting from higher sales in certain of our product lines.

Our income tax for the first quarter of 2015 was 29.7 percent of income before income tax, compared to 31.5 percent for the first quarter of 2014. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. Our effective tax rate for the first quarter of 2014 has been adjusted from that which was previously reported due to the adoption of the accounting standard update related to investments in qualified affordable housing projects. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our retrospective adoption of this update.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2015	% Change	2014
Unum US	$248.4	17.3%	$211.7

Unum UK	£11.0	5.8%	£10.4

Colonial Life	$77.5	7.6%	$72.0

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income	$1,230.2	6.7%	$1,152.5
Net Investment Income	215.0	(3.6)	223.1
Other Income	30.9	—	30.9
Total	1,476.1	4.9	1,406.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	839.9	3.8	809.5
Commissions	145.9	6.9	136.5
Deferral of Acquisition Costs	(80.1)	7.8	(74.3)
Amortization of Deferred Acquisition Costs	83.4	17.6	70.9
Other Expenses	272.7	6.4	256.4
Total	1,261.8	5.2	1,199.0

Operating Income	$214.3	3.3	$207.5

Operating Ratios (% of Premium Income):
Benefit Ratio	68.3%		70.2%
Other Expense Ratio	22.2%		22.2%
Operating Income Ratio	17.4%		18.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$405.3	5.7%	$383.5
Group Short-term Disability	147.7	7.6	137.3
Total Premium Income	553.0	6.2	520.8
Net Investment Income	125.0	(4.9)	131.5
Other Income	23.6	8.3	21.8
Total	701.6	4.1	674.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	443.0	2.4	432.5
Commissions	44.5	7.5	41.4
Deferral of Acquisition Costs	(10.3)	4.0	(9.9)
Amortization of Deferred Acquisition Costs	8.3	27.7	6.5
Other Expenses	141.8	4.3	136.0
Total	627.3	3.4	606.5

Operating Income	$74.3	9.9	$67.6

Operating Ratios (% of Premium Income):
Benefit Ratio	80.1%		83.0%
Other Expense Ratio	25.6%		26.1%
Operating Income Ratio	13.4%		13.0%

Persistency:
Group Long-term Disability	91.0%		88.9%
Group Short-term Disability	86.5%		88.1%

Premium income increased in the first quarter of 2015 compared to the same period of 2014, driven by favorable persistency in the group long-term disability product line, sales growth for both group long-term and group short-term disability, and premium rate increases. Net investment income declined in the first quarter of 2015 relative to the same period of 2014 due to a decrease in the level of invested assets, a decline in yields, and lower miscellaneous income. Other income, which increased in the first quarter of 2015 relative to the same period of 2014, is comprised primarily of fees from administrative services products.

Risk results were favorable in the first quarter of 2015 compared to the same period of 2014 due primarily to very favorable claim recovery experience and lower claim incidence rates, partially offset by the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2015 relative to the same period of 2014 due to sales growth and the corresponding increase in deferrable expenses. The amortization of acquisition costs increased in the first quarter of 2015 relative to the same period of 2014 due to growth in the level of the deferred asset. The other expense ratio for the first quarter of 2015 was lower compared to the same period of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Group Life	$335.0	8.1%	$309.9
Accidental Death & Dismemberment	32.6	6.5	30.6
Total Premium Income	367.6	8.0	340.5
Net Investment Income	33.5	(1.8)	34.1
Other Income	0.3	(25.0)	0.4
Total	401.4	7.0	375.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	260.8	9.0	239.3
Commissions	30.3	6.3	28.5
Deferral of Acquisition Costs	(8.0)	11.1	(7.2)
Amortization of Deferred Acquisition Costs	6.5	22.6	5.3
Other Expenses	53.9	6.9	50.4
Total	343.5	8.6	316.3

Operating Income	$57.9	(1.4)	$58.7

Operating Ratios (% of Premium Income):
Benefit Ratio	70.9%		70.3%
Other Expense Ratio	14.7%		14.8%
Operating Income Ratio	15.8%		17.2%

Persistency:
Group Life	87.3%		89.5%
Accidental Death & Dismemberment	89.0%		89.6%

Premium income increased in the first quarter of 2015 compared to the same period of 2014 primarily due to current period sales growth, partially offset by a decline in persistency. Net investment income was lower in the first quarter of 2015 relative to the same period of 2014 primarily due to a decrease in the yield on invested assets and lower miscellaneous income, partially offset by an increase in the level of invested assets.

Risk results were slightly unfavorable in the first quarter of 2015 compared to the same period of 2014 primarily due to a higher average paid claim size in the accidental death & disbursement product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2015 compared to the same period of 2014 due to an increase in sales growth and the corresponding increase in deferrable expenses. The amortization of acquisition costs increased in the first quarter of 2015 compared to the same period of 2014 due to growth in the level of the deferred asset. The other expense ratio in the first quarter of 2015 was slightly lower than the same period of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$117.9	1.7%	$115.9
Voluntary Benefits	191.7	9.4	175.3
Total Premium Income	309.6	6.3	291.2
Net Investment Income	56.5	(1.7)	57.5
Other Income	7.0	(19.5)	8.7
Total	373.1	4.4	357.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	136.1	(1.2)	137.7
Commissions	71.1	6.8	66.6
Deferral of Acquisition Costs	(61.8)	8.0	(57.2)
Amortization of Deferred Acquisition Costs	68.6	16.1	59.1
Other Expenses	77.0	10.0	70.0
Total	291.0	5.4	276.2

Operating Income	$82.1	1.1	$81.2

Interest Adjusted Loss Ratio:
Individual Disability	27.5%		27.2%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	48.9%		49.0%
Voluntary Benefits	40.9%		46.1%
Other Expense Ratio	24.9%		24.0%
Operating Income Ratio	26.5%		27.9%

Persistency:
Individual Disability	90.1%		90.6%
Voluntary Benefits	75.5%		78.0%

Premium income was higher in the first quarter of 2015 compared to the same period of 2014, driven primarily by increased sales in the voluntary benefits product line but somewhat offset by the decline in persistency. Net investment income in the first quarter of 2015 was lower than the comparable period of 2014 due to a decrease in yield on invested assets and lower miscellaneous income, partially offset by an increase in the level of invested assets.

Risk results for the individual disability product line in the first quarter of 2015 were generally consistent with the same period of 2014. Risk results for voluntary benefits in the first quarter of 2015 were favorable compared to the same period of 2014 due primarily to improved claim experience in the disability, accident, and critical illness product lines and a favorable change in active life reserves resulting from a higher level of policy terminations relative to last year's first quarter.

Commissions and deferral of acquisition costs were higher in the first quarter of 2015 compared to the same period of 2014 due primarily to higher voluntary benefits sales. The amortization of deferred acquisition costs was higher in the first quarter of 2015 compared to the same period of 2014 due to growth in the level of the deferred asset and unfavorable policy terminations relative to assumptions for certain issue years within certain product lines. The other expense ratio in the first quarter of 2015 was higher relative to the same period of 2014 due primarily to higher acquisition-related expenses resulting from the increased level of voluntary benefits sales.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2015	% Change	2014
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$37.3	14.1%	$32.7
Group Short-term Disability	24.0	21.2	19.8
Group Life and AD&D	42.9	3.9	41.3
Subtotal	104.2	11.1	93.8
Supplemental and Voluntary
Individual Disability	12.3	(15.8)	14.6
Voluntary Benefits	131.9	27.7	103.3
Subtotal	144.2	22.3	117.9
Total Sales	$248.4	17.3	$211.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$72.5	20.8%	$60.0
Large Case Market	31.7	(6.2)	33.8
Subtotal	104.2	11.1	93.8
Supplemental and Voluntary	144.2	22.3	117.9
Total Sales	$248.4	17.3	$211.7

Sales of our group products increased in the first quarter of 2015 compared to the same period of 2014, with higher sales to both new and existing customers in the core market segment, which consist of employee groups with fewer than 2,000 lives. Sales for group products were slightly lower within the large case market due to lower new customer account sales offset partially by increased sales to existing customers. The sales mix in the group market sector for the first quarter of 2015 was approximately 70 percent core market and 30 percent large case market.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, decreased in the first quarter of 2015 compared to the same period of 2014 due to decreased sales to existing customers. Sales of voluntary benefits increased in the first quarter of 2015 compared to the same period of 2014 primarily due to favorable growth for new and existing customer accounts within the large case market.

Segment Outlook

During 2015, we expect continued strong growth momentum, with stable persistency and sales growth within our existing client relationships. We believe we will achieve year-over-year growth in premium income, with additional improvement in our premium and sales growth rates if the overall economic recovery further accelerates and market pricing adequately reflects the impact of a low interest rate environment.

Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. The low interest rate environment and tighter credit spreads continue to place pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases could unfavorably impact persistency in certain of our product lines. We expect a stable risk environment for our group disability product line in 2015, with the impact of the lower claim reserve discount rate offset by premium rate increases we place in the market, resulting in a benefit ratio for full year 2015 that is generally consistent with the level of 2014.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$96.5	(6.3)%	$103.0
Group Life	30.5	(12.4)	34.8
Supplemental	12.0	(13.7)	13.9
Total Premium Income	139.0	(8.4)	151.7
Net Investment Income	23.5	(30.1)	33.6
Other Income	—	(100.0)	(0.1)
Total	162.5	(12.3)	185.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	90.9	(14.6)	106.4
Commissions	12.0	21.2	9.9
Deferral of Acquisition Costs	(2.0)	(9.1)	(2.2)
Amortization of Deferred Acquisition Costs	2.8	(12.5)	3.2
Other Expenses	26.2	(16.6)	31.4
Total	129.9	(12.6)	148.7

Operating Income	$32.6	(10.7)	$36.5

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

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	£63.7	2.4%	£62.2
Group Life	20.2	(3.8)	21.0
Supplemental	7.8	(7.1)	8.4
Total Premium Income	91.7	0.1	91.6
Net Investment Income	15.4	(24.1)	20.3
Other Income	0.1	N.M.	—
Total	107.2	(4.2)	111.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	59.9	(6.8)	64.3
Commissions	7.9	31.7	6.0
Deferral of Acquisition Costs	(1.3)	—	(1.3)
Amortization of Deferred Acquisition Costs	1.8	(5.3)	1.9
Other Expenses	17.4	(8.4)	19.0
Total	85.7	(4.7)	89.9

Operating Income	£21.5	(2.3)	£22.0

Weighted Average Pound/Dollar Exchange Rate	1.516		1.659

N.M. = not a meaningful percentage

Operating Ratios (% of Premium Income):
Benefit Ratio	65.3%		70.2%
Other Expense Ratio	19.0%		20.7%
Operating Income Ratio	23.4%		24.0%

Persistency:
Group Long-term Disability	86.6%		86.3%
Group Life	79.3%		69.7%
Supplemental	87.5%		85.2%

Premium income was slightly higher in the first quarter of 2015 compared to the same period of 2014 due primarily to favorable persistency in our group long-term disability product line, largely offset by lower premium income from group life and supplemental product lines.

Net investment income declined in the first quarter of 2015 relative to the prior year first quarter due primarily to lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The decrease in net investment income attributable to these index-linked bonds was partially offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by lower claim payments and reserves in the short-term.

Risk results for the group long-term disability product line were favorable in the first quarter of 2015 compared to the same period of 2014, with higher premium income and favorable claim recovery experience and reserve changes partially offset by a higher average claim size. Risk results for the group life product line were favorable compared to the prior year first quarter due primarily to a lower average claim size. Also contributing to favorable risk results for the group long-term disability and group life product lines was the impact of lower inflation on claim payments and reserves associated with policies containing an inflation-linked benefit increase feature, although the unfavorable impact on investment income was not completely offset by lower claim payments and reserves in the first quarter of 2015. We expect the movement in interest income and claim reserves, relative to the inflation adjustment, to largely offset over an annual period unless there is an extended period of deflation. Risk results for the supplemental product lines were also favorable in the first quarter of 2015 compared to the same period of 2014 due to improved claim experience in the individual disability product.

Commissions were higher in the first quarter of 2015 compared to the same prior year period due primarily to increased sales activity. Also impacting the level of commission expense in the first quarter of 2015 were incentive payments which we expect to return to normal levels during the remainder of 2015. The amortization of deferred acquisition costs was lower in the first quarter of 2015 compared to the same period of 2014 due primarily to a decrease in the level of the deferred asset. The other expense ratio was lower in the first quarter of 2015 compared to the same period of 2014 due primarily to continued expense management initiatives.
Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2015	% Change	2014
Sales by Product
Group Long-term Disability	$10.6	(13.8)%	$12.3
Group Life	5.5	37.5	4.0
Supplemental	0.6	(40.0)	1.0
Total Sales	$16.7	(3.5)	$17.3

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$6.9	(9.2)%	$7.6
Large Case Market	9.2	5.7	8.7
Subtotal	16.1	(1.2)	16.3
Supplemental	0.6	(40.0)	1.0
Total Sales	$16.7	(3.5)	$17.3

Sales by Product
Group Long-term Disability	£7.0	(5.4)%	£7.4
Group Life	3.6	50.0	2.4
Supplemental	0.4	(33.3)	0.6
Total Sales	£11.0	5.8	£10.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£4.5	—%	£4.5
Large Case Market	6.1	15.1	5.3
Subtotal	10.6	8.2	9.8
Supplemental	0.4	(33.3)	0.6
Total Sales	£11.0	5.8	£10.4

Group long-term disability sales declined due to lower large case market sales during the first quarter of 2015 compared to the same period of 2014, with decreased sales to existing customers only partially offset by higher sales to new customers. Group long-term disability core market sales, which consist of employee groups with fewer than 500 lives, were consistent in the first quarter of 2015 compared to the same period of 2014.

Group life sales in the large case market increased during the first quarter of 2015 compared to the same period of 2014 due to higher sales to new customers. Group life sales in the core market segment were consistent in the first quarter of 2015 compared to the same period of 2014.

Supplemental sales were lower in the first quarter of 2015 compared to the same period of 2014 due primarily to lower sales in our group critical illness product line.

Segment Outlook

Our primary focus during 2015 will be a continuance of building on the key capabilities that we believe will enable us to deliver future growth. We expect to continue to improve our profitability through our shift in business mix, premium rate increases, an increased focus on new to market sales, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We believe annual inflation in the U.K. will remain positive, but the current low levels of inflation in the U.K. may continue to adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. We are also preparing for Solvency II, a new European Union capital regime that will become effective January 1, 2016, the adoption of which will likely result in an increase in supervisory and disclosure requirements and could also result in increased capital requirements. We continue to work with regulatory authorities in the U.K. to agree on appropriate capital requirements for our U.K. business under Solvency II. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$196.5	3.9%	$189.1
Life	62.3	8.5	57.4
Cancer and Critical Illness	73.4	5.0	69.9
Total Premium Income	332.2	5.0	316.4
Net Investment Income	37.0	1.1	36.6
Other Income	—	100.0	(0.1)
Total	369.2	4.6	352.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	170.4	6.6	159.8
Commissions	73.4	15.6	63.5
Deferral of Acquisition Costs	(62.9)	19.8	(52.5)
Amortization of Deferred Acquisition Costs	48.1	8.1	44.5
Other Expenses	62.6	7.0	58.5
Total	291.6	6.5	273.8

Operating Income	$77.6	(1.9)	$79.1

Operating Ratios (% of Premium Income):
Benefit Ratio	51.3%		50.5%
Other Expense Ratio	18.8%		18.5%
Operating Income Ratio	23.4%		25.0%

Persistency:
Accident, Sickness, and Disability	75.5%		74.7%
Life	85.4%		84.8%
Cancer and Critical Illness	83.8%		82.4%

Premium income increased in the first quarter of 2015 relative to the same period of 2014 as a result of sales growth and favorable persistency. Net investment income was slightly higher in the first quarter of 2015 relative to the same period of 2014 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decrease in yield on invested assets.

Risk results were less favorable in the first quarter of 2015 as compared to the same period of 2014 due to less favorable claim experience in the life product line and a less favorable change in active life reserves resulting from a lower level of policy terminations relative to last year's first quarter.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2015 compared to the same period of 2014 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased in the first quarter of 2015 compared to same period of 2014 due to growth in the level of the deferred asset. The other expense ratio was higher in the first quarter of 2015 compared to the same period of 2014 due primarily to continued investment in our business.
Sales

(in millions of dollars)
	Three Months Ended March 31
	2015	% Change	2014
Sales by Product
Accident, Sickness, and Disability	$49.3	5.6%	$46.7
Life	15.9	12.0	14.2
Cancer and Critical Illness	12.3	10.8	11.1
Total Sales	$77.5	7.6	$72.0

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$55.7	7.7%	$51.7
Large Case Market	7.3	(24.7)	9.7
Subtotal	63.0	2.6	61.4
Public Sector	14.5	36.8	10.6
Total Sales	$77.5	7.6	$72.0

Sales were higher in the first quarter of 2015 as compared to the same period of 2014 due to growth in both new and existing customer account sales. Commercial market sales increased in the first quarter of 2015 as compared to the same period of 2014 due to higher sales in the core commercial market, which we define as accounts with fewer than 1,000 lives, partially offset by lower sales within the large case market primarily due to lower new account sales. The growth in our core commercial and public sector market sales for the first quarter of 2015 was primarily attributable to existing account sales. The number of new accounts increased 11.9 percent in the first quarter of 2015 compared to the same period of 2014.
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

Proper execution of our growth strategy should deliver sales and premium growth that are in line with long-term expectations. A challenging economic environment and the increasing competition in the voluntary market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our success will be driven primarily by execution in the core commercial and public sector segments and through expansion of the overall market. We believe the current market environment offers considerable opportunities to meet the emerging needs of employers, brokers, and consumers. We intend to continue to focus on growth, the customer experience, productivity, and talent development. Achieving our 2015 growth objectives will be supported by a continued focus on expanding enrollment solutions, service capabilities, and operational excellence.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$146.5	(9.1)%	$161.1
Long-term Care	158.2	1.1	156.5
All Other	0.2	(33.3)	0.3
Total Premium Income	304.9	(4.1)	317.9
Net Investment Income	320.4	1.6	315.5
Other Income	23.2	7.4	21.6
Total	648.5	(1.0)	655.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	552.7	(0.5)	555.6
Commissions	25.6	(1.9)	26.1
Interest and Debt Expense	1.7	(10.5)	1.9
Other Expenses	41.8	(3.0)	43.1
Total	621.8	(0.8)	626.7

Operating Income	$26.7	(5.7)	$28.3

Interest Adjusted Loss Ratios:
Individual Disability	80.0%		81.5%
Long-term Care	87.3%		84.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.7%		13.6%
Operating Income Ratio	8.8%		8.9%

Persistency:
Individual Disability	91.3%		91.4%
Long-term Care	95.3%		95.3%

Premium income for individual disability decreased in the first quarter of 2015 compared to the same period of 2014 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the first quarter of 2015 relative to the same period of 2014 due to increased invested asset levels, partially offset by a decrease in yield on invested assets and lower miscellaneous income. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was higher in the first quarter of 2015 relative to the same period of 2014 primarily due to an increase in tax-related reimbursements between us and the ceding insurer.

Individual disability risk results for the first quarter of 2015 were favorable compared to the same period of 2014 due primarily to favorable mortality experience. Long-term care risk results were less favorable in the first quarter of 2015 compared to the same period of 2014 due primarily to higher claim incidence rates compared to the favorable experience of last year’s first quarter.

Interest and debt expense in the first quarter of 2015 was lower than in the same period of 2014 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings). The other expense ratio in the first quarter of 2015 was generally consistent with the same period of 2014.

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
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2015	% Change	2014
Operating Revenue
Net Investment Income	$6.1	(12.9)%	$7.0
Other Income	0.3	(80.0)	1.5
Total	6.4	(24.7)	8.5

Interest and Other Expenses	36.3	3.7	35.0

Operating Loss	$(29.9)	(12.8)	$(26.5)

The operating loss is higher in the first quarter of 2015 relative to the same period of 2014 due primarily to lower levels of invested assets and higher operating expense accruals.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2015

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,739.2	$283.0	$265.2	$17.2	$2,474.0	$300.2
Capital Goods	4,053.9	589.7	74.4	2.8	3,979.5	592.5
Communications	3,129.1	534.8	81.4	1.3	3,047.7	536.1
Consumer Cyclical	1,356.0	197.5	36.0	0.2	1,320.0	197.7
Consumer Non-Cyclical	6,082.7	897.3	219.3	4.8	5,863.4	902.1
Energy	6,116.0	740.1	668.6	61.9	5,447.4	802.0
Financial Institutions	3,384.3	424.4	19.9	0.1	3,364.4	424.5
Mortgage/Asset-Backed	2,415.3	240.7	20.9	0.1	2,394.4	240.8
Sovereigns	1,243.9	210.0	—	—	1,243.9	210.0
Technology	1,332.8	113.2	48.1	0.2	1,284.7	113.4
Transportation	1,708.1	294.0	28.5	0.4	1,679.6	294.4
U.S. Government Agencies and Municipalities	3,575.5	674.7	24.1	0.4	3,551.4	675.1
Public Utilities	8,666.1	1,621.6	31.6	0.5	8,634.5	1,622.1
Redeemable Preferred Stocks	49.8	5.8	—	—	49.8	5.8
Total	$45,852.7	$6,826.8	$1,518.0	$89.9	$44,334.7	$6,916.7

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The recent sharp drop in the price of oil is putting pressure on the earnings and cash flows of some of these businesses.  The midstream and pipeline subsector represents our largest exposure within the energy sector. Demand for products in this subsector tends to be more correlated to product volume sales as opposed to the commodity price.  We have very little exposure to the oilfield service subsector where demand for products is highly correlated with oil and gas prices.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  The majority of our energy sector holdings are investment-grade fixed maturity securities. We perform stress testing on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  Currently, we expect downward ratings pressure on some of our securities, but we do not expect material losses in our energy sector investments. As of March 31, 2015, we held two below-investment-grade fixed maturity securities in the energy sector, and the combined fair value and unrealized loss of the two securities was $67.4 million and $23.5 million, respectively.

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2015 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2015.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.0	$23.2	$10.1	$2.2	$4.6
> 90 <= 180 days	5.7	0.7	0.2	—	0.3
> 180 <= 270 days	—	0.1	—	0.1	2.9
> 270 days <= 1 year	—	—	—	1.0	85.6
> 1 year <= 2 years	7.4	20.4	34.2	43.6	13.8
> 2 years <= 3 years	1.3	2.2	—	—	0.1
> 3 years	0.1	0.9	3.1	3.4	6.2
Total	$17.5	$47.5	$47.6	$50.3	$113.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.5	$20.2	$20.8	$0.1	$1.2
> 90 <= 180 days	29.1	31.4	0.4	—	0.7
> 180 <= 270 days	15.5	—	—	0.6	0.9
> 270 days <= 1 year	—	—	0.5	—	8.1
> 1 year <= 2 years	9.1	12.8	8.4	6.2	1.4
> 2 years <= 3 years	0.4	0.4	0.3	0.5	2.4
> 3 years	3.2	5.7	6.6	7.3	11.3
Sub-total	59.8	70.5	37.0	14.7	26.0

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	6.8	—	—	—
> 90 <= 180 days	8.0	—	—	—	—
> 180 <= 270 days	4.6
> 3 years	—	—	—	—	0.3
Sub-total	12.6	6.8	—	—	0.3

Total	$72.4	$77.3	$37.0	$14.7	$26.3

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or the sale of fixed-maturity securities during the first quarter of 2015 or 2014.

At March 31, 2015, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At March 31, 2015, we held $189.3 million fair value ($167.4 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At March 31, 2015, our mortgage/asset-backed securities had an average life of 4.61 years, effective duration of 4.08 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2015, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,632.4 million and $3,767.0 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  At March 31, 2015, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,896.5 million and $1,856.6 million on an amortized cost basis at March 31, 2015 and December 31, 2014, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at March 31, 2015 and December 31, 2014 that was considered impaired and was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $3.3 million at March 31, 2015. We held $28.7 million of cash collateral from our counterparties at March 31, 2015. The carrying value of fixed maturity securities posted as collateral to our counterparties was $49.0 million at March 31, 2015. We had no cash collateral posted to our counterparties at March 31, 2015. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have a median credit rating of A3 or better, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $40.3 million and $40.4 million on a fair value basis at March 31, 2015 and December 31, 2014, respectively.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014 and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were approximately $426 million and $575 million at March 31, 2015 and December 31, 2014, respectively. The March 31, 2015 balance, of which approximately $167 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.6 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in December 2013 and authorizes the repurchase of up to $750 million of common stock through June 2015, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The dollar value of shares remaining under the current repurchase program was approximately $322 million at March 31, 2015. During the first three months of 2015, we repurchased 3.2 million shares at a cost of approximately $108 million.

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

Funding for Employee Benefit Plans

We made contributions during the first three months of 2015 of approximately $21.4 million and £1.0 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $47.5 million and £3.6 million during the remainder of 2015. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2015. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At March 31, 2015, we had short-term debt of $151.9 million, consisting entirely of our 6.85% notes due in the fourth quarter of 2015, and long-term debt of $2,603.3 million, consisting primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $29.1 million in the first three months of 2015.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2014 for further discussion.

Commitments

At March 31, 2015, we had legally binding unfunded commitments of $8.8 million to fund tax credit partnership investments and $24.1 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $59.0 million to fund certain investments in private placement fixed maturity securities, $159.0 million to fund certain private equity partnerships, and $55.8 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. During the first three months of 2015, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $25.3 million of securities lending agreements outstanding at March 31, 2015 which were collateralized by cash and reported as other liabilities in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2015 was $37.1 million, and the maximum amount outstanding at any month end was $52.1 million. In addition, at March 31, 2015, we had $161.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2015 was $144.3 million, and the maximum amount outstanding at any month end was $161.5 million.

We had no repurchase agreements outstanding at March 31, 2015, nor did we utilize any repurchase agreements during the first three months of 2015. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

During 2014, certain of our domestic insurance subsidiaries were approved for membership of regional FHLBs. We made initial common stock membership purchases and obtained our initial funding advance during the first quarter of 2015.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2015	2014
Net Cash Provided by Operating Activities	$400.1	$346.7
Net Cash Used by Investing Activities	(233.6)	(555.5)
Net Cash Provided (Used) by Financing Activities	(184.9)	190.9
Net Decrease in Cash and Bank Deposits	$(18.4)	$(17.9)
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

During the first quarter of 2015 and 2014, we made principal payments of $29.1 million and $15.0 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

During the first quarter of 2014, we issued $350.0 million of 4.00% unsecured 10-year senior notes in a public offering and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts.

Cash used to repurchase shares of Unum Group's common stock during the first quarter of 2015 and 2014 was $108.1 million and $100.5 million, respectively. During the first quarter of 2015 and 2014, we paid dividends of $42.3 million and $38.3 million, respectively, to holders of Unum Group's common stock.

See Notes 9 and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" contained in this Item 2 for further information.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident	A	A	A2	A
Provident Life and Casualty	A	A	NR	NR
Unum Life of America	A	A	A2	A
First Unum Life	A	A	A2	A
Colonial Life & Accident	A	A	A2	A
Paul Revere Life	A	A	A2	A
Unum Insurance Company*	B++	A	A2	NR
Unum Limited	NR	NR	NR	A-
NR = not rated
* Upon receipt of appropriate regulatory approval, we changed the name of The Paul Revere Variable Annuity Insurance Company to Unum Insurance Company effective April 8, 2015.

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. There have been no changes in any of the rating agencies' outlook statements or ratings during 2015 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2014 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2014. During the first three months of 2015, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Integrated Internal Control Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Certain Employee Benefit Plans

Our U.S. employees are eligible to participate in the Unum Group 401(k) Retirement Plan (the 401(k) Plan).  One of the investment choices in the 401(k) Plan is the Unum Group Unitized Stock Fund, which gives participants the opportunity to invest amounts deposited in their plan accounts in units principally comprised of Unum Group common stock.  The Unum Group common stock held in the stock fund is purchased in open market transactions by the plan trustee.  During the first quarter of 2015, we determined that the number of shares of Unum Group common stock issued under the 401(k) Plan has exceeded the number of shares registered under the registration statement covering the 401(k) Plan. Under applicable federal securities laws, plan participants who purchased units that included unregistered shares may have a right to rescind their purchases and require us to repurchase their units for an amount equal to the price paid for the units (or, if the units have been sold, to receive damages for any loss that was incurred on the sale), plus interest.  Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security.

On April 28, 2015, we filed a new registration statement on Form S-8 to register an additional 3,000,000 shares of common stock and related interests in the 401(k) Plan for offer to plan participants.  Based on the latest data provided to us, we estimate that approximately 722,421 unregistered shares were included in units sold through the 401(k) Plan during the twelve months ended April 28, 2015, including approximately 243,480 shares sold during the first quarter of 2015.  During this twelve month period, the closing price of our common stock ranged from a low of $31.05 per share to a high of $36.81 per share.  The closing price of our common stock on April 28, 2015 was $33.79 per share.

The failure to register the shares of common stock under the 401(k) Plan was inadvertent, and we expect to make a voluntary rescission offer to eligible plan participants during the second quarter of 2015. Based on the current market price of Unum Group's common stock, we do not expect that the exercise of any applicable rescission rights will have a material impact on our results of operations, financial condition, or liquidity.

Share Repurchase Program

The following table provides information about our share repurchase activity for the first quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2015	—	$—	—	$429,496,320
February 1 - February 28, 2015	1,880,000	33.82	1,880,000	365,923,571
March 1 - March 31, 2015	1,329,301	33.44	1,329,301	321,474,713
Total	3,209,301		3,209,301

(1)	The average price paid per share excludes the cost of commissions.

(2)	In December 2013, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through June 12, 2015.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015).

Exhibit 10.2	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015).

Exhibit 10.3	Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated effective as of May 21, 2015 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on February 3, 2015).

Exhibit 10.4	Form of Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.5	Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.6	Form of Performance Share Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: April 30, 2015	By:	/s/ Thomas R. Watjen
Thomas R. Watjen
Chief Executive Officer
Date: April 30, 2015	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer