Form 10-Q
period 2015-06-30
Unum Group
filed 2015-07-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
246,681,260 shares of the registrant's common stock were outstanding as of July 28, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	June 30	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,669.2; $38,803.4)	$44,570.4	$45,064.9
Mortgage Loans	1,856.5	1,856.6
Policy Loans	3,248.4	3,306.6
Other Long-term Investments	585.0	545.0
Short-term Investments	762.8	974.3
Total Investments	51,023.1	51,747.4

Other Assets
Cash and Bank Deposits	122.6	102.5
Accounts and Premiums Receivable	1,652.4	1,634.7
Reinsurance Recoverable	4,777.8	4,906.4
Accrued Investment Income	803.2	696.1
Deferred Acquisition Costs	1,937.8	1,901.3
Goodwill	198.8	198.7
Property and Equipment	535.7	531.7
Income Tax Receivable	5.7	69.5
Other Assets	649.7	661.9

Total Assets	$61,706.8	$62,450.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,549.4	$1,529.3
Reserves for Future Policy and Contract Benefits	44,842.4	45,929.4
Unearned Premiums	489.6	396.6
Other Policyholders’ Funds	1,680.9	1,657.8
Deferred Income Tax	41.2	62.0
Short-term Debt	151.9	151.9
Long-term Debt	2,580.8	2,628.7
Payables for Collateral on Investments	409.9	73.8
Other Liabilities	1,445.0	1,498.8

Total Liabilities	53,191.1	53,928.3

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 302,324,602 and 301,834,556 shares	30.2	30.2
Additional Paid-in Capital	2,235.5	2,221.2
Accumulated Other Comprehensive Income	3.4	166.4
Retained Earnings	7,656.0	7,302.3
Treasury Stock - at cost: 55,678,014 and 49,524,849 shares	(1,409.4)	(1,198.2)

Total Stockholders' Equity	8,515.7	8,521.9

Total Liabilities and Stockholders' Equity	$61,706.8	$62,450.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,017.5	$1,943.6	$4,023.8	$3,882.1
Net Investment Income	630.7	632.4	1,232.7	1,248.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(8.1)	—	(12.6)	—
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	8.9	25.9	(1.9)	32.2
Net Realized Investment Gain (Loss)	0.8	25.9	(14.5)	32.2
Other Income	54.7	54.9	109.1	108.7
Total Revenue	2,703.7	2,656.8	5,351.1	5,271.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,702.8	1,653.4	3,356.7	3,284.7
Commissions	244.6	229.2	501.5	465.2
Interest and Debt Expense	38.0	52.7	75.8	90.6
Deferral of Acquisition Costs	(140.7)	(124.8)	(285.7)	(253.8)
Amortization of Deferred Acquisition Costs	124.1	106.4	258.4	225.0
Compensation Expense	205.0	200.0	418.1	401.0
Other Expenses	210.1	190.1	403.5	378.9
Total Benefits and Expenses	2,383.9	2,307.0	4,728.3	4,591.6

Income Before Income Tax	319.8	349.8	622.8	679.6

Income Tax (Benefit)
Current	105.9	86.6	146.5	124.4
Deferred	(10.4)	23.8	39.1	90.0
Total Income Tax	95.5	110.4	185.6	214.4

Net Income	$224.3	$239.4	$437.2	$465.2

Net Income Per Common Share
Basic	$0.90	$0.93	$1.75	$1.80
Assuming Dilution	$0.90	$0.93	$1.74	$1.79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$224.3	$239.4	$437.2	$465.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(654.9); $304.7; $(472.1); $675.8)	(1,267.1)	572.7	(916.9)	1,282.7
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $507.2; $(211.7); $386.9; $(483.7))	964.9	(396.8)	738.7	(917.2)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(6.2) $(11.8); $2.8; $(10.8))	(20.2)	(28.5)	0.7	(26.8)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $0.1; $-)	64.9	30.2	10.9	37.8
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.4; $-; $1.9; $0.3)	0.5	(0.1)	3.6	0.4
Total Other Comprehensive Income (Loss)	(257.0)	177.5	(163.0)	376.9

Comprehensive Income (Loss)	$(32.7)	$416.9	$274.2	$842.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2015	2014
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year and End of Period	$30.2	$36.1

Additional Paid-in Capital
Balance at Beginning of Year	2,221.2	2,634.1
Common Stock Activity	14.3	12.1
Balance at End of Period	2,235.5	2,646.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	166.4	255.0
Other Comprehensive Income (Loss)	(163.0)	376.9
Balance at End of Period	3.4	631.9

Retained Earnings
Balance at Beginning of Year	7,302.3	8,064.0
Net Income	437.2	465.2
Dividends to Stockholders (per common share: $0.33; $0.29)	(83.5)	(75.7)
Balance at End of Period	7,656.0	8,453.5

Treasury Stock
Balance at Beginning of Year	(1,198.2)	(2,349.3)
Purchases of Treasury Stock	(211.2)	(200.1)
Balance at End of Period	(1,409.4)	(2,549.4)

Total Stockholders' Equity at End of Period	$8,515.7	$9,218.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2015	2014
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$437.2	$465.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	134.9	115.7
Change in Deferred Acquisition Costs	(27.3)	(28.8)
Change in Insurance Reserves and Liabilities	204.9	212.3
Change in Income Taxes	141.2	169.8
Change in Other Accrued Liabilities	(55.9)	(35.5)
Non-cash Components of Net Investment Income	(195.4)	(190.2)
Net Realized Investment (Gain) Loss	14.5	(32.2)
Depreciation	48.6	42.9
Other, Net	23.7	6.6
Net Cash Provided by Operating Activities	726.4	725.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	266.3	288.7
Proceeds from Maturities of Fixed Maturity Securities	1,164.4	1,011.4
Proceeds from Sales and Maturities of Other Investments	153.8	116.1
Purchase of Fixed Maturity Securities	(2,239.2)	(1,658.3)
Purchase of Other Investments	(194.7)	(134.9)
Net Sales (Purchases) of Short-term Investments	213.7	(129.1)
Net Increase (Decrease) in Payables for Collateral on Investments	336.1	(16.6)
Net Purchases of Property and Equipment	(53.1)	(58.4)
Net Cash Used by Investing Activities	(352.7)	(581.1)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	347.2
Long-term Debt Repayments	(48.4)	(175.0)
Cost Related to Early Retirement of Debt	—	(13.2)
Issuance of Common Stock	2.2	3.0
Repurchase of Common Stock	(211.2)	(202.7)
Dividends Paid to Stockholders	(83.5)	(75.7)
Other, Net	(12.7)	(10.4)
Net Cash Used by Financing Activities	(353.6)	(126.8)

Net Increase in Cash and Bank Deposits	20.1	17.9

Cash and Bank Deposits at Beginning of Year	102.5	94.1

Cash and Bank Deposits at End of Period	$122.6	$112.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2015
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
		January 1, 2015, except for certain disclosures, which were effective April 1, 2015.	The adoption of this update expanded our disclosures, but had no effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 2 - Accounting Developments - Continued

	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Consolidated Statements of Income
Net Investment Income	$629.1	$632.4	$3.3	$1,241.6	$1,248.2	$6.6
Income Tax - Current	78.6	86.6	8.0	108.3	124.4	16.1
Income Tax - Deferred	25.4	23.8	(1.6)	93.3	90.0	(3.3)
Net Income	242.5	239.4	(3.1)	471.4	465.2	(6.2)

Net Income Per Common Share
Basic	$0.94	$0.93	$(0.01)	$1.83	$1.80	$(0.03)
Assuming Dilution	$0.94	$0.93	$(0.01)	$1.82	$1.79	$(0.03)

Consolidated Statements of Comprehensive Income (Loss)
Net Income	$242.5	$239.4	$(3.1)	$471.4	$465.2	$(6.2)

Consolidated Statements of Cash Flows
Net Income				$471.4	$465.2	$(6.2)
Change in Income Taxes				157.0	169.8	12.8
Non-cash Components of Net Investment Income				(183.6)	(190.2)	(6.6)

	December 31, 2014			June 30, 2014
Consolidated Balance Sheets
Other Long-term Investments	$591.9	$545.0	$(46.9)	$570.8	$531.8	$(39.0)
Deferred Income Tax	78.4	62.0	(16.4)	419.7	406.1	(13.6)
Retained Earnings	7,332.8	7,302.3	(30.5)	8,478.9	8,453.5	(25.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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
		January 1, 2018	The adoption of this update will not have a material effect on our financial position or results of operations.

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

ASC 944 "Financial Services-Insurance"
This update is intended to improve disclosures for short-duration insurance contracts by requiring the disclosure of disaggregated incurred and paid claims development information, methodologies and assumptions used in estimating claim liabilities, and quantitative claims frequency information. The guidance is to be applied retrospectively.
		January 1, 2016 for annual reporting period disclosures and January 1, 2017 for interim reporting period disclosures.	The adoption of this update may result in additional disclosures but will not have an effect on our financial position or results of operations.

ASC 820 "Fair Value Measurement"
This update eliminates the requirement to categorize within the fair value hierarchy table investments whose fair value is measured at net asset value using the practical expedient. Instead, entities will be required to disclose the fair value of these investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table to the amounts reported on the consolidated balance sheets. The guidance is to be applied retrospectively.

		January 1, 2016	The adoption of this update will modify our disclosures but will not have an effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

	June 30, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,570.4	$44,570.4	$45,064.9	$45,064.9
Mortgage Loans	1,856.5	1,995.3	1,856.6	2,024.2
Policy Loans	3,248.4	3,346.0	3,306.6	3,407.6
Other Long-term Investments
Derivatives	39.3	39.3	28.0	28.0
Equity Securities	1.4	1.4	12.5	12.5
Miscellaneous Long-term Investments	483.3	483.3	438.7	438.7

Liabilities
Policyholders' Funds
Deferred Annuity Products	$615.4	$615.4	$621.4	$621.4
Supplementary Contracts without Life Contingencies	625.0	625.0	600.4	600.4
Short-term Debt	151.9	154.9	151.9	158.9
Long-term Debt	2,580.8	2,803.6	2,628.7	2,912.6
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	—	—
Other Liabilities
Derivatives	74.7	74.7	92.9	92.9
Embedded Derivative in Modified Coinsurance Arrangement	55.8	55.8	49.9	49.9
Unfunded Commitments to Investment Partnerships	8.1	8.1	12.8	12.8

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,007.8 million and $3,068.4 million as of June 30, 2015 and December 31, 2014, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of June 30, 2015, we estimate that the underlying assets of the funds will be liquidated over the next one to twelve years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Short-term Debt: Fair values for short-term debt valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument are assigned a Level 1 within the fair value hierarchy. Fair values for short-term debt determined based on prices from independent pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques are assigned a Level 2. As of June 30, 2015 and December 31, 2014, these financial instruments are assigned a Level 2.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued using active trades from independent pricing services for which there was current market activity in that specific debt instrument have fair values of $1,099.4 million and $849.7 million as of June 30, 2015 and December 31, 2014, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,704.2 million and $2,062.9 million as of June 30, 2015 and December 31, 2014, respectively, and are assigned a Level 2.

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
June 30, 2015
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
June 30, 2015
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

At June 30, 2015, approximately 17.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$664.4	$789.4	$—	$1,453.8
States, Municipalities, and Political Subdivisions	—	1,937.0	136.7	2,073.7
Foreign Governments	—	1,201.7	69.8	1,271.5
Public Utilities	455.4	7,433.6	357.8	8,246.8
Mortgage/Asset-Backed Securities	—	2,579.5	—	2,579.5
All Other Corporate Bonds	6,545.8	21,028.2	1,321.9	28,895.9
Redeemable Preferred Stocks	—	24.4	24.8	49.2
Total Fixed Maturity Securities	7,665.6	34,993.8	1,911.0	44,570.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	4.8	—	4.8
Foreign Exchange Contracts	—	34.5	—	34.5
Total Derivatives	—	39.3	—	39.3
Equity Securities	—	—	1.4	1.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$17.4	$—	$17.4
Foreign Exchange Contracts	—	56.0	—	56.0
Credit Default Swaps	—	1.3	—	1.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	55.8	55.8
Total Derivatives	—	74.7	55.8	130.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$93.3	$166.0
Public Utilities	241.2	453.3	275.4	265.9
All Other Corporate Bonds	2,778.8	2,736.4	2,557.7	1,724.7
Total Fixed Maturity Securities	$3,020.0	$3,189.7	$2,926.4	$2,156.6

	Six Months Ended June 30
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$219.6	$—	$—	$—
Public Utilities	385.1	56.9	288.7	81.1
All Other Corporate Bonds	4,559.3	1,017.7	3,361.2	767.2
Total Fixed Maturity Securities	$5,164.0	$1,074.6	$3,649.9	$848.3

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
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$144.2	$—	$(6.7)	$—	$(0.8)	$—	$—	$136.7
Foreign Governments	69.1	—	0.7	—	—	—	—	69.8
Public Utilities	549.8	—	(4.7)	—	(0.1)	121.6	(308.8)	357.8
All Other Corporate Bonds	1,635.8	2.4	(45.3)	—	(50.1)	365.1	(586.0)	1,321.9
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	2,423.8	2.4	(56.1)	—	(51.0)	486.7	(894.8)	1,911.0

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(53.8)	(2.0)	—	—	—	—	—	(55.8)

	Three Months Ended June 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$156.1	$—	$5.4	$—	$(0.7)	$—	$(29.3)	$131.5
Foreign Governments	80.4	—	0.8	—	—	—	—	81.2
Public Utilities	190.6	—	2.4	—	(0.1)	58.5	(72.0)	179.4
Mortgage/Asset-Backed Securities	0.4	(0.2)	0.3	—	(0.5)	—	—	—
All Other Corporate Bonds	1,593.0	—	17.5	48.0	(61.5)	259.4	(696.7)	1,159.7
Redeemable Preferred Stocks	24.4	—	0.4	—	—	—	—	24.8
Total Fixed Maturity Securities	2,044.9	(0.2)	26.8	48.0	(62.8)	317.9	(798.0)	1,576.6

Equity Securities	3.1	—	—	—	—	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(44.7)	12.4	—	—	—	—	—	(32.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$(2.6)	$—	$(0.8)	$—	$—	$136.7
Foreign Governments	69.3	—	0.5	—	—	—	—	69.8
Public Utilities	315.0	—	(3.6)	—	(2.5)	123.9	(75.0)	357.8
All Other Corporate Bonds	1,425.3	2.1	(36.0)	—	(81.7)	384.3	(372.1)	1,321.9
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	1,974.6	2.1	(41.8)	—	(85.0)	508.2	(447.1)	1,911.0

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(5.9)	—	—	—	—	—	(55.8)

	Six Months Ended June 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$11.6	$—	$(0.7)	$—	$(54.5)	$131.5
Foreign Governments	78.5	—	2.7	—	—	—	—	81.2
Public Utilities	139.3	—	6.9	—	(0.1)	105.6	(72.3)	179.4
Mortgage/Asset-Backed Securities	0.5	(0.2)	0.2	—	(0.5)	—	—	—
All Other Corporate Bonds	1,923.3	—	32.3	89.6	(82.0)	302.6	(1,106.1)	1,159.7
Redeemable Preferred Stocks	23.8	—	1.0	—	—	—	—	24.8
Total Fixed Maturity Securities	2,340.5	(0.2)	54.7	89.6	(83.3)	408.2	(1,232.9)	1,576.6

Equity Securities	4.6	2.1	(0.1)	—	(3.5)	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	20.9	—	—	—	—	—	(32.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $(2.0) million and $(5.9) million for the three and six months ended June 30, 2015, respectively, and $12.4 million and $20.9 million for the three and six months ended June 30, 2014, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	June 30, 2015
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$98.6	- Change in Benchmark Reference	(a)	0.25% - 1.00% / 0.71%
All Other Corporate Bonds - Private	382.4	- Comparability Adjustment - Discount for Size - Volatility of Credit - Market Convention	(b) (c) (e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.20% - 5.69% / 0.85% Priced at Par
All Other Corporate Bonds - Public	89.4	- Change in Benchmark Reference - Volatility of Credit	(a) (e)	0.50% - 0.50% / 0.50% 0.93% - 1.41% / 1.19%
Equity Securities - Private	1.1	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(55.8)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2015 and December 31, 2014, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,248.5	$215.3	$10.0	$1,453.8
States, Municipalities, and Political Subdivisions	1,804.2	275.8	6.3	2,073.7
Foreign Governments	1,084.3	187.2	—	1,271.5
Public Utilities	7,063.9	1,189.8	6.9	8,246.8
Mortgage/Asset-Backed Securities	2,389.1	195.9	5.5	2,579.5
All Other Corporate Bonds	26,035.2	3,047.7	187.0	28,895.9
Redeemable Preferred Stocks	44.0	5.4	0.2	49.2
Total Fixed Maturity Securities	$39,669.2	$5,117.1	$215.9	$44,570.4

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$983.5	$255.5	$0.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	377.6	1.1	2,121.5
Foreign Governments	1,101.1	206.3	—	1,307.4
Public Utilities	7,046.1	1,505.4	0.9	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	207.0	0.1	2,431.8
All Other Corporate Bonds	25,658.8	3,828.6	122.2	29,365.2
Redeemable Preferred Stocks	44.0	5.9	—	49.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$124.8	$45,064.9

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2015
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$246.5	$10.0	$—	$—
States, Municipalities, and Political Subdivisions	228.1	6.1	1.8	0.2
Public Utilities	262.3	6.5	6.7	0.4
Mortgage/Asset-Backed Securities	364.4	5.4	1.0	0.1
All Other Corporate Bonds	4,329.7	158.2	304.2	28.8
Redeemable Preferred Stocks	10.8	0.2	—	—
Total Fixed Maturity Securities	$5,441.8	$186.4	$313.7	$29.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

	June 30, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,238.4	$26.7	$1,250.1	$0.1	$14.9
Over 1 year through 5 years	6,882.6	712.8	7,476.1	5.0	114.3
Over 5 years through 10 years	10,057.0	852.2	7,987.7	93.7	2,827.8
Over 10 years	19,102.1	3,329.5	19,886.9	111.6	2,433.1
	37,280.1	4,921.2	36,600.8	210.4	5,390.1
Mortgage/Asset-Backed Securities	2,389.1	195.9	2,214.1	5.5	365.4
Total Fixed Maturity Securities	$39,669.2	$5,117.1	$38,814.9	$215.9	$5,755.5

	December 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,372.0	$34.3	$1,406.3	$—	$—
Over 1 year through 5 years	6,871.2	719.3	7,434.0	9.4	147.1
Over 5 years through 10 years	9,532.9	1,003.3	8,792.3	80.9	1,663.0
Over 10 years	18,802.4	4,422.4	22,490.6	34.4	699.8
	36,578.5	6,179.3	40,123.2	124.7	2,509.9
Mortgage/Asset-Backed Securities	2,224.9	207.0	2,401.9	0.1	29.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$42,525.1	$124.8	$2,539.8
At June 30, 2015, the fair value of investment-grade fixed maturity securities was $40,910.7 million, with a gross unrealized gain of $4,967.5 million and a gross unrealized loss of $140.9 million. The gross unrealized loss on investment-grade fixed maturity securities was 65.3 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At June 30, 2015, the fair value of below-investment-grade fixed maturity securities was $3,659.7 million, with a gross unrealized gain of $149.6 million and a gross unrealized loss of $75.0 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 34.7 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2015, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments - Continued

in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2015, we held 213 individual investment-grade fixed maturity securities and 82 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 8 investment-grade fixed maturity securities and 13 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of June 30, 2015 or December 31, 2014 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At June 30, 2015, we had non-binding commitments of $184.5 million to fund private placement fixed maturity securities.
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

As of June 30, 2015, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $451.0 million, comprised of $220.7 million of tax credit partnerships and $230.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments - Continued

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Income Tax Credits	$10.5	$10.5	$21.0	$20.9
Amortization, net of tax	(5.8)	(5.8)	(11.6)	(11.6)
Income Tax Benefit	$4.7	$4.7	$9.4	$9.3

Additionally, we recognize a liability for all legally binding unfunded commitments to these partnerships, with a corresponding recognition of an invested asset.  Our liability for legally binding unfunded commitments to the tax credit partnerships was $8.1 million at June 30, 2015. Contractually, we are a limited partner in these investments, and our maximum exposure to loss is limited to the carrying value of our investment. We also had non-binding commitments of $149.2 million to fund certain private equity partnerships at June 30, 2015, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $146.2 million and $1.4 million, respectively, as of June 30, 2015.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At June 30, 2015, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the three and six months ended June 30, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	June 30, 2015		December 31, 2014
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$116.8	6.3%	$110.1	5.9%
Industrial	548.0	29.5	542.9	29.2
Office	769.7	41.5	794.0	42.8
Retail	422.0	22.7	409.6	22.1
Total	$1,856.5	100.0%	$1,856.6	100.0%

Region
New England	$103.1	5.6%	$105.6	5.7%
Mid-Atlantic	161.5	8.7	179.4	9.7
East North Central	195.7	10.6	210.6	11.4
West North Central	156.6	8.4	166.2	8.9
South Atlantic	440.4	23.7	453.6	24.4
East South Central	80.2	4.3	75.3	4.1
West South Central	238.2	12.8	215.6	11.6
Mountain	164.0	8.8	116.0	6.2
Pacific	316.8	17.1	334.3	18.0
Total	$1,856.5	100.0%	$1,856.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30 2015	December 31 2014
	(in millions of dollars)
Internal Rating
Aa	$2.8	$7.7
A	604.4	666.0
Baa	1,223.9	1,156.7
Ba	12.8	13.1
B	12.6	13.1
Total	$1,856.5	$1,856.6

Loan-to-Value Ratio
<= 65%	$958.2	$898.7
> 65% <= 75%	772.1	818.0
> 75% <= 85%	89.5	102.3
> 85%	36.7	37.6
Total	$1,856.5	$1,856.6

There were no troubled debt restructurings during the three months ended June 30, 2015 and 2014 and during the six months ended June 30, 2015. During the six months ended June 30, 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million and recognized a $3.0 million realized loss on the troubled debt restructuring. At June 30, 2015 and December 31, 2014, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Balance at Beginning of Period	$1.5	$4.5	$1.5	$1.5
Provision	0.5	—	0.5	3.0
Balance at End of Period	$2.0	$4.5	$2.0	$4.5

At December 31, 2014 we held one impaired mortgage loan with an unpaid principal balance of $14.6 million, a related allowance for credit losses of $1.5 million, and a carrying value of $13.1 million. During the second quarter of 2015, we increased the allowance for credit losses by $0.5 million and recognized a corresponding investment loss, resulting in a carrying value of $12.6 million at June 30, 2015. The unpaid principal balance remains unchanged.

Our average investment in impaired mortgage loans was $12.9 million and $13.0 million for the three and six months ended June 30, 2015, respectively, and $31.2 million and $25.2 million for the three and six months ended June 30, 2014, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

At June 30, 2015, we had non-binding commitments of $113.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

Our investment policy also permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements. These agreements increase our investment income with minimal risk. Our securities lending policy requires that a minimum of 102 percent of the fair value of the securities loaned be maintained as collateral. We may receive cash and/or securities as collateral under these agreements. Cash received as collateral is typically reinvested in short-term investments. If securities are received as collateral, we are not permitted to sell or re-post them.

As of June 30, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $221.8 million, for which we received collateral in the form of cash and securities of $34.9 million and $196.5 million, respectively. As of December 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.5 million, for which we received collateral in the form of cash and securities of $58.4 million and $128.5 million, respectively. We had no outstanding repurchase agreements at June 30, 2015 or December 31, 2014.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

June 30, 2015
Overnight and Continuous
(in millions of dollars)
United States Government and Government Agencies and Authorities	$1.2
Public Utilities	1.0
All Other Corporate Bonds	32.7
Total Borrowings	34.9
Gross Amount of Recognized Liability for Securities Lending Transactions	34.9
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—

Certain of our domestic insurance subsidiaries are members of of regional FHLBs. As members, we obtain access to low-cost funding and also receive dividends based on our stock ownership. Our initial membership purchases of FHLB common stock occurred during 2015, and additional purchases may be required based upon the amount of funds borrowed from FHLBs. As of June 30, 2015, we owned $30.9 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities. As of June 30, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $336.8 million and $101.0 million, respectively.

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
June 30, 2015
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

	June 30, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$39.3	$—	$39.3	$(10.6)	$(25.0)	$3.7
Securities Lending	221.8	—	221.8	(186.9)	(34.9)	—
Total	$261.1	$—	$261.1	$(197.5)	$(59.9)	$3.7

Financial Liabilities:
Derivatives	$74.7	$—	$74.7	$(52.9)	$—	$21.8
Securities Lending	34.9	—	34.9	(34.9)	—	—
Total	$109.6	$—	$109.6	$(87.8)	$—	$21.8

	December 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$28.0	$—	$28.0	$(7.2)	$(15.4)	$5.4
Securities Lending	176.5	—	176.5	(118.1)	(58.4)	—
Total	$204.5	$—	$204.5	$(125.3)	$(73.8)	$5.4

Financial Liabilities:
Derivatives	$92.9	$—	$92.9	$(67.0)	$—	$25.9
Securities Lending	58.4	—	58.4	(58.4)	—	—
Total	$151.3	$—	$151.3	$(125.4)	$—	$25.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Fixed Maturity Securities	$592.9	$589.6	$1,159.1	$1,170.7
Derivatives	11.5	10.3	22.4	20.2
Mortgage Loans	27.4	26.6	55.7	55.0
Policy Loans	4.2	4.0	8.2	7.9
Other Long-term Investments	4.9	12.0	8.8	15.8
Short-term Investments	0.8	0.6	1.7	1.1
Gross Investment Income	641.7	643.1	1,255.9	1,270.7
Less Investment Expenses	7.3	6.9	15.8	14.9
Less Investment Income on Participation Fund Account Assets	3.7	3.8	7.4	7.6
Net Investment Income	$630.7	$632.4	$1,232.7	$1,248.2

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$4.9	$1.0	$7.4	$1.9
Gross Losses on Sales	(1.9)	(1.1)	(7.6)	(6.5)
Other-Than-Temporary Impairment Loss	(8.1)	—	(12.6)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	7.8	2.4	8.9	9.8
Gross Losses on Sales	—	—	—	(0.6)
Impairment Loss	(1.0)	(0.4)	(3.7)	(3.4)
Embedded Derivative in Modified Coinsurance Arrangement	(2.0)	12.4	(5.9)	20.9
All Other Derivatives	0.8	12.7	(0.3)	12.3
Foreign Currency Transactions	0.3	(1.1)	(0.7)	(2.2)
Net Realized Investment Gain (Loss)	$0.8	$25.9	$(14.5)	$32.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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
June 30, 2015
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $12.7 million at June 30, 2015. We held $25.0 million and $15.4 million cash collateral from our counterparties at June 30, 2015 and December 31, 2014, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $51.1 million and $67.0 million at June 30, 2015 and December 31, 2014, respectively. We had no cash posted as collateral to our counterparties at June 30, 2015 and December 31, 2014. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $74.7 million and $92.9 million at June 30, 2015 and December 31, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2014	$150.0	$622.5	$600.0	$97.0	$—	$1,469.5
Additions	—	—	—	—	—	—
Terminations	—	14.2	—	—	—	14.2
Balance at June 30, 2014	$150.0	$608.3	$600.0	$97.0	$—	$1,455.3

Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$1,477.4
Additions	—	—	—	—	10.0	10.0
Terminations	—	22.1	—	—	10.0	32.1
Balance at June 30, 2014	$150.0	$608.3	$600.0	$97.0	$—	$1,455.3

Balance at March 31, 2015	$150.0	$831.5	$600.0	$97.0	$—	$1,678.5
Additions	—	—	—	2.0	27.0	29.0
Terminations	—	14.8	—	27.0	27.0	68.8
Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7

Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	2.0	27.0	29.0
Terminations	—	23.7	—	27.0	27.0	77.7
Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of June 30, 2015 and December 31, 2014, we had $594.3 million and $618.0 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

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

For the three and six months ended June 30, 2015 and 2014, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2015, we expect to amortize approximately $50.3 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries is scheduled to mature during the fourth quarter of 2015, at which time we will reclassify the remaining deferred cash flow hedge gain of approximately $28.7 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2015, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2015 and December 31, 2014, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.6 million and $2.1 million for the three and six months ended June 30, 2015, respectively, and $0.7 million and $2.1 million for the three and six months ended June 30, 2014, respectively, with an offsetting gain on the related interest rate swaps.

As of June 30, 2015 and December 31, 2014, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $3.3 million and $(0.4) million for the three and six months ended June 30, 2015, respectively, and $(3.8) million and $(5.4) million for the three and six months ended June 30, 2014, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three and six months ended June 30, 2015, and 2014, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 5 - Derivative Financial Instruments - Continued

Derivatives not Designated as Hedging Instruments

As of June 30, 2015 and December 31, 2014, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. During 2014, we novated $97.0 million notional amount of our foreign currency interest rate swaps to a new counterparty. In conjunction with the novation, we de-designated these derivatives as hedges and entered into $125.4 million notional amount of offsetting foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

As of June 30, 2015 and December 31, 2014, we held $72.0 million and $97.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$4.8	Other Liabilities	$17.4
Foreign Exchange Contracts	Other L-T Investments	34.5	Other Liabilities	25.0
Total		$39.3		$42.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.3
Foreign Exchange Contracts			Other Liabilities	31.0
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	55.8
Total				$88.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 5 - Derivative Financial Instruments - Continued

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$(15.9)	$(19.5)	26.4	(6.6)

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$13.0	$12.2	$25.5	$23.9
Foreign Exchange Contracts	(0.5)	(1.1)	(1.0)	(2.2)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	0.3	—	0.3	2.5
Foreign Exchange Contracts	1.4	11.1	0.2	9.0
Interest and Debt Expense
Interest Rate Swaps	(0.4)	(0.5)	(0.9)	(0.9)
Total	$13.8	$21.7	$24.1	$32.3
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$(0.4)	$(0.6)	$(0.8)
Foreign Exchange Contracts	1.1	—	0.3	—
Embedded Derivative in Modified Coinsurance Arrangement	(2.0)	12.4	(5.9)	20.9
Total	$(1.2)	$12.0	$(6.2)	$20.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2015	$414.3	$411.9	$(167.4)	$(398.4)	$260.4
Other Comprehensive Income (Loss) Before Reclassifications	(302.6)	(11.0)	64.9	(1.3)	(250.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.4	(9.2)	—	1.8	(7.0)
Net Other Comprehensive Income (Loss)	(302.2)	(20.2)	64.9	0.5	(257.0)
Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4

Balance at March 31, 2014	$325.3	$398.0	$(39.5)	$(229.4)	$454.4
Other Comprehensive Income (Loss) Before Reclassifications	176.6	(12.3)	30.2	(0.7)	193.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.7)	(16.2)	—	0.6	(16.3)
Net Other Comprehensive Income (Loss)	175.9	(28.5)	30.2	(0.1)	177.5
Balance at June 30, 2014	$501.2	$369.5	$(9.3)	$(229.5)	$631.9

Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	(184.6)	16.6	10.9	(0.2)	(157.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.4	(15.9)	—	3.8	(5.7)
Net Other Comprehensive Income (Loss)	(178.2)	0.7	10.9	3.6	(163.0)
Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4

Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	363.8	(3.8)	37.8	(0.9)	396.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	1.7	(23.0)	—	1.3	(20.0)
Net Other Comprehensive Income (Loss)	365.5	(26.8)	37.8	0.4	376.9
Balance at June 30, 2014	$501.2	$369.5	$(9.3)	$(229.5)	$631.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 6 - Accumulated Other Comprehensive Income - Continued

The net unrealized gain on securities consists of the following components:

				Change at June, 30 2015
	June 30	March 31	December 31	Three Months	Six Months
	2015	2015	2014	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,901.2	$6,826.8	$6,261.5	$(1,925.6)	$(1,360.3)
Other Investments	(14.8)	(18.4)	13.9	3.6	(28.7)
Deferred Acquisition Costs	(41.8)	(56.6)	(50.8)	14.8	9.0
Reserves for Future Policy and Contract Benefits	(4,981.6)	(6,513.9)	(6,150.3)	1,532.3	1,168.7
Reinsurance Recoverable	312.9	387.9	365.0	(75.0)	(52.1)
Income Tax	(63.8)	(211.5)	(149.0)	147.7	85.2
Total	$112.1	$414.3	$290.3	$(302.2)	$(178.2)

				Change at June, 30 2014
	June 30	March 31	December 31	Three Months	Six Months
	2014	2014	2013	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,016.1	$5,150.8	$4,054.8	$865.3	$1,961.3
Other Investments	52.7	40.6	55.5	12.1	(2.8)
Deferred Acquisition Costs	(54.7)	(48.9)	(41.6)	(5.8)	(13.1)
Reserves for Future Policy and Contract Benefits	(5,582.0)	(4,939.7)	(4,108.5)	(642.3)	(1,473.5)
Reinsurance Recoverable	349.5	309.9	263.8	39.6	85.7
Income Tax	(280.4)	(187.4)	(88.3)	(93.0)	(192.1)
Total	$501.2	$325.3	$135.7	$175.9	$365.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$7.0	$0.9	$2.2	$(2.8)
Other-Than-Temporary Impairment Loss	(8.1)	—	(12.6)	—
	(1.1)	0.9	(10.4)	(2.8)
Income Tax Expense (Benefit)	(0.7)	0.2	(4.0)	(1.1)
Total	$(0.4)	$0.7	$(6.4)	$(1.7)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$13.0	$12.2	$25.5	$23.9
Loss on Foreign Exchange Contracts	(0.5)	(1.1)	(1.0)	(2.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.3	—	0.3	2.5
Gain on Foreign Exchange Contracts	1.4	11.1	0.2	9.0
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(0.5)	(0.9)	(0.9)
	13.8	21.7	24.1	32.3
Income Tax Expense	4.6	5.5	8.2	9.3
Total	$9.2	$16.2	$15.9	$23.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(2.9)	$(1.4)	$(5.9)	$(2.8)
Amortization of Prior Service Credit	0.1	0.4	0.1	0.8
	(2.8)	(1.0)	(5.8)	(2.0)
Income Tax Benefit	(1.0)	(0.4)	(2.0)	(0.7)
Total	$(1.8)	$(0.6)	$(3.8)	$(1.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$409.4	$386.2	$814.7	$769.7
Group Short-term Disability	151.6	137.8	299.3	275.1
Group Life and Accidental Death & Dismemberment
Group Life	336.0	313.2	671.0	623.1
Accidental Death & Dismemberment	33.3	31.1	65.9	61.7
Supplemental and Voluntary
Individual Disability	118.4	116.0	236.3	231.9
Voluntary Benefits	187.7	173.4	379.4	348.7
	1,236.4	1,157.7	2,466.6	2,310.2
Unum UK
Group Long-term Disability	99.4	105.9	195.9	208.9
Group Life	30.4	33.7	60.9	68.5
Supplemental	12.4	14.4	24.4	28.3
	142.2	154.0	281.2	305.7
Colonial Life
Accident, Sickness, and Disability	198.1	189.2	394.6	378.3
Life	63.3	57.5	125.6	114.9
Cancer and Critical Illness	74.5	70.1	147.9	140.0
	335.9	316.8	668.1	633.2
Closed Block
Individual Disability	144.3	157.8	290.8	318.9
Long-term Care	158.2	157.1	316.4	313.6
All Other	0.5	0.2	0.7	0.5
	303.0	315.1	607.9	633.0
Total Premium Income	$2,017.5	$1,943.6	$4,023.8	$3,882.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2015

Premium Income	$1,236.4	$142.2	$335.9	$303.0	$—	$2,017.5
Net Investment Income	215.7	38.6	36.9	331.7	7.8	630.7
Other Income	31.4	—	—	22.8	0.5	54.7
Operating Revenue	$1,483.5	$180.8	$372.8	$657.5	$8.3	$2,702.9

Operating Income (Loss)	$202.8	$38.3	$77.6	$36.6	$(33.4)	$321.9

Three Months Ended June 30, 2014

Premium Income	$1,157.7	$154.0	$316.8	$315.1	$—	$1,943.6
Net Investment Income	218.2	44.3	35.8	325.8	8.3	632.4
Other Income	30.3	0.2	0.1	24.5	(0.2)	54.9
Operating Revenue	$1,406.2	$198.5	$352.7	$665.4	$8.1	$2,630.9

Operating Income (Loss)	$215.8	$39.6	$74.9	$36.6	$(28.4)	$338.5

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2015

Premium Income	$2,466.6	$281.2	$668.1	$607.9	$—	$4,023.8
Net Investment Income	430.7	62.1	73.9	652.1	13.9	1,232.7
Other Income	62.3	—	—	46.0	0.8	109.1
Operating Revenue	$2,959.6	$343.3	$742.0	$1,306.0	$14.7	$5,365.6

Operating Income (Loss)	$417.1	$70.9	$155.2	$63.3	$(63.3)	$643.2

Six Months Ended June 30, 2014

Premium Income	$2,310.2	$305.7	$633.2	$633.0	$—	$3,882.1
Net Investment Income	441.3	77.9	72.4	641.3	15.3	1,248.2
Other Income	61.2	0.1	—	46.1	1.3	108.7
Operating Revenue	$2,812.7	$383.7	$705.6	$1,320.4	$16.6	$5,239.0

Operating Income (Loss)	$423.3	$76.1	$154.0	$64.9	$(54.9)	$663.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 7 - Segment Information - Continued

	June 30	December 31
	2015	2014
	(in millions of dollars)
Assets
Unum US	$18,644.8	$18,676.5
Unum UK	3,750.4	3,702.5
Colonial Life	3,770.9	3,692.2
Closed Block	33,418.9	33,960.2
Corporate	2,121.8	2,418.8
Total Assets	$61,706.8	$62,450.2

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
Unum Group and Subsidiaries
June 30, 2015
Note 7 - Segment Information - Continued

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars)
Operating Revenue	$2,702.9	$2,630.9	$5,365.6	$5,239.0
Net Realized Investment Gain (Loss)	0.8	25.9	(14.5)	32.2
Total Revenue	$2,703.7	$2,656.8	$5,351.1	$5,271.2

Operating Income	$321.9	$338.5	$643.2	$663.4
Net Realized Investment Gain (Loss)	0.8	25.9	(14.5)	32.2
Non-operating Retirement-related Loss	(2.9)	(1.4)	(5.9)	(2.8)
Costs Related to Early Retirement of Debt	—	(13.2)	—	(13.2)
Income Before Income Tax	$319.8	$349.8	$622.8	$679.6

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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Service Cost	$0.9	$1.0	$—	$1.2	$—	$—
Interest Cost	20.6	22.4	1.9	2.3	1.8	1.9
Expected Return on Plan Assets	(27.2)	(29.4)	(3.1)	(3.5)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	2.8	1.3	0.1	0.1	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.4)
Total	$(2.9)	$(4.7)	$(1.1)	$0.1	$1.6	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 8 - Employee Benefit Plans - Continued

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Service Cost	$1.9	$1.9	$—	$2.3	$—	$0.1
Interest Cost	41.1	44.9	3.9	4.6	3.6	3.9
Expected Return on Plan Assets	(54.4)	(58.9)	(6.2)	(6.9)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	5.7	2.6	0.2	0.2	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.8)
Total	$(5.7)	$(9.5)	$(2.1)	$0.2	$3.2	$2.9

Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions of dollars, except share data)
Numerator
Net Income	$224.3	$239.4	$437.2	$465.2

Denominator (000s)
Weighted Average Common Shares - Basic	248,318.6	256,790.2	249,885.0	258,092.7
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	873.6	1,119.5	820.5	1,210.4
Weighted Average Common Shares - Assuming Dilution	249,192.2	257,909.7	250,705.5	259,303.1

Net Income Per Common Share
Basic	$0.90	$0.93	$1.75	$1.80
Assuming Dilution	$0.90	$0.93	$1.74	$1.79

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2014, a de minimis amount of potential common shares were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were approximately 0.5 million potential common shares that were antidilutive for the six months ended June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common Stock

During the second quarter of 2015, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 21, 2016. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on June 12, 2015. The remaining repurchase amount under the new program was $717.7 million at June 30, 2015.

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(in millions)
Shares Repurchased	3.0	2.9	6.2	5.8
Cost of Shares Repurchased (1)	$103.1	$100.0	$211.2	$200.1

(1) Includes commissions of a de minimis amount and $0.1 million for the three and six month periods ended June 30, 2015, respectively, and $0.1 million for the three and six month periods ended June 30, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
Note 10 - Commitments and Contingent Liabilities - Continued

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
Miscellaneous Matters
Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimate will be paid under this initiative, and as such, established additional reserves for payment of these benefits. Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We are cooperating fully with this examination, as well as with a Delaware Market Conduct examination involving the same issue. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.
In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we will answer the complaints.
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California and filed a motion to dismiss. Rather than oppose the motion, the plaintiff filed an amended complaint, and we filed another motion to dismiss. In August 2014, the District Court dismissed the fraud claim as well as plaintiff’s requests for injunctive and declaratory relief, but granted plaintiff leave to file an amended complaint. The amended complaint alleged breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In October 2014, we answered the second amended complaint. In December 2014, the court ordered plaintiff to show cause why he was an adequate representative with claims typical of the putative class. In March 2015, the court permitted the plaintiff to file a third amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America. The complaint alleges breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 and seeks declaratory and injunctive relief on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In April 2015, we answered the third amended complaint. Also in April 2015, the plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. The motion is fully briefed, and a hearing is set for October 2015. We accrued an estimated loss contingency in the second quarter of 2015, the amount of which was immaterial to our consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2015
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

Note 11 - Other

Debt

At June 30, 2015, short-term debt consisted entirely of our 6.85% notes due in the fourth quarter of 2015. We had no amount outstanding on our revolving credit facility at June 30, 2015.

During the six months ended June 30, 2015, we made principal payments of $48.4 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

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

Operating Performance and Capital Management

For the second quarter of 2015, we reported net income of $224.3 million, or $0.90 per diluted common share, compared to net income of $239.4 million, or $0.93 per diluted common share, in the same period of 2014. For the first six months of 2015, net income was $437.2 million, or $1.74 per diluted common share, compared to net income of $465.2 million, or $1.79 per diluted common share, in the same period of 2014. Included in our results for the applicable periods are costs related to early retirement of debt during the second quarter of 2014, net realized investment gains and losses, including a hedge gain associated with the retirement of debt, and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $222.6 million, or $0.89 per diluted common share, in the second quarter of 2015, compared to $231.7 million, or $0.90 per diluted common share, in the same period of 2014. After-tax operating income was $447.4 million, or $1.78 per diluted common share, in the first six months of 2015, compared to $454.3 million, or $1.75 per diluted common share, in the same period of 2014. Our weighted average common shares outstanding, assuming dilution, equaled 249.2 million and 257.9 million for the second quarters of 2015 and 2014, respectively, and 250.7 million and 259.3 million for the first six months of 2015 and 2014, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, increased in the second quarter and first six months of 2015 relative to the same periods of 2014, driven by combined premium income growth of approximately 5 percent in our principal operating business segments. Net investment income, also a significant source of revenue for us, was lower than the comparable prior year periods. Before-tax operating income, which excludes costs related to last year's early retirement of debt, net realized investment gains and losses, and non-operating retirement-related gains or losses, declined 4.9 percent and 3.0 percent in the second quarter and first six months of 2015, respectively, relative to the comparable prior year periods.

Our Unum US segment reported a decrease in operating income of 6.0 percent and 1.5 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, with less favorable group product risk results in the second quarter of 2015 and lower net investment income in both the second quarter and first six months. Premium income grew 6.8 percent in the second quarter and first six months of 2015 relative to the comparable prior year periods. The benefit ratios for our Unum US segment for the second quarter and first six months of 2015 were 71.2 percent and 69.7 percent, respectively, compared to 70.4 percent and 70.3 percent in the same periods of 2014. Unum US sales increased 0.7 percent and 9.6 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. Persistency is stable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 5.9 percent and 2.0 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, with growth in premium income and overall favorable risk results somewhat offset by lower net investment income. Premium income in local currency increased 1.4 percent and 0.8 percent in the second quarter and first six months of 2015, respectively, relative to the same periods of 2014. The benefit ratios for Unum UK were 70.7 percent and 68.0 percent in the second quarter and first six months of 2015, respectively, compared to 74.0 percent and 72.1 percent in the same periods of 2014. Unum UK sales in local currency increased 6.3 percent and 6.1 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. Persistency is favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 3.6 percent and 0.8 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, primarily due to growth in premium income and favorable risk results. Premium income grew 6.0 percent and 5.5 percent in the second quarter and first six months of 2015, respectively. The benefit ratios for Colonial Life were 50.4 percent and 50.8 percent in the second quarter and first six months of 2015, respectively, compared to 52.0 percent and 51.2 percent in the same periods of 2014. Colonial Life sales increased 5.7 percent and 6.6 percent in the second quarter and first six months of 2015, respectively, compared to the same periods of 2014. Persistency is favorable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported operating income in the second quarter and first six months of 2015 that was consistent with the same periods of 2014. Risk results for our long-term care line of business in the second quarter and first six months of 2015 were less favorable than the very favorable risk results for the same periods of 2014 but were favorable to or within the range of our expectations for this block of business. Risk results for individual disability in the second quarter and first six months of 2015 were favorable relative to the comparable prior year periods and relative to our expectations for this line of business.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.9 billion at June 30, 2015 compared to $6.3 billion at December 31, 2014, with the decrease due primarily to an increase in U.S. Treasury rates during the first six months of 2015. The earned book yield on our investment portfolio was 5.38 percent for the first six months of 2015 compared to a yield of 5.52 percent for full year 2014.

We believe our capital and financial positions are strong. At June 30, 2015, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent and generally consistent with the prior year end. During the first six months of 2015, we repurchased 6.2 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $211 million. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $481 million at June 30, 2015.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. During the remainder of 2015, our focus will remain on profitably growing our business, maintaining solid margins through disciplined pricing, underwriting and expense management, and effectively managing our capital. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact reserve levels for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is contained in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Reconciliation of Non-GAAP Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures of "operating revenue," "before-tax operating income" or "before-tax operating loss," and "after-tax operating income" differ from total revenue, income before income tax, and net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses, non-operating retirement-related gains or losses, and certain other items as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business.

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

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating Revenue	$2,702.9	$2,630.9	$5,365.6	$5,239.0
Net Realized Investment Gain (Loss)	0.8	25.9	(14.5)	32.2
Total Revenue	$2,703.7	$2,656.8	$5,351.1	$5,271.2

Before-tax Operating Income	$321.9	$338.5	$643.2	$663.4
Net Realized Investment Gain (Loss)	0.8	25.9	(14.5)	32.2
Non-operating Retirement-related Loss	(2.9)	(1.4)	(5.9)	(2.8)
Costs Related to Early Retirement of Debt	—	(13.2)	—	(13.2)
Income Before Income Tax	$319.8	$349.8	$622.8	$679.6

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended June 30
	2015		2014
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$222.6	$0.89	$231.7	$0.90
Net Realized Investment Gain, Net of Tax	3.7	0.02	19.0	0.07
Non-operating Retirement-related Loss, Net of Tax	(2.0)	(0.01)	(0.9)	—
Costs Related to Early Retirement of Debt, Net of Tax	—	—	(10.4)	(0.04)
Net Income	$224.3	$0.90	$239.4	$0.93

	Six Months Ended June 30
	2015		2014
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$447.4	$1.78	$454.3	$1.75
Net Realized Investment Gain (Loss), Net of Tax	(6.3)	(0.02)	23.1	0.09
Non-operating Retirement-related Loss, Net of Tax	(3.9)	(0.02)	(1.8)	(0.01)
Costs Related to Early Retirement of Debt, Net of Tax	—	—	(10.4)	(0.04)
Net Income	$437.2	$1.74	$465.2	$1.79

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2015.

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

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Revenue
Premium Income	$2,017.5	3.8%	$1,943.6	$4,023.8	3.7%	$3,882.1
Net Investment Income	630.7	(0.3)	632.4	1,232.7	(1.2)	1,248.2
Net Realized Investment Gain (Loss)	0.8	(96.9)	25.9	(14.5)	(145.0)	32.2
Other Income	54.7	(0.4)	54.9	109.1	0.4	108.7
Total Revenue	2,703.7	1.8	2,656.8	5,351.1	1.5	5,271.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,702.8	3.0	1,653.4	3,356.7	2.2	3,284.7
Commissions	244.6	6.7	229.2	501.5	7.8	465.2
Interest and Debt Expense	38.0	(27.9)	52.7	75.8	(16.3)	90.6
Deferral of Acquisition Costs	(140.7)	12.7	(124.8)	(285.7)	12.6	(253.8)
Amortization of Deferred Acquisition Costs	124.1	16.6	106.4	258.4	14.8	225.0
Compensation Expense	205.0	2.5	200.0	418.1	4.3	401.0
Other Expenses	210.1	10.5	190.1	403.5	6.5	378.9
Total Benefits and Expenses	2,383.9	3.3	2,307.0	4,728.3	3.0	4,591.6

Income Before Income Tax	319.8	(8.6)	349.8	622.8	(8.4)	679.6
Income Tax	95.5	(13.5)	110.4	185.6	(13.4)	214.4

Net Income	$224.3	(6.3)	$239.4	$437.2	(6.0)	$465.2

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.532 and 1.678 for the three months ended June 30, 2015 and 2014, respectively, and 1.525 and 1.669 for the six months ended June 30, 2015 and 2014, respectively. If the 2014 results for our U.K. operations had been translated at the lower exchange rates of 2015, our operating revenue and operating income by segment would have been lower by approximately $17.8 million and $3.6 million, respectively, in the second quarter of 2014, and approximately $33.2 million and $6.6 million, respectively, in the first six months of 2014. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the second quarter and first six months of 2015 increased relative to the same periods of 2014, with combined premium growth in our principal operating business segments of approximately 5 percent due to increased sales, premium rate increases, and stable to favorable persistency for most of our product lines. We are pleased with the continued improvement in premium income, and our premium growth rates for the first six months of 2015 are within the range of our long-term expectations. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income declined in the second quarter and first six months of 2015 relative to the same periods of 2014 due primarily to a decrease in yield on invested assets and lower income from inflation index-linked bonds in our Unum UK segment. Net investment income benefited from a higher level of invested assets relative to the prior year.

Our net realized investment gains and losses for the second quarter and first six months of 2015 were less favorable than the prior year periods. The year over year variances were due primarily to changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized losses in the second quarter and first six months of 2015 compared to realized gains in the prior year periods, as well as a hedge gain associated with the second quarter 2014 early retirement of a portion of the outstanding debt issued by one of our U.K. subsidiaries. Also included in net realized investment gains and losses for the second quarter and first six months of 2015 were other-than-temporary impairment losses on fixed maturity securities. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Although we experienced less favorable risk results for our Unum US segment group products during the second quarter of 2015 relative to the prior year second quarter, our risk results in the aggregate were favorable during the second quarter and first six months of 2015, as previously discussed in our "Executive Summary" contained in this Item 2 and as discussed more fully for each of our segments in "Segment Operating Results" as follows.

Commissions and the deferral of acquisition costs increased in the second quarter and first six months of 2015 relative to the same periods of 2014 due primarily to sales growth in each of our principal operating business segments. Amortization of acquisition costs was higher in the second quarter and first six months of 2015 relative to the same periods of 2014 due primarily to growth in the level of the deferred assets in our Unum US and Colonial Life segments as well as the impact of higher amortization resulting from prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. Also contributing to the increase in amortization of acquisition costs for the first six months of 2015 was a higher level of Unum US supplemental and voluntary policy terminations experienced in the first quarter of 2015 relative to assumptions for certain issue years.

Interest and debt expense was lower for the second quarter and first six months of 2015 than the same periods of 2014 due primarily to $13.2 million of costs related to the early retirement of a portion of debt in the second quarter of 2014.

Other expenses, including compensation expense, increased in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to higher acquisition-related expenses, including sales compensation, and increased legal expenses.

Our income tax rates were more favorable in the second quarter and first six months of 2015 relative to the prior year periods due primarily to refund claims filed for tax credits related to prior years as well as favorable taxes on investment gains and losses. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. In July 2015, an income tax rate reduction was proposed which would reduce the tax rate in the U.K. from the current rate of 20 percent to 19 percent in 2017 and 18 percent in 2020. It is expected that this proposal will be enacted during the third or fourth quarter of 2015. We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. We do not expect this proposed rate reduction, if enacted, to have a material impact on our 2015 financial position or results of operations. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Unum US	$185.3	0.7%	$184.0	$433.7	9.6%	$395.7

Unum UK	£13.4	6.3%	£12.6	£24.4	6.1%	£23.0

Colonial Life	$95.8	5.7%	$90.6	$173.3	6.6%	$162.6

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income	$1,236.4	6.8%	$1,157.7	$2,466.6	6.8%	$2,310.2
Net Investment Income	215.7	(1.1)	218.2	430.7	(2.4)	441.3
Other Income	31.4	3.6	30.3	62.3	1.8	61.2
Total	1,483.5	5.5	1,406.2	2,959.6	5.2	2,812.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	879.8	8.0	814.8	1,719.7	5.9	1,624.3
Commissions	138.5	6.8	129.7	284.4	6.8	266.2
Deferral of Acquisition Costs	(76.5)	9.9	(69.6)	(156.6)	8.8	(143.9)
Amortization of Deferred Acquisition Costs	68.0	14.5	59.4	151.4	16.2	130.3
Other Expenses	270.9	5.8	256.1	543.6	6.1	512.5
Total	1,280.7	7.6	1,190.4	2,542.5	6.4	2,389.4

Operating Income	$202.8	(6.0)	$215.8	$417.1	(1.5)	$423.3

Operating Ratios (% of Premium Income):
Benefit Ratio	71.2%		70.4%	69.7%		70.3%
Other Expense Ratio	21.9%		22.1%	22.0%		22.2%
Operating Income Ratio	16.4%		18.6%	16.9%		18.3%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$409.4	6.0%	$386.2	$814.7	5.8%	$769.7
Group Short-term Disability	151.6	10.0	137.8	299.3	8.8	275.1
Total Premium Income	561.0	7.1	524.0	1,114.0	6.6	1,044.8
Net Investment Income	125.2	(1.8)	127.5	250.2	(3.4)	259.0
Other Income	24.8	8.3	22.9	48.4	8.3	44.7
Total	711.0	5.4	674.4	1,412.6	4.8	1,348.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	467.8	9.0	429.1	910.8	5.7	861.6
Commissions	42.0	5.5	39.8	86.5	6.5	81.2
Deferral of Acquisition Costs	(11.2)	23.1	(9.1)	(21.5)	13.2	(19.0)
Amortization of Deferred Acquisition Costs	8.5	30.8	6.5	16.8	29.2	13.0
Other Expenses	142.7	5.4	135.4	284.5	4.8	271.4
Total	649.8	8.0	601.7	1,277.1	5.7	1,208.2

Operating Income	$61.2	(15.8)	$72.7	$135.5	(3.4)	$140.3

Operating Ratios (% of Premium Income):
Benefit Ratio	83.4%		81.9%	81.8%		82.5%
Other Expense Ratio	25.4%		25.8%	25.5%		26.0%
Operating Income Ratio	10.9%		13.9%	12.2%		13.4%

Persistency:
Group Long-term Disability				91.4%		89.0%
Group Short-term Disability				86.4%		88.3%

Premium income increased in the second quarter and first six months of 2015 compared to the same periods of 2014, driven by favorable persistency in the group long-term disability product line, sales growth for both group long-term and group short-term disability, and premium rate increases. Net investment income declined in the second quarter and first six months of 2015 relative to the same periods of 2014 due to a decrease in the level of invested assets and a decline in yields. Other income, which increased in the second quarter and first six months of 2015 relative to the same periods of 2014, is comprised primarily of fees from administrative services products.

Risk results were less favorable in the second quarter of 2015 compared to the same period of 2014 due to higher claim incidence rates and increased average claim size. Risk results were favorable during the first six months of 2015 compared to the same period of 2014 primarily due to more favorable claim recovery experience. Risk results in the second quarter and first six months of 2015 were negatively affected, relative to the prior year, by the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2015 relative to the same periods of 2014 due to sales growth and the corresponding increase in deferrable expenses. The amortization of acquisition costs increased in the second quarter and first six months of 2015 relative to the same periods of 2014 due to growth in the level of the deferred asset. The other expense ratio for the second quarter and first six months of 2015 was lower compared to the same periods of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Life	$336.0	7.3%	$313.2	$671.0	7.7%	$623.1
Accidental Death & Dismemberment	33.3	7.1	31.1	65.9	6.8	61.7
Total Premium Income	369.3	7.3	344.3	736.9	7.6	684.8
Net Investment Income	33.8	1.8	33.2	67.3	—	67.3
Other Income	0.7	75.0	0.4	1.0	25.0	0.8
Total	403.8	6.9	377.9	805.2	6.9	752.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	269.9	11.8	241.5	530.7	10.4	480.8
Commissions	30.2	7.9	28.0	60.5	7.1	56.5
Deferral of Acquisition Costs	(8.8)	17.3	(7.5)	(16.8)	14.3	(14.7)
Amortization of Deferred Acquisition Costs	6.6	24.5	5.3	13.1	23.6	10.6
Other Expenses	53.4	6.8	50.0	107.3	6.9	100.4
Total	351.3	10.7	317.3	694.8	9.7	633.6

Operating Income	$52.5	(13.4)	$60.6	$110.4	(7.5)	$119.3

Operating Ratios (% of Premium Income):
Benefit Ratio	73.1%		70.1%	72.0%		70.2%
Other Expense Ratio	14.5%		14.5%	14.6%		14.7%
Operating Income Ratio	14.2%		17.6%	15.0%		17.4%

Persistency:
Group Life				88.0%		89.4%
Accidental Death & Dismemberment				88.7%		90.2%

Premium income increased in the second quarter and first six months of 2015 compared to the same periods of 2014 primarily due to an increase in the in-force block resulting from prior year sales growth, partially offset by lower persistency. Net investment income was relatively consistent in the second quarter and first six months of 2015 compared to the same periods of 2014, with growth in the level of invested assets offset by a decrease in yields.

Risk results were unfavorable in the second quarter and first six months of 2015 compared to the same periods of 2014 primarily due to a higher average paid claim size in group life.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due to strong sales in the second half of 2014 and a corresponding increase in deferrable commissions. The amortization of acquisition costs increased in the second quarter and first six months of 2015 compared to the same periods of 2014 due to growth in the level of the deferred asset. The other expense ratio in the second quarter and first six months of 2015 was consistent with the same periods of 2014.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$118.4	2.1%	$116.0	$236.3	1.9%	$231.9
Voluntary Benefits	187.7	8.2	173.4	379.4	8.8	348.7
Total Premium Income	306.1	5.8	289.4	615.7	6.0	580.6
Net Investment Income	56.7	(1.4)	57.5	113.2	(1.6)	115.0
Other Income	5.9	(15.7)	7.0	12.9	(17.8)	15.7
Total	368.7	4.2	353.9	741.8	4.3	711.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	142.1	(1.5)	144.2	278.2	(1.3)	281.9
Commissions	66.3	7.1	61.9	137.4	6.9	128.5
Deferral of Acquisition Costs	(56.5)	6.6	(53.0)	(118.3)	7.4	(110.2)
Amortization of Deferred Acquisition Costs	52.9	11.1	47.6	121.5	13.9	106.7
Other Expenses	74.8	5.8	70.7	151.8	7.9	140.7
Total	279.6	3.0	271.4	570.6	4.2	547.6

Operating Income	$89.1	8.0	$82.5	$171.2	4.6	$163.7

Interest Adjusted Loss Ratio:
Individual Disability	30.6%		30.6%	29.1%		28.9%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	51.7%		52.3%	50.3%		50.7%
Voluntary Benefits	43.1%		48.2%	42.0%		47.1%
Other Expense Ratio	24.4%		24.4%	24.7%		24.2%
Operating Income Ratio	29.1%		28.5%	27.8%		28.2%

Persistency:
Individual Disability				90.4%		90.0%
Voluntary Benefits				75.2%		78.1%

Premium income was higher in the second quarter and first six months of 2015 compared to the same periods of 2014, driven primarily by sales growth, partially offset by a decline in persistency in the voluntary benefits product line. Net investment income in the second quarter and first six months of 2015 was lower than the comparable periods of 2014 due to a decrease in yield on invested assets and lower miscellaneous income, partially offset by an increase in the level of invested assets.

Risk results for the individual disability product line in the second quarter and first six months of 2015 were generally consistent with the same periods of 2014. Risk results for voluntary benefits in the second quarter and first six months of 2015 were favorable compared to the same periods of 2014 due primarily to favorable mortality experience in the life product line and a release of active life reserves in the critical illness product line resulting from a higher level of policy terminations relative to the prior year.

Commissions and deferral of acquisition costs were higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to sales growth. The amortization of deferred acquisition costs was higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due to growth in the level of the deferred asset and the impact of higher amortization resulting from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products. Also contributing to the increase in amortization of deferred acquisition costs for the first six months of 2015 was a higher level of policy terminations in the first quarter of 2015 relative to assumptions for certain issue years. The other expense ratio in the second quarter of 2015 was consistent with the same period of 2014 but slightly higher for the first six months of 2015 relative to the prior year due primarily to higher acquisition-related expenses resulting from the increased level of sales.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$51.9	10.9%	$46.8	$89.2	12.2%	$79.5
Group Short-term Disability	32.4	39.1	23.3	56.4	30.9	43.1
Group Life and AD&D	48.7	(21.8)	62.3	91.6	(11.6)	103.6
Subtotal	133.0	0.5	132.4	237.2	4.9	226.2
Supplemental and Voluntary
Individual Disability	13.0	11.1	11.7	25.3	(3.8)	26.3
Voluntary Benefits	39.3	(1.5)	39.9	171.2	19.6	143.2
Subtotal	52.3	1.4	51.6	196.5	15.9	169.5
Total Sales	$185.3	0.7	$184.0	$433.7	9.6	$395.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$94.8	3.7%	$91.4	$167.3	10.5%	$151.4
Large Case Market	38.2	(6.8)	41.0	69.9	(6.6)	74.8
Subtotal	133.0	0.5	132.4	237.2	4.9	226.2
Supplemental and Voluntary	52.3	1.4	51.6	196.5	15.9	169.5
Total Sales	$185.3	0.7	$184.0	$433.7	9.6	$395.7

Sales of our group products increased in the second quarter and first six months of 2015 compared to the same periods of 2014, with increased sales in the core market segment, which consists of employee groups with fewer than 2,000 lives, partially offset by lower sales in the large case market segment. Group product sales within the core market segment were driven by an increase in sales to both new and existing customers. Group product sales within the large case market decreased primarily as a result of lower new customer account sales. The sales mix in the group market sector for the second quarter and first six months of 2015 was approximately 70 percent core market and 30 percent large case market.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, increased in the second quarter of 2015 compared to the same period of 2014 due to increased sales to new customers. Sales in our individual disability line of business were slightly lower during the first six months of 2015 compared to the same period of 2014 due to lower sales to existing customers. Sales of voluntary benefits decreased slightly in the second quarter of 2015 compared to the same period of 2014 due to lower sales to new customer accounts, which were mostly offset by higher sales to existing customers. Sales of voluntary benefits increased during the first six months of 2015 compared to the same period of 2014 primarily due to favorable growth for new and existing customer accounts within the large case market.

Segment Outlook

During the remainder of 2015, we expect continued premium growth momentum, with stable persistency and sales growth within our existing client relationships. We believe we will achieve year-over-year growth in premium income, with additional improvement in our premium and sales growth rates if the overall economic recovery further accelerates and market pricing adequately reflects the impact of a low interest rate environment.

Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases could unfavorably impact persistency in certain of our product lines. We expect the benefit ratio for our group disability product line for full year 2015 to be generally consistent with the level of 2014, with the impact of the lower claim reserve discount rate offset by premium rate increases we place in the market.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$99.4	(6.1)%	$105.9	$195.9	(6.2)%	$208.9
Group Life	30.4	(9.8)	33.7	60.9	(11.1)	68.5
Supplemental	12.4	(13.9)	14.4	24.4	(13.8)	28.3
Total Premium Income	142.2	(7.7)	154.0	281.2	(8.0)	305.7
Net Investment Income	38.6	(12.9)	44.3	62.1	(20.3)	77.9
Other Income	—	(100.0)	0.2	—	(100.0)	0.1
Total	180.8	(8.9)	198.5	343.3	(10.5)	383.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.6	(11.8)	114.0	191.5	(13.1)	220.4
Commissions	10.3	(2.8)	10.6	22.3	8.8	20.5
Deferral of Acquisition Costs	(2.6)	4.0	(2.5)	(4.6)	(2.1)	(4.7)
Amortization of Deferred Acquisition Costs	2.8	(12.5)	3.2	5.6	(12.5)	6.4
Other Expenses	31.4	(6.5)	33.6	57.6	(11.4)	65.0
Total	142.5	(10.3)	158.9	272.4	(11.4)	307.6

Operating Income	$38.3	(3.3)	$39.6	$70.9	(6.8)	$76.1

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens, translating pounds into dollars decreases current period results relative to the prior period. The discussion of financial and sales results as follows is based on local currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	£64.8	3.0%	£62.9	£128.5	2.7%	£125.1
Group Life	19.7	(1.5)	20.0	39.9	(2.7)	41.0
Supplemental	8.3	(3.5)	8.6	16.1	(5.3)	17.0
Total Premium Income	92.8	1.4	91.5	184.5	0.8	183.1
Net Investment Income	25.2	(4.2)	26.3	40.6	(12.9)	46.6
Other Income	(0.1)	N.M.	0.1	—	(100.0)	0.1
Total	117.9	—	117.9	225.1	(2.0)	229.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	65.6	(3.1)	67.7	125.5	(4.9)	132.0
Commissions	6.8	7.9	6.3	14.7	19.5	12.3
Deferral of Acquisition Costs	(1.7)	13.3	(1.5)	(3.0)	7.1	(2.8)
Amortization of Deferred Acquisition Costs	1.9	—	1.9	3.7	(2.6)	3.8
Other Expenses	20.3	2.0	19.9	37.7	(3.1)	38.9
Total	92.9	(1.5)	94.3	178.6	(3.0)	184.2

Operating Income	£25.0	5.9	£23.6	£46.5	2.0	£45.6

Weighted Average Pound/Dollar Exchange Rate	1.532		1.678	1.525		1.669

Operating Ratios (% of Premium Income):
Benefit Ratio	70.7%		74.0%	68.0%		72.1%
Other Expense Ratio	21.9%		21.7%	20.4%		21.2%
Operating Income Ratio	26.9%		25.8%	25.2%		24.9%

Persistency:
Group Long-term Disability				87.5%		87.5%
Group Life				79.9%		70.4%
Supplemental				87.9%		86.3%

N.M. = not a meaningful percentage

Premium income was higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to growth in our group long-term disability product line resulting from sales growth and stable persistency, partially offset by lower premium income from our group life and supplemental product lines.

Net investment income declined in the second quarter and first six months of 2015 relative to the same prior year periods due primarily to lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The year-over-year decrease in net investment income attributable to these index-linked bonds was partially offset by a more favorable year-over-year change in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by lower claim payments and reserves in the short-term. We expect the movement in interest income and claim reserves, relative to the inflation adjustment, to largely offset over an annual period unless there is an extended period of deflation.

The favorable year-over-year risk results were primarily driven by group life, with lower claim incidence rates and average claim sizes in both the second quarter and first six months of 2015 relative to last year periods. Unfavorable mortality rates contributed to less favorable risk results for the group long-term disability product line in the second quarter of 2015 compared to the same period of 2014, but the impact of lower inflation on claim payments and reserves associated with policies containing an inflation-linked benefit increase feature compared favorably to the second quarter and first six months of 2014 for both group long-term disability and group life.

Risk results for the supplemental product lines were favorable in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to favorable claim incidence rates.

Commissions and deferral of acquisition costs were higher in the second quarter and first six months of 2015 compared to the same prior year periods due primarily to increased sales activity. The amortization of deferred acquisition costs was generally consistent with the prior year periods. The other expense ratio increased slightly during the second quarter of 2015 relative to the same period of 2014 due to continued investment in our business but on a year-to-date basis is below the level of last year due to a continued focus on expense management initiatives.
Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Group Long-term Disability	$14.4	(2.7)%	$14.8	$25.0	(7.7)%	$27.1
Group Life	4.7	(13.0)	5.4	10.2	8.5	9.4
Supplemental	1.4	55.6	0.9	2.0	5.3	1.9
Total Sales	$20.5	(2.8)	$21.1	$37.2	(3.1)	$38.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$10.1	(19.8)%	$12.6	$17.0	(15.8)%	$20.2
Large Case Market	9.0	18.4	7.6	18.2	11.7	16.3
Subtotal	19.1	(5.4)	20.2	35.2	(3.6)	36.5
Supplemental	1.4	55.6	0.9	2.0	5.3	1.9
Total Sales	$20.5	(2.8)	$21.1	$37.2	(3.1)	$38.4

Sales by Product
Group Long-term Disability	£9.4	5.6%	£8.9	£16.4	0.6%	£16.3
Group Life	3.1	(3.1)	3.2	6.7	19.6	5.6
Supplemental	0.9	80.0	0.5	1.3	18.2	1.1
Total Sales	£13.4	6.3	£12.6	£24.4	6.1	£23.0

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£6.6	(13.2)%	£7.6	£11.1	(8.3)%	£12.1
Large Case Market	5.9	31.1	4.5	12.0	22.4	9.8
Subtotal	12.5	3.3	12.1	23.1	5.5	21.9
Supplemental	0.9	80.0	0.5	1.3	18.2	1.1
Total Sales	£13.4	6.3	£12.6	£24.4	6.1	£23.0
Group long-term disability sales increased in the second quarter of 2015 compared to the same period of 2014 due to higher sales to new customers in the large case market, partially offset by a decline in sales to new customers in the core market, which we define as employee groups with fewer than 500 lives. Group long-term disability sales were consistent with the prior year for the first six months of 2015, with higher new customer sales in the large case market mostly offset by lower new customer sales in the core market as well as lower sales to existing customers in the large case market.

Group life sales decreased slightly in the second quarter of 2015 compared to the same period of 2014 due to lower sales to existing customers, partially offset by higher sales to new customers. The increase in group life sales during the first six months of 2015 compared to the same period of 2014 is primarily due to higher sales to new customers in the large case market, with particularly strong growth in the first quarter of 2015.

The increase in supplemental sales during the second quarter of 2015 compared to the same period of 2014 was due to higher sales in our group critical illness product, while the increase for the first six months of 2015 compared to the same period of 2014 was due to higher sales in our individual disability product.

Segment Outlook

Our primary focus during the remainder of 2015 will be a continuance of building on the key capabilities that we believe will enable us to deliver future growth. We expect to continue to improve our profitability through our shift in business mix, premium rate increases, an increased focus on new to market sales, and continued pursuit of efficiency opportunities.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$198.1	4.7%	$189.2	$394.6	4.3%	$378.3
Life	63.3	10.1	57.5	125.6	9.3	114.9
Cancer and Critical Illness	74.5	6.3	70.1	147.9	5.6	140.0
Total Premium Income	335.9	6.0	316.8	668.1	5.5	633.2
Net Investment Income	36.9	3.1	35.8	73.9	2.1	72.4
Other Income	—	(100.0)	0.1	—	—	—
Total	372.8	5.7	352.7	742.0	5.2	705.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	169.3	2.9	164.6	339.7	4.7	324.4
Commissions	71.7	12.9	63.5	145.1	14.3	127.0
Deferral of Acquisition Costs	(61.6)	16.9	(52.7)	(124.5)	18.3	(105.2)
Amortization of Deferred Acquisition Costs	53.3	21.7	43.8	101.4	14.8	88.3
Other Expenses	62.5	6.7	58.6	125.1	6.8	117.1
Total	295.2	6.3	277.8	586.8	6.4	551.6

Operating Income	$77.6	3.6	$74.9	$155.2	0.8	$154.0

Operating Ratios (% of Premium Income):
Benefit Ratio	50.4%		52.0%	50.8%		51.2%
Other Expense Ratio	18.6%		18.5%	18.7%		18.5%
Operating Income Ratio	23.1%		23.6%	23.2%		24.3%

Persistency:
Accident, Sickness, and Disability				75.4%		74.8%
Life				85.4%		84.9%
Cancer and Critical Illness				82.7%		82.5%

Premium income increased in the second quarter and first six months of 2015 relative to the same periods of 2014 as a result of sales growth and favorable persistency. Net investment income was higher in the second quarter and first six months of 2015 relative to the same periods of 2014 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decrease in yield on invested assets.

Risk results were favorable in the second quarter and first six months of 2015 as compared to the same periods of 2014 due primarily to favorable mortality experience in the life product line. Impacting the year-over-year comparison is a release of active life reserves during the first quarter of 2014 due to terminations of older cases in the accident, sickness, and disability and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2015 compared to same periods of 2014 due to growth in the level of the deferred asset and the impact of higher amortization resulting from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. The other expense ratio was higher in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to continued investment in our business.
Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Accident, Sickness, and Disability	$60.4	5.4%	$57.3	$109.7	5.5%	$104.0
Life	18.6	1.6	18.3	34.5	6.2	32.5
Cancer and Critical Illness	16.8	12.0	15.0	29.1	11.5	26.1
Total Sales	$95.8	5.7	$90.6	$173.3	6.6	$162.6

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$66.6	4.4%	$63.8	$122.3	5.9%	$115.5
Large Case Market	9.9	(1.0)	10.0	17.2	(12.7)	19.7
Subtotal	76.5	3.7	73.8	139.5	3.2	135.2
Public Sector	19.3	14.9	16.8	33.8	23.4	27.4
Total Sales	$95.8	5.7	$90.6	$173.3	6.6	$162.6

Sales were higher in the second quarter and first six months of 2015 as compared to the same periods of 2014 primarily due to growth in existing customer account sales. Commercial market sales increased in the second quarter and first six months of 2015 as compared to the same periods of 2014 due to higher existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 lives, and in the large case market. New account sales increased in the core market in the second quarter and first six months of 2015 but were partially offset by lower sales within the large case market. The growth in our public sector market for the second quarter and first six months of 2015 was also attributable to existing customer account sales. The number of new accounts increased 7.9 percent and 9.7 percent, respectively, in the second quarter and first six months of 2015 relative to the comparable periods of 2014.
Segment Outlook

We expect to see continued favorable sales and premium growth trends during the remainder of 2015.  Volatility in net investment income is likely to continue as a result of fluctuations in miscellaneous investment income. We expect our annual benefit ratio for 2015 to be generally consistent with the level of 2014. While we expect the low interest rate environment to continue to pressure our profit margins, we believe our underlying profitability will remain strong.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$144.3	(8.6)%	$157.8	$290.8	(8.8)%	$318.9
Long-term Care	158.2	0.7	157.1	316.4	0.9	313.6
All Other	0.5	150.0	0.2	0.7	40.0	0.5
Total Premium Income	303.0	(3.8)	315.1	607.9	(4.0)	633.0
Net Investment Income	331.7	1.8	325.8	652.1	1.7	641.3
Other Income	22.8	(6.9)	24.5	46.0	(0.2)	46.1
Total	657.5	(1.2)	665.4	1,306.0	(1.1)	1,320.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	553.1	(1.2)	560.0	1,105.8	(0.9)	1,115.6
Commissions	24.1	(5.1)	25.4	49.7	(3.5)	51.5
Interest and Debt Expense	1.7	(5.6)	1.8	3.4	(8.1)	3.7
Other Expenses	42.0	1.0	41.6	83.8	(1.1)	84.7
Total	620.9	(1.3)	628.8	1,242.7	(1.0)	1,255.5

Operating Income	$36.6	—	$36.6	$63.3	(2.5)	$64.9

Interest Adjusted Loss Ratios:
Individual Disability	83.6%		89.4%	81.8%		85.4%
Long-term Care	83.4%		80.8%	85.4%		82.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.9%		13.2%	13.8%		13.4%
Operating Income Ratio	12.1%		11.6%	10.4%		10.3%

Persistency:
Individual Disability				91.1%		91.4%
Long-term Care				95.4%		95.2%

Premium income for individual disability decreased in the second quarter and first six months of 2015 compared to the same periods of 2014 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the second quarter and first six months of 2015 relative to the same periods of 2014 due to increased invested asset levels, partially offset by a decrease in yield on invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the second quarter of 2015 relative to the same period of 2014 primarily due to lower investment income on those investment portfolios. Other income was consistent during the first six months of 2015 compared to the same period in 2014.

Individual disability risk results for the second quarter and first six months of 2015 were favorable compared to the same periods of 2014 due primarily to favorable claim incidence and mortality experience. Long-term care risk results were less favorable in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to higher claim incidence rates compared to the favorable experience in the same periods of 2014.

Interest and debt expense in the second quarter and first six months of 2015 was lower than in the same periods of 2014 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings). The other expense ratio in the second quarter and first six months of 2015 was generally consistent with the same periods of 2014.

Segment Outlook

We intend to continue our focus on operational effectiveness, rate increases, enhancement of our experience analysis tools, and capital management. We expect operating revenue to decline over time as these closed blocks of business wind down, although we anticipate additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates may continue to be issued where we are required to do so under the terms of existing group policies. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. We expect the low interest rate environment to continue to place pressure on our earnings and reserve levels.

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
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Net Investment Income	$7.8	(6.0)%	$8.3	$13.9	(9.2)%	$15.3
Other Income	0.5	N.M.	(0.2)	0.8	(38.5)	1.3
Total	8.3	2.5	8.1	14.7	(11.4)	16.6

Interest and Other Expenses	41.7	(16.1)	49.7	78.0	(7.9)	84.7

Operating Loss Including Costs Related to Early Retirement of Debt	(33.4)	19.7	(41.6)	(63.3)	7.0	(68.1)
Costs Related to Early Retirement of Debt	—	(100.0)	13.2	—	(100.0)	13.2
Operating Loss	$(33.4)	(17.6)	$(28.4)	$(63.3)	(15.3)	$(54.9)

N.M. = not a meaningful percentage

Net investment income was lower in the second quarter and first six months of 2015 compared to the same periods of 2014 due primarily to a decrease in the level of invested assets.

Interest and other expenses were lower in the second quarter and first six months of 2015 relative to the same periods of 2014 primarily due to the $13.2 million of costs incurred during the second quarter of 2014 related to the early retirement of a portion of the outstanding principal of the debt issued by one of our U.K. subsidiaries, partially offset by an increase in legal expenses during the second quarter of 2015.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2015

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,550.4	$178.4	$590.2	$37.9	$1,960.2	$216.3
Capital Goods	3,947.9	432.3	383.4	9.9	3,564.5	442.2
Communications	2,993.5	360.6	388.7	15.1	2,604.8	375.7
Consumer Cyclical	1,381.4	137.6	206.8	7.9	1,174.6	145.5
Consumer Non-Cyclical	5,933.8	615.7	927.0	33.6	5,006.8	649.3
Energy	5,837.9	554.4	1,171.9	60.4	4,666.0	614.8
Financial Institutions	3,263.6	308.3	202.5	4.1	3,061.1	312.4
Mortgage/Asset-Backed	2,579.5	190.4	365.4	5.5	2,214.1	195.9
Sovereigns	1,271.5	187.2	—	—	1,271.5	187.2
Technology	1,313.4	62.9	624.3	12.5	689.1	75.4
Transportation	1,674.0	210.5	139.1	5.6	1,534.9	216.1
U.S. Government Agencies and Municipalities	3,527.5	474.8	476.4	16.3	3,051.1	491.1
Public Utilities	8,246.8	1,182.9	269.0	6.9	7,977.8	1,189.8
Redeemable Preferred Stocks	49.2	5.2	10.8	0.2	38.4	5.4
Total	$44,570.4	$4,901.2	$5,755.5	$215.9	$38,814.9	$5,117.1

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The recent sharp drop in the price of oil is putting pressure on the earnings and cash flows of some of these businesses.  The midstream and pipeline subsector represents our largest exposure within the energy sector. Demand for products in this subsector tends to be more correlated to product volume sales as opposed to the commodity price.  We have minimal exposure to the oilfield service subsector where demand for products is highly correlated with oil and gas prices.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  The majority of our energy sector holdings are investment-grade fixed maturity securities. We perform stress testing on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  Currently, we expect downward ratings pressure on some of our securities, but we do not expect material losses in our energy sector investments.

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2015 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2015. The increase in the unrealized loss on investment-grade fixed maturity securities during the second quarter of 2015 was due primarily to the increase in U.S. Treasury rates which occurred during the period.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$103.9	$3.0	$23.2	$10.1	$2.2
> 90 <= 180 days	15.6	5.7	0.7	0.2	—
> 180 <= 270 days	8.7	—	0.1	—	0.1
> 270 days <= 1 year	0.1	—	—	—	1.0
> 1 year <= 2 years	0.6	7.4	20.4	34.2	43.6
> 2 years <= 3 years	11.9	1.3	2.2	—	—
> 3 years	0.1	0.1	0.9	3.1	3.4
Total	$140.9	$17.5	$47.5	$47.6	$50.3

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$21.7	$2.5	$20.2	$20.8	$0.1
> 90 <= 180 days	1.2	29.1	31.4	0.4	—
> 180 <= 270 days	15.9	15.5	—	—	0.6
> 270 days <= 1 year	11.5	—	—	0.5	—
> 1 year <= 2 years	1.6	9.1	12.8	8.4	6.2
> 2 years <= 3 years	9.4	0.4	0.4	0.3	0.5
> 3 years	5.9	3.2	5.7	6.6	7.3
Sub-total	67.2	59.8	70.5	37.0	14.7

Fair Value < 70% >= 30% of Amortized Cost

<= 90 days	—	—	6.8	—	—
> 90 <= 180 days	—	8.0	—	—	—
> 180 <= 270 days	—	4.6	—	—	—
>270 days <= 1 year	7.8	—	—	—	—
Sub-total	7.8	12.6	6.8	—	—

Total	$75.0	$72.4	$77.3	$37.0	$14.7

We held no fixed maturity securities at June 30, 2015 with a gross unrealized loss of $10.0 million or greater. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or the sale of fixed-maturity securities during the second quarter or first six months of 2015 or 2014.

At June 30, 2015, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At June 30, 2015, we held $174.1 million fair value ($157.0 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At June 30, 2015, our mortgage/asset-backed securities had an average life of 5.25 years, effective duration of 5.88 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2015, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,585.1 million and $3,659.7 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments as well as the banking crisis, and we believe these investments are more vulnerable to potential credit problems.  At June 30, 2015, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,856.5 million and $1,856.6 million on an amortized cost basis at June 30, 2015 and December 31, 2014, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one mortgage loan at June 30, 2015 and December 31, 2014 that was considered impaired and was carried at the estimated net realizable value of $12.6 million and $13.1 million, net of a valuation allowance of $2.0 million and $1.5 million, respectively.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $12.7 million at June 30, 2015. We held $25.0 million of cash collateral from our counterparties at June 30, 2015. The carrying value of fixed maturity securities posted as collateral to our counterparties was $51.1 million at June 30, 2015. We had no cash collateral posted to our counterparties at June 30, 2015. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $40.2 million and $40.4 million on a fair value basis at June 30, 2015 and December 31, 2014, respectively.

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

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were approximately $481 million and $575 million at June 30, 2015 and December 31, 2014, respectively. The June 30, 2015 balance, of which approximately $212 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.6 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2015 and authorizes the repurchase of up to $750 million of common stock through November 2016, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in June 2015. The dollar value of shares remaining under the current repurchase program was approximately $718 million at June 30, 2015. During the first six months of 2015, we repurchased 6.2 million shares at a cost of approximately $211 million.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Our European holding company and its subsidiaries, including Unum Limited, will be impacted by new capital requirements and risk management standards under Solvency II, which will be adopted January 1, 2016.  Solvency II rules and guidance, which are still pending finalization, contain amended requirements on capital adequacy and risk management for insurers.  The impact on our U.K. subsidiaries cannot be fully determined at this time, but adoption is expected to result in an increase in supervisory and disclosure requirements and may also increase capital requirements, potentially affecting our ability to receive dividends from our U.K. subsidiaries.

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

Funding for Employee Benefit Plans

We made contributions during the first six months of 2015 of approximately $38.4 million and £1.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $30.5 million and £2.7 million during the remainder of 2015. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2015. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At June 30, 2015, we had short-term debt of $151.9 million, consisting entirely of our 6.85% notes due in the fourth quarter of 2015, and long-term debt of $2,580.8 million, consisting primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $48.4 million in the first six months of 2015.

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

Commitments

At June 30, 2015, we had legally binding unfunded commitments of $8.1 million to fund tax credit partnership investments and $23.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had non-binding commitments of $184.5 million to fund certain investments in private placement fixed maturity securities, $149.2 million to fund certain private equity partnerships, and $113.0 million to fund certain commercial mortgage loans. These amounts may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. During the first six months of 2015, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $34.9 million of securities lending agreements outstanding at June 30, 2015 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2015 was $36.3 million, and the maximum amount outstanding at any month end was $52.1 million. In addition, at June 30, 2015, we had $196.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2015 was $168.2 million, and the maximum amount outstanding at any month end was $208.7 million.

We had no repurchase agreements outstanding at June 30, 2015. The average balance during the six months ended June 30, 2015 was $0.5 million, and the maximum amount outstanding at any month end was $7.6 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our domestic insurance subsidiaries are members of regional FHLBs. During the six months ended June 30, 2015, we made initial common stock membership purchases and obtained funding advances of $350.0 million for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2015	2014
Net Cash Provided by Operating Activities	$726.4	$725.8
Net Cash Used by Investing Activities	(352.7)	(581.1)
Net Cash Used by Financing Activities	(353.6)	(126.8)
Net Increase in Cash and Bank Deposits	$20.1	$17.9
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
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. Included in the purchase of fixed maturity securities during the first six months of 2015 is the investment of proceeds received from FHLB funding advances. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During the first six months of 2015 and 2014, we made principal payments of $48.4 million and $30.0 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

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

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2015 and 2014 was $211.2 million and $202.7 million, respectively. During the first six months of 2015 and 2014, we paid dividends of $83.5 million and $75.7 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2014. During the first six months of 2015, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Integrated Internal Control Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued Under Certain Employee Benefit Plans

Our U.S. employees are eligible to participate in the Unum Group 401(k) Retirement Plan (the 401(k) Plan).  One of the investment choices in the 401(k) Plan is the Unum Group Unitized Stock Fund, which gives participants the opportunity to invest amounts deposited in their plan accounts in units principally comprised of Unum Group common stock.  The Unum Group common stock held in the stock fund is purchased in open market transactions by the plan trustee.  During the first quarter of 2015, we determined that the number of shares of Unum Group common stock issued under the 401(k) Plan exceeded the number of shares registered under the registration statement covering the 401(k) Plan. Under applicable federal securities laws, plan participants who purchased units that included unregistered shares may have a right to rescind their purchases and require us to repurchase their units for an amount equal to the price paid for the units (or, if the units have been sold, to receive damages for any loss that was incurred on the sale), plus interest.  Generally, the federal statute of limitations applicable to securities rescission rights is one year from the date of acquisition of the security, but in no event later than three years after the security was bona fide offered to the public.

Included in units sold through the 401(k) Plan during the twelve months ended April 28, 2015 were 722,421 unregistered shares. During that period, the closing price of our common stock ranged from a low of $31.05 per share to a high of $36.81 per share.   The failure to register the shares of common stock under the 401(k) Plan was inadvertent. On April 28, 2015, we filed a new registration statement on Form S-8 to register an additional 3,000,000 shares of common stock and related units sold through the 401(k) Plan for offer to plan participants.  In the second quarter of 2015, we commenced a voluntary rescission offer to plan participants who acquired an interest in our common stock as part of units purchased through the 401(k) Plan from April 29, 2014 through April 28, 2015. This rescission offer expires on August 5, 2015. The closing price of our common stock on July 28, 2015 was $36.85 per share.  We do not expect that the exercise of any applicable rescission rights will have a material impact on our results of operations, financial condition, or liquidity.

Share Repurchase Programs

The following table provides information about our share repurchase activity for the second quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1 - April 30, 2015	—	$—	—	$321,474,713
May 1 - May 31, 2015	2,365,000	34.69	2,365,000	738,663,653
June 1 - June 30, 2015	578,864	36.22	578,864	717,696,257
Total	2,943,864		2,943,864

(1)	The average price paid per share excludes the cost of commissions.

(2)
In May 2015, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 21, 2016. This new authorization replaced the December 2013 authorization of $750 million that was scheduled to expire on June 12, 2015.

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

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 30, 2015	By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date: July 30, 2015	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer