Form 10-Q
period 2015-09-30
Unum Group
filed 2015-10-29
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
243,447,405 shares of the registrant's common stock were outstanding as of October 27, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	September 30	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,738.1; $38,803.4)	$44,401.5	$45,064.9
Mortgage Loans	1,925.9	1,856.6
Policy Loans	3,406.0	3,306.6
Other Long-term Investments	590.2	545.0
Short-term Investments	598.1	974.3
Total Investments	50,921.7	51,747.4

Other Assets
Cash and Bank Deposits	109.3	102.5
Accounts and Premiums Receivable	1,621.2	1,634.7
Reinsurance Recoverable	4,770.6	4,906.4
Accrued Investment Income	698.4	696.1
Deferred Acquisition Costs	1,960.9	1,901.3
Goodwill	232.1	198.7
Property and Equipment	529.6	531.7
Income Tax Receivable	—	69.5
Other Assets	660.0	661.9

Total Assets	$61,503.8	$62,450.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,505.6	$1,529.3
Reserves for Future Policy and Contract Benefits	44,544.9	45,929.4
Unearned Premiums	452.8	396.6
Other Policyholders’ Funds	1,656.7	1,657.8
Income Tax Payable	5.7	—
Deferred Income Tax	73.4	62.0
Short-term Debt	506.1	151.9
Long-term Debt	2,217.1	2,628.7
Payables for Collateral on Investments	410.4	73.8
Other Liabilities	1,550.0	1,498.8

Total Liabilities	52,922.7	53,928.3

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 302,386,463 and 301,834,556 shares	30.2	30.2
Additional Paid-in Capital	2,239.2	2,221.2
Accumulated Other Comprehensive Income	22.0	166.4
Retained Earnings	7,814.1	7,302.3
Treasury Stock - at cost: 58,964,507 and 49,524,849 shares	(1,524.4)	(1,198.2)

Total Stockholders' Equity	8,581.1	8,521.9

Total Liabilities and Stockholders' Equity	$61,503.8	$62,450.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,020.8	$1,947.2	$6,044.6	$5,829.3
Net Investment Income	612.1	611.3	1,844.8	1,859.5
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(9.4)	—	(22.0)	—
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(17.2)	1.2	(19.1)	33.4
Net Realized Investment Gain (Loss)	(26.6)	1.2	(41.1)	33.4
Other Income	51.5	54.6	160.6	163.3
Total Revenue	2,657.8	2,614.3	8,008.9	7,885.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,690.9	1,653.6	5,047.6	4,938.3
Commissions	246.3	232.0	747.8	697.2
Interest and Debt Expense	38.1	38.4	113.9	129.0
Deferral of Acquisition Costs	(139.4)	(127.8)	(425.1)	(381.6)
Amortization of Deferred Acquisition Costs	117.0	107.9	375.4	332.9
Compensation Expense	205.9	206.1	624.0	607.1
Other Expenses	200.1	187.1	603.6	566.0
Total Benefits and Expenses	2,358.9	2,297.3	7,087.2	6,888.9

Income Before Income Tax	298.9	317.0	921.7	996.6

Income Tax
Current	95.1	66.8	241.6	191.2
Deferred	—	31.1	39.1	121.1
Total Income Tax	95.1	97.9	280.7	312.3

Net Income	$203.8	$219.1	$641.0	$684.3

Net Income Per Common Share
Basic	$0.83	$0.86	$2.58	$2.67
Assuming Dilution	$0.83	$0.86	$2.57	$2.66

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
		As Adjusted		As Adjusted
Net Income	$203.8	$219.1	$641.0	$684.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(89.6); $(91.9); $(561.7); $583.9)	(168.5)	(152.2)	(1,085.4)	1,130.5
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $113.9; $67.2; $500.8; $(416.5))	215.0	113.0	953.7	(804.2)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $4.7; $5.4; $7.5; $(5.4))	13.4	14.0	14.1	(12.8)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $0.1; $-)	(44.1)	(60.2)	(33.2)	(22.4)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.4; $0.9; $3.3; $1.2)	2.8	2.1	6.4	2.5
Total Other Comprehensive Income (Loss)	18.6	(83.3)	(144.4)	293.6

Comprehensive Income	$222.4	$135.8	$496.6	$977.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2015	2014
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year and End of Period	$30.2	$36.1

Additional Paid-in Capital
Balance at Beginning of Year	2,221.2	2,634.1
Common Stock Activity	18.0	17.1
Balance at End of Period	2,239.2	2,651.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	166.4	255.0
Other Comprehensive Income (Loss)	(144.4)	293.6
Balance at End of Period	22.0	548.6

Retained Earnings
Balance at Beginning of Year	7,302.3	8,064.0
Net Income	641.0	684.3
Dividends to Stockholders (per common share: $0.515; $0.455)	(129.2)	(117.7)
Balance at End of Period	7,814.1	8,630.6

Treasury Stock
Balance at Beginning of Year	(1,198.2)	(2,349.3)
Purchases of Treasury Stock	(326.2)	(300.6)
Balance at End of Period	(1,524.4)	(2,649.9)

Total Stockholders' Equity at End of Period	$8,581.1	$9,216.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2015	2014
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$641.0	$684.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(4.6)	(39.2)
Change in Deferred Acquisition Costs	(49.7)	(48.7)
Change in Insurance Reserves and Liabilities	233.9	234.8
Change in Income Taxes	164.0	208.4
Change in Other Accrued Liabilities	5.7	24.9
Non-cash Components of Net Investment Income	(129.9)	(140.9)
Net Realized Investment (Gain) Loss	41.1	(33.4)
Depreciation	74.0	66.0
Other, Net	23.9	(12.2)
Net Cash Provided by Operating Activities	999.4	944.0

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	605.1	355.6
Proceeds from Maturities of Fixed Maturity Securities	1,718.8	1,284.0
Proceeds from Sales and Maturities of Other Investments	243.4	158.9
Purchases of Fixed Maturity Securities	(3,269.5)	(2,225.8)
Purchases of Other Investments	(343.1)	(150.3)
Net Sales (Purchases) of Short-term Investments	381.5	(31.2)
Net Increase in Payables for Collateral on Investments	336.6	0.7
Acquisition of Business	(54.3)	—
Net Purchases of Property and Equipment	(73.3)	(86.8)
Net Cash Used by Investing Activities	(454.8)	(694.9)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	347.2
Long-term Debt Repayments	(62.6)	(180.2)
Cost Related to Early Retirement of Debt	—	(13.2)
Issuance of Common Stock	3.0	3.8
Repurchase of Common Stock	(326.2)	(304.1)
Dividends Paid to Stockholders	(129.2)	(117.7)
Other, Net	(22.8)	(18.4)
Net Cash Used by Financing Activities	(537.8)	(282.6)

Net Increase (Decrease) in Cash and Bank Deposits	6.8	(33.5)

Cash and Bank Deposits at Beginning of Year	102.5	94.1

Cash and Bank Deposits at End of Period	$109.3	$60.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 2 - Accounting Developments - Continued

	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Consolidated Statements of Income
Net Investment Income	$606.4	$611.3	$4.9	$1,848.0	$1,859.5	$11.5
Income Tax - Current	58.8	66.8	8.0	167.1	191.2	24.1
Income Tax - Deferred	32.2	31.1	(1.1)	125.5	121.1	(4.4)
Net Income	221.1	219.1	(2.0)	692.5	684.3	(8.2)

Net Income Per Common Share
Basic	$0.87	$0.86	$(0.01)	$2.70	$2.67	$(0.03)
Assuming Dilution	$0.87	$0.86	$(0.01)	$2.69	$2.66	$(0.03)

Consolidated Statements of Comprehensive Income
Net Income	$221.1	$219.1	$(2.0)	$692.5	$684.3	$(8.2)

Consolidated Statements of Cash Flows
Net Income				$692.5	$684.3	$(8.2)
Change in Income Taxes				188.7	208.4	19.7
Non-cash Components of Net Investment Income				(129.4)	(140.9)	(11.5)

	December 31, 2014			September 30, 2014
Consolidated Balance Sheets
Other Long-term Investments	$591.9	$545.0	$(46.9)	$558.8	$516.7	$(42.1)
Deferred Income Tax	78.4	62.0	(16.4)	432.7	418.0	(14.7)
Retained Earnings	7,332.8	7,302.3	(30.5)	8,658.0	8,630.6	(27.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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
September 30, 2015
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

	September 30, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,401.5	$44,401.5	$45,064.9	$45,064.9
Mortgage Loans	1,925.9	2,095.5	1,856.6	2,024.2
Policy Loans	3,406.0	3,513.7	3,306.6	3,407.6
Other Long-term Investments
Derivatives	57.1	57.1	28.0	28.0
Equity Securities	1.5	1.5	12.5	12.5
Miscellaneous Long-term Investments	470.9	470.9	438.7	438.7

Liabilities
Policyholders' Funds
Deferred Annuity Products	$614.3	$614.3	$621.4	$621.4
Supplementary Contracts without Life Contingencies	634.3	634.3	600.4	600.4
Short-term Debt	506.1	526.4	151.9	158.9
Long-term Debt	2,217.1	2,430.9	2,628.7	2,912.6
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	—	—
Other Liabilities
Derivatives	56.5	56.5	92.9	92.9
Embedded Derivative in Modified Coinsurance Arrangement	83.1	83.1	49.9	49.9
Unfunded Commitments to Investment Partnerships	7.2	7.2	12.8	12.8

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,165.6 million and $3,068.4 million as of September 30, 2015 and December 31, 2014, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of September 30, 2015, we estimate that the underlying assets of the funds will be liquidated over the next one to twelve years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Short-term Debt: Fair values for short-term debt are obtained from independent pricing services. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $373.5 million as of September 30, 2015 and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $152.9 million and $158.9 million as of September 30, 2015 and December 31, 2014, respectively, and are assigned a Level 2.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $426.2 million and $849.7 million as of September 30, 2015 and December 31, 2014, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $2,004.7 million and $2,062.9 million as of September 30, 2015 and December 31, 2014, respectively, and are assigned a Level 2.

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
September 30, 2015
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
September 30, 2015
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

At September 30, 2015, approximately 15.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

The remaining 84.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 69.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$678.6	$812.8	$—	$1,491.4
States, Municipalities, and Political Subdivisions	—	2,002.8	126.6	2,129.4
Foreign Governments	—	1,156.3	68.3	1,224.6
Public Utilities	405.0	7,593.6	319.5	8,318.1
Mortgage/Asset-Backed Securities	—	2,429.7	—	2,429.7
All Other Corporate Bonds	5,993.7	21,750.4	1,015.1	28,759.2
Redeemable Preferred Stocks	—	24.3	24.8	49.1
Total Fixed Maturity Securities	7,077.3	35,769.9	1,554.3	44,401.5

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	4.9	—	4.9
Foreign Exchange Contracts	—	52.2	—	52.2
Total Derivatives	—	57.1	—	57.1
Equity Securities	—	—	1.5	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$12.9	$—	$12.9
Foreign Exchange Contracts	—	42.5	—	42.5
Credit Default Swaps	—	1.1	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	—	—	83.1	83.1
Total Derivatives	—	56.5	83.1	139.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$169.6	$—
Public Utilities	157.2	231.8	415.1	218.8
All Other Corporate Bonds	2,128.2	2,933.6	3,241.4	2,181.0
Total Fixed Maturity Securities	$2,285.4	$3,165.4	$3,826.1	$2,399.8

	Nine Months Ended September 30
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$219.7	$—	$163.2	$—
Public Utilities	306.1	57.0	470.8	88.1
All Other Corporate Bonds	3,665.3	1,156.9	4,102.0	548.3
Total Fixed Maturity Securities	$4,191.1	$1,213.9	$4,736.0	$636.4

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
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$136.7	$—	$(2.4)	$—	$—	$—	$(7.7)	$126.6
Foreign Governments	69.8	—	(1.5)	—	—	—	—	68.3
Public Utilities	357.8	—	1.3	40.0	—	9.0	(88.6)	319.5
All Other Corporate Bonds	1,321.9	—	(13.9)	—	(61.9)	225.1	(456.1)	1,015.1
Redeemable Preferred Stocks	24.8	—	—	—	—	—	—	24.8
Total Fixed Maturity Securities	1,911.0	—	(16.5)	40.0	(61.9)	234.1	(552.4)	1,554.3

Equity Securities	1.4	—	0.1	—	—	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(55.8)	(27.3)	—	—	—	—	—	(83.1)

	Three Months Ended September 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$131.5	$—	$2.7	$—	$(0.1)	$—	$—	$134.1
Foreign Governments	81.2	—	(0.2)	—	—	—	(44.5)	36.5
Public Utilities	179.4	—	(0.5)	—	—	96.0	(35.2)	239.7
Mortgage/Asset-Backed Securities	—	—	—	—	—	9.2	—	9.2
All Other Corporate Bonds	1,159.7	1.0	(2.7)	—	(17.3)	416.3	(198.3)	1,358.7
Redeemable Preferred Stocks	24.8	—	0.1	—	—	—	—	24.9
Total Fixed Maturity Securities	1,576.6	1.0	(0.6)	—	(17.4)	521.5	(278.0)	1,803.1

Equity Securities	3.1	—	—	—	—	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(32.3)	(2.3)	—	—	—	—	—	(34.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$(4.7)	$—	$(0.8)	$—	$(8.0)	$126.6
Foreign Governments	69.3	—	(1.0)	—	—	—	—	68.3
Public Utilities	315.0	—	(2.9)	40.0	(2.3)	70.7	(101.0)	319.5
All Other Corporate Bonds	1,425.3	2.1	(35.8)	25.0	(142.2)	307.1	(566.4)	1,015.1
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	1,974.6	2.1	(44.5)	65.0	(145.3)	377.8	(675.4)	1,554.3

Equity Securities	1.4	—	0.1	—	—	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(33.2)	—	—	—	—	—	(83.1)

	Nine Months Ended September 30, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$14.3	$—	$(0.7)	$—	$(54.6)	$134.1
Foreign Governments	78.5	—	—	—	—	—	(42.0)	36.5
Public Utilities	139.3	—	4.8	—	(0.2)	126.0	(30.2)	239.7
Mortgage/Asset-Backed Securities	0.5	(0.2)	0.5	9.0	(0.6)	—	—	9.2
All Other Corporate Bonds	1,923.3	1.0	42.4	89.6	(97.6)	569.0	(1,169.0)	1,358.7
Redeemable Preferred Stocks	23.8	—	1.1	—	—	—	—	24.9
Total Fixed Maturity Securities	2,340.5	0.8	63.1	98.6	(99.1)	695.0	(1,295.8)	1,803.1

Equity Securities	4.6	2.1	(0.1)	—	(3.5)	—	—	3.1
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	18.6	—	—	—	—	—	(34.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at period end were $(27.3) million and $(33.2) million for the three and nine months ended September 30, 2015, respectively, and $(2.3) million and $18.6 million for the three and nine months ended September 30, 2014, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	September 30, 2015
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$66.6	- Change in Benchmark Reference	(a)	0.50% - 0.75% / 0.60%
All Other Corporate Bonds - Private	265.8	- Comparability Adjustment - Volatility of Credit - Market Convention	(b) (e) (f)	(0.75%) - (0.75%) / (0.75)% 0.25% - 5.78% / 0.88% Priced at Par
All Other Corporate Bonds - Public	37.5	- Change in Benchmark Reference	(a)	0.75% - 0.75% / 0.75%
Equity Securities - Private	1.1	- Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(83.1)	- Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2015 and December 31, 2014, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,257.1	$237.3	$3.0	$1,491.4
States, Municipalities, and Political Subdivisions	1,840.8	293.8	5.2	2,129.4
Foreign Governments	1,041.9	182.7	—	1,224.6
Public Utilities	7,113.3	1,214.7	9.9	8,318.1
Mortgage/Asset-Backed Securities	2,232.3	198.4	1.0	2,429.7
All Other Corporate Bonds	26,208.7	2,923.5	373.0	28,759.2
Redeemable Preferred Stocks	44.0	5.3	0.2	49.1
Total Fixed Maturity Securities	$39,738.1	$5,055.7	$392.3	$44,401.5

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$983.5	$255.5	$0.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	377.6	1.1	2,121.5
Foreign Governments	1,101.1	206.3	—	1,307.4
Public Utilities	7,046.1	1,505.4	0.9	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	207.0	0.1	2,431.8
All Other Corporate Bonds	25,658.8	3,828.6	122.2	29,365.2
Redeemable Preferred Stocks	44.0	5.9	—	49.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$124.8	$45,064.9

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2015
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$243.3	$3.0	$—	$—
States, Municipalities, and Political Subdivisions	170.1	4.8	3.3	0.4
Public Utilities	260.8	9.0	6.1	0.9
Mortgage/Asset-Backed Securities	104.3	0.9	9.0	0.1
All Other Corporate Bonds	5,052.8	306.2	407.6	66.8
Redeemable Preferred Stocks	10.8	0.2	—	—
Total Fixed Maturity Securities	$5,842.1	$324.1	$426.0	$68.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

	September 30, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,204.7	$23.5	$1,211.1	$0.2	$16.9
Over 1 year through 5 years	6,755.9	658.3	7,135.7	15.2	263.3
Over 5 years through 10 years	10,103.6	825.9	7,511.3	204.7	3,213.5
Over 10 years	19,441.6	3,349.6	19,958.9	171.2	2,661.1
	37,505.8	4,857.3	35,817.0	391.3	6,154.8
Mortgage/Asset-Backed Securities	2,232.3	198.4	2,316.4	1.0	113.3
Total Fixed Maturity Securities	$39,738.1	$5,055.7	$38,133.4	$392.3	$6,268.1

	December 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,372.0	$34.3	$1,406.3	$—	$—
Over 1 year through 5 years	6,871.2	719.3	7,434.0	9.4	147.1
Over 5 years through 10 years	9,532.9	1,003.3	8,792.3	80.9	1,663.0
Over 10 years	18,802.4	4,422.4	22,490.6	34.4	699.8
	36,578.5	6,179.3	40,123.2	124.7	2,509.9
Mortgage/Asset-Backed Securities	2,224.9	207.0	2,401.9	0.1	29.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$42,525.1	$124.8	$2,539.8
At September 30, 2015, the fair value of investment-grade fixed maturity securities was $40,968.0 million, with a gross unrealized gain of $4,975.7 million and a gross unrealized loss of $194.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 49.6 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At September 30, 2015, the fair value of below-investment-grade fixed maturity securities was $3,433.5 million, with a gross unrealized gain of $80.0 million and a gross unrealized loss of $197.8 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 50.4 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2015, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments - Continued

spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2015, we held 212 individual investment-grade fixed maturity securities and 112 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 9 investment-grade fixed maturity securities and 27 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of September 30, 2015 or December 31, 2014 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At September 30, 2015, we had commitments of $47.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of September 30, 2015, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $438.7 million, comprised of $211.4 million of tax credit partnerships and $227.3 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments - Continued

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Income Tax Credits	$10.4	$10.5	$31.4	$31.4
Amortization, net of tax	(5.9)	(5.8)	(17.5)	(17.4)
Income Tax Benefit	$4.5	$4.7	$13.9	$14.0

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $7.2 million of unfunded unconditional commitments at September 30, 2015. We also had commitments of $182.7 million to fund certain private equity partnerships at September 30, 2015, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $148.6 million and $1.3 million, respectively, as of September 30, 2015.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At September 30, 2015, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the three and nine months ended September 30, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	September 30, 2015		December 31, 2014
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$103.6	5.4%	$110.1	5.9%
Industrial	583.9	30.3	542.9	29.2
Office	799.8	41.5	794.0	42.8
Retail	416.6	21.6	409.6	22.1
Other	22.0	1.2	—	—
Total	$1,925.9	100.0%	$1,856.6	100.0%

Region
New England	$100.4	5.2%	$105.6	5.7%
Mid-Atlantic	149.3	7.7	179.4	9.7
East North Central	192.6	10.0	210.6	11.4
West North Central	147.6	7.7	166.2	8.9
South Atlantic	448.5	23.3	453.6	24.4
East South Central	79.7	4.1	75.3	4.1
West South Central	232.2	12.1	215.6	11.6
Mountain	197.9	10.3	116.0	6.2
Pacific	377.7	19.6	334.3	18.0
Total	$1,925.9	100.0%	$1,856.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30 2015	December 31 2014
	(in millions of dollars)
Internal Rating
Aa	$1.1	$7.7
A	591.7	666.0
Baa	1,322.9	1,156.7
Ba	10.2	13.1
B	—	13.1
Total	$1,925.9	$1,856.6

Loan-to-Value Ratio
<= 65%	$956.2	$898.7
> 65% <= 75%	878.9	818.0
> 75% <= 85%	60.8	102.3
> 85%	30.0	37.6
Total	$1,925.9	$1,856.6

There were no troubled debt restructurings during the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. During the nine months ended September 30, 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million and recognized a $3.0 million realized loss on the troubled debt restructuring. At September 30, 2015 and December 31, 2014, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Balance at Beginning of Period	$2.0	$4.5	$1.5	$1.5
Provision	—	—	0.5	3.0
Charge-offs, Net of Recoveries	(2.0)	—	(2.0)	—
Balance at End of Period	$—	$4.5	$—	$4.5

At December 31, 2014 we held one impaired mortgage loan with an unpaid principal balance of $14.6 million, a related allowance for credit losses of $1.5 million, and a carrying value of $13.1 million. During the second quarter of 2015, we increased the allowance for credit losses for the impaired loan by $0.5 million and recognized a corresponding investment loss. The loan was repaid in the third quarter of 2015, with an additional de minimis loss recognized at repayment.

Our average investment in impaired mortgage loans was $8.4 million and $11.5 million for the three and nine months ended September 30, 2015, respectively, and $31.2 million and $27.2 million for the three and nine months ended September 30, 2014, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, we had commitments of $42.4 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

As of September 30, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $213.6 million, for which we received collateral in the form of cash and securities of $26.1 million and $194.8 million, respectively. As of December 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.5 million, for which we received collateral in the form of cash and securities of $58.4 million and $128.5 million, respectively. We had no outstanding repurchase agreements at September 30, 2015 or December 31, 2014.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

September 30, 2015
Overnight and Continuous
(in millions of dollars)
United States Government and Government Agencies and Authorities	$0.7
Public Utilities	0.6
All Other Corporate Bonds	24.8
Total Borrowings	26.1
Gross Amount of Recognized Liability for Securities Lending Transactions	26.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—

Certain of our domestic insurance subsidiaries are members of regional FHLBs. As members, we obtain access to low-cost funding and also receive dividends based on our stock ownership. Our initial membership purchases of FHLB common stock occurred during 2015, and additional purchases may be required based upon the amount of funds borrowed from FHLBs. As of September 30, 2015, we owned $30.9 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities. As of September 30, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $324.8 million and $100.1 million, respectively.

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
September 30, 2015
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

	September 30, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$57.1	$—	$57.1	$(20.0)	$(34.3)	$2.8
Securities Lending	213.6	—	213.6	(187.5)	(26.1)	—
Total	$270.7	$—	$270.7	$(207.5)	$(60.4)	$2.8

Financial Liabilities:
Derivatives	$56.5	$—	$56.5	$(37.3)	$—	$19.2
Securities Lending	26.1	—	26.1	(26.1)	—	—
Total	$82.6	$—	$82.6	$(63.4)	$—	$19.2

	December 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$28.0	$—	$28.0	$(7.2)	$(15.4)	$5.4
Securities Lending	176.5	—	176.5	(118.1)	(58.4)	—
Total	$204.5	$—	$204.5	$(125.3)	$(73.8)	$5.4

Financial Liabilities:
Derivatives	$92.9	$—	$92.9	$(67.0)	$—	$25.9
Securities Lending	58.4	—	58.4	(58.4)	—	—
Total	$151.3	$—	$151.3	$(125.4)	$—	$25.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Fixed Maturity Securities	$573.3	$578.8	$1,732.4	$1,749.5
Derivatives	11.3	10.1	33.7	30.3
Mortgage Loans	26.8	25.8	82.5	80.8
Policy Loans	4.2	4.2	12.4	12.1
Other Long-term Investments	7.1	2.5	15.9	18.3
Short-term Investments	0.7	0.6	2.4	1.7
Gross Investment Income	623.4	622.0	1,879.3	1,892.7
Less Investment Expenses	7.7	7.0	23.5	21.9
Less Investment Income on Participation Fund Account Assets	3.6	3.7	11.0	11.3
Net Investment Income	$612.1	$611.3	$1,844.8	$1,859.5

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$12.4	$3.2	$19.8	$5.1
Gross Losses on Sales	(4.4)	(0.4)	(12.0)	(6.9)
Other-Than-Temporary Impairment Loss	(9.4)	—	(22.0)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.1	1.8	14.0	11.6
Gross Losses on Sales	—	(0.1)	—	(0.7)
Impairment Loss	(1.1)	—	(4.8)	(3.4)
Embedded Derivative in Modified Coinsurance Arrangement	(27.3)	(2.3)	(33.2)	18.6
All Other Derivatives	(1.0)	(0.7)	(1.3)	11.6
Foreign Currency Transactions	(0.9)	(0.3)	(1.6)	(2.5)
Net Realized Investment Gain (Loss)	$(26.6)	$1.2	$(41.1)	$33.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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
September 30, 2015
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $2.8 million at September 30, 2015. We held $34.3 million and $15.4 million cash collateral from our counterparties at September 30, 2015 and December 31, 2014, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $33.2 million and $67.0 million at September 30, 2015 and December 31, 2014, respectively. We had no cash posted as collateral to our counterparties at September 30, 2015 and December 31, 2014. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $56.5 million and $92.9 million at September 30, 2015 and December 31, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2014	$150.0	$608.3	$600.0	$97.0	$—	$1,455.3
Additions	—	250.1	—	—	18.0	268.1
Terminations	—	3.8	—	—	18.0	21.8
Balance at September 30, 2014	$150.0	$854.6	$600.0	$97.0	$—	$1,701.6

Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$1,477.4
Additions	—	250.1	—	—	28.0	278.1
Terminations	—	25.9	—	—	28.0	53.9
Balance at September 30, 2014	$150.0	$854.6	$600.0	$97.0	$—	$1,701.6

Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7
Additions	—	—	—	—	67.0	67.0
Terminations	—	3.5	—	2.0	—	5.5
Balance at September 30, 2015	$150.0	$813.2	$600.0	$70.0	$67.0	$1,700.2

Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	2.0	94.0	96.0
Terminations	—	27.2	—	29.0	27.0	83.2
Balance at September 30, 2015	$150.0	$813.2	$600.0	$70.0	$67.0	$1,700.2

Cash Flow Hedges

As of September 30, 2015 and December 31, 2014, we had $590.8 million and $618.0 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 5 - Derivative Financial Instruments - Continued

For the three and nine months ended September 30, 2015 and 2014, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2015, we expect to amortize approximately $51.5 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. The remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries is scheduled to mature during the fourth quarter of 2015, at which time we will reclassify the remaining deferred cash flow hedge gain of approximately $27.6 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2015, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2015 and December 31, 2014, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.7 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, and $2.3 million and $4.4 million for the three and nine months ended September 30, 2014, respectively, with an offsetting gain on the related interest rate swaps.

As of September 30, 2015 and December 31, 2014, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(4.7) million and $(5.1) million for the three and nine months ended September 30, 2015, respectively, and $3.6 million and $(1.8) million for the three and nine months ended September 30, 2014, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three and nine months ended September 30, 2015, and 2014, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2015 and December 31, 2014, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. During the third quarter of 2014, we entered into $125.4 million notional amount of foreign currency interest rate swaps in conjunction with the previously discussed transaction wherein we de-designated foreign currency interest rate swaps with a notional amount of $97.0 million. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

As of September 30, 2015 and December 31, 2014, we held $70.0 million and $97.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$4.9	Other Liabilities	$12.9
Foreign Exchange Contracts	Other L-T Investments	52.2	Other Liabilities	10.5
Total		$57.1		$23.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.1
Foreign Exchange Contracts			Other Liabilities	32.0
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	83.1
Total				$116.2

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.7	Other Liabilities	$20.8
Foreign Exchange Contracts	Other L-T Investments	22.3	Other Liabilities	39.6
Total		$28.0		$60.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.2
Foreign Exchange Contracts			Other Liabilities	31.3
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	49.9
Total				$82.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(0.8)	$—	$(0.8)	$—
Foreign Exchange Contracts	33.5	0.1	59.9	(6.5)
Total	$32.7	$0.1	$59.1	$(6.5)

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$12.8	$12.0	$38.3	$35.9
Foreign Exchange Contracts	(0.3)	(1.1)	(1.3)	(3.3)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	0.3	(0.2)	0.6	2.3
Foreign Exchange Contracts	(0.2)	(1.1)	—	7.9
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.4)	(1.4)	(1.3)
Total	$12.1	$9.2	$36.2	$41.5
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$0.1	$0.1	$(0.5)	$(0.7)
Foreign Exchange Contracts	(1.1)	(0.8)	(0.8)	(0.8)
Embedded Derivative in Modified Coinsurance Arrangement	(27.3)	(2.3)	(33.2)	18.6
Total	$(28.3)	$(3.0)	$(34.5)	$17.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4
Other Comprehensive Income (Loss) Before Reclassifications	47.0	21.3	(44.1)	0.9	25.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.5)	(7.9)	—	1.9	(6.5)
Net Other Comprehensive Income (Loss)	46.5	13.4	(44.1)	2.8	18.6
Balance at September 30, 2015	$158.6	$405.1	$(146.6)	$(395.1)	$22.0

Balance at June 30, 2014	$501.2	$369.5	$(9.3)	$(229.5)	$631.9
Other Comprehensive Income (Loss) Before Reclassifications	(35.5)	19.9	(60.2)	1.4	(74.4)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(3.7)	(5.9)	—	0.7	(8.9)
Net Other Comprehensive Income (Loss)	(39.2)	14.0	(60.2)	2.1	(83.3)
Balance at September 30, 2014	$462.0	$383.5	$(69.5)	$(227.4)	$548.6

Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	(137.6)	37.9	(33.2)	0.7	(132.2)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	5.9	(23.8)	—	5.7	(12.2)
Net Other Comprehensive Income (Loss)	(131.7)	14.1	(33.2)	6.4	(144.4)
Balance at September 30, 2015	$158.6	$405.1	$(146.6)	$(395.1)	$22.0

Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	328.3	16.1	(22.4)	0.5	322.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(2.0)	(28.9)	—	2.0	(28.9)
Net Other Comprehensive Income (Loss)	326.3	(12.8)	(22.4)	2.5	293.6
Balance at September 30, 2014	$462.0	$383.5	$(69.5)	$(227.4)	$548.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 6 - Accumulated Other Comprehensive Income - Continued

The net unrealized gain on securities consists of the following components:

				Change at September 30, 2015
	September 30	June 30	December 31	Three Months	Nine Months
	2015	2015	2014	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,663.4	$4,901.2	$6,261.5	$(237.8)	$(1,598.1)
Other Investments	(35.1)	(14.8)	13.9	(20.3)	(49.0)
Deferred Acquisition Costs	(40.0)	(41.8)	(50.8)	1.8	10.8
Reserves for Future Policy and Contract Benefits	(4,649.7)	(4,981.6)	(6,150.3)	331.9	1,500.6
Reinsurance Recoverable	308.1	312.9	365.0	(4.8)	(56.9)
Income Tax	(88.1)	(63.8)	(149.0)	(24.3)	60.9
Total	$158.6	$112.1	$290.3	$46.5	$(131.7)

				Change at September 30, 2014
	September 30	June 30	December 31	Three Months	Nine Months
	2014	2014	2013	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$5,794.8	$6,016.1	$4,054.8	$(221.3)	$1,740.0
Other Investments	29.9	52.7	55.5	(22.8)	(25.6)
Deferred Acquisition Costs	(52.3)	(54.7)	(41.6)	2.4	(10.7)
Reserves for Future Policy and Contract Benefits	(5,396.8)	(5,582.0)	(4,108.5)	185.2	(1,288.3)
Reinsurance Recoverable	342.1	349.5	263.8	(7.4)	78.3
Income Tax	(255.7)	(280.4)	(88.3)	24.7	(167.4)
Total	$462.0	$501.2	$135.7	$(39.2)	$326.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$10.2	$5.4	$12.4	$2.6
Other-Than-Temporary Impairment Loss	(9.4)	—	(22.0)	—
	0.8	5.4	(9.6)	2.6
Income Tax Expense (Benefit)	0.3	1.7	(3.7)	0.6
Total	$0.5	$3.7	$(5.9)	$2.0

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$12.8	$12.0	$38.3	$35.9
Loss on Foreign Exchange Contracts	(0.3)	(1.1)	(1.3)	(3.3)
Net Realized Investment Gain (Loss)
Gain (Loss) on Interest Rate Swaps	0.3	(0.2)	0.6	2.3
Gain (Loss) on Foreign Exchange Contracts	(0.2)	(1.1)	—	7.9
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.4)	(1.4)	(1.3)
	12.1	9.2	36.2	41.5
Income Tax Expense	4.2	3.3	12.4	12.6
Total	$7.9	$5.9	$23.8	$28.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(3.0)	$(1.4)	$(8.9)	$(4.2)
Amortization of Prior Service Credit	—	0.4	0.1	1.2
	(3.0)	(1.0)	(8.8)	(3.0)
Income Tax Benefit	(1.1)	(0.3)	(3.1)	(1.0)
Total	$(1.9)	$(0.7)	$(5.7)	$(2.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Business Acquired

On September 3, 2015, we acquired 100 percent of the common shares and voting interests in National Dental Plan Limited and associated companies (National Dental) for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings. National Dental's revenues totaled £14.7 million, or $24.2 million, in 2014. Total assets were £18.6 million, or $28.1 million at the acquisition date, and were primarily comprised of short-term investments, accounts receivable, and intangible assets attributable to benefits derived from National Dental's customer relationships and dental provider network. Total liabilities were £5.0 million, or $7.5 million at the acquisition date, and were primarily comprised of outstanding claims liabilities, unearned premiums, and a deferred tax liability. The purchase price exceeded the fair value of the identifiable net assets by £22.3 million, or $33.7 million, and has been identified as goodwill, primarily attributable to the value of adding dental to our current employee benefit offerings. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entity. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, is not expected to have a material impact on revenue or results of operations during 2015.

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$414.3	$387.7	$1,229.0	$1,157.4
Group Short-term Disability	153.2	138.3	452.5	413.4
Group Life and Accidental Death & Dismemberment
Group Life	336.5	316.1	1,007.5	939.2
Accidental Death & Dismemberment	32.1	32.2	98.0	93.9
Supplemental and Voluntary
Individual Disability	119.6	116.9	355.9	348.8
Voluntary Benefits	186.1	171.5	565.5	520.2
	1,241.8	1,162.7	3,708.4	3,472.9
Unum UK
Group Long-term Disability	100.6	104.5	296.5	313.4
Group Life	29.7	34.1	90.6	102.6
Supplemental	14.3	14.0	38.7	42.3
	144.6	152.6	425.8	458.3
Colonial Life
Accident, Sickness, and Disability	196.5	190.7	591.1	569.0
Life	62.5	57.9	188.1	172.8
Cancer and Critical Illness	74.1	70.8	222.0	210.8
	333.1	319.4	1,001.2	952.6
Closed Block
Individual Disability	142.2	154.0	433.0	472.9
Long-term Care	158.6	158.3	475.0	471.9
All Other	0.5	0.2	1.2	0.7
	301.3	312.5	909.2	945.5
Total Premium Income	$2,020.8	$1,947.2	$6,044.6	$5,829.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2015

Premium Income	$1,241.8	$144.6	$333.1	$301.3	$—	$2,020.8
Net Investment Income	214.3	28.0	35.9	327.5	6.4	612.1
Other Income	28.1	—	0.1	21.5	1.8	51.5
Operating Revenue	$1,484.2	$172.6	$369.1	$650.3	$8.2	$2,684.4

Operating Income (Loss)	$218.7	$32.7	$76.3	$27.7	$(26.9)	$328.5

Three Months Ended September 30, 2014

Premium Income	$1,162.7	$152.6	$319.4	$312.5	$—	$1,947.2
Net Investment Income	214.4	34.4	35.5	317.2	9.8	611.3
Other Income	30.2	—	0.1	23.4	0.9	54.6
Operating Revenue	$1,407.3	$187.0	$355.0	$653.1	$10.7	$2,613.1

Operating Income (Loss)	$212.1	$33.5	$71.0	$25.7	$(25.1)	$317.2

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2015

Premium Income	$3,708.4	$425.8	$1,001.2	$909.2	$—	$6,044.6
Net Investment Income	645.0	90.1	109.8	979.6	20.3	1,844.8
Other Income	90.4	—	0.1	67.5	2.6	160.6
Operating Revenue	$4,443.8	$515.9	$1,111.1	$1,956.3	$22.9	$8,050.0

Operating Income (Loss)	$635.8	$103.6	$231.5	$91.0	$(90.2)	$971.7

Nine Months Ended September 30, 2014

Premium Income	$3,472.9	$458.3	$952.6	$945.5	$—	$5,829.3
Net Investment Income	655.7	112.3	107.9	958.5	25.1	1,859.5
Other Income	91.4	0.1	0.1	69.5	2.2	163.3
Operating Revenue	$4,220.0	$570.7	$1,060.6	$1,973.5	$27.3	$7,852.1

Operating Income (Loss)	$635.4	$109.6	$225.0	$90.6	$(80.0)	$980.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 7 - Segment Information - Continued

	September 30	December 31
	2015	2014
	(in millions of dollars)
Assets
Unum US	$18,630.7	$18,676.5
Unum UK	3,636.3	3,702.5
Colonial Life	3,770.3	3,692.2
Closed Block	33,431.9	33,960.2
Corporate	2,034.6	2,418.8
Total Assets	$61,503.8	$62,450.2

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
September 30, 2015
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

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars)
Operating Revenue	$2,684.4	$2,613.1	$8,050.0	$7,852.1
Net Realized Investment Gain (Loss)	(26.6)	1.2	(41.1)	33.4
Total Revenue	$2,657.8	$2,614.3	$8,008.9	$7,885.5

Operating Income	$328.5	$317.2	$971.7	$980.6
Net Realized Investment Gain (Loss)	(26.6)	1.2	(41.1)	33.4
Non-operating Retirement-related Loss	(3.0)	(1.4)	(8.9)	(4.2)
Costs Related to Early Retirement of Debt	—	—	—	(13.2)
Income Before Income Tax	$298.9	$317.0	$921.7	$996.6

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

The following tables provide the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Service Cost	$1.0	$0.9	$—	$—	$—	$0.1
Interest Cost	20.5	22.5	2.0	2.3	1.7	2.0
Expected Return on Plan Assets	(27.3)	(29.5)	(3.1)	(3.4)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	3.0	1.3	—	0.1	—	—
Prior Service Credit	—	—	—	—	—	(0.4)
Total	$(2.8)	$(4.8)	$(1.1)	$(1.0)	$1.6	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 8 - Employee Benefit Plans - Continued

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Service Cost	$2.9	$2.8	$—	$2.3	$—	$0.2
Interest Cost	61.6	67.4	5.9	6.9	5.3	5.9
Expected Return on Plan Assets	(81.7)	(88.4)	(9.3)	(10.3)	(0.4)	(0.5)
Amortization of:
Net Actuarial Loss	8.7	3.9	0.2	0.3	—	—
Prior Service Credit	—	—	—	—	(0.1)	(1.2)
Total	$(8.5)	$(14.3)	$(3.2)	$(0.8)	$4.8	$4.4

Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions of dollars, except share data)
Numerator
Net Income	$203.8	$219.1	$641.0	$684.3

Denominator (000s)
Weighted Average Common Shares - Basic	245,400.0	253,586.1	248,372.9	256,573.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	924.4	1,209.4	855.2	1,210.1
Weighted Average Common Shares - Assuming Dilution	246,324.4	254,795.5	249,228.1	257,783.7

Net Income Per Common Share
Basic	$0.83	$0.86	$2.58	$2.67
Assuming Dilution	$0.83	$0.86	$2.57	$2.66

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $23.97 to $36.95, and the nonvested performance share units have grant prices ranging from $23.97 to $34.08.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three and nine month periods ended September 30, 2015, there were approximately 0.1 million and 0.3 million potential common shares, respectively, that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. A de minimis amount of potential common shares was antidilutive for the three and nine month periods ended September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common Stock

During the second quarter of 2015, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 21, 2016. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on June 12, 2015. The remaining repurchase amount under the new program was $602.7 million at September 30, 2015.

Common stock repurchases, which are classified as treasury stock and accounted for using the cost method, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(in millions)
Shares Repurchased	3.2	2.9	9.4	8.7
Cost of Shares Repurchased (1)	$115.0	$100.5	$326.2	$300.6

(1) Includes commissions of $0.1 million for each of the nine month periods ended September 30, 2015 and 2014, and a de minimis amount for each of the three month periods ended September 30, 2015 and 2014.

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
September 30, 2015
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
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California and filed a motion to dismiss. Rather than oppose the motion, the plaintiff filed an amended complaint, and we filed another motion to dismiss. In August 2014, the District Court dismissed the fraud claim as well as plaintiff’s requests for injunctive and declaratory relief, but granted plaintiff leave to file an amended complaint. The amended complaint alleged breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In October 2014, we answered the second amended complaint. In December 2014, the court ordered plaintiff to show cause why he was an adequate representative with claims typical of the putative class. In March 2015, the court permitted the plaintiff to file a third amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America. The complaint alleges breach of contract, bad faith, fraud, and violation of Business and Professions Code 17200 and seeks declaratory and injunctive relief on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. In April 2015, we answered the third amended complaint. Also in April 2015, the plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. The motion is fully briefed, and a hearing is scheduled for November 2015. We accrued an estimated loss contingency in the second quarter of 2015, the amount of which was immaterial to our consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2015
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

Note 11 - Other

Debt

At September 30, 2015, short-term debt consisted of $151.9 million 6.85% senior notes due in the fourth quarter of 2015 and $350.0 million 7.125% senior notes due in the third quarter of 2016. Also included in short-term debt was a $4.2 million fair value hedge liability on the $350.0 million notes, with a corresponding fair value hedge asset included in long-term investments.

We had no amount outstanding on our revolving credit facility at September 30, 2015.

During the nine months ended September 30, 2015, we made principal payments of $62.6 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In the second quarter of 2014, we purchased and retired $145.0 million principal of our outstanding 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million. In conjunction with this retirement, we reclassified $13.1 million of the deferred gain on previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain in our consolidated statements of income.

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

Operating Performance and Capital Management

For the third quarter of 2015, we reported net income of $203.8 million, or $0.83 per diluted common share, compared to net income of $219.1 million, or $0.86 per diluted common share, in the same period of 2014. For the first nine months of 2015, net income was $641.0 million, or $2.57 per diluted common share, compared to net income of $684.3 million, or $2.66 per diluted common share, in the same period of 2014. Included in our results for the applicable periods are costs related to early retirement of debt during the second quarter of 2014, net realized investment gains and losses, including a hedge gain associated with the retirement of debt, and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $223.0 million, or $0.91 per diluted common share, in the third quarter of 2015, compared to $219.1 million, or $0.86 per diluted common share, in the same period of 2014. After-tax operating income was $670.4 million, or $2.69 per diluted common share, in the first nine months of 2015, compared to $673.4 million, or $2.61 per diluted common share, in the same period of 2014. Our weighted average common shares outstanding, assuming dilution, equaled 246.3 million and 254.8 million for the third quarters of 2015 and 2014, respectively, and 249.2 million and 257.8 million for the first nine months of 2015 and 2014, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, increased in the third quarter and first nine months of 2015 relative to the same periods of 2014, driven by combined premium income growth of approximately 5 percent in our principal operating business segments. Net investment income, also a significant source of revenue for us, was relatively consistent in the third quarter of 2015 with the prior year third quarter and lower in the first nine months of 2015 compared to the same prior year period. Before-tax operating income, which excludes net realized investment gains and losses, non-operating retirement-related gains or losses, and costs related to last year's early retirement of debt, increased 3.6 percent in the third quarter of 2015 relative to the comparable prior year period but on a year-to-date basis declined 0.9 percent.

Our Unum US segment reported an increase in operating income of 3.1 percent and 0.1 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, with favorable group disability and voluntary benefits product risk results. Premium income grew 6.8 percent in the third quarter and first nine months of 2015 relative to the comparable prior year periods. The benefit ratios for our Unum US segment for the third quarter and first nine months of 2015 were 69.8 percent and 69.7 percent, respectively, compared to 70.4 percent and 70.3 percent in the same periods of 2014. Unum US sales increased 9.7 percent and 9.6 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Persistency is stable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 5.0 percent and 2.9 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, with growth in premium income and overall favorable risk results somewhat offset by lower net investment income. Premium income in local currency increased 2.0 percent and 1.2 percent in the third quarter and first nine months of 2015, respectively, relative to the same periods of 2014. The benefit ratios for Unum UK were 67.8 percent and 68.0 percent in the third quarter and first nine months of 2015, respectively, compared to 70.7 percent and 71.6 percent in the same periods of 2014. Unum UK sales in local currency were consistent in the third quarter but increased 3.9 percent in the first nine months of 2015, compared to the same periods of 2014. Persistency is favorable relative to the prior year and is consistent with our expectations. During the third quarter of 2015, we acquired National Dental Plan Limited and associated companies (National Dental), a leading provider of dental insurance in the U.K. workplace. The acquisition of National Dental did not have a material impact on our operating and sales results for the third quarter or first nine months of 2015. See "Acquisition of Business" contained herein in this Item 2 for further discussion.

Our Colonial Life segment reported an increase in operating income of 7.5 percent and 2.9 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to growth in premium income and favorable risk results. Premium income grew 4.3 percent and 5.1 percent in the third quarter and first nine months of 2015, respectively. The benefit ratios for Colonial Life were 51.2 percent and 51.0 percent in the third quarter and first nine months of 2015, respectively, compared to 52.7 percent and 51.7 percent in the same periods of 2014. Colonial Life sales increased 11.1 percent and 8.1 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Persistency is generally stable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported an increase in operating income of 7.8 percent and 0.4 percent in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, with higher net investment income for the segment and favorable risk results for individual disability. Risk results for our long-term care line of business in the third quarter and first nine months of 2015 were unfavorable compared to the same periods of 2014 but were within the range of our expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.7 billion at September 30, 2015 compared to $6.3 billion at December 31, 2014, with the decrease due primarily to an increase in credit spreads during the first nine months of 2015. The earned book yield on our investment portfolio was 5.36 percent for the first nine months of 2015 compared to a yield of 5.52 percent for full year 2014.

We believe our capital and financial positions are strong. At September 30, 2015, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent and generally consistent with the prior year end. During the first nine months of 2015, we repurchased 9.4 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $326 million. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $484 million at September 30, 2015.

Acquisition of Business

On September 3, 2015, we acquired 100 percent of the common shares and voting interests in National Dental for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a leading provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings in the U.K. National Dental's revenues totaled £14.7 million, or $24.2 million, in 2014. This acquisition is not expected to have a material impact on revenue, operating results, or sales during 2015. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further details on the acquisition.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. Our focus throughout 2015 has remained on profitably growing our business, maintaining solid margins through disciplined pricing, underwriting and expense management, and effectively managing our capital. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact reserve levels for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

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

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Operating Revenue	$2,684.4	$2,613.1	$8,050.0	$7,852.1
Net Realized Investment Gain (Loss)	(26.6)	1.2	(41.1)	33.4
Total Revenue	$2,657.8	$2,614.3	$8,008.9	$7,885.5

Before-tax Operating Income	$328.5	$317.2	$971.7	$980.6
Net Realized Investment Gain (Loss)	(26.6)	1.2	(41.1)	33.4
Non-operating Retirement-related Loss	(3.0)	(1.4)	(8.9)	(4.2)
Costs Related to Early Retirement of Debt	—	—	—	(13.2)
Income Before Income Tax	$298.9	$317.0	$921.7	$996.6

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended September 30
	2015		2014
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$223.0	$0.91	$219.1	$0.86
Net Realized Investment Gain (Loss), Net of Tax	(17.3)	(0.07)	0.9	—
Non-operating Retirement-related Loss, Net of Tax	(1.9)	(0.01)	(0.9)	—
Net Income	$203.8	$0.83	$219.1	$0.86

	Nine Months Ended September 30
	2015		2014
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$670.4	$2.69	$673.4	$2.61
Net Realized Investment Gain (Loss), Net of Tax	(23.6)	(0.10)	24.0	0.10
Non-operating Retirement-related Loss, Net of Tax	(5.8)	(0.02)	(2.7)	(0.01)
Costs Related to Early Retirement of Debt, Net of Tax	—	—	(10.4)	(0.04)
Net Income	$641.0	$2.57	$684.3	$2.66

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2015.

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

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Revenue
Premium Income	$2,020.8	3.8%	$1,947.2	$6,044.6	3.7%	$5,829.3
Net Investment Income	612.1	0.1	611.3	1,844.8	(0.8)	1,859.5
Net Realized Investment Gain (Loss)	(26.6)	N.M.	1.2	(41.1)	N.M.	33.4
Other Income	51.5	(5.7)	54.6	160.6	(1.7)	163.3
Total Revenue	2,657.8	1.7	2,614.3	8,008.9	1.6	7,885.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,690.9	2.3	1,653.6	5,047.6	2.2	4,938.3
Commissions	246.3	6.2	232.0	747.8	7.3	697.2
Interest and Debt Expense	38.1	(0.8)	38.4	113.9	(11.7)	129.0
Deferral of Acquisition Costs	(139.4)	9.1	(127.8)	(425.1)	11.4	(381.6)
Amortization of Deferred Acquisition Costs	117.0	8.4	107.9	375.4	12.8	332.9
Compensation Expense	205.9	(0.1)	206.1	624.0	2.8	607.1
Other Expenses	200.1	6.9	187.1	603.6	6.6	566.0
Total Benefits and Expenses	2,358.9	2.7	2,297.3	7,087.2	2.9	6,888.9

Income Before Income Tax	298.9	(5.7)	317.0	921.7	(7.5)	996.6
Income Tax	95.1	(2.9)	97.9	280.7	(10.1)	312.3

Net Income	$203.8	(7.0)	$219.1	$641.0	(6.3)	$684.3
N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.550 and 1.667 for the three months ended September 30, 2015 and 2014, respectively, and 1.533 and 1.668 for the nine months ended September 30, 2015 and 2014, respectively. If the 2014 results for our U.K. operations had been translated at the lower exchange rates of 2015, our operating revenue and operating income by segment would have been lower by approximately $13.4 million and $2.4 million, respectively, in the third quarter of 2014, and approximately $46.7 million and $9.0 million, respectively, in the first nine months of 2014. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the third quarter and first nine months of 2015 increased relative to the same periods of 2014, with combined premium growth in our principal operating business segments of approximately 5 percent due to increased sales, premium rate increases, and stable to favorable persistency for most of our product lines. We are pleased with the continued improvement in premium income, and our premium growth rates for the first nine months of 2015 are within the range of our long-term expectations. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was generally consistent in the third quarter of 2015 with the prior year third quarter and was lower in the first nine months of 2015 relative to the comparable prior year periods. Primary drivers of year over year variances in comparing both time periods were a decrease in yield on invested assets, lower income from inflation index-linked bonds in our Unum UK segment, higher levels of invested assets, and higher miscellaneous investment income during 2015.

Our net realized investment gains and losses for the third quarter and first nine months of 2015 were less favorable than the prior year periods. The year over year variances were due primarily to changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized losses in the third quarters of both years and in the first nine months of 2015 compared to a realized gain in the first nine months of 2014. We also recognized a hedge gain associated with the second quarter 2014 early retirement of a portion of the outstanding debt issued by one of our U.K. subsidiaries. Also included in net realized investment gains and losses for the third quarter and first nine months of 2015 were other-than-temporary impairment losses on fixed maturity securities. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall risk results were favorable in the third quarter and first nine months of 2015, as previously discussed in our "Executive Summary" contained in this Item 2 and as discussed more fully for each of our segments in "Segment Operating Results" as follows.

Commissions and the deferral of acquisition costs increased in the third quarter and first nine months of 2015 relative to the same periods of 2014 due primarily to sales growth in our Unum US and Colonial Life segments. Amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2015 relative to the same periods of 2014 due primarily to growth in the level of the deferred assets in our Unum US and Colonial Life segments as well as the impact of higher amortization resulting from prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. Also contributing to the increase in amortization of deferred acquisition costs for the first nine months of 2015 relative to the same period last year was a higher level of Unum US supplemental and voluntary policy terminations relative to assumptions for certain issue years.

Interest and debt expense was consistent in the third quarter of 2015 relative to the same period of 2014 but was lower for the first nine months of 2015 compared to the same period of 2014 due primarily to $13.2 million of costs related to the early retirement of a portion of debt during the first nine months of 2014.

Other expenses, including compensation expense, increased in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to higher acquisition-related expenses, including sales compensation, and increased legal expenses.

Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. Our effective tax rate for the first nine months of 2015 is slightly lower than the prior year period, reflecting our 2015 refund claims filed for tax credits related to prior years. In July 2015, an income tax rate reduction was proposed which would reduce the tax rate in the U.K. from the current rate of 20 percent to 19 percent in 2017 and 18 percent in 2020. This proposal may be enacted during the fourth quarter of 2015. If so, we will adjust deferred tax assets and liabilities through income on the date of enactment of a rate change. We do not expect this proposed rate reduction, if enacted, to have a material impact on our 2015 financial position or results of operations. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Unum US	$151.0	9.7%	$137.7	$584.7	9.6%	$533.4

Unum UK	£12.8	—%	£12.8	£37.2	3.9%	£35.8

Colonial Life	$95.3	11.1%	$85.8	$268.6	8.1%	$248.4

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income	$1,241.8	6.8%	$1,162.7	$3,708.4	6.8%	$3,472.9
Net Investment Income	214.3	—	214.4	645.0	(1.6)	655.7
Other Income	28.1	(7.0)	30.2	90.4	(1.1)	91.4
Total	1,484.2	5.5	1,407.3	4,443.8	5.3	4,220.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	866.6	5.9	818.0	2,586.3	5.9	2,442.3
Commissions	137.4	5.4	130.3	421.8	6.4	396.5
Deferral of Acquisition Costs	(74.1)	5.0	(70.6)	(230.7)	7.6	(214.5)
Amortization of Deferred Acquisition Costs	65.0	11.1	58.5	216.4	14.6	188.8
Other Expenses	270.6	4.5	259.0	814.2	5.5	771.5
Total	1,265.5	5.9	1,195.2	3,808.0	6.2	3,584.6

Operating Income	$218.7	3.1	$212.1	$635.8	0.1	$635.4

Operating Ratios (% of Premium Income):
Benefit Ratio	69.8%		70.4%	69.7%		70.3%
Other Expense Ratio	21.8%		22.3%	22.0%		22.2%
Operating Income Ratio	17.6%		18.2%	17.1%		18.3%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$414.3	6.9%	$387.7	$1,229.0	6.2%	$1,157.4
Group Short-term Disability	153.2	10.8	138.3	452.5	9.5	413.4
Total Premium Income	567.5	7.9	526.0	1,681.5	7.0	1,570.8
Net Investment Income	121.7	(2.5)	124.8	371.9	(3.1)	383.8
Other Income	21.6	(5.7)	22.9	70.0	3.6	67.6
Total	710.8	5.5	673.7	2,123.4	5.0	2,022.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	457.1	5.8	431.9	1,367.9	5.8	1,293.5
Commissions	42.4	6.8	39.7	128.9	6.6	120.9
Deferral of Acquisition Costs	(10.3)	10.8	(9.3)	(31.8)	12.4	(28.3)
Amortization of Deferred Acquisition Costs	8.4	29.2	6.5	25.2	29.2	19.5
Other Expenses	142.4	4.5	136.3	426.9	4.7	407.7
Total	640.0	5.8	605.1	1,917.1	5.7	1,813.3

Operating Income	$70.8	3.2	$68.6	$206.3	(1.2)	$208.9

Operating Ratios (% of Premium Income):
Benefit Ratio	80.5%		82.1%	81.3%		82.3%
Other Expense Ratio	25.1%		25.9%	25.4%		26.0%
Operating Income Ratio	12.5%		13.0%	12.3%		13.3%

Persistency:
Group Long-term Disability				92.1%		90.2%
Group Short-term Disability				87.9%		88.9%

Premium income increased in the third quarter and first nine months of 2015 compared to the same periods of 2014, driven by sales growth and premium rate increases for group long-term and short-term disability, as well as favorable persistency in the group long-term disability product line. Net investment income was lower in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to a decrease in the level of invested assets and a decline in yields. Other income, which decreased in the third quarter but increased in the first nine months of 2015 relative to the same periods of 2014, is comprised primarily of fees from administrative services products.

Risk results were favorable in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line. Risk results in the third quarter and first nine months of 2015 were negatively affected, relative to the prior year, by the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to sales growth and the corresponding increase in deferrable expenses. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to growth in the level of the deferred asset. The other expense ratio for the third quarter and first nine months of 2015 was lower compared to the same periods of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Life	$336.5	6.5%	$316.1	$1,007.5	7.3%	$939.2
Accidental Death & Dismemberment	32.1	(0.3)	32.2	98.0	4.4	93.9
Total Premium Income	368.6	5.8	348.3	1,105.5	7.0	1,033.1
Net Investment Income	34.7	2.7	33.8	102.0	0.9	101.1
Other Income	0.5	25.0	0.4	1.5	25.0	1.2
Total	403.8	5.6	382.5	1,209.0	6.5	1,135.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	261.8	7.4	243.7	792.5	9.4	724.5
Commissions	30.0	6.0	28.3	90.5	6.7	84.8
Deferral of Acquisition Costs	(7.9)	8.2	(7.3)	(24.7)	12.3	(22.0)
Amortization of Deferred Acquisition Costs	6.5	25.0	5.2	19.6	24.1	15.8
Other Expenses	53.2	4.7	50.8	160.5	6.2	151.2
Total	343.6	7.1	320.7	1,038.4	8.8	954.3

Operating Income	$60.2	(2.6)	$61.8	$170.6	(5.8)	$181.1

Operating Ratios (% of Premium Income):
Benefit Ratio	71.0%		70.0%	71.7%		70.1%
Other Expense Ratio	14.4%		14.6%	14.5%		14.6%
Operating Income Ratio	16.3%		17.7%	15.4%		17.5%

Persistency:
Group Life				88.5%		89.8%
Accidental Death & Dismemberment				89.5%		90.9%

Premium income increased in the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to an increase in the in-force block resulting from prior year sales growth, partially offset by lower persistency. Net investment income was higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to growth in the level of invested assets mostly offset by a decrease in yields.

Risk results were unfavorable in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to a higher average paid claim size in both group life and accidental death & dismemberment, partially offset by favorable group life waiver experience.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to strong sales in the second half of 2014 and a corresponding increase in deferrable commissions. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to growth in the level of the deferred asset. The other expense ratio in the third quarter and first nine months of 2015 was lower than the same periods of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$119.6	2.3%	$116.9	$355.9	2.0%	$348.8
Voluntary Benefits	186.1	8.5	171.5	565.5	8.7	520.2
Total Premium Income	305.7	6.0	288.4	921.4	6.0	869.0
Net Investment Income	57.9	3.8	55.8	171.1	0.2	170.8
Other Income	6.0	(13.0)	6.9	18.9	(16.4)	22.6
Total	369.6	5.3	351.1	1,111.4	4.6	1,062.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	147.7	3.7	142.4	425.9	0.4	424.3
Commissions	65.0	4.3	62.3	202.4	6.1	190.8
Deferral of Acquisition Costs	(55.9)	3.5	(54.0)	(174.2)	6.1	(164.2)
Amortization of Deferred Acquisition Costs	50.1	7.1	46.8	171.6	11.8	153.5
Other Expenses	75.0	4.3	71.9	226.8	6.7	212.6
Total	281.9	4.6	269.4	852.5	4.3	817.0

Operating Income	$87.7	7.3	$81.7	$258.9	5.5	$245.4

Interest Adjusted Loss Ratio:
Individual Disability	31.4%		31.1%	29.8%		29.7%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	52.3%		52.7%	50.9%		51.3%
Voluntary Benefits	45.8%		47.1%	43.3%		47.1%
Other Expense Ratio	24.5%		24.9%	24.6%		24.5%
Operating Income Ratio	28.7%		28.3%	28.1%		28.2%

Persistency:
Individual Disability				90.2%		89.9%
Voluntary Benefits				75.3%		77.7%

Premium income was higher in the third quarter and first nine months of 2015 compared to the same periods of 2014, driven primarily by sales growth, partially offset by a decline in persistency in the voluntary benefits product line. Net investment income was higher in the third quarter and first nine months of 2015 than in the comparable periods of 2014 due to growth in the level of invested assets and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets.

Risk results for the individual disability product line in the third quarter and first nine months of 2015 were generally consistent with the same periods of 2014. Risk results for voluntary benefits in the third quarter and first nine months of 2015 were favorable compared to the same periods of 2014 due primarily to favorable mortality experience in the life product line and lower claim incidence rates in our accident product line. Also contributing to the favorable risk results for the first nine months of 2015 was a release of active life reserves in the critical illness product line resulting from a higher level of policy terminations relative to the prior year period.

Commissions and deferral of acquisition costs were higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to sales growth. The amortization of deferred acquisition costs was higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to growth in the level of the deferred asset. For the first nine months of 2015, the impact of a higher level of policy terminations in the first quarter of 2015 relative to assumptions for certain issue years as well as the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products also resulted in an increase in amortization in 2015 relative to the prior year.

The other expense ratio in the third quarter of 2015 was lower than the same period of 2014 due to an increase in premium income and a continued focus on operating effectiveness and expense management. The other expense ratio was slightly higher for the first nine months of 2015 relative to the prior year due primarily to higher acquisition-related expenses resulting from the increased level of sales, partially offset by an increase in premium income.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$34.3	22.5%	$28.0	$123.5	14.9%	$107.5
Group Short-term Disability	15.2	(2.6)	15.6	71.6	22.0	58.7
Group Life and AD&D	34.1	1.5	33.6	125.7	(8.4)	137.2
Subtotal	83.6	8.3	77.2	320.8	5.7	303.4
Supplemental and Voluntary
Individual Disability	21.2	47.2	14.4	46.5	14.3	40.7
Voluntary Benefits	46.2	0.2	46.1	217.4	14.8	189.3
Subtotal	67.4	11.4	60.5	263.9	14.7	230.0
Total Sales	$151.0	9.7	$137.7	$584.7	9.6	$533.4

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$61.2	1.3%	$60.4	$228.5	7.9%	$211.8
Large Case Market	22.4	33.3	16.8	92.3	0.8	91.6
Subtotal	83.6	8.3	77.2	320.8	5.7	303.4
Supplemental and Voluntary	67.4	11.4	60.5	263.9	14.7	230.0
Total Sales	$151.0	9.7	$137.7	$584.7	9.6	$533.4

Sales of our group products increased in the third quarter of 2015 compared to the same period of 2014, primarily driven by increased sales to new customers in the large case market segment. Sales of our group products increased in the first nine months of 2015 compared to the same period of 2014 due to increased sales to new and existing customers in the core market segment, which consists of employee groups with fewer than 2,000 lives. The sales mix in the group market sector for the first nine months of 2015 was approximately 70 percent core market and 30 percent large case market.

Sales in our individual disability line of business, which are primarily concentrated in the multi-life market, increased in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to increased sales to new customers. Sales of voluntary benefits were generally consistent in the third quarter of 2015 compared to the same period of 2014 and higher during the first nine months of 2015 compared to the same period of 2014, primarily due to favorable growth for new and existing customer accounts within the large case market.

Segment Outlook

For the full year 2015, we expect to achieve year-over-year premium growth resulting from stable persistency and sales growth within our existing client relationships. We believe additional improvement in our premium and sales growth rates may occur if the overall economic recovery further accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases could unfavorably impact persistency in certain of our product lines. We expect the benefit ratio for our group disability product line for full year 2015 to be generally consistent with the level of 2014, with the impact of the lower claim reserve discount rate offset by premium rate increases we place in the market.

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

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. During the third quarter of 2015, we acquired National Dental, a provider of dental insurance in the U.K. workplace. The acquisition of National Dental did not have a material impact on our operating results or sales for the third quarter and first nine months of 2015. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further details on the acquisition.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$100.6	(3.7)%	$104.5	$296.5	(5.4)%	$313.4
Group Life	29.7	(12.9)	34.1	90.6	(11.7)	102.6
Supplemental	14.3	2.1	14.0	38.7	(8.5)	42.3
Total Premium Income	144.6	(5.2)	152.6	425.8	(7.1)	458.3
Net Investment Income	28.0	(18.6)	34.4	90.1	(19.8)	112.3
Other Income	—	—	—	—	(100.0)	0.1
Total	172.6	(7.7)	187.0	515.9	(9.6)	570.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	98.0	(9.3)	108.0	289.5	(11.8)	328.4
Commissions	11.3	(1.7)	11.5	33.6	5.0	32.0
Deferral of Acquisition Costs	(2.6)	(10.3)	(2.9)	(7.2)	(5.3)	(7.6)
Amortization of Deferred Acquisition Costs	3.2	—	3.2	8.8	(8.3)	9.6
Other Expenses	30.0	(11.0)	33.7	87.6	(11.2)	98.7
Total	139.9	(8.9)	153.5	412.3	(10.6)	461.1

Operating Income	$32.7	(2.4)	$33.5	$103.6	(5.5)	$109.6

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

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	£64.9	3.5%	£62.7	£193.4	3.0%	£187.8
Group Life	19.2	(6.3)	20.5	59.1	(3.9)	61.5
Supplemental	9.2	10.8	8.3	25.3	—	25.3
Total Premium Income	93.3	2.0	91.5	277.8	1.2	274.6
Net Investment Income	18.1	(12.1)	20.6	58.7	(12.6)	67.2
Other Income	—	(100.0)	(0.1)	—	—	—
Total	111.4	(0.5)	112.0	336.5	(1.6)	341.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	63.3	(2.2)	64.7	188.8	(4.0)	196.7
Commissions	7.3	5.8	6.9	22.0	14.6	19.2
Deferral of Acquisition Costs	(1.7)	—	(1.7)	(4.7)	4.4	(4.5)
Amortization of Deferred Acquisition Costs	2.0	5.3	1.9	5.7	—	5.7
Other Expenses	19.4	(3.5)	20.1	57.1	(3.2)	59.0
Total	90.3	(1.7)	91.9	268.9	(2.6)	276.1

Operating Income	£21.1	5.0	£20.1	£67.6	2.9	£65.7

Weighted Average Pound/Dollar Exchange Rate	1.550		1.667	1.533		1.668

Operating Ratios (% of Premium Income):
Benefit Ratio	67.8%		70.7%	68.0%		71.6%
Other Expense Ratio	20.8%		22.0%	20.6%		21.5%
Operating Income Ratio	22.6%		22.0%	24.3%		23.9%

Persistency:
Group Long-term Disability				88.5%		88.4%
Group Life				80.6%		73.3%
Supplemental				88.6%		86.5%

Premium income was higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to growth in our group long-term disability product line resulting from sales growth and favorable persistency, partially offset by lower premium income from our group life product line.

Net investment income declined in the third quarter and first nine months of 2015 relative to the same prior year periods due primarily to lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The year-over-year decrease in net investment income attributable to these index-linked bonds was partially offset by a more favorable year-over-year change in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Although over the intermediate-term the investment return from index-linked bonds generally matches the index-linked claim payments and reserves, the effect on investment income from the inflation index-linked bonds may not be completely offset by lower claim payments and reserves in the short-term. We expect the movement in interest income and claim reserves, relative to the inflation adjustment, to largely offset over an annual period unless there is an extended period of deflation.

The favorable risk results in the third quarter of 2015 as compared to the same period of 2014 were driven primarily by group long-term disability, with favorable claim incidence and recovery rates as well as favorable mortality experience. Group life risk results for the third quarter of 2015 were generally consistent with the prior year period. The favorable risk results for the first nine months of 2015 compared to the prior year period were driven primarily by group life, with a lower claim incidence rate and a lower average claim size. Group long-term disability also had favorable year over year risk results for the first nine months due to favorable claim recovery rates, partially offset by unfavorable mortality.

Commissions were higher in the third quarter and first nine months of 2015 compared to the same prior year periods due primarily to sales growth in the first nine months of 2015. The deferral of acquisition costs and amortization of deferred acquisition costs were generally consistent in the third quarter and first nine months of 2015 relative to the same prior year periods. The other expense ratio decreased in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to a continued focus on expense management initiatives.
Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Group Long-term Disability	$11.8	(1.7)%	$12.0	$36.8	(5.9)%	$39.1
Group Life	6.7	(20.2)	8.4	16.9	(5.1)	17.8
Supplemental	1.2	20.0	1.0	3.2	10.3	2.9
Total Sales	$19.7	(7.9)	$21.4	$56.9	(4.8)	$59.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$12.9	33.0%	$9.7	$29.9	—%	$29.9
Large Case Market	5.6	(47.7)	10.7	23.8	(11.9)	27.0
Subtotal	18.5	(9.3)	20.4	53.7	(5.6)	56.9
Supplemental	1.2	20.0	1.0	3.2	10.3	2.9
Total Sales	$19.7	(7.9)	$21.4	$56.9	(4.8)	$59.8

Sales by Product
Group Long-term Disability	£7.7	8.5%	£7.1	£24.1	3.0%	£23.4
Group Life	4.3	(15.7)	5.1	11.0	2.8	10.7
Supplemental	0.8	33.3	0.6	2.1	23.5	1.7
Total Sales	£12.8	—	£12.8	£37.2	3.9	£35.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£8.3	43.1%	£5.8	£19.4	8.4%	£17.9
Large Case Market	3.7	(42.2)	6.4	15.7	(3.1)	16.2
Subtotal	12.0	(1.6)	12.2	35.1	2.9	34.1
Supplemental	0.8	33.3	0.6	2.1	23.5	1.7
Total Sales	£12.8	—	£12.8	£37.2	3.9	£35.8
Group long-term disability sales increased in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to higher sales to new customers, partially offset by a decline in sales to existing customers.

Group life sales decreased in the third quarter of 2015 compared to the same period of 2014 due to lower sales to new customers in the large case market, partially offset by higher sales to new customers in the core market, which we define as employee groups with fewer than 500 lives. The increase in group life sales during the first nine months of 2015 compared to the same period of 2014 is due to higher sales to new customers in the core market, partially offset by lower sales to existing customers.

The increase in supplemental sales during the third quarter and first nine months of 2015 compared to the same periods of 2014 was due to higher sales in our group critical illness and individual disability products.

Segment Outlook

Our primary focus for 2015 has been a continuance of building on the key capabilities that we believe will enable us to deliver future growth. We expect full year 2015 to have favorable year over year sales and premium growth, with an annual benefit ratio that is generally consistent with 2014. We expect to continue to improve our profitability through our shift in business mix, premium rate increases, an increased focus on new to market sales, and continued pursuit of efficiency opportunities.

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

We remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment. We do, however, see genuine opportunities to grow the market in the U.K. through establishing new relationships with employers, deepening the level of coverage with our existing corporate clients, and through new offerings such as a sick-pay product, an updated offering of our group critical illness product, and the dental product resulting from our acquisition of National Dental. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. We believe the outlook for higher levels of employment, increases in corporate payrolls, and expansion of benefit spending is beginning to improve and will positively impact our sales and operating results, but a sustained low interest rate environment may dampen our profitability. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$196.5	3.0%	$190.7	$591.1	3.9%	$569.0
Life	62.5	7.9	57.9	188.1	8.9	172.8
Cancer and Critical Illness	74.1	4.7	70.8	222.0	5.3	210.8
Total Premium Income	333.1	4.3	319.4	1,001.2	5.1	952.6
Net Investment Income	35.9	1.1	35.5	109.8	1.8	107.9
Other Income	0.1	—	0.1	0.1	—	0.1
Total	369.1	4.0	355.0	1,111.1	4.8	1,060.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	170.5	1.3	168.3	510.2	3.6	492.7
Commissions	72.7	12.5	64.6	217.8	13.7	191.6
Deferral of Acquisition Costs	(62.7)	15.5	(54.3)	(187.2)	17.4	(159.5)
Amortization of Deferred Acquisition Costs	48.8	5.6	46.2	150.2	11.7	134.5
Other Expenses	63.5	7.3	59.2	188.6	7.0	176.3
Total	292.8	3.1	284.0	879.6	5.3	835.6

Operating Income	$76.3	7.5	$71.0	$231.5	2.9	$225.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.2%		52.7%	51.0%		51.7%
Other Expense Ratio	19.1%		18.5%	18.8%		18.5%
Operating Income Ratio	22.9%		22.2%	23.1%		23.6%

Persistency:
Accident, Sickness, and Disability				74.8%		75.3%
Life				85.0%		84.9%
Cancer and Critical Illness				81.6%		83.1%

Premium income increased in the third quarter and first nine months of 2015 relative to the same periods of 2014 as a result of sales growth in all lines of business, partially offset by a decline in persistency in the accident, sickness, and disability and cancer and critical illness product lines. Net investment income was higher in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to an increase in the level of invested assets, partially offset by a decrease in yield on invested assets.

Risk results were favorable in the third quarter and first nine months of 2015 as compared to the same periods of 2014 due primarily to favorable mortality in the life product line and the release of active life reserves in the accident, sickness, and disability and cancer and critical illness product lines related to policy terminations.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2015 compared to same periods of 2014 due to growth in the level of the deferred asset. The prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products also resulted in an increase in amortization for the first nine months of 2015 compared to the same prior year period. The other expense ratio was higher in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to continued investment in our business.
Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Sales by Product
Accident, Sickness, and Disability	$59.9	6.8%	$56.1	$169.6	5.9%	$160.1
Life	18.6	18.5	15.7	53.1	10.2	48.2
Cancer and Critical Illness	16.8	20.0	14.0	45.9	14.5	40.1
Total Sales	$95.3	11.1	$85.8	$268.6	8.1	$248.4

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$60.1	3.6%	$58.0	$182.4	5.1%	$173.5
Large Case Market	11.7	27.2	9.2	28.9	—	28.9
Subtotal	71.8	6.8	67.2	211.3	4.4	202.4
Public Sector	23.5	26.3	18.6	57.3	24.6	46.0
Total Sales	$95.3	11.1	$85.8	$268.6	8.1	$248.4

Sales were higher in the third quarter and first nine months of 2015 as compared to the same periods of 2014 due to growth in new and existing customer account sales. Commercial market sales increased in the third quarter and first nine months of 2015 as compared to the same periods of 2014 due to higher existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 lives, and in the large case market. The growth in our public sector market for the third quarter and first nine months of 2015 was attributable to new and existing customer account sales. The number of new accounts increased 10.9 percent and 10.1 percent, respectively, in the third quarter and first nine months of 2015 relative to the comparable periods of 2014.
Segment Outlook

We expect full year 2015 to have favorable sales and premium growth trends, with an annual benefit ratio that is generally consistent with the level of 2014. While we expect the low interest rate environment to continue to pressure our profit margins, we believe our underlying profitability will remain strong.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$142.2	(7.7)%	$154.0	$433.0	(8.4)%	$472.9
Long-term Care	158.6	0.2	158.3	475.0	0.7	471.9
All Other	0.5	150.0	0.2	1.2	71.4	0.7
Total Premium Income	301.3	(3.6)	312.5	909.2	(3.8)	945.5
Net Investment Income	327.5	3.2	317.2	979.6	2.2	958.5
Other Income	21.5	(8.1)	23.4	67.5	(2.9)	69.5
Total	650.3	(0.4)	653.1	1,956.3	(0.9)	1,973.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	555.8	(0.6)	559.3	1,661.6	(0.8)	1,674.9
Commissions	24.9	(2.7)	25.6	74.6	(3.2)	77.1
Interest and Debt Expense	1.6	(11.1)	1.8	5.0	(9.1)	5.5
Other Expenses	40.3	(1.0)	40.7	124.1	(1.0)	125.4
Total	622.6	(0.8)	627.4	1,865.3	(0.9)	1,882.9

Operating Income	$27.7	7.8	$25.7	$91.0	0.4	$90.6

Interest Adjusted Loss Ratios:
Individual Disability	80.8%		82.3%	81.4%		84.4%
Long-term Care	89.9%		88.5%	86.9%		84.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.4%		13.0%	13.6%		13.3%
Operating Income Ratio	9.2%		8.2%	10.0%		9.6%

Persistency:
Individual Disability				91.0%		91.1%
Long-term Care				95.4%		95.1%

Premium income for individual disability decreased in the third quarter and first nine months of 2015 compared to the same periods of 2014 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the third quarter and first nine months of 2015 relative to the same periods of 2014 due to increased invested asset levels and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the third quarter and first nine months of 2015 relative to the same periods of 2014 primarily due to lower investment income on those investment portfolios.

Individual disability risk results for the third quarter and first nine months of 2015 were favorable compared to the same periods of 2014 due primarily to favorable claim incidence rates. Long-term care risk results were unfavorable in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to higher claim incidence rates and lower claim recovery rates compared to the same periods of 2014.

Interest and debt expense in the third quarter and first nine months of 2015 was lower than in the same periods of 2014 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings). The other expense ratio in the third quarter and first nine months of 2015 was generally consistent with the same periods of 2014.

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
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	% Change	2014	2015	% Change	2014
Operating Revenue
Net Investment Income	$6.4	(34.7)%	$9.8	$20.3	(19.1)%	$25.1
Other Income	1.8	100.0	0.9	2.6	18.2	2.2
Total	8.2	(23.4)	10.7	22.9	(16.1)	27.3

Interest and Other Expenses	35.1	(2.0)	35.8	113.1	(6.1)	120.5

Operating Loss Including Costs Related to Early Retirement of Debt	(26.9)	(7.2)	(25.1)	(90.2)	3.2	(93.2)
Costs Related to Early Retirement of Debt	—	—	—	—	(100.0)	13.2
Operating Loss	$(26.9)	(7.2)	$(25.1)	$(90.2)	(12.8)	$(80.0)

Net investment income was lower in the third quarter and first nine months of 2015 compared to the same periods of 2014 due primarily to a decrease in both the level of invested assets and the yield on invested assets.

Interest and other expenses were generally consistent in the third quarter of 2015 relative to the same period of 2014. Interest and other expenses were lower in the first nine months of 2015 relative to the same period of 2014 primarily due to the $13.2 million of costs incurred during the first nine months of 2014 related to the early retirement of a portion of the outstanding principal of the debt issued by one of our U.K. subsidiaries, partially offset by an increase in legal expenses during the comparable period of 2015.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2015

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,551.1	$135.1	$742.8	$62.6	$1,808.3	$197.7
Capital Goods	4,031.5	435.3	439.4	15.9	3,592.1	451.2
Communications	2,968.0	321.6	516.6	33.2	2,451.4	354.8
Consumer Cyclical	1,387.7	131.4	212.7	11.8	1,175.0	143.2
Consumer Non-Cyclical	6,004.1	640.5	869.3	34.9	5,134.8	675.4
Energy	5,443.9	302.8	1,655.1	188.3	3,788.8	491.1
Financial Institutions	3,374.4	316.8	343.8	5.4	3,030.6	322.2
Mortgage/Asset-Backed	2,429.7	197.4	113.3	1.0	2,316.4	198.4
Sovereigns	1,224.6	182.7	—	—	1,224.6	182.7
Technology	1,296.7	52.3	521.9	14.7	774.8	67.0
Transportation	1,701.8	214.7	158.8	6.2	1,543.0	220.9
U.S. Government Agencies and Municipalities	3,620.8	522.9	416.7	8.2	3,204.1	531.1
Public Utilities	8,318.1	1,204.8	266.9	9.9	8,051.2	1,214.7
Redeemable Preferred Stocks	49.1	5.1	10.8	0.2	38.3	5.3
Total	$44,401.5	$4,663.4	$6,268.1	$392.3	$38,133.4	$5,055.7

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The recent sharp drop in the price of oil is putting pressure on the earnings and cash flows of some of these businesses.  The midstream and pipeline subsector represents our largest exposure within the energy sector. Demand for products in this subsector tends to be more correlated to product volume sales as opposed to the commodity price.  We have minimal exposure to the oilfield service subsector where demand for products is highly correlated with oil and gas prices.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  The majority of our energy sector holdings are investment-grade fixed maturity securities. We perform stress testing on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  Currently, we expect downward ratings pressure on some of our securities, but we do not expect material losses in our energy sector investments. If oil prices were to remain at the current depressed levels for a period of several years, we would expect losses on these investments to increase.

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2015 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2015. The increase in the unrealized loss on fixed maturity securities during the third quarter of 2015 was due primarily to an increase in credit spreads offset partially by a decrease in U.S. Treasury rates which occurred during the period. For the first nine months of 2015, the increase in the unrealized loss relates primarily to an increase in credit spreads.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$34.0	$103.9	$3.0	$23.2	$10.1
> 90 <= 180 days	108.4	15.6	5.7	0.7	0.2
> 180 <= 270 days	17.2	8.7	—	0.1	—
> 270 days <= 1 year	15.5	0.1	—	—	—
> 1 year <= 2 years	0.1	0.6	7.4	20.4	34.2
> 2 years <= 3 years	10.2	11.9	1.3	2.2	—
> 3 years	0.1	0.1	0.1	0.9	3.1
Sub-total	185.5	140.9	17.5	47.5	47.6

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	9.0	—	—	—	—
Sub-total	9.0	—	—	—	—
			—	—
Total	$194.5	$140.9	$17.5	$47.5	$47.6

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$36.4	$21.7	$2.5	$20.2	$20.8
> 90 <= 180 days	58.7	1.2	29.1	31.4	0.4
> 180 <= 270 days	3.7	15.9	15.5	—	—
> 270 days <= 1 year	14.1	11.5	—	—	0.5
> 1 year <= 2 years	21.8	1.6	9.1	12.8	8.4
> 2 years <= 3 years	16.4	9.4	0.4	0.4	0.3
> 3 years	8.6	5.9	3.2	5.7	6.6
Sub-total	159.7	67.2	59.8	70.5	37.0

Fair Value < 70% >= 30% of Amortized Cost

<= 90 days	—	—	—	6.8	—
> 90 <= 180 days	6.3	—	8.0	—	—
> 180 <= 270 days	—	—	4.6	—	—
>270 days <= 1 year	20.8	7.8	—	—	—
> 1 year <= 2 years	1.9	—	—	—	—
> 2 years <= 3 years	8.9	—	—	—	—
> 3 years	0.2	—	—	—	—
Sub-total	38.1	7.8	12.6	6.8	—

Total	$197.8	$75.0	$72.4	$77.3	$37.0

At September 30, 2015, we held one investment-grade fixed maturity security in the basic industry sector and two below-investment grade fixed maturity securities in the energy sector with a gross unrealized loss greater than $10.0 million. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments or the sale of fixed-maturity securities during the third quarter or first nine months of 2015 or 2014.

At September 30, 2015, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At September 30, 2015, we held $142.9 million fair value ($130.1 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At September 30, 2015, our mortgage/asset-backed securities had an average life of 4.86 years, effective duration of 5.88 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2015, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,551.3 million and $3,433.5 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At September 30, 2015, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $1,925.9 million and $1,856.6 million on an amortized cost basis at September 30, 2015 and December 31, 2014, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held no impaired mortgage loans at September 30, 2015. We held one impaired mortgage loan at December 31, 2014 that was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance $1.5 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $2.8 million at September 30, 2015. We held $34.3 million of cash collateral from our counterparties at September 30, 2015. The carrying value of fixed maturity securities posted as collateral to our counterparties was $33.2 million at September 30, 2015. We had no cash collateral posted to our counterparties at September 30, 2015. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $40.1 million and $40.4 million on a fair value basis at September 30, 2015 and December 31, 2014, respectively.

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

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were approximately $484 million and $575 million at September 30, 2015 and December 31, 2014, respectively. The September 30, 2015 balance, which includes approximately $162 million held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 2.0 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2015 and authorizes the repurchase of up to $750 million of common stock through November 2016, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. The dollar value of shares remaining under the current repurchase program was approximately $603 million at September 30, 2015. During the first nine months of 2015, we repurchased 9.4 million shares at a cost of approximately $326 million.

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

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re) and Fairwind Insurance Company (Fairwind), both of which are affiliated captive reinsurance subsidiaries domiciled in the United States with Unum Group as the ultimate parent. The ability of Northwind Re and Fairwind to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured by Northwind Re and Fairwind.

During the third quarter of 2015, Tailwind Reinsurance Company (Tailwind Re), an affiliated captive reinsurance subsidiary domiciled in the United States, merged with Unum Life Insurance Company of America (Unum America), a domestic insurance subsidiary of Unum Group, with Unum America remaining as the surviving company. Following the merger, the majority of the block of group long-term disability business written by Unum America and previously ceded to Tailwind Re was ceded to an unaffiliated reinsurer. Unum America's capital adequacy and ability to pay dividends to Unum Group were not materially impacted by this transaction.

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

Funding for Employee Benefit Plans

We made contributions during the first nine months of 2015 of approximately $51.4 million and £2.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $17.5 million and £1.1 million during the remainder of 2015. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2015. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At September 30, 2015, we had short-term debt of $506.1 million, consisting of our 6.85% notes due in the fourth quarter of 2015, our 7.125% notes due in the third quarter of 2016, and a fair value hedge liability related to our 7.125% notes. Our long-term debt balance at September 30, 2015 was $2,217.1 million and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $62.6 million in the first nine months of 2015.

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

Commitments

At September 30, 2015, we had unfunded unconditional commitments of $7.2 million to fund tax credit partnership investments and $23.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $47.0 million to fund certain investments in private placement fixed maturity securities, $182.7 million to fund certain private equity partnerships, and $42.4 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under “Commitments” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. During the first nine months of 2015, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $26.1 million of securities lending agreements outstanding at September 30, 2015 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2015 was $34.4 million, and the maximum amount outstanding at any month end was $52.1 million. In addition, at September 30, 2015, we had $194.8 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2015 was $160.8 million, and the maximum amount outstanding at any month end was $208.7 million.

We had no repurchase agreements outstanding at September 30, 2015. The average balance during the nine months ended September 30, 2015 was $1.9 million, and the maximum amount outstanding at any month end was $12.3 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our domestic insurance subsidiaries are members of regional FHLBs. During the nine months ended September 30, 2015, we made initial common stock membership purchases and obtained funding advances of $350.0 million for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2015	2014
Net Cash Provided by Operating Activities	$999.4	$944.0
Net Cash Used by Investing Activities	(454.8)	(694.9)
Net Cash Used by Financing Activities	(537.8)	(282.6)
Net Increase (Decrease) in Cash and Bank Deposits	$6.8	$(33.5)
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
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. Included in the purchase of fixed maturity securities during the first nine months of 2015 is the investment of proceeds received from FHLB funding advances. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program. Included in cash outflows for the first nine months of 2015 is $54.3 million related to our purchase of National Dental, as previously discussed.

See Notes 4, 5, and 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During the first nine months of 2015 and 2014, we made principal payments of $62.6 million and $35.2 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

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

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2015 and 2014 was $326.2 million and $304.1 million, respectively. During the first nine months of 2015 and 2014, we paid dividends of $129.2 million and $117.7 million, respectively, to holders of Unum Group's common stock.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident	A	A	A2	A
Provident Life and Casualty	A	A	NR	NR
Unum Life of America	A	A	A2	A
First Unum Life	A	A	A2	A
Colonial Life & Accident	A	A	A2	A
Paul Revere Life	A	A	A2	A
Unum Insurance Company	B++	A	A2	NR
Unum Limited	NR	NR	NR	A-
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2014. During the first nine months of 2015, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Integrated Internal Control Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Included in units sold through the 401(k) Plan during the twelve months ended April 28, 2015 were 722,421 unregistered shares. During that period, the closing price of our common stock ranged from a low of $31.05 per share to a high of $36.81 per share.   The failure to register the shares of common stock under the 401(k) Plan was inadvertent. On April 28, 2015, we filed a new registration statement on Form S-8 to register an additional 3,000,000 shares of common stock and related units sold through the 401(k) Plan for offer to plan participants.  In the second quarter of 2015, we commenced a voluntary rescission offer to plan participants who acquired an interest in our common stock as part of units purchased through the 401(k) Plan from April 29, 2014 through April 28, 2015. The rescission offer expired on August 5, 2015, pursuant to its terms, with no repurchase of common stock and a de minimis amount paid to plan participants who elected to receive damages for loss incurred on the sale.

Share Repurchase Program

The following table provides information about our share repurchase activity for the third quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2015	—	$—	—	$717,696,257
August 1 - August 31, 2015	2,870,000	35.34	2,870,000	616,281,007
September 1 - September 30, 2015	416,493	32.67	416,493	602,674,164
Total	3,286,493		3,286,493

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2015, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 21, 2016.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 29, 2015	By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date: October 29, 2015	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer