Form 10-K
period 2015-12-31
Unum Group
filed 2016-02-24
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $8.8 billion. As of February 22, 2016, there were 238,856,627 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2015.

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

•	A cyber attack or other security breach could result in the unauthorized disclosure of confidential data.

•	The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event.

•	Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.

•	Execution risk related to our technology needs.

•	Changes in our financial strength and credit ratings.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We protect people when they need it most, and we believe the need for our products and services remains strong. We intend to continue protecting our solid margins and returns through our pricing and risk actions. We also continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on maintaining a strong customer focus while providing an innovative product portfolio of financial protection choices to deepen employee coverages, broaden employer relationships, and open new markets. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2015 is as follows:

Unum US	61.4%
Unum UK	7.1
Colonial Life	16.6
Closed Block	14.9
Total	100.0%

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

The percentage of Unum US segment premium income generated by each product line during 2015 is as follows:

Group Disability	45.4%
Group Life and Accidental Death & Dismemberment	29.8
Individual Disability	9.7
Voluntary Benefits	15.1
Total	100.0%

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

Individual Disability

Individual disability products are offered primarily to multi-life employer groups to supplement their group disability plans and may be funded by the employer, but the policy is owned by the employee and is portable. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. The benefits, including the underlying group disability coverage, typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods, product features, and waiting periods before benefit payments begin, which permits tailoring of the multi-life plan to a specific employer's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses, also on a multi-life basis. Individual disability products do not provide for the accumulation of cash values.

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

Unum UK Segment

Our Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are issued primarily by Unum Limited and are sold in the United Kingdom through field sales personnel and independent brokers and consultants. Our market strategy for Unum UK is to offer benefits to employers and employees through the workplace with a focus on expansion of the number of employers and employees covered in our core market segment, which we define for Unum UK as employee groups with fewer than 500 lives.

The percentage of Unum UK segment premium income generated by each product line during 2015 is as follows:

Group Long-term Disability	69.0%
Group Life	21.1
Supplemental	9.9
Total	100.0%

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

Supplemental

Supplemental products are sold to individual retail customers as well as groups of employees and include individual disability, group and individual critical illness, and group dental. Individual disability products provide the insured with a portion of earned income lost as a result of sickness or injury. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event. Group dental products generally provide fixed benefits based on specified treatments or a portion of the cost of the treatment.

Premiums for our individual products vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience and published industry tables. Approximately one half of our individual disability policies are written on a noncancelable basis. The remainder of our individual disability policies and all of our individual critical illness products are offered on a guaranteed renewable basis which allows us to re-price in-force policies. Our underwriters evaluate the medical and financial condition of prospective policyholders prior to the issuance of a policy.

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products. Premiums for group dental products are generally flat-rated, with minor pricing variation based on the number of covered employees in the group.

Profitability of our supplemental products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

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

The percentage of Colonial Life segment premium income generated by each product line during 2015 is as follows:

Accident, Sickness, and Disability	58.9%
Life	18.9
Cancer and Critical Illness	22.2
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident, health, and dental plans covering hospital admissions, confinement, surgeries, and dental services on an indemnity basis.

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

The accident, health and dental products qualify as fringe benefits that can be purchased with pre-tax employee dollars under flexible benefits programs. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Laws could be changed to limit or eliminate fringe benefits available on a pre-tax basis, eliminating our ability to continue marketing our products this way. However, we believe our products provide value to our policyholders that will remain even if the tax advantages offered by flexible benefits programs are modified or eliminated.

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Closed Block segment premium income for 2015 was comprised of approximately 50 percent individual disability and 50 percent group and individual long-term care.

Individual Disability

We began limiting sales of the types of individual disability policies reported in our Closed Block segment subsequent to the mid 1990s after substantial changes in product design were implemented to improve the overall risk profile of our offerings of individual disability products. We entirely discontinued issuing new policies in this closed block of business in 2004, other than through update features contractually allowable on existing policies. The majority of the policies were written on a noncancelable basis and were marketed on a single-life customer basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

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

Our long-term care insurance was sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. Premium rates for long-term care vary by age and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. Premium rate increases continue to be implemented where needed and where approved by state regulators. We develop our assumptions based on our own claims and persistency experience and published industry tables.

Profitability is affected by premium rate increases, persistency, investment returns, claims experience, and the level of administrative expenses.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2015 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2015 was $750 thousand per covered life per policy. The retention amount has been increased to $1 million for 2016. For Unum Limited life insurance risk, we have reinsurance agreements which provide 50 percent coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent coverage for lump sum benefits, as well as 100 percent coverage per covered life above that amount.

During 2015, Unum Limited entered into a two-year reinsurance arrangement covering certain long-term disability claims. The coverage provides for a proportion of claims that are estimated, at the commencement of the claim, to exceed £2 million, with a maximum aggregate coverage limit of £20 million per calendar year.

We have reinsurance agreements on approximately 77 percent of our Closed Block individual disability business. As of December 31, 2015, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $5.8 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. line of covered business and up to £1 million of coverage for each U.K. covered line of business. We have the following coverage for 2016, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50%
Second	55.0	55
Third	90.0	60
Fourth	180.0	60
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2016, after a £60 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£9.0	15%
Second	18.0	30
Total Catastrophic Coverage	£27.0
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

Certain of our domestic insurance subsidiaries cede blocks of business to Northwind Reinsurance Company (Northwind Re) and Fairwind Insurance Company (Fairwind), both of which are affiliated captive reinsurance subsidiaries (captive reinsurers) domiciled in the United States, with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our insurance subsidiaries in order to effectively manage risks in connection with certain blocks of our business as well as to enhance our capital efficiency. During 2015, Tailwind Reinsurance Company (Tailwind Re), an affiliated captive reinsurance subsidiary established for the same purpose and domiciled in the United States, merged with Unum America, with Unum America remaining as the surviving company. Following the merger, the majority of the block of group long-term disability business written by Unum America and previously ceded to Tailwind Re was ceded to an unaffiliated reinsurer. On a consolidated reporting basis for Unum Group, financial statement impacts of our reinsurance arrangements with affiliates are eliminated in accordance with GAAP.

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

Competition

There is significant competition among insurance companies for the types of products we sell. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment approaches, and technology solutions. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength ratings, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

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

Regulation

We and our subsidiaries are subject to extensive and comprehensive supervision and regulation both in the United States and in the United Kingdom. The laws and regulations with which we must comply are complex and subject to change. New or existing laws and regulations may become more restrictive or otherwise adversely affect our operations. As a result of the financial market and economic challenges in recent years, regulation and the cost of compliance with regulation has continued to increase.

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. State insurance departments in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

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

The NAIC continues with its initiative regarding assessment of the state-based solvency regulation framework to identify opportunities to respond to national and international insurance regulatory and solvency developments. The topics of its assessment include capital requirements, governance and risk management, statutory accounting and financial reporting, and reinsurance. This ongoing assessment will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. This initiative resulted in the adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act which, following enactment at the state level, requires insurers to provide, at least annually, a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. Of the states where our traditional U.S. insurance subsidiaries are domiciled, Maine, New York, and Tennessee have enacted ORSA requirements, and we filed our initial ORSA summary report with the applicable insurance regulators in 2015.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves. Although the NAIC targets a January 2017 effective date to begin a three-year implementation period that would apply only for new business, the principles-based approach will not become effective unless it is enacted into law by a minimum number of state legislatures. The timing and the effect of these changes are uncertain at this time.

The NAIC has established a subgroup to study the insurance industry's use of captive reinsurers and special purpose vehicles to transfer insurance risk and is considering ways to promote uniformity in both the approval and supervision of such reinsurers. The NAIC continues to study this issue and most recently adopted a proposal to subject certain captive reinsurers and special purpose vehicles to the same capital requirements as traditional insurers. As the NAIC continues to examine the issue, we cannot predict the ultimate outcome of their work. Although we believe it to be unlikely, a potential outcome of the NAIC study is that companies could be prohibited from using captive reinsurers. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and it is too early to predict the extent of any changes that might be made. Accordingly, we expect to continue our strategy of using captive reinsurers to manage risks and enhance capital efficiency while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

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

As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II.  Solvency II results in amended requirements on capital adequacy and risk management for insurers, including (i) requirements to demonstrate adequate financial resources, including quantitative requirements, technical provisions, and calculation of Solvency II capital requirements through either an approved full or partial internal model or the European standard formula approach, (ii) requirements to demonstrate an adequate system of governance, including effective risk management underpinned by prospective risk identification and quantification, and (iii) disclosure and regulatory reporting requirements.

The Unum EEA Group received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  As a result, there is no material change to capital requirements or to solvency ratios for the Unum EEA Group.  Unum EEA Group will, however, be subject to increased disclosure requirements in its reporting to the PRA beginning in 2016.

The International Association of Insurance Supervisors (IAIS) is developing a Common Framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs) that contemplates group-wide supervision across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. We do not qualify as an IAIG under the current criteria for designating an IAIG. However, we monitor the activities of the IAIS for the potential that ComFrame could apply to us in the future. The IAIS has announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019. At this time, we cannot predict what, if any, additional capital requirements, compliance costs, or other requirements this proposed standard might impose on us, if adopted.

See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources" contained herein in Item 7 and Note 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding captive reinsurers) are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Maine, Massachusetts, Tennessee, South Carolina, and New York. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies, including a requirement that the ultimate controlling person of a U.S. insurer submit to the lead state insurance regulator an annual enterprise risk report, which identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which would require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, we cannot predict what, if any, additional compliance costs or other requirements the model act and regulation might impose on us, if adopted.

The laws of most states, including the states in which our insurance subsidiaries are domiciled (or deemed to be commercially domiciled), require regulatory approval of a change in control of an insurance company or its holding company. Where these laws apply to us, there can be no effective change in control of our Company or of any of our insurance subsidiaries unless the person seeking to acquire control has filed a statement containing specified information with the appropriate insurance regulators and has obtained their prior approval of the proposed change. The usual measure for a presumptive change of control pursuant to these laws is the acquisition of 10 percent or more of the voting stock of an insurance company or its holding company, although this presumption is rebuttable. Consequently, a person acquiring 10 percent or more of the voting stock of an insurance company or its holding company without the prior approval of the insurance regulators in the state(s) of domicile of the insurance company(ies) sought to be acquired (or whose holding company is sought to be acquired) will be in violation of these laws. Such a person may also be subject to one or more of the following actions: (i) injunctive action requiring the disposition or seizure of those shares by the applicable insurance regulators; (ii) prohibition of voting of such shares; and (iii) other actions determined by the relevant insurance regulators. Further, many states' insurance laws require that prior notification be given to state insurance regulators of a change in control of a non-domiciled insurance company doing business in the state. These pre-notification statutes do not authorize the state insurance regulators to disapprove the change in control; however, they do authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change in control of our Company or of any of our insurance subsidiaries may require prior notification in those states that have adopted pre-notification laws.

These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change in control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

Federal Laws and Regulations

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) effects comprehensive changes to the regulation of financial services in the United States. Dodd-Frank directs various government agencies and bodies to promulgate regulations implementing the law, many of which remain to be completed. Among other provisions, Dodd-Frank creates a new framework for regulation of the over-the-counter derivatives markets, including requiring that certain swaps be executed through a centralized exchange or regulated facility and be cleared through a regulated clearinghouse and subjecting major swap participants to capital and margin (i.e., collateral) requirements, which will likely have the effect of increasing the costs of hedging generally and the credit risk posed by some counterparties. We use derivative transactions to help us manage certain risks in our business. New margin requirements for cleared and uncleared transactions are expected to require the posting of higher margin levels for our derivatives activities and also may narrowly restrict the range of eligible collateral, which may require us to hold more of our assets in cash or cash equivalents that generate lower yields than other investments.

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

In addition, Dodd-Frank established a Federal Insurance Office (FIO) within the Department of the Treasury to monitor all aspects of the insurance industry (other than with respect to health insurance, certain long-term care insurance, and crop insurance), including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system and recommending insurers (potentially including us) that should be designated for stricter regulation. The FIO released its report on how to modernize and improve the system of insurance regulation in the United States, which concluded that modernization and improvement are possible through a combination of steps by states and certain actions by the federal government. The report made recommendations for enhanced uniformity and efficiency by states in the areas of insolvency and marketplace regulation and for direct federal involvement in certain areas, such as for the FIO to engage in supervisory colleges and also to study and report on the manner in which personal information is used for insurance pricing and coverage purposes.

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

We are subject to federal income, employment, excise and other taxes related to both our U.S. and our foreign operations.  Federal tax laws and regulations are subject to change, and any such change could materially increase our federal taxes and reduce our profitability.  We continually monitor federal tax legislative and regulatory developments to understand their potential impact on our profitability.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment was approximately 7 percent of our consolidated operating revenue in each of the years 2015, 2014, and 2013. As of December 31, 2015, total assets and total liabilities for our Unum UK segment each equaled approximately 5 percent of consolidated assets and liabilities. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2015, we had approximately 9,400 full-time employees.

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

Executive Officers of the Registrant

Our executive officers, who are also executive officers of certain of our principal subsidiaries, were appointed by Unum Group's board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position
Richard P. McKenney	47	President and Chief Executive Officer and a Director
Timothy G. Arnold	53	Executive Vice President, President and Chief Executive Officer, Colonial Life
Breege A. Farrell	56	Executive Vice President, Chief Investment Officer
Lisa G. Iglesias	50	Executive Vice President, General Counsel
Christopher J. Jerome	54	Executive Vice President, Global Services
John F. McGarry	58	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	49	President and Chief Executive Officer, Unum UK
Michael Q. Simonds	42	Executive Vice President, President and Chief Executive Officer, Unum US

Mr. McKenney became President in April 2015 and Chief Executive Officer in May 2015. He served as Executive Vice President and Chief Financial Officer from August 2009 until April 2015, having joined the Company in July 2009. Before joining the Company, Mr. McKenney served as Executive Vice President and Chief Financial Officer of Sun Life Financial Inc., an international financial services company, from February 2007, having joined that company as Executive Vice President in September 2006. He served as Senior Vice President and Chief Financial Officer of Genworth Financial, Inc., a global financial security company, from May 2004 until August 2006.

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

Mr. McGarry became Executive Vice President and Chief Financial Officer in April 2015. He served as Executive Vice President, President and Chief Executive Officer, Closed Block Operations from August 2013 to April 2015, after having served as Executive Vice President, Individual Disability and Long-term Care Closed Block Operations from September 2012. He previously served as Executive Vice President, President and Chief Executive Officer, Unum UK from July 2010, and as Senior Vice President, Benefits, Individual Disability, and National Client Group Business, Unum US from January 2010. Prior to that, he served in various other capacities within Unum US, including as Senior Vice President, Benefits Operations and Risk Management from March 2008 to January 2010, and as Senior Vice President, Benefits Operations from January 2006 to March 2008. Mr. McGarry originally joined a Unum Group predecessor company in 1986.

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

ITEM 1A. RISK FACTORS

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. Discussed below are factors that may adversely affect our business, results of operations, or financial condition. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including those in this document or made by us elsewhere, such as in earnings release investor calls, investor conference presentations, or press releases. See "Cautionary Statement Regarding Forward-Looking Statements" contained herein on page 1.

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

Our net periodic benefit costs and the value of our benefit obligations for our pension plans are determined based on a set of economic and demographic assumptions that represent our best estimate of future expected experience. Major assumptions used in accounting for these plans include the expected discount (interest) rate and the long-term rate of return on plan assets. We set the discount rate assumption at the measurement date for each of our plans to reflect the yield of a portfolio of high quality fixed income corporate debt instruments matched against the timing and amounts of projected future benefits. A lower discount rate increases the present value of benefit obligations and increases our costs. Our expectations for the future investment returns on plan assets are based on a combination of historical market performance, current market conditions, and future capital market assumptions obtained from external consultants and economists. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and end of the measurement period. Increases or decreases in long-term interest rates as well as equity market volatility will impact the fair value of our plan assets and may result in a decrease in the funded status of our pension plans and/or increased pension costs, which may adversely affect our results of operations, financial condition, or liquidity.

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

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and the European Commission, may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations. Programs such as healthcare reform and financial services sector reform may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The United States social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and reserves.

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

A default results in the recognition of an impairment loss on the investment. A default may also adversely affect our ability to collect principal and interest due to us. The probability of credit downgrades and defaults increases when the fixed income markets experience periods of volatility and illiquidity.

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

Market Timing and Liquidity Risk

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, there may at times be a lack of appropriate investments in the market which can be acquired. In addition, we may, in certain circumstances, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. There may also be a limited market for certain of our investments, such as our private placement fixed maturity securities, mortgage loans, and policy loans, which makes them more illiquid. In periods of market volatility or disruption, other of our securities may also experience reduced liquidity. If events occur wherein we need to sell securities in an unfavorable interest rate or credit environment or need to quickly sell securities which are illiquid, market prices may be lower than what we might realize under normal circumstances, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our investments and derivatives.

A cyber attack or other security breach could disrupt our operations, result in the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

We store confidential policyholder and employee information and other proprietary information on our information technology systems as a part of our normal business operations. Although we devote significant resources to maintain security systems and implement measures to protect our information technology systems and the confidentiality, integrity, and availability of information retained on them, and to date have not experienced a material breach of cybersecurity, there is no assurance that these systems and measures will be sufficient to prevent physical and electronic break-ins, computer viruses or other malicious code, cyber attacks, and similar disruptions from unauthorized tampering. We have contractual and governance safeguards in place with our third-party outsourcing partners and cloud computing providers to manage security as part of the service they deliver to us, but these measures may not prevent attackers from exploiting weaknesses in their networks to access, misappropriate, alter, or delete our data. Threats to our systems or those of third-party providers may originate externally, such as from cyber criminals or other hackers, or internally from within our company, such as from employee error or malfeasance. In some cases, especially because the techniques used change frequently or are not recognized until launched, we may be unaware of emerging threats and the magnitude of their effects, or we may not become aware of an unauthorized data disclosure incident for some time after it occurs, which could increase our exposure. As we increase the amount of information that we retain and that we share with third parties, our exposure to data security and related cybersecurity risks increases.

A successful penetration or circumvention of the security of our information systems could cause serious negative consequences for us, including significant disruption of our operations, the loss or unauthorized disclosure of confidential information retained on those systems, harm to our reputation, decreased levels of customer service or satisfaction, violations of applicable privacy or other laws, and exposure to litigation or enforcement proceedings.

While we maintain cyber liability insurance that provides coverage for network security, privacy liability, technology errors and omissions, media liability, first party network business interruption, and electronic restoration (which includes coverage for credit monitoring, notification costs, regulatory expense, and investigative expense), our insurance may not provide adequate loss coverage in all circumstances.

The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event could adversely affect our profitability, results of operations, or financial condition.

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

The failure of our information technology and/or disaster recovery systems for any reason could cause significant interruptions or malfunctions in our or our customers’ operations and result in the loss, theft, or failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions, legal claims, and increased expenses, and lead to a loss of customers and revenues.

 Competition may adversely affect our market share or profitability.

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are price, quality of customer service and claims management, integrated product choices, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment approaches, and technology solutions. The level and intensity of competition may also grow due to existing competitors becoming more aggressive, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future. See "Competition" contained herein in Item 1 for further discussion.

The failure to effectively execute upgrades to or replacements of information technology systems could adversely affect our business, results of operations, or financial condition.

We rely heavily on the effective operation of our information technology systems to administer our business. Although we believe we have information technology systems which adequately support our business needs, we continually upgrade our existing information technology systems and acquire or develop new systems to keep pace with the rapidly changing business and technology environment. There are risks involved with upgrading or replacing information technology systems, including, but not limited to, data loss, data errors, and disruption to our operations. We seek to monitor and control our exposure to the risks arising out of these activities through our risk control framework which encompasses a variety of reporting systems, internal controls, management review processes, and other mechanisms.

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

Voluntary Products

Voluntary products sold in the workplace may be affected by the characteristics of the employees insured, the level of employee participation and the amount of insurance the employees elect, our risk selection process, and our ability to retain employer groups with favorable risk characteristics.  Our voluntary life insurance products generally include interest sensitive forms of insurance which contain a guaranteed minimum interest crediting rate. It is possible that our investment returns could be lower than the guaranteed crediting rate.  The non-life contracts are guaranteed renewable and can be repriced to reflect adverse experience, but rate changes cannot be implemented as quickly as for group disability and group life products.

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

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, and operations risks, which ultimately impact our reputational risk. However, our program may not be comprehensive, and our methods for monitoring and managing risk may not fully predict or mitigate future exposures. See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information about our risk management program.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2015, we owned approximately 2.3 million square feet of office space, with approximately 0.9 million square feet in Chattanooga, Tennessee, approximately 0.8 million square feet in Portland, Maine, approximately 0.5 million square feet in Columbia, South Carolina, and approximately 0.1 million square feet in Dorking in the United Kingdom. In addition, as of December 31, 2015, we leased approximately 0.2 million square feet in Worcester, Massachusetts, approximately 0.5 million square feet at various locations throughout the United States, and approximately 0.1 million square feet at various locations in the United Kingdom and in Ireland. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2015
4th Quarter	$37.26	$31.22	$0.185
3rd Quarter	38.15	29.81	0.185
2nd Quarter	37.17	33.05	0.165
1st Quarter	35.21	30.72	0.165

2014
4th Quarter	$35.77	$31.25	$0.165
3rd Quarter	37.15	33.60	0.165
2nd Quarter	35.78	32.07	0.145
1st Quarter	36.30	30.66	0.145

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

As of February 22, 2016, there were 11,006 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2015:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2015	—	$—	—	$602,674,164
November 1 - November 30, 2015	1,540,000	36.51	1,540,000	546,453,841
December 1 - December 31, 2015	1,280,959	34.43	1,280,959	502,346,496
Total	2,820,959		2,820,959

(1) The average price paid per share excludes the cost of commissions.

(2) In May 2015, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 21, 2016.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2015	2014	2013	2012	2011
		As Adjusted (1)
Income Statement Data

Revenue
Premium Income	$8,082.4	$7,797.2	$7,624.7	$7,716.1	$7,514.2
Net Investment Income	2,481.2	2,492.2	2,506.9	2,531.3	2,533.8
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8	56.2	(4.9)
Other Income	211.5	219.0	230.2	227.9	249.1
Total	10,731.3	10,524.5	10,368.6	10,531.5	10,292.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (2)	6,782.8	7,310.8	6,595.7	6,722.2	7,209.5
Commissions	996.3	935.3	909.5	917.2	879.2
Interest and Debt Expense	152.8	167.5	149.4	145.4	143.3
Other Expenses (3)	1,561.1	1,568.9	1,494.0	1,481.1	1,712.7
Total	9,493.0	9,982.5	9,148.6	9,265.9	9,944.7

Income Before Income Tax	1,238.3	542.0	1,220.0	1,265.6	347.5
Income Tax	371.2	139.9	373.0	377.5	63.9

Net Income	$867.1	$402.1	$847.0	$888.1	$283.6

Balance Sheet Data

Assets	$60,589.7	$62,450.2	$59,374.1	$62,223.7	$59,552.6

Long-term Debt	$2,475.1	$2,628.7	$2,612.0	$2,755.4	$2,570.2

Accumulated Other Comprehensive Income	$16.1	$166.4	$255.0	$628.0	$461.8
Other Stockholders' Equity	8,647.8	8,355.5	8,384.9	7,976.6	7,706.2
Total Stockholders' Equity	$8,663.9	$8,521.9	$8,639.9	$8,604.6	$8,168.0

Per Share Data

Net Income
Basic	$3.51	$1.57	$3.20	$3.16	$0.94
Assuming Dilution	$3.50	$1.57	$3.19	$3.15	$0.94

Stockholders' Equity	$35.96	$33.78	$33.23	$31.84	$27.91

Cash Dividends	$0.700	$0.620	$0.550	$0.470	$0.395

Weighted Average Common Shares Outstanding
Basic (000s)	246,986.7	255,525.9	264,725.8	281,355.9	302,399.8
Assuming Dilution (000s)	247,854.7	256,652.8	265,949.2	281,756.8	303,571.0

(1) Effective January 1, 2015, we adopted an accounting standards update for tax credit partnership investments in qualified affordable housing projects and applied the amendments retrospectively, adjusting all prior periods presented. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(2) Included are reserve increases of $698.2 million in 2014 and $573.6 million in 2011 related to our long-term care closed block business and a reserve increase of $183.5 million in 2011 related to our individual disability closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2014 reserve increase.

(3) Includes the net change in deferred acquisition costs as well as compensation expense and other expenses. Included in these expenses is $64.4 million in 2014 related to a settlement loss for a pension plan amendment and $196.0 million in 2011 related to the impairment of long-term care closed block deferred acquisition costs. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2014 settlement loss.

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

Executive Summary

2015 Operating Performance and Capital Management

For 2015, we reported net income of $867.1 million, or $3.50 per diluted common share, compared to net income of $402.1 million, or $1.57 per diluted common share, in 2014. Included in the results for both years are net realized investment gains and losses and non-operating retirement-related gains or losses. Also included in our 2014 results is a reserve increase related to our long-term care block of business ($698.2 million before tax and $453.8 million after tax, or $1.77 per diluted common share) and costs related to the early retirement of debt ($13.2 million before tax and $10.4 million after tax, or $0.04 per diluted common share). Adjusting for these items, after-tax operating income for 2015 was $901.0 million, or $3.64 per diluted common share, compared to $899.1 million, or $3.51 per diluted common share, in 2014, reflecting a 3.7 percent growth in earnings per diluted common share. Our weighted average common shares outstanding, assuming dilution, equaled 247.9 million for 2015 compared to 256.7 million for 2014, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. See "Reconciliation of Non-GAAP Financial Measures" contained in this Item 7 for further discussion of these items.

Operating revenue, which excludes net realized investment gains and losses, increased 2.5 percent in 2015 relative to the prior year, driven by combined premium income growth of approximately 5 percent in our principal operating business segments. Net investment income, while a significant source of revenue for us, was slightly below the level of the prior year. Before-tax operating income, which excludes net realized investment gains and losses and non-operating retirement-related gains or losses, as well as the 2014 long-term care reserve increase and the 2014 costs related to the early retirement of debt, declined 1.0 percent compared to 2014, primarily as the result of a higher operating loss in our Corporate segment and the impact on reported financial results of our U.K. subsidiaries from a lower foreign currency exchange rate in 2015.

Our Unum US segment reported a slight increase in operating income of 0.6 percent in 2015 compared to 2014, with growth in premium income and overall favorable benefits experience partially offset by lower net investment income. Premium income increased 6.4 percent in 2015 compared to 2014. The benefit ratio for our Unum US segment for 2015 was 70.1 percent, compared to 70.6 percent in 2014. Unum US sales increased 4.2 percent in 2015 compared to 2014. Persistency for certain of our product lines is slightly below the level of the prior year but remains within our range of expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 2.4 percent in 2015 compared to 2014, with an increase in premium income and overall favorable benefits experience partially offset by lower net investment income. Premium income in local currency increased 2.3 percent in 2015 relative to 2014. The benefit ratio for Unum UK was 68.5 percent in 2015 compared to 70.9 percent in 2014. Unum UK sales in local currency increased 6.2 percent in 2015 compared to 2014. Persistency remains within our range of expectations.

Our Colonial Life segment reported an increase in operating income of 3.4 percent in 2015 compared to 2014, with growth in premium income and favorable benefits experience. Premium income grew 5.1 percent in 2015 compared to 2014. The 2015 benefit ratio for Colonial Life was 51.0 percent compared to 51.9 percent in 2014. Colonial Life sales increased 6.9 percent in 2015 compared to 2014. Persistency is slightly below the level of the prior year but remains within our range of expectations.

Our Closed Block segment reported a 0.8 percent decrease in operating income in 2015 compared to 2014 when excluding the reserve increase discussed in "2014 Long-term Care Reserve Increase" contained herein, with less favorable benefits experience in our long-term care line of business mostly offset by an increase in net investment income and more favorable benefits experience in our individual disability line of business. Benefits experience in our long-term care line of business was less favorable than in 2014, but the benefits experience of this block of business remains within our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $3.7 billion at December 31, 2015 compared to $6.3 billion at December 31, 2014, with the decrease due to an increase in both U.S.

Treasury rates and credit spreads during 2015. The earned book yield on our investment portfolio was 5.40 percent for 2015 compared to a yield of 5.52 percent for 2014.

We believe our capital and financial positions are strong. At December 31, 2015, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 400 percent and generally consistent with the prior year end. During 2015, we repurchased 12.3 million shares of Unum Group common stock at a cost of approximately $427 million under our share repurchase program. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $475 million at December 31, 2015.

2015 Acquisition of Business

In September 2015, we acquired 100 percent of the common shares and voting interests in National Dental Plan Limited and associated companies (National Dental) for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a leading provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings in the U.K. This acquisition, the results of which are included in our financial results and sales for the period subsequent to the date of acquisition, did not have a material impact on revenue, operating results, or sales for 2015. See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details on the acquisition.

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

Included in our fourth quarter of 2014 review was an analysis of our reserve assumptions, including those for the discount rate, mortality and morbidity rates, persistency, and premium rate increases. Our analysis of reserve discount rate assumptions considered the continued historic low interest rate environment, future market expectations, and our view of future portfolio yields. The assumptions we established in 2011 were set at a level that we estimated would be sustainable in a low interest rate environment for three to five years, with improvements in market yields beginning after the third year. Since that time, however, interest rates continued to hover near historic lows, and credit spreads tightened. Our assumption update for mortality incorporated the last three years of Company-specific experience and emerging trends as well as industry data, where available and appropriate, and reflected improvements in life expectancies beyond what was initially anticipated in 2011. Our morbidity assumptions were updated to reflect trends from our own emerging Company experience in claim incidence and terminations, as well as trends based on available and appropriate industry data and studies. Our premium rate increase assumptions were updated to reflect progress-to-date and our on-going rate increase strategy.

Based on our analysis, as of December 31, 2014 we lowered the discount rate assumption to reflect the low interest rate environment and our revised expectation of future investment portfolio yield rates. Our revised assumptions anticipated the low interest rate environment persisting for the next three to five years, with a return to more historical averages over the following five year period. We updated our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant may receive long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own company experience, and we updated our projection of future premium rate increase approvals. Using our revised best estimate assumptions, as of December 31, 2014 we determined that our policy and claim reserves should be increased $698.2 million to reflect our current estimate of future benefit obligations. This charge decreased our 2014 net income $453.8 million.

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

Consolidated Company Outlook for 2016

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

Our focus throughout 2016 will remain on profitably growing our business, maintaining solid margins through disciplined pricing, underwriting and expense management, and effectively managing our capital. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

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

The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses, as well as the 2014 settlement loss from our pension plan amendment, from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

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

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Year Ended December 31
	2015	2014	2013
Operating Revenue	$10,775.1	$10,508.4	$10,361.8
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8
Total Revenue	$10,731.3	$10,524.5	$10,368.6

Before-tax Operating Income	$1,294.0	$1,307.3	$1,256.6
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8
Non-operating Retirement-related Loss	(11.9)	(70.0)	(32.9)
Costs Related to Early Retirement of Debt	—	(13.2)	—
Long-term Care Reserve Increase	—	(698.2)	—
Unclaimed Death Benefits Reserve Increase	—	—	(95.5)
Group Life Waiver of Premium Benefit Reserve Reduction	—	—	85.0
Income Before Income Tax	$1,238.3	$542.0	$1,220.0

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Year Ended December 31
	2015		2014		2013
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$901.0	$3.64	$899.1	$3.51	$871.4	$3.28
Net Realized Investment Gain (Loss), Net of Tax	(26.1)	(0.11)	12.8	0.05	3.9	0.02
Non-operating Retirement-related Loss, Net of Tax	(7.8)	(0.03)	(45.6)	(0.18)	(21.4)	(0.08)
Costs Related to Early Retirement of Debt, Net of Tax	—	—	(10.4)	(0.04)	—	—
Long-term Care Reserve Increase, Net of Tax	—	—	(453.8)	(1.77)	—	—
Unclaimed Death Benefits Reserve Increase, Net of Tax	—	—	—	—	(62.1)	(0.24)
Group Life Waiver of Premium Benefit Reserve Reduction, Net of Tax	—	—	—	—	55.2	0.21
Net Income	$867.1	$3.50	$402.1	$1.57	$847.0	$3.19

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $41.4 billion and $41.3 billion at December 31, 2015 and 2014, respectively, or approximately 79.8 percent and 76.6 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $6.9 billion at both December 31, 2015 and 2014, and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our non-interest sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability products in our Unum UK segment; disability and cancer and critical illness policies in our Colonial Life segment; and individual disability, long-term care, and other products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

(in millions of dollars)	December 31, 2015
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,347.0	$597.2	29.2%	$6,944.2	$66.3	$6,877.9
Group Life and Accidental Death & Dismemberment	68.3	0.4	725.9	186.8	3.8	981.0	4.8	976.2
Individual Disability	552.9	3.1	1,238.2	130.8	5.8	1,921.9	109.9	1,812.0
Voluntary Benefits	1,434.4	8.1	48.9	48.5	0.4	1,531.8	28.6	1,503.2
Unum US Segment	2,055.6	11.6	8,360.0	963.3	39.2	11,378.9	209.6	11,169.3

Unum UK Segment	21.0	0.1	2,053.6	135.0	9.2	2,209.6	101.2	2,108.4

Colonial Life Segment	1,760.0	10.0	276.5	132.2	1.7	2,168.7	8.1	2,160.6

Individual Disability	620.0	3.5	9,922.8	259.2	42.8	10,802.0	1,568.5	9,233.5
Long-term Care	7,383.3	41.9	1,225.4	123.4	5.7	8,732.1	42.5	8,689.6
Other	5,810.8	32.9	204.2	140.5	1.4	6,155.5	4,991.0	1,164.5
Closed Block Segment	13,814.1	78.3	11,352.4	523.1	49.9	25,689.6	6,602.0	19,087.6

Subtotal	$17,650.7	100.0%	$22,042.5	$1,753.6	100.0%	41,446.8	6,920.9	34,525.9

Adjustment Related to Unrealized Investment Gains and Losses						3,578.4	263.2	3,315.2

Consolidated						$45,025.2	$7,184.1	$37,841.1

	December 31, 2014
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,558.4	$581.1	29.5%	$7,139.5	$66.9	$7,072.6
Group Life and Accidental Death & Dismemberment	68.8	0.4	712.6	195.4	3.7	976.8	3.9	972.9
Individual Disability	555.6	3.2	1,201.5	127.3	5.5	1,884.4	112.5	1,771.9
Voluntary Benefits	1,366.4	8.0	52.3	58.4	0.5	1,477.1	29.1	1,448.0
Unum US Segment	1,990.8	11.6	8,524.8	962.2	39.2	11,477.8	212.4	11,265.4

Unum UK Segment	22.8	0.1	2,168.2	145.2	9.6	2,336.2	112.3	2,223.9

Colonial Life Segment	1,670.4	9.8	279.4	127.3	1.7	2,077.1	9.9	2,067.2

Individual Disability	735.0	4.3	10,150.9	285.6	43.1	11,171.5	1,551.7	9,619.8
Long-term Care	6,884.2	40.2	1,083.3	111.9	4.9	8,079.4	42.5	8,036.9
Other	5,811.4	34.0	214.3	140.7	1.5	6,166.4	4,959.8	1,206.6
Closed Block Segment	13,430.6	78.5	11,448.5	538.2	49.5	25,417.3	6,554.0	18,863.3

Subtotal	$17,114.6	100.0%	$22,420.9	$1,772.9	100.0%	41,308.4	6,888.6	34,419.8

Adjustment Related to Unrealized Investment Gains and Losses						6,150.3	365.0	5,785.3

Consolidated						$47,458.7	$7,253.6	$40,205.1

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

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. We have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period, particularly in our Unum US operations.  During 2015, claim incidence rates for Unum US group long-term disability improved slightly relative to the levels of 2014. We believe claim incidence trends for Unum US group long-term disability may continue to somewhat follow general economic conditions and demographics of the general U.S. workforce.

During 2015, claim incidence rates for our Closed Block long-term care line of business were generally consistent with the revised assumptions we established during our 2014 reserve review and assumption update. See "2014 Long-term Care Reserve Increase" contained in this Item 7.

Interest rates were slightly higher at the end of 2015 compared to the overall level of 2014. However, they remain well below historical norms. The assumptions we used to discount our reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group and individual long-term disability product lines and our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2014 and 2015 have varied by +3 and -3 percent in our Unum US group long-term disability line of business, between -10 and +5 percent in our Unum US individual disability line of business, and between -4 and +4 percent in our Closed Block individual disability line of business. During 2015, claim resolution rates pertaining to life expectancy exhibited an increase in the number of deaths, although overall mortality experience in 2015 was relatively consistent with the levels of 2014 and 2013. On an annual basis for the years 2013 to 2015, our overall claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions.

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

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2015 claim reserve balance (in millions of dollars)
Unum US group long-term disability	3.3%	$220
Closed Block individual disability	2.4%	$224

In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2014, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates. For example, a 25 basis point change in the assumed discount rate over the lifetime of our long-term care business would impact reserves by approximately $430 million, assuming all other factors held constant.

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

Approximately 85.2 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2015, our key assumptions used to develop the future amortization of acquisition costs deferred during 2015 did not change materially from those used in 2014.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2015 and 2014.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2015	2014
Unum US					(in millions of dollars)
Group Disability	6	27%	0%	0%	$79.3	$69.8
Group Life and Accidental Death & Dismemberment	6	29%	0%	0%	66.9	59.8
Supplemental and Voluntary:
Individual Disability	20	71%	43%	21%	421.4	423.6
Voluntary Benefits	20	57%	24%	10%	568.8	543.3

Unum UK
Group Long-term Disability	3	0%	0%	0%	4.7	5.1
Group Life	3	0%	0%	0%	1.3	1.3
Supplemental	20	55%	13%	2%	21.1	24.0

Colonial Life
Accident, Sickness, and Disability	15	45%	12%	1%	415.1	378.2
Life	25	69%	31%	14%	238.8	215.2
Cancer and Critical Illness	19	58%	25%	10%	191.1	181.0

Totals					$2,008.5	$1,901.3

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

As of December 31, 2015, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk-free interest rates of 1.76 percent for five-year maturities to 3.02 percent for 30-year maturities were derived from the December 31, 2015 yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 1.65 percent for five-year maturities to 2.75 percent for 30-year maturities used at December 31, 2014.

•
Baa corporate bond spread adjustments ranging from 1.60 percent to 3.30 percent were added to the risk-free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 1.21 percent to 2.54 percent at December 31, 2014. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2015, approximately 6.8 percent of our fixed maturity securities were categorized as Level 1, 88.9 percent as Level 2, and 4.3 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

During 2013, our U.S. defined benefit pension plans were closed to new entrants and were amended to freeze participation and benefit accruals as of December 31, 2013. In 2014, we amended our U.S. qualified defined benefit pension plan to allow a limited-time offer of benefit payouts to eligible former employees with a vested right to a pension benefit.  The offer provided eligible former employees, regardless of age, with an option to elect to receive a lump-sum settlement of his or her entire accrued pension benefit in December 2014 or to elect receipt of monthly pension benefits commencing in January 2015.  In 2015, we further amended our U.S. qualified defined benefit pension plan to increase the eligibility limit from $10,000 to $100,000 for a participant who terminates from the plan after December 31, 2015 and elects to receive a one-time lump sum settlement of his or her entire accrued pension benefit.

The U.K. defined benefit pension plan was closed to new entrants effective December 31, 2002 and was amended in 2013 to freeze participation effective June 30, 2014 and to reduce the maximum rate of inflation indexation from 5.0 percent to 2.5 percent for pension benefits which were earned prior to April 1997 effective at the date of adoption in 2013.

The OPEB plan was closed to new entrants effective December 31, 2012.

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

•
Long-term rate of return - This assumption is selected from a range of probable return outcomes generated by statistical analysis of the asset portfolio. The market-related value as it relates to our estimate of long-term rate of return equals the fair value of plan assets, determined as of the measurement date. The return on plan assets recognizes all asset gains and losses, including changes in fair value, through the measurement date. Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The expected return for the total portfolio is calculated based on the plan's current asset holdings. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments. A lower long-term rate of return on plan assets increases our net periodic benefit cost.

Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. We believe our investment portfolios are well diversified by asset class and sector, with no undue risk concentrations in any one category. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the investment portfolios for our plans.

•
Mortality rate - This assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables.

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2016	2015	2016	2015	2016	2015
Discount Rate	4.80%	4.40%	3.80%	3.60%	4.70%	4.30%
Expected Long-term Rate of Return on Plan Assets	7.50%	7.50%	4.90%	5.20%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2015
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(1.6)	$(163.3)	$109.4
Discount Rate	- 50 bp	1.7	182.4	(122.2)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(8.6)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	8.6	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2015, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased $70.4 million, or 4.8 percent due primarily to the payment of benefits and expenses and a negative return on assets. The fair value of plan assets in our U.K. pension plan decreased £1.1 million, or 0.7 percent due to payment of benefits and expenses offset partially by the return on assets. Although the effect of these decreases in fair value had no impact on our 2015 net periodic pension costs, the less favorable rate of return on plan assets during 2015 relative to our assumed rate of return will partially offset the favorable impact on our 2016 net periodic pension costs resulting from the discount rate increase for our plans. We believe our assumptions appropriately reflect the impact of the current economic environment.

As of December 31, 2015, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $626.1 million and an unrecognized prior service credit of $7.9 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $632.3 million at December 31, 2015, will be amortized over the average remaining life expectancy of the plan, which is approximately 25 years for the U.S. plan and 34 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The decrease in the average remaining life expectancy of the

U.S. plan from the life expectancy of 35 years assumed in the prior year was due primarily to the 2015 plan amendment as previously discussed. The unrecognized net actuarial gain of $6.2 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at four years, to the extent the loss is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2015, $423.4 million of the actuarial loss was outside of the corridor for the U.S. plans and £3.4 million was outside of the corridor for the U.K. plan. At December 31, 2015, none of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $11.6 million, $3.9 million, and $27.9 million in 2015, 2014, and 2013, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,403.3 million at December 31, 2015, compared to $1,473.7 million at December 31, 2014. The plan was in an underfunded position of $233.8 million and $245.1 million at December 31, 2015 and December 31, 2014, respectively. This year over year change was due primarily to the decrease in period benefit obligations due to the increase in discount rate, mostly offset by lower than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £157.0 million at December 31, 2015, compared to £158.1 million at December 31, 2014. The U.K. pension plan was in an overfunded position of £18.8 million and £12.4 million at December 31, 2015 and 2014, respectively.

The fair value of plan assets in our OPEB plan was $11.2 million and $11.3 million at December 31, 2015 and December 31, 2014, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

See Executive Summary contained herein in Item 7 and Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our plans.

Income Taxes

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  In evaluating the ability to recover deferred tax assets, we have considered all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  In the event we determine that we most likely would not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made.  Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. During 2015, we recorded a valuation allowance of $1.3 million related to unrealized tax losses on buildings which we own and occupy in the U.K. We had no valuation allowance as of December 31, 2014.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Revenue
Premium Income	$8,082.4	3.7%	$7,797.2	2.3%	$7,624.7
Net Investment Income	2,481.2	(0.4)	2,492.2	(0.6)	2,506.9
Net Realized Investment Gain (Loss)	(43.8)	N.M.	16.1	136.8	6.8
Other Income	211.5	(3.4)	219.0	(4.9)	230.2
Total Revenue	10,731.3	2.0	10,524.5	1.5	10,368.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,782.8	(7.2)	7,310.8	10.8	6,595.7
Commissions	996.3	6.5	935.3	2.8	909.5
Interest and Debt Expense	152.8	(8.8)	167.5	12.1	149.4
Deferral of Acquisition Costs	(569.7)	8.7	(524.0)	12.3	(466.8)
Amortization of Deferred Acquisition Costs	482.3	9.4	440.8	5.2	418.9
Compensation Expense	835.1	1.7	820.9	3.9	790.4
Other Expenses	813.4	(2.1)	831.2	10.6	751.5
Total Benefits and Expenses	9,493.0	(4.9)	9,982.5	9.1	9,148.6

Income Before Income Tax	1,238.3	128.5	542.0	(55.6)	1,220.0
Income Tax	371.2	165.3	139.9	(62.5)	373.0

Net Income	$867.1	115.6	$402.1	(52.5)	$847.0

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

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.528, 1.646, and 1.566 for years ended 2015, 2014, and 2013, respectively. If the 2014 and 2013 results for our U.K. operations had been translated at the lower exchange rate of 2015, our operating revenue by segment in 2014 and 2013 would have been lower by approximately $54.9 million and $16.2 million, respectively, and our operating income in 2014 and 2013 would have been lower by approximately $10.5 million and $3.2 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We continued to report year over year premium growth in each of our principal operating business segments in 2015 and in 2014 due to increased sales, premium rate increases, and favorable persistency in most of our product lines. Premium income continues to decline year over year, as expected, in our Closed Block segment.

Net investment income declined in 2015 relative to 2014 due primarily to a decrease in yield on invested assets and lower income from inflation index-linked bonds in our Unum UK segment, partially offset by higher levels of invested assets and higher miscellaneous investment income, which includes income from bond call premiums, mortgage fees and payoffs, and partnership investments. Net investment income declined in 2014 relative to 2013 due primarily to a decrease in yield on invested assets and lower miscellaneous investment income, partially offset by higher levels of invested assets.

Included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in a realized loss of $37.7 million during 2015 compared to realized gains of $3.3 million and $30.7 million in 2014, and 2013, respectively. We recognized $32.4 million of other-than-temporary impairment losses on fixed maturity securities in 2015 compared to losses of $13.5 million and $0.8 million in 2014 and 2013, respectively. We recognized hedge gains of $35.9 million during 2015 associated with the maturity of debt issued by one of our U.K. subsidiaries and $13.1 million during 2014 associated with the early retirement of a portion of that debt. Our 2013 net realized investment gain includes a $30.0 million loss related to the sale of lower yielding securities during a period when interest rates increased, and we advantageously reinvested the proceeds into higher yielding investments. See Notes 4 and 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

The consolidated benefit ratio was 83.9 percent in 2015 compared to 93.8 percent in 2014 and 86.5 percent in 2013. Excluding the 2014 and 2013 reserve adjustments, the benefit ratios for 2014 and 2013 were 84.8 percent and 86.4 percent, respectively. The underlying benefits experience for each of our principal operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased year over year due primarily to sales growth in our Unum US and Colonial Life segments. Amortization of acquisition costs was higher year over year due primarily to growth in the level of the deferred assets in our Unum US and Colonial Life segments and a higher level of Unum US supplemental and voluntary policy terminations relative to assumptions for certain issue years.

Interest and debt expense was lower in 2015 relative to 2014 due primarily to $13.2 million of costs incurred in 2014 related to the early retirement of a portion of the debt issued by one of our U.K. subsidiaries. Interest and debt expense for 2014, excluding the costs related to the early retirement of debt, was higher than 2013 due primarily to the issuance of $350 million of 4.00% senior notes in the first quarter of 2014, partially offset by the second quarter of 2014 retirement of $145 million of principal outstanding on 6.85% debt. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our debt.

Higher sales in certain of our product lines led to year over year increases in acquisition-related expenses as reported in compensation expense and in other expenses. Our pension amendments and the associated expenses related to those amendments also impact the comparability of expenses year over year, with the previously mentioned settlement loss recorded in 2014, higher expenses in both 2015 and 2014 related to increased contributions to our defined contribution plans resulting from the 2014 pension plan amendment, and a lower level of net actuarial loss amortization related to plan amendments adopted in 2013. We also continue to invest in technology and other growth-related investments, thereby increasing our level of spend related to 2013. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Our effective income tax rate for 2015 was 30.0 percent, compared to 25.8 percent in 2014 and 30.6 percent in 2013.  Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate.  Our effective tax rates for 2015 and 2013 were both favorably impacted by the enactment of income tax rate reductions by the U.K government.  The enactments reduced the net deferred tax liability related to our U.K. operations by $6.5 million in 2015 and $6.3 million in 2013.  Our 2015 income tax also includes a reduction in federal income taxes of $6.8 million related to our resolution with the Internal Revenue Service of certain outstanding issues.  In 2014, our U.S. earnings included a long-term care reserve charge that resulted in a larger proportion of our 2014 earnings derived from our foreign operations and taxed at the lower rate, therefore reducing our overall effective tax rate. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information on our income tax.

Further discussion of operating results for each of our segments and major product lines is included in "Segment Results" herein in Item 7.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Unum US	$939.6	4.2%	$902.1	21.0%	$745.6

Unum UK	£55.1	6.2%	£51.9	7.2%	£48.4

Colonial Life	$438.5	6.9%	$410.1	11.6%	$367.6

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income	$4,960.0	6.4%	$4,659.7	3.2%	$4,517.1
Net Investment Income	865.3	(1.5)	878.9	(4.4)	919.4
Other Income	119.2	(2.4)	122.1	(4.8)	128.3
Total	5,944.5	5.0	5,660.7	1.7	5,564.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,476.7	5.7	3,288.1	2.0	3,222.4
Commissions	562.2	6.3	528.7	4.7	505.2
Deferral of Acquisition Costs	(307.3)	5.0	(292.7)	16.2	(252.0)
Amortization of Deferred Acquisition Costs	272.3	9.8	248.1	7.9	230.0
Other Expenses	1,090.6	4.5	1,043.6	4.3	1,000.8
Total	5,094.5	5.8	4,815.8	2.3	4,706.4

Income Before Income Tax and Net Realized Investment Gains and Losses	850.0	0.6	844.9	(1.6)	858.4
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	—	—	75.4
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	—	—	—	—	(85.0)
Operating Income	$850.0	0.6	$844.9	(0.5)	$848.8

Operating Ratios (% of Premium Income):
Benefit Ratio	70.1%		70.6%		71.3%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments					71.6%
Other Expense Ratio	22.0%		22.4%		22.2%
Income Ratio	17.1%		18.1%		19.0%
Operating Income Ratio	17.1%		18.1%		18.8%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$1,644.7	5.9%	$1,553.5	—%	$1,553.9
Group Short-term Disability	607.4	8.8	558.1	7.4	519.6
Total Premium Income	2,252.1	6.7	2,111.6	1.8	2,073.5
Net Investment Income	496.5	(3.8)	515.9	(5.8)	547.4
Other Income	92.9	2.1	91.0	(4.8)	95.6
Total	2,841.5	4.5	2,718.5	0.1	2,716.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,834.0	5.0	1,746.4	0.8	1,732.9
Commissions	172.2	6.8	161.2	(1.7)	164.0
Deferral of Acquisition Costs	(43.2)	7.5	(40.2)	35.8	(29.6)
Amortization of Deferred Acquisition Costs	33.7	28.1	26.3	24.6	21.1
Other Expenses	572.4	4.1	550.0	3.3	532.4
Total	2,569.1	5.1	2,443.7	0.9	2,420.8

Operating Income	$272.4	(0.9)	$274.8	(7.1)	$295.7

Operating Ratios (% of Premium Income):
Benefit Ratio	81.4%		82.7%		83.6%
Other Expense Ratio	25.4%		26.0%		25.7%
Operating Income Ratio	12.1%		13.0%		14.3%

Persistency:
Group Long-term Disability	92.1%		90.6%		87.2%
Group Short-term Disability	88.1%		89.6%		88.0%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased in 2015 compared to 2014, driven by sales growth and premium rate increases, as well as favorable persistency in the group long-term disability product line. Net investment income declined in 2015 relative to 2014 due to a decrease in the level of invested assets and a decline in yields. Other income, which is comprised primarily of fees from administrative services products, increased slightly in 2015 relative to 2014.

Benefits experience was favorable in 2015 compared to 2014 due to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line, offset partially by the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

Commissions and the deferral of acquisition costs were higher in 2015 relative to 2014 due to sales growth and the corresponding increase in deferrable expenses. The amortization of deferred acquisition costs increased in 2015 relative to 2014 due to growth in the level of the deferred asset. The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a decline in the other expense ratio compared to 2014.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 compared to 2013, driven by favorable persistency, premium rate increases, and sales growth for both group long-term and group short-term disability. Net investment income declined in 2014 relative to 2013 due to a decrease in the level of invested assets and a decline in yield. Other income declined in 2014 relative to 2013 due primarily to the 2013 gain of $4.0 million on the purchase and retirement of the debt issued by Tailwind Holdings.

Benefits experience was favorable in 2014 compared to 2013 due primarily to favorable claim recovery experience, partially offset by slightly higher claim incidence rates and the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

The deferral of acquisition costs was higher in 2014 relative to 2013 due to an increase in deferrable expenses related to sales growth. The amortization of acquisition costs increased in 2014 compared to 2013 due to growth in the level of the deferred asset. The other expense ratio for 2014 was higher compared to 2013 due to an increase in other expenses driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Group Life	$1,347.4	6.7%	$1,262.3	4.0%	$1,213.9
Accidental Death & Dismemberment	131.7	4.6	125.9	3.5	121.6
Total Premium Income	1,479.1	6.5	1,388.2	3.9	1,335.5
Net Investment Income	135.1	(0.1)	135.2	(2.8)	139.1
Other Income	2.1	50.0	1.4	(22.2)	1.8
Total	1,616.3	6.0	1,524.8	3.3	1,476.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,061.6	8.8	975.8	7.2	909.9
Commissions	121.2	7.0	113.3	4.0	108.9
Deferral of Acquisition Costs	(33.3)	6.4	(31.3)	26.7	(24.7)
Amortization of Deferred Acquisition Costs	26.2	22.4	21.4	37.2	15.6
Other Expenses	215.7	5.1	205.2	3.5	198.2
Total	1,391.4	8.3	1,284.4	6.3	1,207.9

Income Before Income Tax and Net Realized Investment Gains and Losses	224.9	(6.4)	240.4	(10.5)	268.5
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	—	—	49.1
Group Life Waiver of Premium Benefit (Waiver) Reserve Reduction	—	—	—	—	(85.0)
Operating Income	$224.9	(6.4)	$240.4	3.4	$232.6

Operating Ratios (% of Premium Income):
Benefit Ratio	71.8%		70.3%		68.1%
Benefit Ratio Excluding the UDB and Waiver Reserve Adjustments					70.8%
Other Expense Ratio	14.6%		14.8%		14.8%
Income Ratio	15.2%		17.3%		20.1%
Operating Income Ratio	15.2%		17.3%		17.4%

Persistency:
Group Life	89.2%		90.8%		88.1%
Accidental Death & Dismemberment	89.8%		91.1%		88.8%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased in 2015 compared to 2014 primarily due to an increase in the in-force block resulting from prior year sales growth, partially offset by lower persistency. Net investment income was generally consistent in 2015 relative to the prior year, with an increase in the level of invested assets offset by a decline in yield.

Benefits experience was unfavorable in 2015 compared to 2014 due to a higher average paid claim size in both group life and accidental death and dismemberment.

Commissions and the deferral of acquisition costs were higher in 2015 compared to 2014 due to strong sales in the second half of 2014 and a corresponding increase in deferrable commissions which were expensed during the applicable periods of 2015. The amortization of deferred acquisition costs increased in 2015 compared to 2014 due to growth in the level of the deferred asset.  The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a slight decline in the other expense ratio compared to 2014.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 compared to 2013 primarily due to continued growth in the block of business resulting from sales and favorable persistency. Net investment income was lower in 2014 relative to 2013 due to a decrease in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was unfavorable in 2014 compared to 2013 due to the net favorable impact of the 2013 reserve adjustments for group life waiver of premium benefits and unclaimed death benefits. Excluding these two reserve adjustments, benefits experience was slightly favorable in 2014 compared to 2013 due to lower claim incidence rates, partially offset by a higher average claim size.

The deferral of acquisition costs was higher in 2014 relative to 2013 due to sales growth. The amortization of acquisition costs increased in 2014 compared to 2013 due to growth in the level of the deferred asset. The other expense ratio in 2014 was consistent with 2013 as the increase in premium income more than offset expense increases driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability	$478.9	2.7%	$466.1	0.2%	$465.3
Voluntary Benefits	749.9	8.1	693.8	7.9	642.8
Total Premium Income	1,228.8	5.9	1,159.9	4.7	1,108.1
Net Investment Income	233.7	2.6	227.8	(2.2)	232.9
Other Income	24.2	(18.5)	29.7	(3.9)	30.9
Total	1,486.7	4.9	1,417.4	3.3	1,371.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	581.1	2.7	565.9	(2.4)	579.6
Commissions	268.8	5.7	254.2	9.4	232.3
Deferral of Acquisition Costs	(230.8)	4.3	(221.2)	11.9	(197.7)
Amortization of Deferred Acquisition Costs	212.4	6.0	200.4	3.7	193.3
Other Expenses	302.5	4.9	288.4	6.7	270.2
Total	1,134.0	4.3	1,087.7	0.9	1,077.7

Income Before Income Tax and Net Realized Investment Gains and Losses	352.7	7.0	329.7	12.1	294.2
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	—	—	26.3
Operating Income	$352.7	7.0	$329.7	2.9	$320.5

Interest Adjusted Loss Ratio:
Individual Disability	30.9%		30.0%		29.6%

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	51.8%		51.6%		51.3%
Voluntary Benefits	44.4%		46.9%		53.0%
Benefit Ratio Excluding the UDB Reserve Increase
Voluntary Benefits					48.9%
Other Expense Ratio	24.6%		24.9%		24.4%
Income Ratio	28.7%		28.4%		26.5%
Operating Income Ratio	28.7%		28.4%		28.9%

Persistency:
Individual Disability	90.3%		90.0%		90.5%
Voluntary Benefits	75.9%		77.6%		77.0%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income was higher in 2015 compared to 2014 due to sales growth, partially offset by a decline in persistency in the voluntary benefits product line. Net investment income was higher in 2015 relative to 2014 due to growth in the level of invested assets and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets. Other income decreased in 2015 relative to 2014 due primarily to an expected decline in surrender fees as our interest sensitive products mature.

Benefits experience for the individual disability product line in 2015 was generally consistent with 2014. Benefits experience for voluntary benefits in 2015 was favorable compared to 2014 due primarily to improved claim experience in our disability product line and a release of active life reserves in the critical illness product line resulting from a higher level of policy terminations relative to the prior year.

Commissions and deferral of acquisition costs were higher in 2015 compared to 2014 due primarily to sales growth. The amortization of deferred acquisition costs was higher in 2015 compared to 2014 due primarily to growth in the level of the deferred asset and the impact of a higher level of policy terminations in 2015 relative to assumptions for certain issue years within certain product lines. The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a slight decline in the other expense ratio compared to 2014.

The individual disability product line had goodwill of $187.6 million at December 31, 2015, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income was higher in 2014 compared to 2013, driven primarily by higher sales and stable to favorable persistency. Net investment income was lower in 2014 relative to 2013 due to decrease in yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience for the individual disability product line was slightly less favorable during 2014 compared to 2013 due to lower claim recoveries and higher claim incidence rates. Benefits experience for voluntary benefits was favorable during 2014 compared to 2013 due to the 2013 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was favorable due to improved claim experience in the disability and life product lines.

Commissions and deferral of acquisition costs were higher in 2014 relative to 2013 due primarily to higher sales. The amortization of deferred acquisition costs was higher in 2014 compared to 2013 due to growth in the level of the deferred asset. The other expense ratio for 2014 increased compared to 2013 due to an increase in other expenses driven by technology and other growth-related investments, a higher level of allocated retirement-related costs, and higher acquisition-related expenses resulting from the increased level of sales.

Sales

(in millions of dollars)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$239.7	7.2%	$223.6	29.0%	$173.3
Group Short-term Disability	119.7	0.8	118.8	16.6	101.9
Group Life and AD&D	250.1	(5.6)	264.8	32.8	199.4
Subtotal	609.5	0.4	607.2	27.9	474.6
Supplemental and Voluntary
Individual Disability	67.5	18.8	56.8	8.8	52.2
Voluntary Benefits	262.6	10.3	238.1	8.8	218.8
Subtotal	330.1	11.9	294.9	8.8	271.0
Total Sales	$939.6	4.2	$902.1	21.0	$745.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$405.4	0.9%	$401.7	23.8%	$324.4
Large Case Market	204.1	(0.7)	205.5	36.8	150.2
Subtotal	609.5	0.4	607.2	27.9	474.6
Supplemental and Voluntary	330.1	11.9	294.9	8.8	271.0
Total Sales	$939.6	4.2	$902.1	21.0	$745.6

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Group disability sales increased in 2015 compared to 2014 due to higher sales to existing customers in both the core market, which we define as employee groups with fewer than 2,000 lives, and in the large case market. Sales for group life and accidental death and dismemberment declined during 2015 compared to 2014 due to lower sales to new customers, partially offset by higher sales to existing customers in the core market. The sales mix in the group market sector for 2015 was approximately 67 percent core market and 33 percent large case market, generally consistent with the level of 2014.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in 2015 due primarily to sales to new customers. Sales of voluntary benefits were higher in 2015 compared to 2014, with increases in both core and large case market sales.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales of our group products increased in 2014 relative to 2013 in both the core and large case market segments for new and existing customer accounts. The sales mix in the group market sector for 2014 was approximately 66 percent core market and 34 percent large case market, generally consistent with the level of 2013.

Sales in our individual disability line of business increased in 2014 due to a favorable mix of sales in the core and large case market segments. Sales of voluntary benefits were higher in 2014 compared to 2013, with increases in both core and large case market sales.

We attribute a portion of our 2014 sales growth relative to 2013 to the distraction which occurred in the marketplace during 2013 as a result of healthcare reform implementation, which we believe negatively impacted our core market sales for our group and voluntary benefits products throughout 2013.
Segment Outlook

During 2016, we expect to achieve year over year premium growth resulting from stable persistency and disciplined sales growth. We believe additional improvement in our premium and sales growth rates may occur if the overall economic recovery further accelerates. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields and claim reserve discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases could unfavorably impact persistency in certain of our product lines. We expect our group disability benefit ratio for full year 2016 to be generally consistent with the level of 2015. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our supplemental and voluntary product line, by higher than expected policy terminations.

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

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. During the third quarter of 2015, we acquired National Dental, a provider of dental insurance in the U.K. workplace. The acquisition of National Dental did not have a material impact on our operating results or sales for the year ended December 31, 2015. See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details on the acquisition.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	$397.4	(5.1)%	$418.9	7.4%	$389.9
Group Life	121.5	(8.8)	133.2	25.2	106.4
Supplemental	57.3	4.0	55.1	(8.6)	60.3
Total Premium Income	576.2	(5.1)	607.2	9.1	556.6
Net Investment Income	124.9	(17.3)	151.0	1.7	148.5
Other Income	—	—	—	(100.0)	0.1
Total	701.1	(7.5)	758.2	7.5	705.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	394.8	(8.4)	431.0	4.3	413.3
Commissions	41.8	(2.3)	42.8	12.6	38.0
Deferral of Acquisition Costs	(9.6)	(8.6)	(10.5)	7.1	(9.8)
Amortization of Deferred Acquisition Costs	11.3	(9.6)	12.5	(15.0)	14.7
Other Expenses	122.2	(9.2)	134.6	15.0	117.0
Total	560.5	(8.2)	610.4	6.5	573.2

Operating Income	$140.6	(4.9)	$147.8	12.0	$132.0

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

(in millions of pounds, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Group Long-term Disability	£259.9	2.2%	£254.4	2.1%	£249.2
Group Life	79.5	(1.6)	80.8	18.5	68.2
Supplemental	37.5	12.3	33.4	(13.2)	38.5
Total Premium Income	376.9	2.3	368.6	3.6	355.9
Net Investment Income	81.6	(10.9)	91.6	(3.5)	94.9
Other Income	—	—	0.1	—	0.1
Total	458.5	(0.4)	460.3	2.1	450.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	258.1	(1.3)	261.4	(1.2)	264.5
Commissions	27.4	5.4	26.0	7.0	24.3
Deferral of Acquisition Costs	(6.3)	(1.6)	(6.4)	3.2	(6.2)
Amortization of Deferred Acquisition Costs	7.4	(2.6)	7.6	(18.3)	9.3
Other Expenses	79.9	(2.4)	81.9	9.6	74.7
Total	366.5	(1.1)	370.5	1.1	366.6

Operating Income	£92.0	2.4	£89.8	6.5	£84.3

Weighted Average Pound/Dollar Exchange Rate	1.528		1.646		1.566

Operating Ratios (% of Premium Income):
Benefit Ratio	68.5%		70.9%		74.3%
Other Expense Ratio	21.2%		22.2%		21.0%
Operating Income Ratio	24.4%		24.4%		23.7%

Persistency:
Group Long-term Disability	89.2%		90.1%		82.2%
Group Life	80.0%		76.0%		66.7%
Supplemental	87.7%		86.6%		78.8%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income was higher in 2015 compared to 2014 due primarily to growth in our in-force group long-term disability product line resulting from prior year sales growth and stable persistency and in the supplemental product line resulting from the acquisition of National Dental.

Net investment income declined in 2015 compared to 2014 due primarily to lower income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The year over year decrease in net investment income attributable to these index-linked bonds was largely offset by a more favorable year over year change in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was favorable in 2015 compared to 2014 due as a result of favorable experience in both the group long-term disability and group life product lines. The favorable group long-term disability benefits experience was due primarily to favorable claim recoveries, partially offset by unfavorable mortality experience. The favorable group life experience was due to a lower claim incidence rate and a lower average claim size.

Commissions were higher in 2015 compared to 2014 due primarily to sales growth in 2015. The deferral of acquisition costs and amortization of deferred acquisition costs were generally consistent in 2015 compared to 2014. The other expense ratio decreased in 2015 relative to 2014 due to a continued focus on expense management initiatives.

We had goodwill of $43.3 million at December 31, 2015, primarily related to the acquisition of National Dental. None of the goodwill is currently believed to be at risk for future impairment.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income was higher in 2014 compared to 2013 due to premium rate increases in our group long-term disability and group life product lines, favorable persistency, and an increased retention level in our reinsurance program, as of January 1, 2014, for our group life products that provide lump sum benefits. Partially offsetting these increases were large case policy terminations in our group life and supplemental product lines. Net investment income declined in 2014 compared to 2013 due primarily to lower yields on invested assets and lower income from inflation index-linked bonds.

Group long-term disability and group life benefits experience was favorable in 2014 compared to 2013 due primarily to lower claim incidence rates. Supplemental benefits experience was favorable in 2014 compared to 2013 due to lower claim incidence rates for the group critical illness product line.

Commissions were higher in 2014 compared to 2013 due primarily to the increased retention level in our group life reinsurance program. The amortization of deferred acquisition costs was lower in 2014 compared to 2013 due primarily to a decrease in the level of the deferred asset. The other expense ratio was higher in 2014 compared to 2013 due primarily to an increase in operational investments in our business and a lower comparative expense ratio in 2013 as a result of expense allowances related to the reinsurance agreements in our group life product line.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Sales by Product
Group Long-term Disability	$53.4	(7.0)%	$57.4	13.7%	$50.5
Group Life	25.7	8.0	23.8	11.2	21.4
Supplemental	5.0	28.2	3.9	—	3.9
Total Sales	$84.1	(1.2)	$85.1	12.3	$75.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$44.3	4.2%	$42.5	9.3%	$38.9
Large Case Market	34.8	(10.1)	38.7	17.3	33.0
Subtotal	79.1	(2.6)	81.2	12.9	71.9
Supplemental	5.0	28.2	3.9	—	3.9
Total Sales	$84.1	(1.2)	$85.1	12.3	$75.8

Sales by Product
Group Long-term Disability	£35.0	(0.3)%	£35.1	9.0%	£32.2
Group Life	16.8	16.7	14.4	5.1	13.7
Supplemental	3.3	37.5	2.4	(4.0)	2.5
Total Sales	£55.1	6.2	£51.9	7.2	£48.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£29.0	12.4%	£25.8	3.6%	£24.9
Large Case Market	22.8	(3.8)	23.7	12.9	21.0
Subtotal	51.8	4.6	49.5	7.8	45.9
Supplemental	3.3	37.5	2.4	(4.0)	2.5
Total Sales	£55.1	6.2	£51.9	7.2	£48.4

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Sales in group long-term disability were generally consistent in 2015 compared to 2014. In the group long-term disability core market, or employee groups with fewer than 500 lives, sales increased in 2015 relative to the prior year due primarily to sales to new customers. Sales in the group long-term disability large case market were lower due to a decline in sales to existing customers partially offset by higher sales to new customers.

Group life sales increased in 2015 compared to 2014 due to higher sales to new customers in both the core and large case markets, partially offset by a decline in sales to existing customers.

Supplemental sales were higher in 2015 compared to 2014 due primarily to higher sales in our group critical illness and individual disability product lines.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales in group long-term disability increased in 2014 compared to 2013 due to higher sales in the large case market, with an increase in sales to new customers partially offset by lower sales to existing customers. In the group long-term disability core market sales declined in 2014 relative to 2013.

Group life sales within the core market segment were higher in 2014 compared to 2013 for both new and existing customers. Group life sales in the large case market declined in 2014 relative to 2013 due to decreased sales to existing customers, partially offset by higher sales to new customers.

Supplemental sales were lower in 2014 compared to 2013 due primarily to lower sales in our group critical illness product line.

Segment Outlook

Our primary focus during 2016 remains building on the key capabilities that we believe will enable us to deliver future growth. We expect to further improve our profitability through an increased focus on new to market sales, our shift in business mix, premium rate increases, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We believe the current low levels of inflation in the U.K. may continue to adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. Prior to our adoption of Solvency II, a new European Union capital regime that became effective January 1, 2016, we received approval from the Prudential Regulation Authority (PRA) to use our own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions, including transitional relief as the Solvency II capital regime is implemented.  As a result, there was no material change to our capital requirements or to solvency ratios.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment. We do, however, see genuine opportunities to grow the market in the U.K. through establishing new relationships with employers, deepening the level of coverage with our existing corporate clients, and through new offerings such as the dental product resulting from our acquisition of National Dental. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. We believe the outlook for higher levels of employment, increases in corporate payrolls, and expansion of benefit spending is beginning to improve and will positively impact our sales and operating results. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$789.0	3.8%	$759.8	2.9%	$738.7
Life	252.4	8.9	231.8	4.8	221.1
Cancer and Critical Illness	297.2	5.4	282.1	3.6	272.4
Total Premium Income	1,338.6	5.1	1,273.7	3.4	1,232.2
Net Investment Income	145.4	(0.1)	145.5	1.0	144.1
Other Income	0.1	—	0.1	(50.0)	0.2
Total	1,484.1	4.6	1,419.3	3.1	1,376.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	683.0	3.4	660.6	(1.0)	667.0
Commissions	293.5	11.9	262.3	3.9	252.5
Deferral of Acquisition Costs	(252.8)	14.5	(220.8)	7.7	(205.0)
Amortization of Deferred Acquisition Costs	198.7	10.3	180.2	3.4	174.2
Other Expenses	252.6	6.1	238.0	6.1	224.3
Total	1,175.0	4.9	1,120.3	0.7	1,113.0

Income Before Income Tax and Net Realized Investment Gains and Losses	309.1	3.4	299.0	13.5	263.5
Unclaimed Death Benefits (UDB) Reserve Increase	—	—	—	—	20.1
Operating Income	$309.1	3.4	$299.0	5.4	$283.6

Operating Ratios (% of Premium Income):
Benefit Ratio	51.0%		51.9%		54.1%
Benefit Ratio Excluding the UDB Reserve Increase					52.5%
Other Expense Ratio	18.9%		18.7%		18.2%
Income Ratio	23.1%		23.5%		21.4%
Operating Income Ratio	23.1%		23.5%		23.0%

Persistency:
Accident, Sickness, and Disability	74.8%		75.5%		75.2%
Life	84.9%		85.2%		85.2%
Cancer and Critical Illness	81.2%		83.5%		83.1%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased in 2015 relative to 2014 as a result of sales growth in all lines of business, partially offset by a decline in persistency. Net investment income was generally consistent in 2015 relative to the prior year, with an increase in the level of invested assets offset by a decline in yield and lower miscellaneous investment income.

Benefits experience was favorable in 2015 compared to 2014 due to favorable incurred benefits in the accident, sickness, and disability product line and the release of active life reserves in the cancer and critical illness product lines related to policy terminations.

Commissions and the deferral of acquisition costs were higher in 2015 relative to 2014 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased in 2015 compared to the prior year due primarily to growth in the level of the deferred asset. The other expense ratio was slightly higher in 2015 compared to 2014 due primarily to continued investment in our business.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Premium income increased in 2014 relative to 2013 due to sales and continued strong persistency. Net investment income was higher in 2014 relative to 2013 due to an increase in the level of invested assets, partially offset by a decrease in yield on invested assets and lower miscellaneous investment income.

Favorable benefits experience in 2014 compared to 2013 primarily reflects improved claim experience in the cancer and critical illness product line. This was partially offset by less favorable experience in the accident, sickness, and disability product line due to a higher average claim size and in the life product line due to less favorable mortality experience. The release of active life reserves on terminations of older cases in the accident, sickness, and disability and cancer and critical illness product lines also favorably impacted 2014 relative to 2013.

Commissions and the deferral of acquisition costs were higher in 2014 relative to 2013 due to sales growth. The amortization of deferred acquisition costs was higher in 2014 compared to 2013 due primarily to continued growth in the level of the deferred asset. The other expense ratio was higher in 2014 compared to 2013 due primarily to continued investment in our business, higher sales compensation, and a higher level of allocated retirement-related costs.
Sales

(in millions of dollars)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Sales by Product
Accident, Sickness, and Disability	$276.1	5.9%	$260.7	9.4%	$238.2
Life	85.6	8.6	78.8	15.7	68.1
Cancer and Critical Illness	76.8	8.8	70.6	15.2	61.3
Total Sales	$438.5	6.9	$410.1	11.6	$367.6

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$290.8	5.5%	$275.6	12.0%	$246.0
Large Case Market	54.2	1.9	53.2	8.6	49.0
Subtotal	345.0	4.9	328.8	11.5	295.0
Public Sector	93.5	15.0	81.3	12.0	72.6
Total Sales	$438.5	6.9	$410.1	11.6	$367.6

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Sales were higher in 2015 compared to 2014 due to growth in new and existing customer account sales. Commercial market sales increased in 2015 compared to 2014 due to higher new and existing customer account sales in the core market, which we define as accounts with fewer than 1,000 lives, and higher existing customer account sales in the large case market. The growth in our public sector market for 2015 was attributable to new and existing customer account sales. The number of new accounts increased 10.0 percent in 2015 compared to 2014, and the average new case size decreased 7.5 percent.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Sales were higher in 2014 compared to 2013 due to growth in both new and existing customer account sales and across all market segments. Commercial market sales increased in 2014, with higher sales in both the core commercial market and in the large case commercial market. The growth in our core commercial market sales for 2014 was primarily attributable to new account sales, although we also experienced favorable growth in existing account sales. The growth in the large case commercial market was primarily attributable to higher sales to existing accounts. Public sector sales for 2014 increased due primarily to new account sales. The number of new accounts increased 13.4 percent in 2014 compared to 2013, and the average new case size increased 5.8 percent.
Segment Outlook

We expect to see continued favorable sales and premium growth trends in 2016.  Volatility in net investment income is likely to continue as a result of fluctuations in miscellaneous investment income. We expect our annual benefit ratio for 2016 to be generally consistent with the level of 2015. While we expect the low interest rate environment to continue to pressure our profit margins, we believe our underlying profitability will remain strong.

Disciplined execution of our growth strategy should deliver sales and premium growth that are in line with long-term expectations. Unfavorable U.S. economic conditions and the increasing competition in the voluntary market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We believe our success will be driven primarily by execution in the core commercial and public sector segments and through expansion of the overall market. We believe the current market environment offers considerable opportunities to meet the emerging needs of employers, brokers, and consumers. We intend to continue to focus on growth, the customer experience, productivity, and talent development. Key drivers in our 2016 plan include a focus on strategic growth markets, distribution expansion, third-party connectivity, enrollment solutions, service capabilities, and operational excellence.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Premium Income
Individual Disability	$572.4	(8.4)%	$624.8	(9.1)%	$687.5
Long-term Care	633.5	0.4	630.9	—	630.6
All Other	1.7	88.9	0.9	28.6	0.7
Total Premium Income	1,207.6	(3.9)	1,256.6	(4.7)	1,318.8
Net Investment Income	1,320.0	3.0	1,281.5	0.9	1,270.2
Other Income	89.3	(2.7)	91.8	(2.2)	93.9
Total	2,616.9	(0.5)	2,629.9	(2.0)	2,682.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,228.3	(24.0)	2,931.1	27.8	2,293.0
Commissions	98.8	(2.7)	101.5	(10.8)	113.8
Interest and Debt Expense	6.6	(9.6)	7.3	(13.1)	8.4
Other Expenses	164.1	(2.4)	168.2	4.9	160.4
Total	2,497.8	(22.1)	3,208.1	24.6	2,575.6

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	119.1	120.6	(578.2)	(638.9)	107.3
Long-term Care Reserve Increase	—	—	698.2	—	—
Operating Income	$119.1	(0.8)	$120.0	11.8	$107.3

Interest Adjusted Loss Ratios:
Individual Disability	82.8%		83.6%		82.6%
Long-term Care	87.6%		196.6%		89.6%
Long-term Care Excluding the Reserve Increase			85.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.6%		13.4%		12.2%
Income (Loss) Ratio	9.9%		(46.0)%		8.1%
Operating Income Ratio	9.9%		9.5%		8.1%

Persistency:
Individual Disability	90.9%		91.3%		91.8%
Long-term Care	95.7%		95.4%		95.5%

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income for individual disability decreased in 2015 compared to 2014 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency.  We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies.  The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in 2015 relative to 2014 due to increased invested asset levels and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets.  Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in 2015 compared to 2014 primarily due to lower investment income on those investment portfolios.

Individual disability benefits experience for 2015 was favorable relative to 2014 primarily due to favorable mortality.  Long-term care benefits experience was favorable in 2015 relative to the prior year due to the 2014 reserve increase, as previously discussed.  Excluding this reserve increase, long-term care benefits experience was unfavorable compared to 2014 due to less favorable development in active life reserves as a result of higher persistency.

Interest and debt expense in 2015 was lower than 2014 due to principal repayments on the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings).  The other expense ratio in 2015 was generally consistent with the same period of 2014.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Total premium income decreased in 2014 compared to 2013 due to expected policy terminations and maturities. The premium decrease resulting from persistency trends in the long-term care line of business was partially offset by the favorable impact of premium rate increases on certain of these policies.

Net investment income was higher in 2014 relative to 2013 due to increased invested asset levels and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets. Other income was lower in 2014 compared to 2013 primarily due to lower investment income from the investment portfolios held by the ceding companies.

Individual disability benefits experience for 2014 was unfavorable relative to 2013 due primarily to higher claim incidence rates. Long-term care benefits experience was unfavorable in 2014 relative to 2013 due to the 2014 reserve increase. Excluding this reserve increase, long-term care benefits experience was favorable compared to 2013 due to lower claim incidence rates.

Commissions decreased in 2014 compared to 2013 due to a lower level of accrued commissions in 2014 as well as the expected run-off of these blocks of business. Interest and debt expense in 2014 was lower than 2013 due to principal repayments on the outstanding debt issued by Northwind Holdings and a decrease in the floating rate of interest. The other expense ratio was higher in 2014 compared to 2013 due to lower premium income and an increase in expenses attributable to our long-term care product line.

Segment Outlook

We intend to continue our focus on operational effectiveness, rate increases, enhancement of our experience analysis tools, and capital management. We expect operating revenue to decline over time as these closed blocks of business wind down, although we anticipate additional premium income associated with long-term care rate increases. We also expect a small amount of group long-term care certificates may continue to be issued where we are required to do so under the terms of existing group policies. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2015	% Change	2014	% Change	2013
Operating Revenue
Net Investment Income	$25.6	(27.5)%	$35.3	42.9%	$24.7
Other Income	2.9	(42.0)	5.0	(35.1)	7.7
Total	28.5	(29.3)	40.3	24.4	32.4

Interest and Other Expenses	153.3	(2.9)	157.9	7.1	147.5

Operating Loss Including Costs Related to Early Retirement of Debt	(124.8)	(6.1)	(117.6)	(2.2)	(115.1)
Costs Related to Early Retirement of Debt	—	—	13.2	—	—
Operating Loss	$(124.8)	(19.5)	$(104.4)	9.3	$(115.1)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Net investment income was lower in 2015 relative to 2014 due primarily to lower levels of invested assets.

Interest and other expenses decreased in 2015 relative to 2014 due to $13.2 million of costs incurred in 2014 related to the early retirement of a portion of the debt issued by one of our U.K. subsidiaries. The remaining balance on the debt matured in 2015. Partially offsetting this favorable year over year comparison were higher legal expenses incurred during 2015.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Net investment income increased in 2014 relative to 2013 due to higher levels of invested assets, partially offset by a decrease in yield on invested assets. Other income declined in 2014 relative to 2013 due primarily to the recognition of income in 2013 related to a settlement of an appeal to the IRS for tax years 2005 to 2006.

Interest and other expenses were higher in 2014 compared to 2013 due to the costs related to the 2014 early retirement of debt and due to increased interest expense on debt, partially offset by a higher level of retirement-related costs allocated from Corporate to our other segments.
Segment Outlook

We expect the low interest rate environment, as well as holding lower levels of assets in this segment, to continue to place pressure on investment income. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements, and we expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2015

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain(Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,401.0	$68.2	$849.8	$79.8	$1,551.2	$148.0
Capital Goods	3,977.7	370.7	616.2	27.7	3,361.5	398.4
Communications	2,979.4	285.6	600.9	34.7	2,378.5	320.3
Consumer Cyclical	1,480.7	108.1	341.6	14.1	1,139.1	122.2
Consumer Non-Cyclical	6,037.1	566.0	1,026.3	41.1	5,010.8	607.1
Energy	5,011.5	(51.4)	1,994.3	372.6	3,017.2	321.2
Financial Institutions	3,299.4	284.8	373.7	6.4	2,925.7	291.2
Mortgage/Asset-Backed	2,481.5	162.9	513.3	4.7	1,968.2	167.6
Sovereigns	1,051.6	154.4	—	—	1,051.6	154.4
Technology	1,325.9	38.5	578.8	18.5	747.1	57.0
Transportation	1,705.9	178.6	338.5	13.9	1,367.4	192.5
U.S. Government Agencies and Municipalities	3,582.3	488.2	329.1	12.5	3,253.2	500.7
Public Utilities	8,020.4	1,041.1	418.7	16.3	7,601.7	1,057.4
Total	$43,354.4	$3,695.7	$7,981.2	$642.3	$35,373.2	$4,338.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2015 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2015. The increase in the unrealized loss on fixed maturity securities during 2015 was due primarily to an increase in both U.S. Treasury rates and credit spreads which occurred during the period.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015				2014
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$73.2	$34.0	$103.9	$3.0	$23.2
> 90 <= 180 days	56.0	108.4	15.6	5.7	0.7
> 180 <= 270 days	157.9	17.2	8.7	—	0.1
> 270 days <= 1 year	24.9	15.5	0.1	—	—
> 1 year <= 2 years	17.3	0.1	0.6	7.4	20.4
> 2 years <= 3 years	9.7	10.2	11.9	1.3	2.2
> 3 years	2.9	0.1	0.1	0.1	0.9
Sub-total	341.9	185.5	140.9	17.5	47.5

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	3.8	9.0	—	—	—
> 180 <= 270 days	11.1	—	—	—	—
> 1 year <= 2 years	3.6	—	—	—	—
Sub-total	18.5	9.0	—	—	—

Total	$360.4	$194.5	$140.9	$17.5	$47.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2015				2014
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$10.2	$36.4	$21.7	$2.5	$20.2
> 90 <= 180 days	50.8	58.7	1.2	29.1	31.4
> 180 <= 270 days	51.1	3.7	15.9	15.5	—
> 270 days <= 1 year	1.3	14.1	11.5	—	—
> 1 year <= 2 years	34.5	21.8	1.6	9.1	12.8
> 2 years <= 3 years	15.0	16.4	9.4	0.4	0.4
> 3 years	5.3	8.6	5.9	3.2	5.7
Sub-total	168.2	159.7	67.2	59.8	70.5

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	6.8
> 90 <= 180 days	9.6	6.3	—	8.0	—
> 180 <= 270 days	21.6	—	—	4.6	—
> 270 days <= 1 year	4.1	20.8	—	—	—
> 1 year <= 2 years	21.8	1.9	—	—	—
> 2 years <= 3 years	7.6	8.9	—	—	—
> 3 years	5.0	0.2	—	—	—
Sub-total	69.7	38.1	—	12.6	6.8

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	20.4	—	—	—	—
> 270 days <= 1 year	—	—	7.8	—	—
> 1 year <= 2 years	10.3	—	—	—	—
> 2 years <= 3 years	13.3	—	—	—	—
Sub-total	44.0	—	7.8	—	—

Total	$281.9	$197.8	$75.0	$72.4	$77.3

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type. We held no securities at December 31, 2015 with a gross unrealized loss of $20.0 million or greater.

Gross Unrealized Losses $10.0 Million or Greater on Fixed Maturity Securities
As of December 31, 2015

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Basic Industry	$35.7	$11.8	1
Energy	267.0	59.2	5
Total	$302.7	$71.0	6

Below-Investment-Grade
Energy	$120.7	$86.7	6

During 2015, we recognized an other-than-temporary impairment loss of $10.3 million on fixed maturity securities issued by a large U.S.-based coal company.  At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in coal prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment.  At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.

During 2014, we recognized an other-than-temporary impairment loss of $13.5 million on fixed maturity securities issued by a U.S.-based oil and natural gas exploration and production company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil and natural gas prices. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than 90 days but less than 180 days.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2013 and no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2015, 2014, or 2013.

At December 31, 2015, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At December 31, 2015, we held $142.5 million fair value ($129.3 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At December 31, 2015, our mortgage/asset-backed securities had an average life of 5.17 years, effective duration of 6.03 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2015, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,506.4 million and $3,298.1 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems. At December 31, 2015, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The sharp drop in the price of oil is putting pressure on the earnings and cash flows of some of these businesses.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  At December 31, 2015, approximately one-third of our exposure to the energy sector was represented by the independent and oilfield subsectors where demand for products is highly correlated with oil and gas prices. The remaining two-thirds of our exposure to the energy sector was represented by the midstream, integrated, refining, and other energy subsectors, which tend to be more correlated to product volume sales as opposed to the commodity price.  The majority of our energy sector holdings are investment-grade fixed maturity securities. At December 31, 2015, the fair value of investment-grade fixed maturity securities in the energy sector was $4,486.4 million, with a gross unrealized gain of $321.2 million and a gross unrealized loss of $182.9 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $525.1 million, with a gross unrealized loss of $189.7 million.

We perform sensitivity analysis on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  While downgrades and impairments may occur, we currently believe that the impact would not materially alter our financial position or capital plans. If oil prices were to remain at the current depressed levels for a period of several years, we would expect losses on these investments to increase. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
At December 31, 2015

(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain(Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,145.6	$(49.5)	$982.4	$143.0	$1,163.2	$93.5
Oil and Gas-Independent	1,494.3	(94.1)	663.5	181.5	830.8	87.4
Oilfield	200.6	(20.8)	133.9	30.1	66.7	9.3
Oil-Integrated	850.5	112.0	90.7	6.9	759.8	118.9
Oil-Refining	272.0	2.5	75.3	9.6	196.7	12.1
Other Energy	48.5	(1.5)	48.5	1.5	—	—
Total	$5,011.5	$(51.4)	$1,994.3	$372.6	$3,017.2	$321.2

Mortgage Loans

Our mortgage loan portfolio was $1,883.6 million and $1,856.6 million on an amortized cost basis at December 31, 2015 and 2014, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held no impaired mortgage loans at December 31, 2015. We held one impaired mortgage loan at December 31, 2014 that was carried at the estimated net realizable value of $13.1 million, net of a valuation allowance of $1.5 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $8.5 million at December 31, 2015. We held $36.4 million of cash collateral from our counterparties at December 31, 2015. The carrying value of fixed maturity securities posted as collateral to our counterparties was $27.3 million at December 31, 2015. We had no cash collateral posted to our counterparties at December 31, 2015. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.8 million and $40.4 million on a fair value basis at December 31, 2015 and 2014, respectively.

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

We have established an investment strategy that we believe will provide for adequate cash flows from operations. We attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business. However, deterioration in the credit market may delay our ability to sell our positions in certain of our fixed maturity securities in a timely manner and adversely impact the price we receive for such securities, which may negatively impact our cash flows. Furthermore, if we experience defaults on securities held in the investment portfolios of our insurance subsidiaries, this will negatively impact statutory capital, which could reduce our insurance subsidiaries' capacity to pay dividends to our holding companies. A reduction in dividends to our holding companies could force us to seek external financing to avoid impairing our ability to pay dividends to our stockholders or meet our debt and other payment obligations. As requirements of Dodd-Frank continue to take effect in 2016 and in subsequent years, to the extent that we enter into derivatives that are subject to centralized exchanges and cleared through a regulated clearinghouse, we may be subject to stricter collateral requirements which could have an adverse effect on our overall liquidity.

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

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were approximately $475 million and $575 million at December 31, 2015 and 2014, respectively. The December 31, 2015 balance, of which approximately $16.8 million was held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 5.7 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2015 and authorizes the repurchase of up to $750 million of common stock through November 2016, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During 2015, we repurchased 12.3 million shares at a cost of approximately $427 million. The dollar value of shares remaining under the repurchase program was approximately $502 million at December 31, 2015. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

During 2015, Tailwind Reinsurance Company (Tailwind Re), an affiliated captive reinsurance subsidiary domiciled in the United States, merged with Unum Life Insurance Company of America (Unum America), a domestic insurance subsidiary of Unum Group, with Unum America remaining as the surviving company. Following the merger, the majority of the block of group long-term disability business written by Unum America and previously ceded to Tailwind Re was ceded to an unaffiliated reinsurer. Unum America's capital adequacy and ability to pay dividends to Unum Group were not materially impacted by this transaction.

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. At December 31, 2015, the capital adequacy and individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented. As a result there is no material change to capital requirements or to solvency ratios for the Unum EEA Group. There remains some uncertainty regarding how Solvency II may impact dividend approvals.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2015 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $605 million, of which $594.6 million was declared and paid. The amount available during 2015 from Unum Limited was approximately £167 million, of which £30.0 million was declared and paid to one of our U.K. holding companies. During 2015, Northwind Re paid dividends of $79.0 million to Northwind Holdings. Fairwind paid no dividends during 2015.

During 2016, we intend to maintain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $664 million is available, without prior approval by regulatory authorities, during 2016 for the payment of dividends from our traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £148 million is available for the payment of dividends from Unum Limited during 2016, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of $69.8 million and £3.7 million to our U.S. and U.K. defined contribution plans, respectively, in 2015 and expect to make contributions of approximately $70 million and £4 million during 2016. We made no contributions to our U.S. qualified defined benefit pension plan or our U.K. defined benefit pension plan during 2015, nor do we expect to make any contributions to either plan during 2016. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Purchases and Retirement of Debt

In 2015, we made a debt repayment of $151.9 million at the maturity date of our remaining 6.85% notes due November 2015.

In 2014, we purchased and retired $145.0 million principal of the 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million.

In 2013, we purchased and retired the outstanding principal of $62.5 million on the floating rate, senior secured non-recourse notes issued by Tailwind Holdings, resulting in a before-tax gain of $4.0 million.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $74.4 million, $41.6 million, and $60.0 million in 2015, 2014, and 2013, respectively.

Issuance of Debt

In 2015, we issued $275.0 million of unsecured senior notes in a public offering. These notes, due 2025, bear interest at a fixed rate of 3.875% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

In 2014, we issued $350.0 million of unsecured senior notes in a public offering. These notes, due 2024, bear interest at a fixed rate of 4.00% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

Credit Facility

In 2013, we entered into a five-year, $400 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2015, letters of credit totaling $2.1 million had been issued from the credit facility, but there was no borrowed amount outstanding. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of these covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds or lines of credit through the facility. While maintenance of the unsecured, revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2015:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$364.9	$364.9	$—	$—	$—

Long-term Debt	4,116.3	127.0	447.6	620.3	2,921.4

Policyholder Liabilities	43,505.6	4,623.9	6,935.5	5,415.9	26,530.3

Pension and OPEB	724.7	19.4	38.3	37.5	629.5

Payables for Collateral on Investments	417.6	365.5	52.1	—	—

Miscellaneous Liabilities	673.0	594.8	21.8	10.3	46.1

Operating Leases	220.9	56.8	61.5	36.8	65.8

Purchase Obligations	307.0	299.7	7.3	—	—

Total	$50,330.0	$6,452.0	$7,564.1	$6,120.8	$30,193.1

Receipts Due

Reinsurance Recoverable	$7,703.8	$313.2	$586.6	$602.0	$6,202.0

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

Payables for collateral on investments include obligations to return unrestricted cash collateral to our securities lending and derivative counterparties and obligations to repay advances from regional Federal Home Loan Banks (FHLBs). The amounts presented in the preceding chart include contractual interest payments and therefore exceed what is reported in the consolidated balance sheets.

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, state premium taxes payable, amounts due to reinsurance companies, legally binding commitments to fund investments, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment is uncertain are included in the one year or less category.

See "Critical Accounting Estimates" contained in this Item 7 and Notes 3, 4, 6, 8, 9, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include commitments of $291.5 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $14.3 million at December 31, 2015.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $8.5 million at December 31, 2015. We held cash collateral from our counterparties of $36.4 million at December 31, 2015 and had posted fixed maturity securities with a carrying value of $27.3 million as collateral to our counterparties.

See Notes 3, 4, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $29.0 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2015 and were reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2015 was $33.1 million, and the maximum amount outstanding at any month end was $52.1 million. In addition, at December 31, 2015, we had $159.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2015 was $165.2 million, and the maximum amount outstanding at any month end was $208.7 million.

We had no repurchase agreements outstanding at December 31, 2015. The average balance during the year ended December 31, 2015 was $1.4 million, and the maximum amount outstanding at any month end was $12.3 million. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. During 2015, we made initial common stock membership purchases and obtained funding advances of $350.0 million for the purpose of purchasing fixed maturity securities.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2015	2014	2013
Net Cash Provided by Operating Activities	$1,292.1	$1,223.6	$1,031.5
Net Cash Used by Investing Activities	(713.0)	(886.6)	(419.2)
Net Cash Used by Financing Activities	(568.7)	(328.6)	(595.5)
Net Increase in Cash and Bank Deposits	$10.4	$8.4	$16.8

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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2014 was due primarily to the 2014 reserve increase for our long-term care line of business.

Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio, as was the case during 2013 when we sold lower yielding fixed maturity securities to take advantage of the higher interest rate environment by reinvesting the proceeds into higher yielding mortgage-backed and corporate securities with a higher credit quality. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by our securities lending program and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program. Our cash flows for 2015 include the proceeds received from our FHLB funding advances and the subsequent deployment of those funds to purchase fixed maturity securities.

See Notes 3, 4, and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During 2015, we repaid $151.9 million principal upon maturity of our 6.85% notes. During 2014, we retired $145.0 million principal of the 6.85% notes, including a make-whole amount of $13.2 million, for a total cash outflow of $158.2 million. During 2015, 2014, and 2013 we made principal payments of $74.4 million, $41.6 million, and $60.0 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings. During 2013, we purchased and retired the outstanding principal of $62.5 million on our floating rate, senior secured non-recourse notes issued by Tailwind Holdings for $56.2 million.

During 2015, we issued $275.0 million of 3.875% unsecured 10-year senior notes in a public offering and received proceeds of $271.4 million, excluding the associated debt issuance costs and discounts. During 2014, we issued $350.0 million of 4.00% unsecured 10-year senior notes in a public offering and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts.

Cash used to repurchase shares of Unum Group's common stock during 2015, 2014, and 2013 was $417.9 million, $306.0 million, and $317.2 million, respectively. During 2015, 2014, and 2013 we paid dividends of $174.2 million, $159.4 million, and $146.5 million, respectively, to holders of Unum Group's common stock.

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

Moody's, Fitch, and S&P affirmed their ratings for our domestic insurance subsidiaries and issuer credit rating for Unum Group during 2015. AM Best affirmed its ratings during 2014. There were no changes in any of the rating agencies' outlook statements or ratings during 2015 or in 2016 prior to the date of this filing.

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

Interest Rate Risk

Our exposure to interest rate changes results from our holdings of financial instruments such as fixed rate investments, derivatives, and interest sensitive liabilities. Fixed rate investments include fixed maturity securities, mortgage loans, policy loans, and short-term investments. Fixed maturity securities include U.S. and foreign government bonds, securities issued by government agencies, public utility bonds, corporate bonds, mortgage-backed securities, and redeemable preferred stock, all of which are subject to risk resulting from interest rate fluctuations. Certain of our financial instruments, fixed maturity securities and derivatives, are carried at fair value in our consolidated balance sheets. The fair value of these financial instruments may be adversely affected by changes in interest rates. A rise in interest rates may decrease the net unrealized gain related to these financial instruments, but may improve our ability to earn higher rates of return on new purchases of fixed maturity securities. Conversely, a decline in interest rates may increase the net unrealized gain, but new securities may be purchased at lower rates of return. Although changes in fair value of fixed maturity securities and derivatives due to changes in interest rates may impact amounts reported in our consolidated balance sheets, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine that an investment is other than temporarily impaired, or determine that a derivative instrument is no longer an effective hedge.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2015 and 2014 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2015 and 2014 are shown as follows:

	December 31, 2015
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$43,354.4	$39,917.3	$(3,437.1)
Mortgage Loans		2,013.9	1,914.1	(99.8)
Policy Loans, Net of Reinsurance Ceded		347.9	321.5	(26.4)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,344.6)	$(1,038.5)	$2,306.1
Short-term Debt		(366.2)	(363.6)	2.6
Long-term Debt		(2,645.9)	(2,472.4)	173.5

Derivatives (1)
Swaps	$1,470.3	$(0.4)	$(7.2)	$(6.8)
Embedded Derivative in Modified Coinsurance Arrangement		(87.6)	(88.1)	(0.5)

	December 31, 2014
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$45,064.9	$41,394.8	$(3,670.1)
Mortgage Loans		2,024.2	1,931.3	(92.9)
Policy Loans, Net of Reinsurance Ceded		339.2	313.2	(26.0)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(5,836.1)	$(3,071.9)	$2,764.2
Short-term Debt		(158.9)	(157.8)	1.1
Long-term Debt		(2,912.6)	(2,745.6)	167.0

Derivatives (1)
Swaps	$1,687.4	$(64.9)	$(86.8)	$(21.9)
Embedded Derivative in Modified Coinsurance Arrangement		(49.9)	(55.6)	(5.7)

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.8 billion of investable cash flows in 2016. Assuming interest rates and credit spreads remain constant throughout 2016 at the January 2016 market levels, our net investment income would decrease by approximately $0.6 million in 2016 and $5 million in 2017 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2016 or 2017.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2015 and 2014 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $100 million at each of those year end periods. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2015 and 2014, before-tax operating income, as reported in U.S. dollars, would have decreased approximately $15 million in each of those two years.

Dividends paid by Unum Limited are generally held at our U.K. finance subsidiary or our U.K. holding company. If these funds are repatriated to our U.S. holding company, we would at that time be subject to foreign currency risk as the value of the dividend, when converted into U.S. dollars, would be dependent upon the foreign exchange rate at the time of conversion.

We are also exposed to foreign currency risk related to certain foreign investment securities denominated in local currencies. We use foreign currency interest rate swaps to hedge or minimize the foreign exchange risk associated with these instruments.

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

Risk Culture and Governance

We employ a decentralized risk management model under which risk-based decisions are made daily on a local level. To achieve long-term success, we believe risk management must be the responsibility of all employees. The individual and collective decisions of our employees play a key role in successfully managing our overall risk profile. We strive for a culture of integrity, commitment, and accountability and we believe these values allow our employees to feel comfortable identifying issues as well as taking ownership for addressing potential problems.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system. Our three lines of defense model is depicted below.

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

Business units are primarily responsible for managing their principal risks. Our risk committees and other management committees serve risk and control functions responsible for providing risk oversight, or the second line of risk control. Our internal audit team provides periodic independent reviews and assurance activities serving as our third line of risk control.

In addition, our board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for managing strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. It also is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The audit committee of the board is responsible for oversight of risks relating to financial reporting risk and certain operational risks. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

Our executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The chief risk officer, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by corporate risk committees and by the risk committees of our operating segments.

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

•
We seek to manage our exposure to insurance risk through a combination of prudent underwriting with effective risk selection, maintaining pricing discipline, sound reserving practices, claims operational effectiveness, and selective use of reinsurance. Detailed underwriting guidelines and claim policies are tools used to manage our insurance risk exposure. We also monitor exposures against internally prescribed limits, and we diversify to reduce potential concentration risk and volatility.

•
We maintain a detailed set of investment policies and guidelines, including fundamental credit analysis, that are used to manage our credit risk exposure and diversify our risks across asset classes and issuers.

•
Finally, we foster a culture that embeds our corporate values and our code of conduct in our daily operations and preserves our reputation with customers and other key stakeholders. We monitor a composite set of operational risk metrics that measure operating effectiveness from the customer perspective.

Risk Reporting

Regular internal and external risk reporting is an integral part of our ERM framework. Internally, ERM reports are a standard part of our quarterly senior management and board meetings. The reports summarize our existing and emerging risk exposures, as well as report against the tolerances and limits defined by our risk appetite policy.

Externally, we are subject to a number of regulatory and rating agency risk examinations, and risk reports are often included. Annually, we file our Own Risk and Solvency Assessment summary report with the applicable insurance regulators for our U.S. insurance subsidiaries. This report provides strong evidence of the strengths of our ERM framework, measurement approaches, key assumptions utilized in assessing our risks, and prospective solvency assessments under both normal and stressed conditions. See "Regulation" contained herein in Item 1 for additional information regarding the ORSA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 24, 2016

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,658.7; $38,803.4)	$43,354.4	$45,064.9
Mortgage Loans	1,883.6	1,856.6
Policy Loans	3,395.4	3,306.6
Other Long-term Investments	583.0	545.0
Short-term Investments	807.3	974.3
Total Investments	50,023.7	51,747.4

Other Assets
Cash and Bank Deposits	112.9	102.5
Accounts and Premiums Receivable	1,598.4	1,634.7
Reinsurance Recoverable	4,725.1	4,906.4
Accrued Investment Income	702.8	696.1
Deferred Acquisition Costs	2,008.5	1,901.3
Goodwill	230.9	198.7
Property and Equipment	523.9	531.7
Income Tax Receivable	—	69.5
Other Assets	663.5	661.9

Total Assets	$60,589.7	$62,450.2

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,484.6	$1,529.3
Reserves for Future Policy and Contract Benefits	43,540.6	45,929.4
Unearned Premiums	384.2	396.6
Other Policyholders’ Funds	1,674.6	1,657.8
Income Tax Payable	6.0	—
Deferred Income Tax	91.8	62.0
Short-term Debt	352.4	151.9
Long-term Debt	2,475.1	2,628.7
Payables for Collateral on Investments	415.4	73.8
Other Liabilities	1,501.1	1,498.8

Total Liabilities	51,925.8	53,928.3

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 302,702,811 and 301,834,556 shares	30.3	30.2
Additional Paid-in Capital	2,247.2	2,221.2
Accumulated Other Comprehensive Income	16.1	166.4
Retained Earnings	7,995.2	7,302.3
Treasury Stock - at cost: 61,785,466 and 49,524,849 shares	(1,624.9)	(1,198.2)

Total Stockholders' Equity	8,663.9	8,521.9

Total Liabilities and Stockholders' Equity	$60,589.7	$62,450.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$8,082.4	$7,797.2	$7,624.7
Net Investment Income	2,481.2	2,492.2	2,506.9
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(32.4)	(13.5)	(0.8)
Other Net Realized Investment Gain (Loss)	(11.4)	29.6	7.6
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8
Other Income	211.5	219.0	230.2
Total Revenue	10,731.3	10,524.5	10,368.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,782.8	7,310.8	6,595.7
Commissions	996.3	935.3	909.5
Interest and Debt Expense	152.8	167.5	149.4
Deferral of Acquisition Costs	(569.7)	(524.0)	(466.8)
Amortization of Deferred Acquisition Costs	482.3	440.8	418.9
Compensation Expense	835.1	820.9	790.4
Other Expenses	813.4	831.2	751.5
Total Benefits and Expenses	9,493.0	9,982.5	9,148.6

Income Before Income Tax	1,238.3	542.0	1,220.0

Income Tax
Current	342.1	135.5	328.5
Deferred	29.1	4.4	44.5
Total Income Tax	371.2	139.9	373.0

Net Income	$867.1	$402.1	$847.0

Net Income Per Common Share
Basic	$3.51	$1.57	$3.20
Assuming Dilution	$3.50	$1.57	$3.19

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
		As Adjusted
Net Income	$867.1	$402.1	$847.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(892.5); $725.8; $(1,102.8))	(1,720.9)	1,439.3	(2,101.2)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $856.6; $(665.1); $743.3)	1,634.9	(1,284.7)	1,363.4
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $4.3; $2.0; $1.3)	(13.0)	(5.3)	(5.3)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.1; $-; $-)	(60.2)	(66.3)	25.5
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $3.2; $(92.4); $185.2)	8.9	(171.6)	344.6
Total Other Comprehensive Loss	(150.3)	(88.6)	(373.0)

Comprehensive Income	$716.8	$313.5	$474.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
		As Adjusted
Common Stock
Balance at Beginning of Year	$30.2	$36.1	$36.0
Common Stock Activity	0.1	0.1	0.1
Retirement of Treasury Stock	—	(6.0)	—
Balance at End of Year	30.3	30.2	36.1

Additional Paid-in Capital
Balance at Beginning of Year	2,221.2	2,634.1	2,607.7
Common Stock Activity	26.0	28.4	26.4
Retirement of Treasury Stock	—	(441.3)	—
Balance at End of Year	2,247.2	2,221.2	2,634.1

Accumulated Other Comprehensive Income
Balance at Beginning of Year	166.4	255.0	628.0
Other Comprehensive Loss	(150.3)	(88.6)	(373.0)
Balance at End of Year	16.1	166.4	255.0

Retained Earnings
Balance at Beginning of Year	7,302.3	8,064.0	7,363.5
Net Income	867.1	402.1	847.0
Dividends to Stockholders (per common share: $0.70; $0.62; $0.55)	(174.2)	(159.4)	(146.5)
Retirement of Treasury Stock	—	(1,004.4)	—
Balance at End of Year	7,995.2	7,302.3	8,064.0

Treasury Stock
Balance at Beginning of Year	(1,198.2)	(2,349.3)	(2,030.7)
Purchases of Treasury Stock	(426.7)	(300.6)	(318.6)
Retirement of Treasury Stock	—	1,451.7	—
Balance at End of Year	(1,624.9)	(1,198.2)	(2,349.3)

Total Stockholders' Equity at End of Year	$8,663.9	$8,521.9	$8,639.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$867.1	$402.1	$847.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	29.3	(21.5)	(196.7)
Change in Deferred Acquisition Costs	(87.4)	(83.2)	(47.9)
Change in Insurance Reserves and Liabilities	293.9	972.2	572.5
Change in Income Taxes	180.5	(18.6)	(23.5)
Change in Other Accrued Liabilities	20.0	105.2	21.2
Non-cash Components of Net Investment Income	(194.1)	(195.7)	(226.3)
Net Realized Investment (Gain) Loss	43.8	(16.1)	(6.8)
Depreciation	99.5	87.9	84.8
Other, Net	39.5	(8.7)	7.2
Net Cash Provided by Operating Activities	1,292.1	1,223.6	1,031.5

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	880.1	450.1	1,040.5
Proceeds from Maturities of Fixed Maturity Securities	2,417.0	1,819.4	2,146.4
Proceeds from Sales and Maturities of Other Investments	347.0	235.0	243.4
Purchase of Fixed Maturity Securities	(4,305.3)	(2,918.4)	(3,553.6)
Purchase of Other Investments	(409.5)	(285.2)	(363.7)
Net Sales (Purchases) of Short-term Investments	170.6	(69.3)	551.3
Net Increase (Decrease) in Payables for Collateral on Investments	341.6	(3.8)	(378.2)
Acquisition of Business	(54.3)	—	—
Net Purchases of Property and Equipment	(100.2)	(114.5)	(105.5)
Other, Net	—	0.1	0.2
Net Cash Used by Investing Activities	(713.0)	(886.6)	(419.2)

Cash Flows from Financing Activities
Issuance of Long-term Debt	271.4	347.2	—
Long-term Debt Repayments	(226.3)	(186.6)	(116.2)
Cost Related to Early Retirement of Debt	—	(13.2)	—
Issuance of Common Stock	6.4	12.3	11.4
Repurchase of Common Stock	(417.9)	(306.0)	(317.2)
Dividends Paid to Stockholders	(174.2)	(159.4)	(146.5)
Other, Net	(28.1)	(22.9)	(27.0)
Net Cash Used by Financing Activities	(568.7)	(328.6)	(595.5)

Net Increase in Cash and Bank Deposits	10.4	8.4	16.8

Cash and Bank Deposits at Beginning of Year	102.5	94.1	77.3

Cash and Bank Deposits at End of Year	$112.9	$102.5	$94.1

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

Description of Business: We are the largest provider of group and individual disability products in the United States and the United Kingdom. We also provide a complementary portfolio of other insurance products, including life insurance, employer- and employee-paid group benefits, and other related services, either as stand-alone products or combined with other coverages. We market our products primarily through the workplace.

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

Fixed Maturity Securities: Fixed maturity securities include long-term bonds and redeemable preferred stocks. Our fixed maturity securities are classified as available-for-sale and reported at fair value. Changes in the fair value of available-for-sale fixed maturity securities, except for amounts related to other-than-temporary impairment losses recognized in earnings, are reported as a component of other comprehensive income. These amounts are net of income tax and valuation adjustments to deferred acquisition costs and reserves for future policy and contract benefits which would have been recorded had the related unrealized gain or loss on these securities been realized.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,150.1 million and $3,068.4 million of policy loans ceded to reinsurers at December 31, 2015 and 2014, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of tax credit partnerships and private equity partnerships.

Tax credit partnerships in which we have invested were formed for the purpose of investing in the construction and rehabilitation of low-income housing.  Because the partnerships are structured such that there is no return of principal, the primary sources of investment return from our tax credit partnerships are tax credits and tax benefits derived from passive losses on the investments, both of which may exhibit variability over the life of the investment.  These partnerships are accounted for using either the proportional or the effective yield method, depending primarily on whether the tax credits are guaranteed through a letter of credit, a tax indemnity agreement, or another similar arrangement. Tax credits received from these partnerships are reported in our consolidated statements of income as either a reduction of premium tax or a reduction of income tax. The amortization of the principal amount invested in these partnerships is reported as a component of either premium tax or income tax.

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

Deferred acquisition costs related to non-interest sensitive policies are amortized in proportion to the premium income we expect to receive over the life of the policies. Deferred acquisition costs related to interest sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Deviations from projections result in a change to the rate of amortization in the period during which such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $902.6 million and $823.3 million as of December 31, 2015 and 2014, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $24.0 million and $15.2 million at December 31, 2015 and 2014, respectively. The accumulated amortization for value of business acquired was $133.1 million and $134.7 million as of December 31, 2015 and 2014, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $4.6 million, $3.5 million, and $4.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

Policy and Contract Benefits: Policy and contract benefits represent amounts paid and expected to be paid based on reported losses and estimates of incurred but not reported losses for non-interest sensitive life and accident and health products. For interest sensitive products, benefits are the amounts paid and expected to be paid on insured claims in excess of the policyholders' policy fund balances.

Reserves for Policy and Contract Benefits: Policy reserves represent future policy and contract benefits for claims not yet incurred. Policy reserves for non-interest sensitive life and accident and health products are determined using the net level premium method. The reserves are calculated based upon assumptions as to interest, persistency, morbidity, and mortality that were appropriate at the date of issue. Discount rate assumptions are based on actual and expected net investment returns. Persistency assumptions are based on our actual historical experience adjusted for future expectations. Claim incidence and claim resolution rate assumptions related to morbidity and mortality are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations. The assumptions vary by plan, year of issue, and policy duration and include a provision for adverse deviation.

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

Policy reserves for interest sensitive products are principally policyholder account values.

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

Revenue Recognition: Our non-interest sensitive life and accident and health products are long-duration contracts, and premium income is recognized as revenue when due from policyholders. If the contracts are experience rated, the estimated ultimate premium is recognized as revenue over the period of the contract. The estimated ultimate premium, which is revised to reflect current experience, is based on estimated claim costs, expenses, and profit margins.

For interest sensitive products, the amounts collected from policyholders are considered deposits, and only the deductions during the period for cost of insurance, policy administration, and surrenders are included in revenue. Policyholders' funds represent funds deposited by contract holders and are not included in revenue.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2015 and 2014 was $31.9 million and $41.7 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2015, 2014, and 2013, premium tax expense was $146.5 million, $139.2 million, and $137.0 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $338.8 million and $358.6 million at December 31, 2015 and 2014, respectively.

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

ASC 323 "Investments - Equity Method and Joint Ventures"
This update permitted entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Additional disclosures concerning investments in qualified affordable housing projects were also required. We elected to adopt this guidance and applied the amendments in the update retrospectively, adjusting all prior periods in our consolidated financial statements and accompanying notes.
		January 1, 2015	The cumulative effect at January 1, 2013, was an $8.1 million reduction in stockholders' equity. The following table summarizes the effects of our retrospective adoption on periods reported herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

	Historical		Effect	Historical		Effect
	Accounting	As	of	Accounting	As	of
	Method	Adjusted	Change	Method	Adjusted	Change
	(in millions of dollars, except share data)
	Year Ended December 31, 2014			Year Ended December 31, 2013
Consolidated Statements of Income
Net Investment Income	$2,477.4	$2,492.2	$14.8	$2,492.1	$2,506.9	$14.8
Income Tax - Current	103.3	135.5	32.2	296.6	328.5	31.9
Income Tax - Deferred	10.5	4.4	(6.1)	50.5	44.5	(6.0)
Net Income	413.4	402.1	(11.3)	858.1	847.0	(11.1)

Net Income Per Common Share
Basic	1.62	1.57	(0.05)	3.24	3.20	(0.04)
Assuming Dilution	1.61	1.57	(0.04)	3.23	3.19	(0.04)

Consolidated Statements of Comprehensive Income
Net Income	$413.4	$402.1	$(11.3)	$858.1	$847.0	$(11.1)

Consolidated Statements of Stockholders' Equity
Retained Earnings
Balance at Beginning of Year	$8,083.2	$8,064.0	$(19.2)	$7,371.6	$7,363.5	$(8.1)
Net Income	413.4	402.1	(11.3)	858.1	847.0	(11.1)
Balance at End of Year	7,332.8	7,302.3	(30.5)	8,083.2	8,064.0	(19.2)

Consolidated Statements of Cash Flows
Net Income	$413.4	$402.1	$(11.3)	$858.1	$847.0	$(11.1)
Change in Income Taxes	(44.7)	(18.6)	26.1	(49.4)	(23.5)	25.9
Non-cash Components of Net Investment Income	(180.9)	(195.7)	(14.8)	(211.5)	(226.3)	(14.8)

	December 31, 2014
Consolidated Balance Sheets
Other Long-term Investments	$591.9	$545.0	$(46.9)
Deferred Income Tax	78.4	62.0	(16.4)
Retained Earnings	7,332.8	7,302.3	(30.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 825 "Financial Instruments - Overall"
This update changes the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also include the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance is to be applied retrospectively.
		January 1, 2018	We have not yet determined the expected impact on our financial position or results of operations.
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
ASC 835 "Interest - Imputation of Interest"
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
ASC 944 "Financial Services - Insurance"
This update changes the disclosure requirements for certain insurance contracts. These changes include a requirement to disclose the rollforward of the liability for unpaid claims and claim adjustment expenses in both interim and annual reporting periods for long-duration and short-duration insurance contracts. Additional claims disclosures will also be required for short-duration contracts. The guidance is to be applied retrospectively.
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

	December 31, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$43,354.4	$43,354.4	$45,064.9	$45,064.9
Mortgage Loans	1,883.6	2,013.9	1,856.6	2,024.2
Policy Loans	3,395.4	3,498.0	3,306.6	3,407.6
Other Long-term Investments
Derivatives	49.8	49.8	28.0	28.0
Equity Securities	1.4	1.4	12.5	12.5
Miscellaneous Long-term Investments	474.4	474.4	438.7	438.7

Liabilities
Policyholders' Funds
Deferred Annuity Products	$608.8	$608.8	$621.4	$621.4
Supplementary Contracts without Life Contingencies	641.1	641.1	600.4	600.4
Short-term Debt	352.4	366.2	151.9	158.9
Long-term Debt	2,475.1	2,645.9	2,628.7	2,912.6
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	—	—
Other Liabilities
Derivatives	50.2	50.2	92.9	92.9
Embedded Derivative in Modified Coinsurance Arrangement	87.6	87.6	49.9	49.9
Unfunded Commitments to Investment Partnerships	5.0	5.0	12.8	12.8

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,150.1 million and $3,068.4 million as of December 31, 2015 and 2014, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of December 31, 2015, we estimate that the underlying assets of the funds will be liquidated over the next one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

to twelve years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Short-term Debt: Fair values for short-term debt are determined based on prices from independent pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques. These financial instruments are assigned a Level 1.

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $956.4 million and $849.7 million as of December 31, 2015 and 2014, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,689.5 million and $2,062.9 million as of December 31, 2015 and 2014, respectively, and are assigned a Level 2.

FHLB Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in fixed maturity securities. Carrying amounts approximate fair value and are assigned a Level 2 within the fair value hierarchy.

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent amounts that we have committed to fund certain investment partnerships. These commitments are legally binding, subject to the partnerships meeting specified conditions. Carrying amounts approximate fair value and are assigned a Level 2 within the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

We use observable and unobservable inputs in measuring the fair value of our fixed maturity and equity securities. For securities categorized as Level 1, fair values equal active Trade Reporting and Compliance Engine (TRACE) pricing or unadjusted broker market maker prices. For securities categorized as Level 2 or Level 3, inputs that may be used in valuing each class of securities at any given time period are presented as follows. Actual inputs used to determine fair values will vary for each reporting period depending on the availability of inputs which may, at times, be affected by the lack of market liquidity.

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs
United States Government and Government Agencies and Authorities
Valuation Techniques	Principally the market approach	Not applicable

Key Inputs	Prices obtained from external pricing services

States, Municipalities, and Political Subdivisions
Valuation Techniques	Principally the market approach	Principally the market approach

Key Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Relevant reports issued by analysts and rating agencies	Non-binding broker quotes
	Audited financial statements	Security and issuer level spreads

Foreign Governments
Valuation Techniques	Principally the market approach	Principally the market approach

Key Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Non-binding broker quotes
	Call provisions	Security and issuer level spreads

Public Utilities
Valuation Techniques	Principally the market and income approaches	Principally the market and income approaches

Key Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Mortgage/Asset-Backed Securities
Valuation Techniques	Principally the market and income approaches	Principally the market approach

Key Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs
	Non-binding broker quotes	Non-binding broker quotes
	Security cash flows and structures	Security and issuer level spreads
Underlying collateral
Prepayment speeds/loan performance/delinquencies
Relevant reports issued by analysts and rating agencies
Audited financial statements

All Other Corporate Bonds
Valuation Techniques	Principally the market and income approaches	Principally the market and income approaches

Key Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Redeemable Preferred Stocks
Valuation Techniques:	Principally the market approach	Principally the market approach

Key Inputs:	Non-binding broker quotes	Non-binding broker quotes
Benchmark yields
Comparative bond analysis
Call provisions
Relevant reports issued by analysts and rating agencies
Audited financial statements

Equity Securities
Valuation Techniques:	Principally the market approach	Principally the market and income approaches

Key Inputs:	Prices obtained from external pricing services	Financial statement analysis
	Non-binding broker quotes	Non-binding broker quotes
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

At December 31, 2015, approximately 6.8 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

The remaining 93.2 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 78.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$97.3	$1,367.9	$—	$1,465.2
States, Municipalities, and Political Subdivisions	—	1,994.9	122.2	2,117.1
Foreign Governments	—	998.7	52.9	1,051.6
Public Utilities	59.1	7,687.2	274.1	8,020.4
Mortgage/Asset-Backed Securities	—	2,481.5	—	2,481.5
All Other Corporate Bonds	2,770.4	23,992.8	1,408.2	28,171.4
Redeemable Preferred Stocks	—	23.4	23.8	47.2
Total Fixed Maturity Securities	2,926.8	38,546.4	1,881.2	43,354.4

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	2.4	—	2.4
Foreign Exchange Contracts	—	47.4	—	47.4
Total Derivatives	—	49.8	—	49.8
Equity Securities	—	—	1.4	1.4

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$12.3	$—	$12.3
Foreign Exchange Contracts	—	37.6	—	37.6
Credit Default Swaps	—	0.3	—	0.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	87.6	87.6
Total Derivatives	—	50.2	87.6	137.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2015		2014
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$195.3	$163.2	$—
Public Utilities	7.3	85.1	81.8	253.4
All Other Corporate Bonds	1,369.2	1,556.7	1,592.1	1,598.3
Total Fixed Maturity Securities	$1,376.5	$1,837.1	$1,837.1	$1,851.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$(0.1)	$(5.3)	$12.0	$(16.5)	$—	$(8.0)	$122.2
Foreign Governments	69.3	—	(1.4)	—	(15.0)	—	—	52.9
Public Utilities	315.0	—	(6.9)	40.0	(2.4)	118.5	(190.1)	274.1
All Other Corporate Bonds	1,425.3	(7.0)	(113.2)	55.3	(220.8)	810.2	(541.6)	1,408.2
Redeemable Preferred Stocks	24.9	—	(1.1)	—	—	—	—	23.8
Total Fixed Maturity Securities	1,974.6	(7.1)	(127.9)	107.3	(254.7)	928.7	(739.7)	1,881.2

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(37.7)	—	—	—	—	—	(87.6)

	Year Ended December 31, 2014
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$175.1	$—	$21.0	$—	$(1.4)	$—	$(54.6)	$140.1
Foreign Governments	78.5	1.1	0.8	—	(11.1)	—	—	69.3
Public Utilities	139.3	—	6.9	—	(0.8)	199.9	(30.3)	315.0
Mortgage/Asset-Backed Securities	0.5	(0.2)	0.3	—	(0.6)	—	—	—
All Other Corporate Bonds	1,923.3	0.7	44.8	91.1	(147.7)	626.9	(1,113.8)	1,425.3
Redeemable Preferred Stocks	23.8	—	1.1	—	—	—	—	24.9
Total Fixed Maturity Securities	2,340.5	1.6	74.9	91.1	(161.6)	826.8	(1,198.7)	1,974.6

Equity Securities	4.6	10.5	(0.2)	—	(13.5)	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(53.2)	3.3	—	—	—	—	—	(49.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in unrealized gains or losses relating to assets or liabilities valued using significant unobservable inputs and still held at each year end were $(37.7) million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. These amounts relate entirely to the changes in fair value of an embedded derivative in a modified coinsurance arrangement which are reported as realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2015
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$73.3	Change in Benchmark Reference	(a)	0.50% - 1.00% / 0.70%
States, Municipalities, and Political Subdivisions - Public	12.0	Market Convention	(f)	Priced at Par
All Other Corporate Bonds - Private	151.0	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d) (e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 1.00% - 2.00% / 1.75% 0.25% - 5.56% / 0.94% Priced at Par
All Other Corporate Bonds - Public	36.2	Lack of Marketability	(d)	1.00% - 1.00% / 1.00%
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	December 31, 2014
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions - Private	$101.0	Comparability Adjustment	(b)	0.25% - 1.00% / 0.71%
All Other Corporate Bonds - Private	432.8	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d) (e) (f)	0.50% - 0.70% / 0.60% 0.50% - 0.50% / 0.50% 0.48% - 0.48% / 0.48% 0.20% - 2.00% / 0.64% Priced at Par
All Other Corporate Bonds - Public	128.7	Comparability Adjustment Lack of Marketability Volatility of Credit	(b) (d) (e)	0.10% - 0.50% / 0.40% 0.20% - 0.35% / 0.29% (0.30)% - 0.50% / (0.05)%
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2015 and 2014, all fixed maturity securities were classified as available-for-sale.

The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.8	$207.3	$7.9	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	293.4	4.6	2,117.1
Foreign Governments	897.2	154.4	—	1,051.6
Public Utilities	6,979.3	1,057.4	16.3	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	167.6	4.7	2,481.5
All Other Corporate Bonds	26,325.5	2,454.1	608.2	28,171.4
Redeemable Preferred Stocks	44.0	3.8	0.6	47.2
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$642.3	$43,354.4

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$983.5	$255.5	$0.5	$1,238.5
States, Municipalities, and Political Subdivisions	1,745.0	377.6	1.1	2,121.5
Foreign Governments	1,101.1	206.3	—	1,307.4
Public Utilities	7,046.1	1,505.4	0.9	8,550.6
Mortgage/Asset-Backed Securities	2,224.9	207.0	0.1	2,431.8
All Other Corporate Bonds	25,658.8	3,828.6	122.2	29,365.2
Redeemable Preferred Stocks	44.0	5.9	—	49.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$124.8	$45,064.9

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2015
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$213.5	$7.9	$—	$—
States, Municipalities, and Political Subdivisions	112.3	4.3	3.3	0.3
Public Utilities	408.4	14.4	10.3	1.9
Mortgage/Asset-Backed Securities	504.3	4.6	9.0	0.1
All Other Corporate Bonds	6,155.0	464.2	554.7	144.0
Redeemable Preferred Stocks	10.4	0.6	—	—
Total Fixed Maturity Securities	$7,403.9	$496.0	$577.3	$146.3

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

	December 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.2	$20.6	$1,098.8	$0.2	$33.8
Over 1 year through 5 years	6,514.0	554.4	6,649.5	49.8	369.1
Over 5 years through 10 years	10,519.3	746.3	7,124.4	320.5	3,820.7
Over 10 years	19,194.6	2,849.1	18,532.3	267.1	3,244.3
	37,340.1	4,170.4	33,405.0	637.6	7,467.9
Mortgage/Asset-Backed Securities	2,318.6	167.6	1,968.2	4.7	513.3
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$35,373.2	$642.3	$7,981.2

	December 31, 2014
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,372.0	$34.3	$1,406.3	$—	$—
Over 1 year through 5 years	6,871.2	719.3	7,434.0	9.4	147.1
Over 5 years through 10 years	9,532.9	1,003.3	8,792.3	80.9	1,663.0
Over 10 years	18,802.4	4,422.4	22,490.6	34.4	699.8
	36,578.5	6,179.3	40,123.2	124.7	2,509.9
Mortgage/Asset-Backed Securities	2,224.9	207.0	2,401.9	0.1	29.9
Total Fixed Maturity Securities	$38,803.4	$6,386.3	$42,525.1	$124.8	$2,539.8

At December 31, 2015, the fair value of investment-grade fixed maturity securities was $40,056.3 million, with a gross unrealized gain of $4,264.4 million and a gross unrealized loss of $360.4 million. The gross unrealized loss on investment-grade fixed maturity securities was 56.1 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2015, the fair value of below-investment-grade fixed maturity securities was $3,298.1 million, with a gross unrealized gain of $73.6 million and a gross unrealized loss of $281.9 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 43.9 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2015, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2015, we held 269 individual investment-grade fixed maturity securities and 100 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 14 investment-grade fixed maturity securities and 32 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of December 31, 2015 and 2014, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2015, we had commitments of $56.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of December 31, 2015, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $442.6 million, comprised of $202.1 million of tax credit partnerships and $240.5 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2015	2014
	(in millions of dollars)
Income Tax Credits	$41.8	$41.8
Amortization, net of tax	(23.3)	(23.2)
Income Tax Benefit	$18.5	$18.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $5.0 million of unfunded unconditional commitments at December 31, 2015. We also had commitments of $168.5 million to fund certain private equity partnerships at December 31, 2015, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $148.0 million and $0.9 million, respectively, as of December 31, 2015 and $143.9 million and $1.4 million, respectively, as of December 31, 2014. The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At December 31, 2015, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the years ended December 31, 2015, 2014, and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	December 31
	2015		2014
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$130.6	6.9%	$110.1	5.9%
Industrial	574.1	30.5	542.9	29.2
Office	764.7	40.6	794.0	42.8
Retail	392.3	20.8	409.6	22.1
Other	21.9	1.2	—	—
Total	$1,883.6	100.0%	$1,856.6	100.0%

Region
New England	$97.6	5.2%	$105.6	5.7%
Mid-Atlantic	128.8	6.9	179.4	9.7
East North Central	186.4	9.9	210.6	11.4
West North Central	162.6	8.6	166.2	8.9
South Atlantic	409.3	21.7	453.6	24.4
East South Central	79.1	4.2	75.3	4.1
West South Central	237.6	12.6	215.6	11.6
Mountain	196.5	10.4	116.0	6.2
Pacific	385.7	20.5	334.3	18.0
Total	$1,883.6	100.0%	$1,856.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2015	2014
	(in millions of dollars)
Internal Rating
Aa	$1.1	$7.7
A	586.6	666.0
Baa	1,285.8	1,156.7
Ba	10.1	13.1
B	—	13.1
Total	$1,883.6	$1,856.6

Loan-to-Value Ratio
<= 65%	$937.2	$898.7
> 65% <= 75%	842.5	818.0
> 75% <= 85%	88.4	102.3
> 85%	15.5	37.6
Total	$1,883.6	$1,856.6

A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Foreclosure
Carrying Amount	$—	$18.1	$4.3
Number of Loans	—	1	1

We had no realized losses on loan foreclosures for the years ended December 31, 2015, 2014, and 2013 other than the initial impairment losses recognized prior to foreclosure. During 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million, recognized a $3.0 million realized loss on the troubled debt restructuring, and foreclosed on the property in a subsequent quarter of 2014.

At December 31, 2015 and 2014, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$1.5	$1.5
Provision	0.5	3.0	—
Charge-offs, Net of Recoveries	(2.0)	(3.0)	—
Balance at End of Year	$—	$1.5	$1.5

At December 31, 2014, we held one impaired mortgage loan with an unpaid principal balance of $14.6 million, a related allowance for credit losses of $1.5 million, and a carrying value of $13.1 million. During 2015, we increased the allowance for credit losses for the impaired loan by $0.5 million and recognized a corresponding investment loss. The loan was repaid in a subsequent quarter of 2015, with an additional de minimis loss recognized at repayment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Our average investment in impaired mortgage loans was $8.6 million, $26.7 million, and $14.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Interest income recognized on mortgage loans subsequent to impairment was $0.6 million, $1.0 million, and $0.8 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, we had commitments of $67.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.6 million, for which we received collateral in the form of cash and securities of $29.0 million and $159.3 million, respectively. As of December 31, 2014, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.5 million, for which we received collateral in the form of cash and securities of $58.4 million and $128.5 million, respectively. We had no outstanding repurchase agreements at December 31, 2015 or 2014.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

December 31, 2015
Overnight and Continuous
(in millions of dollars)
United States Government and Government Agencies and Authorities	$1.2
Public Utilities	4.0
All Other Corporate Bonds	23.8
Total Borrowings	29.0
Gross Amount of Recognized Liability for Securities Lending Transactions	29.0
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—
Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of December 31, 2015, we owned $30.9 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities. As of December 31, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $317.2 million and $96.0 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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

	December 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$49.8	$—	$49.8	$(12.8)	$(36.4)	$0.6
Securities Lending	181.6	—	181.6	(152.6)	(29.0)	—
Total	$231.4	$—	$231.4	$(165.4)	$(65.4)	$0.6

Financial Liabilities:
Derivatives	$50.2	$—	$50.2	$(35.6)	$—	$14.6
Securities Lending	29.0	—	29.0	(29.0)	—	—
Total	$79.2	$—	$79.2	$(64.6)	$—	$14.6

	December 31, 2014
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$28.0	$—	$28.0	$(7.2)	$(15.4)	$5.4
Securities Lending	176.5	—	176.5	(118.1)	(58.4)	—
Total	$204.5	$—	$204.5	$(125.3)	$(73.8)	$5.4

Financial Liabilities:
Derivatives	$92.9	$—	$92.9	$(67.0)	$—	$25.9
Securities Lending	58.4	—	58.4	(58.4)	—	—
Total	$151.3	$—	$151.3	$(125.4)	$—	$25.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Fixed Maturity Securities	$2,327.1	$2,344.4	$2,371.6
Derivatives	44.2	40.4	35.2
Mortgage Loans	114.0	109.8	109.2
Policy Loans	16.7	16.3	15.7
Other Long-term Investments	21.6	23.0	18.0
Short-term Investments	3.4	2.4	2.4
Gross Investment Income	2,527.0	2,536.3	2,552.1
Less Investment Expenses	31.2	29.0	29.5
Less Investment Income on Participation Fund Account Assets	14.6	15.1	15.7
Net Investment Income	$2,481.2	$2,492.2	$2,506.9

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$23.8	$9.3	$15.8
Gross Losses on Sales	(25.6)	(7.5)	(45.7)
Other-Than-Temporary Impairment Loss	(32.4)	(13.5)	(0.8)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	16.0	21.2	15.6
Gross Losses on Sales	(0.1)	(0.8)	—
Impairment Loss	(5.9)	(3.4)	(2.0)
Embedded Derivative in Modified Coinsurance Arrangement	(37.7)	3.3	30.7
All Other Derivatives	35.7	11.0	(1.9)
Foreign Currency Transactions	(17.6)	(3.5)	(4.9)
Net Realized Investment Gain (Loss)	$(43.8)	$16.1	$6.8

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

Derivatives designated as cash flow hedges and used to reduce our exposure to foreign currency risk are as follows:

•
Foreign currency interest rate swaps have historically been used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification and to hedge the currency risk associated with certain of the principal and interest payments of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries. For hedges of fixed maturity securities, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. For hedges of debt issued, we paid, at specified intervals, fixed rate foreign currency-denominated principal and interest payments to the counterparty in exchange for fixed rate U.S. dollar-denominated principal and interest payments.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $8.5 million at December 31, 2015. We held cash collateral from our counterparties of $36.4 million and $15.4 million at December 31, 2015 and 2014, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $27.3 million and $67.0 million at December 31, 2015 and 2014, respectively. We had no cash posted as collateral to our counterparties at December 31, 2015 and 2014. See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $50.2 million and $92.9 million at December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Options	Total
	(in millions of dollars)
Balance at December 31, 2012	$174.0	$508.8	$750.0	$—	$—	$—	$1,432.8
Additions	—	160.0	—	97.0	24.0	10.0	291.0
Terminations	24.0	38.4	150.0	—	24.0	10.0	246.4
Balance at December 31, 2013	150.0	630.4	600.0	97.0	—	—	1,477.4
Additions	—	250.1	—	—	68.0	—	318.1
Terminations	—	40.1	—	—	68.0	—	108.1
Balance at December 31, 2014	150.0	840.4	600.0	97.0	—	—	1,687.4
Additions	—	—	—	2.0	94.0	—	96.0
Terminations	—	190.1	—	29.0	94.0	—	313.1
Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$—	$1,470.3

Cash Flow Hedges

As of December 31, 2015 and 2014, we had $427.9 million and $618.0 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities and U.S. dollar-denominated debt issued by one of our U.K. subsidiaries.

During the fourth quarter of 2015, the remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries matured, at which time we terminated the related foreign currency swaps with a notional amount of $150.0 million and reclassified the cash flow hedge gain of $8.2 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. We also reclassified the remaining deferred cash flow hedge gain of $27.7 million from previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain. During 2014, we redeemed a portion of this debt and reclassified $13.1 million, the applicable portion of the deferred gain on cash flow hedges from the previously terminated derivatives associated with the hedge of this debt, from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. See Note 8.

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

For the years ended December 31, 2015, 2014, and 2013 there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

As of December 31, 2015, we expect to amortize approximately $53.6 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2015, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2015 and 2014, we had $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $5.3 million, $5.3 million, and $11.5 million for the years ended December 31, 2015, 2014, and 2013, respectively, with an offsetting gain on the related interest rate swaps.

As of December 31, 2015 and 2014, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $0.1 million, $(5.5) million, and $21.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the years ended December 31, 2015, 2014, and 2013, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2015 and 2014, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. During 2014, we entered into $125.4 million notional amount of foreign currency interest rate swaps in conjunction with the previously discussed transaction wherein we de-designated foreign currency interest rate swaps with a notional amount of $97.0 million. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

As of December 31, 2015 and 2014, we held $70.0 million and $97.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$2.4	Other Liabilities	$12.3
Foreign Exchange Contracts	Other L-T Investments	47.4	Other Liabilities	6.0
Total		$49.8		$18.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	31.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	87.6
Total				$119.5

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.7	Other Liabilities	$20.8
Foreign Exchange Contracts	Other L-T Investments	22.3	Other Liabilities	39.6
Total		$28.0		$60.4

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$1.2
Foreign Exchange Contracts			Other Liabilities	31.3
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	49.9
Total				$82.4

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

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.7)	$(0.1)	$(7.2)
Options	—	—	(0.1)
Foreign Exchange Contracts	68.1	16.2	22.6
Total	$67.4	$16.1	$15.3

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$50.2	$47.8	$43.1
Foreign Exchange Contracts	(1.6)	(4.2)	(5.9)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	0.5	4.3	1.3
Foreign Exchange Contracts	36.1	6.9	(13.8)
Interest and Debt Expense
Interest Rate Swaps	(1.8)	(1.8)	(1.7)
Total	$83.4	$53.0	$23.0
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$0.1	$(0.3)	$(1.9)
Foreign Exchange Contracts	(0.3)	(1.8)	—
Embedded Derivative in Modified Coinsurance Arrangement	(37.7)	3.3	30.7
Total	$(37.9)	$1.2	$28.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2012	$873.5	$401.6	$(72.6)	$(574.5)	$628.0
Other Comprehensive Income (Loss) Before Reclassifications	(746.4)	9.7	25.5	328.6	(382.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	8.6	(15.0)	—	16.0	9.6
Net Other Comprehensive Income (Loss)	(737.8)	(5.3)	25.5	344.6	(373.0)
Balance at December 31, 2013	135.7	396.3	(47.1)	(229.9)	255.0
Other Comprehensive Income (Loss) Before Reclassifications	154.3	31.1	(66.3)	(216.1)	(97.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.3	(36.4)	—	44.5	8.4
Net Other Comprehensive Income (Loss)	154.6	(5.3)	(66.3)	(171.6)	(88.6)
Balance at December 31, 2014	290.3	391.0	(113.4)	(401.5)	166.4
Other Comprehensive Income (Loss) Before Reclassifications	(114.7)	43.3	(60.2)	1.3	(130.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	28.7	(56.3)	—	7.6	(20.0)
Net Other Comprehensive Income (Loss)	(86.0)	(13.0)	(60.2)	8.9	(150.3)
Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1

The net unrealized gain on securities consists of the following components:

	December 31				Change for the Year Ended December 31
	2015	2014	2013	2012	2015	2014	2013
	(in millions of dollars)
Fixed Maturity Securities	$3,695.7	$6,261.5	$4,054.8	$7,221.5	$(2,565.8)	$2,206.7	$(3,166.7)
Other Investments	(33.7)	13.9	55.5	92.8	(47.6)	(41.6)	(37.3)
Deferred Acquisition Costs	(29.4)	(50.8)	(41.6)	(67.0)	21.4	(9.2)	25.4
Reserves for Future Policy and Contract Benefits	(3,578.4)	(6,150.3)	(4,108.5)	(6,277.5)	2,571.9	(2,041.8)	2,169.0
Reinsurance Recoverable	263.2	365.0	263.8	351.5	(101.8)	101.2	(87.7)
Income Tax	(113.1)	(149.0)	(88.3)	(447.8)	35.9	(60.7)	359.5
Total	$204.3	$290.3	$135.7	$873.5	$(86.0)	$154.6	$(737.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$(12.2)	$12.6	$(12.6)
Other-Than-Temporary Impairment Loss	(32.4)	(13.5)	(0.8)
	(44.6)	(0.9)	(13.4)
Income Tax Benefit	(15.9)	(0.6)	(4.8)
Total	$(28.7)	$(0.3)	$(8.6)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$50.2	$47.8	$43.1
Loss on Foreign Exchange Contracts	(1.6)	(4.2)	(5.9)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.5	4.3	1.3
Gain (Loss) on Foreign Exchange Contracts	36.1	6.9	(13.8)
Interest and Debt Expense
Loss on Interest Rate Swaps	(1.8)	(1.8)	(1.7)
	83.4	53.0	23.0
Income Tax Expense	27.1	16.6	8.0
Total	$56.3	$36.4	$15.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(11.9)	$(5.6)	$(32.9)
Amortization of Prior Service Credit	0.3	1.7	5.0
Curtailment Gain	—	—	3.0
Settlement Loss	—	(64.4)	—
	(11.6)	(68.3)	(24.9)
Income Tax Benefit	(4.0)	(23.8)	(8.9)
Total	$(7.6)	$(44.5)	$(16.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2015	2014	2013
	(in millions of dollars)
Balance at January 1	$24,194.0	$24,535.6	$24,567.1
Less Reinsurance Recoverable	2,066.9	2,072.8	2,006.0
Net Balance at January 1	22,127.1	22,462.8	22,561.1

Incurred Related to
Current Year	5,058.1	4,851.5	4,751.9
Prior Years
Interest	1,177.6	1,214.7	1,230.0
All Other Incurred	(111.6)	(13.5)	(44.7)
Foreign Currency	(119.5)	(138.7)	41.2
Total Incurred	6,004.6	5,914.0	5,978.4

Paid Related to
Current Year	(1,853.7)	(1,702.3)	(1,657.3)
Prior Years	(4,546.5)	(4,547.4)	(4,419.4)
Total Paid	(6,400.2)	(6,249.7)	(6,076.7)

Net Balance at December 31	21,731.5	22,127.1	22,462.8
Plus Reinsurance Recoverable	2,064.6	2,066.9	2,072.8
Balance at December 31	$23,796.1	$24,194.0	$24,535.6

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2015, 2014, and 2013.

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

2014 Long-term Care Reserve Increase

Policy reserves for our long-term care block of business are determined using the gross premium valuation method and, prior to 2014, were valued based on assumptions established as of December 31, 2011, the date of the initial loss recognition. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We undertake a review of policy reserve adequacy annually during the fourth quarter of each year, or more frequently if appropriate, using best estimate assumptions as of the date of the review.

Included in our 2014 review was an analysis of our reserve assumptions, including those for the discount rate, mortality and morbidity rates, persistency, and premium rate increases. Our analysis of reserve discount rate assumptions considered the continued historic low interest rate environment, future market expectations, and our view of future portfolio yields. The assumptions we established in 2011 were set at a level that we estimated would be sustainable in a low interest rate environment for three to five years, with improvements in market yields beginning after the third year. Since that time, however, interest rates had continued to hover near historic lows, and credit spreads had tightened. Our assumption update for mortality incorporated the last three years of Company-specific experience and emerging trends as well as industry data, where available and appropriate, and reflected improvements in life expectancies beyond what was initially anticipated in 2011. Our morbidity assumptions were updated to reflect trends from our own emerging Company experience in claim incidence and terminations, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

well as trends based on available and appropriate industry data and studies. Our premium rate increase assumptions were updated to reflect progress-to-date and our on-going rate increase strategy.

Based on our analysis at that time, we lowered the discount rate assumption to reflect the low interest rate environment and our revised expectation of future investment portfolio yield rates. Our revised assumptions anticipated the low interest rate environment persisting for the next three to five years, with a return to more historical averages over the following five year period. We updated our mortality assumptions to reflect emerging experience due to an increase in life expectancies which increases the ultimate number of people who will utilize long-term care benefits and also lengthens the amount of time a claimant may receive long-term care benefits.  We changed our morbidity assumptions to reflect emerging industry experience as well as our own Company experience, and we updated our projection of future premium rate increase approvals. Using our revised best estimate assumptions, as of December 31, 2014, we determined that our policy and claim reserves should be increased $698.2 million to reflect our current estimate of future benefit obligations. Of this amount, $85.8 million was related to claim reserves, which can be attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

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
During 2013, we completed our assessment of benefits which we estimated would be paid under this initiative, and as such, established $95.5 million of additional claim reserves for payment of these benefits. Claim reserves were increased $49.1 million for Unum US group life, $26.3 million for Unum US voluntary life, and $20.1 million for Colonial Life voluntary life. The reserves established were attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

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
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2015	2014	2013
	(in millions of dollars)
Policy and Contract Benefits	$1,484.6	$1,529.3	$1,511.0
Reserves for Future Policy and Contract Benefits	43,540.6	45,929.4	43,099.1
Total	45,025.2	47,458.7	44,610.1
Less:
Life Reserves for Future Policy and Contract Benefits	7,946.3	7,850.9	7,740.5
Accident and Health Active Life Reserves	9,704.4	9,263.5	8,225.5
Adjustment Related to Unrealized Investment Gains and Losses	3,578.4	6,150.3	4,108.5
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,796.1	$24,194.0	$24,535.6

The adjustment related to unrealized investment gains and losses reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the corresponding available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income or loss.

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Net Income	$371.2	$139.9	$373.0
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	(3.6)	(3.0)	(0.8)
Stockholders' Equity - Accumulated Other Comprehensive Income
Change in Net Unrealized Gain on Securities Before Adjustment	(892.5)	725.8	(1,102.8)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	856.6	(665.1)	743.3
Change in Net Gain on Cash Flow Hedges	(4.3)	(2.0)	(1.3)
Change in Foreign Currency Translation Adjustment	(0.1)	—	—
Change in Unrecognized Pension and Postretirement Benefit Costs	3.2	(92.4)	185.2
Total	$330.5	$103.2	$196.6

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2015	2014	2013
Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Rate Differential, Inclusive of Foreign Rate Changes	(2.5)	(4.0)	(1.8)
Tax Credits	(1.4)	(4.5)	(1.9)
Other Items, Net	(1.1)	(0.7)	(0.7)
Effective Tax	30.0%	25.8%	30.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

In 2014, our U.S. earnings included a long-term care reserve charge that resulted in a larger proportion of our 2014 earnings derived from our foreign operations and taxed at the lower rate, therefore reducing our overall effective tax rate.

Our net deferred tax liability consists of the following. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2015	2014
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$140.4	$97.4
Fixed Assets	87.1	95.6
Invested Assets	1,128.4	1,982.8
Other	55.4	64.6
Gross Deferred Tax Liability	1,411.3	2,240.4

Deferred Tax Asset
Reserves	1,060.5	1,919.2
Employee Benefits	246.0	254.0
Other	14.3	5.2
Gross Deferred Tax Asset	1,320.8	2,178.4
Less: Valuation Allowance	1.3	—
Net Deferred Tax Asset	1,319.5	2,178.4
Net Deferred Tax Liability	$91.8	$62.0

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Income Before Tax
United States - Federal	$1,057.8	$391.7	$1,086.8
Foreign	180.5	150.3	133.2
Total	$1,238.3	$542.0	$1,220.0

Current Tax Expense (Benefit)
United States - Federal	$280.5	$160.6	$309.8
Foreign	61.6	(25.1)	18.7
Total	342.1	135.5	328.5

Deferred Tax Expense (Benefit)
United States - Federal	56.9	(50.5)	41.3
Foreign	(27.8)	54.9	3.2
Total	29.1	4.4	44.5

Total	$371.2	$139.9	$373.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

The U.K. government enacted income tax rate reductions during 2015 and 2013. During 2015, the rate was reduced from 20 percent to 19 percent effective April 2017, and to 18 percent effective April 2020. During 2013, the rate was reduced from 23 percent to 21 percent effective April 2014, and to 20 percent effective April 2015. Although the rate reductions in each instance became or will become effective during a subsequent year, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $6.5 million and $6.3 million for the tax rate reductions enacted during 2015 and 2013, respectively.

We have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. subsidiaries. We consider these unremitted earnings to be permanently invested as they relate to ongoing operations of our non-U.S. subsidiaries. We do not intend to repatriate these earnings to fund our U.S. operations as we expect that future domestic cash flow generation will be sufficient to meet future domestic cash needs. As of December 31, 2015, we had not recorded a deferred tax liability on approximately $1 billion of the excess of the carrying amount for financial reporting over the tax basis of investments in non-U.S. subsidiaries that is considered permanent in duration. This amount becomes taxable upon repatriation of assets from a foreign subsidiary or a sale or liquidation of foreign subsidiaries. Should we sell the stock in our non-U.S. subsidiaries for an amount equal to the carrying amount for financial reporting, we would recognize tax expense of approximately $200 million, assuming our ability to fully utilize foreign tax credits.

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2015	2014	2013
	(in millions of dollars)
Balance at Beginning of Year	$19.8	$18.4	$17.5
Additions to Tax Positions Taken During Prior Years	—	1.7	5.7
Settlements with Tax Authorities	(19.0)	(0.6)	(4.8)
Tax Positions Taken During Current Year	—	0.3	—
Balance at End of Year	0.8	19.8	18.4
Less Tax Attributable to Temporary Items Included Above	—	(10.4)	(10.2)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$0.8	$9.4	$8.2

Included in the balances at December 31, 2014 and 2013 were $10.4 million and $10.2 million, respectively, of unrecognized tax benefits for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not have affected our results of operations but would have accelerated the payment of cash to the taxing authority.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized an increase (reduction) in interest expense related to unrecognized tax benefits of $(1.0) million, $0.2 million, and $(1.1) million during 2015, 2014, and 2013, respectively. We held a de minimis liability in our consolidated balance sheets for accrued interest and penalties related to unrecognized tax benefits at December 31, 2015. At December 31, 2014, we held a liability of $1.0 million. There are no positions for which it is reasonably possible that unrecognized tax benefits could materially increase or decrease within the next 12 months.

We file federal and state income tax returns in the United States and in foreign jurisdictions. We have been under continuous examination by the Internal Revenue Service (IRS) with regard to our U.S. federal income tax returns. During 2015, we settled our IRS audit for 2009 and 2010 and resolved a claim for refund we filed related to tax credits for years 2003 through 2012.  As a result, we recognized a tax benefit of $6.8 million in our consolidated statements of income and paid an immaterial amount of additional tax.

Tax years subsequent to 2010 remain subject to examination by tax authorities in the U.S., and tax years subsequent to 2013 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

As of December 31, 2015 and 2014, we had no net operating loss carryforward for U.S. income taxes. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  During 2015, we recorded a valuation allowance of $1.3 million related to unrealized tax losses on buildings which we own and occupy in the U.K. We had no valuation allowance at December 31, 2014.

Total income taxes paid net of refunds during 2015, 2014, and 2013 were $189.1 million, $155.7 million, and $398.1 million, respectively.

Note 8 - Debt

Debt consists of the following:

			December 31
			2015	2014
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Senior Secured Notes issued 2007	Variable	2037	$324.0	$398.4
Senior Notes issued 1998	7.000%	2018	200.0	200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2009	7.125%	2016	—	350.0
Senior Notes issued 2010	5.625%	2020	399.8	399.7
Senior Notes issued 2012	5.750%	2042	248.7	248.7
Senior Notes issued 2014	4.000%	2024	349.5	349.5
Senior Notes issued 2015	3.875%	2025	273.2	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(2.7)	(0.2)
Total Long-term Debt			2,475.1	2,628.7

Short-term Debt
Senior Notes issued 2005	6.850%	2015	—	151.9
Senior Notes issued 2009	7.125%	2016	350.0	—
Fair Value Hedges Adjustment			2.4	—
Total Short-term Debt			352.4	151.9

Total Debt			$2,827.5	$2,780.6

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

The aggregate contractual principal maturities are $350.0 million in 2016, $200.0 million in 2018, $400.0 million in 2020, and $1,881.6 million thereafter.

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

Recourse for the payment of principal, interest, and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2015, the amount in the DSCA was $5.4 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. During 2015, 2014, and 2013, Northwind Holdings made principal payments of $74.4 million, $41.6 million, and $60.0 million, respectively, on the Northwind notes.

In 2006, Tailwind Holdings, LLC (Tailwind Holdings) a wholly-owned subsidiary of Unum Group, issued $130.0 million of insured, senior, secured notes due 2036 in a private offering. In 2013, we purchased and retired the outstanding principal of $62.5 million on these notes, resulting in a before-tax gain of $4.0 million.

Unsecured Notes

In 2014, we purchased and retired $145.0 million principal of our 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million. In conjunction with this retirement, we reclassified $13.1 million of the deferred gain on previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. The remaining $151.9 million balance of these notes matured in November 2015.

Fair Value Hedges

As of December 31, 2015 and 2014, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of three-month LIBOR. See Note 4 for further information on our interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2015, 2014, and 2013 was $146.9 million, $145.9 million, and $144.6 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2015 and 2014, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Note 9 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit (OPEB) Plans

We sponsor several defined benefit pension and OPEB plans for our employees, including non-qualified pension plans. The U.S. qualified and non-qualified defined benefit pension plans comprise the majority of our total benefit obligation and benefit cost. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were closed to new entrants on December 31, 2013, the OPEB plan was closed to new entrants on December 31, 2012, and the U.K. plan was closed to new entrants on December 31, 2002.

Amendments to U.S. Pension Plans

In 2015, we amended our U.S. qualified defined benefit pension plan to increase the eligibility limit from $10,000 to $100,000 for a participant who terminates from the plan after December 31, 2015 and elects to receive a lump-sum settlement of his or her entire accrued pension benefit.  As a result of this plan amendment, we recognized a decrease in the net pension liability of $7.5 million, with a corresponding prior service credit included in accumulated other comprehensive income.

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

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive as a result of the 2013 plan amendments, we are required to amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2015, the estimate of the average remaining life expectancy of the plans was approximately 25 years for the U.S. plan and 34 years for U.K. plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The following tables provide the changes in the benefit obligation and fair value of plan assets and statements of the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,892.6	$1,718.7	$226.9	$208.7	$173.9	$165.3
Service Cost	3.8	3.7	—	2.3	—	0.3
Interest Cost	82.2	89.9	7.9	9.1	7.2	7.9
Plan Participant Contributions	—	—	—	—	4.6	4.1
Actuarial (Gain) Loss	(103.6)	343.5	(14.7)	25.2	(9.1)	12.9
Benefits and Expenses Paid	(59.3)	(48.7)	(4.6)	(4.3)	(16.2)	(16.6)
Settlements	—	(214.5)	—	—	—	—
Plan Amendment	(7.5)	—	—	—	—	—
Change in Foreign Exchange Rates	—	—	(11.7)	(14.1)	—	—
Benefit Obligation at End of Year	$1,808.2	$1,892.6	$203.8	$226.9	$160.4	$173.9

Accumulated Benefit Obligation at December 31	$1,808.2	$1,892.6	$194.8	$215.3	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,473.7	$1,590.7	$246.3	$225.7	$11.3	$11.4
Actual Return on Plan Assets	(17.5)	140.9	2.9	37.8	0.3	0.4
Employer Contributions	6.4	5.3	—	2.3	11.2	12.0
Plan Participant Contributions	—	—	—	—	4.6	4.1
Benefits and Expenses Paid	(59.3)	(48.7)	(4.6)	(4.3)	(16.2)	(16.6)
Settlements	—	(214.5)	—	—	—	—
Change in Foreign Exchange Rates	—	—	(13.1)	(15.2)	—	—
Fair Value of Plan Assets at End of Year	$1,403.3	$1,473.7	$231.5	$246.3	$11.2	$11.3

Underfunded (Overfunded) Status	$404.9	$418.9	$(27.7)	$(19.4)	$149.2	$162.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2015 and 2014 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Current Liability	$5.9	$5.4	$—	$—	$13.0	$13.7
Noncurrent Liability	399.0	413.5	—	—	136.2	148.9
Noncurrent Asset	—	—	(27.7)	(19.4)	—	—
Underfunded (Overfunded) Status	$404.9	$418.9	$(27.7)	$(19.4)	$149.2	$162.6

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(604.2)	$(593.0)	$(28.1)	$(35.4)	$6.2	$(2.6)
Prior Service Credit	7.5	—	—	—	0.4	0.7
	(596.7)	(593.0)	(28.1)	(35.4)	6.6	(1.9)
Income Tax	208.8	207.5	8.9	10.4	7.9	10.9
Total Included in Accumulated Other Comprehensive Income (Loss)	$(387.9)	$(385.5)	$(19.2)	$(25.0)	$14.5	$9.0

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2015 and 2014.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(385.5)	$(222.4)	$(25.0)	$(26.0)	$9.0	$18.5
Net Actuarial Gain (Loss)
Amortization	11.6	5.2	0.3	0.4	—	—
Settlements	—	64.4	—	—	—	—
All Other Changes	(22.8)	(320.5)	7.0	1.1	8.8	(12.9)
Prior Service Credit (Cost)
Amortization	—	—	—	—	(0.3)	(1.7)
Plan Amendment	7.5	—	—	—	—	—
Change in Income Tax	1.3	87.8	(1.5)	(0.5)	(3.0)	5.1
Accumulated Other Comprehensive Income (Loss) at End of Year	$(387.9)	$(385.5)	$(19.2)	$(25.0)	$14.5	$9.0

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

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic and international equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are designed to track the respective indices specified below. International equity funds may allocate a certain percentage of assets to forward currency contracts. Fixed income securities include U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits consist of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to later sell those investments for a gain. Real estate investments consist primarily of commercial real estate investments. Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 35 percent to equity securities, 40 percent to fixed income securities, and 25 percent to opportunistic credits, alternative, and real estate investments.

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

Assets for our U.K. pension plan are primarily invested in a pooled diversified growth fund. This fund invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The objectives of the fund are to generate capital appreciation over the course of a complete economic and market cycle and to deliver equity-like returns in the medium-to-long term while maintaining approximately two thirds of the volatility of equity markets. Performance of this fund is measured against the U.K. inflation rate plus four percent. The remaining assets in the U.K. plan are invested in leveraged interest rate and inflation swap and gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. The current target allocation for the assets is 70 percent diversified growth assets and 30 percent interest rate and inflation swap funds. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

We believe our investment portfolios are well diversified by asset class and sector, with no undue risk concentrations in any one category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is as follows:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$176.2	$—	$176.2
U.S. Mid Cap	—	55.0	—	55.0
U.S. Small Cap	56.9	—	—	56.9
International	63.7	62.9	—	126.6
Emerging Markets	—	35.5	—	35.5
Fixed Income Securities:
U.S. Government and Agencies	231.5	12.8	—	244.3
Corporate	—	291.4	—	291.4
State and Municipal Securities	—	2.1	—	2.1
Opportunistic Credits	—	163.5	—	163.5
Real Estate	—	83.5	—	83.5
Alternative Investments:
Private Equity Direct Investments	—	—	30.4	30.4
Private Equity Funds of Funds	—	—	35.3	35.3
Hedge Funds of Funds	—	—	70.9	70.9
Cash Equivalents	28.0	—	—	28.0
Total Invested Assets	$380.1	$882.9	$136.6	$1,399.6

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$181.4	$—	$181.4
U.S. Mid Cap	—	88.3	—	88.3
U.S. Small Cap	118.7	—	—	118.7
International	71.0	63.5	—	134.5
Emerging Markets	—	40.0	—	40.0
Fixed Income Securities:
U.S. Government and Agencies	243.5	14.6	—	258.1
Corporate	1.6	321.2	—	322.8
State and Municipal Securities	—	2.9	—	2.9
Opportunistic Credits	62.8	85.0	—	147.8
Alternative Investments:
Private Equity Direct Investments	—	—	17.2	17.2
Private Equity Funds of Funds	—	—	34.9	34.9
Hedge Funds of Funds	—	—	70.0	70.0
Cash Equivalents	52.8	—	—	52.8
Total Invested Assets	$550.4	$796.9	$122.1	$1,469.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Level 1 investments consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 equity, opportunistic credit, and real estate investments consist of funds that are valued based on the net asset value (NAV) of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions. Level 2 fixed income securities are valued using observable inputs through market corroborated pricing.

Alternative investments are valued based on the NAV of the underlying holdings in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2015 or 2014. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will begin to mature between five and eight years from the date of initial investment. We have assigned a Level 3 classification to the private equity direct investments and private equity funds of funds due to the redemption restrictions on the investments. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days. Because of these redemption restrictions, we have classified the hedge funds of funds as Level 3.

Changes in our U.S. pension plans' assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Direct Investments	$17.2	$4.2	$(0.2)	$11.9	$(2.7)	$—	$—	$30.4
Private Equity Funds of Funds	34.9	2.5	2.0	2.4	(6.5)	—	—	35.3
Hedge Funds of Funds	70.0	1.1	(0.2)	0.2	(0.2)	—	—	70.9
Total	$122.1	$7.8	$1.6	$14.5	$(9.4)	$—	$—	$136.6

	Year Ended December 31, 2014
	Beginning of Year	Actual Return on Plan Assets		Purchases	Sales	Level 3 Transfers		End of Year
		Held at Year End	Sold During the Year			Into	Out of
	(in millions of dollars)
Private Equity Direct Investments	$7.2	$1.7	$0.1	$9.0	$(0.8)	$—	$—	$17.2
Private Equity Funds of Funds	29.6	4.8	2.6	3.9	(6.0)	—	—	34.9
Hedge Funds of Funds	66.9	3.2	(0.1)	25.9	(25.9)	—	—	70.0
Total	$103.7	$9.7	$2.6	$38.8	$(32.7)	$—	$—	$122.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our U.K. pension plan is as follows.

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$156.3	$—	$156.3
Fixed Interest and Index-linked Securities	62.2	5.3	—	67.5
Cash Equivalents	7.7	—	—	7.7
Total Plan Assets	$69.9	$161.6	$—	$231.5

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$167.6	$—	$167.6
Fixed Interest and Index-linked Securities	78.0	—	—	78.0
Cash Equivalents	0.7	—	—	0.7
Total Plan Assets	$78.7	$167.6	$—	$246.3

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of funds that are valued based on the NAV of the underlying holdings. These investments have no unfunded commitments and no specific redemption restrictions.

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.2	$11.2

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.3	$11.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.3	$0.3	$15.8	$(16.2)	$11.2

	Year Ended December 31, 2014
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.4	$0.4	$16.1	$(16.6)	$11.3

For the years ended December 31, 2015 and 2014, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2015 or 2014.

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2015	2014	2015	2014	2015	2014
Benefit Obligations
Discount Rate	4.80%	4.40%	3.80%	3.60%	4.70%	4.30%
Rate of Compensation Increase	N/A	N/A	3.60%	3.60%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	4.40%	5.30%	3.60%	4.40%	4.30%	5.00%
Expected Return on Plan Assets	7.50%	7.50%	5.20%	6.10%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	3.60%	3.90%	N/A	N/A

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield on a portfolio of high quality fixed income corporate debt instruments matched against the projected cash flows for future benefits.

Our long-term rate of return on plan assets assumption is selected from a range of probable return outcomes generated by statistical analysis of the asset portfolio.  Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The methodology underlying the return assumption includes the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan's strategic asset allocation.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

Our mortality rate assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2015 and 2014 is 5.75 percent, which is based on full investment in fixed income securities with an average book yield of 5.24 percent and 5.46 percent in 2015 and 2014, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2015 and 2014, the annual rate of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year is 7.50 percent for each year for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rate is assumed to change gradually to 5.00 percent by 2021 for measurement at December 31, 2015 and remain at that level thereafter.

The medical and dental premiums used to determine the per retiree employer subsidy are capped. Certain of the current retirees and all future retirees are subject to the cap.

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the plans described above for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions of dollars)
Service Cost	$3.8	$3.7	$59.4	$—	$2.3	$4.3	$—	$0.3	$0.7
Interest Cost	82.2	89.9	86.3	7.9	9.1	8.6	7.2	7.9	8.0
Expected Return on Plan Assets	(108.9)	(117.8)	(105.5)	(12.4)	(13.7)	(12.5)	(0.7)	(0.7)	(0.6)
Amortization of:
Net Actuarial Loss	11.6	5.2	31.7	0.3	0.4	1.2	—	—	—
Prior Service Credit	—	—	(0.1)	—	—	—	(0.3)	(1.7)	(4.9)
Curtailment	—	—	0.7	—	—	(3.7)	—	—	—
Settlement	—	64.4	—	—	—	—	—	—	—
Total Net Periodic Benefit Cost	$(11.3)	$45.4	$72.5	$(4.2)	$(1.9)	$(2.1)	$6.2	$5.8	$3.2

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2015 would have increased (decreased) the service cost and interest cost by $0.2 million and $(0.1) million, respectively, and the postretirement benefit obligation by $4.3 million and $(3.2) million, respectively.

The unrecognized net actuarial loss and the prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2016 is $16.5 million and $0.5 million before tax, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2016	$66.3	$5.3	$15.3	$1.9	$13.4
2017	68.7	5.6	15.0	2.1	12.9
2018	71.9	5.9	14.7	2.3	12.4
2019	74.9	5.9	14.4	2.5	11.9
2020	79.1	6.5	14.0	2.7	11.3
2021-2025	452.7	37.7	62.7	15.2	47.5

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2015 and made no voluntary contributions during 2015. We do not expect to make any contributions in 2016. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because such contributions are determined under the minimum funding requirements as set forth in ERISA.

We made no contributions to our U.K. plan during 2015, nor do we expect to make any contributions in 2016, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

During the years ended December 31, 2015, 2014, and 2013, we recognized costs of $71.5 million, $76.0 million, and $18.8 million, respectively, for our U.S. defined contribution plan and $5.7 million, $5.0 million, and $2.9 million, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars, except share data)
Numerator
Net Income	$867.1	$402.1	$847.0

Denominator (000s)
Weighted Average Common Shares - Basic	246,986.7	255,525.9	264,725.8
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	868.0	1,126.9	1,223.4
Weighted Average Common Shares - Assuming Dilution	247,854.7	256,652.8	265,949.2

Net Income Per Common Share
Basic	$3.51	$1.57	$3.20
Assuming Dilution	$3.50	$1.57	$3.19

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29; the nonvested restricted stock units have grant prices ranging from $23.97 to $36.95; and the nonvested performance share units have grant prices ranging from $23.97 to $34.08. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated 0.3 million, 0.1 million, and 0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	May 2015	December 2013	July 2012
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$750.0
Remaining Repurchase Amount at Year End 2015	$502.3	$—	$—

The May 2015 share repurchase program has an expiration date of November 21, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions)
Shares Repurchased	12.3	8.7	11.2
Cost of Shares Repurchased (1)	$426.7	$300.6	$318.6

(1) Includes commissions of $0.3 million, $0.1 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2014, we retired 60.0 million shares of our treasury stock with an average total cost of $1,451.7 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2012 (the 2012 Plan), up to 20 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2015, approximately 15.67 million shares were available for future grants under the 2012 Plan.

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

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2014	281	$30.83
Granted	226	35.13
Vested	(120)	25.26
Forfeited	(4)	35.03
Outstanding at December 31, 2015	383	35.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

During 2015, 2014, and 2013, we issued PSUs with a weighted average grant date fair value per share of $35.13, $34.72, and $25.26, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a particular peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the performance periods. At December 31, 2015, the three-year performance period for the 2013 PSU grant was completed, but the performance factor had not yet been applied. The preceding table includes 0.1 million vested PSUs for which the 2013 through 2015 performance factor will be applied during the first quarter of 2016, with distribution of the stock thereafter.

At December 31, 2015, we had approximately $8.1 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.6 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. The assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2015	2014	2013
Expected Volatility (based on our and our peer group historical daily stock prices)	22%	31%	35%
Expected Life (equals the performance period)	3.0 years	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.91%	0.65%	0.38%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2014	1,081	$28.41
Granted	576	34.08
Vested	(762)	28.12
Forfeited	(29)	31.83
Outstanding at December 31, 2015	866	32.40

During 2015, 2014, and 2013, we issued RSUs with a weighted average grant date fair value per share of $34.08, $33.77, and $24.68, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2015, 2014, and 2013 was $21.4 million, $19.8 million, and $18.3 million, respectively. At December 31, 2015, we had $12.0 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Cash-Settled Awards

Activity for cash-settled awards classified as a liability is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2014	123	$27.31
Granted	46	33.92
Vested	(169)	29.11
Outstanding at December 31, 2015	—	—

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

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars, except per unit data)
Weighted Average Grant Date Fair Value per Unit Granted	$33.92	$33.85	$24.22
Total Fair Value of Units Vested	$4.9	$2.1	$2.4
Total Fair Value of Units Paid	$2.5	$2.9	$2.5

There is no unrecognized compensation cost related to the cash-settled awards, other than future changes in the liability due to future stock price changes, as the units do not require additional future service.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2014	999	$20.23
Exercised	(240)	11.37
Outstanding at December 31, 2015	759	23.02	3.2	$7.8

Exercisable at December 31, 2015	744	$23.00	3.1	$7.7

All outstanding stock options at December 31, 2015 are expected to vest. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

The intrinsic value of options exercised and fair value of options vested are as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Total Intrinsic Value of Options Exercised	$5.6	$4.0	$4.4
Total Fair Value of Options Vested	$1.1	$2.4	$2.4

At December 31, 2015, we had a de minimis amount of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.1 years.

The fair value of stock options is estimated on the date of initial grant using the Black-Scholes valuation model. The grant date fair value and the assumptions used to value stock options granted during 2013 are as follows. There were no stock options granted in 2015 or 2014.

Year Ended December 31
2013
Weighted Average Grant Date Fair Value per Option	$9.77
Expected Volatility (based on historical daily stock prices)	52%
Expected Life (based on historical average years to exercise)	6.0 years
Expected Dividend Yield (based on the dividend rate at the date of grant)	2.14%
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	1.12%

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Performance Share Units	$4.5	$2.5	$1.1
Restricted Stock Units and Cash-Settled Awards	18.6	19.0	21.0
Stock Options	0.2	0.6	1.0
Other	0.5	0.5	0.5
Total Compensation Expense, Before Income Tax	$23.8	$22.6	$23.6

Total Compensation Expense, Net of Income Tax	$15.7	$14.9	$15.6

Cash received under all share-based payment arrangements for the years ended December 31, 2015, 2014, and 2013 was $6.4 million, $12.3 million, and $11.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance

Thirteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2015, and all are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Direct Premium Income	$8,151.9	$7,899.3	$7,777.3
Reinsurance Assumed	202.8	189.8	203.2
Reinsurance Ceded	(272.3)	(291.9)	(355.8)
Net Premium Income	$8,082.4	$7,797.2	$7,624.7

Ceded Benefits and Change in Reserves for Future Benefits	$662.7	$662.7	$728.7

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

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business, which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Business Acquired

In September 2015, we acquired 100 percent of the common shares and voting interests in National Dental Plan Limited and associated companies (National Dental) for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings in the U.K. National Dental's revenues totaled £14.7 million, or $24.2 million, in 2014. Total assets were £18.6 million, or $28.1 million at the acquisition date, and were primarily comprised of short-term investments, accounts receivable, and intangible assets attributable to benefits derived from National Dental's customer relationships and dental provider network. Total liabilities were £5.0 million, or $7.5 million at the acquisition date, and were primarily comprised of outstanding claims liabilities, unearned premiums, and a deferred tax liability. The purchase price exceeded the fair value of the identifiable net assets by £22.3 million, or $33.7 million, and has been identified as goodwill, primarily attributable to the value of adding dental to our current employee benefit offerings. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entity. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, did not have a material impact on revenue or operating results for 2015.

Segment information is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$1,644.7	$1,553.5	$1,553.9
Group Short-term Disability	607.4	558.1	519.6
Group Life and Accidental Death & Dismemberment
Group Life	1,347.4	1,262.3	1,213.9
Accidental Death & Dismemberment	131.7	125.9	121.6
Supplemental and Voluntary
Individual Disability	478.9	466.1	465.3
Voluntary Benefits	749.9	693.8	642.8
	4,960.0	4,659.7	4,517.1
Unum UK
Group Long-term Disability	397.4	418.9	389.9
Group Life	121.5	133.2	106.4
Supplemental	57.3	55.1	60.3
	576.2	607.2	556.6
Colonial Life
Accident, Sickness, and Disability	789.0	759.8	738.7
Life	252.4	231.8	221.1
Cancer and Critical Illness	297.2	282.1	272.4
	1,338.6	1,273.7	1,232.2
Closed Block
Individual Disability	572.4	624.8	687.5
Long-term Care	633.5	630.9	630.6
All Other	1.7	0.9	0.7
	1,207.6	1,256.6	1,318.8
Total Premium Income	$8,082.4	$7,797.2	$7,624.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2015

Premium Income	$4,960.0	$576.2	$1,338.6	$1,207.6	$—	$8,082.4
Net Investment Income	865.3	124.9	145.4	1,320.0	25.6	2,481.2
Other Income	119.2	—	0.1	89.3	2.9	211.5
Operating Revenue	$5,944.5	$701.1	$1,484.1	$2,616.9	$28.5	$10,775.1

Operating Income (Loss)	$850.0	$140.6	$309.1	$119.1	$(124.8)	$1,294.0
Interest and Debt Expense	$—	$—	$—	$6.6	$146.2	$152.8
Depreciation and Amortization	$347.0	$18.0	$214.6	$6.6	$0.9	$587.1

Year Ended December 31, 2014

Premium Income	$4,659.7	$607.2	$1,273.7	$1,256.6	$—	$7,797.2
Net Investment Income	878.9	151.0	145.5	1,281.5	35.3	2,492.2
Other Income	122.1	—	0.1	91.8	5.0	219.0
Operating Revenue	$5,660.7	$758.2	$1,419.3	$2,629.9	$40.3	$10,508.4

Operating Income (Loss)	$844.9	$147.8	$299.0	$120.0	$(104.4)	$1,307.3
Interest and Debt Expense Excluding Costs Related to Early Retirement of Debt	$—	$—	$—	$7.3	$147.0	$154.3
Depreciation and Amortization	$314.2	$19.2	$194.1	$5.9	$1.0	$534.4

Year Ended December 31, 2013

Premium Income	$4,517.1	$556.6	$1,232.2	$1,318.8	$—	$7,624.7
Net Investment Income	919.4	148.5	144.1	1,270.2	24.7	2,506.9
Other Income	128.3	0.1	0.2	93.9	7.7	230.2
Operating Revenue	$5,564.8	$705.2	$1,376.5	$2,682.9	$32.4	$10,361.8

Operating Income (Loss)	$848.8	$132.0	$283.6	$107.3	$(115.1)	$1,256.6
Interest and Debt Expense	$0.1	$—	$—	$8.4	$140.9	$149.4
Depreciation and Amortization	$292.5	$22.5	$188.7	$5.2	$0.9	$509.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

			Colonial
	Unum US	Unum UK	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2015
Beginning of Year	$1,096.5	$30.4	$774.4	$1,901.3
Capitalization	307.3	9.6	252.8	569.7
Amortization	(272.3)	(11.3)	(198.7)	(482.3)
Adjustment Related to Unrealized Investment Gains and Losses	4.9	—	16.5	21.4
Foreign Currency	—	(1.6)	—	(1.6)
End of Year	$1,136.4	$27.1	$845.0	$2,008.5

Year Ended December 31, 2014
Beginning of Year	$1,051.5	$34.3	$743.4	$1,829.2
Capitalization	292.7	10.5	220.8	524.0
Amortization	(248.1)	(12.5)	(180.2)	(440.8)
Adjustment Related to Unrealized Investment Gains and Losses	0.4	—	(9.6)	(9.2)
Foreign Currency	—	(1.9)	—	(1.9)
End of Year	$1,096.5	$30.4	$774.4	$1,901.3

Year Ended December 31, 2013
Beginning of Year	$1,024.3	$38.8	$692.4	$1,755.5
Capitalization	252.0	9.8	205.0	466.8
Amortization	(230.0)	(14.7)	(174.2)	(418.9)
Adjustment Related to Unrealized Investment Gains and Losses	5.2	—	20.2	25.4
Foreign Currency	—	0.4	—	0.4
End of Year	$1,051.5	$34.3	$743.4	$1,829.2

	December 31
	2015	2014
	(in millions of dollars)
Assets
Unum US	$18,242.4	$18,676.5
Unum UK	3,432.4	3,702.5
Colonial Life	3,776.8	3,692.2
Closed Block	32,992.4	33,960.2
Corporate	2,145.7	2,418.8
Total Assets	$60,589.7	$62,450.2

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US segment and in our Unum UK segment, which are the segments expected to benefit from the originating business combinations. At December 31, 2015 and 2014, goodwill was $230.9 million and $198.7 million, respectively, with $187.6 million attributable to Unum US in each year and the remainder attributable to Unum UK.

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

The amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pensions and other postretirement benefit plans, is driven by market performance as well as plan amendments and is not indicative of the operational results of our businesses. We believe that excluding the amortization of prior period gains or losses, as well as the 2014 settlement loss resulting from our pension plan amendment, from operating income or loss provides investors with additional information for comparison and analysis of our operating results. Although we manage our non-operating retirement-related gains or losses separately from the operational performance of our business, these gains or losses impact the overall profitability of our company and have historically increased or decreased over time, depending on plan amendments and market conditions and the resulting impact on the actuarial gains or losses in our pensions and other postretirement benefit plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Operating Revenue	$10,775.1	$10,508.4	$10,361.8
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8
Total Revenue	$10,731.3	$10,524.5	$10,368.6

Operating Income	$1,294.0	$1,307.3	$1,256.6
Net Realized Investment Gain (Loss)	(43.8)	16.1	6.8
Non-operating Retirement-related Loss	(11.9)	(70.0)	(32.9)
Costs Related to Early Retirement of Debt for Corporate	—	(13.2)	—
Long-term Care Reserve Increase for Closed Block	—	(698.2)	—
Unclaimed Death Benefits Reserve Increase for Unum US	—	—	(75.4)
Unclaimed Death Benefits Reserve Increase for Colonial Life	—	—	(20.1)
Group Life Waiver of Premium Benefit Reserve Reduction for Unum US	—	—	85.0
Income Before Income Tax	$1,238.3	$542.0	$1,220.0

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2015, the aggregate net minimum lease payments were $220.9 million payable as follows: $56.8 million in 2016, $40.1 million in 2017, $21.4 million in 2018, $19.9 million in 2019, $16.9 million in 2020, and $65.8 million thereafter. Rental expense for the years ended December 31, 2015, 2014, and 2013 was $42.5 million, $44.2 million, and $44.1 million, respectively.

At December 31, 2015, we had unfunded commitments of $291.5 million for certain of our investments, the amount of which may or may not be funded.

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

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we answered the complaints.

In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California, and plaintiff filed an amended complaint on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. After we answered the complaint, the court permitted the plaintiff to file another amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

America containing similar allegations. In April 2015, we again answered the complaint. The plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. In February 2016, the plaintiffs filed a motion for preliminary approval of settlement for a class of certain insureds issued long-term care policies containing an inflation protection feature as well as certain insureds who requested copies of their long-term care policies. The court has not yet ruled on this motion. We accrued an estimated loss contingency in 2015, the amount of which was immaterial to our consolidated financial position and results of operations.

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

Certain of our traditional U.S. life insurance subsidiaries cede blocks of business to Northwind Re and Fairwind Insurance Company (Fairwind), both of which are affiliated captive reinsurance subsidiaries (captive reinsurers) domiciled in the United States, with Unum Group as the ultimate parent. These captive reinsurers were established for the limited purpose of reinsuring risks attributable to specified policies issued or reinsured by our life insurance subsidiaries. During 2015, Tailwind Reinsurance Company (Tailwind Re), also an affiliated captive reinsurance subsidiary domiciled in the United States, merged with one of our traditional U.S. life insurance subsidiaries, with the traditional U.S. life insurance subsidiary remaining as the surviving company. Following the merger, the majority of the block of business previously ceded to Tailwind Re was ceded to an unaffiliated reinsurer. These two transactions did not materially impact the statutory results of operations, capital adequacy, or ability of our insurance subsidiaries to pay dividends to Unum Group.

Fairwind, which is domiciled in the State of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $208 million and $200 million as of December 31, 2015 and 2014, respectively. Northwind Re has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC.

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

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$653.7	$623.1	$584.5
Captive Reinsurers	$(56.3)	$(123.0)	$13.3

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$689.2	$618.1	$617.5
Captive Reinsurers	$(54.3)	$(123.8)	$13.6

	December 31
	2015	2014
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,470.3	$3,462.8
Captive Reinsurers	$1,672.3	$1,668.3

As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the statutory net income and statutory capital and surplus of our United Kingdom insurance subsidiary, Unum Limited, were £50.7 million and £445.9 million, respectively.

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2015 is in excess of those RBC levels.

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

Based on the restrictions under current law, $663.6 million is available, without prior approval by regulatory authorities, during 2016 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

We also have the ability to receive dividends from Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  There was no material change to capital requirements or to solvency ratios.  We have £147.8 million available for the payment of dividends from Unum Limited during 2016, subject to regulatory approval.

Deposits

At December 31, 2015 and 2014, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $284.1 million and $279.1 million, respectively, held for the protection of policyholders.

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	2015
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,037.8	$2,020.8	$2,017.5	$2,006.3
Net Investment Income	636.4	612.1	630.7	602.0
Net Realized Investment Gain (Loss)	(2.7)	(26.6)	0.8	(15.3)
Total Revenue	2,722.4	2,657.8	2,703.7	2,647.4
Income Before Income Tax	316.6	298.9	319.8	303.0
Net Income	226.1	203.8	224.3	212.9
Net Income Per Common Share
Basic	0.93	0.83	0.90	0.85
Assuming Dilution	0.93	0.83	0.90	0.84

	2014
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$1,967.9	$1,947.2	$1,943.6	$1,938.5
Net Investment Income	632.7	611.3	632.4	615.8
Net Realized Investment Gain (Loss)	(17.3)	1.2	25.9	6.3
Total Revenue	2,639.0	2,614.3	2,656.8	2,614.4
Income (Loss) Before Income Tax	(454.6)	317.0	349.8	329.8
Net Income (Loss)	(282.2)	219.1	239.4	225.8
Net Income (Loss) Per Common Share
Basic	(1.12)	0.86	0.93	0.87
Assuming Dilution	(1.12)	0.86	0.93	0.86

Items affecting the comparability of our financial results are as follows:

•	Fourth quarter of 2014 reserve increase of $698.2 million before tax and $453.8 million after tax related to long-term care.

•	Fourth quarter of 2014 settlement loss of $64.4 million before tax and $41.9 million after tax related to a pension plan amendment.

See Notes 6 and 9 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2015, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2015, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 24, 2016

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Additional Directors - Retiring at the Annual Meeting," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Corporate Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Corporate Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance," sub-caption "Process for Selecting and Nominating Directors," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," under the caption "Corporate Governance," sub-caption "Compensation Committee Interlocks and Insider Participation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Corporate Governance," sub-captions "Director Independence" and "Related Party Transactions and Policy," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2015 and 2014 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 24, 2016
Richard P. McKenney	and a Director (principal executive officer)

/s/ John F. McGarry	Executive Vice President and Chief Financial Officer	February 24, 2016
John F. McGarry	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 24, 2016
Vicki W. Corbett

Name	Title	Date

*	Director	February 24, 2016
Theodore H. Bunting, Jr.

*	Director	February 24, 2016
E. Michael Caulfield

*	Director	February 24, 2016
Cynthia L. Egan

*	Director	February 24, 2016
Pamela H. Godwin

*	Director	February 24, 2016
Kevin T. Kabat

*	Director	February 24, 2016
Timothy F. Keaney

*	Director	February 24, 2016
Gloria C. Larson

*	Director	February 24, 2016
A. S. MacMillan, Jr.

*	Director	February 24, 2016
Edward J. Muhl

*	Director	February 24, 2016
Ronald P. O'Hanley

*	Director	February 24, 2016
William J. Ryan

*	Director	February 24, 2016
Francis J. Shammo

*	Director	February 24, 2016
Thomas R. Watjen

* By: /s/ J. Paul Jullienne	For all of the Directors	February 24, 2016
J. Paul Jullienne
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,265.8	$1,465.2	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	2,117.1	2,117.1
Foreign Governments	897.2	1,051.6	1,051.6
Public Utilities	6,979.3	8,020.4	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	2,481.5	2,481.5
All Other Corporate Bonds	26,325.5	28,171.4	28,171.4
Redeemable Preferred Stocks	44.0	47.2	47.2
Total Fixed Maturity Securities	39,658.7	$43,354.4	43,354.4

Mortgage Loans	1,883.6		1,883.6
Policy Loans	3,395.4		3,395.4
Other Long-term Investments
Derivatives	—		49.8	(2)
Equity Securities	1.2		1.4
Miscellaneous Long-term Investments	527.9		531.8	(3)
Short-term Investments	807.3		807.3

Total Investments	$46,274.1		$50,023.7

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2015	2014
	(in millions of dollars)
		As Adjusted
Assets
Fixed Maturity Securities - at fair value (amortized cost: $273.7; $161.4)	$273.4	$162.2
Other Long-term Investments	22.7	51.9
Short-term Investments	288.1	326.2
Investment in Subsidiaries	10,689.1	10,332.2
Deferred Income Tax	160.1	160.1
Other Assets	572.5	568.3
Total Assets	$12,005.9	$11,600.9

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$352.4	$—
Long-term Debt	2,151.1	2,230.3
Pension and Postretirement Benefits	554.1	581.5
Other Liabilities	284.4	267.2
Total Liabilities	3,342.0	3,079.0

Stockholders' Equity
Common Stock	30.3	30.2
Additional Paid-in Capital	2,247.2	2,221.2
Accumulated Other Comprehensive Income	16.1	166.4
Retained Earnings	7,995.2	7,302.3
Treasury Stock	(1,624.9)	(1,198.2)
Total Stockholders' Equity	8,663.9	8,521.9

Total Liabilities and Stockholders' Equity	$12,005.9	$11,600.9

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)
		As Adjusted
Cash Dividends from Subsidiaries	$671.8	$645.2	$636.6
Other Income	52.8	116.3	56.9
Total Revenue	724.6	761.5	693.5

Interest and Debt Expense	137.5	132.4	120.9
Other Expenses	16.7	66.0	48.9
Total Expenses	154.2	198.4	169.8

Income of Parent Company Before Income Tax	570.4	563.1	523.7
Income Tax Benefit	(16.2)	(24.5)	(14.7)

Income of Parent Company	586.6	587.6	538.4
Equity in Undistributed Earnings (Loss) of Subsidiaries	280.5	(185.5)	308.6

Net Income	867.1	402.1	847.0

Other Comprehensive Loss, Net of Tax	(150.3)	(88.6)	(373.0)

Comprehensive Income	$716.8	$313.5	$474.0

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(in millions of dollars)

Cash Provided by Operating Activities	$672.2	$683.0	$612.5

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	7.8	25.0	—
Proceeds from Maturities of Fixed Maturity Securities	112.2	76.1	38.5
Proceeds from Sales and Maturities of Other Investments	26.4	31.9	9.4
Purchase of Fixed Maturity Securities	(233.7)	(118.9)	(139.8)
Purchase of Other Investments	—	(19.0)	(1.0)
Net Sales (Purchases) of Short-term Investments	38.1	(162.1)	269.5
Cash Distributions to Subsidiaries	(231.0)	(316.1)	(225.1)
Net Purchases of Property and Equipment	(78.9)	(102.5)	(78.8)
Other, Net	0.1	(0.2)	(6.2)
Cash Used by Investing Activities	(359.0)	(585.8)	(133.5)

Cash Flows from Financing Activities
Issuance of Long-term Debt	271.4	347.2	—
Issuance of Common Stock	6.4	12.3	11.4
Repurchase of Common Stock	(417.9)	(306.0)	(317.2)
Dividends Paid to Stockholders	(174.2)	(159.4)	(146.5)
Other, Net	2.9	1.9	(0.3)
Cash Used by Financing Activities	(311.4)	(104.0)	(452.6)

Increase (Decrease) in Cash	$1.8	$(6.8)	$26.4

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2015	2014
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Senior Notes issued 1998	7.000%	2018	$200.0	$200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2009	7.125%	2016	—	350.0
Senior Notes issued 2010	5.625%	2020	399.8	399.7
Senior Notes issued 2012	5.750%	2042	248.7	248.7
Senior Notes issued 2014	4.000%	2024	349.5	349.5
Senior Notes issued 2015	3.875%	2025	273.2	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(2.7)	(0.2)
Total Long-term Debt			2,151.1	2,230.3

Short-term Debt
Senior Notes issued 2009	7.125%	2016	350.0	—
Fair Value Hedges Adjustment			2.4	—
Total Short-term Debt			352.4	—

Total Debt			$2,503.5	$2,230.3

The senior notes due 2018 and the medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $350.0 million in 2016, $200.0 million in 2018, $400.0 million in 2020, and $1,557.6 million thereafter.

Fair Value Hedges

As of December 31, 2015 and 2014, we had $600.0 million notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of the three-month London Interbank Offered Rate (LIBOR).

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Interest Paid

Interest paid on debt and related securities during 2015, 2014, and 2013 was $130.9 million, $123.6 million, and $116.5 million, respectively.

Credit Facility

In August 2013, we entered into a five-year, $400.0 million unsecured revolving credit facility. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2015 and 2014, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures. The remaining balance on these debentures, which we had fully and unconditionally guaranteed, matured in 2015.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2015

Unum US	$1,136.4	$11,273.5	$45.5	$940.8
Unum UK	27.1	2,377.5	128.2	114.3
Colonial Life	845.0	1,989.8	32.0	191.2
Closed Block	—	27,899.8	178.5	238.3
Total	$2,008.5	$43,540.6	$384.2	$1,484.6

December 31, 2014

Unum US	$1,096.5	$11,828.0	$46.6	$953.7
Unum UK	30.4	2,596.7	130.6	127.6
Colonial Life	774.4	1,919.7	30.8	191.4
Closed Block	—	29,585.0	188.6	256.6
Total	$1,901.3	$45,929.4	$396.6	$1,529.3

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (2)	Benefits and Change in Reserves for Future Benefits (3)	Amortization of Deferred Acquisition Costs	All Other Expenses (4)	Premiums Written (5)
	(in millions of dollars)
December 31, 2015

Unum US	$4,960.0	$865.3	$3,476.7	$272.3	$1,345.5	$3,353.8
Unum UK	576.2	124.9	394.8	11.3	154.4	453.0
Colonial Life	1,338.6	145.4	683.0	198.7	293.3	1,088.3
Closed Block	1,207.6	1,320.0	2,228.3	—	269.5	1,198.5
Corporate	—	25.6	—	—	165.2	—
Total	$8,082.4	$2,481.2	$6,782.8	$482.3	$2,227.9

December 31, 2014 - As Adjusted (1)

Unum US	$4,659.7	$878.9	$3,288.1	$248.1	$1,279.6	$3,144.1
Unum UK	607.2	151.0	431.0	12.5	166.9	479.9
Colonial Life	1,273.7	145.5	660.6	180.2	279.5	1,042.7
Closed Block	1,256.6	1,281.5	2,931.1	—	277.0	1,248.6
Corporate	—	35.3	—	—	227.9	—
Total	$7,797.2	$2,492.2	$7,310.8	$440.8	$2,230.9

December 31, 2013 - As Adjusted (1)

Unum US	$4,517.1	$919.4	$3,222.4	$230.0	$1,254.0	$3,068.0
Unum UK	556.6	148.5	413.3	14.7	145.2	448.1
Colonial Life	1,232.2	144.1	667.0	174.2	271.8	1,011.8
Closed Block	1,318.8	1,270.2	2,293.0	—	282.6	1,307.0
Corporate	—	24.7	—	—	180.4	—
Total	$7,624.7	$2,506.9	$6,595.7	$418.9	$2,134.0

(1)
Prior year amounts have been adjusted for the retrospective adoption of the accounting standards update for tax credit partnership investments in qualified affordable housing projects. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

(4)
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

(5)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2015

Life Insurance in Force	$827,515.2	$24,062.6	$993.5	$804,446.1	0.1%

Premium Income:
Life Insurance	$2,150.1	$176.3	$9.4	$1,983.2	0.5%
Accident, Health, and Other Insurance	6,001.8	96.0	193.4	6,099.2	3.2%
Total	$8,151.9	$272.3	$202.8	$8,082.4	2.5%

Year Ended December 31, 2014

Life Insurance in Force	$790,952.1	$24,416.7	$999.7	$767,535.1	0.1%

Premium Income:
Life Insurance	$2,056.4	$194.8	$9.6	$1,871.2	0.5%
Accident, Health, and Other Insurance	5,842.9	97.1	180.2	5,926.0	3.0%
Total	$7,899.3	$291.9	$189.8	$7,797.2	2.4%

Year Ended December 31, 2013

Life Insurance in Force	$781,495.9	$25,904.7	$1,026.2	$756,617.4	0.1%

Premium Income:
Life Insurance	$2,018.7	$253.6	$10.0	$1,775.1	0.6%
Accident, Health, and Other Insurance	5,758.6	102.2	193.2	5,849.6	3.3%
Total	$7,777.3	$355.8	$203.2	$7,624.7	2.7%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2015

Real Estate reserve (deducted from other long-term investments)	$0.3	$1.2	$—	$0.3	$1.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$1.7	$—	$1.9	$6.2

Year Ended December 31, 2014

Real Estate reserve (deducted from other long-term investments)	$1.8	$0.4	$—	$1.9	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.6	$1.4	$0.3	$0.9	$6.4

Year Ended December 31, 2013

Real Estate reserve (deducted from other long-term investments)	$0.3	$1.5	$—	$—	$1.8

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$0.7	$—	$1.3	$5.6

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

See Notes 3 and 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of the mortgage loan allowance for credit losses and the deferred tax asset valuation allowance not included in the amounts reported above.

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

(4.7)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.8)	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on March 14, 2014).

(4.9)	Form of 3.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 5, 2015).
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

(10.2)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.3)	Form of Change in Control Severance Agreement, effective April 25, 2011 (incorporated by reference to Exhibit 10.3 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.4)	Form of Change in Control Severance Agreement, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.5)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.6)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.7)
Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.8)	Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013. *

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

(10.18)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.19)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.20)
Form of Restricted Stock Unit Agreement with Director for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on November 1, 2012). *

(10.21)	Form of Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 2, 2013). *

(10.22)
Form of Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 8, 2014). *

(10.23)
Form of Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on April 30, 2015). *

(10.24)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 2, 2013). *

(10.25)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on May 8, 2014). *

(10.26)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on April 30, 2015). *

(10.27)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.28)	Form of Performance Share Unit Agreement with Employee for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on May 2, 2013). *

(10.29)
Form of Performance Share Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 8, 2014). *

(10.30)
Form of Performance Share Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on April 30, 2015). *

(10.31)	Annual Incentive Plan of Unum Group (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 24, 2013). *

(10.32)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.33)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(10.34)
First Amendment to Credit Agreement, dated as of January 15, 2015, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2014).

(10.35)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.36)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.37)	Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated effective as of May 21, 2015 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on February 3, 2015). *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 10 of the "Notes to Consolidated Financial Statements").

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 24, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.