Form 10-Q
period 2016-03-31
Unum Group
filed 2016-04-28
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
237,758,775 shares of the registrant's common stock were outstanding as of April 26, 2016.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Unum Group and Subsidiaries

	March 31	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,804.7; $39,658.7)	$44,699.2	$43,354.4
Mortgage Loans	1,881.3	1,883.6
Policy Loans	3,343.9	3,395.4
Other Long-term Investments	572.2	583.0
Short-term Investments	743.3	807.3
Total Investments	51,239.9	50,023.7

Other Assets
Cash and Bank Deposits	120.7	112.9
Accounts and Premiums Receivable	1,661.0	1,598.4
Reinsurance Recoverable	4,798.5	4,725.1
Accrued Investment Income	754.5	702.8
Deferred Acquisition Costs	2,015.4	2,008.5
Goodwill	229.8	230.9
Property and Equipment	515.2	523.9
Other Assets	632.9	637.4

Total Assets	$61,967.9	$60,563.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,462.2	$1,484.6
Reserves for Future Policy and Contract Benefits	44,446.6	43,540.6
Unearned Premiums	433.8	384.2
Other Policyholders’ Funds	1,672.9	1,674.6
Income Tax Payable	54.1	6.0
Deferred Income Tax	233.3	91.8
Short-term Debt	351.4	352.0
Long-term Debt	2,442.5	2,449.4
Payables for Collateral on Investments	425.9	415.4
Other Liabilities	1,524.9	1,501.1

Total Liabilities	53,047.6	51,899.7

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 303,176,096 and 302,702,811 shares	30.3	30.3
Additional Paid-in Capital	2,253.6	2,247.2
Accumulated Other Comprehensive Income	200.7	16.1
Retained Earnings	8,160.6	7,995.2
Treasury Stock - at cost: 65,442,566 and 61,785,466 shares	(1,724.9)	(1,624.9)

Total Stockholders' Equity	8,920.3	8,663.9

Total Liabilities and Stockholders' Equity	$61,967.9	$60,563.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2016	2015
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,087.5	$2,006.3
Net Investment Income	606.4	602.0
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(21.1)	(4.5)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	0.6	(10.8)
Net Realized Investment Loss	(20.5)	(15.3)
Other Income	52.0	54.4
Total Revenue	2,725.4	2,647.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,729.8	1,653.9
Commissions	259.9	256.9
Interest and Debt Expense	38.6	37.8
Deferral of Acquisition Costs	(152.5)	(145.0)
Amortization of Deferred Acquisition Costs	132.2	134.3
Compensation Expense	207.6	213.1
Other Expenses	205.6	193.4
Total Benefits and Expenses	2,421.2	2,344.4

Income Before Income Tax	304.2	303.0

Income Tax
Current	51.0	40.6
Deferred	42.6	49.5
Total Income Tax	93.6	90.1

Net Income	$210.6	$212.9

Net Income Per Common Share
Basic	$0.88	$0.85
Assuming Dilution	$0.88	$0.84

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Net Income	$210.6	$212.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $414.3; $182.8)	800.1	350.2
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $287.7; $120.3)	(566.0)	(226.2)
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(13.6); $9.0)	(26.2)	20.9
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.0; $0.1)	(26.4)	(54.0)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.6; $1.5)	3.1	3.1
Total Other Comprehensive Income	184.6	94.0

Comprehensive Income	$395.2	$306.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.3	$30.2

Additional Paid-in Capital
Balance at Beginning of Year	2,247.2	2,221.2
Common Stock Activity	6.4	9.5
Balance at End of Period	2,253.6	2,230.7

Accumulated Other Comprehensive Income
Balance at Beginning of Year	16.1	166.4
Other Comprehensive Income	184.6	94.0
Balance at End of Period	200.7	260.4

Retained Earnings
Balance at Beginning of Year	7,995.2	7,302.3
Net Income	210.6	212.9
Dividends to Stockholders (per common share: $0.185; $0.165)	(45.2)	(42.3)
Balance at End of Period	8,160.6	7,472.9

Treasury Stock
Balance at Beginning of Year	(1,624.9)	(1,198.2)
Purchases of Treasury Stock	(100.0)	(108.1)
Balance at End of Period	(1,724.9)	(1,306.3)

Total Stockholders' Equity at End of Period	$8,920.3	$8,687.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$210.6	$212.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(27.3)	49.2
Change in Deferred Acquisition Costs	(20.3)	(10.7)
Change in Insurance Reserves and Liabilities	113.0	98.4
Change in Income Taxes	83.0	161.4
Change in Other Accrued Liabilities	(30.8)	(69.0)
Non-cash Components of Net Investment Income	(86.9)	(90.5)
Net Realized Investment Loss	20.5	15.3
Depreciation	25.4	23.5
Other, Net	6.1	9.6
Net Cash Provided by Operating Activities	293.3	400.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	364.8	108.5
Proceeds from Maturities of Fixed Maturity Securities	348.7	468.0
Proceeds from Sales and Maturities of Other Investments	78.5	42.5
Purchases of Fixed Maturity Securities	(882.7)	(959.5)
Purchases of Other Investments	(84.0)	(127.6)
Net Sales of Short-term Investments	70.9	259.8
Net Increase in Payables for Collateral on Investments	10.5	6.1
Net Purchases of Property and Equipment	(17.2)	(31.4)
Net Cash Used by Investing Activities	(110.5)	(233.6)

Cash Flows from Financing Activities
Long-term Debt Repayments	(13.2)	(29.1)
Issuance of Common Stock	1.7	0.8
Repurchase of Common Stock	(108.8)	(108.1)
Dividends Paid to Stockholders	(45.2)	(42.3)
Other, Net	(9.5)	(6.2)
Net Cash Used by Financing Activities	(175.0)	(184.9)

Net Increase (Decrease) in Cash and Bank Deposits	7.8	(18.4)

Cash and Bank Deposits at Beginning of Year	112.9	102.5

Cash and Bank Deposits at End of Period	$120.7	$84.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2016
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2016:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 820 "Fair Value Measurement"
This update eliminated the requirement to categorize within the fair value hierarchy table investments whose fair value is measured at net asset value using the practical expedient. Instead, entities are required to disclose the fair value of these investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table to the amounts reported on the consolidated balance sheets. The guidance is to be applied retrospectively.
January 1, 2016
The adoption of this update had no effect on our financial position or results of operations but will modify certain of our annual reporting period disclosures for invested assets held in our employee benefit plans.

ASC 835 "Interest - Imputation of Interest"
This update simplified the presentation of deferred debt issuance costs by requiring these costs to be presented in the balance sheet as a reduction of the carrying amount of the debt liability to which the deferred costs relate, rather than classifying the deferred costs as an asset. This classification is consistent with the treatment of debt discounts. We applied the amendments in the update retrospectively, adjusting all prior periods in our consolidated financial statements and accompanying notes.
		January 1, 2016	The adoption of this update resulted in the following reclassification adjustments to our consolidated balance sheets but had no effect on our financial position or results of operations.

	December 31, 2015
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Consolidated Balance Sheets
Short-term Debt	$352.4	$352.0	$(0.4)
Long-term Debt	2,475.1	2,449.4	(25.7)
Other Assets	663.5	637.4	(26.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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
The disclosure requirements for annual reporting period 2016 are not applicable to our insurance contracts. We will adopt the interim reporting period disclosures effective January 1, 2017. The adoption of this update will have no effect on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"
This update changes the accounting and disclosure requirements for certain aspects of share-based payments to employees. The update requires all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The update also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Transition guidance for the amendments varies between the retrospective, modified retrospective, and prospective methods depending on the specific requirement of the update. Early adoption is also permitted.
		January 1, 2017	We have not yet determined the expected impact on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 842 "Leases"
This update changes the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented.
		January 1, 2019	We have not yet determined the expected impact on our financial position or results of operations.

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

	March 31, 2016		December 31, 2015

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,699.2	$44,699.2	$43,354.4	$43,354.4
Mortgage Loans	1,881.3	2,042.6	1,883.6	2,013.9
Policy Loans	3,343.9	3,458.0	3,395.4	3,498.0
Other Long-term Investments
Derivatives	40.1	40.1	49.8	49.8
Equity Securities	1.5	1.5	1.4	1.4
Miscellaneous Long-term Investments	473.5	473.5	474.4	474.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$607.0	$607.0	$608.8	$608.8
Supplementary Contracts without Life Contingencies	632.6	632.6	641.1	641.1
Short-term Debt	351.4	361.7	352.0	366.2
Long-term Debt	2,442.5	2,634.4	2,449.4	2,645.9
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	350.0	350.0
Other Liabilities
Derivatives	58.0	58.0	50.2	50.2
Embedded Derivative in Modified Coinsurance Arrangement	93.2	93.2	87.6	87.6
Unfunded Commitments to Investment Partnerships	4.8	4.8	5.0	5.0

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,094.5 million and $3,150.1 million as of March 31, 2016 and December 31, 2015, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of March 31, 2016, we estimate that the underlying assets of the funds will be liquidated over the next one to eleven years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $1,806.4 million and $956.4 million as of March 31, 2016 and December 31, 2015, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $828.0 million and $1,689.5 million as of March 31, 2016 and December 31, 2015, respectively, and are assigned a Level 2.

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
March 31, 2016
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach valuation technique provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2016, we have applied valuation techniques on a consistent basis to similar assets and liabilities and consistent with those techniques used at year end 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

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
March 31, 2016
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

At March 31, 2016, approximately 20.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

The remaining 79.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

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

•
Approximately 2.8 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 11.0 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$689.4	$896.9	$—	$1,586.3
States, Municipalities, and Political Subdivisions	—	2,087.9	88.7	2,176.6
Foreign Governments	—	1,024.0	53.9	1,077.9
Public Utilities	569.1	7,403.9	270.2	8,243.2
Mortgage/Asset-Backed Securities	—	2,480.4	—	2,480.4
All Other Corporate Bonds	8,074.0	19,938.8	1,074.7	29,087.5
Redeemable Preferred Stocks	—	23.9	23.4	47.3
Total Fixed Maturity Securities	9,332.5	33,855.8	1,510.9	44,699.2

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	5.3	—	5.3
Foreign Exchange Contracts	—	34.8	—	34.8
Total Derivatives	—	40.1	—	40.1
Equity Securities	—	0.3	1.2	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$7.8	$—	$7.8
Foreign Exchange Contracts	—	50.1	—	50.1
Credit Default Swaps	—	0.1	—	0.1
Embedded Derivative in Modified Coinsurance Arrangement	—	—	93.2	93.2
Total Derivatives	—	58.0	93.2	151.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$423.8	$—	$219.6	$—
Public Utilities	511.6	43.0	606.7	48.9
All Other Corporate Bonds	5,352.0	786.4	4,463.8	1,189.4
Total Fixed Maturity Securities	$6,287.4	$829.4	$5,290.1	$1,238.3

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
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$0.6	$—	$—	$—	$(34.1)	$88.7
Foreign Governments	52.9	—	1.0	—	—	—	—	53.9
Public Utilities	274.1	—	4.2	—	—	94.5	(102.6)	270.2
All Other Corporate Bonds	1,408.2	(1.6)	15.6	—	(28.0)	282.6	(602.1)	1,074.7
Redeemable Preferred Stocks	23.8	—	(0.4)	—	—	—	—	23.4
Total Fixed Maturity Securities	1,881.2	(1.6)	21.0	—	(28.0)	377.1	(738.8)	1,510.9

Equity Securities	1.4	—	—	—	—	—	(0.2)	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	(5.6)	—	—	—	—	—	(93.2)

	Three Months Ended March 31, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$4.1	$—	$—	$—	$—	$144.2
Foreign Governments	69.3	—	(0.2)	—	—	—	—	69.1
Public Utilities	315.0	—	3.1	—	(0.1)	300.8	(69.0)	549.8
All Other Corporate Bonds	1,425.3	(0.3)	12.5	—	(15.9)	498.5	(284.3)	1,635.8
Redeemable Preferred Stocks	24.9	—	—	—	—	—	—	24.9
Total Fixed Maturity Securities	1,974.6	(0.3)	19.5	—	(16.0)	799.3	(353.3)	2,423.8

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(3.9)	—	—	—	—	—	(53.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Losses which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $5.6 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$111.8	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d) (e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 1.00% - 2.00% / 1.75% 0.25% - 6.10% / 0.95% Priced at Par
All Other Corporate Bonds - Public	9.5	Lack of Marketability	(d)	2.50% - 2.50% / 2.50%
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(93.2)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments

Fixed Maturity Securities

At March 31, 2016 and December 31, 2015, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,338.7	$247.7	$0.1	$1,586.3
States, Municipalities, and Political Subdivisions	1,814.0	364.0	1.4	2,176.6
Foreign Governments	895.7	182.2	—	1,077.9
Public Utilities	6,974.0	1,273.0	3.8	8,243.2
Mortgage/Asset-Backed Securities	2,279.8	201.0	0.4	2,480.4
All Other Corporate Bonds	26,458.5	3,047.5	418.5	29,087.5
Redeemable Preferred Stocks	44.0	3.6	0.3	47.3
Total Fixed Maturity Securities	$39,804.7	$5,319.0	$424.5	$44,699.2

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.8	$207.3	$7.9	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	293.4	4.6	2,117.1
Foreign Governments	897.2	154.4	—	1,051.6
Public Utilities	6,979.3	1,057.4	16.3	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	167.6	4.7	2,481.5
All Other Corporate Bonds	26,325.5	2,454.1	608.2	28,171.4
Redeemable Preferred Stocks	44.0	3.8	0.6	47.2
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$642.3	$43,354.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$33.0	$0.1	$—	$—
States, Municipalities, and Political Subdivisions	58.2	1.1	3.3	0.3
Public Utilities	192.4	2.7	18.8	1.1
Mortgage/Asset-Backed Securities	53.7	0.3	8.9	0.1
All Other Corporate Bonds	3,469.7	289.8	761.9	128.7
Redeemable Preferred Stocks	10.7	0.3	—	—
Total Fixed Maturity Securities	$3,817.7	$294.3	$792.9	$130.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

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

	March 31, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,157.6	$21.0	$1,104.5	$0.4	$73.7
Over 1 year through 5 years	6,657.1	633.0	6,880.2	63.1	346.8
Over 5 years through 10 years	10,669.6	950.1	9,201.5	200.9	2,217.3
Over 10 years	19,040.6	3,513.9	20,484.6	159.7	1,910.2
	37,524.9	5,118.0	37,670.8	424.1	4,548.0
Mortgage/Asset-Backed Securities	2,279.8	201.0	2,417.8	0.4	62.6
Total Fixed Maturity Securities	$39,804.7	$5,319.0	$40,088.6	$424.5	$4,610.6

	December 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.2	$20.6	$1,098.8	$0.2	$33.8
Over 1 year through 5 years	6,514.0	554.4	6,649.5	49.8	369.1
Over 5 years through 10 years	10,519.3	746.3	7,124.4	320.5	3,820.7
Over 10 years	19,194.6	2,849.1	18,532.3	267.1	3,244.3
	37,340.1	4,170.4	33,405.0	637.6	7,467.9
Mortgage/Asset-Backed Securities	2,318.6	167.6	1,968.2	4.7	513.3
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$35,373.2	$642.3	$7,981.2

At March 31, 2016, the fair value of investment-grade fixed maturity securities was $41,305.8 million, with a gross unrealized gain of $5,220.3 million and a gross unrealized loss of $174.9 million. The gross unrealized loss on investment-grade fixed maturity securities was 41.2 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

At March 31, 2016, the fair value of below-investment-grade fixed maturity securities was $3,393.4 million, with a gross unrealized gain of $98.7 million and a gross unrealized loss of $249.6 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 58.8 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2016, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2016, we held 145 individual investment-grade fixed maturity securities and 84 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 27 investment-grade fixed maturity securities and 34 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of March 31, 2016 or December 31, 2015 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2016, we had commitments of $107.9 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

As of March 31, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $441.6 million, comprised of $192.9 million of tax credit partnerships and $248.7 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Income Tax Credits	$10.5	$10.5
Amortization, net of tax	(5.8)	(5.8)
Income Tax Benefit	$4.7	$4.7

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.8 million of unfunded unconditional commitments at March 31, 2016. We also had commitments of $282.8 million to fund certain private equity partnerships at March 31, 2016, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $151.9 million and $1.0 million, respectively, as of March 31, 2016.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At March 31, 2016, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the three months ended March 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	March 31, 2016		December 31, 2015
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$164.1	8.7%	$130.6	6.9%
Industrial	570.1	30.3	574.1	30.5
Office	741.7	39.4	764.7	40.6
Retail	383.6	20.4	392.3	20.8
Other	21.8	1.2	21.9	1.2
Total	$1,881.3	100.0%	$1,883.6	100.0%

Region
New England	$81.1	4.3%	$97.6	5.2%
Mid-Atlantic	127.6	6.8	128.8	6.9
East North Central	194.8	10.3	186.4	9.9
West North Central	147.0	7.8	162.6	8.6
South Atlantic	401.7	21.4	409.3	21.7
East South Central	91.3	4.9	79.1	4.2
West South Central	230.3	12.2	237.6	12.6
Mountain	194.9	10.4	196.5	10.4
Pacific	412.6	21.9	385.7	20.5
Total	$1,881.3	100.0%	$1,883.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2016	December 31 2015
	(in millions of dollars)
Internal Rating
Aa	$1.0	$1.1
A	572.4	586.6
Baa	1,292.5	1,285.8
Ba	15.4	10.1
Total	$1,881.3	$1,883.6

Loan-to-Value Ratio
<= 65%	$961.3	$937.2
> 65% <= 75%	820.0	842.5
> 75% <= 85%	85.3	88.4
> 85%	14.7	15.5
Total	$1,881.3	$1,883.6

There were no troubled debt restructurings during the three months ended March 31, 2016 or 2015. At March 31, 2016 and December 31, 2015, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of March 31, 2016 and December 31, 2015, we had no allowance for credit losses. Our allowance of $1.5 million as of March 31, 2015 was related to an impaired mortgage loan that was repaid in the third quarter of 2015. There was no activity in the allowance for credit losses during the three months ended March 31, 2016 or 2015.

We did not hold any impaired mortgage loans during the three months ended March 31, 2016, nor did we recognize any interest income on mortgage loans subsequent to impairment. Our average investment in impaired mortgage loans was $13.1 million for the three months ended March 31, 2015, and interest income recognized on mortgage loans subsequent to impairment was $0.2 million.

At March 31, 2016, we had commitments of $83.5 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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

As of March 31, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $194.3 million, for which we received collateral in the form of cash and securities of $48.8 million and $152.2 million, respectively. As of December 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.6 million, for which we received collateral in the form of cash and securities of $29.0 million and $159.3 million, respectively. We had no outstanding repurchase agreements at March 31, 2016 or December 31, 2015.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2016	December 31, 2015
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$2.2	$1.2
Public Utilities	2.8	4.0
All Other Corporate Bonds	43.8	23.8
Total Borrowings	48.8	29.0
Gross Amount of Recognized Liability for Securities Lending Transactions	48.8	29.0
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of March 31, 2016 and December 31, 2015, we owned $30.9 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities. As of March 31, 2016, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $318.6 million and $95.1 million, respectively. As of December 31, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $317.2 million and $96.0 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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
March 31, 2016
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

	March 31, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$40.1	$—	$40.1	$(13.1)	$(27.0)	$—
Securities Lending	194.3	—	194.3	(145.5)	(48.8)	—
Total	$234.4	$—	$234.4	$(158.6)	$(75.8)	$—

Financial Liabilities:
Derivatives	$58.0	$—	$58.0	$(41.2)	$—	$16.8
Securities Lending	48.8	—	48.8	(48.8)	—	—
Total	$106.8	$—	$106.8	$(90.0)	$—	$16.8

	December 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$49.8	$—	$49.8	$(12.8)	$(36.4)	$0.6
Securities Lending	181.6	—	181.6	(152.6)	(29.0)	—
Total	$231.4	$—	$231.4	$(165.4)	$(65.4)	$0.6

Financial Liabilities:
Derivatives	$50.2	$—	$50.2	$(35.6)	$—	$14.6
Securities Lending	29.0	—	29.0	(29.0)	—	—
Total	$79.2	$—	$79.2	$(64.6)	$—	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Fixed Maturity Securities	$563.8	$566.2
Derivatives	11.9	10.9
Mortgage Loans	26.9	28.3
Policy Loans	4.1	4.0
Other Long-term Investments	10.0	3.9
Short-term Investments	1.5	0.9
Gross Investment Income	618.2	614.2
Less Investment Expenses	8.2	8.5
Less Investment Income on Participation Fund Account Assets	3.6	3.7
Net Investment Income	$606.4	$602.0

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$16.9	$2.5
Gross Losses on Sales	(9.6)	(5.7)
Other-Than-Temporary Impairment Loss	(21.1)	(4.5)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	1.8	1.1
Gross Losses on Sales	(0.3)	—
Impairment Loss	—	(2.7)
Embedded Derivative in Modified Coinsurance Arrangement	(5.6)	(3.9)
All Other Derivatives	(2.5)	(1.1)
Foreign Currency Transactions	(0.1)	(1.0)
Net Realized Investment Loss	$(20.5)	$(15.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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
March 31, 2016
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was de minimis at March 31, 2016. We held $27.1 million and $36.4 million cash collateral from our counterparties at March 31, 2016 and December 31, 2015, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $38.1 million and $27.3 million at March 31, 2016 and December 31, 2015, respectively. We had no cash posted as collateral to our counterparties at March 31, 2016 or December 31, 2015. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $58.0 million and $50.2 million at March 31, 2016 and December 31, 2015, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Total
	(in millions of dollars)
Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$1,687.4
Additions	—	—	—	—	—
Terminations	—	8.9	—	—	8.9
Balance at March 31, 2015	$150.0	$831.5	$600.0	$97.0	$1,678.5

Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$1,470.3
Additions	—	—	—	—	—
Terminations	24.0	—	—	—	24.0
Balance at March 31, 2016	$126.0	$650.3	$600.0	$70.0	$1,446.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of March 31, 2016 and December 31, 2015, we had $427.9 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

For the three months ended March 31, 2016 and 2015, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2016, we expect to amortize approximately $54.5 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2016, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2016 and December 31, 2015, we had $126.0 million and $150.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, with an offsetting gain on the related interest rate swaps. During the first quarter of 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of March 31, 2016 and December 31, 2015, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a loss of $5.6 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively, with an offsetting gain on the related interest rate swaps.

For the three months ended March 31, 2016, and 2015, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2016 and December 31, 2015, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss.

As of March 31, 2016 and December 31, 2015, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$5.3	Other Liabilities	$7.8
Foreign Exchange Contracts	Other L-T Investments	34.8	Other Liabilities	17.2
Total		$40.1		$25.0

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.1
Foreign Exchange Contracts			Other Liabilities	32.9
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	93.2
Total				$126.2

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$2.4	Other Liabilities	$12.3
Foreign Exchange Contracts	Other L-T Investments	47.4	Other Liabilities	6.0
Total		$49.8		$18.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	31.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	87.6
Total				$119.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$(24.3)	$42.3

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps	$13.2	$12.5
Foreign Exchange Contracts	(0.1)	(0.5)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	3.2	—
Foreign Exchange Contracts	—	(1.2)
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.5)
Total	$15.8	$10.3
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$—	$(0.3)
Foreign Exchange Contracts	(1.3)	(0.8)
Embedded Derivative in Modified Coinsurance Arrangement	(5.6)	(3.9)
Total	$(6.9)	$(5.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	223.8	(15.9)	(26.4)	0.5	182.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.3	(10.3)	—	2.6	2.6
Net Other Comprehensive Income (Loss)	234.1	(26.2)	(26.4)	3.1	184.6
Balance at March 31, 2016	$438.4	$351.8	$(200.0)	$(389.5)	$200.7

Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	118.0	27.6	(54.0)	1.1	92.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.0	(6.7)	—	2.0	1.3
Net Other Comprehensive Income (Loss)	124.0	20.9	(54.0)	3.1	94.0
Balance at March 31 , 2015	$414.3	$411.9	$(167.4)	$(398.4)	$260.4

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2016	2015	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,894.5	$3,695.7	$1,198.8
Other Investments	(18.1)	(33.7)	15.6
Deferred Acquisition Costs	(42.0)	(29.4)	(12.6)
Reserves for Future Policy and Contract Benefits	(4,466.5)	(3,578.4)	(888.1)
Reinsurance Recoverable	310.2	263.2	47.0
Income Tax	(239.7)	(113.1)	(126.6)
Total	$438.4	$204.3	$234.1

	March 31	December 31
	2015	2014	Change
	(in millions of dollars)
Fixed Maturity Securities	$6,826.8	$6,261.5	$565.3
Other Investments	(18.4)	13.9	(32.3)
Deferred Acquisition Costs	(56.6)	(50.8)	(5.8)
Reserves for Future Policy and Contract Benefits	(6,513.9)	(6,150.3)	(363.6)
Reinsurance Recoverable	387.9	365.0	22.9
Income Tax	(211.5)	(149.0)	(62.5)
Total	$414.3	$290.3	$124.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 6 - Accumulated Other Comprehensive Income - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain (Loss) on Sales of Securities and Other Invested Assets	$5.6	$(4.8)
Other-Than-Temporary Impairment Loss	(21.1)	(4.5)
	(15.5)	(9.3)
Income Tax Benefit	(5.2)	(3.3)
Total	$(10.3)	$(6.0)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps	$13.2	$12.5
Loss on Foreign Exchange Contracts	(0.1)	(0.5)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	3.2	—
Loss on Foreign Exchange Contracts	—	(1.2)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)
	15.8	10.3
Income Tax Expense	5.5	3.6
Total	$10.3	$6.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.1)	$(3.0)
Amortization of Prior Service Credit	0.1	—
	(4.0)	(3.0)
Income Tax Benefit	(1.4)	(1.0)
Total	$(2.6)	$(2.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$430.6	$405.3
Group Short-term Disability	157.5	147.7
Group Life and Accidental Death & Dismemberment
Group Life	351.5	335.0
Accidental Death & Dismemberment	34.6	32.6
Supplemental and Voluntary
Individual Disability	123.9	117.9
Voluntary Benefits	203.2	191.7
	1,301.3	1,230.2
Unum UK
Group Long-term Disability	93.1	96.5
Group Life	28.7	30.5
Supplemental	17.5	12.0
	139.3	139.0
Colonial Life
Accident, Sickness, and Disability	205.6	196.5
Life	67.7	62.3
Cancer and Critical Illness	77.9	73.4
	351.2	332.2
Closed Block
Individual Disability	133.6	146.5
Long-term Care	161.7	158.2
All Other	0.4	0.2
	295.7	304.9
Total Premium Income	$2,087.5	$2,006.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2016

Premium Income	$1,301.3	$139.3	$351.2	$295.7	$—	$2,087.5
Net Investment Income	207.4	26.8	34.0	333.4	4.8	606.4
Other Income	29.0	—	0.3	22.4	0.3	52.0
Operating Revenue	$1,537.7	$166.1	$385.5	$651.5	$5.1	$2,745.9

Operating Income (Loss)	$215.9	$33.6	$77.4	$33.7	$(31.8)	$328.8

Three Months Ended March 31, 2015

Premium Income	$1,230.2	$139.0	$332.2	$304.9	$—	$2,006.3
Net Investment Income	215.0	23.5	37.0	320.4	6.1	602.0
Other Income	30.9	—	—	23.2	0.3	54.4
Operating Revenue	$1,476.1	$162.5	$369.2	$648.5	$6.4	$2,662.7

Operating Income (Loss)	$214.3	$32.6	$77.6	$26.7	$(29.9)	$321.3

	March 31	December 31
	2016	2015
	(in millions of dollars)
Assets
Unum US	$17,963.4	$18,242.4
Unum UK	3,453.7	3,432.4
Colonial Life	3,759.3	3,776.8
Closed Block	33,549.7	32,992.4
Corporate	3,241.8	2,119.6
Total Assets	$61,967.9	$60,563.6

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
March 31, 2016
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

A reconciliation of "operating revenue" to total revenue and "operating income" to income before income tax is as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars)
Operating Revenue	$2,745.9	$2,662.7
Net Realized Investment Loss	(20.5)	(15.3)
Total Revenue	$2,725.4	$2,647.4

Operating Income	$328.8	$321.3
Net Realized Investment Loss	(20.5)	(15.3)
Non-operating Retirement-related Loss	(4.1)	(3.0)
Income Before Income Tax	$304.2	$303.0

Note 8 - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit (OPEB) Plans

We sponsor several defined benefit pension and OPEB plans for our employees, including non-qualified pension plans. We maintain a separate defined benefit plan for eligible employees in our U.K. operation. The U.S. defined benefit pension plans were closed to new entrants and amended to freeze participation and benefit accruals for existing participants effective December 31, 2013. The U.K. defined benefit plan was closed to new entrants effective December 31, 2002 and was amended to freeze participation for existing participants effective June 30, 2014.

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Service Cost	$1.7	$1.0	$—	$—	$—	$—
Interest Cost	21.3	20.5	1.9	2.0	1.8	1.8
Expected Return on Plan Assets	(25.7)	(27.2)	(2.7)	(3.1)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	4.1	2.9	—	0.1	—	—
Prior Service Credit	(0.1)	—	—	—	—	—
Total	$1.3	$(2.8)	$(0.8)	$(1.0)	$1.6	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2016	2015
	(in millions of dollars, except share data)
Numerator
Net Income	$210.6	$212.9

Denominator (000s)
Weighted Average Common Shares - Basic	239,619.4	251,467.4
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	311.0	767.5
Weighted Average Common Shares - Assuming Dilution	239,930.4	252,234.9

Net Income Per Common Share
Basic	$0.88	$0.85
Assuming Dilution	$0.88	$0.84

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $23.97 to $36.95, and the nonvested performance share units have grant prices ranging from $27.85 to $34.08.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three month periods ended March 31, 2016 and 2015, there were approximately 0.5 million and 0.9 million potential common shares, respectively, that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices.

Common Stock

During the second quarter of 2015, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 21, 2016. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on June 12, 2015. The remaining repurchase amount under the new program was $402.3 million at March 31, 2016.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2016	2015
	(in millions)
Shares Repurchased	3.7	3.2
Cost of Shares Repurchased (1)	$100.0	$108.1

(1) Includes commissions of a de minimis amount and $0.1 million for each of the three month periods ended March 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

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
March 31, 2016
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
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California, and plaintiff filed an amended complaint on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. After we answered the complaint, the court permitted the plaintiff to file another amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America containing similar allegations. In April 2015, we again answered the complaint. The plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. In February 2016, the plaintiffs filed a motion for preliminary approval of settlement for a class of certain insureds issued long-term care policies containing an inflation protection feature as well as certain insureds who requested copies of their long-term care policies. In March 2016, the court preliminarily approved the settlement and set a final fairness hearing for June 2016. We accrued an estimated loss contingency in 2015, the amount of which was immaterial to our consolidated financial position and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2016
Note 11 - Other

Definitive Purchase Agreement

We have entered into a definitive agreement to acquire H&J Capital, LLC, parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount), for a purchase price of $127 million plus net assets received. The acquisition of Starmount, a leading independent provider of dental and vision insurance in the U.S. workplace, will broaden our employee benefit offerings in both Unum US and Colonial Life. The transaction is expected to close by the end of the third quarter of 2016, subject to customary approvals and closing conditions.

Debt

At March 31, 2016, short-term debt consisted entirely of a senior secured note due in the third quarter of 2016. Also included in the carrying amount of short-term debt were deferred debt costs of $0.3 million and a $1.7 million fair value hedge liability on the notes, with a corresponding fair value hedge asset included in other long-term investments.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At March 31, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

During the three months ended March 31, 2016, we made principal payments of $13.2 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2015.

Operating Performance and Capital Management

For the first quarter of 2016, we reported net income of $210.6 million, or $0.88 per diluted common share, compared to net income of $212.9 million, or $0.84 per diluted common share, in the same period of 2015. Included in these results are net realized investment gains and losses and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $226.8 million, or $0.95 per diluted common share, in the first quarter of 2016, compared to $224.8 million, or $0.89 per diluted common share, in the same period of 2015. Our weighted average common shares outstanding, assuming dilution, equaled 239.9 million and 252.2 million for the three months ended March 31, 2016 and 2015, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Operating revenue, which excludes net realized investment gains and losses, increased in the first quarter of 2016 relative to the same period of 2015, driven by combined premium income growth of approximately 5 percent in our principal operating business segments. Net investment income, also a significant source of revenue for us, was slightly higher in the first quarter of 2016 compared to the same prior year period. Before-tax operating income, which excludes net realized investment gains and losses and non-operating retirement-related gains or losses, increased 2.3 percent in the first quarter of 2016 relative to the comparable prior year period.

Our Unum US segment reported an increase in operating income of 0.7 percent in the first quarter of 2016 compared to the same period of 2015, with 5.8 percent growth in premium income mostly offset by lower net investment income and less favorable benefits experience in certain product lines. The benefit ratio for our Unum US segment for the first quarter of 2016 was 69.3 percent compared to 68.3 percent in the same period of 2015. Unum US sales decreased 4.5 percent in the first quarter of 2016 compared to the same period of 2015. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 9.3 percent in the first quarter of 2016 compared to the same period of 2015, with growth in premium income of 6.1 percent and higher net investment income partially offset by less favorable benefits experience. The benefit ratio for Unum UK was 67.9 percent in the first quarter of 2016 compared to 65.3 percent in the same period of 2015. Unum UK sales in local currency increased 16.4 percent in the first quarter of 2016, compared to the same period of 2015. Persistency was favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported a decrease in operating income of 0.3 percent in the first quarter of 2016 compared to the same period of 2015, with growth in premium income of 5.7 percent and favorable benefits experience more than offset by a decline in net investment income. The benefit ratio for Colonial Life was 50.9 percent in the first quarter of 2016 compared to 51.3 percent in the same period of 2015. Colonial Life sales increased 16.0 percent in the first quarter of 2016 compared to the same period of 2015. Persistency declined relative to the prior year but remains within our expectations.

Our Closed Block segment reported an increase in operating income of 26.2 percent in the first quarter of 2016 compared to the same period of 2015, with higher net investment income and favorable expenses. Benefits experience in our individual disability and long-term care lines of business in the first quarter of 2016 was less favorable than the same period of 2015 but within our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.9 billion at March 31, 2016 compared to $3.7 billion at December 31, 2015, with the increase due primarily to a decrease in U.S. Treasury rates during the first three months of 2016. The earned book yield on our investment portfolio was 5.24 percent for the first quarter of 2016 compared to a yield of 5.40 percent for full year 2015.

We believe our capital and financial positions are strong. At March 31, 2016, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 390 percent, in line with our expectations but below the level of 2015 year end due primarily to the timing of dividend payments from subsidiaries. During the first quarter of 2016, we repurchased 3.7 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $100 million. Cash equivalents and marketable securities held at Unum Group and our other intermediate holding companies, which are a significant source of liquidity for us, were approximately $478 million at March 31, 2016.

Definitive Purchase Agreement

We have entered into a definitive agreement to acquire H&J Capital, LLC, parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount), for a purchase price of $127 million plus net assets received. The acquisition of Starmount, a leading independent provider of dental and vision insurance in the U.S. workplace, will broaden our employee benefit offerings in both Unum US and Colonial Life. The transaction, which we anticipate will close by the end of the third quarter of 2016 subject to customary approvals and closing conditions, is not expected to materially impact our results of operations or financial position for 2016 or alter our share repurchase and common stock dividend strategy.

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

A reconciliation of "operating revenue" to total revenue and "before-tax operating income" to income before income tax is as follows:

(in millions of dollars)
	Three Months Ended March 31
	2016	2015
Operating Revenue	$2,745.9	$2,662.7
Net Realized Investment Loss	(20.5)	(15.3)
Total Revenue	$2,725.4	$2,647.4

Before-tax Operating Income	$328.8	$321.3
Net Realized Investment Loss	(20.5)	(15.3)
Non-operating Retirement-related Loss	(4.1)	(3.0)
Income Before Income Tax	$304.2	$303.0

The after-tax impacts of these items are reflected in the following reconciliation of after-tax operating income to net income.

	Three Months Ended March 31
	2016		2015
	(in millions)	per share *	(in millions)	per share *
After-tax Operating Income	$226.8	$0.95	$224.8	$0.89
Net Realized Investment Loss, Net of Tax	(13.6)	(0.06)	(10.0)	(0.04)
Non-operating Retirement-related Loss, Net of Tax	(2.6)	(0.01)	(1.9)	(0.01)
Net Income	$210.6	$0.88	$212.9	$0.84

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2016.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2016	% Change	2015
Revenue
Premium Income	$2,087.5	4.0%	$2,006.3
Net Investment Income	606.4	0.7	602.0
Net Realized Investment Loss	(20.5)	34.0	(15.3)
Other Income	52.0	(4.4)	54.4
Total Revenue	2,725.4	2.9	2,647.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,729.8	4.6	1,653.9
Commissions	259.9	1.2	256.9
Interest and Debt Expense	38.6	2.1	37.8
Deferral of Acquisition Costs	(152.5)	5.2	(145.0)
Amortization of Deferred Acquisition Costs	132.2	(1.6)	134.3
Compensation Expense	207.6	(2.6)	213.1
Other Expenses	205.6	6.3	193.4
Total Benefits and Expenses	2,421.2	3.3	2,344.4

Income Before Income Tax	304.2	0.4	303.0
Income Tax	93.6	3.9	90.1

Net Income	$210.6	(1.1)	$212.9

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.430 and 1.516 for the three months ended March 31, 2016 and 2015, respectively. If the first quarter of 2015 results for our U.K. operations had been translated at the lower exchange rate of 2016, our operating revenue and operating income by segment would have been lower by approximately $9.2 million and $1.8 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2016 increased relative to the same period of 2015, with combined premium growth in our principal operating business segments of approximately 5 percent due primarily to sales growth, premium rate increases, and stable to favorable persistency for most of our product lines. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income increased in the first quarter of 2016 relative to the same period of 2015 due to an increase in the level of invested assets, higher miscellaneous investment income, and higher income from inflation index-linked bonds in our Unum UK segment. These favorable impacts were partially offset by a decrease in yield on invested assets.

Included in net realized investment losses were other-than-temporary impairment losses on fixed maturity securities of $21.1 million and $4.5 million for the first quarters of 2016 and 2015, respectively. The year over year increase was driven by impairments recognized on fixed maturity securities in the energy sector. Also, included in net realized investment losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized losses of $5.6 million and $3.9 million in the first quarters of 2016 and 2015, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Although overall benefits experience was less favorable in the first quarter of 2016 relative to the prior year first quarter, our results were within our range of expectations. See "Executive Summary" contained in this Item 2 and "Segment Operating Results" as follows for further discussion by segment and product line.

Commissions and the deferral of acquisition costs increased in the first quarter of 2016 relative to the same period of 2015 due primarily to the timing of certain sales-related expenses in our Unum US group product lines and due to sales growth in our Unum US supplemental and voluntary product line and Colonial Life segment. Amortization of deferred acquisition costs was lower in the first quarter of 2016 relative to the same period of 2015 due primarily to the impact of a higher level of policy terminations in the first quarter of 2015 relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines.

Interest and debt expense was higher in the first quarter of 2016 relative to the same period of 2015 due to higher levels of outstanding debt.

Other expenses, including compensation expense, increased in the first quarter of 2016 compared to the same period of 2015, but our other expense ratio is favorable relative to prior year due to a continued focus on operating effectiveness and expense management.

Our effective income tax rate for the first quarter of 2016 was 30.8 percent of income before income tax, compared to 29.7 percent for the first quarter of 2015. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2016	% Change	2015
Unum US	$237.1	(4.5)%	$248.4

Unum UK	£12.8	16.4%	£11.0

Colonial Life	$89.9	16.0%	$77.5

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income	$1,301.3	5.8%	$1,230.2
Net Investment Income	207.4	(3.5)	215.0
Other Income	29.0	(6.1)	30.9
Total	1,537.7	4.2	1,476.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	902.2	7.4	839.9
Commissions	149.0	2.1	145.9
Deferral of Acquisition Costs	(84.9)	6.0	(80.1)
Amortization of Deferred Acquisition Costs	78.5	(5.9)	83.4
Other Expenses	277.0	1.6	272.7
Total	1,321.8	4.8	1,261.8

Operating Income	$215.9	0.7	$214.3

Operating Ratios (% of Premium Income):
Benefit Ratio	69.3%		68.3%
Other Expense Ratio	21.3%		22.2%
Operating Income Ratio	16.6%		17.4%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$430.6	6.2%	$405.3
Group Short-term Disability	157.5	6.6	147.7
Total Premium Income	588.1	6.3	553.0
Net Investment Income	120.8	(3.4)	125.0
Other Income	22.9	(3.0)	23.6
Total	731.8	4.3	701.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	474.3	7.1	443.0
Commissions	45.2	1.6	44.5
Deferral of Acquisition Costs	(12.4)	20.4	(10.3)
Amortization of Deferred Acquisition Costs	9.1	9.6	8.3
Other Expenses	145.2	2.4	141.8
Total	661.4	5.4	627.3

Operating Income	$70.4	(5.2)	$74.3

Operating Ratios (% of Premium Income):
Benefit Ratio	80.6%		80.1%
Other Expense Ratio	24.7%		25.6%
Operating Income Ratio	12.0%		13.4%

Persistency:
Group Long-term Disability	88.9%		91.0%
Group Short-term Disability	86.0%		86.5%

Premium income increased in the first quarter of 2016 compared to the same period of 2015, driven primarily by an increase in the in-force block resulting from prior year sales growth, partially offset by lower persistency resulting from our pricing actions. Net investment income was lower in the first quarter of 2016 relative to the same period of 2015 due primarily to a decline in yield on invested assets. Other income is comprised primarily of fees from administrative services products.

Benefits experience was slightly less favorable in the first quarter of 2016 compared to the same period of 2015 due primarily to a higher average claim size in our group long-term disability product line.

Commissions in the first quarter were generally consistent with the prior year first quarter. The deferral of acquisition costs was higher in the first quarter of 2016 relative to the same period of 2015 due primarily to the timing of certain sales-related expenses. The amortization of deferred acquisition costs increased in the first quarter of 2016 relative to the same period of 2015 due to growth in the level of the deferred asset. The premium income growth rate in the first quarter of 2016 more than offset the growth rate in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same period of 2015.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Group Life	$351.5	4.9%	$335.0
Accidental Death & Dismemberment	34.6	6.1	32.6
Total Premium Income	386.1	5.0	367.6
Net Investment Income	28.5	(14.9)	33.5
Other Income	1.0	N.M.	0.3
Total	415.6	3.5	401.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	275.9	5.8	260.8
Commissions	32.3	6.6	30.3
Deferral of Acquisition Costs	(9.8)	22.5	(8.0)
Amortization of Deferred Acquisition Costs	7.5	15.4	6.5
Other Expenses	54.3	0.7	53.9
Total	360.2	4.9	343.5

Operating Income	$55.4	(4.3)	$57.9

Operating Ratios (% of Premium Income):
Benefit Ratio	71.5%		70.9%
Other Expense Ratio	14.1%		14.7%
Operating Income Ratio	14.3%		15.8%

Persistency:
Group Life	89.9%		87.3%
Accidental Death & Dismemberment	89.1%		89.0%

Premium income increased in the first quarter of 2016 compared to the same period of 2015 primarily due to favorable persistency in both group life and accidental death and dismemberment. Net investment income was lower in the first quarter of 2016 compared to the same period of 2015 due primarily to a decrease in the level of invested assets and a decline in yield.

Benefits experience was less favorable in the first quarter of 2016 compared to the same period of 2015 due primarily to higher claim incidence and a higher average claim size.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2016 compared to the same period of 2015 due to the timing of certain sales-related expenses. The amortization of deferred acquisition costs increased in the first quarter of 2016 compared to the same period of 2015 due to growth in the level of the deferred asset. The premium income growth rate in the first quarter of 2016 more than offset the growth rate in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same period of 2015.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$123.9	5.1%	$117.9
Voluntary Benefits	203.2	6.0	191.7
Total Premium Income	327.1	5.7	309.6
Net Investment Income	58.1	2.8	56.5
Other Income	5.1	(27.1)	7.0
Total	390.3	4.6	373.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	152.0	11.7	136.1
Commissions	71.5	0.6	71.1
Deferral of Acquisition Costs	(62.7)	1.5	(61.8)
Amortization of Deferred Acquisition Costs	61.9	(9.8)	68.6
Other Expenses	77.5	0.6	77.0
Total	300.2	3.2	291.0

Operating Income	$90.1	9.7	$82.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	50.9%		48.9%
Voluntary Benefits	43.8%		40.9%
Other Expense Ratio	23.7%		24.9%
Operating Income Ratio	27.5%		26.5%

Persistency:
Individual Disability	91.3%		90.1%
Voluntary Benefits	76.7%		75.5%

Premium income was higher in the first quarter of 2016 compared to the same period of 2015, driven primarily by favorable persistency and sales growth. Net investment income was higher in the first quarter of 2016 than in the comparable period of 2015 due to growth in the level of invested assets, partially offset by a decrease in yield on invested assets. Other income decreased in the first quarter of 2016 relative to the first quarter of 2015 due primarily to an expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the first quarter of 2016 was less favorable than the comparable prior year period due primarily to higher new claim activity in the first quarter of 2016. Benefits experience for voluntary benefits in the first quarter of 2016 was less favorable compared to the same period of 2015 due primarily to a prior year release of active life reserves resulting from a higher level of policy terminations during the first quarter of 2015.

Commissions and deferral of acquisition costs were higher in the first quarter of 2016 compared to the same period of 2015 due primarily to sales growth. The amortization of deferred acquisition costs was lower in the first quarter of 2016 compared to the same period of 2015 due primarily to the impact of a higher level of policy terminations in the first quarter of 2015 relative to assumptions for certain issue years within certain product lines. The premium income growth rate in the first quarter of 2016 more than offset the growth rate in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same period of 2015.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2016	% Change	2015
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$37.5	0.5%	$37.3
Group Short-term Disability	16.2	(32.5)	24.0
Group Life and AD&D	40.8	(4.9)	42.9
Subtotal	94.5	(9.3)	104.2
Supplemental and Voluntary
Individual Disability	16.7	35.8	12.3
Voluntary Benefits	125.9	(4.5)	131.9
Subtotal	142.6	(1.1)	144.2
Total Sales	$237.1	(4.5)	$248.4

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$58.2	(19.7)%	$72.5
Large Case Market	36.3	14.5	31.7
Subtotal	94.5	(9.3)	104.2
Supplemental and Voluntary	142.6	(1.1)	144.2
Total Sales	$237.1	(4.5)	$248.4

Sales of our group products decreased in the first quarter of 2016 compared to the same period of 2015, primarily driven by a decline in sales to new customers in the core market segment, partially offset by an increase in sales to existing customers in the large case market segment. The core market segment consists of employee groups with fewer than 2,000 lives. The sales mix in the group market sector for the first quarter of 2016 was approximately 62 percent core market and 38 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2016 compared to the same period of 2015 due to increased sales to new and existing customers. The decrease in sales of voluntary benefits was driven by a single large case market sale in the first quarter of 2015, which was partially offset by favorable sales growth to new and existing customer accounts within the core market segment.

Segment Outlook

During 2016, we expect to achieve year over year premium growth resulting from stable persistency and disciplined sales growth. We believe additional improvement in our premium and sales growth rates may occur if the overall economic recovery further accelerates. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields. Our net investment income may also be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases may unfavorably impact persistency in certain of our product lines. Unfavorable economic conditions could lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates, but we currently expect our group disability benefit ratio for full year 2016 to be generally consistent with the level of 2015. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our supplemental and voluntary product line, by higher than expected policy terminations. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We remain confident in our strategy of providing consumers with valuable financial protection benefits, broadening our employer client relationships, and building collaborative partnerships with complementary product manufacturers, technology firms, and distributors.  Our continued investment in our franchise includes active client management and a differentiated integrated experience across our product lines. There are significant growth opportunities in each of our markets and within our existing client base, and we continue to invest in the people, processes, and technologies that will allow us to enhance our ability to grow the market over the long term.  The planned acquisition of Starmount will broaden our employee benefit offerings but is not expected to materially impact our operating or sales results for 2016.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$93.1	(3.5)%	$96.5
Group Life	28.7	(5.9)	30.5
Supplemental	17.5	45.8	12.0
Total Premium Income	139.3	0.2	139.0
Net Investment Income	26.8	14.0	23.5
Total	166.1	2.2	162.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	94.7	4.2	90.9
Commissions	9.0	(25.0)	12.0
Deferral of Acquisition Costs	(2.0)	—	(2.0)
Amortization of Deferred Acquisition Costs	2.7	(3.6)	2.8
Other Expenses	28.1	7.3	26.2
Total	132.5	2.0	129.9

Operating Income	$33.6	3.1	$32.6

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

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	£65.0	2.0%	£63.7
Group Life	20.1	(0.5)	20.2
Supplemental	12.2	56.4	7.8
Total Premium Income	97.3	6.1	91.7
Net Investment Income	18.7	21.4	15.4
Other Income	—	(100.0)	0.1
Total	116.0	8.2	107.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	66.1	10.4	59.9
Commissions	6.2	(21.5)	7.9
Deferral of Acquisition Costs	(1.4)	7.7	(1.3)
Amortization of Deferred Acquisition Costs	1.9	5.6	1.8
Other Expenses	19.7	13.2	17.4
Total	92.5	7.9	85.7

Operating Income	£23.5	9.3	£21.5

Weighted Average Pound/Dollar Exchange Rate	1.430		1.516

Operating Ratios (% of Premium Income):
Benefit Ratio	67.9%		65.3%
Other Expense Ratio	20.2%		19.0%
Operating Income Ratio	24.2%		23.4%

Persistency:
Group Long-term Disability	87.5%		86.6%
Group Life	79.6%		79.3%
Supplemental	90.5%		87.5%

Premium income was higher in the first quarter of 2016 compared to the same period of 2015 due primarily to growth in the supplemental product line associated with the addition of the dental product offering in the third quarter of 2015. Also contributing to the increase in premium income is sales growth and favorable persistency in our group long-term disability product line.

Net investment income increased in the first quarter of 2016 relative to the same prior year period due primarily to higher income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was partially offset by an increase in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was less favorable in the first quarter of 2016 compared to the first quarter of 2015 due primarily to a higher claim incidence rate and a higher average claim size in our group life product line. Partially offsetting this was favorable benefits experience in our group long-term disability product line due primarily to a lower average claim size, somewhat offset by lower claim recoveries. Benefits experience in the supplemental line of business was less favorable in the first quarter of 2016 as compared to the same period of 2015 due primarily to a higher average claim size in the individual disability product line and the addition of the dental product line, which typically has a higher benefit ratio than other product lines reported in our supplemental line of business.

Commissions were lower in the first quarter of 2016 compared to the same prior year period due primarily to an unusually high level of incentive payments during the first quarter of 2015 which has now returned to more normal levels. The deferral and amortization of acquisition costs during the first quarter of 2016 were generally consistent with the same prior year period. The other expense ratio was higher in the first quarter of 2016 relative to the same period of 2015 driven by volatility in the timing of expenses during 2015 but is below the full year 2015 expense ratio as we continue to focus on expense management initiatives.
Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2016	% Change	2015
Sales by Product
Group Long-term Disability	$10.2	(3.8)%	$10.6
Group Life	4.7	(14.5)	5.5
Supplemental	3.5	N.M.	0.6
Total Sales	$18.4	10.2	$16.7

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$8.4	21.7%	$6.9
Large Case Market	6.5	(29.3)	9.2
Subtotal	14.9	(7.5)	16.1
Supplemental	3.5	N.M.	0.6
Total Sales	$18.4	10.2	$16.7

Sales by Product
Group Long-term Disability	£7.1	1.4%	£7.0
Group Life	3.2	(11.1)	3.6
Supplemental	2.5	N.M.	0.4
Total Sales	£12.8	16.4	£11.0

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£5.9	31.1%	£4.5
Large Case Market	4.4	(27.9)	6.1
Subtotal	10.3	(2.8)	10.6
Supplemental	2.5	N.M.	0.4
Total Sales	£12.8	16.4	£11.0

N.M. = not a meaningful percentage

Group long-term disability sales were generally consistent in the first quarter of 2016 compared to the same period of 2015, with growth in sales to both new and existing customers in the core market, or employee groups with fewer than 500 lives. Sales in the large case market declined year over year due to a decrease in sales to new customers.

Group life sales decreased in the first quarter of 2016 compared to the same period of 2015 due to lower sales to both new and existing customers in the large case market, partially offset by higher sales to both new and existing customers in the core market.

The increase in supplemental sales during the first quarter of 2016 compared to the same period of 2015 was due to higher sales in our group critical illness product line as well as the addition of sales related to our new dental product offering.

Segment Outlook

Our primary focus during 2016 remains building on the key capabilities that we believe will enable us to deliver future growth. We expect to further improve our profitability through an increased focus on new to market sales, premium rate increases, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We believe the current low levels of inflation in the U.K., despite the slight increase in the first quarter of 2016, may continue to adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment. We do, however, see genuine opportunities to grow the market in the U.K. through establishing new relationships with employers, deepening the level of coverage with our existing corporate clients, and through new offerings such as our dental product. We anticipate returning to more normal levels of premium growth as our rate increases continue to be placed in the market and as we continue to increase sales to new and existing customers. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. We believe the outlook for higher levels of employment, increases in corporate payrolls, and expansion of benefit spending is beginning to improve and will positively impact our sales and operating results. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$205.6	4.6%	$196.5
Life	67.7	8.7	62.3
Cancer and Critical Illness	77.9	6.1	73.4
Total Premium Income	351.2	5.7	332.2
Net Investment Income	34.0	(8.1)	37.0
Other Income	0.3	100.0	—
Total	385.5	4.4	369.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	178.9	5.0	170.4
Commissions	77.8	6.0	73.4
Deferral of Acquisition Costs	(65.6)	4.3	(62.9)
Amortization of Deferred Acquisition Costs	51.0	6.0	48.1
Other Expenses	66.0	5.4	62.6
Total	308.1	5.7	291.6

Operating Income	$77.4	(0.3)	$77.6

Operating Ratios (% of Premium Income):
Benefit Ratio	50.9%		51.3%
Other Expense Ratio	18.8%		18.8%
Operating Income Ratio	22.0%		23.4%

Persistency:
Accident, Sickness, and Disability	74.8%		75.5%
Life	84.7%		85.4%
Cancer and Critical Illness	81.6%		83.8%

N.M. = not a meaningful percentage

Premium income increased in the first quarter of 2016 relative to the same period of 2015 as a result of sales growth in all lines of business, partially offset by a decline in persistency. Net investment income was lower in the first quarter of 2016 relative to the same period of 2015 due to lower miscellaneous investment income and a decrease in yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience was favorable in the first quarter of 2016 as compared to the same period of 2015, driven primarily by favorable claims experience in the accident, sickness, and disability and critical illness product lines.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2016 compared to the same period of 2015 due primarily to higher sales. The amortization of deferred acquisition costs was higher in the first quarter of 2016 compared to same period of 2015 due primarily to growth in the level of the deferred asset. The other expense ratio in the first quarter of 2016 was consistent with the same period of 2015, with the growth rate in expenses generally commensurate with our premium growth rate.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2016	% Change	2015
Sales by Product
Accident, Sickness, and Disability	$58.3	18.3%	$49.3
Life	17.0	6.9	15.9
Cancer and Critical Illness	14.6	18.7	12.3
Total Sales	$89.9	16.0	$77.5

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$62.0	11.3%	$55.7
Large Case Market	10.2	39.7	7.3
Subtotal	72.2	14.6	63.0
Public Sector	17.7	22.1	14.5
Total Sales	$89.9	16.0	$77.5

Sales were higher in the first quarter of 2016 as compared to the same period of 2015 due to growth in new and existing customer account sales. Commercial market sales increased in the first quarter of 2016 as compared to the same period of 2015 due to higher new and existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 lives, and in the large case market. The growth in our public sector market sales for the first quarter of 2016 was attributable to increases in both new and existing customer account sales. The number of new accounts increased 23.0 percent in the first quarter of 2016 relative to the same period of 2015, and the average new case size increased 0.7 percent.
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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$133.6	(8.8)%	$146.5
Long-term Care	161.7	2.2	158.2
All Other	0.4	100.0	0.2
Total Premium Income	295.7	(3.0)	304.9
Net Investment Income	333.4	4.1	320.4
Other Income	22.4	(3.4)	23.2
Total	651.5	0.5	648.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	554.0	0.2	552.7
Commissions	24.1	(5.9)	25.6
Interest and Debt Expense	1.7	—	1.7
Other Expenses	38.0	(9.1)	41.8
Total	617.8	(0.6)	621.8

Operating Income	$33.7	26.2	$26.7

Interest Adjusted Loss Ratios:
Individual Disability	84.0%		80.0%
Long-term Care	88.9%		87.3%

Operating Ratios (% of Premium Income):
Other Expense Ratio	12.9%		13.7%
Operating Income Ratio	11.4%		8.8%

Persistency:
Individual Disability	90.9%		91.3%
Long-term Care	95.5%		95.3%

Premium income for individual disability decreased in the first quarter of 2016 compared to the same period of 2015 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the first quarter of 2016 relative to the same period of 2015 due to higher miscellaneous investment income and an increase in the level of invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income thereon, was consistent in the first quarter of 2016 relative to the same period of 2015.

Individual disability benefits experience for the first quarter of 2016 was unfavorable compared to the same period of 2015 due primarily to a slight reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond tenders during the first quarter of 2016. Long-term care benefits experience was unfavorable in the first quarter of 2016 compared to the same period of 2015 due primarily to a higher average submitted claim size.

The other expense ratio in the first quarter of 2016 was lower than the same period of 2015 due to our continued focus on operating effectiveness and expense management.

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
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2016	% Change	2015
Operating Revenue
Net Investment Income	$4.8	(21.3)%	$6.1
Other Income	0.3	—	0.3
Total	5.1	(20.3)	6.4

Interest and Other Expenses	36.9	1.7	36.3

Operating Loss	$(31.8)	(6.4)	$(29.9)

The operating loss was higher in the first quarter of 2016 compared to the same period of 2015 due primarily to a decline in net investment income, which was driven by a decrease in yield on invested assets and lower miscellaneous investment income.
Segment Outlook

We expect the low interest rate environment to continue to place pressure on investment income. We are currently holding capital at our insurance subsidiaries and holding companies at levels that exceed our long-term requirements, and we expect to continue to generate excess capital on an annual basis through our statutory earnings. While we intend to maintain our disciplined approach to risk management, we believe we are well positioned with substantial flexibility to preserve our capital strength and at the same time explore opportunities to deploy the excess capital that is generated.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2016

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,408.8	$138.6	$577.6	$48.5	$1,831.2	$187.1
Capital Goods	4,152.3	485.3	308.3	10.9	3,844.0	496.2
Communications	3,068.6	403.8	273.5	21.6	2,795.1	425.4
Consumer Cyclical	1,559.9	160.9	161.2	3.8	1,398.7	164.7
Consumer Non-Cyclical	6,335.8	777.5	344.7	16.6	5,991.1	794.1
Energy	4,937.7	18.9	1,968.4	297.4	2,969.3	316.3
Financial Institutions	3,444.9	329.0	232.4	3.0	3,212.5	332.0
Mortgage/Asset-Backed	2,480.4	200.6	62.6	0.4	2,417.8	201.0
Sovereigns	1,077.9	182.2	—	—	1,077.9	182.2
Technology	1,432.9	76.3	228.8	12.1	1,204.1	88.4
Transportation	1,793.9	242.0	147.4	4.9	1,646.5	246.9
U.S. Government Agencies and Municipalities	3,762.9	610.2	94.5	1.5	3,668.4	611.7
Public Utilities	8,243.2	1,269.2	211.2	3.8	8,032.0	1,273.0
Total	$44,699.2	$4,894.5	$4,610.6	$424.5	$40,088.6	$5,319.0

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2016 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2016. The decrease in the unrealized loss on fixed maturity securities during the first quarter of 2016 was due primarily to a decrease in U.S. Treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$15.7	$73.2	$34.0	$103.9	$3.0
> 90 <= 180 days	34.0	56.0	108.4	15.6	5.7
> 180 <= 270 days	26.3	157.9	17.2	8.7	—
> 270 days <= 1 year	68.9	24.9	15.5	0.1	—
> 1 year <= 2 years	24.2	17.3	0.1	0.6	7.4
> 2 years <= 3 years	3.3	9.7	10.2	11.9	1.3
> 3 years	2.5	2.9	0.1	0.1	0.1
Sub-total	174.9	341.9	185.5	140.9	17.5

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	3.8	9.0	—	—
> 180 <= 270 days	—	11.1	—	—	—
> 1 year <= 2 years	—	3.6	—	—	—
Sub-total	—	18.5	9.0	—	—

Total	$174.9	$360.4	$194.5	$140.9	$17.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.7	$10.2	$36.4	$21.7	$2.5
> 90 <= 180 days	4.5	50.8	58.7	1.2	29.1
> 180 <= 270 days	41.5	51.1	3.7	15.9	15.5
> 270 days <= 1 year	43.0	1.3	14.1	11.5	—
> 1 year <= 2 years	38.7	34.5	21.8	1.6	9.1
> 2 years <= 3 years	11.3	15.0	16.4	9.4	0.4
> 3 years	10.5	5.3	8.6	5.9	3.2
Sub-total	153.2	168.2	159.7	67.2	59.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	—
> 90 <= 180 days	—	9.6	6.3	—	8.0
> 180 <= 270 days	22.8	21.6	—	—	4.6
>270 days <= 1 year	33.9	4.1	20.8	—	—
> 1 year <= 2 years	26.0	21.8	1.9	—	—
> 2 years <= 3 years	13.5	7.6	8.9	—	—
> 3 years	0.2	5.0	0.2	—	—
Sub-total	96.4	69.7	38.1	—	12.6

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	—	20.4	—	—	—
>270 days <= 1 year	—	—	—	7.8	—
> 1 year <= 2 years	—	10.3	—	—	—
> 2 years <= 3 years	—	13.3	—	—	—
Sub-total	—	44.0	—	7.8	—

Total	$249.6	$281.9	$197.8	$75.0	$72.4

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type. We held no securities at March 31, 2016 with a gross unrealized loss of $20.0 million or greater.

Gross Unrealized Losses $10.0 Million or Greater on Fixed Maturity Securities
As of March 31, 2016

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Energy	$210.2	$27.0	2

Below-Investment-Grade
Energy	$68.0	$53.6	4

During the first quarter of 2016, we recognized an other-than-temporary impairment loss of $11.6 million on fixed maturity securities issued by a large U.S.-based energy company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment. Additionally, the lower oil prices resulted in the company's banks significantly reducing the availability on the company’s revolving line of credit. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. During the first quarter of 2016, we also recognized two smaller other-than-temporary impairment losses on fixed maturity securities issued by energy companies. These two losses combined totaled $9.5 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first quarters of 2016 and 2015 and no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the first quarter of 2015.

At March 31, 2016, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At March 31, 2016, we held $139.4 million fair value ($128.4 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At March 31, 2016, our mortgage/asset-backed securities had an average life of 4.45 years, effective duration of 4.50 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2016, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,544.3 million and $3,393.4 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Our investments in issuers in foreign countries are chosen for specific portfolio management purposes, including asset and liability management and portfolio diversification across geographic lines and sectors to minimize non-market risks. In our approach to investing in fixed maturity securities, specific investments within approved countries and industry sectors are evaluated for their market position and specific strengths and potential weaknesses.  For each security, we consider the political, legal, and financial environment of the sovereign entity in which an issuer is domiciled and operates. The country of domicile is based on consideration of the issuer's headquarters, in addition to location of the assets and the country in which the majority of sales and earnings are derived.  We do not have exposure to foreign currency risk, as the cash flows from these investments are either denominated in currencies or hedged into currencies to match the related liabilities. We continually evaluate our foreign investment risk exposure. Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At March 31, 2016, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The sharp drop in the price of oil has put pressure on the earnings and cash flows of some of these businesses.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  At March 31, 2016, approximately one-third of our exposure to the energy sector was represented by the independent and oilfield subsectors where demand for products is highly correlated with oil and gas prices. The remaining two-thirds of our exposure to the energy sector was represented by the midstream, integrated, refining, and other energy subsectors, which tend to be more correlated to product volume sales as opposed to the commodity price.  The majority of our energy sector holdings are investment-grade fixed maturity securities. At March 31, 2016, the fair value of investment-grade fixed maturity securities in the energy sector was $4,334.9 million, with a gross unrealized gain of $315.6 million and a gross unrealized loss of $118.8 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $602.8 million, with a gross unrealized gain of $0.7 million and a gross unrealized loss of $178.6 million.

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

Fixed Maturity Securities - Energy Sector
At March 31, 2016

(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain(Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,133.3	$(1.4)	$969.7	$95.8	$1,163.6	$94.4
Oil and Gas-Independent	1,428.6	(83.4)	763.9	157.4	664.7	74.0
Oil Field	189.7	(27.2)	115.2	35.3	74.5	8.1
Oil-Integrated	856.1	120.0	51.4	2.3	804.7	122.3
Oil-Refining	278.2	9.1	58.5	6.3	219.7	15.4
Other Energy	51.8	1.8	9.7	0.3	42.1	2.1
Total	$4,937.7	$18.9	$1,968.4	$297.4	$2,969.3	$316.3

Mortgage Loans

Our mortgage loan portfolio was $1,881.3 million and $1,883.6 million on an amortized cost basis at March 31, 2016 and December 31, 2015, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held no impaired mortgage loans at March 31, 2016 or December 31, 2015.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was de minimis at March 31, 2016. We held $27.1 million of cash collateral from our counterparties at March 31, 2016. The carrying value of fixed maturity securities posted as collateral to our counterparties was $38.1 million at March 31, 2016. We had no cash collateral posted to our counterparties at March 31, 2016. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $48.8 million and $36.8 million on a fair value basis at March 31, 2016 and December 31, 2015, respectively.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015, and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

As previously discussed, we entered into a definitive agreement to acquire Starmount for a purchase price of $127 million plus net assets received. We expect to fund the acquisition through holding company cash and some incremental debt. The transaction, which we anticipate will close by the end of the third quarter of 2016, is not expected to materially impact our results of operations or financial position for 2016 or alter our share repurchase and common stock dividend strategy.

Cash equivalents and marketable securities held at Unum Group and our intermediate holding companies are a significant source of liquidity for us and were $478 million and $475 million at March 31, 2016 and December 31, 2015, respectively. The March 31, 2016 balance, which includes approximately $61 million held in certain of our foreign subsidiaries in the U.K., was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 3.4 years, and various money-market funds.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2015 and authorizes the repurchase of up to $750 million of common stock through November 2016, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2016, we repurchased 3.7 million shares at a cost of $100 million. The dollar value of shares remaining under the current repurchase program was $402 million at March 31, 2016. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented. As a result, there is no material change to capital requirements or to solvency ratios for the Unum EEA Group.

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

Funding for Employee Benefit Plans

During the first three months of 2016 we made contributions of $20.6 million and £1.0 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $49 million and £3 million during the remainder of 2016. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2016. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At March 31, 2016, we had short-term debt of $351.4 million, consisting of our 7.125% notes due in the third quarter of 2016 and the related deferred debt cost and fair value hedge liability. Our long-term debt balance at March 31, 2016 was $2,442.5 million and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities. Our short-term and long-term debt carrying values are reduced by deferred debt issuance costs, net of accumulated amortization, of $0.3 million and $25.8 million at March 31, 2016, respectively, as a result of our adoption, as of January 1, 2016, of an accounting update issued by the Financial Accounting Standards Board that changes the presentation of such costs on the balance sheet. See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $13.2 million in the first three months of 2016.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At March 31, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2015 for further discussion.

Commitments

At March 31, 2016, we had unfunded unconditional commitments of $4.8 million to fund tax credit partnership investments and $22.7 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $107.9 million to fund certain investments in private placement fixed maturity securities, $282.8 million to fund certain private equity partnerships, and $83.5 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. During the first three months of 2016, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $48.8 million of securities lending agreements outstanding at March 31, 2016 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2016 was $58.5 million, and the maximum amount outstanding at any month end was $63.9 million. In addition, at March 31, 2016, we had $152.2 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2016 was $152.3 million, and the maximum amount outstanding at any month end was $155.7 million.

We had no repurchase agreements outstanding at March 31, 2016, nor did we utilize any repurchase agreements during the first three months of 2016. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of March 31, 2016, we owned $30.9 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2016	2015
Net Cash Provided by Operating Activities	$293.3	$400.1
Net Cash Used by Investing Activities	(110.5)	(233.6)
Net Cash Used by Financing Activities	(175.0)	(184.9)
Net Increase (Decrease) in Cash and Bank Deposits	$7.8	$(18.4)
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

During the first quarters of 2016 and 2015, we made principal payments of $13.2 million and $29.1 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first quarters of 2016 and 2015 was $108.8 million and $108.1 million, respectively, with a portion of the cash used in the first quarter of 2016 related to the settlement of amounts due on shares purchased in the fourth quarter of 2015. During the first quarters of 2016 and 2015, we paid dividends of $45.2 million and $42.3 million, respectively, to holders of Unum Group's common stock.

See Notes 9 and 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" contained in this Item 2 for further information.

Ratings

AM Best, Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and Standard & Poor's Rating Services (S&P) are among the third parties that assign issuer credit ratings to Unum Group and financial strength ratings to our insurance subsidiaries. Issuer credit ratings reflect an agency's opinion of the overall financial capacity of a company to meet its senior debt obligations. Financial strength ratings are specific to each individual insurance subsidiary and reflect each rating agency's view of the overall financial strength (capital levels, earnings, growth, investments, business mix, operating performance, and market position) of the insuring entity and its ability to meet its obligations to policyholders. Both the issuer credit ratings and financial strength ratings incorporate quantitative and qualitative analyses by rating agencies and are routinely reviewed and updated on an ongoing basis.

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
NR = not rated

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. There have been no changes in any of the rating agencies' outlook statements or ratings during 2016 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2015 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2015. During the first three months of 2016, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2016 - January 31, 2016	—	$—	—	$502,346,496
February 1 - February 29, 2016	3,045,000	26.63	3,045,000	421,250,427
March 1 - March 31, 2016	612,100	30.90	612,100	402,336,097
Total	3,657,100		3,657,100

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2015, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 21, 2016.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Unum Group, effective February 24, 2016 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on February 26, 2016).

Exhibit 10.1	Second Amendment to Credit Agreement, dated as of March 16, 2016, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

Exhibit 10.2	Form of Restricted Stock Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012.

Exhibit 10.3	Form of Performance Share Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012.
Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 28, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: April 28, 2016	By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date: April 28, 2016	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer