Form 10-Q
period 2016-06-30
Unum Group
filed 2016-07-28
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
234,642,863 shares of the registrant's common stock were outstanding as of July 26, 2016.

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

•	A cyber attack or other security breach could result in the unauthorized acquisition of confidential data.

•	The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event.

•	Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.

•	Execution risk related to our technology needs.

•	Changes in our financial strength and credit ratings.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Actual persistency and/or sales growth that is higher or lower than projected.

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
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,562.5; $39,658.7)	$45,862.0	$43,354.4
Mortgage Loans	1,941.3	1,883.6
Policy Loans	3,316.2	3,395.4
Other Long-term Investments	592.2	583.0
Short-term Investments	1,402.3	807.3
Total Investments	53,114.0	50,023.7

Other Assets
Cash and Bank Deposits	93.8	112.9
Accounts and Premiums Receivable	1,654.2	1,598.4
Reinsurance Recoverable	4,801.6	4,725.1
Accrued Investment Income	803.4	702.8
Deferred Acquisition Costs	2,023.7	2,008.5
Goodwill	226.7	230.9
Property and Equipment	510.9	523.9
Other Assets	624.8	637.4

Total Assets	$63,853.1	$60,563.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,486.4	$1,484.6
Reserves for Future Policy and Contract Benefits	45,463.4	43,540.6
Unearned Premiums	457.5	384.2
Other Policyholders’ Funds	1,641.4	1,674.6
Income Tax Payable	29.6	6.0
Deferred Income Tax	315.8	91.8
Short-term Debt	350.7	352.0
Long-term Debt	3,042.6	2,449.4
Payables for Collateral on Investments	450.2	415.4
Other Liabilities	1,458.5	1,501.1

Total Liabilities	54,696.1	51,899.7

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 303,299,730 and 302,702,811 shares	30.3	30.3
Additional Paid-in Capital	2,258.7	2,247.2
Accumulated Other Comprehensive Income	339.8	16.1
Retained Earnings	8,353.2	7,995.2
Treasury Stock - at cost: 68,288,466 and 61,785,466 shares	(1,825.0)	(1,624.9)

Total Stockholders' Equity	9,157.0	8,663.9

Total Liabilities and Stockholders' Equity	$63,853.1	$60,563.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,081.6	$2,017.5	$4,169.1	$4,023.8
Net Investment Income	623.3	630.7	1,229.7	1,232.7
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(9.4)	(8.1)	(30.5)	(12.6)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	14.7	8.9	15.3	(1.9)
Net Realized Investment Gain (Loss)	5.3	0.8	(15.2)	(14.5)
Other Income	51.1	54.7	103.1	109.1
Total Revenue	2,761.3	2,703.7	5,486.7	5,351.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,733.5	1,702.8	3,463.3	3,356.7
Commissions	255.0	244.6	514.9	501.5
Interest and Debt Expense	42.4	38.0	81.0	75.8
Deferral of Acquisition Costs	(146.7)	(140.7)	(299.2)	(285.7)
Amortization of Deferred Acquisition Costs	126.2	124.1	258.4	258.4
Compensation Expense	202.9	205.0	410.5	418.1
Other Expenses	207.8	210.1	413.4	403.5
Total Benefits and Expenses	2,421.1	2,383.9	4,842.3	4,728.3

Income Before Income Tax	340.2	319.8	644.4	622.8

Income Tax (Benefit)
Current	107.7	105.9	158.7	146.5
Deferred	(4.3)	(10.4)	38.3	39.1
Total Income Tax	103.4	95.5	197.0	185.6

Net Income	$236.8	$224.3	$447.4	$437.2

Net Income Per Common Share
Basic	$1.00	$0.90	$1.88	$1.75
Assuming Dilution	$1.00	$0.90	$1.87	$1.74

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Income	$236.8	$224.3	$447.4	$437.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $479.9; $(654.9); $894.2; $(472.1))	921.9	(1,267.1)	1,722.0	(916.9)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(367.6); $507.2; $(655.3); $386.9)	(699.2)	964.9	(1,265.2)	738.7
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(4.4); $(6.2); $(18.0); $2.8)	(8.2)	(20.2)	(34.4)	0.7
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $-; $0.1)	(79.4)	64.9	(105.8)	10.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $2.0; $0.4; $3.6; $1.9)	4.0	0.5	7.1	3.6
Total Other Comprehensive Income (Loss)	139.1	(257.0)	323.7	(163.0)

Comprehensive Income (Loss)	$375.9	$(32.7)	$771.1	$274.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2016	2015
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.3	$30.2

Additional Paid-in Capital
Balance at Beginning of Year	2,247.2	2,221.2
Common Stock Activity	11.5	14.3
Balance at End of Period	2,258.7	2,235.5

Accumulated Other Comprehensive Income
Balance at Beginning of Year	16.1	166.4
Other Comprehensive Income (Loss)	323.7	(163.0)
Balance at End of Period	339.8	3.4

Retained Earnings
Balance at Beginning of Year	7,995.2	7,302.3
Net Income	447.4	437.2
Dividends to Stockholders (per common share: $0.385; $0.330)	(89.4)	(83.5)
Balance at End of Period	8,353.2	7,656.0

Treasury Stock
Balance at Beginning of Year	(1,624.9)	(1,198.2)
Purchases of Treasury Stock	(200.1)	(211.2)
Balance at End of Period	(1,825.0)	(1,409.4)

Total Stockholders' Equity at End of Period	$9,157.0	$8,515.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2016	2015
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$447.4	$437.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	48.1	134.9
Change in Deferred Acquisition Costs	(40.8)	(27.3)
Change in Insurance Reserves and Liabilities	211.0	204.9
Change in Income Taxes	44.5	141.2
Change in Other Accrued Liabilities	(37.6)	(55.9)
Non-cash Components of Net Investment Income	(190.5)	(195.4)
Net Realized Investment Loss	15.2	14.5
Depreciation	50.6	48.6
Other, Net	13.5	23.7
Net Cash Provided by Operating Activities	561.4	726.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	674.7	266.3
Proceeds from Maturities of Fixed Maturity Securities	917.2	1,164.4
Proceeds from Sales and Maturities of Other Investments	166.7	153.8
Purchases of Fixed Maturity Securities	(1,741.1)	(2,239.2)
Purchases of Other Investments	(259.0)	(194.7)
Net Sales (Purchases) of Short-term Investments	(604.2)	213.7
Net Increase in Payables for Collateral on Investments	34.8	336.1
Net Purchases of Property and Equipment	(41.6)	(53.1)
Net Cash Used by Investing Activities	(852.5)	(352.7)

Cash Flows from Financing Activities
Issuance of Long-term Debt	609.1	—
Long-term Debt Repayments	(24.0)	(48.4)
Issuance of Common Stock	2.7	2.2
Repurchase of Common Stock	(208.9)	(211.2)
Dividends Paid to Stockholders	(89.4)	(83.5)
Other, Net	(17.5)	(12.7)
Net Cash Provided (Used) by Financing Activities	272.0	(353.6)

Net Increase (Decrease) in Cash and Bank Deposits	(19.1)	20.1

Cash and Bank Deposits at Beginning of Year	112.9	102.5

Cash and Bank Deposits at End of Period	$93.8	$122.6

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2016
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
Unum Group and Subsidiaries
June 30, 2016
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
January 1, 2017
The adoption of this update will not have a material effect on our financial position or results of operations. During periods in which the vesting date fair value differs materially from the grant date fair value of certain stock-based compensation awards, we may experience volatility in the income tax recognized in our results of operations.

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
June 30, 2016
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

ASC 326 "Financial Instruments - Credit Losses"
This update amends the guidance on the impairment of financial instruments. The update adds an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modifies the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures will also be required, including information used to develop the allowance for losses. The guidance is to be applied to most instruments in scope using a modified retrospective approach at the beginning of the earliest comparative period presented. For available-for-sale fixed maturity securities, the update is applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities securities prior to adoption of the update cannot be reversed.
		January 1, 2020	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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

	June 30, 2016		December 31, 2015

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$45,862.0	$45,862.0	$43,354.4	$43,354.4
Mortgage Loans	1,941.3	2,119.2	1,883.6	2,013.9
Policy Loans	3,316.2	3,442.2	3,395.4	3,498.0
Other Long-term Investments
Derivatives	40.4	40.4	49.8	49.8
Equity Securities	1.5	1.5	1.4	1.4
Miscellaneous Long-term Investments	499.9	499.9	474.4	474.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$604.9	$604.9	$608.8	$608.8
Supplementary Contracts without Life Contingencies	611.9	611.9	641.1	641.1
Short-term Debt	350.7	354.6	352.0	366.2
Long-term Debt	3,042.6	3,333.8	2,449.4	2,645.9
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	349.5	349.5	350.0	350.0
Other Liabilities
Derivatives	57.0	57.0	50.2	50.2
Embedded Derivative in Modified Coinsurance Arrangement	83.0	83.0	87.6	87.6
Unfunded Commitments to Investment Partnerships	5.3	5.3	5.0	5.0

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,066.5 million and $3,150.1 million as of June 30, 2016 and December 31, 2015, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of June 30, 2016, we estimate that the underlying assets of the funds will be liquidated over the next one to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

eleven years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $2,444.4 million and $956.4 million as of June 30, 2016 and December 31, 2015, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $889.4 million and $1,689.5 million as of June 30, 2016 and December 31, 2015, respectively, and are assigned a Level 2.

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
June 30, 2016
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
June 30, 2016
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
Unum Group and Subsidiaries
June 30, 2016
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

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

At June 30, 2016, approximately 21.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 78.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 63.6 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.0 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$704.4	$834.4	$—	$1,538.8
States, Municipalities, and Political Subdivisions	79.1	2,150.1	61.6	2,290.8
Foreign Governments	—	1,011.1	—	1,011.1
Public Utilities	745.1	7,207.9	453.5	8,406.5
Mortgage/Asset-Backed Securities	—	2,475.2	—	2,475.2
All Other Corporate Bonds	8,528.9	20,204.0	1,359.6	30,092.5
Redeemable Preferred Stocks	—	23.5	23.6	47.1
Total Fixed Maturity Securities	10,057.5	33,906.2	1,898.3	45,862.0

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	6.3	—	6.3
Foreign Exchange Contracts	—	34.1	—	34.1
Total Derivatives	—	40.4	—	40.4
Equity Securities	—	0.3	1.2	1.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$6.7	$—	$6.7
Foreign Exchange Contracts	—	49.9	—	49.9
Credit Default Swaps	—	0.4	—	0.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	83.0	83.0
Total Derivatives	—	57.0	83.0	140.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$73.4	$—	$—	$—
Public Utilities	527.2	397.7	241.2	453.3
All Other Corporate Bonds	2,873.8	3,047.7	2,778.8	2,736.4
Total Fixed Maturity Securities	$3,474.4	$3,445.4	$3,020.0	$3,189.7

	Six Months Ended June 30
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$423.8	$—	$219.6	$—
States, Municipalities, and Political Subdivisions	73.3	—	—	—
Public Utilities	630.1	34.1	385.1	56.9
All Other Corporate Bonds	5,213.5	786.6	4,559.3	1,017.7
Total Fixed Maturity Securities	$6,340.7	$820.7	$5,164.0	$1,074.6

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
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$88.7	$—	$2.4	$—	$—	$—	$(29.5)	$61.6
Foreign Governments	53.9	—	—	—	—	—	(53.9)	—
Public Utilities	270.2	—	1.2	—	(0.2)	232.2	(49.9)	453.5
All Other Corporate Bonds	1,074.7	3.4	19.8	58.0	(57.9)	641.2	(379.6)	1,359.6
Redeemable Preferred Stocks	23.4	—	0.2	—	—	—	—	23.6
Total Fixed Maturity Securities	1,510.9	3.4	23.6	58.0	(58.1)	873.4	(512.9)	1,898.3

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(93.2)	10.2	—	—	—	—	—	(83.0)

	Three Months Ended June 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$144.2	$—	$(6.7)	$—	$(0.8)	$—	$—	$136.7
Foreign Governments	69.1	—	0.7	—	—	—	—	69.8
Public Utilities	549.8	—	(4.7)	—	(0.1)	121.6	(308.8)	357.8
All Other Corporate Bonds	1,635.8	2.4	(45.3)	—	(50.1)	365.1	(586.0)	1,321.9
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	2,423.8	2.4	(56.1)	—	(51.0)	486.7	(894.8)	1,911.0

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(53.8)	(2.0)	—	—	—	—	—	(55.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$1.7	$—	$(0.1)	$—	$(62.2)	$61.6
Foreign Governments	52.9	—	—	—	—	—	(52.9)	—
Public Utilities	274.1	—	10.9	—	(0.5)	272.1	(103.1)	453.5
All Other Corporate Bonds	1,408.2	0.6	45.3	58.0	(45.1)	592.9	(700.3)	1,359.6
Redeemable Preferred Stocks	23.8	—	(0.2)	—	—	—	—	23.6
Total Fixed Maturity Securities	1,881.2	0.6	57.7	58.0	(45.7)	865.0	(918.5)	1,898.3

Equity Securities	1.4	—	—	—	—	—	(0.2)	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	4.6	—	—	—	—	—	(83.0)

	Six Months Ended June 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$(2.6)	$—	$(0.8)	$—	$—	$136.7
Foreign Governments	69.3	—	0.5	—	—	—	—	69.8
Public Utilities	315.0	—	(3.6)	—	(2.5)	123.9	(75.0)	357.8
All Other Corporate Bonds	1,425.3	2.1	(36.0)	—	(81.7)	384.3	(372.1)	1,321.9
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	1,974.6	2.1	(41.8)	—	(85.0)	508.2	(447.1)	1,911.0

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(5.9)	—	—	—	—	—	(55.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $10.2 million and $4.6 million for the three and six months ended June 30, 2016, respectively, and $(2.0) million and $(5.9) million for the three and six months ended June 30, 2015. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	June 30, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$130.7	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d)(e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 1.00% - 2.00% / 1.75% 0.25% - 6.29% / 1.69% Priced at Par
All Other Corporate Bonds - Public	7.1	Lack of Marketability	(d)	1.00% - 1.00% / 1.00%
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(83.0)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2016 and December 31, 2015, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.5	$273.3	$—	$1,538.8
States, Municipalities, and Political Subdivisions	1,806.3	484.6	0.1	2,290.8
Foreign Governments	805.2	205.9	—	1,011.1
Public Utilities	6,931.5	1,477.1	2.1	8,406.5
Mortgage/Asset-Backed Securities	2,261.1	214.4	0.3	2,475.2
All Other Corporate Bonds	26,448.9	3,806.2	162.6	30,092.5
Redeemable Preferred Stocks	44.0	3.6	0.5	47.1
Total Fixed Maturity Securities	$39,562.5	$6,465.1	$165.6	$45,862.0

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.8	$207.3	$7.9	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	293.4	4.6	2,117.1
Foreign Governments	897.2	154.4	—	1,051.6
Public Utilities	6,979.3	1,057.4	16.3	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	167.6	4.7	2,481.5
All Other Corporate Bonds	26,325.5	2,454.1	608.2	28,171.4
Redeemable Preferred Stocks	44.0	3.8	0.6	47.2
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$642.3	$43,354.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$4.7	$—	$2.6	$0.1
Public Utilities	35.6	1.2	44.9	0.9
Mortgage/Asset-Backed Securities	20.8	0.3	0.9	—
All Other Corporate Bonds	802.7	38.1	1,325.8	124.5
Redeemable Preferred Stocks	12.7	0.3	10.8	0.2
Total Fixed Maturity Securities	$876.5	$39.9	$1,385.0	$125.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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

	June 30, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,338.2	$27.0	$1,282.1	$0.3	$82.8
Over 1 year through 5 years	6,321.2	644.5	6,614.9	27.2	323.6
Over 5 years through 10 years	10,941.7	1,169.6	10,747.3	86.7	1,277.3
Over 10 years	18,700.3	4,409.6	22,502.7	51.1	556.1
	37,301.4	6,250.7	41,147.0	165.3	2,239.8
Mortgage/Asset-Backed Securities	2,261.1	214.4	2,453.5	0.3	21.7
Total Fixed Maturity Securities	$39,562.5	$6,465.1	$43,600.5	$165.6	$2,261.5

	December 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.2	$20.6	$1,098.8	$0.2	$33.8
Over 1 year through 5 years	6,514.0	554.4	6,649.5	49.8	369.1
Over 5 years through 10 years	10,519.3	746.3	7,124.4	320.5	3,820.7
Over 10 years	19,194.6	2,849.1	18,532.3	267.1	3,244.3
	37,340.1	4,170.4	33,405.0	637.6	7,467.9
Mortgage/Asset-Backed Securities	2,318.6	167.6	1,968.2	4.7	513.3
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$35,373.2	$642.3	$7,981.2

At June 30, 2016, the fair value of investment-grade fixed maturity securities was $42,309.2 million, with a gross unrealized gain of $6,354.7 million and a gross unrealized loss of $36.4 million. The gross unrealized loss on investment-grade fixed maturity securities was 22.0 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

At June 30, 2016, the fair value of below-investment-grade fixed maturity securities was $3,552.8 million, with a gross unrealized gain of $110.4 million and a gross unrealized loss of $129.2 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 78.0 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At June 30, 2016, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2016, we held 54 individual investment-grade fixed maturity securities and 78 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 37 investment-grade fixed maturity securities and 50 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of June 30, 2016 or December 31, 2015 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At June 30, 2016, we had commitments of $88.3 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

As of June 30, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $467.4 million, comprised of $183.6 million of tax credit partnerships and $283.8 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Income Tax Credits	$10.4	$10.5	$20.9	$21.0
Amortization, net of tax	(5.8)	(5.8)	(11.6)	(11.6)
Income Tax Benefit	$4.6	$4.7	$9.3	$9.4

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.8 million of unfunded unconditional commitments at June 30, 2016.
At June 30, 2016, we also have unfunded unconditional commitments of $0.5 million to fund certain private equity partnerships as well as commitments of $243.3 million, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $154.4 million and $0.9 million, respectively, as of June 30, 2016.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At June 30, 2016, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the six months ended June 30, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	June 30, 2016		December 31, 2015
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$200.7	10.4%	$130.6	6.9%
Industrial	580.9	29.9	574.1	30.5
Office	732.1	37.7	764.7	40.6
Retail	406.0	20.9	392.3	20.8
Other	21.6	1.1	21.9	1.2
Total	$1,941.3	100.0%	$1,883.6	100.0%

Region
New England	$77.4	4.0%	$97.6	5.2%
Mid-Atlantic	126.5	6.5	128.8	6.9
East North Central	205.6	10.6	186.4	9.9
West North Central	167.5	8.6	162.6	8.6
South Atlantic	406.1	20.9	409.3	21.7
East South Central	98.6	5.1	79.1	4.2
West South Central	236.1	12.2	237.6	12.6
Mountain	210.9	10.9	196.5	10.4
Pacific	412.6	21.2	385.7	20.5
Total	$1,941.3	100.0%	$1,883.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30 2016	December 31 2015
	(in millions of dollars)
Internal Rating
Aa	$0.9	$1.1
A	564.9	586.6
Baa	1,360.2	1,285.8
Ba	15.3	10.1
Total	$1,941.3	$1,883.6

Loan-to-Value Ratio
<= 65%	$951.1	$937.2
> 65% <= 75%	896.0	842.5
> 75% <= 85%	79.6	88.4
> 85%	14.6	15.5
Total	$1,941.3	$1,883.6

There were no troubled debt restructurings during the three and six months ended June 30, 2016 and 2015. We held one impaired mortgage loan at June 30, 2016 greater than 90 days past due, with an unpaid principal balance and carrying value of $5.4 million. At December 31, 2015, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of June 30, 2016 and December 31, 2015, we had no allowance for credit losses. Our allowance of $2.0 million as of June 30, 2015 was related to an impaired mortgage loan that was repaid in the third quarter of 2015. There was no activity in the allowance for credit losses during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, we had additional provision to the allowance for credit losses of $0.5 million.

Our average investment in impaired mortgage loans was $5.4 million and $2.7 million for the three and six months ended June 30, 2016, respectively, and $12.9 million and $13.0 million for the three and six months ended June 30, 2015, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and six months ended June 30, 2016, respectively, and interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, we had commitments of $77.9 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

As of June 30, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $223.9 million, for which we received collateral in the form of cash and securities of $73.8 million and $161.7 million, respectively. As of December 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.6 million, for which we received collateral in the form of cash and securities of $29.0 million and $159.3 million, respectively. We had no outstanding repurchase agreements at June 30, 2016 or December 31, 2015.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	June 30, 2016	December 31, 2015
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$2.9	$1.2
Public Utilities	6.8	4.0
All Other Corporate Bonds	64.1	23.8
Total Borrowings	73.8	29.0
Gross Amount of Recognized Liability for Securities Lending Transactions	73.8	29.0
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of June 30, 2016 and December 31, 2015, we owned $31.6 million and $30.9 million of FHLB common stock, respectively. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $349.5 million and $350.0 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $369.2 million and $94.2 million, respectively. As of December 31, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $317.2 million and $96.0 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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
June 30, 2016
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

	June 30, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$40.4	$—	$40.4	$(15.0)	$(25.4)	$—
Securities Lending	223.9	—	223.9	(150.1)	(73.8)	—
Total	$264.3	$—	$264.3	$(165.1)	$(99.2)	$—

Financial Liabilities:
Derivatives	$57.0	$—	$57.0	$(40.8)	$—	$16.2
Securities Lending	73.8	—	73.8	(73.8)	—	—
Total	$130.8	$—	$130.8	$(114.6)	$—	$16.2

	December 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$49.8	$—	$49.8	$(12.8)	$(36.4)	$0.6
Securities Lending	181.6	—	181.6	(152.6)	(29.0)	—
Total	$231.4	$—	$231.4	$(165.4)	$(65.4)	$0.6

Financial Liabilities:
Derivatives	$50.2	$—	$50.2	$(35.6)	$—	$14.6
Securities Lending	29.0	—	29.0	(29.0)	—	—
Total	$79.2	$—	$79.2	$(64.6)	$—	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Fixed Maturity Securities	$579.6	$592.9	$1,143.4	$1,159.1
Derivatives	12.4	11.5	24.3	22.4
Mortgage Loans	30.1	27.4	57.0	55.7
Policy Loans	4.3	4.2	8.4	8.2
Other Long-term Investments	6.3	4.9	16.3	8.8
Short-term Investments	2.1	0.8	3.6	1.7
Gross Investment Income	634.8	641.7	1,253.0	1,255.9
Less Investment Expenses	7.9	7.3	16.1	15.8
Less Investment Income on Participation Fund Account Assets	3.6	3.7	7.2	7.4
Net Investment Income	$623.3	$630.7	$1,229.7	$1,232.7

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$10.9	$4.9	$27.8	$7.4
Gross Losses on Sales	(4.0)	(1.9)	(13.6)	(7.6)
Other-Than-Temporary Impairment Loss	(9.4)	(8.1)	(30.5)	(12.6)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	2.0	7.8	3.8	8.9
Gross Losses on Sales	(0.4)	—	(0.7)	—
Impairment Loss	(3.1)	(1.0)	(3.1)	(3.7)
Embedded Derivative in Modified Coinsurance Arrangement	10.2	(2.0)	4.6	(5.9)
All Other Derivatives	(1.1)	0.8	(3.6)	(0.3)
Foreign Currency Transactions	0.2	0.3	0.1	(0.7)
Net Realized Investment Gain (Loss)	$5.3	$0.8	$(15.2)	$(14.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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
June 30, 2016
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $7.6 million at June 30, 2016. We held $26.9 million and $36.4 million cash collateral from our counterparties at June 30, 2016 and December 31, 2015, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $37.4 million and $27.3 million at June 30, 2016 and December 31, 2015, respectively. We had no cash posted as collateral to our counterparties at June 30, 2016 or December 31, 2015. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $57.0 million and $50.2 million at June 30, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2015	$150.0	$831.5	$600.0	$97.0	$—	$1,678.5
Additions	—	—	—	2.0	27.0	29.0
Terminations	—	14.8	—	27.0	27.0	68.8
Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7

Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	2.0	27.0	29.0
Terminations	—	23.7	—	27.0	27.0	77.7
Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7

Balance at March 31, 2016	$126.0	$650.3	$600.0	$70.0	$—	$1,446.3
Additions	—	—	—	—	—	—
Terminations	—	5.8	—	—	—	5.8
Balance at June 30, 2016	$126.0	$644.5	$600.0	$70.0	$—	$1,440.5

Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$1,470.3
Additions	—	—	—	—	—	—
Terminations	24.0	5.8	—	—	—	29.8
Balance at June 30, 2016	$126.0	$644.5	$600.0	$70.0	$—	$1,440.5

Cash Flow Hedges

As of June 30, 2016 and December 31, 2015, we had $422.1 million and $427.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

For the three and six months ended June 30, 2016 and 2015, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of June 30, 2016, we expect to amortize approximately $55.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2016, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of June 30, 2016 and December 31, 2015, we had $126.0 million and $150.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 5 - Derivative Financial Instruments - Continued

term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.1 million and $2.9 million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $2.1 million for the three and six months ended June 30, 2015, respectively, with an offsetting gain on the related interest rate swaps. During the first quarter of 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of June 30, 2016 and December 31, 2015, we had $600.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $(1.0) million and $(6.6) million for the three and six months ended June 30, 2016, respectively, and $3.3 million and $(0.4) million for the three and six months ended June 30, 2015, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three and six months ended June 30, 2016, and 2015, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2016 and December 31, 2015, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss.

As of June 30, 2016 and December 31, 2015, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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
June 30, 2016
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$6.3	Other Liabilities	$6.7
Foreign Exchange Contracts	Other L-T Investments	34.1	Other Liabilities	16.4
Total		$40.4		$23.1

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.4
Foreign Exchange Contracts			Other Liabilities	33.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	83.0
Total				$116.9

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$2.4	Other Liabilities	$12.3
Foreign Exchange Contracts	Other L-T Investments	47.4	Other Liabilities	6.0
Total		$49.8		$18.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	31.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	87.6
Total				$119.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$(0.2)	$(15.9)	$(24.5)	$26.4

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps	$13.6	$13.0	$26.8	$25.5
Foreign Exchange Contracts	(0.4)	(0.5)	(0.5)	(1.0)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	0.3	3.2	0.3
Foreign Exchange Contracts	(0.5)	1.4	(0.5)	0.2
Interest and Debt Expense
Interest Rate Swaps	(0.4)	(0.4)	(0.9)	(0.9)
Total	$12.3	$13.8	$28.1	$24.1
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.4)	$(0.3)	$(0.4)	$(0.6)
Foreign Exchange Contracts	(0.7)	1.1	(2.0)	0.3
Embedded Derivative in Modified Coinsurance Arrangement	10.2	(2.0)	4.6	(5.9)
Total	$9.1	$(1.2)	$2.2	$(6.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2016	$438.4	$351.8	$(200.0)	$(389.5)	$200.7
Other Comprehensive Income (Loss) Before Reclassifications	222.0	(0.2)	(79.4)	1.5	143.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.7	(8.0)	—	2.5	(4.8)
Net Other Comprehensive Income (Loss)	222.7	(8.2)	(79.4)	4.0	139.1
Balance at June 30, 2016	$661.1	$343.6	$(279.4)	$(385.5)	$339.8

Balance at March 31, 2015	$414.3	$411.9	$(167.4)	$(398.4)	$260.4
Other Comprehensive Income (Loss) Before Reclassifications	(302.6)	(11.0)	64.9	(1.3)	(250.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.4	(9.2)	—	1.8	(7.0)
Net Other Comprehensive Income (Loss)	(302.2)	(20.2)	64.9	0.5	(257.0)
Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4

Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	445.8	(16.1)	(105.8)	2.0	325.9
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	11.0	(18.3)	—	5.1	(2.2)
Net Other Comprehensive Income (Loss)	456.8	(34.4)	(105.8)	7.1	323.7
Balance at June 30, 2016	$661.1	$343.6	$(279.4)	$(385.5)	$339.8

Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	(184.6)	16.6	10.9	(0.2)	(157.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.4	(15.9)	—	3.8	(5.7)
Net Other Comprehensive Income (Loss)	(178.2)	0.7	10.9	3.6	(163.0)
Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4

The net unrealized gain on securities consists of the following components:

				Change at June 30, 2016
	June 30	March 31	December 31	Three Months	Six Months
	2016	2016	2015	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,299.5	$4,894.5	$3,695.7	$1,405.0	$2,603.8
Other Investments	(21.3)	(18.1)	(33.7)	(3.2)	12.4
Deferred Acquisition Costs	(52.5)	(42.0)	(29.4)	(10.5)	(23.1)
Reserves for Future Policy and Contract Benefits	(5,578.6)	(4,466.5)	(3,578.4)	(1,112.1)	(2,000.2)
Reinsurance Recoverable	366.0	310.2	263.2	55.8	102.8
Income Tax	(352.0)	(239.7)	(113.1)	(112.3)	(238.9)
Total	$661.1	$438.4	$204.3	$222.7	$456.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 6 - Accumulated Other Comprehensive Income - Continued

				Change at June 30, 2015
	June 30	March 31	December 31	Three Months	Six Months
	2015	2015	2014	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,901.2	$6,826.8	$6,261.5	$(1,925.6)	$(1,360.3)
Other Investments	(14.8)	(18.4)	13.9	3.6	(28.7)
Deferred Acquisition Costs	(41.8)	(56.6)	(50.8)	14.8	9.0
Reserves for Future Policy and Contract Benefits	(4,981.6)	(6,513.9)	(6,150.3)	1,532.3	1,168.7
Reinsurance Recoverable	312.9	387.9	365.0	(75.0)	(52.1)
Income Tax	(63.8)	(211.5)	(149.0)	147.7	85.2
Total	$112.1	$414.3	$290.3	$(302.2)	$(178.2)

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$8.1	$7.0	$13.7	$2.2
Other-Than-Temporary Impairment Loss	(9.4)	(8.1)	(30.5)	(12.6)
	(1.3)	(1.1)	(16.8)	(10.4)
Income Tax Benefit	(0.6)	(0.7)	(5.8)	(4.0)
Total	$(0.7)	$(0.4)	$(11.0)	$(6.4)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps	$13.6	$13.0	$26.8	$25.5
Loss on Foreign Exchange Contracts	(0.4)	(0.5)	(0.5)	(1.0)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	0.3	3.2	0.3
Loss on Foreign Exchange Contracts	(0.5)	1.4	(0.5)	0.2
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.4)	(0.4)	(0.9)	(0.9)
	12.3	13.8	28.1	24.1
Income Tax Expense	4.3	4.6	9.8	8.2
Total	$8.0	$9.2	$18.3	$15.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.0)	$(2.9)	$(8.1)	$(5.9)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.1
	(3.9)	(2.8)	(7.9)	(5.8)
Income Tax Benefit	(1.4)	(1.0)	(2.8)	(2.0)
Total	$(2.5)	$(1.8)	$(5.1)	$(3.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$432.9	$409.4	$863.5	$814.7
Group Short-term Disability	156.2	151.6	313.7	299.3
Group Life and Accidental Death & Dismemberment
Group Life	348.7	336.0	700.2	671.0
Accidental Death & Dismemberment	34.9	33.3	69.5	65.9
Supplemental and Voluntary
Individual Disability	124.9	118.4	248.8	236.3
Voluntary Benefits	201.8	187.7	405.0	379.4
	1,299.4	1,236.4	2,600.7	2,466.6
Unum UK
Group Long-term Disability	95.5	99.4	188.6	195.9
Group Life	27.3	30.4	56.0	60.9
Supplemental	18.0	12.4	35.5	24.4
	140.8	142.2	280.1	281.2
Colonial Life
Accident, Sickness, and Disability	205.9	198.1	411.5	394.6
Life	67.7	63.3	135.4	125.6
Cancer and Critical Illness	77.8	74.5	155.7	147.9
	351.4	335.9	702.6	668.1
Closed Block
Individual Disability	130.5	144.3	264.1	290.8
Long-term Care	158.9	158.2	320.6	316.4
All Other	0.6	0.5	1.0	0.7
	290.0	303.0	585.7	607.9
Total Premium Income	$2,081.6	$2,017.5	$4,169.1	$4,023.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2016
Premium Income	$1,299.4	$140.8	$351.4	$290.0	$—	$2,081.6
Net Investment Income	207.7	34.0	35.6	341.1	4.9	623.3
Other Income	27.9	0.2	0.3	21.4	1.3	51.1
Operating Revenue	$1,535.0	$175.0	$387.3	$652.5	$6.2	$2,756.0

Operating Income (Loss)	$227.2	$36.9	$77.9	$32.6	$(35.7)	$338.9

Three Months Ended June 30, 2015
Premium Income	$1,236.4	$142.2	$335.9	$303.0	$—	$2,017.5
Net Investment Income	215.7	38.6	36.9	331.7	7.8	630.7
Other Income	31.4	—	—	22.8	0.5	54.7
Operating Revenue	$1,483.5	$180.8	$372.8	$657.5	$8.3	$2,702.9

Operating Income (Loss)	$202.8	$38.3	$77.6	$36.6	$(33.4)	$321.9

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2016
Premium Income	$2,600.7	$280.1	$702.6	$585.7	$—	$4,169.1
Net Investment Income	415.1	60.8	69.6	674.5	9.7	1,229.7
Other Income	56.9	0.2	0.6	43.8	1.6	103.1
Operating Revenue	$3,072.7	$341.1	$772.8	$1,304.0	$11.3	$5,501.9

Operating Income (Loss)	$443.1	$70.5	$155.3	$66.3	$(67.5)	$667.7

Six Months Ended June 30, 2015
Premium Income	$2,466.6	$281.2	$668.1	$607.9	$—	$4,023.8
Net Investment Income	430.7	62.1	73.9	652.1	13.9	1,232.7
Other Income	62.3	—	—	46.0	0.8	109.1
Operating Revenue	$2,959.6	$343.3	$742.0	$1,306.0	$14.7	$5,365.6

Operating Income (Loss)	$417.1	$70.9	$155.2	$63.3	$(63.3)	$643.2

	June 30	December 31
	2016	2015
	(in millions of dollars)
Assets
Unum US	$18,310.8	$18,242.4
Unum UK	3,325.2	3,432.4
Colonial Life	3,874.2	3,776.8
Closed Block	34,559.8	33,000.9
Corporate	3,783.1	2,111.1
Total Assets	$63,853.1	$60,563.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 7 - Segment Information - Continued

We measure and analyze our segment performance on the basis of "operating revenue" and "operating income" or "operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Total Revenue	$2,761.3	$2,703.7	$5,486.7	$5,351.1
Excluding:
Net Realized Investment Gain (Loss)	5.3	0.8	(15.2)	(14.5)
Operating Revenue	$2,756.0	$2,702.9	$5,501.9	$5,365.6

Income Before Income Tax	$340.2	$319.8	$644.4	$622.8
Excluding:
Net Realized Investment Gain (Loss)	5.3	0.8	(15.2)	(14.5)
Non-operating Retirement-related Loss	(4.0)	(2.9)	(8.1)	(5.9)
Operating Income	$338.9	$321.9	$667.7	$643.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
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

Effective August 1, 2016, we will amend the retiree medical benefits portion of our OPEB plan to transition a majority of participants to a private exchange for their health insurance coverage. Previously, participants paid a subsidized premium, but effective with this amendment, participants will purchase coverage on a private exchange and will be subsequently reimbursed through a Health Reimbursement Account (HRA) for an amount equivalent to the subsidy that was previously provided. To encourage participants to continue their participation in the plan and to ease the financial burden of the transition, participants will receive a one-time payment to pre-fund their HRA to minimize the initial out-of-pocket cost of purchasing health insurance. The amendment does not materially change the benefit obligation of the plan.

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Service Cost	$1.8	$0.9	$—	$—	$—	$—
Interest Cost	21.3	20.6	1.8	1.9	1.8	1.8
Expected Return on Plan Assets	(25.7)	(27.2)	(2.7)	(3.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	4.0	2.8	—	0.1	—	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Plan Amendment	—	—	—	—	0.9	—
Total	$1.4	$(2.9)	$(0.9)	$(1.1)	$2.5	$1.6

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		Non U.S. Plans		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Service Cost	$3.5	$1.9	$—	$—	$—	$—
Interest Cost	42.6	41.1	3.7	3.9	3.6	3.6
Expected Return on Plan Assets	(51.4)	(54.4)	(5.4)	(6.2)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	8.1	5.7	—	0.2	—	—
Prior Service Credit	(0.1)	—	—	—	(0.1)	(0.1)
Plan Amendment	—	—	—	—	0.9	—
Total	$2.7	$(5.7)	$(1.7)	$(2.1)	$4.1	$3.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars, except share data)
Numerator
Net Income	$236.8	$224.3	$447.4	$437.2

Denominator (000s)
Weighted Average Common Shares - Basic	236,892.8	248,318.6	238,254.3	249,885.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	426.0	873.6	368.5	820.5
Weighted Average Common Shares - Assuming Dilution	237,318.8	249,192.2	238,622.8	250,705.5

Net Income Per Common Share
Basic	$1.00	$0.90	$1.88	$1.75
Assuming Dilution	$1.00	$0.90	$1.87	$1.74

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $27.85 to $36.95, and the nonvested performance share units have grant prices ranging from $27.85 to $34.08.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three months ended June 30, 2016 and the six months ended June 30, 2016 and 2015, there were approximately 0.5 million potential common shares that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. A de minimus amount of potential common shares were antidilutive for the three months ended June 30, 2015.

Common Stock

During the second quarter of 2016, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 26, 2017. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 21, 2016. The remaining repurchase amount under the new program was $698.7 million at June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions)
Shares Repurchased	2.8	3.0	6.5	6.2
Cost of Shares Repurchased (1)	$100.1	$103.1	$200.1	$211.2

(1) Includes commissions of $0.1 million for the three month period ended June 30, 2016 and the six month periods ended June 30, 2016 and 2015. For the three month period ended June 30, 2015 there was a de minimus amount of commissions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 10 - Commitments and Contingent Liabilities - Continued

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
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California, and plaintiff filed an amended complaint on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. After we answered the complaint, the court permitted the plaintiff to file another amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America containing similar allegations. In April 2015, we again answered the complaint. The plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. In February 2016, the plaintiffs filed a motion for preliminary approval of settlement for a class of certain insureds issued long-term care policies containing an inflation protection feature as well as certain insureds who requested copies of their long-term care policies. In July 2016, the court issued a final order approving the settlement. We adjusted our previously accrued estimated loss contingency as a result of the final settlement, the amount of which was immaterial to our consolidated financial position and results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2016
Note 10 - Commitments and Contingent Liabilities - Continued

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

Debt

In May 2016, we issued a total of $600.0 million aggregate principal amount of senior notes in two tranches: (i) $350.0 million aggregate principal amount of senior notes due in 2021 with an annual coupon rate of 3.00%, and (ii) $250.0 million aggregate principal amount of senior notes due in 2042 with an annual coupon rate of 5.75%, pursuant to a reopening of the $250.0 million aggregate principal amount outstanding of our 5.75% senior notes due 2042 issued in 2012. Both issuances are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

At June 30, 2016, short-term debt consisted entirely of our senior unsecured notes due September 2016. Also included in the carrying amount of short-term debt are deferred debt costs of $0.2 million and a $0.9 million fair value hedge liability on the notes, with a corresponding fair value hedge asset included in other long-term investments.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At June 30, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

During the six months ended June 30, 2016, we made principal payments of $24.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

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

Operating Performance and Capital Management

For the second quarter of 2016, we reported net income of $236.8 million, or $1.00 per diluted common share, compared to net income of $224.3 million, or $0.90 per diluted common share, in the same period of 2015. For the first six months of 2016, net income was $447.4 million, or $1.87 per diluted common share, compared to net income of $437.2 million, or $1.74 per diluted common share, in the same period of 2015. Included in these results are net realized investment gains and losses and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $235.7 million, or $0.99 per diluted common share, in the second quarter of 2016, compared to $222.6 million, or $0.89 per diluted common share, in the same period of 2015. After-tax operating income was $462.5 million, or $1.94 per diluted common share, in the first six months of 2016, compared to $447.4 million, or $1.78 per diluted common share, in the same period of 2015.

Our weighted average common shares outstanding, assuming dilution, equaled 237.3 million and 249.2 million for the second quarters of 2016 and 2015, respectively, and 238.6 million and 250.7 million for the first six months of 2016 and 2015, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Our Unum US segment reported an increase in operating income of 12.0 percent and 6.2 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratios for our Unum US segment for the second quarter and first six months of 2016 were 69.1 percent and 69.2 percent, respectively, compared to 71.2 percent and 69.7 percent in the same periods of 2015. Unum US sales increased 1.4 percent but decreased 2.0 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Persistency was mostly favorable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 2.8 percent and 5.8 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, with growth in premium income and generally stable benefits experience. The benefit ratios for Unum UK were 70.1 percent and 69.0 percent in the second quarter and first six months of 2016, respectively, compared to 70.7 percent and 68.0 percent in the same periods of 2015. Unum UK sales in local currency increased 19.4 percent and 18.0 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 0.4 percent and 0.1 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, with growth in premium income, partially offset by a decline in net investment income and slightly less favorable overall benefits experience. The benefit ratios for Colonial Life were 51.1 percent and 51.0 percent in the second quarter and first six months of 2016, respectively, compared to 50.4 percent and 50.8 percent in the same periods of 2015. Colonial Life sales increased 13.3 percent and 14.5 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Persistency declined relative to the prior year but remains within our expectations.

Our Closed Block segment reported a decrease in operating income of 10.9 percent but an increase of 4.7 percent in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. Operating results for this segment were driven primarily by growth in net investment income and less favorable benefits experience for both periods in 2016 relative to 2015. Benefits experience year-to-date for both individual disability and long-term care generally remains within our range of expectations, although we may continue to experience quarterly volatility.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.3 billion at June 30, 2016 compared to $3.7 billion at December 31, 2015, with the increase due primarily to a decrease in U.S. Treasury rates and credit spreads during the first six months of 2016. The earned book yield on our investment portfolio was 5.28 percent for the first six months of 2016 compared to a yield of 5.40 percent for full year 2015.

We believe our capital and financial positions are strong. At June 30, 2016, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 390 percent, in line with our expectations. During the first six months of 2016, we repurchased 6.5 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $200 million. As of June 30, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of approximately $600 million, excluding amounts committed for the third quarter debt maturity, subsidiary contributions, and the anticipated Starmount acquisition.

Brexit Referendum

In June 2016, the U.K. voted to leave the European Union under the referendum commonly referred to as "Brexit." The nature and extent of the effects on interest rates, economic performance, and financial markets is still uncertain, and the financial market uncertainty may adversely affect both our U.S. and U.K. operations. While we may experience volatility in the fair values of our investments in U.K. and European Union-based issuers in the short term, we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments.

We may see some near-term dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. Our reported consolidated operating results will be unfavorably impacted by the weakening of the British pound sterling relative to the preceding periods, but this is a reporting impact and not an indication of profitability in our U.K. operations. Further discussion is contained herein in this Item 2.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses as specified in the reconciliations below. We believe operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2016		2015
	(in millions)	per share *	(in millions)	per share *
Net Income	$236.8	$1.00	$224.3	$0.90
Excluding:
Net Realized Investment Gain (net of tax expense (benefit) of $1.5; $(2.9))	3.8	0.02	3.7	0.02
Non-operating Retirement-related Loss (net of tax benefit of $1.3; $0.9)	(2.7)	(0.01)	(2.0)	(0.01)
After-tax Operating Income	$235.7	$0.99	$222.6	$0.89

	Six Months Ended June 30
	2016		2015
	(in millions)	per share *	(in millions)	per share *
Net Income	$447.4	$1.87	$437.2	$1.74
Excluding:
Net Realized Investment Loss (net of tax benefit of $5.4; $8.2)	(9.8)	(0.05)	(6.3)	(0.02)
Non-operating Retirement-related Loss (net of tax benefit of $2.8; $2.0)	(5.3)	(0.02)	(3.9)	(0.02)
After-tax Operating Income	$462.5	$1.94	$447.4	$1.78

* Assuming Dilution

We measure and analyze our segment performance on the basis of "operating revenue" and "operating income" or "operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(in millions of dollars)
Total Revenue	$2,761.3	$2,703.7	$5,486.7	$5,351.1
Excluding:
Net Realized Investment Gain (Loss)	5.3	0.8	(15.2)	(14.5)
Operating Revenue	$2,756.0	$2,702.9	$5,501.9	$5,365.6

Income Before Income Tax	$340.2	$319.8	$644.4	$622.8
Excluding:
Net Realized Investment Gain (Loss)	5.3	0.8	(15.2)	(14.5)
Non-operating Retirement-related Loss	(4.0)	(2.9)	(8.1)	(5.9)
Operating Income	$338.9	$321.9	$667.7	$643.2

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2016.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Revenue
Premium Income	$2,081.6	3.2%	$2,017.5	$4,169.1	3.6%	$4,023.8
Net Investment Income	623.3	(1.2)	630.7	1,229.7	(0.2)	1,232.7
Net Realized Investment Gain (Loss)	5.3	N.M.	0.8	(15.2)	4.8	(14.5)
Other Income	51.1	(6.6)	54.7	103.1	(5.5)	109.1
Total Revenue	2,761.3	2.1	2,703.7	5,486.7	2.5	5,351.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,733.5	1.8	1,702.8	3,463.3	3.2	3,356.7
Commissions	255.0	4.3	244.6	514.9	2.7	501.5
Interest and Debt Expense	42.4	11.6	38.0	81.0	6.9	75.8
Deferral of Acquisition Costs	(146.7)	4.3	(140.7)	(299.2)	4.7	(285.7)
Amortization of Deferred Acquisition Costs	126.2	1.7	124.1	258.4	—	258.4
Compensation Expense	202.9	(1.0)	205.0	410.5	(1.8)	418.1
Other Expenses	207.8	(1.1)	210.1	413.4	2.5	403.5
Total Benefits and Expenses	2,421.1	1.6	2,383.9	4,842.3	2.4	4,728.3

Income Before Income Tax	340.2	6.4	319.8	644.4	3.5	622.8
Income Tax	103.4	8.3	95.5	197.0	6.1	185.6

Net Income	$236.8	5.6	$224.3	$447.4	2.3	$437.2

N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.436 and 1.532 for the three months ended June 30, 2016 and 2015, respectively, and 1.433 and 1.525 for the six months ended June 30, 2016 and 2015, respectively. If 2015 results for our U.K. operations had been translated at the lower exchange rates of 2016, our operating revenue and operating income by segment would have been lower by approximately $11.3 million and $2.4 million, respectively, in the second quarter of 2015, and approximately $20.7 million and $4.3 million, respectively, in the first six months of 2015. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the second quarter and first six months of 2016 increased relative to the same periods of 2015, with combined premium growth in our principal operating business segments of approximately 5 percent due to sales growth, premium rate increases, and stable to favorable persistency for most of our product lines. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the second quarter relative to the same period of 2015 due primarily to a decrease in yield on invested assets and lower income from inflation index-linked bonds in our Unum UK segment, partially offset by higher levels of invested assets. Net investment income was generally consistent in the first six months of 2016 relative to the same period of 2015.

Included in net realized investment gains and losses were other-than-temporary impairment losses on fixed maturity securities of $9.4 million and $8.1 million for the second quarters of 2016 and 2015, respectively, and $30.5 million and $12.6 million for the first six months of 2016 and 2015, respectively. The year over year increase was driven by impairments recognized on fixed maturity securities in the energy sector. Also included in net realized investment losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $10.2 million and

$(2.0) million in the second quarters of 2016 and 2015, respectively, and $4.6 million and $(5.9) million in the first six months of 2016 and 2015, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the second quarter and first six months of 2016 relative to the prior year periods. See "Executive Summary" contained in this Item 2 and "Segment Operating Results" as follows for further discussion by segment and product line.

Commissions and the deferral of acquisition costs increased in the second quarter and first six months of 2016 relative to the same periods of 2015 due primarily to sales growth. Growth in the level of the deferred asset resulted in higher amortization in the second quarter and first six months of 2016 compared to the prior year, the impact of which was generally offset for the first six months of 2016 compared to the prior year due to increased amortization in the first quarter of 2015 resulting from a higher level of policy terminations relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines.

Interest and debt expense was higher in the second quarter and first six months of 2016 relative to the same periods of 2015 due to higher levels of outstanding debt.

Other expenses, including compensation expense, decreased in the second quarter of 2016 and was generally consistent in the first six months of 2016 relative to the comparable periods of 2015. The premium income growth rates in 2016 more than offset the growth rates in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same periods of 2015.

Our effective income tax rates for the second quarter and first six months of 2016 were 30.4 percent and 30.6 percent of income before income tax, respectively, compared to 29.9 percent and 29.8 percent for the prior year periods. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Unum US	$187.9	1.4%	$185.3	$425.0	(2.0)%	$433.7

Unum UK	£16.0	19.4%	£13.4	£28.8	18.0%	£24.4

Colonial Life	$108.5	13.3%	$95.8	$198.4	14.5%	$173.3

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income	$1,299.4	5.1%	$1,236.4	$2,600.7	5.4%	$2,466.6
Net Investment Income	207.7	(3.7)	215.7	415.1	(3.6)	430.7
Other Income	27.9	(11.1)	31.4	56.9	(8.7)	62.3
Total	1,535.0	3.5	1,483.5	3,072.7	3.8	2,959.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	898.4	2.1	879.8	1,800.6	4.7	1,719.7
Commissions	145.4	5.0	138.5	294.4	3.5	284.4
Deferral of Acquisition Costs	(78.7)	2.9	(76.5)	(163.6)	4.5	(156.6)
Amortization of Deferred Acquisition Costs	71.2	4.7	68.0	149.7	(1.1)	151.4
Other Expenses	271.5	0.2	270.9	548.5	0.9	543.6
Total	1,307.8	2.1	1,280.7	2,629.6	3.4	2,542.5

Operating Income	$227.2	12.0	$202.8	$443.1	6.2	$417.1

Operating Ratios (% of Premium Income):
Benefit Ratio	69.1%		71.2%	69.2%		69.7%
Other Expense Ratio	20.9%		21.9%	21.1%		22.0%
Operating Income Ratio	17.5%		16.4%	17.0%		16.9%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$432.9	5.7%	$409.4	$863.5	6.0%	$814.7
Group Short-term Disability	156.2	3.0	151.6	313.7	4.8	299.3
Total Premium Income	589.1	5.0	561.0	1,177.2	5.7	1,114.0
Net Investment Income	119.8	(4.3)	125.2	240.6	(3.8)	250.2
Other Income	22.5	(9.3)	24.8	45.4	(6.2)	48.4
Total	731.4	2.9	711.0	1,463.2	3.6	1,412.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	471.2	0.7	467.8	945.5	3.8	910.8
Commissions	44.9	6.9	42.0	90.1	4.2	86.5
Deferral of Acquisition Costs	(11.3)	0.9	(11.2)	(23.7)	10.2	(21.5)
Amortization of Deferred Acquisition Costs	8.9	4.7	8.5	18.0	7.1	16.8
Other Expenses	143.3	0.4	142.7	288.5	1.4	284.5
Total	657.0	1.1	649.8	1,318.4	3.2	1,277.1

Operating Income	$74.4	21.6	$61.2	$144.8	6.9	$135.5

Operating Ratios (% of Premium Income):
Benefit Ratio	80.0%		83.4%	80.3%		81.8%
Other Expense Ratio	24.3%		25.4%	24.5%		25.5%
Operating Income Ratio	12.6%		10.9%	12.3%		12.2%

Persistency:
Group Long-term Disability				90.3%		91.4%
Group Short-term Disability				87.0%		86.4%

Premium income increased in the second quarter and first six months of 2016 compared to the same periods of 2015, driven primarily by an increase in the in-force block due to prior year sales growth, partially offset by lower persistency in our group long-term disability product line resulting from our pricing actions. Net investment income was lower in the second quarter and first six months of 2016 relative to the same periods of 2015 due primarily to a decline in yield on invested assets and lower miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line and shorter claim duration periods in our group short-term disability product line.

Commissions were higher in the second quarter and first six months relative to the same periods of 2015 due to prior year sales growth. The deferral of acquisition costs in the second quarter of 2016 was generally consistent with the comparable period of 2015 and higher during the first six months of 2016 relative to the same period of 2015 due to the timing of certain sales-related expenses which occurred in the first quarter of 2016. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2016 relative to the same periods of 2015 due to growth in the level of the deferred asset. The premium income growth rate in the second quarter and first six months of 2016 more than offset the growth rate in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same periods of 2015.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Life	$348.7	3.8%	$336.0	$700.2	4.4%	$671.0
Accidental Death & Dismemberment	34.9	4.8	33.3	69.5	5.5	65.9
Total Premium Income	383.6	3.9	369.3	769.7	4.5	736.9
Net Investment Income	28.9	(14.5)	33.8	57.4	(14.7)	67.3
Other Income	1.2	71.4	0.7	2.2	120.0	1.0
Total	413.7	2.5	403.8	829.3	3.0	805.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	274.4	1.7	269.9	550.3	3.7	530.7
Commissions	31.0	2.6	30.2	63.3	4.6	60.5
Deferral of Acquisition Costs	(8.7)	(1.1)	(8.8)	(18.5)	10.1	(16.8)
Amortization of Deferred Acquisition Costs	7.2	9.1	6.6	14.7	12.2	13.1
Other Expenses	52.9	(0.9)	53.4	107.2	(0.1)	107.3
Total	356.8	1.6	351.3	717.0	3.2	694.8

Operating Income	$56.9	8.4	$52.5	$112.3	1.7	$110.4

Operating Ratios (% of Premium Income):
Benefit Ratio	71.5%		73.1%	71.5%		72.0%
Other Expense Ratio	13.8%		14.5%	13.9%		14.6%
Operating Income Ratio	14.8%		14.2%	14.6%		15.0%

Persistency:
Group Life				90.0%		88.0%
Accidental Death & Dismemberment				89.4%		88.7%

Premium income increased in the second quarter and first six months of 2016 compared to the same periods of 2015 due to favorable persistency and sales growth. Net investment income was lower in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to a decrease in the level of invested assets.

Benefits experience was favorable in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to favorable experience under group life waiver of premium benefits.

Commissions were higher in the second quarter and first six months of 2016 compared to the same periods of 2015 due to sales growth. The deferral of acquisition costs in the second quarter of 2016 was generally consistent with the comparable period of 2015, with increases driven by sales growth offset by the timing of certain sales-related expenses. The deferral of acquisition costs was higher during the first six months of 2016 due to sales growth. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2016 compared to the same periods of 2015 due to growth in the level of the deferred asset. The other expense ratio declined in the second quarter and first six months of 2016 compared to the same periods of 2015 due to growth in premium income and a continued focus on expense management.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$124.9	5.5%	$118.4	$248.8	5.3%	$236.3
Voluntary Benefits	201.8	7.5	187.7	405.0	6.7	379.4
Total Premium Income	326.7	6.7	306.1	653.8	6.2	615.7
Net Investment Income	59.0	4.1	56.7	117.1	3.4	113.2
Other Income	4.2	(28.8)	5.9	9.3	(27.9)	12.9
Total	389.9	5.7	368.7	780.2	5.2	741.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	152.8	7.5	142.1	304.8	9.6	278.2
Commissions	69.5	4.8	66.3	141.0	2.6	137.4
Deferral of Acquisition Costs	(58.7)	3.9	(56.5)	(121.4)	2.6	(118.3)
Amortization of Deferred Acquisition Costs	55.1	4.2	52.9	117.0	(3.7)	121.5
Other Expenses	75.3	0.7	74.8	152.8	0.7	151.8
Total	294.0	5.2	279.6	594.2	4.1	570.6
					1.0
Operating Income	$95.9	7.6	$89.1	$186.0	8.6	$171.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	53.8%		51.7%	52.4%		50.3%
Voluntary Benefits	42.4%		43.1%	43.1%		42.0%
Other Expense Ratio	23.0%		24.4%	23.4%		24.7%
Operating Income Ratio	29.4%		29.1%	28.4%		27.8%

Persistency:
Individual Disability				91.3%		90.4%
Voluntary Benefits				76.7%		75.2%

Premium income was higher in the second quarter and first six months of 2016 compared to the same periods of 2015, driven by favorable persistency and sales growth. Net investment income was higher in the second quarter and first six months of 2016 relative to the comparable periods of 2015 due to growth in the level of invested assets, partially offset by a decline in yield on invested assets. Other income decreased in the second quarter and first six months of 2016 relative to the same periods of 2015 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the second quarter and first six months of 2016 was less favorable than the comparable prior year periods due primarily to a higher average claim size. Benefits experience for voluntary benefits in the second quarter of 2016 was favorable relative to the same period of 2015 due primarily to lower claim incidence in our disability product line. Benefits experience for voluntary benefits in the first six months of 2016 was less favorable than the same period of 2015 due primarily to a prior year release of active life reserves resulting from a higher level of policy terminations during 2015.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2016 relative to the same periods of 2015 due to sales growth. Growth in the level of the deferred asset as well as the prospective unlocking for expected future experience relative to assumptions for our interest sensitive products resulted in higher amortization in the second quarter and first six months of 2016 compared to the prior year, the impact of which was more than offset for the first six months of 2016 due to a higher level of policy terminations in the first quarter of 2015 relative to assumptions for certain issue years within certain product lines. The premium income growth rates in the second quarter and first six months of 2016 more than offset the growth rates in other expenses as we continue our focus on expense management, resulting in a decline in the other expense ratio compared to the same periods of 2015.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$48.3	(6.9)%	$51.9	$85.8	(3.8)%	$89.2
Group Short-term Disability	24.9	(23.1)	32.4	41.1	(27.1)	56.4
Group Life and AD&D	55.3	13.6	48.7	96.1	4.9	91.6
Subtotal	128.5	(3.4)	133.0	223.0	(6.0)	237.2
Supplemental and Voluntary
Individual Disability	14.6	12.3	13.0	31.3	23.7	25.3
Voluntary Benefits	44.8	14.0	39.3	170.7	(0.3)	171.2
Subtotal	59.4	13.6	52.3	202.0	2.8	196.5
Total Sales	$187.9	1.4	$185.3	$425.0	(2.0)	$433.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$85.4	(9.9)%	$94.8	$143.6	(14.2)%	$167.3
Large Case Market	43.1	12.8	38.2	79.4	13.6	69.9
Subtotal	128.5	(3.4)	133.0	223.0	(6.0)	237.2
Supplemental and Voluntary	59.4	13.6	52.3	202.0	2.8	196.5
Total Sales	$187.9	1.4	$185.3	$425.0	(2.0)	$433.7

Sales of our group products decreased in the second quarter and first six months of 2016 compared to the same periods of 2015, primarily driven by a decrease in sales to new customers in the core market segment, partially offset by an increase in sales to existing customers in the large case market. The core market segment consists of employee groups with fewer than 2,000 lives. The sales mix in the group market sector for the first six months of 2016 was approximately 64 percent core market and 36 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the second quarter and first six months of 2016 compared to the same periods of 2015 due to increased sales to both new and existing customers. Sales of voluntary benefits increased in the second quarter of 2016 compared to the same period of 2015, driven by favorable sales growth to new and existing customers in the core market segment and to existing customers in the large case market. Sales of voluntary benefits decreased slightly in the first six months of 2016 due primarily to a single large case market sale in the first quarter of 2015, partially offset by growth to new and existing customers in the core market segment.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$95.5	(3.9)%	$99.4	$188.6	(3.7)%	$195.9
Group Life	27.3	(10.2)	30.4	56.0	(8.0)	60.9
Supplemental	18.0	45.2	12.4	35.5	45.5	24.4
Total Premium Income	140.8	(1.0)	142.2	280.1	(0.4)	281.2
Net Investment Income	34.0	(11.9)	38.6	60.8	(2.1)	62.1
Other Income	0.2	100.0	—	0.2	100.0	—
Total	175.0	(3.2)	180.8	341.1	(0.6)	343.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	98.8	(1.8)	100.6	193.5	1.0	191.5
Commissions	9.7	(5.8)	10.3	18.7	(16.1)	22.3
Deferral of Acquisition Costs	(2.0)	(23.1)	(2.6)	(4.0)	(13.0)	(4.6)
Amortization of Deferred Acquisition Costs	2.4	(14.3)	2.8	5.1	(8.9)	5.6
Other Expenses	29.2	(7.0)	31.4	57.3	(0.5)	57.6
Total	138.1	(3.1)	142.5	270.6	(0.7)	272.4

Operating Income	$36.9	(3.7)	$38.3	$70.5	(0.6)	$70.9

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens, as occurred in the second quarter and first six months of 2016 compared to the same periods of 2015, translating pounds into dollars decreases current period results relative to the prior period. The discussion of financial and sales results as follows is based on local currency.

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	£66.6	2.8%	£64.8	£131.6	2.4%	£128.5
Group Life	18.9	(4.1)	19.7	39.0	(2.3)	39.9
Supplemental	12.6	51.8	8.3	24.8	54.0	16.1
Total Premium Income	98.1	5.7	92.8	195.4	5.9	184.5
Net Investment Income	23.7	(6.0)	25.2	42.4	4.4	40.6
Other Income	0.1	(200.0)	(0.1)	0.1	100.0	—
Total	121.9	3.4	117.9	237.9	5.7	225.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	68.8	4.9	65.6	134.9	7.5	125.5
Commissions	6.8	—	6.8	13.0	(11.6)	14.7
Deferral of Acquisition Costs	(1.4)	(17.6)	(1.7)	(2.8)	(6.7)	(3.0)
Amortization of Deferred Acquisition Costs	1.7	(10.5)	1.9	3.6	(2.7)	3.7
Other Expenses	20.3	—	20.3	40.0	6.1	37.7
Total	96.2	3.6	92.9	188.7	5.7	178.6

Operating Income	£25.7	2.8	£25.0	£49.2	5.8	£46.5

Weighted Average Pound/Dollar Exchange Rate	1.436		1.532	1.433		1.525

Operating Ratios (% of Premium Income):
Benefit Ratio	70.1%		70.7%	69.0%		68.0%
Other Expense Ratio	20.7%		21.9%	20.5%		20.4%
Operating Income Ratio	26.2%		26.9%	25.2%		25.2%

Persistency:
Group Long-term Disability				87.8%		87.5%
Group Life				78.8%		79.9%
Supplemental				89.4%		87.9%

Premium income was higher in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to growth in the supplemental product line associated with the addition of the dental product offering in the third quarter of 2015. Also contributing to the increase in premium income is sales growth and favorable persistency in our group long-term disability product line.

Growth in the level of invested assets favorably impacted net investment income for both the second quarter and first six months of 2016 compared to the same prior year periods. Investment income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits declined in the second quarter of 2016 relative to the prior year period but increased for the first six months as compared to the first six months of 2015. The fluctuation in net investment income attributable to these index-linked bonds was partially offset by changes in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was favorable in the second quarter of 2016 but less favorable in the first six months of 2016 relative to the same prior year periods. Benefits experience was favorable in our group long-term disability product line in both the second quarter and first six months of 2016 compared to the same prior year periods due primarily to a higher level of net claim settlements. Benefits experience in our group life line of business was less favorable in the second quarter and first six months of 2016 compared to the same prior year periods due to a higher average claim size and an increase in the claim incidence rate. Benefits experience was less favorable for the second quarter and first six months of 2016 in our supplemental line of business due to adverse claims experience in our critical illness and individual disability product lines, as well as the addition of the dental product line, which typically has a higher benefit ratio than other product lines reported in our supplemental line of business.

Commissions in the second quarter of 2016 were level compared to the prior year second quarter but were lower in the first six months of 2016 relative to the same prior year period due to lower commission rates on certain products as well as an unusually high level of incentive payments during the first quarter of 2015 which has now returned to more normal levels. Deferral of acquisition costs was lower in the second quarter and first six months of 2016 compared to the same prior year periods due to lower deferrable commissions and the high level of deferrable incentive payments during the first quarter of 2015. The amortization of deferred acquisition costs during the second quarter and first six months of 2016 was lower than the same prior year periods due to a decrease in the level of the deferred asset. Our continued focus on expense management resulted in a lower other expense ratio relative to the prior year second quarter. The other expense ratio for the first six months of 2016 was generally consistent with the prior year.
Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Group Long-term Disability	$14.6	1.4%	$14.4	$24.8	(0.8)%	$25.0
Group Life	5.4	14.9	4.7	10.1	(1.0)	10.2
Supplemental	3.0	114.3	1.4	6.5	N.M.	2.0
Total Sales	$23.0	12.2	$20.5	$41.4	11.3	$37.2

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$11.3	11.9%	$10.1	$19.7	15.9%	$17.0
Large Case Market	8.7	(3.3)	9.0	15.2	(16.5)	18.2
Subtotal	20.0	4.7	19.1	34.9	(0.9)	35.2
Supplemental	3.0	114.3	1.4	6.5	N.M.	2.0
Total Sales	$23.0	12.2	$20.5	$41.4	11.3	$37.2

Sales by Product
Group Long-term Disability	£10.2	8.5%	£9.4	£17.3	5.5%	£16.4
Group Life	3.8	22.6	3.1	7.0	4.5	6.7
Supplemental	2.0	122.2	0.9	4.5	N.M.	1.3
Total Sales	£16.0	19.4	£13.4	£28.8	18.0	£24.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£7.8	18.2%	£6.6	£13.7	23.4%	£11.1
Large Case Market	6.2	5.1	5.9	10.6	(11.7)	12.0
Subtotal	14.0	12.0	12.5	24.3	5.2	23.1
Supplemental	2.0	122.2	0.9	4.5	N.M.	1.3
Total Sales	£16.0	19.4	£13.4	£28.8	18.0	£24.4

N.M. = not a meaningful percentage
Group long-term disability and group life sales increased in the second quarter and first six months of 2016 compared to the same periods of 2015, driven by growth in sales to both new and existing customers in the core market, which we define as employee groups with fewer than 500 lives. Sales in the large case market increased slightly relative to the second quarter of 2015 but declined relative to the first six months of 2015 due to a decrease in sales to new and existing customers.

The increase in supplemental sales during the second quarter and first six months of 2016 compared to the same periods of 2015 was due to higher sales in our group critical illness product line as well as the addition of sales related to our new dental product offering.

Segment Outlook

Our primary focus during 2016 remains building on the key capabilities that we believe will enable us to deliver future growth. We expect to further improve our profitability through an increased focus on new to market sales, premium rate increases, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We believe the current low levels of inflation in the U.K. may continue to adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. We may see some near-term dampening of growth in Unum UK due to the current disruption and uncertainty in the U.K. economy as a result of the Brexit referendum. While we may experience volatility in the fair values for our investments in U.K. and European Union-based issuers in the short term, we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We remain committed to driving growth in the U.K. market. We will continue to follow a disciplined approach to new sales activity in the competitive pricing environment. We do, however, see genuine opportunities to grow the market in the U.K. through establishing new relationships with employers, deepening the level of coverage with our existing corporate clients, and through new offerings such as our dental product. We have seen some positive results in terms of new to market sales and increased coverage in existing cases. In addition, we continue to focus on new market opportunities by raising awareness of the need for income protection. Expanding group long-term disability market penetration remains a significant opportunity and priority. We anticipate returning to more normal levels of premium growth when economic conditions improve and there are higher levels of employment, increases in corporate payrolls, and expansion of benefit spending.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$205.9	3.9%	$198.1	$411.5	4.3%	$394.6
Life	67.7	7.0	63.3	135.4	7.8	125.6
Cancer and Critical Illness	77.8	4.4	74.5	155.7	5.3	147.9
Total Premium Income	351.4	4.6	335.9	702.6	5.2	668.1
Net Investment Income	35.6	(3.5)	36.9	69.6	(5.8)	73.9
Other Income	0.3	100.0	—	0.6	100.0	—
Total	387.3	3.9	372.8	772.8	4.2	742.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	179.7	6.1	169.3	358.6	5.6	339.7
Commissions	76.8	7.1	71.7	154.6	6.5	145.1
Deferral of Acquisition Costs	(66.0)	7.1	(61.6)	(131.6)	5.7	(124.5)
Amortization of Deferred Acquisition Costs	52.6	(1.3)	53.3	103.6	2.2	101.4
Other Expenses	66.3	6.1	62.5	132.3	5.8	125.1
Total	309.4	4.8	295.2	617.5	5.2	586.8

Operating Income	$77.9	0.4	$77.6	$155.3	0.1	$155.2

Operating Ratios (% of Premium Income):
Benefit Ratio	51.1%		50.4%	51.0%		50.8%
Other Expense Ratio	18.9%		18.6%	18.8%		18.7%
Operating Income Ratio	22.2%		23.1%	22.1%		23.2%

Persistency:
Accident, Sickness, and Disability				74.7%		75.4%
Life				84.5%		85.4%
Cancer and Critical Illness				81.8%		82.7%

Premium income increased in the second quarter and first six months of 2016 relative to the same periods of 2015 as a result of sales growth in all lines of business, partially offset by a decline in persistency. Net investment income was lower in the second quarter and first six months of 2016 relative to the same periods of 2015 due to lower miscellaneous investment income and a decrease in yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience was less favorable in the second quarter and first six months of 2016 as compared to the same periods of 2015, driven primarily by less favorable mortality experience in the life line of business, partially offset by favorable claims experience in the accident, sickness, and disability and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to higher sales. The amortization of deferred acquisition costs resulting from growth in the level of the deferred asset increased during the second quarter and first six months of 2016 relative to the comparable prior year periods. Fully offsetting this increase in the second quarter of 2016 and partially offsetting it for the first six months was a lower level of amortization in 2016 from the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive life products. The other expense ratio in the second quarter and first six months of 2016 was higher as compared to the same periods of 2015, primarily due to higher acquisition-related expenses as a result of the increased sales and increased expenses related to the continued investment in our business.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Accident, Sickness, and Disability	$70.1	16.1%	$60.4	$128.4	17.0%	$109.7
Life	21.7	16.7	18.6	38.7	12.2	34.5
Cancer and Critical Illness	16.7	(0.6)	16.8	31.3	7.6	29.1
Total Sales	$108.5	13.3	$95.8	$198.4	14.5	$173.3

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$71.3	7.1%	$66.6	$133.3	9.0%	$122.3
Large Case Market	12.1	22.2	9.9	22.3	29.7	17.2
Subtotal	83.4	9.0	76.5	155.6	11.5	139.5
Public Sector	25.1	30.1	19.3	42.8	26.6	33.8
Total Sales	$108.5	13.3	$95.8	$198.4	14.5	$173.3

Sales were higher in the second quarter and first six months of 2016 as compared to the same periods of 2015 due to growth in new and existing customer account sales. Commercial market sales increased in the second quarter and first six months of 2016 as compared to the same periods of 2015 due to higher new and existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 lives, and in the large case market. The growth in our public sector market sales for the second quarter and first six months of 2016 was attributable to increases in both new and existing customer account sales. The number of new accounts increased 22.8 percent and 22.9 percent, respectively, in the second quarter and first six months of 2016 relative to the same periods of 2015, and the average new case size decreased 7.9 percent and 4.0 percent, respectively.
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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$130.5	(9.6)%	$144.3	$264.1	(9.2)%	$290.8
Long-term Care	158.9	0.4	158.2	320.6	1.3	316.4
All Other	0.6	20.0	0.5	1.0	42.9	0.7
Total Premium Income	290.0	(4.3)	303.0	585.7	(3.7)	607.9
Net Investment Income	341.1	2.8	331.7	674.5	3.4	652.1
Other Income	21.4	(6.1)	22.8	43.8	(4.8)	46.0
Total	652.5	(0.8)	657.5	1,304.0	(0.2)	1,306.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	556.6	0.6	553.1	1,110.6	0.4	1,105.8
Commissions	23.1	(4.1)	24.1	47.2	(5.0)	49.7
Interest and Debt Expense	1.7	—	1.7	3.4	—	3.4
Other Expenses	38.5	(8.3)	42.0	76.5	(8.7)	83.8
Total	619.9	(0.2)	620.9	1,237.7	(0.4)	1,242.7

Operating Income	$32.6	(10.9)	$36.6	$66.3	4.7	$63.3

Interest Adjusted Loss Ratios:
Individual Disability	84.3%		83.6%	84.1%		81.8%
Long-term Care	92.6%		83.4%	90.7%		85.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.3%		13.9%	13.1%		13.8%
Operating Income Ratio	11.2%		12.1%	11.3%		10.4%

Persistency:
Individual Disability				90.9%		91.1%
Long-term Care				94.8%		95.4%

Premium income for individual disability decreased in the second quarter and first six months of 2016 compared to the same periods of 2015 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due primarily to rate increases, partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the second quarter and first six months of 2016 relative to the same periods of 2015 due to higher miscellaneous investment income and an increase in the level of invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income thereon, was lower in the second quarter and first six months of 2016 relative to the same periods of 2015 due to lower investment income on those investment portfolios driven by a decrease in the level of invested assets as well as a decrease in certain reimbursements from the ceding insurer.

Individual disability benefits experience for the second quarter and first six months of 2016 was unfavorable compared to the same periods of 2015 due primarily to a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond tenders and calls experienced during 2016. Long-term care benefits experience was unfavorable in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to a higher average size of new claims.

The other expense ratio in the second quarter and first six months of 2016 was lower than the same periods of 2015 due to lower litigation expenses and our continued focus on operating effectiveness and expense management.

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

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. We also believe the implementation of our long-term care rate increases contributed to higher claims and may continue to do so in the near term. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Net Investment Income	$4.9	(37.2)%	$7.8	$9.7	(30.2)%	$13.9
Other Income	1.3	160.0	0.5	1.6	100.0	0.8
Total	6.2	(25.3)	8.3	11.3	(23.1)	14.7

Interest and Other Expenses	41.9	0.5	41.7	78.8	1.0	78.0

Operating Loss	$(35.7)	(6.9)	$(33.4)	$(67.5)	(6.6)	$(63.3)

The operating loss was higher in the second quarter and first six months of 2016 compared to the same periods of 2015 due primarily to a decline in net investment income, which was driven by a decrease in yield on invested assets and lower miscellaneous investment income.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2016

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,508.9	$224.1	$338.8	$22.5	$2,170.1	$246.6
Capital Goods	4,234.3	579.8	155.2	6.5	4,079.1	586.3
Communications	3,096.5	465.4	207.4	18.0	2,889.1	483.4
Consumer Cyclical	1,604.5	198.9	32.4	0.6	1,572.1	199.5
Consumer Non-Cyclical	6,549.2	941.4	185.0	13.9	6,364.2	955.3
Energy	5,150.7	432.6	929.1	89.5	4,221.6	522.1
Financial Institutions	3,525.5	385.4	97.4	0.4	3,428.1	385.8
Mortgage/Asset-Backed	2,475.2	214.1	21.7	0.3	2,453.5	214.4
Sovereigns	1,011.1	205.9	—	—	1,011.1	205.9
Technology	1,602.6	107.2	175.1	10.7	1,427.5	117.9
Transportation	1,867.4	311.9	31.6	1.0	1,835.8	312.9
U.S. Government Agencies and Municipalities	3,829.6	757.8	7.3	0.1	3,822.3	757.9
Public Utilities	8,406.5	1,475.0	80.5	2.1	8,326.0	1,477.1
Total	$45,862.0	$6,299.5	$2,261.5	$165.6	$43,600.5	$6,465.1

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2016 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2016. The decrease in the unrealized loss on fixed maturity securities during the second quarter of 2016 was due primarily to a decrease in U.S. Treasury rates and credit spreads.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.8	$15.7	$73.2	$34.0	$103.9
> 90 <= 180 days	4.8	34.0	56.0	108.4	15.6
> 180 <= 270 days	0.4	26.3	157.9	17.2	8.7
> 270 days <= 1 year	2.7	68.9	24.9	15.5	0.1
> 1 year <= 2 years	25.5	24.2	17.3	0.1	0.6
> 2 years <= 3 years	—	3.3	9.7	10.2	11.9
> 3 years	2.2	2.5	2.9	0.1	0.1
Sub-total	36.4	174.9	341.9	185.5	140.9

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	3.8	9.0	—
> 180 <= 270 days	—	—	11.1	—	—
> 1 year <= 2 years	—	—	3.6	—	—
Sub-total	—	—	18.5	9.0	—

Total	$36.4	$174.9	$360.4	$194.5	$140.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.4	$3.7	$10.2	$36.4	$21.7
> 90 <= 180 days	3.5	4.5	50.8	58.7	1.2
> 180 <= 270 days	1.9	41.5	51.1	3.7	15.9
> 270 days <= 1 year	14.5	43.0	1.3	14.1	11.5
> 1 year <= 2 years	71.3	38.7	34.5	21.8	1.6
> 2 years <= 3 years	—	11.3	15.0	16.4	9.4
> 3 years	19.9	10.5	5.3	8.6	5.9
Sub-total	113.5	153.2	168.2	159.7	67.2

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	—
> 90 <= 180 days	—	—	9.6	6.3	—
> 180 <= 270 days	—	22.8	21.6	—	—
>270 days <= 1 year	8.9	33.9	4.1	20.8	—
> 1 year <= 2 years	—	26.0	21.8	1.9	—
> 2 years <= 3 years	—	13.5	7.6	8.9	—
> 3 years	6.8	0.2	5.0	0.2	—
Sub-total	15.7	96.4	69.7	38.1	—

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	—	—	20.4	—	—
>270 days <= 1 year	—	—	—	—	7.8
> 1 year <= 2 years	—	—	10.3	—	—
> 2 years <= 3 years	—	—	13.3	—	—
Sub-total	—	—	44.0	—	7.8

Total	$129.2	$249.6	$281.9	$197.8	$75.0

At June 30, 2016, we held one below-investment-grade fixed maturity security in the communications sector with a gross unrealized loss greater than $10.0 million. We held no securities at June 30, 2016 with a gross unrealized loss of $20.0 million or greater.

During the first quarter of 2016, we recognized an other-than-temporary impairment loss of $11.6 million on fixed maturity securities issued by a large U.S.-based energy company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment. Additionally, the lower oil prices resulted in the company's banks significantly reducing the availability on the company’s revolving line of credit. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. In addition to this impairment loss, during the first and second quarters of 2016, we recognized smaller other-than-temporary impairment losses on fixed maturity securities issued by energy companies totaling $9.5 million and $9.1 million, respectively.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the second quarter or first six months of 2016 and 2015. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the second quarter of 2016 or during the second quarter or first six months of 2015.

At June 30, 2016, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At June 30, 2016, we held $136.7 million fair value ($126.1 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At June 30, 2016, our mortgage/asset-backed securities had an average life of 4.06 years, effective duration of 5.17 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2016, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,571.8 million and $3,552.8 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Foreign Exposure

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

In June 2016, the U.K. voted to leave the European Union under the Brexit referendum, and the nature and extent of the effects on interest rates, economic performance, and financial markets is still uncertain. While we may experience volatility in the fair values for our investments in U.K. and European Union-based issuers in the short term, we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments.

Our monitoring is also heightened for investments in certain other countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At June 30, 2016, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The sharp drop in the price of oil has put pressure on the earnings and cash flows of some of these businesses.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  At June 30, 2016, approximately one-third of our exposure to the energy sector was represented by the independent and oilfield subsectors where demand for products is highly correlated with oil and gas prices. The remaining two-thirds of our exposure to the energy sector was represented by the midstream, integrated, refining, and other energy subsectors, which tend to be more correlated to product volume sales as opposed to the commodity price.  The majority of our energy sector holdings are investment-grade fixed maturity securities. At June 30, 2016, the fair value of investment-grade fixed maturity securities in the energy sector was $4,488.0 million, with a gross unrealized gain of $516.9 million and a gross unrealized loss of $19.7 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $662.7 million, with a gross unrealized gain of $5.2 million and a gross unrealized loss of $69.8 million.

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

Fixed Maturity Securities - Energy Sector
At June 30, 2016

(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain(Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,231.9	$136.2	$490.9	$22.9	$1,741.0	$159.1
Oil and Gas-Independent	1,508.4	109.2	285.9	44.3	1,222.5	153.5
Oil Field	174.0	(8.1)	122.4	19.9	51.6	11.8
Oil-Integrated	890.3	167.2	—	—	890.3	167.2
Oil-Refining	293.5	25.4	20.0	2.4	273.5	27.8
Other Energy	52.6	2.7	9.9	—	42.7	2.7
Total	$5,150.7	$432.6	$929.1	$89.5	$4,221.6	$522.1

Mortgage Loans

Our mortgage loan portfolio was $1,941.3 million and $1,883.6 million on an amortized cost basis at June 30, 2016 and December 31, 2015, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry.

We held one impaired mortgage loan at June 30, 2016. The loan was carried at its estimated net realizable value of $5.4 million, with no related valuation allowance. We held no impaired mortgage loans at December 31, 2015.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $7.6 million at June 30, 2016. We held $26.9 million of cash collateral from our counterparties at June 30, 2016. The carrying value of fixed maturity securities posted as collateral to our counterparties was $37.4 million at June 30, 2016. We had no cash collateral posted to our counterparties at June 30, 2016. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.6 million and $36.8 million on a fair value basis at June 30, 2016 and December 31, 2015, respectively.

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

The liquidity requirements of the holding company Unum Group are met by fixed maturity securities, short-term investments and cash, and dividends from our subsidiaries, primarily our insurance subsidiaries, as well as the issuance of common stock, debt, or other capital securities and borrowings from our credit facilities, as needed. As of June 30, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of approximately $600 million, excluding amounts committed for the third quarter debt maturity, subsidiary contributions, and the anticipated Starmount acquisition. The June 30, 2016 balance was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 4.7 years, and various money-market funds. Our sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.

Approximately $59 million of the amount held at June 30, 2016 was held in certain of our U.K.subsidiaries.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2016 and authorizes the repurchase of up to $750 million of common stock through November 2017, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2016. During the first six months of 2016, we repurchased 6.5 million shares at a cost of approximately $200 million. The dollar value of shares remaining under the current repurchase program was approximately $699 million at June 30, 2016. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented. As a result, there is no material change to capital requirements or to solvency ratios for the Unum EEA Group. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the Brexit referendum, but economic conditions may in the near term cause volatility in our solvency ratios.

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

Funding for Employee Benefit Plans

During the first six months of 2016 we made contributions of $37.1 million and £1.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $33 million and £2 million during the remainder of 2016. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2016. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At June 30, 2016, we had short-term debt of $350.7 million, consisting of our 7.125% notes due in the third quarter of 2016 and the related deferred debt cost and fair value hedge liability. Our long-term debt balance at June 30, 2016 was $3,042.6 million and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities. Our short-term and long-term debt carrying values are reduced by deferred debt issuance costs, net of accumulated amortization, of $0.2 million and $30.2 million at June 30, 2016, respectively, as a result of our adoption, as of January 1, 2016, of an accounting update issued by the Financial Accounting Standards Board that changes the presentation of such costs on the balance sheet. See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $24.0 million in the first six months of 2016.

In May 2016, we issued a total of $600.0 million aggregate principal amount of senior notes in two tranches: (i) $350.0 million aggregate principal amount of senior notes due in 2021 with an annual coupon rate of 3.00%, and (ii) $250.0 million aggregate principal amount of senior notes due in 2042 with an annual coupon rate of 5.75%, pursuant to a reopening of the $250.0 million aggregate principal amount outstanding of our 5.75% senior notes due 2042 issued in 2012. Both issuances are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. The net proceeds of the offering are expected to be used for general corporate purposes, including the repayment at maturity of our outstanding 7.125% senior notes due September 2016.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At June 30, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Commitments

At June 30, 2016, we had unfunded unconditional commitments of $4.8 million to fund tax credit partnership investments, $0.5 million to fund certain private equity partnerships, and $22.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $88.3 million to fund certain investments in private placement fixed maturity securities, $243.3 million to fund certain private equity partnerships, and $77.9 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. During the first six months of 2016, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $73.8 million of securities lending agreements outstanding at June 30, 2016 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2016 was $56.9 million, and the maximum amount outstanding at any month end was $73.8 million. In addition, at June 30, 2016, we had $161.7 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2016 was $160.6 million, and the maximum amount outstanding at any month end was $190.0 million.

We had no repurchase agreements outstanding at June 30, 2016, nor did we utilize any repurchase agreements during the first six months of 2016. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of June 30, 2016, we owned $31.6 million of FHLB common stock and had obtained $349.5 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2016	2015
Net Cash Provided by Operating Activities	$561.4	$726.4
Net Cash Used by Investing Activities	(852.5)	(352.7)
Net Cash Provided (Used) by Financing Activities	272.0	(353.6)
Net Increase (Decrease) in Cash and Bank Deposits	$(19.1)	$20.1
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
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. Included in the purchase of fixed maturity securities during the first six months of 2015 is the investment of proceeds received from FHLB funding advances. The sale and purchase of short-term investments is influenced by proceeds received as a result of our issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments and/or to fund our capital deployment program.

See Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During the second quarter of 2016, we issued $350.0 million of 3.00% unsecured senior notes due 2021 and $250.0 million of 5.75% unsecured senior notes due 2042 and received total proceeds of $609.1 million.

During the first six months of 2016 and 2015, we made principal payments of $24.0 million and $48.4 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2016 and 2015 was $208.9 million and $211.2 million, respectively, with a portion of the cash used in the first six months of 2016 related to the settlement of amounts due on shares purchased in the fourth quarter of 2015. During the first six months of 2016 and 2015, we paid dividends of $89.4 million and $83.5 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2015. During the first six months of 2016, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1, 2016 - April 30, 2016	—	$—	—	$402,336,097
May 1 - May 31, 2016	1,663,900	34.79	1,663,900	740,825,818
June 1 - June 30, 2016	1,182,000	35.67	1,182,000	698,669,036
Total	2,845,900		2,845,900

(1)	The average price paid per share excludes the cost of commissions.

(2)
In May 2016, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 26, 2017. This new authorization replaced the May 2015 authorization of $750 million that was scheduled to expire on November 21, 2016.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Unum Group, effective May 26, 2016 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on May 26, 2016).

Exhibit 4.1	Form of 3.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 9, 2016).

Exhibit 4.2	Form of 5.75% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on August 23, 2012).
Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on July 28, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 28, 2016	By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date: July 28, 2016	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer