Form 10-Q
period 2016-09-30
Unum Group
filed 2016-10-27
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
(Check one): Large accelerated filer  ☒    Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
232,119,111 shares of the registrant's common stock were outstanding as of October 25, 2016.

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
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,625.1; $39,658.7)	$46,315.5	$43,354.4
Mortgage Loans	1,970.4	1,883.6
Policy Loans	3,432.8	3,395.4
Other Long-term Investments	634.3	583.0
Short-term Investments	755.6	807.3
Total Investments	53,108.6	50,023.7

Other Assets
Cash and Bank Deposits	87.9	112.9
Accounts and Premiums Receivable	1,625.9	1,598.4
Reinsurance Recoverable	4,845.6	4,725.1
Accrued Investment Income	694.4	702.8
Deferred Acquisition Costs	2,048.4	2,008.5
Goodwill	336.8	230.9
Property and Equipment	509.7	523.9
Other Assets	647.8	637.4

Total Assets	$63,905.1	$60,563.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,483.5	$1,484.6
Reserves for Future Policy and Contract Benefits	45,745.1	43,540.6
Unearned Premiums	427.8	384.2
Other Policyholders’ Funds	1,619.6	1,674.6
Income Tax Payable	—	6.0
Deferred Income Tax	358.5	91.8
Short-term Debt	—	352.0
Long-term Debt	3,019.8	2,449.4
Payables for Collateral on Investments	440.1	415.4
Other Liabilities	1,449.5	1,501.1

Total Liabilities	54,543.9	51,899.7

Commitments and Contingent Liabilities - Note 10

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 303,330,937 and 302,702,811 shares	30.3	30.3
Additional Paid-in Capital	2,263.0	2,247.2
Accumulated Other Comprehensive Income	450.7	16.1
Retained Earnings	8,542.4	7,995.2
Treasury Stock - at cost: 71,235,465 and 61,785,466 shares	(1,925.2)	(1,624.9)

Total Stockholders' Equity	9,361.2	8,663.9

Total Liabilities and Stockholders' Equity	$63,905.1	$60,563.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,089.4	$2,020.8	$6,258.5	$6,044.6
Net Investment Income	611.4	612.1	1,841.1	1,844.8
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(9.4)	(30.5)	(22.0)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	11.0	(17.2)	26.3	(19.1)
Net Realized Investment Gain (Loss)	11.0	(26.6)	(4.2)	(41.1)
Other Income	51.5	51.5	154.6	160.6
Total Revenue	2,763.3	2,657.8	8,250.0	8,008.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,742.6	1,690.9	5,205.9	5,047.6
Commissions	256.8	246.3	771.7	747.8
Interest and Debt Expense	45.2	38.1	126.2	113.9
Deferral of Acquisition Costs	(147.8)	(139.4)	(447.0)	(425.1)
Amortization of Deferred Acquisition Costs	118.8	117.0	377.2	375.4
Compensation Expense	210.1	205.9	620.6	624.0
Other Expenses	205.5	200.1	618.9	603.6
Total Benefits and Expenses	2,431.2	2,358.9	7,273.5	7,087.2

Income Before Income Tax	332.1	298.9	976.5	921.7

Income Tax
Current	84.0	95.1	242.7	241.6
Deferred	12.1	—	50.4	39.1
Total Income Tax	96.1	95.1	293.1	280.7

Net Income	$236.0	$203.8	$683.4	$641.0

Net Income Per Common Share
Basic	$1.01	$0.83	$2.89	$2.58
Assuming Dilution	$1.01	$0.83	$2.88	$2.57

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Income	$236.0	$203.8	$683.4	$641.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $113.9; $(89.6); $1,008.1; $(561.7))	277.2	(168.5)	1,999.2	(1,085.4)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(51.7); $113.9; $(707.0); $500.8)	(135.1)	215.0	(1,400.3)	953.7
Change in Net Gain on Cash Flow Hedges (net of tax expense (benefit) of $(4.3); $4.7; $(22.3); $7.5)	(8.4)	13.4	(42.8)	14.1
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $-; $0.1)	(25.8)	(44.1)	(131.6)	(33.2)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.7; $1.4; $5.3; $3.3)	3.0	2.8	10.1	6.4
Total Other Comprehensive Income (Loss)	110.9	18.6	434.6	(144.4)

Comprehensive Income	$346.9	$222.4	$1,118.0	$496.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2016	2015
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.3	$30.2

Additional Paid-in Capital
Balance at Beginning of Year	2,247.2	2,221.2
Common Stock Activity	15.8	18.0
Balance at End of Period	2,263.0	2,239.2

Accumulated Other Comprehensive Income
Balance at Beginning of Year	16.1	166.4
Other Comprehensive Income (Loss)	434.6	(144.4)
Balance at End of Period	450.7	22.0

Retained Earnings
Balance at Beginning of Year	7,995.2	7,302.3
Net Income	683.4	641.0
Dividends to Stockholders (per common share: $0.570; $0.515)	(136.2)	(129.2)
Balance at End of Period	8,542.4	7,814.1

Treasury Stock
Balance at Beginning of Year	(1,624.9)	(1,198.2)
Purchases of Treasury Stock	(300.3)	(326.2)
Balance at End of Period	(1,925.2)	(1,524.4)

Total Stockholders' Equity at End of Period	$9,361.2	$8,581.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2016	2015
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$683.4	$641.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(65.7)	(4.6)
Change in Deferred Acquisition Costs	(69.8)	(49.7)
Change in Insurance Reserves and Liabilities	274.1	233.9
Change in Income Taxes	(0.8)	164.0
Change in Other Accrued Liabilities	(37.6)	5.7
Non-cash Components of Net Investment Income	(135.0)	(139.4)
Net Realized Investment Loss	4.2	41.1
Depreciation	75.9	74.0
Other, Net	26.2	33.4
Net Cash Provided by Operating Activities	754.9	999.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	726.6	605.1
Proceeds from Maturities of Fixed Maturity Securities	1,504.1	1,718.8
Proceeds from Sales and Maturities of Other Investments	257.7	243.4
Purchases of Fixed Maturity Securities	(2,452.3)	(3,269.5)
Purchases of Other Investments	(431.4)	(343.1)
Net Sales of Short-term Investments	38.6	381.5
Net Increase in Payables for Collateral on Investments	24.7	336.6
Acquisition of Business, Net of Cash Acquired	(128.5)	(54.3)
Net Purchases of Property and Equipment	(60.1)	(73.3)
Net Cash Used by Investing Activities	(520.6)	(454.8)

Cash Flows from Financing Activities
Issuance of Long-term Debt	609.1	—
Long-term Debt Repayments	(399.0)	(62.6)
Issuance of Common Stock	3.6	3.0
Repurchase of Common Stock	(309.1)	(326.2)
Dividends Paid to Stockholders	(136.2)	(129.2)
Other, Net	(27.7)	(22.8)
Net Cash Used by Financing Activities	(259.3)	(537.8)

Net Increase (Decrease) in Cash and Bank Deposits	(25.0)	6.8

Cash and Bank Deposits at Beginning of Year	112.9	102.5

Cash and Bank Deposits at End of Period	$87.9	$109.3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2016
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
Unum Group and Subsidiaries
September 30, 2016
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

ASC 230 "Statement of Cash Flows"
This update provides clarifying guidance intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addresses eight specific cash flow issues that relate to various transactions. The guidance is to be applied retrospectively, with early adoption permitted.
January 1, 2018
The adoption of this update will result in reclassifications to certain cash receipts and payments within our consolidated statements of cash flows but will have no effect on our financial position or results of operations.

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
September 30, 2016
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

ASC 326 "Financial Instruments - Credit Losses"
This update amends the guidance on the impairment of financial instruments. The update adds an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modifies the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures will also be required, including information used to develop the allowance for losses. The guidance is to be applied to most instruments in scope using a modified retrospective approach at the beginning of the earliest comparative period presented. For available-for-sale fixed maturity securities, the update is applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed.
		January 1, 2020	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

	September 30, 2016		December 31, 2015

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$46,315.5	$46,315.5	$43,354.4	$43,354.4
Mortgage Loans	1,970.4	2,137.6	1,883.6	2,013.9
Policy Loans	3,432.8	3,556.7	3,395.4	3,498.0
Other Long-term Investments
Derivatives	37.1	37.1	49.8	49.8
Equity Securities	1.2	1.2	1.4	1.4
Miscellaneous Long-term Investments	540.3	540.3	474.4	474.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$602.7	$602.7	$608.8	$608.8
Supplementary Contracts without Life Contingencies	603.7	603.7	641.1	641.1
Short-term Debt	—	—	352.0	366.2
Long-term Debt	3,019.8	3,319.8	2,449.4	2,645.9
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	349.5	349.5	350.0	350.0
Other Liabilities
Derivatives	55.7	55.7	50.2	50.2
Embedded Derivative in Modified Coinsurance Arrangement	73.3	73.3	87.6	87.6
Unfunded Commitments to Investment Partnerships	5.4	5.4	5.0	5.0

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,178.8 million and $3,150.1 million as of September 30, 2016 and December 31, 2015, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of September 30, 2016, we estimate that the underlying assets of the funds will be liquidated over the next one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

to eleven years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $1,610.7 million and $956.4 million as of September 30, 2016 and December 31, 2015, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,709.1 million and $1,689.5 million as of September 30, 2016 and December 31, 2015, respectively, and are assigned a Level 2.

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
September 30, 2016
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
September 30, 2016
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
Comparative bond analysis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

Relevant reports issued by analysts and rating agencies
Audited financial statements

Redeemable Preferred Stocks
Valuation Techniques	Principally the market approach	Principally the market approach

Key Inputs	Non-binding broker quotes	Non-binding broker quotes
Benchmark yields
Comparative bond analysis
Call provisions
Relevant reports issued by analysts and rating agencies
Audited financial statements

Equity Securities
Valuation Techniques	Principally the market approach	Principally the market and income approaches

Key Inputs	Prices obtained from external pricing services	Financial statement analysis
	Non-binding broker quotes	Non-binding broker quotes

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
September 30, 2016
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

At September 30, 2016, approximately 19.8 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 80.2 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 66.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

•
Approximately 10.9 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$285.5	$1,166.7	$—	$1,452.2
States, Municipalities, and Political Subdivisions	—	2,204.6	92.1	2,296.7
Foreign Governments	—	981.7	—	981.7
Public Utilities	632.5	7,385.8	404.3	8,422.6
Mortgage/Asset-Backed Securities	—	2,386.2	—	2,386.2
All Other Corporate Bonds	8,234.9	21,521.3	972.9	30,729.1
Redeemable Preferred Stocks	—	23.5	23.5	47.0
Total Fixed Maturity Securities	9,152.9	35,669.8	1,492.8	46,315.5

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	3.2	—	3.2
Foreign Exchange Contracts	—	33.9	—	33.9
Total Derivatives	—	37.1	—	37.1
Equity Securities	—	—	1.2	1.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$6.1	$—	$6.1
Foreign Exchange Contracts	—	49.2	—	49.2
Credit Default Swaps	—	0.4	—	0.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	73.3	73.3
Total Derivatives	—	55.7	73.3	129.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$418.1	$—	$—
States, Municipalities, and Political Subdivisions	—	79.0	—	—
Public Utilities	316.7	487.5	157.2	231.8
All Other Corporate Bonds	2,618.6	3,461.3	2,128.2	2,933.6
Total Fixed Maturity Securities	$2,935.3	$4,445.9	$2,285.4	$3,165.4

	Nine Months Ended September 30
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$25.0	$—	$219.7	$—
Public Utilities	469.5	29.3	306.1	57.0
All Other Corporate Bonds	4,688.2	957.0	3,665.3	1,156.9
Total Fixed Maturity Securities	$5,182.7	$986.3	$4,191.1	$1,213.9

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
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$61.6	$—	$0.1	$—	$—	$30.4	$—	$92.1
Public Utilities	453.5	—	(3.2)	—	(0.3)	62.1	(107.8)	404.3
All Other Corporate Bonds	1,359.6	0.8	8.0	—	(24.0)	326.2	(697.7)	972.9
Redeemable Preferred Stocks	23.6	—	(0.1)	—		—	—	23.5
Total Fixed Maturity Securities	1,898.3	0.8	4.8	—	(24.3)	418.7	(805.5)	1,492.8

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(83.0)	9.7	—	—	—	—	—	(73.3)

	Three Months Ended September 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$136.7	$—	$(2.4)	$—	$—	$—	$(7.7)	$126.6
Foreign Governments	69.8	—	(1.5)	—	—	—	—	68.3
Public Utilities	357.8	—	1.3	40.0	—	9.0	(88.6)	319.5
All Other Corporate Bonds	1,321.9	—	(13.9)	—	(61.9)	225.1	(456.1)	1,015.1
Redeemable Preferred Stocks	24.8	—	—	—	—	—	—	24.8
Total Fixed Maturity Securities	1,911.0	—	(16.5)	40.0	(61.9)	234.1	(552.4)	1,554.3

Equity Securities	1.4	—	0.1	—	—	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(55.8)	(27.3)	—	—	—	—	—	(83.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$4.2	$—	$(0.3)	$—	$(34.0)	$92.1
Foreign Governments	52.9	—	—	—	—	—	(52.9)	—
Public Utilities	274.1	—	3.9	—	(0.7)	276.9	(149.9)	404.3
All Other Corporate Bonds	1,408.2	1.4	52.7	20.0	(61.8)	381.4	(829.0)	972.9
Redeemable Preferred Stocks	23.8	—	(0.3)	—	—	—	—	23.5
Total Fixed Maturity Securities	1,881.2	1.4	60.5	20.0	(62.8)	658.3	(1,065.8)	1,492.8

Equity Securities	1.4	—	0.1	—	(0.3)	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	14.3	—	—	—	—	—	(73.3)

	Nine Months Ended September 30, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$—	$(4.7)	$—	$(0.8)	$—	$(8.0)	$126.6
Foreign Governments	69.3	—	(1.0)	—	—	—	—	68.3
Public Utilities	315.0	—	(2.9)	40.0	(2.3)	70.7	(101.0)	319.5
All Other Corporate Bonds	1,425.3	2.1	(35.8)	25.0	(142.2)	307.1	(566.4)	1,015.1
Redeemable Preferred Stocks	24.9	—	(0.1)	—	—	—	—	24.8
Total Fixed Maturity Securities	1,974.6	2.1	(44.5)	65.0	(145.3)	377.8	(675.4)	1,554.3

Equity Securities	1.4	—	0.1	—	—	—	—	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(33.2)	—	—	—	—	—	(83.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $9.7 million and $14.3 million for the three and nine months ended September 30, 2016, respectively, and $(27.3) million and $(33.2) million for the three and nine months ended September 30, 2015. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	September 30, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$143.4	Comparability Adjustment Discount for Size Volatility of Credit Market Convention	(b) (c) (e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.25% - 6.72% / 0.97% Priced at Par
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(73.3)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2016 and December 31, 2015, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,194.7	$257.5	$—	$1,452.2
States, Municipalities, and Political Subdivisions	1,832.5	464.4	0.2	2,296.7
Foreign Governments	749.0	232.7	—	981.7
Public Utilities	6,904.0	1,519.9	1.3	8,422.6
Mortgage/Asset-Backed Securities	2,178.8	207.7	0.3	2,386.2
All Other Corporate Bonds	26,722.1	4,088.8	81.8	30,729.1
Redeemable Preferred Stocks	44.0	3.5	0.5	47.0
Total Fixed Maturity Securities	$39,625.1	$6,774.5	$84.1	$46,315.5

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.8	$207.3	$7.9	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	293.4	4.6	2,117.1
Foreign Governments	897.2	154.4	—	1,051.6
Public Utilities	6,979.3	1,057.4	16.3	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	167.6	4.7	2,481.5
All Other Corporate Bonds	26,325.5	2,454.1	608.2	28,171.4
Redeemable Preferred Stocks	44.0	3.8	0.6	47.2
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$642.3	$43,354.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$21.1	$0.2	$1.0	$—
Public Utilities	64.5	1.0	16.9	0.3
Mortgage/Asset-Backed Securities	9.3	0.2	0.9	0.1
All Other Corporate Bonds	311.5	8.0	932.3	73.8
Redeemable Preferred Stocks	12.7	0.3	10.8	0.2
Total Fixed Maturity Securities	$419.1	$9.7	$961.9	$74.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

	September 30, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,313.5	$26.9	$1,333.6	$0.1	$6.7
Over 1 year through 5 years	6,304.0	634.1	6,693.0	13.3	231.8
Over 5 years through 10 years	11,073.3	1,269.9	11,663.0	44.6	635.6
Over 10 years	18,755.5	4,635.9	22,868.9	25.8	496.7
	37,446.3	6,566.8	42,558.5	83.8	1,370.8
Mortgage/Asset-Backed Securities	2,178.8	207.7	2,376.0	0.3	10.2
Total Fixed Maturity Securities	$39,625.1	$6,774.5	$44,934.5	$84.1	$1,381.0

	December 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.2	$20.6	$1,098.8	$0.2	$33.8
Over 1 year through 5 years	6,514.0	554.4	6,649.5	49.8	369.1
Over 5 years through 10 years	10,519.3	746.3	7,124.4	320.5	3,820.7
Over 10 years	19,194.6	2,849.1	18,532.3	267.1	3,244.3
	37,340.1	4,170.4	33,405.0	637.6	7,467.9
Mortgage/Asset-Backed Securities	2,318.6	167.6	1,968.2	4.7	513.3
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$35,373.2	$642.3	$7,981.2

At September 30, 2016, the fair value of investment-grade fixed maturity securities was $42,704.1 million, with a gross unrealized gain of $6,608.9 million and a gross unrealized loss of $15.7 million. The gross unrealized loss on investment-grade fixed maturity securities was 18.7 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 4 - Investments - Continued

At September 30, 2016, the fair value of below-investment-grade fixed maturity securities was $3,611.4 million, with a gross unrealized gain of $165.6 million and a gross unrealized loss of $68.4 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 81.3 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2016, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2016, we held 147 individual investment-grade fixed maturity securities and 55 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 17 investment-grade fixed maturity securities and 43 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year. Of the 147 individual investment-grade securities in an unrealized loss position, 113 are held in the portfolio acquired through our purchase of H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount) in the third quarter of 2016. The fair value of the Starmount portfolio was $39.3 million and had a net unrealized loss of $0.2 million at September 30, 2016. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

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

We held no fixed maturity securities as of September 30, 2016 or December 31, 2015 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At September 30, 2016, we had commitments of $75.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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
September 30, 2016
Note 4 - Investments - Continued

to economic performance nor the responsibility to absorb a majority of the expected losses. The determination of whether we are the primary beneficiary is performed at the time of our initial investment and at the date of each subsequent reporting period.

As of September 30, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $507.9 million, comprised of $174.4 million of tax credit partnerships and $333.5 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Income Tax Credits	$10.4	$10.4	$31.3	$31.4
Amortization, net of tax	(5.8)	(5.9)	(17.4)	(17.5)
Income Tax Benefit	$4.6	$4.5	$13.9	$13.9

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.8 million of unfunded unconditional commitments at September 30, 2016. At September 30, 2016, we also have unfunded unconditional commitments of $0.6 million to fund certain private equity partnerships as well as commitments of $260.4 million, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $153.7 million and $0.9 million, respectively, as of September 30, 2016.  The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At September 30, 2016, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the nine months ended September 30, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	September 30, 2016		December 31, 2015
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$245.7	12.5%	$130.6	6.9%
Industrial	591.5	30.0	574.1	30.5
Office	701.1	35.6	764.7	40.6
Retail	410.6	20.8	392.3	20.8
Other	21.5	1.1	21.9	1.2
Total	$1,970.4	100.0%	$1,883.6	100.0%

Region
New England	$73.6	3.7%	$97.6	5.2%
Mid-Atlantic	113.7	5.8	128.8	6.9
East North Central	215.3	10.9	186.4	9.9
West North Central	173.6	8.8	162.6	8.6
South Atlantic	417.6	21.2	409.3	21.7
East South Central	97.9	5.0	79.1	4.2
West South Central	250.7	12.7	237.6	12.6
Mountain	209.2	10.6	196.5	10.4
Pacific	418.8	21.3	385.7	20.5
Total	$1,970.4	100.0%	$1,883.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30 2016	December 31 2015
	(in millions of dollars)
Internal Rating
Aa	$0.8	$1.1
A	488.3	586.6
Baa	1,445.1	1,285.8
Ba	36.2	10.1
Total	$1,970.4	$1,883.6

Loan-to-Value Ratio
<= 65%	$889.1	$937.2
> 65% <= 75%	962.6	842.5
> 75% <= 85%	73.1	88.4
> 85%	45.6	15.5
Total	$1,970.4	$1,883.6

During the third quarter of 2016 we foreclosed on a mortgage loan with a carrying value of $5.4 million. We did not recognize a loss at foreclosure as the value of the underlying property exceeded the carrying value of the loan. There have been no other troubled debt restructurings during 2016 and there were no troubled debt restructurings during the three and nine months ended September 30, 2015. At September 30, 2016 and December 31, 2015, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of September 30, 2016 and December 31, 2015, we had no allowance for credit losses, and there has been no activity in the allowance for credit losses during 2016. The balance in our allowance for credit losses was $1.5 million at the beginning of 2015. During the second quarter of 2015, we increased the provision by $0.5 million, resulting in a total allowance for credit losses of $2.0 million. The loan was repaid during the three months ended September 30, 2015, with a corresponding release of the $2.0 million allowance for credit losses and an additional de minimis loss recognized at repayment.

Our average investment in impaired mortgage loans was $3.6 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, and $8.4 million and $11.5 million for the three and nine months ended September 30, 2015, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and nine months ended September 30, 2016, respectively, and interest income recognized on mortgage loans subsequent to impairment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, we had commitments of $38.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
September 30, 2016
Note 4 - Investments - Continued

receive cash and/or securities as collateral under these agreements. Cash received as collateral is typically reinvested in short-term investments. If securities are received as collateral, we are not permitted to sell or re-post them.

As of September 30, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $210.0 million, for which we received collateral in the form of cash and securities of $56.6 million and $161.3 million, respectively. As of December 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.6 million, for which we received collateral in the form of cash and securities of $29.0 million and $159.3 million, respectively. We had no outstanding repurchase agreements at September 30, 2016 or December 31, 2015.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2016	December 31, 2015
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$9.8	$1.2
Public Utilities	4.0	4.0
All Other Corporate Bonds	42.8	23.8
Total Borrowings	56.6	29.0
Gross Amount of Recognized Liability for Securities Lending Transactions	56.6	29.0
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of September 30, 2016 and December 31, 2015, we owned $31.6 million and $30.9 million of FHLB common stock, respectively. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $349.5 million and $350.0 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $329.2 million and $81.1 million, respectively. As of December 31, 2015, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $317.2 million and $96.0 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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
September 30, 2016
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

	September 30, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$37.1	$—	$37.1	$(8.2)	$(28.8)	$0.1
Securities Lending	210.0	—	210.0	(153.4)	(56.6)	—
Total	$247.1	$—	$247.1	$(161.6)	$(85.4)	$0.1

Financial Liabilities:
Derivatives	$55.7	$—	$55.7	$(41.5)	$—	$14.2
Securities Lending	56.6	—	56.6	(56.6)	—	—
Total	$112.3	$—	$112.3	$(98.1)	$—	$14.2

	December 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$49.8	$—	$49.8	$(12.8)	$(36.4)	$0.6
Securities Lending	181.6	—	181.6	(152.6)	(29.0)	—
Total	$231.4	$—	$231.4	$(165.4)	$(65.4)	$0.6

Financial Liabilities:
Derivatives	$50.2	$—	$50.2	$(35.6)	$—	$14.6
Securities Lending	29.0	—	29.0	(29.0)	—	—
Total	$79.2	$—	$79.2	$(64.6)	$—	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Fixed Maturity Securities	$573.2	$573.3	$1,716.6	$1,732.4
Derivatives	12.6	11.3	36.9	33.7
Mortgage Loans	30.6	26.8	87.6	82.5
Policy Loans	4.4	4.2	12.8	12.4
Other Long-term Investments	(0.9)	7.1	15.4	15.9
Short-term Investments	2.4	0.7	6.0	2.4
Gross Investment Income	622.3	623.4	1,875.3	1,879.3
Less Investment Expenses	7.4	7.7	23.5	23.5
Less Investment Income on Participation Fund Account Assets	3.5	3.6	10.7	11.0
Net Investment Income	$611.4	$612.1	$1,841.1	$1,844.8

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.6	$12.4	$29.4	$19.8
Gross Losses on Sales	(0.4)	(4.4)	(14.0)	(12.0)
Other-Than-Temporary Impairment Loss	—	(9.4)	(30.5)	(22.0)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.2	5.1	4.0	14.0
Gross Losses on Sales	—	—	(0.7)	—
Impairment Loss	—	(1.1)	(3.1)	(4.8)
Embedded Derivative in Modified Coinsurance Arrangement	9.7	(27.3)	14.3	(33.2)
All Other Derivatives	0.1	(1.0)	(3.5)	(1.3)
Foreign Currency Transactions	(0.2)	(0.9)	(0.1)	(1.6)
Net Realized Investment Gain (Loss)	$11.0	$(26.6)	$(4.2)	$(41.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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
September 30, 2016
Note 5 - Derivative Financial Instruments - Continued

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk, credit losses on securities owned, and interest rate risk are as follows:

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

•
Interest rate swap is used to effectively convert certain of our floating rate, long-term debt into fixed rate long-term debt. Under this swap agreement, we receive a variable rate of interest and pay a fixed rate of interest.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.1 million at September 30, 2016. We held $34.0 million and $36.4 million cash collateral from our counterparties at September 30, 2016 and December 31, 2015, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $39.0 million and $27.3 million at September 30, 2016 and December 31, 2015, respectively. We had no cash posted as collateral to our counterparties at September 30, 2016 or December 31, 2015. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $55.7 million and $50.2 million at September 30, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2015	$150.0	$816.7	$600.0	$72.0	$—	$1,638.7
Additions	—	—	—	—	67.0	67.0
Terminations	—	3.5	—	2.0	—	5.5
Balance at September 30, 2015	$150.0	$813.2	$600.0	$70.0	$67.0	$1,700.2

Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	2.0	94.0	96.0
Terminations	—	27.2	—	29.0	27.0	83.2
Balance at September 30, 2015	$150.0	$813.2	$600.0	$70.0	$67.0	$1,700.2

Balance at June 30, 2016	$126.0	$644.5	$600.0	$70.0	$—	$1,440.5
Additions	3.5	—	—	—	—	3.5
Terminations	—	7.1	350.0	—	—	357.1
Balance at September 30, 2016	$129.5	$637.4	$250.0	$70.0	$—	$1,086.9

Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$1,470.3
Additions	3.5	—	—	—	—	3.5
Terminations	24.0	12.9	350.0	—	—	386.9
Balance at September 30, 2016	$129.5	$637.4	$250.0	$70.0	$—	$1,086.9

Cash Flow Hedges

As of September 30, 2016 and December 31, 2015, we had $415.0 million and $427.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

For the three and nine months ended September 30, 2016 and 2015, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2016, we expect to amortize approximately $56.8 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2016, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2016 and December 31, 2015, we had $126.0 million and $150.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 5 - Derivative Financial Instruments - Continued

swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.7 million and $4.6 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, with an offsetting gain on the related interest rate swaps. During the first quarter of 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of September 30, 2016 and December 31, 2015, we had $250.0 million and $600.0 million, respectively, notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $3.1 million and $(3.5) million for the three and nine months ended September 30, 2016, respectively, and $(4.7) million and $(5.1) million for the three and nine months ended September 30, 2015, respectively, with an offsetting gain or loss on the related interest rate swaps. During the third quarter of 2016, $350.0 million notional amount of receive fixed, pay variable interest rate swaps matured in conjunction with the maturity of the $350.0 million hedged fixed rate debt. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

For the three and nine months ended September 30, 2016, and 2015, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2016 and December 31, 2015, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss.

As of September 30, 2016 and December 31, 2015, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of September 30, 2016, we held $3.5 million notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount in the third quarter of 2016. This swap effectively converts Starmount's floating rate long-term debt of $3.5 million into fixed rate debt. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

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
September 30, 2016
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$3.2	Other Liabilities	$5.1
Foreign Exchange Contracts	Other L-T Investments	33.9	Other Liabilities	15.9
Total		$37.1		$21.0

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.4
Interest Rate Swaps			Other Liabilities	1.0
Foreign Exchange Contracts			Other Liabilities	33.3
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	73.3
Total				$108.0

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$2.4	Other Liabilities	$12.3
Foreign Exchange Contracts	Other L-T Investments	47.4	Other Liabilities	6.0
Total		$49.8		$18.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	31.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	87.6
Total				$119.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$—	$(0.8)	$—	$(0.8)
Foreign Exchange Contracts	0.3	33.5	(24.2)	59.9
Total	$0.3	$32.7	$(24.2)	$59.1

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$13.8	$12.8	$40.6	$38.3
Foreign Exchange Contracts	(0.3)	(0.3)	(0.8)	(1.3)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	0.3	3.2	0.6
Foreign Exchange Contracts	—	(0.2)	(0.5)	—
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.5)	(1.4)	(1.4)
Total	$13.0	$12.1	$41.1	$36.2
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$0.1	$(0.7)	$(0.5)
Interest Rate Swaps	0.1	—	0.1	—
Foreign Exchange Contracts	0.3	(1.1)	(1.7)	(0.8)
Embedded Derivative in Modified Coinsurance Arrangement	9.7	(27.3)	14.3	(33.2)
Total	$9.8	$(28.3)	$12.0	$(34.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 6 - Accumulated Other Comprehensive Income

Components of our accumulated other comprehensive income, after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2016	$661.1	$343.6	$(279.4)	$(385.5)	$339.8
Other Comprehensive Income (Loss) Before Reclassifications	143.0	0.1	(25.8)	0.4	117.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.9)	(8.5)	—	2.6	(6.8)
Net Other Comprehensive Income (Loss)	142.1	(8.4)	(25.8)	3.0	110.9
Balance at September 30, 2016	$803.2	$335.2	$(305.2)	$(382.5)	$450.7

Balance at June 30, 2015	$112.1	$391.7	$(102.5)	$(397.9)	$3.4
Other Comprehensive Income (Loss) Before Reclassifications	47.0	21.3	(44.1)	0.9	25.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.5)	(7.9)	—	1.9	(6.5)
Net Other Comprehensive Income (Loss)	46.5	13.4	(44.1)	2.8	18.6
Balance at September 30, 2015	$158.6	$405.1	$(146.6)	$(395.1)	$22.0

Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	588.9	(16.0)	(131.6)	2.4	443.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.0	(26.8)	—	7.7	(9.1)
Net Other Comprehensive Income (Loss)	598.9	(42.8)	(131.6)	10.1	434.6
Balance at September 30, 2016	$803.2	$335.2	$(305.2)	$(382.5)	$450.7

Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	(137.6)	37.9	(33.2)	0.7	(132.2)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	5.9	(23.8)	—	5.7	(12.2)
Net Other Comprehensive Income (Loss)	(131.7)	14.1	(33.2)	6.4	(144.4)
Balance at September 30, 2015	$158.6	$405.1	$(146.6)	$(395.1)	$22.0

The net unrealized gain on securities consists of the following components:

				Change at September 30, 2016
	September 30	June 30	December 31	Three Months	Nine Months
	2016	2016	2015	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,690.4	$6,299.5	$3,695.7	$390.9	$2,994.7
Other Investments	(21.1)	(21.3)	(33.7)	0.2	12.6
Deferred Acquisition Costs	(56.1)	(52.5)	(29.4)	(3.6)	(26.7)
Reserves for Future Policy and Contract Benefits	(5,775.5)	(5,578.6)	(3,578.4)	(196.9)	(2,197.1)
Reinsurance Recoverable	379.7	366.0	263.2	13.7	116.5
Income Tax	(414.2)	(352.0)	(113.1)	(62.2)	(301.1)
Total	$803.2	$661.1	$204.3	$142.1	$598.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 6 - Accumulated Other Comprehensive Income - Continued

				Change at September 30, 2015
	September 30	June 30	December 31	Three Months	Nine Months
	2015	2015	2014	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$4,663.4	$4,901.2	$6,261.5	$(237.8)	$(1,598.1)
Other Investments	(35.1)	(14.8)	13.9	(20.3)	(49.0)
Deferred Acquisition Costs	(40.0)	(41.8)	(50.8)	1.8	10.8
Reserves for Future Policy and Contract Benefits	(4,649.7)	(4,981.6)	(6,150.3)	331.9	1,500.6
Reinsurance Recoverable	308.1	312.9	365.0	(4.8)	(56.9)
Income Tax	(88.1)	(63.8)	(149.0)	(24.3)	60.9
Total	$158.6	$112.1	$290.3	$46.5	$(131.7)

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$1.1	$10.2	$14.8	$12.4
Other-Than-Temporary Impairment Loss	—	(9.4)	(30.5)	(22.0)
	1.1	0.8	(15.7)	(9.6)
Income Tax Expense (Benefit)	0.2	0.3	(5.7)	(3.7)
Total	$0.9	$0.5	$(10.0)	$(5.9)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$13.8	$12.8	$40.6	$38.3
Loss on Foreign Exchange Contracts	(0.3)	(0.3)	(0.8)	(1.3)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	0.3	3.2	0.6
Loss on Foreign Exchange Contracts	—	(0.2)	(0.5)	—
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)	(1.4)	(1.4)
	13.0	12.1	41.1	36.2
Income Tax Expense	4.5	4.2	14.3	12.4
Total	$8.5	$7.9	$26.8	$23.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.1)	$(3.0)	$(12.2)	$(8.9)
Amortization of Prior Service Credit	—	—	0.2	0.1
	(4.1)	(3.0)	(12.0)	(8.8)
Income Tax Benefit	(1.5)	(1.1)	(4.3)	(3.1)
Total	$(2.6)	$(1.9)	$(7.7)	$(5.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 7 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Business Acquired

On August 1, 2016, we acquired 100 percent of the shares and voting interests in Starmount, for an initial cash purchase price of $140.1 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount will broaden our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products to be marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products are expected to be introduced in 2018.

Starmount's revenues totaled $129.9 million in 2015. Total assets were valued at approximately $93.0 million as of the acquisition date and were primarily comprised of bonds, cash, accounts receivable, and intangible assets attributable to the value of business acquired and the value of existing state licenses. Total liabilities were valued at approximately $56.0 million as of the acquisition date and were primarily comprised of outstanding claim liabilities and reserves for future claims. The purchase price exceeded the fair value of the identifiable net assets by approximately $111.0 million and has been identified as goodwill, primarily attributable to the value of adding dental and vision to our current employee benefit offerings. Goodwill was allocated to the reporting units expected to benefit from the acquisition. Approximately 75 percent was allocated to our Unum US supplemental and voluntary product lines and approximately 25 percent to Colonial Life. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entity. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, is not expected to have a material impact on revenue or results of operations for 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 7 - Segment Information - Continued

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$428.1	$414.3	$1,291.6	$1,229.0
Group Short-term Disability	155.5	153.2	469.2	452.5
Group Life and Accidental Death & Dismemberment
Group Life	353.4	336.5	1,053.6	1,007.5
Accidental Death & Dismemberment	35.3	32.1	104.8	98.0
Supplemental and Voluntary
Individual Disability	125.6	119.6	374.4	355.9
Voluntary Benefits	197.1	186.1	602.1	565.5
Dental and Vision	20.0	—	20.0	—
	1,315.0	1,241.8	3,915.7	3,708.4
Unum UK
Group Long-term Disability	85.5	100.6	274.1	296.5
Group Life	24.9	29.7	80.9	90.6
Supplemental	16.9	14.3	52.4	38.7
	127.3	144.6	407.4	425.8
Colonial Life
Accident, Sickness, and Disability	207.7	196.5	619.2	591.1
Life	68.0	62.5	203.4	188.1
Cancer and Critical Illness	78.4	74.1	234.1	222.0
	354.1	333.1	1,056.7	1,001.2
Closed Block
Individual Disability	129.9	142.2	394.0	433.0
Long-term Care	161.4	158.6	482.0	475.0
All Other	1.7	0.5	2.7	1.2
	293.0	301.3	878.7	909.2
Total Premium Income	$2,089.4	$2,020.8	$6,258.5	$6,044.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 7 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2016
Premium Income	$1,315.0	$127.3	$354.1	$293.0	$—	$2,089.4
Net Investment Income	207.3	28.5	36.1	334.1	5.4	611.4
Other Income	28.7	—	0.4	21.5	0.9	51.5
Operating Revenue	$1,551.0	$155.8	$390.6	$648.6	$6.3	$2,752.3

Operating Income (Loss)	$231.0	$28.2	$79.0	$28.6	$(41.6)	$325.2

Three Months Ended September 30, 2015
Premium Income	$1,241.8	$144.6	$333.1	$301.3	$—	$2,020.8
Net Investment Income	214.3	28.0	35.9	327.5	6.4	612.1
Other Income	28.1	—	0.1	21.5	1.8	51.5
Operating Revenue	$1,484.2	$172.6	$369.1	$650.3	$8.2	$2,684.4

Operating Income (Loss)	$218.7	$32.7	$76.3	$27.7	$(26.9)	$328.5

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2016
Premium Income	$3,915.7	$407.4	$1,056.7	$878.7	$—	$6,258.5
Net Investment Income	622.4	89.3	105.7	1,008.6	15.1	1,841.1
Other Income	85.6	0.2	1.0	65.3	2.5	154.6
Operating Revenue	$4,623.7	$496.9	$1,163.4	$1,952.6	$17.6	$8,254.2

Operating Income (Loss)	$674.1	$98.7	$234.3	$94.9	$(109.1)	$992.9

Nine Months Ended September 30, 2015
Premium Income	$3,708.4	$425.8	$1,001.2	$909.2	$—	$6,044.6
Net Investment Income	645.0	90.1	109.8	979.6	20.3	1,844.8
Other Income	90.4	—	0.1	67.5	2.6	160.6
Operating Revenue	$4,443.8	$515.9	$1,111.1	$1,956.3	$22.9	$8,050.0

Operating Income (Loss)	$635.8	$103.6	$231.5	$91.0	$(90.2)	$971.7

	September 30	December 31
	2016	2015
	(in millions of dollars)
Assets
Unum US	$18,465.8	$18,242.4
Unum UK	3,396.0	3,432.4
Colonial Life	3,940.5	3,776.8
Closed Block	34,821.9	33,000.9
Corporate	3,280.9	2,111.1
Total Assets	$63,905.1	$60,563.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Total Revenue	$2,763.3	$2,657.8	$8,250.0	$8,008.9
Excluding:
Net Realized Investment Gain (Loss)	11.0	(26.6)	(4.2)	(41.1)
Operating Revenue	$2,752.3	$2,684.4	$8,254.2	$8,050.0

Income Before Income Tax	$332.1	$298.9	$976.5	$921.7
Excluding:
Net Realized Investment Gain (Loss)	11.0	(26.6)	(4.2)	(41.1)
Non-operating Retirement-related Loss	(4.1)	(3.0)	(12.2)	(8.9)
Operating Income	$325.2	$328.5	$992.9	$971.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
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

Effective August 1, 2016, we amended the retiree medical benefits portion of our OPEB plan to transition a majority of participants to a private exchange for their health insurance coverage. Prior to the plan amendment, participants paid a subsidized premium for their health insurance coverage, but if they elect to continue participation in the plan they will now purchase coverage on a private exchange and will subsequently be reimbursed through a Health Reimbursement Account (HRA) for an amount equivalent to the subsidy that was previously provided. Participants who continue in the plan will receive a one-time subsidy to minimize the initial out-of-pocket cost of purchasing health insurance. The amendment did not materially change the benefit obligation of the plan.
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Service Cost	$1.7	$1.0	$—	$—	$—	$—
Interest Cost	21.3	20.5	1.7	2.0	1.8	1.7
Expected Return on Plan Assets	(25.7)	(27.3)	(2.5)	(3.1)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	4.0	3.0	0.1	—	—	—
Total	$1.3	$(2.8)	$(0.7)	$(1.1)	$1.6	$1.6

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Service Cost	$5.2	$2.9	$—	$—	$—	$—
Interest Cost	63.9	61.6	5.4	5.9	5.4	5.3
Expected Return on Plan Assets	(77.1)	(81.7)	(7.9)	(9.3)	(0.5)	(0.4)
Amortization of:
Net Actuarial Loss	12.1	8.7	0.1	0.2	—	—
Prior Service Credit	(0.1)	—	—	—	(0.1)	(0.1)
Plan Amendment	—	—	—	—	0.9	—
Total	$4.0	$(8.5)	$(2.4)	$(3.2)	$5.7	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars, except share data)
Numerator
Net Income	$236.0	$203.8	$683.4	$641.0

Denominator (000s)
Weighted Average Common Shares - Basic	233,752.0	245,400.0	236,744.3	248,372.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	461.5	924.4	399.5	855.2
Weighted Average Common Shares - Assuming Dilution	234,213.5	246,324.4	237,143.8	249,228.1

Net Income Per Common Share
Basic	$1.01	$0.83	$2.89	$2.58
Assuming Dilution	$1.01	$0.83	$2.88	$2.57

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37 to $26.29, the nonvested restricted stock units have grant prices ranging from $27.85 to $36.36, and the nonvested performance share units have grant prices ranging from $27.85 to $34.08.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three and nine months ended September 30, 2016, there were approximately 0.5 million potential common shares that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were approximately 0.1 million and 0.3 million potential common shares that were antidilutive for the three and nine months ended September 30, 2015, respectively.

Common Stock

During the second quarter of 2016, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 26, 2017. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 21, 2016. The remaining repurchase amount under the new program was $598.6 million at September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2016
Note 9 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions)
Shares Repurchased	2.9	3.2	9.4	9.4
Cost of Shares Repurchased (1)	$100.2	$115.0	$300.3	$326.2

(1) Includes commissions of $0.1 million and $0.2 million for the three and nine month period ended September 30, 2016, respectively, and $0.1 million for the nine months ended September 30, 2015. For the three month period ended September 30, 2015 there was a de minimis amount of commissions.

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
September 30, 2016
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
In May 2013, a purported class action complaint was filed in the Superior Court of California, County of Los Angeles.  The plaintiff sought to represent a class of California insureds who were issued long-term care policies containing an inflation protection feature.  The plaintiff alleged we incorrectly administered the inflation protection feature, resulting in an underpayment of benefits.  The complaint made allegations against us for breach of contract, bad faith, fraud, violation of Business and Professions Code 17200, and injunctive relief. We removed the case to the United States District Court for the Central District of California, and plaintiff filed an amended complaint on behalf of a nationwide class of insureds who were issued long-term care policies containing an inflation protection feature. After we answered the complaint, the court permitted the plaintiff to file another amended complaint entitled Michael Don, Executor of The Estate of Ruben Don, Leroy Little, by and through his Guardian ad Litem Tamara Pelham, and Carolyn Little v. Unum Group, and Unum Life Insurance Company of America containing similar allegations. In April 2015, we again answered the complaint. The plaintiffs filed a motion seeking certification of five subclasses, and we filed our opposition. In February 2016, the plaintiffs filed a motion for preliminary approval of settlement for a class of certain insureds issued long-term care policies containing an inflation protection feature as well as certain insureds who requested copies of their long-term care policies. In July 2016, the court issued a final order approving the settlement and dismissing the case. We adjusted our previously accrued estimated loss contingency as a result of the final settlement, the amount of which was immaterial to our consolidated financial position and results of operations.

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
September 30, 2016
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

Note 11 - Other

Debt

In September 2016, our $350.0 million 7.125% senior unsecured notes matured.

In May 2016, we issued a total of $600.0 million aggregate principal amount of senior notes: (i) $350.0 million aggregate principal amount of senior notes due in 2021 with an annual coupon rate of 3.00%, and (ii) $250.0 million aggregate principal amount of senior notes due in 2042 with an annual coupon rate of 5.75%, pursuant to a reopening of the $250.0 million aggregate principal amount outstanding of our 5.75% senior notes due 2042 issued in 2012. Both issuances are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At September 30, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

During the nine months ended September 30, 2016, we made principal payments of $49.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

Income Tax

During the third quarter of 2016, the U.K. government enacted an income tax rate reduction that will reduce the rate to 17 percent effective April 2020.  Prior to this enactment, the rate had been scheduled to reduce to 18 percent in 2020.  We are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $4.5 million during the third quarter of 2016.

We have a net operating loss carryforward for U.S. income tax of $1.0 million and an alternative minimum tax credit carryforward of $0.6 million resulting from our third quarter of 2016 acquisition of Starmount. The alternative minimum tax credit carryforward does not expire, and the net operating loss carryforward will expire between 2020 and 2035.

We have net operating loss carryforwards for state income tax of $156.4 million which will expire between 2016 and 2036. During the third quarter of 2016, we recorded a deferred tax asset for future state income tax benefits of $16.0 million along with a corresponding valuation allowance of $14.1 million to reduce the deferred tax asset to the amount that is more likely than not to be realized. During 2015, we recorded a valuation allowance of $1.3 million related to unrealized tax losses on buildings which we own and occupy in the U.K., the amount of which is unchanged other than for foreign currency translation.

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

Operating Performance and Capital Management

For the third quarter of 2016, we reported net income of $236.0 million, or $1.01 per diluted common share, compared to net income of $203.8 million, or $0.83 per diluted common share, in the same period of 2015. For the first nine months of 2016, net income was $683.4 million, or $2.88 per diluted common share, compared to net income of $641.0 million, or $2.57 per diluted common share, in the same period of 2015. Included in these results are net realized investment gains and losses and non-operating retirement-related gains or losses. Adjusting for these items, after-tax operating income was $231.3 million, or $0.99 per diluted common share, in the third quarter of 2016, compared to $223.0 million, or $0.91 per diluted common share, in the same period of 2015. After-tax operating income was $693.8 million, or $2.93 per diluted common share, in the first nine months of 2016, compared to $670.4 million, or $2.69 per diluted common share, in the same period of 2015.

Our weighted average common shares outstanding, assuming dilution, equaled 234.2 million and 246.3 million for the third quarters of 2016 and 2015, respectively, and 237.1 million and 249.2 million for the first nine months of 2016 and 2015, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock.

Our Unum US segment reported an increase in operating income of 5.6 percent and 6.0 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratios for our Unum US segment for the third quarter and first nine months of 2016 were 69.4 percent and 69.3 percent, respectively, compared to 69.8 percent and 69.7 percent in the same periods of 2015. Unum US sales decreased 11.5 percent and 4.5 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Persistency was generally favorable relative to the prior year and is consistent with our expectations. During the third quarter of 2016, we acquired a provider of dental and vision insurance in the U.S. workplace. This acquisition did not have a material impact on our operating results or sales for the third quarter or first nine months of 2016. See "Acquisition of Business" included herein in this Item 2 as well as Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 1.9 percent and 4.6 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, with growth in premium income and net investment income, partially offset by less favorable benefits experience. The benefit ratios for Unum UK were 71.8 percent and 70.0 percent in the third quarter and first nine months of 2016, respectively, compared to 67.8 percent and 68.0 percent in the same periods of 2015. Unum UK sales in local currency increased 15.6 percent and 17.2 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 3.5 percent and 1.2 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015, with growth in premium income, partially offset by less favorable overall benefits experience. Net investment income grew slightly in the third quarter of 2016 compared to the prior year third quarter but was lower for the first nine months of 2016 compared to the first nine months of 2015. The benefit ratios for Colonial Life were 51.6 percent and 51.2 percent in the third quarter and first nine months of 2016, respectively, compared to 51.2 percent and 51.0 percent in the same periods of 2015. Colonial Life sales increased 9.3 percent and 12.7 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported an increase in operating income of 3.2 percent and 4.3 percent in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Operating results for this segment were driven primarily by growth in net investment income which was partially offset by less favorable benefits experience for both periods in 2016 relative to 2015. Benefits experience year-to-date for individual disability remains within our range of expectations. Long-term care experienced volatility during the second and third quarters of 2016, with resulting interest adjusted loss ratios for the third quarter and first nine months of 2016 slightly higher than our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.7 billion at September 30, 2016 compared to $3.7 billion at December 31, 2015, with the increase due to a decrease in U.S. Treasury rates and credit spreads during the first nine months of 2016. The earned book yield on our investment portfolio was 5.29 percent for the first nine months of 2016 compared to a yield of 5.40 percent for full year 2015.

We believe our capital and financial positions are strong. At September 30, 2016, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 395 percent, in line with our expectations. During the first nine months of 2016, we repurchased 9.4 million shares of Unum Group common stock under our share repurchase program, at a cost of $300 million. As of September 30, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $598 million excluding amounts committed for subsidiary contributions.

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

We may see some near-term dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and European Union as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. Our reported consolidated operating results will be unfavorably impacted by the weakening of the British pound sterling relative to the preceding periods, but this is a reporting impact and not an indication of profitability in our U.K. operations. Further discussion is contained herein in this Item 2.

Acquisition of Business

On August 1, 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount), for an initial cash purchase price of $140.1 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount will broaden our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products to be marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products are expected to be introduced in 2018. Starmount's revenues totaled $129.9 million in 2015. This acquisition is not expected to have a material impact on revenue, operating results, or sales during 2016 or alter our share repurchase and common stock dividend strategy. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

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
Our focus throughout 2016 has been on profitably growing our business, maintaining solid margins through disciplined pricing, underwriting and expense management, and effectively managing our capital. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2016		2015
	(in millions)	per share *	(in millions)	per share *
Net Income	$236.0	$1.01	$203.8	$0.83
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $3.7; $(9.3))	7.3	0.03	(17.3)	(0.07)
Non-operating Retirement-related Loss (net of tax benefit of $1.5; $1.1)	(2.6)	(0.01)	(1.9)	(0.01)
After-tax Operating Income	$231.3	$0.99	$223.0	$0.91

	Nine Months Ended September 30
	2016		2015
	(in millions)	per share *	(in millions)	per share *
Net Income	$683.4	$2.88	$641.0	$2.57
Excluding:
Net Realized Investment Loss (net of tax benefit of $1.7; $17.5)	(2.5)	(0.02)	(23.6)	(0.10)
Non-operating Retirement-related Loss (net of tax benefit of $4.3; $3.1)	(7.9)	(0.03)	(5.8)	(0.02)
After-tax Operating Income	$693.8	$2.93	$670.4	$2.69

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(in millions of dollars)
Total Revenue	$2,763.3	$2,657.8	$8,250.0	$8,008.9
Excluding:
Net Realized Investment Gain (Loss)	11.0	(26.6)	(4.2)	(41.1)
Operating Revenue	$2,752.3	$2,684.4	$8,254.2	$8,050.0

Income Before Income Tax	$332.1	$298.9	$976.5	$921.7
Excluding:
Net Realized Investment Gain (Loss)	11.0	(26.6)	(4.2)	(41.1)
Non-operating Retirement-related Loss	(4.1)	(3.0)	(12.2)	(8.9)
Operating Income	$325.2	$328.5	$992.9	$971.7

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2016.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Revenue
Premium Income	$2,089.4	3.4%	$2,020.8	$6,258.5	3.5%	$6,044.6
Net Investment Income	611.4	(0.1)	612.1	1,841.1	(0.2)	1,844.8
Net Realized Investment Gain (Loss)	11.0	N.M.	(26.6)	(4.2)	(89.8)	(41.1)
Other Income	51.5	—	51.5	154.6	(3.7)	160.6
Total Revenue	2,763.3	4.0	2,657.8	8,250.0	3.0	8,008.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,742.6	3.1	1,690.9	5,205.9	3.1	5,047.6
Commissions	256.8	4.3	246.3	771.7	3.2	747.8
Interest and Debt Expense	45.2	18.6	38.1	126.2	10.8	113.9
Deferral of Acquisition Costs	(147.8)	6.0	(139.4)	(447.0)	5.2	(425.1)
Amortization of Deferred Acquisition Costs	118.8	1.5	117.0	377.2	0.5	375.4
Compensation Expense	210.1	2.0	205.9	620.6	(0.5)	624.0
Other Expenses	205.5	2.7	200.1	618.9	2.5	603.6
Total Benefits and Expenses	2,431.2	3.1	2,358.9	7,273.5	2.6	7,087.2

Income Before Income Tax	332.1	11.1	298.9	976.5	5.9	921.7
Income Tax	96.1	1.1	95.1	293.1	4.4	280.7

Net Income	$236.0	15.8	$203.8	$683.4	6.6	$641.0

N.M. = not a meaningful percentage

The comparability of our financial results between years is affected by the fluctuation in the British pound sterling to dollar exchange rate. The functional currency of our U.K. operations is the British pound sterling. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period. Our weighted average pound/dollar exchange rate was 1.312 and 1.550 for the three months ended September 30, 2016 and 2015, respectively, and 1.396 and 1.533 for the nine months ended September 30, 2016 and 2015, respectively. If 2015 results for our U.K. operations had been translated at the lower exchange rates of 2016, our operating revenue and operating income by segment would have been lower by approximately $26.5 million and $5.0 million, respectively, in the third quarter of 2015, and approximately $46.1 million and $9.3 million, respectively, in the first nine months of 2015. As previously discussed, the vote by the U.K. in the second quarter of 2016 to leave the European Union has caused significant weakening of the British pound sterling relative to preceding periods, and we expect this volatility to continue in the near term. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the third quarter and first nine months of 2016 increased relative to the same periods of 2015, with combined premium growth in our principal operating business segments of approximately 5 percent due to sales growth, premium rate increases, and stable to favorable persistency for most of our product lines. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was generally consistent in the third quarter and the first nine months of 2016, relative to the same periods of 2015. Higher levels of invested assets and higher miscellaneous income are being offset by the decrease in yield on invested assets as a result of the low interest rate environment.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the third quarter of 2016, compared to $9.4 million for the third quarter of 2015. Other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first nine months of 2016 and 2015 were $30.5 million and $22.0 million, respectively. The year-over-year increase was driven by impairments recognized on fixed maturity securities in the energy sector. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $9.7 million and $(27.3) million in the third quarters of 2016 and 2015, respectively, and $14.3 million and $(33.2) million in the first nine months of 2016 and 2015, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the third quarter and first nine months of 2016 relative to the prior year periods. See "Executive Summary" contained in this Item 2 and "Segment Operating Results" as follows for further discussion by segment and product line.

Commissions and the deferral of acquisition costs increased in the third quarter and first nine months of 2016 relative to the same periods of 2015 due to sales growth. Growth in the level of the deferred asset resulted in higher amortization in the third quarter and first nine months of 2016 compared to the prior year, the impact of which was partially offset for the first nine months of 2016 compared to the prior year due to increased amortization in the first quarter of 2015 resulting from a higher level of policy terminations relative to assumptions for certain issue years within some of our Unum US supplemental and voluntary product lines.

Interest and debt expense was higher in the third quarter and first nine months of 2016 relative to the same periods of 2015 due to higher levels of outstanding debt.

Other expenses, including compensation expense, increased in the third quarter and first nine months of 2016 relative to the comparable periods of 2015. However, the premium income growth rates in 2016 more than offset the growth rates in other expenses as we continue our focus on expense management and operating efficiencies, resulting in a decline in the other expense ratio compared to the same periods of 2015.

Our effective income tax rates for the third quarter and first nine months of 2016 were 28.9 percent and 30.0 percent of income before income tax, respectively, compared to 31.8 percent and 30.5 percent for the prior year periods. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. Our effective tax rates were favorably impacted by the enactment of an income tax rate reduction by the U.K. government which reduced the net deferred tax liability related to our U.K. operations by $4.5 million during the third quarter of 2016. See Note 11 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Unum US	$133.6	(11.5)%	$151.0	$558.6	(4.5)%	$584.7

Unum UK	£14.8	15.6%	£12.8	£43.6	17.2%	£37.2

Colonial Life	$104.2	9.3%	$95.3	$302.6	12.7%	$268.6

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate.

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability, voluntary benefits, and dental and vision products. During the third quarter of 2016, we acquired Starmount, a provider of dental and vision insurance in the U.S. workplace. The acquisition of Starmount did not have a material impact on our operating results or sales for the third quarter and first nine months of 2016. See "Acquisition of Business" contained herein in this Item 2 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income	$1,315.0	5.9%	$1,241.8	$3,915.7	5.6%	$3,708.4
Net Investment Income	207.3	(3.3)	214.3	622.4	(3.5)	645.0
Other Income	28.7	2.1	28.1	85.6	(5.3)	90.4
Total	1,551.0	4.5	1,484.2	4,623.7	4.0	4,443.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	912.1	5.3	866.6	2,712.7	4.9	2,586.3
Commissions	145.4	5.8	137.4	439.8	4.3	421.8
Deferral of Acquisition Costs	(76.2)	2.8	(74.1)	(239.8)	3.9	(230.7)
Amortization of Deferred Acquisition Costs	64.3	(1.1)	65.0	214.0	(1.1)	216.4
Other Expenses	274.4	1.4	270.6	822.9	1.1	814.2
Total	1,320.0	4.3	1,265.5	3,949.6	3.7	3,808.0

Operating Income	$231.0	5.6	$218.7	$674.1	6.0	$635.8

Operating Ratios (% of Premium Income):
Benefit Ratio	69.4%		69.8%	69.3%		69.7%
Other Expense Ratio	20.9%		21.8%	21.0%		22.0%
Operating Income Ratio	17.6%		17.6%	17.2%		17.1%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$428.1	3.3%	$414.3	$1,291.6	5.1%	$1,229.0
Group Short-term Disability	155.5	1.5	153.2	469.2	3.7	452.5
Total Premium Income	583.6	2.8	567.5	1,760.8	4.7	1,681.5
Net Investment Income	120.1	(1.3)	121.7	360.7	(3.0)	371.9
Other Income	22.8	5.6	21.6	68.2	(2.6)	70.0
Total	726.5	2.2	710.8	2,189.7	3.1	2,123.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	458.5	0.3	457.1	1,404.0	2.6	1,367.9
Commissions	44.2	4.2	42.4	134.3	4.2	128.9
Deferral of Acquisition Costs	(11.6)	12.6	(10.3)	(35.3)	11.0	(31.8)
Amortization of Deferred Acquisition Costs	9.0	7.1	8.4	27.0	7.1	25.2
Other Expenses	141.0	(1.0)	142.4	429.5	0.6	426.9
Total	641.1	0.2	640.0	1,959.5	2.2	1,917.1

Operating Income	$85.4	20.6	$70.8	$230.2	11.6	$206.3

Operating Ratios (% of Premium Income):
Benefit Ratio	78.6%		80.5%	79.7%		81.3%
Other Expense Ratio	24.2%		25.1%	24.4%		25.4%
Operating Income Ratio	14.6%		12.5%	13.1%		12.3%

Persistency:
Group Long-term Disability				90.5%		92.1%
Group Short-term Disability				87.4%		87.9%

Premium income increased in the third quarter and first nine months of 2016 compared to the same periods of 2015, driven primarily by an increase in the in-force block due to prior period sales, partially offset by lower persistency. Net investment income was lower in the third quarter and first nine months of 2016 relative to the same periods of 2015 due primarily to a decline in yield on invested assets. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the third quarter and first nine months of 2016 compared to the same periods of 2015 due primarily to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line and shorter claim duration periods and lower prevalence rates in our group short-term disability product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months relative to the same periods of 2015 due to prior period sales growth and the timing of certain sales-related expenses. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2016 relative to the same periods of 2015 due to growth in the level of the deferred asset. Our other expense ratio was favorable to the prior year periods as we continue to focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Life	$353.4	5.0%	$336.5	$1,053.6	4.6%	$1,007.5
Accidental Death & Dismemberment	35.3	10.0	32.1	104.8	6.9	98.0
Total Premium Income	388.7	5.5	368.6	1,158.4	4.8	1,105.5
Net Investment Income	28.1	(19.0)	34.7	85.5	(16.2)	102.0
Other Income	1.1	120.0	0.5	3.3	120.0	1.5
Total	417.9	3.5	403.8	1,247.2	3.2	1,209.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	282.2	7.8	261.8	832.5	5.0	792.5
Commissions	31.5	5.0	30.0	94.8	4.8	90.5
Deferral of Acquisition Costs	(8.9)	12.7	(7.9)	(27.4)	10.9	(24.7)
Amortization of Deferred Acquisition Costs	7.3	12.3	6.5	22.0	12.2	19.6
Other Expenses	52.4	(1.5)	53.2	159.6	(0.6)	160.5
Total	364.5	6.1	343.6	1,081.5	4.2	1,038.4

Operating Income	$53.4	(11.3)	$60.2	$165.7	(2.9)	$170.6

Operating Ratios (% of Premium Income):
Benefit Ratio	72.6%		71.0%	71.9%		71.7%
Other Expense Ratio	13.5%		14.4%	13.8%		14.5%
Operating Income Ratio	13.7%		16.3%	14.3%		15.4%

Persistency:
Group Life				90.3%		88.5%
Accidental Death & Dismemberment				90.4%		89.5%

Premium income increased in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to growth in the in-force block resulting from prior period sales and improved persistency. Net investment income was lower in the third quarter and first nine months of 2016 compared to the same periods of 2015 due primarily to a decrease in the level of invested assets.

Benefits experience was less favorable in the third quarter and first nine months of 2016 compared to the same periods of 2015, driven primarily by a higher average claim size in group life, partially offset by favorable experience under group life waiver of premium benefits.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to prior period sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to growth in the level of the deferred asset. The other expense ratio declined in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to our continued focus on expense management and operating efficiencies.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$125.6	5.0%	$119.6	$374.4	5.2%	$355.9
Voluntary Benefits	197.1	5.9	186.1	602.1	6.5	565.5
Dental and Vision	20.0	—	—	20.0	—	—
Total Premium Income	342.7	12.1	305.7	996.5	8.2	921.4
Net Investment Income	59.1	2.1	57.9	176.2	3.0	171.1
Other Income	4.8	(20.0)	6.0	14.1	(25.4)	18.9
Total	406.6	10.0	369.6	1,186.8	6.8	1,111.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	171.4	16.0	147.7	476.2	11.8	425.9
Commissions	69.7	7.2	65.0	210.7	4.1	202.4
Deferral of Acquisition Costs	(55.7)	(0.4)	(55.9)	(177.1)	1.7	(174.2)
Amortization of Deferred Acquisition Costs	48.0	(4.2)	50.1	165.0	(3.8)	171.6
Other Expenses	81.0	8.0	75.0	233.8	3.1	226.8
Total	314.4	11.5	281.9	908.6	6.6	852.5

Operating Income	$92.2	5.1	$87.7	$278.2	7.5	$258.9

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	52.6%		52.3%	52.5%		50.9%
Voluntary Benefits	46.5%		45.8%	44.2%		43.3%
Dental and Vision	68.0%		—	68.0%		—
Other Expense Ratio	23.6%		24.5%	23.5%		24.6%
Operating Income Ratio	26.9%		28.7%	27.9%		28.1%

Persistency:
Individual Disability				91.2%		90.2%
Voluntary Benefits				76.8%		75.3%
Dental and Vision				84.5%		—

Premium income was higher in the third quarter and first nine months of 2016 compared to the same periods of 2015, driven by the addition of the dental and vision product offering as a result of the Starmount acquisition in August 2016 as well as growth in the in-force block of individual disability and voluntary benefits products due to prior period sales and favorable persistency. Net investment income was higher in the third quarter and first nine months of 2016 relative to the comparable periods of 2015 due to growth in the level of invested assets, partially offset by a decline in yield on invested assets. Other income decreased in the third quarter and first nine months of 2016 relative to the same periods of 2015 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the third quarter of 2016 was generally consistent with the prior year period but was less favorable in first nine months of 2016 than the prior year period due primarily to a higher average claim size. Benefits experience for voluntary benefits in the third quarter and the first nine months of 2016 was less favorable relative to the same periods of 2015 due primarily to the life product line. Also affecting the year-over-year comparative benefits experience for voluntary benefits during the first nine months was a release of active life reserves in the critical illness product line resulting from policy terminations during 2015. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business, but the benefits experience for the two months since acquisition was consistent with expectations.

Commissions were higher for the third quarter of 2016 and first nine months of 2016 relative to the same periods of 2015 due to prior period sales growth. The deferral of acquisition costs in the third quarter and first nine months of 2016 was generally consistent with the prior year periods. Amortization of deferred acquisition costs declined year over year due to a higher level of policy terminations in 2015 relative to assumptions for certain issue years within certain product lines. Our other expense ratio improved relative to the prior year periods as we continue our focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$24.3	(29.2)%	$34.3	$110.1	(10.9)%	$123.5
Group Short-term Disability	11.7	(23.0)	15.2	52.8	(26.3)	71.6
Group Life and AD&D	31.1	(8.8)	34.1	127.2	1.2	125.7
Subtotal	67.1	(19.7)	83.6	290.1	(9.6)	320.8
Supplemental and Voluntary
Individual Disability	16.4	(22.6)	21.2	47.7	2.6	46.5
Voluntary Benefits	45.6	(1.3)	46.2	216.3	(0.5)	217.4
Dental and Vision	4.5	—	—	4.5	—	—
Subtotal	66.5	(1.3)	67.4	268.5	1.7	263.9
Total Sales	$133.6	(11.5)	$151.0	$558.6	(4.5)	$584.7

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 lives)	$52.8	(13.7)%	$61.2	$196.4	(14.0)%	$228.5
Large Case Market	14.3	(36.2)	22.4	93.7	1.5	92.3
Subtotal	67.1	(19.7)	83.6	290.1	(9.6)	320.8
Supplemental and Voluntary	66.5	(1.3)	67.4	268.5	1.7	263.9
Total Sales	$133.6	(11.5)	$151.0	$558.6	(4.5)	$584.7

Sales of our group products decreased in the third quarter and first nine months of 2016 compared to the same periods of 2015, primarily driven by a decrease in sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 lives, and in the large case market segment. Sales to existing customers in the large case market increased during the first nine months of 2016 compared to the prior year period but were lower in the third quarter of 2016 relative to the third quarter of 2015. The sales mix in the group market sector for the first nine months of 2016 was approximately 68 percent core market and 32 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the third quarter of 2016 compared to the same period of 2015 driven by lower sales to new customers. The growth in sales of individual disability in the first nine months of 2016 compared to the same period of 2015 was attributable to sales to existing customers. Sales of voluntary benefits decreased slightly in the third quarter of 2016 compared to the same period of 2015, with a decrease in sales to new and existing customers in the large case market, mostly offset by growth in sales to existing customers in the core market segment. The slight decline in voluntary benefits sales in the first nine months of 2016 relative to the prior year period was a result of lower sales to new customers in the large case market. Also contributing to supplemental and voluntary sales in the third quarter and first nine months of 2016 were sales of the dental and vision products resulting from the Starmount acquisition.

Segment Outlook

During 2016, we expect to achieve year-over-year premium growth resulting from stable persistency and our disciplined approach to sales. We believe additional improvement in our premium and sales growth rates may occur if the overall economic recovery further accelerates and/or industry pricing levels increase to better align with our view of adequate premium rates, particularly given the current low interest rate environment. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields. Our net investment income may also be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  The implementation of premium rate increases may unfavorably impact persistency in certain of our product lines. Unfavorable economic conditions could lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates, but we currently expect our group disability benefit ratio for full year 2016 to be favorable to 2015 full year performance. Our amortization of deferred acquisition costs may be unfavorably impacted, particularly in our supplemental and voluntary product line, by higher than expected policy terminations. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

We remain confident in our strategy of providing consumers with valuable financial protection benefits, broadening our employer client relationships, and building collaborative partnerships with complementary product manufacturers, technology firms, and distributors.  Our continued investment in our franchise includes active client management and a differentiated integrated experience across our product lines. There are significant growth opportunities in each of our markets and within our existing client base, and we continue to invest in the people, processes, and technologies that will allow us to enhance our ability to grow the market over the long term.  The acquisition of Starmount broadens our employee benefit offerings but is not expected to materially impact our operating or sales results for 2016.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	$85.5	(15.0)%	$100.6	$274.1	(7.6)%	$296.5
Group Life	24.9	(16.2)	29.7	80.9	(10.7)	90.6
Supplemental	16.9	18.2	14.3	52.4	35.4	38.7
Total Premium Income	127.3	(12.0)	144.6	407.4	(4.3)	425.8
Net Investment Income	28.5	1.8	28.0	89.3	(0.9)	90.1
Other Income	—	—	—	0.2	100.0	—
Total	155.8	(9.7)	172.6	496.9	(3.7)	515.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	91.3	(6.8)	98.0	284.8	(1.6)	289.5
Commissions	9.2	(18.6)	11.3	27.9	(17.0)	33.6
Deferral of Acquisition Costs	(2.1)	(19.2)	(2.6)	(6.1)	(15.3)	(7.2)
Amortization of Deferred Acquisition Costs	2.3	(28.1)	3.2	7.4	(15.9)	8.8
Other Expenses	26.9	(10.3)	30.0	84.2	(3.9)	87.6
Total	127.6	(8.8)	139.9	398.2	(3.4)	412.3

Operating Income	$28.2	(13.8)	$32.7	$98.7	(4.7)	$103.6

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

Fluctuations in the pound to dollar exchange rate have an effect on Unum UK's reported financial results and our consolidated financial results. In periods when the pound strengthens relative to the preceding period, translating pounds into dollars increases current period results relative to the prior period. In periods when the pound weakens, as occurred in the third quarter and first nine months of 2016 compared to the same periods of 2015, translating pounds into dollars decreases current period results relative to the prior period. The discussion of financial and sales results as follows is based on local currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Group Long-term Disability	£65.1	0.3%	£64.9	£196.7	1.7%	£193.4
Group Life	19.0	(1.0)	19.2	58.0	(1.9)	59.1
Supplemental	12.8	39.1	9.2	37.6	48.6	25.3
Total Premium Income	96.9	3.9	93.3	292.3	5.2	277.8
Net Investment Income	21.7	19.9	18.1	64.1	9.2	58.7
Other Income	—	—	—	0.1	100.0	—
Total	118.6	6.5	111.4	356.5	5.9	336.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	69.6	10.0	63.3	204.5	8.3	188.8
Commissions	7.0	(4.1)	7.3	20.0	(9.1)	22.0
Deferral of Acquisition Costs	(1.6)	(5.9)	(1.7)	(4.4)	(6.4)	(4.7)
Amortization of Deferred Acquisition Costs	1.7	(15.0)	2.0	5.3	(7.0)	5.7
Other Expenses	20.4	5.2	19.4	60.4	5.8	57.1
Total	97.1	7.5	90.3	285.8	6.3	268.9

Operating Income	£21.5	1.9	£21.1	£70.7	4.6	£67.6

Weighted Average Pound/Dollar Exchange Rate	1.312		1.550	1.396		1.533

Operating Ratios (% of Premium Income):
Benefit Ratio	71.8%		67.8%	70.0%		68.0%
Other Expense Ratio	21.1%		20.8%	20.7%		20.6%
Operating Income Ratio	22.2%		22.6%	24.2%		24.3%

Persistency:
Group Long-term Disability				88.7%		88.5%
Group Life				80.1%		80.6%
Supplemental				90.5%		88.6%

Premium income increased in the third quarter and first nine months of 2016 compared to the same periods of 2015 driven by growth in the supplemental product line associated with the addition of the dental product offering in September 2015. Also contributing to the increase in premium income is sales growth and favorable persistency in our group long-term disability product line.

Net investment income was higher in the third quarter and first nine months of 2016 relative to the prior year periods due primarily to an increase in investment income from inflation index-linked bonds which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The year-over-year increase in net investment income attributable to these index-linked bonds was generally offset by changes in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was less favorable in the third quarter and first nine months of 2016 relative to the prior year periods due primarily to a higher average claim size and an increase in the claim incidence rate in our group life product line. Benefits experience in our group long-term disability product line was less favorable in the third quarter of 2016 compared to the prior year period due to a higher average claim size but was favorable in the first nine months of 2016 as a result of a higher level of net claim settlements. Benefits experience for our supplemental line of business was less favorable in the third quarter and first nine months of 2016 relative to the prior year periods due primarily to the addition of the dental product line, which typically has a higher benefit ratio than other product lines reported in our supplemental line of business.

Commissions declined in the third quarter and first nine months of 2016 relative to the same prior year periods due to lower commission rates on certain products as well as an unusually high level of incentive payments during the first quarter of 2015 which has now returned to more normal levels. The deferral of acquisition costs was lower in the third quarter and first nine months of 2016 compared to the same prior year periods due to lower deferrable commissions and the high level of deferrable incentive payments during the first quarter of 2015. The amortization of deferred acquisition costs during the third quarter and first nine months of 2016 was lower than the same prior year periods due to a decrease in the level of the deferred asset. The other expense ratio was marginally higher in the third quarter and first nine months of 2016 compared to the same prior year periods due to an increase in operational investments in our business.
Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Group Long-term Disability	$11.6	(1.7)%	$11.8	$36.4	(1.1)%	$36.8
Group Life	6.1	(9.0)	6.7	16.2	(4.1)	16.9
Supplemental	1.7	41.7	1.2	8.2	156.3	3.2
Total Sales	$19.4	(1.5)	$19.7	$60.8	6.9	$56.9

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	$10.9	(15.5)%	$12.9	$30.6	2.3%	$29.9
Large Case Market	6.8	21.4	5.6	22.0	(7.6)	23.8
Subtotal	17.7	(4.3)	18.5	52.6	(2.0)	53.7
Supplemental	1.7	41.7	1.2	8.2	156.3	3.2
Total Sales	$19.4	(1.5)	$19.7	$60.8	6.9	$56.9

Sales by Product
Group Long-term Disability	£8.8	14.3%	£7.7	£26.1	8.3%	£24.1
Group Life	4.7	9.3	4.3	11.7	6.4	11.0
Supplemental	1.3	62.5	0.8	5.8	176.2	2.1
Total Sales	£14.8	15.6	£12.8	£43.6	17.2	£37.2

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 lives)	£8.4	1.2%	£8.3	£22.1	13.9%	£19.4
Large Case Market	5.1	37.8	3.7	15.7	—	15.7
Subtotal	13.5	12.5	12.0	37.8	7.7	35.1
Supplemental	1.3	62.5	0.8	5.8	176.2	2.1
Total Sales	£14.8	15.6	£12.8	£43.6	17.2	£37.2
The growth in group long-term disability sales for the third quarter and first nine months of 2016 was driven by sales to new customers in the core market, which we define as employee groups with fewer than 500 lives. Sales in the group long-term disability large case market increased in the third quarter of 2016 relative to the prior year but were at a consistent level year over year for the first nine months, with sales to existing customers generally offset by a decline in new customer sales. Group life sales growth in the third quarter and first nine months of 2016 was driven primarily by sales to new customers in the large case market. The increase in supplemental sales during the third quarter and first nine months of 2016 compared to the same periods of 2015 was due to the addition of sales related to our dental product offering as well as higher sales in our critical illness product line.

Segment Outlook

Our primary focus during 2016 remains building on the key capabilities that we believe will enable us to deliver future growth. We expect to further improve our profitability through an increased focus on new to market sales, premium rate increases, and continued pursuit of efficiency opportunities.

We expect the low interest rate environment to continue to contribute to a dampening of overall earnings growth, and unfavorable economic conditions may lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.  We believe the current low levels of inflation in the U.K. may adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. We may see some near-term dampening of growth in Unum UK due to the current disruption and uncertainty in the U.K. economy as a result of the Brexit referendum. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and European Union as a result of exit negotiations and the resulting response of the U.K. marketplace. While we may experience volatility in the fair values for our investments in U.K. and European Union-based issuers in the short term, we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$207.7	5.7%	$196.5	$619.2	4.8%	$591.1
Life	68.0	8.8	62.5	203.4	8.1	188.1
Cancer and Critical Illness	78.4	5.8	74.1	234.1	5.5	222.0
Total Premium Income	354.1	6.3	333.1	1,056.7	5.5	1,001.2
Net Investment Income	36.1	0.6	35.9	105.7	(3.7)	109.8
Other Income	0.4	N.M.	0.1	1.0	N.M.	0.1
Total	390.6	5.8	369.1	1,163.4	4.7	1,111.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	182.6	7.1	170.5	541.2	6.1	510.2
Commissions	78.7	8.3	72.7	233.3	7.1	217.8
Deferral of Acquisition Costs	(69.5)	10.8	(62.7)	(201.1)	7.4	(187.2)
Amortization of Deferred Acquisition Costs	52.2	7.0	48.8	155.8	3.7	150.2
Other Expenses	67.6	6.5	63.5	199.9	6.0	188.6
Total	311.6	6.4	292.8	929.1	5.6	879.6

Operating Income	$79.0	3.5	$76.3	$234.3	1.2	$231.5

Operating Ratios (% of Premium Income):
Benefit Ratio	51.6%		51.2%	51.2%		51.0%
Other Expense Ratio	19.1%		19.1%	18.9%		18.8%
Operating Income Ratio	22.3%		22.9%	22.2%		23.1%

Persistency:
Accident, Sickness, and Disability				75.2%		74.8%
Life				84.8%		85.0%
Cancer and Critical Illness				82.6%		81.6%

N.M. = not a meaningful percentage
Premium income increased in the third quarter and first nine months of 2016 relative to the same periods of 2015 as a result of sales growth and stable persistency. Net investment income was generally consistent in the third quarter of 2016 compared to the same period of 2015 but was lower in the first nine months of 2016 relative to the first nine months of 2015 due to a decrease in yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was less favorable in the third quarter and first nine months of 2016 as compared to the same periods of 2015, driven primarily by less favorable mortality experience in the life line of business, partially offset by favorable claims experience in the accident, sickness, and disability and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2016 compared to the same periods of 2015 due primarily to higher sales. The amortization of deferred acquisition costs increased during the third quarter and first nine months of 2016 relative to the comparable prior year periods due to growth in the level of deferred asset. The other expense ratio in the third quarter and first nine months of 2016 was generally consistent with the prior year periods.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Sales by Product
Accident, Sickness, and Disability	$67.0	11.9%	$59.9	$195.4	15.2%	$169.6
Life	20.9	12.4	18.6	59.6	12.2	53.1
Cancer and Critical Illness	16.3	(3.0)	16.8	47.6	3.7	45.9
Total Sales	$104.2	9.3	$95.3	$302.6	12.7	$268.6

Sales by Market Sector
Commercial
Core Market (< 1,000 lives)	$67.7	12.6%	$60.1	$201.0	10.2%	$182.4
Large Case Market	10.6	(9.4)	11.7	32.9	13.8	28.9
Subtotal	78.3	9.1	71.8	233.9	10.7	211.3
Public Sector	25.9	10.2	23.5	68.7	19.9	57.3
Total Sales	$104.2	9.3	$95.3	$302.6	12.7	$268.6

Sales in aggregate were higher in the third quarter and first nine months of 2016 relative to the same periods of 2015 due to growth in both new and existing customer account sales. Commercial market sales increased in the third quarter and first nine months of 2016 as compared to the same periods of 2015 due primarily to higher sales to both new and existing customer accounts in the core market, which we define as accounts with fewer than 1,000 lives. Sales to new customer accounts in the large case market declined in the third quarter and first nine months of 2016 relative to the same periods of 2015, while sales to existing customers in the large case market increased in the third quarter and first nine months of 2016 relative to the prior year periods. The growth in our public sector market sales for the third quarter and first nine months of 2016 was primarily attributable to increases in existing customer account sales. The number of new accounts increased 21.0 percent and 22.2 percent, respectively, in the third quarter and first nine months of 2016 relative to the same periods of 2015, and the average new case size decreased 13.6 percent and 8.0 percent, respectively.
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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Premium Income
Individual Disability	$129.9	(8.6)%	$142.2	$394.0	(9.0)%	$433.0
Long-term Care	161.4	1.8	158.6	482.0	1.5	475.0
All Other	1.7	N.M.	0.5	2.7	125.0	1.2
Total Premium Income	293.0	(2.8)	301.3	878.7	(3.4)	909.2
Net Investment Income	334.1	2.0	327.5	1,008.6	3.0	979.6
Other Income	21.5	—	21.5	65.3	(3.3)	67.5
Total	648.6	(0.3)	650.3	1,952.6	(0.2)	1,956.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	556.6	0.1	555.8	1,667.2	0.3	1,661.6
Commissions	23.5	(5.6)	24.9	70.7	(5.2)	74.6
Interest and Debt Expense	1.7	6.3	1.6	5.1	2.0	5.0
Other Expenses	38.2	(5.2)	40.3	114.7	(7.6)	124.1
Total	620.0	(0.4)	622.6	1,857.7	(0.4)	1,865.3

Operating Income	$28.6	3.2	$27.7	$94.9	4.3	$91.0

Interest Adjusted Loss Ratios:
Individual Disability	81.5%		80.8%	83.3%		81.4%
Long-term Care	93.8%		89.9%	91.8%		86.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.0%		13.4%	13.1%		13.6%
Operating Income Ratio	9.8%		9.2%	10.8%		10.0%

Persistency:
Individual Disability				90.7%		91.0%
Long-term Care				94.8%		95.4%

N.M. = not a meaningful percentage

Premium income for individual disability decreased in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to expected policy terminations and maturities. Premium income for long-term care increased due primarily to rate increases, partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the third quarter and first nine months of 2016 relative to the same periods of 2015 due to higher miscellaneous investment income and an increase in the level of invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income thereon, was consistent in the third quarter of 2016 relative to the same period of 2015 and lower in the first nine months of 2016 relative to the same periods of 2015 due to lower investment income on those investment portfolios driven by a decrease in the level of invested assets.

Individual disability benefits experience for the third quarter and first nine months of 2016 was unfavorable compared to the same periods of 2015 due to unfavorable mortality experience, lower recoveries, and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond tenders and calls experienced during 2016. Long-term care benefits experience was unfavorable in the third quarter and first nine months of 2016 compared to the same periods of 2015 due to a higher average size of new claims and less favorable mortality experience, as well as the unfavorable impact of a large group case moving to an individual policy ported status during 2016.

The other expense ratio in the third quarter and first nine months of 2016 was lower than the same periods of 2015 due to lower litigation expenses and our continued focus on operating effectiveness and expense management.

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
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	% Change	2015	2016	% Change	2015
Operating Revenue
Net Investment Income	$5.4	(15.6)%	$6.4	$15.1	(25.6)%	$20.3
Other Income	0.9	(50.0)	1.8	2.5	(3.8)	2.6
Total	6.3	(23.2)	8.2	17.6	(23.1)	22.9

Interest and Other Expenses	47.9	36.5	35.1	126.7	12.0	113.1

Operating Loss	$(41.6)	(54.6)	$(26.9)	$(109.1)	(21.0)	$(90.2)

Net investment income was lower in the third quarter and first nine months of 2016 compared to the same periods of 2015 due primarily to a decrease in the yield on invested assets and lower miscellaneous investment income.

Interest and other expenses were higher in the third quarter and first nine months of 2016 compared to the same periods of 2015 due primarily to higher levels of outstanding debt and expenses related to the acquisition of Starmount.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2016

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,754.8	$295.6	$181.1	$9.9	$2,573.7	$305.5
Capital Goods	4,254.5	596.3	53.5	3.5	4,201.0	599.8
Communications	3,183.0	517.7	152.2	7.2	3,030.8	524.9
Consumer Cyclical	1,557.0	217.0	8.4	—	1,548.6	217.0
Consumer Non-Cyclical	6,729.2	999.1	168.6	7.3	6,560.6	1,006.4
Energy	5,272.6	546.0	612.4	50.3	4,660.2	596.3
Financial Institutions	3,445.3	376.8	18.9	0.1	3,426.4	376.9
Mortgage/Asset-Backed	2,386.2	207.4	10.2	0.3	2,376.0	207.7
Sovereigns	981.7	232.7	—	—	981.7	232.7
Technology	1,649.8	125.2	71.6	4.0	1,578.2	129.2
Transportation	1,929.9	336.3	0.6	—	1,929.3	336.3
U.S. Government Agencies and Municipalities	3,748.9	721.7	22.1	0.2	3,726.8	721.9
Public Utilities	8,422.6	1,518.6	81.4	1.3	8,341.2	1,519.9
Total	$46,315.5	$6,690.4	$1,381.0	$84.1	$44,934.5	$6,774.5

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2016 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2016. The decrease in the unrealized loss on fixed maturity securities during the third quarter of 2016 was due primarily to a decrease in credit spreads, partially offset by an increase in U.S. Treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.2	$0.8	$15.7	$73.2	$34.0
> 90 <= 180 days	0.3	4.8	34.0	56.0	108.4
> 180 <= 270 days	4.0	0.4	26.3	157.9	17.2
> 270 days <= 1 year	—	2.7	68.9	24.9	15.5
> 1 year <= 2 years	8.1	25.5	24.2	17.3	0.1
> 2 years <= 3 years	—	—	3.3	9.7	10.2
> 3 years	1.1	2.2	2.5	2.9	0.1
Sub-total	15.7	36.4	174.9	341.9	185.5

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	3.8	9.0
> 180 <= 270 days	—	—	—	11.1	—
> 1 year <= 2 years	—	—	—	3.6	—
Sub-total	—	—	—	18.5	9.0

Total	$15.7	$36.4	$174.9	$360.4	$194.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.4	$2.4	$3.7	$10.2	$36.4
> 90 <= 180 days	0.3	3.5	4.5	50.8	58.7
> 180 <= 270 days	1.6	1.9	41.5	51.1	3.7
> 270 days <= 1 year	0.9	14.5	43.0	1.3	14.1
> 1 year <= 2 years	30.6	71.3	38.7	34.5	21.8
> 2 years <= 3 years	11.4	—	11.3	15.0	16.4
> 3 years	10.2	19.9	10.5	5.3	8.6
Sub-total	55.4	113.5	153.2	168.2	159.7

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	—
> 90 <= 180 days	—	—	—	9.6	6.3
> 180 <= 270 days	—	—	22.8	21.6	—
>270 days <= 1 year	—	8.9	33.9	4.1	20.8
> 1 year <= 2 years	6.4	—	26.0	21.8	1.9
> 2 years <= 3 years	—	—	13.5	7.6	8.9
> 3 years	6.6	6.8	0.2	5.0	0.2
Sub-total	13.0	15.7	96.4	69.7	38.1

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	20.4	—
>270 days <= 1 year	—	—	—	—	—
> 1 year <= 2 years	—	—	—	10.3	—
> 2 years <= 3 years	—	—	—	13.3	—
Sub-total	—	—	—	44.0	—

Total	$68.4	$129.2	$249.6	$281.9	$197.8

At September 30, 2016, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

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

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the third quarter or first nine months of 2016 and 2015. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the third quarter of 2016 or during the first nine months of 2015.

At September 30, 2016, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At September 30, 2016, we held $138.7 million fair value ($125.3 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At September 30, 2016, our mortgage/asset-backed securities had an average life of 4.20 years, effective duration of 5.39 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2016, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,514.2 million and $3,611.4 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is also heightened for investments in certain other countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At September 30, 2016, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The sharp drop in the price of oil, which began in 2014 and accelerated in 2015, put pressure on the earnings and cash flows of some of these businesses.  The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  At September 30, 2016, approximately one-third of our exposure to the energy sector was represented by the independent and oilfield subsectors where demand for products is highly correlated with oil and gas prices. The remaining two-thirds of our exposure to the energy sector was represented by the midstream, integrated, refining, and other energy subsectors, which tend to be more correlated to product volume sales as opposed to the commodity price.  The majority of our energy sector holdings are investment-grade fixed maturity securities. At September 30, 2016, the fair value of investment-grade fixed maturity securities in the energy sector was $4,570.5 million, with a gross unrealized gain of $584.3 million and a gross unrealized loss of $7.7 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $702.1 million, with a gross unrealized gain of $12.0 million and a gross unrealized loss of $42.6 million.

We perform sensitivity analysis on all energy-related investments in our portfolios, using different oil and gas price scenarios, and we continue to closely monitor this situation.  While downgrades and impairments may occur, we currently believe that the impact would not materially alter our financial position or capital plans. Even if oil prices were to remain at the current levels for a period of several years, we would expect losses on these investments to be very manageable. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
At September 30, 2016

(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,310.1	$188.9	$207.8	$6.0	$2,102.3	$194.9
Oil and Gas-Independent	1,546.7	156.0	250.5	25.3	1,296.2	181.3
Oil Field	171.2	(5.4)	109.6	17.4	61.6	12.0
Oil-Integrated	891.2	170.9	13.5	0.4	877.7	171.3
Oil-Refining	301.0	33.2	21.0	1.2	280.0	34.4
Other Energy	52.4	2.4	10.0	—	42.4	2.4
Total	$5,272.6	$546.0	$612.4	$50.3	$4,660.2	$596.3

Mortgage Loans

Our mortgage loan portfolio was $1,970.4 million and $1,883.6 million on an amortized cost basis at September 30, 2016 and December 31, 2015, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at September 30, 2016 or December 31, 2015.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.1 million at September 30, 2016. We held $34.0 million of cash collateral from our counterparties at September 30, 2016. The carrying value of fixed maturity securities posted as collateral to our counterparties was $39.0 million at September 30, 2016. We had no cash collateral posted to our counterparties at September 30, 2016. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $41.9 million and $36.8 million on a fair value basis at September 30, 2016 and December 31, 2015, respectively.

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

The liquidity requirements of the holding company Unum Group are met by fixed maturity securities, short-term investments and cash, and dividends from our subsidiaries, primarily our insurance subsidiaries, as well as the issuance of common stock, debt, or other capital securities and borrowings from our credit facilities, as needed. As of September 30, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $598 million, excluding amounts committed for subsidiary contributions. The September 30, 2016 balance was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 4.6 years, and various money-market funds. Our sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.

Approximately $62 million of the amount held at September 30, 2016 was held in certain of our U.K. subsidiaries.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2016 and authorizes the repurchase of up to $750 million of common stock through November 2017, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2016. During the first nine months of 2016, we repurchased 9.4 million shares at a cost of approximately $300 million. The dollar value of shares remaining under the current repurchase program was approximately $599 million at September 30, 2016. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Funding for Employee Benefit Plans

During the first nine months of 2016 we made contributions of $52.5 million and £2.7 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $17 million and £1 million during the remainder of 2016. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2016. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at September 30, 2016 was $3,019.8 million, net of deferred debt issuance costs of $29.2 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities. Our $350.0 million 7.125% senior unsecured notes matured in September 2016, and Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $49.0 million in the first nine months of 2016.

In May 2016, we issued a total of $600.0 million aggregate principal amount of senior notes: (i) $350.0 million aggregate principal amount of senior notes due in 2021 with an annual coupon rate of 3.00%, and (ii) $250.0 million aggregate principal amount of senior notes due in 2042 with an annual coupon rate of 5.75%, pursuant to a reopening of the $250.0 million aggregate principal amount outstanding of our 5.75% senior notes due 2042 issued in 2012. Both issuances are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt. A portion of the net proceeds of the offering were used for repayment of the debt which matured in September 2016. The remainder of the proceeds are expected to be used for general corporate purposes.

In March 2016, we amended the terms of our five-year $400.0 million credit facility, which was previously set to expire in 2018, to extend through March 2021. At September 30, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Commitments

At September 30, 2016, we had unfunded unconditional commitments of $4.8 million to fund tax credit partnership investments, $0.6 million to fund certain private equity partnerships, and $22.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $75.5 million to fund certain investments in private placement fixed maturity securities, $260.4 million to fund certain private equity partnerships, and $38.0 million to fund certain commercial mortgage loans, which may or may not be funded.

At September 30, 2016, we had a commitment of $10.0 million in the form of contingent consideration resulting from the acquisition of Starmount. This contingent consideration is payable in two increments of $5.0 million each at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. See "Acquisition of Business" contained herein in this Item 2 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. During the first nine months of 2016, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $56.6 million of securities lending agreements outstanding at September 30, 2016 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2016 was $57.3 million, and the maximum amount outstanding at any month end was $73.9 million. In addition, at September 30, 2016, we had $161.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2016 was $166.3 million, and the maximum amount outstanding at any month end was $190.0 million.

We had no repurchase agreements outstanding at September 30, 2016, nor did we utilize any repurchase agreements during the first nine months of 2016. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of September 30, 2016, we owned $31.6 million of FHLB common stock and had obtained $349.5 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2016	2015
Net Cash Provided by Operating Activities	$754.9	$999.4
Net Cash Used by Investing Activities	(520.6)	(454.8)
Net Cash Used by Financing Activities	(259.3)	(537.8)
Net Increase (Decrease) in Cash and Bank Deposits	$(25.0)	$6.8
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
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. Included in the purchase of fixed maturity securities during the first nine months of 2015 is the investment of proceeds received from FHLB funding advances. The sale and purchase of short-term investments is influenced by proceeds received as a result of our issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program. Included in cash outflows for the first nine months of 2016 is $128.5 million, net of cash acquired, related to our purchase of Starmount. Included in cash outflows for the first nine months of 2015 is $54.3 million related to our purchase of National Dental Plan Limited.

See Notes 4 and 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

In September 2016, we paid $350.0 million upon maturity of our 7.125% senior unsecured notes.

During the second quarter of 2016, we issued $350.0 million of 3.00% unsecured senior notes due 2021 and $250.0 million of 5.75% unsecured senior notes due 2042 and received total proceeds of $609.1 million.

During the first nine months of 2016 and 2015, we made principal payments of $49.0 million and $62.6 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2016 and 2015 was $309.1 million and $326.2 million, respectively, with a portion of the cash used in the first nine months of 2016 related to the settlement of amounts due on shares purchased in the fourth quarter of 2015. During the first nine months of 2016 and 2015, we paid dividends of $136.2 million and $129.2 million, respectively, to holders of Unum Group's common stock.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident	A	A	A2	A
Provident Life and Casualty	A	A	NR	NR
Unum Life of America	A	A	A2	A
First Unum Life	A	A	A2	A
Colonial Life & Accident	A	A	A2	A
Paul Revere Life	A	A	A2	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	B++	A	A2	NR
Unum Limited	NR	NR	NR	A-
NR = not rated

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. On August 5, 2016, AM Best upgraded its rating of Starmount Life Insurance Company to A- from the previous rating of B++, reflecting Starmount’s favorable overall operating performance in recent periods, as well as the increased financial flexibility and potential operational efficiencies resulting from Unum Group's acquisition of Starmount. There have been no other changes in any of the rating agencies' outlook statements or ratings during 2016 prior to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2015. During the first nine months of 2016, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 10 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2016	626,899	$31.90	626,899	$678,669,037
August 1 - August 31, 2016	1,599,400	34.19	1,599,400	623,992,510
September 1 - September 30, 2016	720,700	35.24	720,700	598,597,197
Total	2,946,999		2,946,999

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2016, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 26, 2017.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on October 27, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 27, 2016	By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date: October 27, 2016	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer