Form 10-K
period 2016-12-31
Unum Group
filed 2017-02-22
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

(Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $7.5 billion. As of February 21, 2017, there were 229,229,236 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management's Discussion and Analysis in Item 7, and the consolidated financial statements and related notes in Item 8), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission , may be considered forward-looking statements within the meaning of the Act. Forward-looking statements are those not based on historical information, but rather relate to our outlook, future operations, strategies, financial results, or other developments. Forward-looking statements speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the Securities and Exchange Commission, a practice which is known as "incorporation by reference." You can find many of these statements by looking for words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "plans," "assumes," "intends," "projects," "goals,” "objectives," or similar expressions in this document or in documents incorporated herein.

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

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), and Colonial Life & Accident Insurance Company, and in the United Kingdom, Unum Limited. We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We protect people when they need it most, and we believe the need for our products and services remains strong. We intend to continue protecting our solid margins and returns through our pricing and risk actions. We also continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market expansion, enhancing the customer experience, providing an innovative product portfolio of financial protection choices, and investing in new solutions to further improve productivity. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2016 is as follows:

Unum US	62.7%
Unum UK	6.3
Colonial Life	17.0
Closed Block	14.0
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, voluntary benefits, and dental and vision products. Unum US products are issued primarily by Unum America and Provident. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2016 is as follows:

Group Disability	44.9%
Group Life and Accidental Death & Dismemberment	29.6
Individual Disability	9.2
Voluntary Benefits	15.2
Dental and Vision	1.1
Total	100.0%

Group Long-term and Short-term Disability

We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70, or recovers from the disability. The benefits are limited to specified maximums as a percentage of income.

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

Dental and Vision

Group dental and vision products are sold to employers as employee benefit products. Individual dental and vision products are offered to individuals through independent agents and direct-to-consumer channels. Our dental products include a variety of insured and self-insured dental care plans including preferred provider organizations and scheduled reimbursement plans.

Group vision products provide coverage that includes a range of both in-network and out-of-network benefits for routine vision services offered either in conjunction with our dental product offerings or as stand-alone coverage. Individual vision products are currently sold exclusively as an optional rider to our individual dental policies.

Premiums for small case group dental and vision products are generally based on expected claims of a pool of similar risks plus a provision for administrative expenses, investment income, and profit. Premiums for large employer groups are underwritten on an experience-rated basis. Premiums for individual dental and vision products are generally guaranteed issue with standard industry rates that vary by age and region.

Profitability of our dental and vision products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Unum UK Segment

Our Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are issued primarily by Unum Limited and are sold in the United Kingdom through field sales personnel and independent brokers and consultants. Our market strategy for Unum UK is to offer benefits to employers and employees through the workplace with a focus on expansion of the number of employers and employees covered in our core market segment, which we define for Unum UK as employee groups with fewer than 500 employees.

The percentage of Unum UK segment premium income generated by each product line during 2016 is as follows:

Group Long-term Disability	67.1%
Group Life	20.0
Supplemental	12.9
Total	100.0%

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

Premiums for group critical illness products are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Underwriting and rate guarantees are similar to those utilized for group long-term disability products. Premiums for group dental products are generally based on standard industry rates that vary by age, with minor pricing variation based on the number of covered employees in the group.

Profitability of our supplemental products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

Our Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector market and in the commercial market, with a particular focus on the core commercial market segment, which we define for Colonial Life as accounts with fewer than 1,000 employees.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

The percentage of Colonial Life segment premium income generated by each product line during 2016 is as follows:

Accident, Sickness, and Disability	58.6%
Life	19.3
Cancer and Critical Illness	22.1
Total	100.0%

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Closed Block segment premium income for 2016 was comprised of approximately 45 percent individual disability and 55 percent group and individual long-term care.

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

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2016 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2016 was $1 million per covered life per policy. The retention amount remains at $1 million for 2017. For Unum Limited life insurance risk, during 2016 we had reinsurance agreements which provided 50 percent coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent coverage for lump sum benefits, as well as 100 percent coverage per covered life above that amount.  For 2017, our Unum Limited reinsurance agreements were modified to provide 75 percent coverage up to £500 thousand per covered life for group dependent life benefits.

We have reinsurance agreements on approximately 77 percent of our Closed Block individual disability business. As of December 31, 2016, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $5.4 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regards to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. line of covered business and up to £1 million of coverage for each U.K. covered line of business. We have the following coverage for 2017, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	90.0	60.0
Fourth	180.0	60.0
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2017, after an £80 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£16.0	20.0%
Second	10.4	22.5
Total Catastrophic Coverage	£26.4
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

Effective October 1, 2016, we entered into a reinsurance agreement under which we ceded 30 percent of the risk for certain blocks of Unum US individual disability policies, as well as some related claims development risk for a limited period of time. The agreement is on a non-proportional modified coinsurance basis with a provision for experience refunds.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to help limit interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and also at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

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

Competition

There is significant competition among insurance companies for the types of products we sell. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment services, and technology solutions. We believe that the principal competitive factors affecting our business are price, quality of the customer experience regarding service and claims management, integrated product choices, enrollment capabilities, financial strength ratings, and claims-paying ratings. In the individual and group disability markets, we compete in the United States with a number of major companies and regionally with other companies offering specialty products. Our principal competitors for our other products, including group life and the product offerings sold to groups of employees through payroll deduction, include the largest insurance companies in the United States. Some of these companies have more competitive pricing or have higher claims-paying ratings. Some may also have greater financial resources with which to compete.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. State insurance regulators in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

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

Capital Requirements

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally.

The NAIC continues to review the state-based solvency regulation framework to identify opportunities to respond to national and international insurance regulatory and solvency developments. The topics of its review include capital requirements, governance and risk management, statutory accounting and financial reporting, and reinsurance. This ongoing review will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. One of the outcomes of the NAIC's review was the adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act which, following enactment at the state level, requires insurers to provide, at least annually, a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. Of the states where our traditional U.S. insurance subsidiaries are domiciled, Louisiana, Maine, Massachusetts, New York, and Tennessee have enacted ORSA requirements, and we file an ORSA summary report annually with the applicable insurance regulators.

During 2016, the NAIC established a working group charged with developing a group capital calculation that can be used by regulators as a baseline quantitative measure in assessing the risks and financial position of insurance groups.  The initial recommendation for calculation is an RBC aggregation approach that would utilize existing regulatory calculations for legal entities within the group. Items still under development include the scope of the group of legal entities that would be subject to the calculation as well as factors to be used for non-insurance entities and non-U.S. insurance entities within the group. It is too early to predict what, if any, impact this will have on our capital requirements.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves. The effective date to begin a three-year implementation period is January 2017 and will apply only to new business. There will be no material impact on our statutory reserves.

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

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere. As of January 1, 2016, Solvency II, a European Union (EU) directive that prescribes new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum EEA Group received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  As a result, there was no material change to capital requirements or to solvency ratios for the Unum EEA Group.  In June 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently indicated that it will initiate the withdrawal process by the end of March 2017. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the treaty provides that the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period. It is too early to predict what, if any, impact this may have on existing capital requirements and risk management standards for our U.K. entities.

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

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding captive reinsurers) are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Louisiana, Maine, Massachusetts, New York, South Carolina, and Tennessee. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies, including a requirement that the ultimate controlling person of a U.S. insurer submit to the lead state insurance regulator an annual enterprise risk report, which identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, among states in which our insurance subsidiaries are domiciled, the model act and regulation are effective only in Louisiana.

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

Federal Laws and Regulations

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) effected comprehensive changes to the regulation of financial services in the United States. Dodd-Frank directed various government agencies and bodies to promulgate regulations implementing the law, many of which remain to be completed. Among other provisions, Dodd-Frank created a new framework for regulation of the over-the-counter derivatives markets, including requirements that certain swaps be executed through a centralized exchange or regulated facility and be cleared through a regulated clearinghouse. It also subjected us and major swap participants to capital and margin (i.e., collateral) requirements, which generally had the effect of increasing the costs of hedging and the credit risk posed by some counterparties.

Dodd-Frank also established the Federal Insurance Office (FIO) within the Department of the Treasury, with powers over most lines of insurance, and the Financial Stability Oversight Council (FSOC). The FIO is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. Although the FIO is prohibited from directly regulating the business of insurance, the FIO may also recommend enhanced regulations to state regulatory authorities or recommend to the FSOC that it designate an insurer as a "systemically important financial institution" (SIFI). An insurer designated as a SIFI could be subject to Federal Reserve supervision and heightened regulatory standards. We have not been designated as a SIFI, and at this time we believe it is unlikely that we would be designated as such.

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

The USA PATRIOT Act of 2001 (Patriot Act) contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain some similar provisions. Additionally, other federal laws and regulations, including the Foreign Corrupt Practices Act and regulations issued by the Office of Foreign Asset's Controls, as well as the U.K.'s Bribery Act of 2010, have increased requirements relating to identifying customers, prohibiting transactions with certain organizations or individuals, watching for and reporting suspicious transactions, responding to requests for information by regulatory authorities and law enforcement agencies, sharing information with other financial institutions, and requiring the implementation and maintenance of internal practices, procedures, and controls.

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

Geographic Areas

Operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment was approximately 6 percent of our consolidated operating revenue in 2016 and approximately 7 percent for 2015 and 2014. As of December 31, 2016, total assets and total liabilities for our Unum UK segment each equaled approximately 5 percent of consolidated assets and liabilities. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2016, we had approximately 9,400 full-time employees.

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

Name	Age	Position
Richard P. McKenney	48	President and Chief Executive Officer and a Director
Timothy G. Arnold	54	Executive Vice President, President and Chief Executive Officer, Colonial Life
Breege A. Farrell	57	Executive Vice President, Chief Investment Officer
Lisa G. Iglesias	51	Executive Vice President, General Counsel
Christopher J. Jerome	55	Executive Vice President, Global Services
John F. McGarry	59	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	50	President and Chief Executive Officer, Unum UK
Michael Q. Simonds	43	Executive Vice President, President and Chief Executive Officer, Unum US

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

We and our insurance subsidiaries are subject to extensive supervision and regulation. Changes in laws and regulations that affect our industry or the customers to whom we sell our products may affect the cost or demand for our products, increase capital requirements for our insurance subsidiaries, and adversely affect our profitability, liquidity, or growth.

Our insurance subsidiaries are subject to extensive supervision and regulation in the United States and abroad. The primary purpose of insurance regulation is to protect policyholders, not stockholders. To that end, applicable laws establish regulatory authorities, including state insurance departments in the United States and the PRA in the United Kingdom, with broad administrative powers over many aspects of the insurance business. For example, our insurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we and our insurance subsidiaries may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations can be complex and subject to differing interpretations and are regularly re-examined. Existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations. For example, they may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the ability of our insurance subsidiaries to do business in one or more of the jurisdictions in which they operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. The NAIC or state regulators may adopt revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K. and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

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

Changes in U.S. programs such as healthcare reform and financial services sector reform may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The U.S. social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and reserves. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

Changes in tax laws and other regulations or interpretations of such laws or regulations could unfavorably impact our corporate taxes. Furthermore, the value of deferred tax assets could be adversely impacted by our future earnings levels or changes in tax laws. Changes in tax laws could also make some of our products less attractive to consumers. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our statutory capital, financial condition, or results of operations.

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently indicated that it will initiate the withdrawal process by the end of March 2017. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period. We may see some dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be unfavorably impacted by the weakening of the British pound sterling relative to preceding periods.

Dodd-Frank directs various government agencies and bodies to promulgate regulations implementing the law, an ongoing process that continues to develop. As a result of the regulations implemented thus far, regulations directed at some derivative activities and the implementation of central clearing rules have increased the cost of some hedging activities primarily as a result of more restrictive collateral requirements. We cannot predict the requirements of the remaining regulations that might ultimately be adopted, whether existing requirements will be repealed or changed, or how or whether such regulations will affect our businesses, results of operations, cash flows, or financial condition, require us to raise additional capital, or result in a downgrade of our credit ratings.

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

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are price, the quality of our customer's experience regarding service and claims management, integrated product choices, enrollment capabilities, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the group products and the large number of insurance companies offering products in this market. There is a risk that purchasers of employee benefits products may be able to obtain more favorable terms from competitors in lieu of renewing coverage with us, particularly if industry pricing levels do not align with our view of adequate premium rates. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment capabilities, and technology solutions. The level and intensity of competition may also grow due to existing competitors becoming more aggressive, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future. See "Competition" contained herein in Item 1 for further discussion.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the re-pricing can be implemented, if at all, and the rate increases ultimately approved may be favorable or unfavorable relative to assumptions used to establish our reserves. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  Mortality continues to improve for the general population, and life expectancy has increased, which could lengthen the time a claimant receives long-term care benefits and may subject more policyholders to advanced aging and an associated increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities. Sustained periods of low or declining interest rates could result in increases in reserves and adversely affect our results of operations.

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

The functional currency of our U.K. operations is the British pound sterling. Fluctuations in the pound to dollar exchange rate have an effect on our reported financial results. Our reported consolidated financial results may continue to be unfavorably impacted by the weakening of the British pound sterling. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2016, we owned approximately 2.3 million square feet of office space, comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2016, we leased approximately 0.2 million square feet of office space in Worcester, Massachusetts and approximately 0.6 million square feet in various other locations throughout the United States, the United Kingdom, and Ireland. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2016
4th Quarter	$45.01	$34.83	$0.200
3rd Quarter	35.94	29.79	0.200
2nd Quarter	37.18	29.86	0.185
1st Quarter	32.83	23.99	0.185

2015
4th Quarter	$37.26	$31.22	$0.185
3rd Quarter	38.15	29.81	0.185
2nd Quarter	37.17	33.05	0.165
1st Quarter	35.21	30.72	0.165

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

As of February 21, 2017, there were 10,440 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2016:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2016	170,000	$35.55	170,000	$592,553,336
November 1 - November 30, 2016	1,196,327	39.66	1,196,327	545,103,097
December 1 - December 31, 2016	1,128,200	43.81	1,128,200	495,674,306
Total	2,494,527		2,494,527

(1) The average price paid per share excludes the cost of commissions.

(2) In May 2016, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 26, 2017.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2016	2015	2014	2013	2012
Income Statement Data

Revenue
Premium Income	$8,357.7	$8,082.4	$7,797.2	$7,624.7	$7,716.1
Net Investment Income	2,459.0	2,481.2	2,492.2	2,506.9	2,531.3
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1	6.8	56.2
Other Income	205.6	211.5	219.0	230.2	227.9
Total Revenue	11,046.5	10,731.3	10,524.5	10,368.6	10,531.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	6,941.8	6,782.8	7,310.8	6,595.7	6,722.2
Commissions	1,026.7	996.3	935.3	909.5	917.2
Interest and Debt Expense	166.0	152.8	167.5	149.4	145.4
Other Expenses (2)	1,564.3	1,561.1	1,568.9	1,494.0	1,481.1
Total Benefits and Expenses	9,698.8	9,493.0	9,982.5	9,148.6	9,265.9

Income Before Income Tax	1,347.7	1,238.3	542.0	1,220.0	1,265.6
Income Tax	416.3	371.2	139.9	373.0	377.5

Net Income	$931.4	$867.1	$402.1	$847.0	$888.1

Balance Sheet Data

Assets (3)	$61,941.5	$60,563.6	$62,422.5	$59,345.6	$62,191.0

Long-term Debt (3)	$2,999.4	$2,449.4	$2,601.6	$2,583.5	$2,722.7

Accumulated Other Comprehensive Income (Loss)	$(51.0)	$16.1	$166.4	$255.0	$628.0
Other Stockholders' Equity	9,019.0	8,647.8	8,355.5	8,384.9	7,976.6
Total Stockholders' Equity	$8,968.0	$8,663.9	$8,521.9	$8,639.9	$8,604.6

Per Share Data

Net Income
Basic	$3.96	$3.51	$1.57	$3.20	$3.16
Assuming Dilution	$3.95	$3.50	$1.57	$3.19	$3.15

Stockholders' Equity	$39.02	$35.96	$33.78	$33.23	$31.84

Cash Dividends	$0.77	$0.70	$0.62	$0.55	$0.47

Weighted Average Common Shares Outstanding
Basic (000s)	235,445.7	246,986.7	255,525.9	264,725.8	281,355.9
Assuming Dilution (000s)	235,979.2	247,854.7	256,652.8	265,949.2	281,756.8

(1) Includes a reserve increase of $698.2 million in 2014 related to our long-term care closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(2) Includes the net change in deferred acquisition costs as well as compensation expense and other expenses. Includes $64.4 million in 2014 related to a settlement loss for a pension plan amendment. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(3) Effective January 1, 2016, we adopted an accounting standards update for deferred debt issuance costs which required these costs to be presented in the balance sheet as a reduction of the carrying amount of the debt liability to which the deferred costs relate, rather than classifying the deferred costs as an asset. We applied the amendments retrospectively, adjusting all prior periods presented. See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

Executive Summary

2016 Operating Performance and Capital Management

For 2016, we reported net income of $931.4 million, or $3.95 per diluted common share, compared to net income of $867.1 million, or $3.50 per diluted common share, in 2015. Net income includes net realized investment gains and losses and non-operating retirement-related gains or losses. Excluding these items, after-tax operating income for 2016 was $926.2 million, or $3.92 per diluted common share, compared to $901.0 million, or $3.64 per diluted common share, in 2015. See "Reconciliation of Non-GAAP and Other Financial Measures" contained herein in this Item 7 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in operating income of 7.6 percent in 2016 compared to 2015, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment for 2016 was 69.2 percent, compared to 70.1 percent in 2015. Unum US sales were generally consistent in 2016 compared to 2015, aided by our acquisition in 2016 of a provider of dental and vision insurance in the U.S. workplace. Persistency continues to be strong and is consistent with our expectations.

Our Unum UK segment reported an increase in operating income, as measured in Unum UK's local currency, of 3.0 percent in 2016 compared to 2015, with an increase in premium income and net investment income, partially offset by less favorable benefits experience. Premium income in local currency increased 3.6 percent in 2016 relative to 2015. The benefit ratio for Unum UK was 69.4 percent in 2016 compared to 68.5 percent in 2015. Unum UK sales in local currency increased 13.8 percent in 2016 compared to 2015. Persistency improved in 2016 relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 1.6 percent in 2016 compared to 2015, with growth in premium income , partially offset by slightly less favorable benefits experience. The 2016 benefit ratio for Colonial Life was 51.3 percent compared to 51.0 percent in 2015. Colonial Life sales increased 10.3 percent in 2016 compared to 2015. Persistency was favorable in 2016 compared to 2015 and is consistent with our expectations.

Our Closed Block segment reported an increase in operating income of 8.7 percent in 2016 compared to 2015, with higher net investment income and a lower other expense ratio partially offset by a decline in premium income and less favorable benefits experience. Benefits experience for individual disability remains within our range of expectations. Long-term care experienced volatility during the second and third quarters of 2016, with a resulting interest adjusted loss ratio for full year 2016 that was slightly higher than our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.7 billion at December 31, 2016, compared to $3.7 billion at December 31, 2015, with the increase due to a decline in credit spreads partially offset by an increase in U.S. Treasury rates during 2016. The earned book yield on our investment portfolio was 5.30 percent for 2016 compared to a yield of 5.40 percent for 2015.

We believe our capital and financial positions are strong. At December 31, 2016, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was above 400 percent, in line with our expectations and generally consistent with the prior year end. During 2016, we repurchased 11.9 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $403 million. Our weighted average common shares outstanding, assuming dilution, equaled 236.0 million for 2016 compared to 247.9 million for 2015, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. During 2016 we also increased our dividends to shareholders 8.1 percent on an annualized basis. As of December 31, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $594 million, excluding amounts committed for subsidiary contributions.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently indicated that it will initiate the withdrawal process by the end of March 2017. Assuming the U.K. initiates the withdrawal process by giving notice that it is withdrawing from the EU, the U.K. and the EU will negotiate a withdrawal agreement during a maximum two-year period. We may see some dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be unfavorably impacted by the weakening of the British pound sterling. Further discussion is contained herein in this Item 7.

2016 and 2015 Acquisitions of Business

In August 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount), for a total cash purchase price of $140.3 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount will broaden our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products to be marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products are expected to be introduced in 2018 and will be reported in our Colonial Life segment. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, did not have a material impact on revenue, operating results, or sales for 2016.

In September 2015, we acquired 100 percent of the common shares and voting interests in National Dental Plan Limited and associated companies (National Dental) for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a leading provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings in the U.K. This acquisition, the results of which are included in our financial results and sales for the period subsequent to the date of acquisition, did not have a material impact on revenue, operating results, or sales for 2015. See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details on the acquisitions.

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

2014 Retirement Benefit Amendment

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

Consolidated Company Outlook for 2017

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market expansion, enhancing the customer experience, providing an innovative product portfolio of financial protection choices, and investing in new solutions to further improve productivity.

Our outlook for 2017 is for continued solid premium growth trends in our core businesses, with strong persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

The low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products. Tax reform may impact our operating results or the statutory capital of our U.S. insurance subsidiaries. Our reported consolidated financial results may also continue to be unfavorably impacted by the weakening of the British pound sterling.

We continue to analyze and employ strategies that we believe will help us navigate the current environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2016		2015		2014
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$931.4	$3.95	$867.1	$3.50	$402.1	$1.57
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $8.4; $(17.7); $3.3)	15.8	0.07	(26.1)	(0.11)	12.8	0.05
Non-operating Retirement-related Loss (net of tax benefit of $5.7; $4.1; $24.4)	(10.6)	(0.04)	(7.8)	(0.03)	(45.6)	(0.18)
Costs Related to Early Retirement of Debt (net of tax benefit of $-; $-, $2.8)	—	—	—	—	(10.4)	(0.04)
Long-term Care Reserve Increase (net of tax benefit of $-; $-; $244.4)	—	—	—	—	(453.8)	(1.77)
After-tax Operating Income	$926.2	$3.92	$901.0	$3.64	$899.1	$3.51

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

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Total Revenue	$11,046.5	$10,731.3	$10,524.5
Excluding:
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1
Operating Revenue	$11,022.3	$10,775.1	$10,508.4

Income Before Income Tax	$1,347.7	$1,238.3	$542.0
Excluding:
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1
Non-operating Retirement-related Loss	(16.3)	(11.9)	(70.0)
Costs Related to Early Retirement of Debt for Corporate	—	—	(13.2)
Long-term Care Reserve Increase for Closed Block	—	—	(698.2)
Operating Income	$1,339.8	$1,294.0	$1,307.3

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $41.5 billion and $41.4 billion at December 31, 2016 and 2015, respectively, or approximately 78.3 percent and 79.9 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $7.1 billion and $6.9 billion at December 31, 2016 and 2015, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Policy reserves for our Closed Block segment include certain older policy forms for individual disability, individual and group long-term care, and certain other products, all of which are no longer actively marketed. The reserves for individual disability and individual and group long-term care are determined using the gross premium valuation method. Key assumptions are persistency, mortality and morbidity, claim incidence, claim resolution rates, commission rates, and maintenance expense rates. For long-term care, premium rate increases are also a key assumption. We apply an interest, or discount, rate to determine the present value of the expected future claims, commissions, and expenses we will pay as well as the expected future premiums we will receive, with no provision for future profit. The interest rate is based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Under the gross premium valuation method, we do not include an embedded provision for the risk of adverse deviation from these assumptions. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient in the future.

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.8 billion on a gross basis. We have ceded $5.0 billion of these other products' policy reserves to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

Multiple estimation methods exist to establish claim reserve liabilities, with each method having its own advantages and disadvantages. Available reserving methods utilized to calculate claim reserves include the tabular reserve method, the paid loss development method, the incurred loss development method, the count and severity method, and the expected claim cost method. No single method is better than the others in all situations and for all product lines. The estimation methods we have chosen are those that we believe produce the most reliable reserves.

We use a tabular reserve methodology for our Unum US group and individual long-term disability claims and for our Closed Block group and individual long-term care claims that have been reported. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis, as well as assumptions regarding claim duration, discount rate, and policy benefit offsets. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as on IBNR claims, is determined in aggregate using a paid loss development method rather than on the individual claimant basis that we use for reported claims on long-term products. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

Claim reserves for Unum US group life and accidental death and dismemberment products are related primarily to death claims reported but not yet paid, IBNR death claims, and a liability for waiver of premium benefits. The death claim reserve is based on the actual face amount to be paid, the IBNR reserve is calculated using the paid loss development method, and the waiver of premium benefits reserve is calculated using the tabular reserve methodology.

Claim reserves supporting the group and individual dental and vision products reported in our Unum US segment have a short claim payout period. As a result, the reserves, which primarily represent IBNR and a small amount of claims pending payment, are calculated using the paid loss development method.

Claim reserves supporting our Unum UK segment are calculated using generally the same methodology that we use for Unum US disability and group term life reserves. Claim reserves for our Unum UK group dependent life product are calculated using discounted cash flows, based on our assumptions for claim duration and discount rates. The assumptions used in calculating claim reserves for this segment are based on standard United Kingdom industry experience, adjusted for Unum UK's own experience.

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

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. See "Executive Summary" contained herein in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2016
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,201.0	$608.6	29.3%	$6,809.6	$74.3	$6,735.3
Group Life and Accidental Death & Dismemberment	65.4	0.3	704.8	192.6	3.9	962.8	4.1	958.7
Individual Disability	544.6	3.0	1,298.5	130.6	6.1	1,973.7	201.0	1,772.7
Voluntary Benefits	1,492.7	8.2	45.5	50.6	0.4	1,588.8	27.7	1,561.1
Dental and Vision	—	—	3.9	8.1	0.1	12.0	0.2	11.8
Unum US Segment	2,102.7	11.5	8,253.7	990.5	39.8	11,346.9	307.3	11,039.6

Unum UK Segment	18.2	0.1	1,714.2	113.3	7.9	1,845.7	81.8	1,763.9

Colonial Life Segment	1,871.0	10.3	277.8	132.0	1.8	2,280.8	7.9	2,272.9

Individual Disability	513.6	2.8	9,696.4	251.6	42.8	10,461.6	1,601.2	8,860.4
Long-term Care	7,898.4	43.3	1,360.4	136.6	6.4	9,395.4	41.8	9,353.6
Other	5,848.3	32.0	189.8	132.1	1.3	6,170.2	5,030.6	1,139.6
Closed Block Segment	14,260.3	78.1	11,246.6	520.3	50.5	26,027.2	6,673.6	19,353.6

Subtotal	$18,252.2	100.0%	$21,492.3	$1,756.1	100.0%	41,500.6	7,070.6	34,430.0

Adjustment Related to Unrealized Investment Gains and Losses						4,253.2	321.3	3,931.9

Consolidated						$45,753.8	$7,391.9	$38,361.9

	December 31, 2015
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,347.0	$597.2	29.2%	$6,944.2	$66.3	$6,877.9
Group Life and Accidental Death & Dismemberment	68.3	0.4	725.9	186.8	3.8	981.0	4.8	976.2
Individual Disability	552.9	3.1	1,238.2	130.8	5.8	1,921.9	109.9	1,812.0
Voluntary Benefits	1,434.4	8.1	48.9	48.5	0.4	1,531.8	28.6	1,503.2
Unum US Segment	2,055.6	11.6	8,360.0	963.3	39.2	11,378.9	209.6	11,169.3

Unum UK Segment	21.0	0.1	2,053.6	135.0	9.2	2,209.6	101.2	2,108.4

Colonial Life Segment	1,760.0	10.0	276.5	132.2	1.7	2,168.7	8.1	2,160.6

Individual Disability	620.0	3.5	9,922.8	259.2	42.8	10,802.0	1,568.5	9,233.5
Long-term Care	7,383.3	41.9	1,225.4	123.4	5.7	8,732.1	42.5	8,689.6
Other	5,810.8	32.9	204.2	140.5	1.4	6,155.5	4,991.0	1,164.5
Closed Block Segment	13,814.1	78.3	11,352.4	523.1	49.9	25,689.6	6,602.0	19,087.6

Subtotal	$17,650.7	100.0%	$22,042.5	$1,753.6	100.0%	41,446.8	6,920.9	34,525.9

Adjustment Related to Unrealized Investment Gains and Losses						3,578.4	263.2	3,315.2

Consolidated						$45,025.2	$7,184.1	$37,841.1

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

1.
The discount rate, which is used in calculating both policy reserves and incurred and IBNR claim reserves, is the interest rate that we use to discount future claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In this case, the reserves may eventually be insufficient. We set our assumptions based on our current and expected future investment yield of the assets supporting the reserves, considering current and expected future market conditions. If the investment yield on new investments that are purchased differs from the investment yield of the existing investment portfolio, it is likely that the discount rate assumption on claims will be adjusted to reflect the impact of the new investment yield.

2.
The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability or long-term care claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided, and the time since initial disability. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

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

Trends in Key Assumptions

Generally, we do not expect our mortality and morbidity claim incidence trends or our persistency trends to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time. We have historically experienced an increase in our group long-term disability morbidity claim incidence trends during and following a recessionary period and believe claim incidence trends may continue to somewhat follow general economic conditions and demographics of the general workforce.

Claim incidence rates for Unum US and Unum UK group long-term disability were lower during 2016 compared to the prior year. Claim incidence rates for our Closed Block long-term care line of business continue to be generally consistent with the revised assumptions we established during our 2014 reserve review and assumption update. See "2014 Long-term Care Reserve Increase" contained herein in this Item 7.

Interest rates were slightly higher at the end of 2016 compared to the overall level of 2015. However, they remain well below historical norms. The assumptions we used to discount our reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group long-term disability product line and in our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2015 and 2016 have varied by -5 and +3 percent in our Unum US group long-term disability line of business and between -3 and +5 percent in our Closed Block individual disability line of business, which represent the majority of our claim reserves. During 2016, claim resolution rates pertaining to life and overall mortality experience were relatively consistent with the levels of 2015 and 2014. On an annual basis for the years 2014 to 2016, our overall claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions.

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

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2016 claim reserve balance (in millions of dollars)
Unum US group long-term disability	3.3%	$220
Closed Block individual disability	2.5%	$237

In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2014, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates. For example, a 25 basis point change in the assumed discount rate over the lifetime of our long-term care business would impact reserves by approximately $450 million, assuming all other factors held constant.

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

Approximately 87.6 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2016, our key assumptions used to develop the future amortization of acquisition costs deferred during 2016 did not change materially from those used in 2015.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2016 and 2015.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2016	2015
					(in millions of dollars)
Unum US
Group Disability	6	29%	0%	0%	$89.8	$79.3
Group Life and Accidental Death & Dismemberment	6	34%	0%	0%	73.4	66.9
Supplemental and Voluntary:
Individual Disability	20	70%	43%	20%	432.4	421.4
Voluntary Benefits	20	54%	21%	7%	580.0	568.8
Dental and Vision	6	31%	0%	0%	0.9	—

Unum UK
Group Long-term Disability	3	0%	0%	0%	3.6	4.7
Group Life	3	0%	0%	0%	1.3	1.3
Supplemental	20	55%	13%	2%	16.5	21.1

Colonial Life
Accident, Sickness, and Disability	15	45%	11%	1%	451.8	415.1
Life	25	68%	30%	14%	243.1	238.8
Cancer and Critical Illness	19	58%	25%	10%	201.4	191.1

Totals					$2,094.2	$2,008.5

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

As of December 31, 2016, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk-free interest rates of 1.93 percent for five-year maturities to 3.07 percent for 30-year maturities were derived from the December 31, 2016 yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 1.76 percent for five-year maturities to 3.02 percent for 30-year maturities used at December 31, 2015.

•
Baa corporate bond spread adjustments ranging from 1.20 percent to 2.32 percent were added to the risk-free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 1.60 percent to 3.30 percent at December 31, 2015. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2016, approximately 9.2 percent of our fixed maturity securities were categorized as Level 1, 86.6 percent as Level 2, and 4.2 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

The U.S. defined benefit pension plans were closed to new entrants and were amended to freeze participation as of December 31, 2013. The U.K. defined benefit pension plan was closed to new entrants effective December 31, 2002 and was subsequently amended to freeze participation effective June 30, 2014. The OPEB plan was closed to new entrants effective December 31, 2012.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2017	2016	2017	2016	2017	2016
Discount Rate	4.40%	4.80%	2.70%	3.80%	4.20%	4.70%
Expected Long-term Rate of Return on Plan Assets	7.25%	7.50%	3.50%	4.90%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2016
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(2.6)	$(174.9)	$117.6
Discount Rate	- 50 bp	2.9	196.6	(132.2)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(8.0)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	8.0	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2016, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $50.8 million, or 3.6 percent due to a favorable return on assets of approximately 8 percent, partially offset by the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan increased £28.1 million, or 17.9 percent, due to a favorable return on assets of approximately 20 percent, partially offset by the payment of benefits and expenses. Although our rate of return on plan assets for 2016 exceeded our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2016, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $736.0 million and an unrecognized prior service credit of $11.1 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $746.1 million at December 31, 2016, will be amortized over the average remaining life expectancy of the plan, which is approximately 25 years for the U.S. plan and 33 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $10.1 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at four years, to the extent the loss is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2016, $506.6 million of the actuarial loss was outside of the corridor for the U.S. plans and £17.2 million was outside of the corridor for the U.K. plan. At December 31, 2016, none of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $15.8 million, $11.6 million, and $3.9 million in 2016, 2015, and 2014, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,454.1 million at December 31, 2016, compared to $1,403.3 million at December 31, 2015. The plan was in an underfunded position of $312.1 million and $233.8 million at December 31, 2016 and December 31, 2015, respectively. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £185.1 million at December 31, 2016, compared to £157.0 million at December 31, 2015. The U.K. pension plan was in an overfunded position of £4.3 million and £18.8 million at December 31, 2016 and 2015, respectively.

The fair value of plan assets in our OPEB plan was $10.8 million and $11.2 million at December 31, 2016 and 2015, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Income Taxes

We provide for federal, state, and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities.  Our accounting for income taxes represents our best estimate of various events and transactions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws in a multitude of jurisdictions, both domestic and foreign.  The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect profitability.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  Significant judgment is required in determining valuation allowances. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.  In the event we determine that we most likely will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance is charged to earnings in the period such determination is made.  Likewise, if it is later determined that it is more likely than not that those deferred tax assets will be realized, the previously provided valuation allowance is reversed.

In establishing a liability for unrecognized tax benefits, assumptions are made in determining whether, and to what extent, a tax position may be sustained. GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in income tax returns. The evaluation of a tax position is a two step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a position that satisfies the recognition threshold at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not threshold but that now satisfy the recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. If a previously recognized tax position is settled for an amount that is different from the amount initially measured, the difference will be recognized as a tax benefit or expense in the period the settlement is effective.

Future events, such as changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on our provision for income tax and our effective tax rate, which could significantly affect the amounts reported in our financial statements.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Revenue
Premium Income	$8,357.7	3.4%	$8,082.4	3.7%	$7,797.2
Net Investment Income	2,459.0	(0.9)	2,481.2	(0.4)	2,492.2
Net Realized Investment Gain (Loss)	24.2	(155.3)	(43.8)	N.M.	16.1
Other Income	205.6	(2.8)	211.5	(3.4)	219.0
Total Revenue	11,046.5	2.9	10,731.3	2.0	10,524.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,941.8	2.3	6,782.8	(7.2)	7,310.8
Commissions	1,026.7	3.1	996.3	6.5	935.3
Interest and Debt Expense	166.0	8.6	152.8	(8.8)	167.5
Deferral of Acquisition Costs	(592.4)	4.0	(569.7)	8.7	(524.0)
Amortization of Deferred Acquisition Costs	493.0	2.2	482.3	9.4	440.8
Compensation Expense	832.1	(0.4)	835.1	1.7	820.9
Other Expenses	831.6	2.2	813.4	(2.1)	831.2
Total Benefits and Expenses	9,698.8	2.2	9,493.0	(4.9)	9,982.5

Income Before Income Tax	1,347.7	8.8	1,238.3	128.5	542.0
Income Tax	416.3	12.1	371.2	165.3	139.9

Net Income	$931.4	7.4	$867.1	115.6	$402.1

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

Our weighted average pound/dollar exchange rate was 1.357, 1.528, and 1.646 for years ended 2016, 2015, and 2014, respectively. If the 2015 and 2014 results for our U.K. operations had been translated at the lower exchange rate of 2016, our operating revenue by segment in 2015 and 2014 would have been lower by approximately $80 million and $135 million, respectively, and our operating income in 2015 and 2014 would have been lower by approximately $25 million and $10 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We continued to report year-over-year premium growth in 2016 and 2015 in each of our principal operating business segments, as measured in local currency, due to sales growth, premium rate increases, the addition of the dental and vision product offerings, and generally stable to favorable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income declined slightly in 2016 relative to 2015 due primarily to a decrease in yield on invested assets and the unfavorable impact of the lower foreign currency exchange rate on translated financial results for 2016, partially offset by higher levels of invested assets. Net investment income declined in 2015 relative to 2014 due primarily to a decrease in yield on invested assets and lower income from inflation index-linked bonds in our Unum UK segment, partially offset by higher levels of invested assets and higher miscellaneous investment income, which includes income from bond call premiums, mortgage fees and payoffs, and partnership investments.

We recognized $30.5 million of other-than-temporary impairment losses on fixed maturity securities in 2016 compared to losses of $32.4 million and $13.5 million in 2015 and 2014, respectively. We recognized hedge gains of $35.9 million during 2015 associated with the maturity of debt issued by one of our U.K. subsidiaries and $13.1 million during 2014 associated with the early retirement of a portion of that debt. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $40.9 million, $(37.7) million, and $3.3 million in 2016, 2015, and 2014, respectively. See Notes 4 and 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Overall benefits experience was favorable in 2016 relative to the prior periods, with a consolidated benefit ratio of 83.1 percent in 2016 compared to 83.9 percent in 2015 and 93.8 percent in 2014. Excluding the 2014 reserve adjustment, the benefit ratio for 2014 was 84.8 percent. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs increased year-over-year in each of the years presented above due primarily to sales growth. Growth in the level of the deferred asset resulted in higher amortization in each of the years presented, relative to the preceding period. Also affecting the year-over-year comparability of amortization of acquisition costs was the increase in amortization in 2015 due to a higher level of Unum US supplemental and voluntary policy terminations relative to assumptions for certain issue years.

Interest and debt expense was higher in 2016 relative to 2015 due primarily to higher levels of outstanding debt during 2016. Interest and debt expense was lower in 2015 relative to the prior year due primarily to $13.2 million of costs incurred in 2014 related to the early retirement of a portion of the debt issued by one of our U.K. subsidiaries. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other expenses, including compensation expense, increased in 2016 relative to 2015. However, the premium income growth rate in 2016 more than offset the growth rate in other expenses as we continue our focus on expense management and operating efficiencies, resulting in a decline in the other expense ratio during 2016 relative to the prior year. Other expenses, including compensation expense, decreased in 2015 compared to 2014 primarily due to the impact of the settlement loss recognized in 2014 in conjunction with a pension plan amendment. See Note 9 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Our effective income tax rate for 2016 was 30.9 percent, compared to 30.0 percent in 2015 and 25.8 percent in 2014.  Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate.  Our effective tax rates for 2016 and 2015 were favorably impacted by the enactment of income tax rate reductions by the U.K government.  The enactments reduced the net deferred tax liability related to our U.K. operations by $4.5 million in 2016 and $6.5 million in 2015.  Our 2015 income tax also includes a reduction in federal income taxes of $6.8 million related to our resolution with the Internal Revenue Service of certain outstanding issues.  In 2014, our U.S. earnings included a long-term care reserve charge that resulted in a larger proportion of our 2014 earnings derived from our foreign operations and taxed at the lower rate, therefore reducing our overall effective tax rate. See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "operating revenue" and "operating income" or "operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and non-operating retirement-related gains or losses. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 7. See also "Segment Results" contained herein in this Item 7 for further discussion of operating and sales results for each of our segments and major product lines.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Unum US	$943.8	0.4%	$939.6	4.2%	$902.1

Unum UK	£62.7	13.8%	£55.1	6.2%	£51.9

Colonial Life	$483.6	10.3%	$438.5	6.9%	$410.1
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

Unum US Segment

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability, voluntary benefits, and dental and vision products. During the third quarter of 2016, we acquired Starmount, a provider of dental and vision insurance in the U.S. workplace. The acquisition of Starmount did not have a material impact on our operating results or sales for 2016. See "Acquisition of Business" contained herein in this Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income	$5,240.9	5.7%	$4,960.0	6.4%	$4,659.7
Net Investment Income	828.7	(4.2)	865.3	(1.5)	878.9
Other Income	113.3	(4.9)	119.2	(2.4)	122.1
Total	6,182.9	4.0	5,944.5	5.0	5,660.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,624.3	4.2	3,476.7	5.7	3,288.1
Commissions	580.4	3.2	562.2	6.3	528.7
Deferral of Acquisition Costs	(314.1)	2.2	(307.3)	5.0	(292.7)
Amortization of Deferred Acquisition Costs	275.2	1.1	272.3	9.8	248.1
Other Expenses	1,102.9	1.1	1,090.6	4.5	1,043.6
Total	5,268.7	3.4	5,094.5	5.8	4,815.8

Operating Income	$914.2	7.6	$850.0	0.6	$844.9

Operating Ratios (% of Premium Income):
Benefit Ratio	69.2%		70.1%		70.6%
Other Expense Ratio	21.0%		22.0%		22.4%
Operating Income Ratio	17.4%		17.1%		18.1%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$1,726.6	5.0%	$1,644.7	5.9%	$1,553.5
Group Short-term Disability	626.1	3.1	607.4	8.8	558.1
Total Premium Income	2,352.7	4.5	2,252.1	6.7	2,111.6
Net Investment Income	479.5	(3.4)	496.5	(3.8)	515.9
Other Income	91.1	(1.9)	92.9	2.1	91.0
Total	2,923.3	2.9	2,841.5	4.5	2,718.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,863.8	1.6	1,834.0	5.0	1,746.4
Commissions	178.2	3.5	172.2	6.8	161.2
Deferral of Acquisition Costs	(46.4)	7.4	(43.2)	7.5	(40.2)
Amortization of Deferred Acquisition Costs	35.9	6.5	33.7	28.1	26.3
Other Expenses	572.1	(0.1)	572.4	4.1	550.0
Total	2,603.6	1.3	2,569.1	5.1	2,443.7

Operating Income	$319.7	17.4	$272.4	(0.9)	$274.8

Operating Ratios (% of Premium Income):
Benefit Ratio	79.2%		81.4%		82.7%
Other Expense Ratio	24.3%		25.4%		26.0%
Operating Income Ratio	13.6%		12.1%		13.0%

Persistency:
Group Long-term Disability	91.0%		92.1%		90.6%
Group Short-term Disability	87.7%		88.1%		89.6%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income increased compared to 2015, driven primarily by growth in the in-force block due to prior year sales, partially offset by lower persistency. Net investment income was lower relative to 2015 due primarily to a decline in yield on invested assets. Other income, which is comprised primarily of fees from administrative services products, is generally consistent with 2015.

Benefits experience was favorable compared to 2015 due primarily to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line as well as lower prevalence rates in our group short-term disability product line. Our renewal premium rate increases over the past several quarters also contributed to the improvement in the benefit ratio. Partially offsetting the favorable claim experience was a 50 basis point decrease in the discount rate for group long-term disability new claim incurrals which we implemented in the fourth quarter of 2016.

Commissions and the deferral of acquisition costs were higher compared to 2015 due to prior year sales growth and the timing of certain sales-related expenses. The amortization of deferred acquisition costs increased relative to 2015 due to growth in the level of the deferred asset. The other expense ratio was favorable to 2015 due to growth in premium income and a continued focus on expense management and operating efficiencies.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased compared to 2014, driven by sales growth and premium rate increases, as well as favorable persistency in the group long-term disability product line. Net investment income declined relative to 2014 due to a decrease in the level of invested assets and a decline in yields. Other income increased slightly relative to 2014.

Benefits experience was favorable compared to 2014 due to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line, offset partially by the 50 basis point decrease in the discount rate which we implemented during the fourth quarter of 2014 for group long-term disability new claim incurrals.

Commissions and the deferral of acquisition costs were higher relative to 2014 due to sales growth and the corresponding increase in deferrable expenses. The amortization of deferred acquisition costs increased relative to 2014 due to growth in the level of the deferred asset. The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a decline in the other expense ratio compared to 2014.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Group Life	$1,410.0	4.6%	$1,347.4	6.7%	$1,262.3
Accidental Death & Dismemberment	140.3	6.5	131.7	4.6	125.9
Total Premium Income	1,550.3	4.8	1,479.1	6.5	1,388.2
Net Investment Income	113.4	(16.1)	135.1	(0.1)	135.2
Other Income	4.5	114.3	2.1	50.0	1.4
Total	1,668.2	3.2	1,616.3	6.0	1,524.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,112.6	4.8	1,061.6	8.8	975.8
Commissions	126.8	4.6	121.2	7.0	113.3
Deferral of Acquisition Costs	(35.7)	7.2	(33.3)	6.4	(31.3)
Amortization of Deferred Acquisition Costs	29.2	11.5	26.2	22.4	21.4
Other Expenses	213.5	(1.0)	215.7	5.1	205.2
Total	1,446.4	4.0	1,391.4	8.3	1,284.4

Operating Income	$221.8	(1.4)	$224.9	(6.4)	$240.4

Operating Ratios (% of Premium Income):
Benefit Ratio	71.8%		71.8%		70.3%
Other Expense Ratio	13.8%		14.6%		14.8%
Operating Income Ratio	14.3%		15.2%		17.3%

Persistency:
Group Life	90.7%		89.2%		90.8%
Accidental Death & Dismemberment	90.3%		89.8%		91.1%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income increased compared to 2015 due to sales growth and improved persistency. Net investment income was lower compared to 2015 due primarily to a decrease in the level of invested assets.

Benefits experience was consistent with 2015, with favorable benefits experience under group life waiver of premium benefits generally offset by a higher average claim size in accidental death & dismemberment.

Commissions and the deferral of acquisition costs were higher compared to 2015 due to sales growth. The amortization of deferred acquisition costs increased relative to 2015 due to growth in the level of the deferred asset. The other expense ratio was favorable to 2015 due to growth in premium income and a continued focus on expense management.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased compared to 2014 primarily due to growth in the in-force block resulting from prior year sales, partially offset by lower persistency. Net investment income was generally consistent with 2014, with an increase in the level of invested assets offset by a decline in yield.

Benefits experience was unfavorable compared to 2014 due to a higher average paid claim size in both group life and accidental death and dismemberment.

Commissions and the deferral of acquisition costs were higher compared to 2014 due to strong sales in the second half of 2014 and a corresponding increase in deferrable commissions which were expensed during the applicable periods of 2015. The amortization of deferred acquisition costs increased compared to 2014 due to growth in the level of the deferred asset.  The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a slight decline in the other expense ratio compared to 2014.
Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$480.3	0.3%	$478.9	2.7%	$466.1
Voluntary Benefits	796.5	6.2	749.9	8.1	693.8
Dental and Vision	61.1	—	—	—	—
Total Premium Income	1,337.9	8.9	1,228.8	5.9	1,159.9
Net Investment Income	235.8	0.9	233.7	2.6	227.8
Other Income	17.7	(26.9)	24.2	(18.5)	29.7
Total	1,591.4	7.0	1,486.7	4.9	1,417.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	647.9	11.5	581.1	2.7	565.9
Commissions	275.4	2.5	268.8	5.7	254.2
Deferral of Acquisition Costs	(232.0)	0.5	(230.8)	4.3	(221.2)
Amortization of Deferred Acquisition Costs	210.1	(1.1)	212.4	6.0	200.4
Other Expenses	317.3	4.9	302.5	4.9	288.4
Total	1,218.7	7.5	1,134.0	4.3	1,087.7

Operating Income	$372.7	5.7	$352.7	7.0	$329.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	52.9%		51.8%		51.6%
Voluntary Benefits	44.3%		44.4%		46.9%
Dental and Vision	66.6%		—%		—%
Other Expense Ratio	23.7%		24.6%		24.9%
Operating Income Ratio	27.9%		28.7%		28.4%

Persistency:
Individual Disability	91.1%		90.3%		90.0%
Voluntary Benefits	76.9%		75.9%		77.6%
Dental and Vision	84.6%		—%		—%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income was higher compared to 2015, driven by the addition of the dental and vision product offering as a result of the Starmount acquisition during the third quarter of 2016 as well as growth in the in-force block of voluntary benefits products due to sales and favorable persistency. Premium income for our individual disability product line was generally consistent with 2015, with growth in premium income mostly offset by the impact of a reinsurance agreement we entered into during the fourth quarter of 2016 whereby we ceded 30 percent of the risk for certain blocks of our individual disability business on a non-proportional modified coinsurance basis. Net investment income was slightly higher compared to 2015 due to growth in the level of invested assets, partially offset by a decline in yield on invested assets. Other income decreased relative to 2015 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line was less favorable compared to 2015 due primarily to a higher average claim size and lower claim recoveries. Benefits experience for voluntary benefits was generally consistent with 2015, with favorable experience in our disability and critical illness product lines offset somewhat by less favorable experience in our life product line. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business, but the benefits experience since acquisition was consistent with expectations.

Commissions were higher compared to 2015 due primarily to the addition of the dental and vision product line, partially offset by commissions ceded in the individual disability product line related to the fourth quarter of 2016 reinsurance agreement. The deferral of acquisition costs was generally consistent with the prior year. Amortization of deferred acquisition costs declined year over year due to a higher level of policy terminations in 2015 relative to assumptions for certain issue years within certain product lines. Our other expense ratio improved relative to 2015 as we continue our focus on expense management and operating efficiencies.

We had goodwill of $271.1 million at December 31, 2016, none of which is currently believed to be at risk for future impairment. The increase in goodwill during 2016 is attributable to the acquisition of Starmount.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income was higher compared to 2014 due to sales growth, partially offset by a decline in persistency in the voluntary benefits product line. Net investment income was higher relative to 2014 due to growth in the level of invested assets and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets. Other income decreased relative to 2014 due primarily to an expected decline in surrender fees as our interest sensitive products mature.

Benefits experience for the individual disability product line was generally consistent with 2014. Benefits experience for voluntary benefits was favorable compared to 2014 due primarily to improved claim experience in our disability product line and a release of active life reserves in the critical illness product line resulting from a higher level of policy terminations during 2015 relative to 2014.

Commissions and deferral of acquisition costs were higher compared to 2014 due primarily to sales growth. The amortization of deferred acquisition costs was higher compared to 2014 due primarily to growth in the level of the deferred asset and the impact of a higher level of policy terminations in 2015 relative to assumptions for certain issue years within certain product lines. The growth in premium income during 2015 more than offset the growth in other expenses related to continued investment in the growth of our business, resulting in a slight decline in the other expense ratio compared to 2014.

Sales

(in millions of dollars)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$217.8	(9.1)%	$239.7	7.2%	$223.6
Group Short-term Disability	114.6	(4.3)	119.7	0.8	118.8
Group Life and AD&D	270.1	8.0	250.1	(5.6)	264.8
Subtotal	602.5	(1.1)	609.5	0.4	607.2
Supplemental and Voluntary
Individual Disability	65.1	(3.6)	67.5	18.8	56.8
Voluntary Benefits	261.7	(0.3)	262.6	10.3	238.1
Dental and Vision	14.5	—	—	—	—
Subtotal	341.3	3.4	330.1	11.9	294.9
Total Sales	$943.8	0.4	$939.6	4.2	$902.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$378.1	(6.7)%	$405.4	0.9%	$401.7
Large Case Market	224.4	9.9	204.1	(0.7)	205.5
Subtotal	602.5	(1.1)	609.5	0.4	607.2
Supplemental and Voluntary	341.3	3.4	330.1	11.9	294.9
Total Sales	$943.8	0.4	$939.6	4.2	$902.1

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Group disability sales decreased compared to 2015 due to lower sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and in the large case market segment, partially offset by an increase in sales to existing customers. Sales for group life and accidental death and dismemberment increased compared to 2015, primarily driven by higher sales in the large case market. The sales mix in the group market sector for 2016 was approximately 63 percent core market and 37 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased compared to 2015 due to lower sales to large case customers. Voluntary benefits sales were generally consistent with 2015, with an increase in sales in the core market offset by lower sales to new customers in the large case market. We also reported sales of $14.5 million for the Starmount dental and vision products for the period subsequent to the date of acquisition.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Group disability sales increased compared to 2014 due to higher sales to existing customers in both the core market and in the large case market. Sales for group life and accidental death and dismemberment declined compared to 2014 due to lower sales to new customers, partially offset by higher sales to existing customers in the core market. The sales mix in the group market sector for 2015 was approximately 67 percent core market and 33 percent large case market, generally consistent with the level of 2014.

Individual disability sales increased due primarily to sales to new customers. Sales of voluntary benefits were higher compared to 2014, with increases in both core and large case market sales.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2017, we will focus on client expansion, consumer engagement, and collaborative partnerships, all underpinned by strong risk management. We intend to broaden our client relationships and build additional partnerships to open new digital channels. We also aim to enhance the customer experience through new product offerings such as dental and vision, investing in processes with a focus on quality and simplification, and the utilization of technology to enhance enrollment, underwriting, and online claims. We believe our active client management and differentiated integrated customer experience across our product lines will continue to enable us to grow our market.

We anticipate solid operating income growth in 2017, with disciplined sales and premium growth, consistent risk management, and improving operational efficiency. We believe further improvement in our premium and sales growth rates will occur if overall economic conditions continue to improve and/or industry pricing levels increase to better align with our view of adequate premium rates.  We believe future profit margin improvement is achievable, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness. Underpinning our strategy is our continued commitment to risk management discipline, talent development, and our core values.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well discount rates on our insurance liabilities. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income.  As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We believe the group long-term disability reserve discount rate reduction during 2016 provides a strong balance sheet position for 2017. We currently expect our group disability benefit ratio for full year 2017 to be generally consistent with the level of 2016, although unfavorable economic conditions could lead to a higher rate of claim incidence or lower levels of claim recoveries.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	$355.2	(10.6)%	$397.4	(5.1)%	$418.9
Group Life	105.7	(13.0)	121.5	(8.8)	133.2
Supplemental	68.4	19.4	57.3	4.0	55.1
Total Premium Income	529.3	(8.1)	576.2	(5.1)	607.2
Net Investment Income	118.1	(5.4)	124.9	(17.3)	151.0
Other Income	0.2	N.M.	—	—	—
Total	647.6	(7.6)	701.1	(7.5)	758.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	367.4	(6.9)	394.8	(8.4)	431.0
Commissions	38.9	(6.9)	41.8	(2.3)	42.8
Deferral of Acquisition Costs	(8.2)	(14.6)	(9.6)	(8.6)	(10.5)
Amortization of Deferred Acquisition Costs	9.7	(14.2)	11.3	(9.6)	12.5
Other Expenses	111.2	(9.0)	122.2	(9.2)	134.6
Total	519.0	(7.4)	560.5	(8.2)	610.4

Operating Income	$128.6	(8.5)	$140.6	(4.9)	$147.8

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

(in millions of pounds, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Group Long-term Disability	£262.0	0.8%	£259.9	2.2%	£254.4
Group Life	78.0	(1.9)	79.5	(1.6)	80.8
Supplemental	50.5	34.7	37.5	12.3	33.4
Total Premium Income	390.5	3.6	376.9	2.3	368.6
Net Investment Income	87.3	7.0	81.6	(10.9)	91.6
Other Income	0.1	N.M.	—	N.M.	0.1
Total	477.9	4.2	458.5	(0.4)	460.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	270.9	5.0	258.1	(1.3)	261.4
Commissions	28.9	5.5	27.4	5.4	26.0
Deferral of Acquisition Costs	(6.1)	(3.2)	(6.3)	(1.6)	(6.4)
Amortization of Deferred Acquisition Costs	7.2	(2.7)	7.4	(2.6)	7.6
Other Expenses	82.2	2.9	79.9	(2.4)	81.9
Total	383.1	4.5	366.5	(1.1)	370.5

Operating Income	£94.8	3.0	£92.0	2.4	£89.8

Weighted Average Pound/Dollar Exchange Rate	1.357		1.528		1.646

Operating Ratios (% of Premium Income):
Benefit Ratio	69.4%		68.5%		70.9%
Other Expense Ratio	21.0%		21.2%		22.2%
Operating Income Ratio	24.3%		24.4%		24.4%

Persistency:
Group Long-term Disability	89.5%		89.2%		90.1%
Group Life	81.3%		80.0%		76.0%
Supplemental	89.9%		87.7%		86.6%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income was higher compared to 2015 due primarily to growth in the supplemental product line resulting from the acquisition of the dental product offering in September 2015. Sales growth and favorable persistency in the group long-term disability product line also contributed to the growth in premium income.

Net investment income increased compared to 2015 due primarily to growth in the level of invested assets and higher investment income from inflation index-linked bonds. We invest in inflation index-linked bonds to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The year-over-year increase in net investment income attributable to these index-linked bonds was more than offset by changes in the reserves for future claims payments related to the inflation-linked group long-term disability and group life policies.

Overall benefits experience was unfavorable compared to 2015 due primarily to an increase in the claim incidence rate in our group life product line. Group long-term disability benefits experience was slightly favorable compared to 2015 due primarily to a higher level of net claim settlements and lower claims incidence. Benefits experience for our supplemental line of business was less favorable due to a higher average claim size in our group critical illness product line and the addition of the dental product line, which typically has a higher benefit ratio than other product lines in our supplemental line of business.

Commissions were higher compared to 2015 due primarily to sales growth in 2016. The deferral of acquisition costs and amortization of deferred acquisition costs were generally consistent in 2016 compared to 2015. The other expense ratio was lower relative to 2015 due to our continued focus on expense management.

We had goodwill of £29.4 million, or $36.3 million, at December 31, 2016, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income was higher compared to 2014 due primarily to growth in our in-force group long-term disability product line resulting from prior year sales growth and stable persistency and in the supplemental product line resulting from the acquisition of the dental product offering.

Net investment income declined compared to 2014 due primarily to lower income from inflation index-linked bonds. The year-over-year decrease in net investment income attributable to these index-linked bonds was largely offset by a more favorable year-over-year change in the reserves for future claims payments related to the inflation-linked group long-term disability and group life policies.

Benefits experience was favorable compared to 2014 due as a result of favorable experience in both the group long-term disability and group life product lines. The favorable group long-term disability benefits experience was due primarily to favorable claim recoveries, partially offset by unfavorable mortality experience. The favorable group life experience was due to a lower claim incidence rate and a lower average claim size.

Commissions were higher compared to 2014 due primarily to sales growth in 2015. The deferral of acquisition costs and amortization of deferred acquisition costs were generally consistent compared to 2014. The other expense ratio decreased in 2015 relative to 2014 due to our focus on expense management.

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Sales by Product
Group Long-term Disability	$50.2	(6.0)%	$53.4	(7.0)%	$57.4
Group Life	23.8	(7.4)	25.7	8.0	23.8
Supplemental	10.5	110.0	5.0	28.2	3.9
Total Sales	$84.5	0.5	$84.1	(1.2)	$85.1

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$42.0	(5.2)%	$44.3	4.2%	$42.5
Large Case Market	32.0	(8.0)	34.8	(10.1)	38.7
Subtotal	74.0	(6.4)	79.1	(2.6)	81.2
Supplemental	10.5	110.0	5.0	28.2	3.9
Total Sales	$84.5	0.5	$84.1	(1.2)	$85.1

Sales by Product
Group Long-term Disability	£37.2	6.3%	£35.0	(0.3)%	£35.1
Group Life	17.8	6.0	16.8	16.7	14.4
Supplemental	7.7	133.3	3.3	37.5	2.4
Total Sales	£62.7	13.8	£55.1	6.2	£51.9

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£31.2	7.6%	£29.0	12.4%	£25.8
Large Case Market	23.8	4.4	22.8	(3.8)	23.7
Subtotal	55.0	6.2	51.8	4.6	49.5
Supplemental	7.7	133.3	3.3	37.5	2.4
Total Sales	£62.7	13.8	£55.1	6.2	£51.9

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Group long-term disability sales increased compared to 2015 due to higher sales to new customers in our core market, or employee groups with fewer than 500 employees, and higher sales to existing customers in our large case market.

Group life sales increased compared to 2015 due to higher sales to existing customers in both the core and large case markets, partially offset by a decline in sales to new customers in our large case market.

Supplemental sales increased compared to 2015 due primarily to the addition of sales related to our dental product offering as well as higher sales in our group critical illness product line.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Sales in group long-term disability were generally consistent compared to 2014. In the group long-term disability core market sales increased in 2015 relative to 2014 due primarily to sales to new customers. Sales in the group long-term disability large case market were lower due to a decline in sales to existing customers partially offset by higher sales to new customers.

Group life sales increased compared to 2014 due to higher sales to new customers in both the core and large case markets, partially offset by a decline in sales to existing customers.

Supplemental sales were higher relative to 2014 due primarily to higher sales in our group critical illness and individual disability product lines.

Segment Outlook

We remain committed to driving growth in the U.K. market, and during 2017 we will continue to build on those capabilities that we believe will generate growth and profitability in our businesses. Expanding our group long-term disability market position remains a significant opportunity and priority. Our key priorities in 2017 include the implementation of price increases across interest sensitive product lines while maintaining solid persistency results, continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to accelerate growth in non-interest sensitive product lines such as group life, critical illness, and dental. We will expand our distribution and build marketing and digital capabilities which we believe will drive sustainable growth. We are simplifying our processes and operations to deliver efficiencies and maintain service levels. We will remain focused on risk discipline and putting our customers first.

We may see some near-term dampening of growth in Unum UK due to the current disruption and uncertainty in the U.K. economy as a result of the referendum by the U.K. to withdraw from the EU. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. We anticipate returning to more normal levels of premium growth when economic conditions improve and there are higher levels of employment, increases in corporate payrolls, and expansion of benefit spending.

We expect the lower interest rate environment to continue to have a negative impact on our growth expectations in the near-term, and unfavorable economic conditions may also lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We believe the current low levels of inflation in the U.K. may adversely impact our index-linked net investment income, with an expected corresponding reduction in the cost of benefits. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$830.0	5.2%	$789.0	3.8%	$759.8
Life	273.8	8.5	252.4	8.9	231.8
Cancer and Critical Illness	313.3	5.4	297.2	5.4	282.1
Total Premium Income	1,417.1	5.9	1,338.6	5.1	1,273.7
Net Investment Income	141.5	(2.7)	145.4	(0.1)	145.5
Other Income	1.2	N.M.	0.1	—	0.1
Total	1,559.8	5.1	1,484.1	4.6	1,419.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	726.4	6.4	683.0	3.4	660.6
Commissions	313.6	6.8	293.5	11.9	262.3
Deferral of Acquisition Costs	(270.1)	6.8	(252.8)	14.5	(220.8)
Amortization of Deferred Acquisition Costs	208.1	4.7	198.7	10.3	180.2
Other Expenses	267.6	5.9	252.6	6.1	238.0
Total	1,245.6	6.0	1,175.0	4.9	1,120.3

Operating Income	$314.2	1.6	$309.1	3.4	$299.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.3%		51.0%		51.9%
Other Expense Ratio	18.9%		18.9%		18.7%
Operating Income Ratio	22.2%		23.1%		23.5%

Persistency:
Accident, Sickness, and Disability	75.6%		74.8%		75.5%
Life	85.0%		84.9%		85.2%
Cancer and Critical Illness	82.9%		81.2%		83.5%

N.M. = not a meaningful percentage

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income increased in 2016 relative to 2015 as a result of sales growth and favorable persistency in all lines of business. Net investment income decreased relative to the prior year, due to a decline in yield and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was less favorable in 2016 compared to 2015 due to higher claim incidence rates in the life line of business, partially offset by improved claims experience in the accident, sickness, and disability and the cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher relative to 2015 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased compared to the prior year due primarily to growth in the level of the deferred asset. The other expense ratio was consistent with 2015 as the growth rate in expenses was commensurate with our premium growth rate.

We had goodwill of $27.7 million at December 31, 2016 related to the acquisition of Starmount, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income increased relative to 2014 as a result of sales growth in all lines of business, partially offset by a decline in persistency. Net investment income was generally consistent in 2015 relative to 2014, with an increase in the level of invested assets offset by a decline in yield and lower miscellaneous investment income.

Benefits experience was favorable compared to 2014 due to favorable incurred benefits in the accident, sickness, and disability product line and the release of active life reserves in the cancer and critical illness product lines related to policy terminations.

Commissions and the deferral of acquisition costs were higher relative to 2014 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased compared to 2014 due primarily to growth in the level of the deferred asset. The other expense ratio was slightly higher compared to 2014 due primarily to continued investment in our business.
Sales

(in millions of dollars)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Sales by Product
Accident, Sickness, and Disability	$310.6	12.5%	$276.1	5.9%	$260.7
Life	94.0	9.8	85.6	8.6	78.8
Cancer and Critical Illness	79.0	2.9	76.8	8.8	70.6
Total Sales	$483.6	10.3	$438.5	6.9	$410.1

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$309.0	6.3%	$290.8	5.5%	$275.6
Large Case Market	59.8	10.3	54.2	1.9	53.2
Subtotal	368.8	6.9	345.0	4.9	328.8
Public Sector	114.8	22.8	93.5	15.0	81.3
Total Sales	$483.6	10.3	$438.5	6.9	$410.1

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

We reported year-over-year sales growth in both new and existing customer account sales for 2016. By market sector, commercial market sales increased due to higher new and existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 employees, and the large case market. The growth in our public sector market for 2016 was primarily attributable to existing customer account sales. The number of new accounts increased 17.3 percent in 2016 compared to 2015, and the average new case size decreased 5.9 percent.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Sales were higher in 2015 compared to 2014 due to growth in new and existing customer account sales. Commercial market sales increased compared to 2014 due to higher new and existing customer account sales in the core market and higher existing customer account sales in the large case market. The growth in our public sector market for 2015 was attributable to new and existing customer account sales. The number of new accounts increased 10.0 percent in 2015 compared to 2014, and the average new case size decreased 7.5 percent.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2017, we intend to focus on expanding our distribution, introducing new products and services, enhancing the customer experience, and investing in new solutions to further improve productivity.  We believe there is significant opportunity for growth in our core market, particularly those employers with fewer than 100 employees.  This market is currently underserved, and we believe having a large national distribution system is critical to reaching those markets. We intend to focus on accelerating growth during 2017 through territory expansion, territory growth, and persistency investments. We believe our distribution system, enrollment capabilities, public sector expertise, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales and premium growth trends in 2017.  The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  We expect our annual benefit ratio for 2017 to be generally consistent with the level of 2016.  While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Premium Income
Individual Disability	$521.9	(8.8)%	$572.4	(8.4)%	$624.8
Long-term Care	643.9	1.6	633.5	0.4	630.9
All Other	4.6	170.6	1.7	88.9	0.9
Total Premium Income	1,170.4	(3.1)	1,207.6	(3.9)	1,256.6
Net Investment Income	1,352.2	2.4	1,320.0	3.0	1,281.5
Other Income	86.0	(3.7)	89.3	(2.7)	91.8
Total	2,608.6	(0.3)	2,616.9	(0.5)	2,629.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,223.7	(0.2)	2,228.3	(24.0)	2,931.1
Commissions	93.8	(5.1)	98.8	(2.7)	101.5
Interest and Debt Expense	6.9	4.5	6.6	(9.6)	7.3
Other Expenses	154.7	(5.7)	164.1	(2.4)	168.2
Total	2,479.1	(0.7)	2,497.8	(22.1)	3,208.1

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	129.5	8.7	119.1	120.6	(578.2)
Long-term Care Reserve Increase	—	—	—	—	698.2
Operating Income	$129.5	8.7	$119.1	(0.8)	$120.0

Interest Adjusted Loss Ratios:
Individual Disability	83.6%		82.8%		83.6%
Long-term Care	91.1%		87.6%		196.6%
Long-term Care Excluding the Reserve Increase	—%		—%		85.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.2%		13.6%		13.4%
Income (Loss) Ratio	11.1%		9.9%		(46.0)%
Operating Income Ratio	11.1%		9.9%		9.5%

Persistency:
Individual Disability	90.9%		90.9%		91.3%
Long-term Care	94.8%		95.7%		95.4%

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income for individual disability decreased compared to 2015 due to expected policy terminations and maturities. Premium income for long-term care increased due to rate increases, partially offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies.  The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher relative to 2015 due to increased invested asset levels and higher miscellaneous investment income.  Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower compared to 2015 primarily due to lower investment income on those investment portfolios driven by a decrease in the level of invested assets.

Individual disability benefits experience was unfavorable relative to 2015 due to unfavorable mortality experience, lower recoveries, and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond tenders and calls experienced during 2016.  Long-term care benefits experience was unfavorable relative to the prior year due to higher submitted claims as well as the unfavorable impact of a large group case moving to an individual policy ported status during 2016.

Interest and debt expense was slightly higher compared to 2015 due to increases in the underlying floating rate for the outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings), partially offset by a lower level of outstanding debt resulting from principal repayments.  The other expense ratio was lower than 2015 due to lower litigation expenses and our continued focus on operating effectiveness and expense management.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premium income for individual disability decreased compared to 2014 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases and stable persistency.

Net investment income was higher relative to 2014 due to increased invested asset levels and higher miscellaneous investment income, partially offset by a decrease in yield on invested assets.  Other income was lower compared to 2014 primarily due to lower investment income from the investment portfolios held by the ceding companies.

Individual disability benefits experience was favorable relative to 2014 primarily due to favorable mortality.  Long-term care benefits experience was favorable relative to the prior year due to the 2014 reserve increase, as previously discussed.  Excluding this reserve increase, long-term care benefits experience was unfavorable compared to 2014 due to less favorable development in active life reserves as a result of higher persistency.

Interest and debt expense was lower than 2014 due to principal repayments on the outstanding debt issued by Northwind Holdings.  The other expense ratio was generally consistent with 2014.

Segment Outlook

Our strategy for our Closed Block remains substantially unchanged. During 2017, we intend to continue our focus on long-term care premium rate increases and the offer of policyholder options, operational effectiveness, financial analysis, and capital management. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. We also believe the implementation of our long-term care rate increases contributed to higher claim submissions and may continue to do so in the near term. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2016	% Change	2015	% Change	2014
Operating Revenue
Net Investment Income	$18.5	(27.7)%	$25.6	(27.5)%	$35.3
Other Income	4.9	69.0	2.9	(42.0)	5.0
Total	23.4	(17.9)	28.5	(29.3)	40.3

Interest and Other Expenses	170.1	11.0	153.3	(2.9)	157.9

Operating Loss Including Costs Related to Early Retirement of Debt	(146.7)	(17.5)	(124.8)	(6.1)	(117.6)
Costs Related to Early Retirement of Debt	—	—	—	(100.0)	13.2
Operating Loss	$(146.7)	(17.5)	$(124.8)	(19.5)	$(104.4)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Net investment income was lower relative to 2015 due primarily to the decrease in the yield on invested assets and lower miscellaneous investment income.

Interest and other expenses were higher relative to 2015 due primarily to higher levels of outstanding debt and expenses related to the acquisition of Starmount.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Net investment income was lower relative to 2014 due primarily to lower levels of invested assets.

Interest and other expenses decreased relative to 2014 due to $13.2 million of costs incurred in 2014 related to the early retirement of a portion of the debt issued by one of our U.K. subsidiaries. The remaining balance on the debt matured in 2015. Partially offsetting this favorable year-over-year comparison were higher legal expenses incurred during 2015.
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

We have a formal investment policy that includes overall quality and diversification objectives and establishes limits by asset class, investment rating, and single issuer. The majority of our investments are in investment-grade publicly traded securities. This ensures the desired liquidity and preserves the capital value of our portfolios, although due to the long-term nature of our insurance liabilities we are also able to invest in less liquid investments to obtain superior returns within the limits of our investment policy. Our asset mix guidelines and limits are established by us, reviewed by the risk and finance committee of Unum Group's board of directors, and approved by the boards of directors of our insurance subsidiaries. We review our policies and guidelines annually, or more frequently if deemed necessary, and recommend adjustments as appropriate.

See "Critical Accounting Estimates" contained herein in this Item 7 for further discussion of our valuation of investments.
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2016

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,580.5	$191.1	$488.3	$23.8	$2,092.2	$214.9
Capital Goods	4,218.6	426.5	527.2	16.8	3,691.4	443.3
Communications	3,032.1	359.4	397.7	24.1	2,634.4	383.5
Consumer Cyclical	1,413.4	132.2	128.9	2.8	1,284.5	135.0
Consumer Non-Cyclical	6,510.8	606.1	1,222.1	53.6	5,288.7	659.7
Energy	5,016.4	482.4	696.7	35.0	4,319.7	517.4
Financial Institutions	3,269.9	251.7	412.1	12.6	2,857.8	264.3
Mortgage/Asset-Backed	2,230.4	125.5	514.0	9.2	1,716.4	134.7
Sovereigns	914.7	199.9	—	—	914.7	199.9
Technology	1,579.3	78.5	324.6	7.8	1,254.7	86.3
Transportation	1,888.1	235.1	216.8	7.7	1,671.3	242.8
U.S. Government Agencies and Municipalities	3,540.4	469.6	265.0	8.3	3,275.4	477.9
Public Utilities	8,022.7	1,106.6	275.8	16.9	7,746.9	1,123.5
Total	$44,217.3	$4,664.6	$5,469.2	$218.6	$38,748.1	$4,883.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2016 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2016. The decrease in the unrealized loss on fixed maturity securities during 2016 was due primarily to a decrease in credit spreads, partially offset by an increase in U.S. Treasury rates which occurred during the period.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016				2015
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$119.2	$2.2	$0.8	$15.7	$73.2
> 90 <= 180 days	12.5	0.3	4.8	34.0	56.0
> 180 <= 270 days	0.1	4.0	0.4	26.3	157.9
> 270 days <= 1 year	8.9	—	2.7	68.9	24.9
> 1 year <= 2 years	9.5	8.1	25.5	24.2	17.3
> 2 years <= 3 years	0.5	—	—	3.3	9.7
> 3 years	1.1	1.1	2.2	2.5	2.9
Sub-total	151.8	15.7	36.4	174.9	341.9

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	3.8
> 180 <= 270 days	—	—	—	—	11.1
> 1 year <= 2 years	—	—	—	—	3.6
Sub-total	—	—	—	—	18.5

Total	$151.8	$15.7	$36.4	$174.9	$360.4

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2016				2015
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$8.2	$0.4	$2.4	$3.7	$10.2
> 90 <= 180 days	1.4	0.3	3.5	4.5	50.8
> 180 <= 270 days	0.5	1.6	1.9	41.5	51.1
> 270 days <= 1 year	4.1	0.9	14.5	43.0	1.3
> 1 year <= 2 years	19.7	30.6	71.3	38.7	34.5
> 2 years <= 3 years	16.0	11.4	—	11.3	15.0
> 3 years	16.9	10.2	19.9	10.5	5.3
Sub-total	66.8	55.4	113.5	153.2	168.2

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	—	—	—	9.6
> 180 <= 270 days	—	—	—	22.8	21.6
> 270 days <= 1 year	—	—	8.9	33.9	4.1
> 1 year <= 2 years	—	6.4	—	26.0	21.8
> 2 years <= 3 years	—	—	—	13.5	7.6
> 3 years	—	6.6	6.8	0.2	5.0
Sub-total	—	13.0	15.7	96.4	69.7

Fair Value <= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	20.4
> 1 year <= 2 years	—	—	—	—	10.3
> 2 years <= 3 years	—	—	—	—	13.3
Sub-total	—	—	—	—	44.0

Total	$66.8	$68.4	$129.2	$249.6	$281.9

At December 31, 2016, we held one below-investment grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was in the communications sector and had a fair value of $60.5 million and a gross unrealized loss of $10.9 million.

During 2016, we recognized an other-than-temporary impairment loss of $11.6 million on fixed maturity securities issued by a large U.S.-based energy company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment. Additionally, the lower oil prices resulted in the company's banks significantly reducing the availability on the company’s revolving line of credit. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years.
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

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2016, 2015, or 2014.

At December 31, 2016, we had minimal exposure to investments for which the payment of interest and principal is guaranteed under a financial guaranty insurance policy, and the securities in aggregate have a weighted average credit rating of investment-grade absent the guaranty insurance policy. At December 31, 2016, we held $83.2 million fair value ($71.9 million amortized cost) of perpetual debentures, or "hybrid" securities, that generally have no fixed maturity date. Interest on these securities due on any payment date may be deferred by the issuer. The interest payments are generally deferrable only to the extent that the issuer has suspended dividends or other distributions or payments to any of its shareholders or any other perpetual debt instrument.

At December 31, 2016, our mortgage/asset-backed securities had an average life of 5.14 years, effective duration of 5.66 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2016, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,346.1 million and $3,398.0 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is also heightened for investments in certain other countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At December 31, 2016, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices.  These include exploration and production companies, refineries, midstream and pipeline companies, and oilfield service businesses.  The sharp drop in the price of oil, which began in 2014 and accelerated in 2015, put pressure on the earnings and cash flows of some of these businesses.  During the latter part of 2016, the price of oil recovered from the low levels experienced in 2015 and early 2016, which alleviated some of the pressure on these businesses. The degree to which a business is affected by oil and gas prices can vary greatly depending on, among other things, its energy subsector, exposure to different types of oil and gas within a subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.  At December 31, 2016, approximately one-third of our exposure to the energy sector was represented by the independent and oilfield subsectors where demand for products is highly correlated with oil and gas prices. The remaining two-thirds of our exposure to the energy sector was represented by the midstream, integrated, refining, and other energy subsectors, which tend to be more correlated to product volume sales as opposed to the commodity price.  The majority of our energy sector holdings are investment-grade fixed maturity securities. During 2016, we recognized other-than-temporary impairment losses totaling $30.3 million on fixed maturity securities issued by energy sector companies, including the $11.6 million loss as previously discussed. At December 31, 2016, the fair value of investment-grade fixed maturity securities in the energy sector was $4,376.1 million, with a gross unrealized gain of $505.8 million and a gross unrealized loss of $15.5 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $640.3 million, with a gross unrealized gain of $11.6 million and a gross unrealized loss of $19.5 million. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
At December 31, 2016

(in millions of dollars)
Classification by Subsector	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$2,217.0	$151.3	$337.2	$11.6	$1,879.8	$162.9
Oil and Gas-Independent	1,517.6	166.4	203.5	12.9	1,314.1	179.3
Oil Field	144.0	4.3	62.1	6.7	81.9	11.0
Oil-Integrated	828.6	136.5	22.5	1.3	806.1	137.8
Oil-Refining	258.1	22.8	61.9	2.0	196.2	24.8
Other Energy	51.1	1.1	9.5	0.5	41.6	1.6
Total	$5,016.4	$482.4	$696.7	$35.0	$4,319.7	$517.4

Mortgage Loans

Our mortgage loan portfolio was $2,038.9 million and $1,883.6 million on an amortized cost basis at December 31, 2016 and 2015, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at December 31, 2016 or 2015.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.8 million at December 31, 2016. We held $26.1 million of cash collateral from our counterparties at December 31, 2016. The carrying value of fixed maturity securities posted as collateral to our counterparties was $35.2 million at December 31, 2016. We had no cash collateral posted to our counterparties at December 31, 2016. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $41.9 million and $36.8 million on a fair value basis at December 31, 2016 and 2015, respectively.

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

The liquidity requirements of the holding company Unum Group are met by fixed maturity securities, short-term investments and cash, and dividends from our subsidiaries, primarily our insurance subsidiaries, as well as the issuance of common stock, debt, or other capital securities and borrowings from our credit facilities, as needed. As of December 31, 2016, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $594 million, excluding amounts committed for subsidiary contributions. The balance was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 5.4 years, and various money-market funds. Our sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.

Approximately $110 million of the amount held at December 31, 2016 was held in certain of our U.K. subsidiaries.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2016 and authorizes the repurchase of up to $750 million of common stock through November 2017, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2016. During 2016, we repurchased 11.9 million shares at a cost of approximately $403 million. The dollar value of shares remaining under the current repurchase program was approximately $496 million at December 31, 2016. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. At December 31, 2016, the capital adequacy and individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. As of January 1, 2016, Solvency II, an EU directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulatory Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented. As a result there was no material change to capital requirements or to solvency ratios for the Unum EEA Group. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the U.K. referendum to withdraw from the EU, but economic conditions may in the near term cause volatility in our solvency ratios.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2016 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $664 million, of which $605.2 million was declared and paid. The amount available during 2016 from Unum Limited was approximately £148 million, as assessed under the requirements prior to Solvency II, of which £70.0 million was declared and paid to one of our U.K. holding companies. During 2016, Northwind Re paid dividends of $92.7 million to Northwind Holdings. Fairwind paid no dividends during 2016.

During 2017, we intend to maintain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $859 million is available, without prior approval by regulatory authorities, during 2017 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Following the changes established by Solvency II regarding dividend capacity, approximately £271 million is available for the payment of dividends from Unum Limited during 2017, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of $64.8 million and £3.6 million to our U.S. and U.K. defined contribution plans, respectively, in 2016 and expect to make contributions of approximately $75 million and £4 million during 2017. We made no contributions to our U.S. qualified defined benefit pension plan or our U.K. defined benefit pension plan during 2016, nor do we expect to make any contributions to either plan during 2017. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Maturities, Purchases, and Retirement of Debt

Our $350.0 million 7.125% senior unsecured notes matured during 2016, and the remaining balance of our $151.9 million 6.85% senior secured notes matured during 2015. In 2014, we purchased and retired $145.0 million principal of the 6.85% notes, including a make-whole amount of $13.2 million, for a total cost of $158.2 million.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $64.0 million, $74.4 million, and $41.6 million in 2016, 2015, and 2014, respectively.

Issuance of Debt

In 2016, we issued a total of $600.0 million aggregate principal amount of senior notes: (i) $350.0 million aggregate principal amount of senior notes due in 2021 with an annual coupon rate of 3.00%, and (ii) $250.0 million aggregate principal amount of senior notes due in 2042 with an annual coupon rate of 5.75%, pursuant to a reopening of the $250.0 million aggregate principal amount outstanding of our 5.75% senior notes due 2042 issued in 2012. Both issuances are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt. A portion of the net proceeds of the offering were used for repayment of the debt which matured in 2016. The remainder of the proceeds are expected to be used for general corporate purposes.

In 2015, we issued $275.0 million of unsecured senior notes. These notes, due 2025, bear interest at a fixed rate of 3.875% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

In 2014, we issued $350.0 million of unsecured senior notes. These notes, due 2024, bear interest at a fixed rate of 4.00% and are payable semi-annually. The notes are callable at or above par and rank equally in right of payment with all of our other unsecured and unsubordinated debt.

Credit Facility

In 2016, we amended the terms of our five-year, $400 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there was no borrowed amount outstanding. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of these covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds or lines of credit through the facility. While maintenance of the unsecured, revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2016:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Long-term Debt	$4,929.7	$152.3	$484.2	$993.1	$3,300.1

Policyholder Liabilities	43,488.1	4,625.5	6,956.5	5,388.7	26,517.4

Pension and OPEB	655.9	20.5	40.4	39.5	555.5

Payables for Collateral on Investments	410.5	410.5	—	—	—

Miscellaneous Liabilities	804.1	624.2	32.6	10.7	136.6

Operating Leases	189.6	50.8	48.3	31.9	58.6

Purchase Obligations	327.9	322.4	5.0	0.5	—

Total	$50,805.8	$6,206.2	$7,567.0	$6,464.4	$30,568.2

Receipts Due

Reinsurance Recoverable	$7,846.6	$328.4	$611.6	$618.7	$6,287.9

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

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, contingent considerations, state premium taxes payable, amounts due to reinsurance companies, legally binding commitments to fund investments, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment is uncertain are included in the one year or less category.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 8, 9, 13, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include commitments of $314.0 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $13.8 million at December 31, 2016.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.8 million at December 31, 2016. We held cash collateral from our counterparties of $26.1 million at December 31, 2016 and had posted fixed maturity securities with a carrying value of $35.2 million as collateral to our counterparties.

See Notes 3, 4, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $29.9 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2016 and were reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2016 was $53.8 million, and the maximum amount outstanding at any month end was $73.9 million. In addition, at December 31, 2016, we had $155.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2016 was $170.5 million, and the maximum amount outstanding at any month end was $197.7 million.

We had no repurchase agreements outstanding at December 31, 2016, nor did we utilize any repurchase agreements during 2016. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2016, we owned $31.6 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2016	2015	2014
Net Cash Provided by Operating Activities	$1,116.1	$1,292.1	$1,223.6
Net Cash Used by Investing Activities	(710.0)	(713.0)	(886.6)
Net Cash Used by Financing Activities	(418.6)	(568.7)	(328.6)
Net Change in Cash and Bank Deposits	$(12.5)	$10.4	$8.4

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

Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program. Our cash flows for 2015 include the proceeds received from our FHLB funding advances and the subsequent deployment of those funds to purchase fixed maturity securities. Our cash flows for 2016 and 2015 include cash outflows, net of cash acquired, of $129.2 million and $54.3 million related to our purchases of Starmount and National Dental, respectively.

See Notes 3 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During 2016, we repaid $350.0 million principal upon maturity of our 7.125% notes. During 2015, we repaid $151.9 million principal upon maturity of our 6.85% notes. During 2014, we retired $145.0 million principal of the 6.85% notes, including a make-whole amount of $13.2 million, for a total cash outflow of $158.2 million. During 2016, 2015, and 2014 we made principal payments of $64.0 million, $74.4 million, and $41.6 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

During 2016, we issued $350.0 million of 3.00% unsecured senior notes due in 2021 and $250.0 million of 5.75% unsecured senior notes due in 2042 and received total proceeds of $609.1 million, excluding the associated debt issuance costs and discounts. During 2015, we issued $275.0 million of 3.875% unsecured senior notes due in 2025 and received proceeds of $271.4 million, excluding the associated debt issuance costs and discounts. During 2014, we issued $350.0 million of 4.00% unsecured senior notes due in 2024 and received proceeds of $347.2 million, excluding the associated debt issuance costs and discounts.

Cash used to repurchase shares of Unum Group's common stock during 2016, 2015, and 2014 was $405.2 million, $417.9 million, and $306.0 million, respectively. During 2016, 2015, and 2014 we paid dividends of $182.6 million, $174.2 million, and $159.4 million, respectively, to holders of Unum Group's common stock.

See "Debt" contained herein in this Item 7, and Notes 8 and 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A	A2	A
Provident Life and Casualty Insurance Company	A	A	NR	NR
Unum Life Insurance Company of America	A	A	A2	A
First Unum Life Insurance Company	A	A	A2	A
Colonial Life & Accident Insurance Company	A	A	A2	A
The Paul Revere Life Insurance Company	A	A	A2	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	B++	A	A2	NR
Unum Limited	NR	NR	NR	A-

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

AM Best, Fitch, and S&P affirmed their ratings for our domestic insurance subsidiaries and issuer credit rating for Unum Group during 2016. Moody's affirmed its ratings during 2015. On August 5, 2016, AM Best upgraded its rating of Starmount Life Insurance Company to A- from the previous rating of B++, reflecting that company's favorable overall operating performance in recent periods, as well as the increased financial flexibility and potential operational efficiencies resulting from Unum Group's acquisition of Starmount. There have been no other changes in any of the rating agencies' outlook statements or ratings during 2016 or in 2017 prior to the date of this filing.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2016 and 2015 based on a hypothetical immediate increase of 100 basis points in interest rates from year-end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2016 and 2015 are shown as follows:

	December 31, 2016
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$44,217.3	$40,646.2	$(3,571.1)
Mortgage Loans		2,122.2	2,004.8	(117.4)
Policy Loans, Net of Reinsurance Ceded		358.1	331.5	(26.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,970.8)	$(1,898.3)	$2,072.5
Long-term Debt		(3,175.8)	(2,985.8)	190.0

Derivatives (1)
Swaps	$1,042.0	$(20.0)	$(43.0)	$(23.0)
Forwards	10.0	(0.1)	0.3	0.4
Embedded Derivative in Modified Coinsurance Arrangement		(46.7)	(51.3)	(4.6)

	December 31, 2015
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$43,354.4	$39,917.3	$(3,437.1)
Mortgage Loans		2,013.9	1,914.1	(99.8)
Policy Loans, Net of Reinsurance Ceded		347.9	321.5	(26.4)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,344.6)	$(1,038.5)	$2,306.1
Short-term Debt		(366.2)	(363.6)	2.6
Long-term Debt		(2,645.9)	(2,472.4)	173.5

Derivatives (1)
Swaps	$1,470.3	$(0.4)	$(7.2)	$(6.8)
Embedded Derivative in Modified Coinsurance Arrangement		(87.6)	(88.1)	(0.5)

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.7 billion of investable cash flows in 2017. Assuming interest rates and credit spreads remain constant throughout 2018 at the January 2017 market levels, our net investment income would decrease by approximately $0.5 million in 2017 and $4.8 million in 2018 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2017 or 2018.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2016 and 2015 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $90 million and $100 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2016 and 2015, before-tax operating income, as reported in U.S. dollars, would have decreased approximately $13 million and $15 million, respectively.

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

Externally, we are subject to a number of regulatory and rating agency risk examinations, and risk reports are often included. Annually, we file our Own Risk and Solvency Assessment (ORSA) summary report with the applicable insurance regulators for our U.S. insurance subsidiaries. This report provides strong evidence of the strengths of our ERM framework, measurement approaches, key assumptions utilized in assessing our risks, and prospective solvency assessments under both normal and stressed conditions. See "Regulation" contained herein in Item 1 for additional information regarding the ORSA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unum Group and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Unum Group and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 22, 2017

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,552.7; $39,658.7)	$44,217.3	$43,354.4
Mortgage Loans	2,038.9	1,883.6
Policy Loans	3,463.2	3,395.4
Other Long-term Investments	631.5	583.0
Short-term Investments	780.0	807.3
Total Investments	51,130.9	50,023.7

Other Assets
Cash and Bank Deposits	100.4	112.9
Accounts and Premiums Receivable	1,610.8	1,598.4
Reinsurance Recoverable	4,858.9	4,725.1
Accrued Investment Income	693.3	702.8
Deferred Acquisition Costs	2,094.2	2,008.5
Goodwill	335.1	230.9
Property and Equipment	500.6	523.9
Other Assets	617.3	637.4

Total Assets	$61,941.5	$60,563.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,507.9	$1,484.6
Reserves for Future Policy and Contract Benefits	44,245.9	43,540.6
Unearned Premiums	363.7	384.2
Other Policyholders’ Funds	1,623.8	1,674.6
Income Tax Payable	20.6	6.0
Deferred Income Tax	130.3	91.8
Short-term Debt	—	352.0
Long-term Debt	2,999.4	2,449.4
Payables for Collateral on Investments	406.0	415.4
Other Liabilities	1,675.9	1,501.1

Total Liabilities	52,973.5	51,899.7

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 303,552,934 and 302,702,811 shares	30.4	30.3
Additional Paid-in Capital	2,272.8	2,247.2
Accumulated Other Comprehensive Income (Loss)	(51.0)	16.1
Retained Earnings	8,744.0	7,995.2
Treasury Stock - at cost: 73,729,992 and 61,785,466 shares	(2,028.2)	(1,624.9)

Total Stockholders' Equity	8,968.0	8,663.9

Total Liabilities and Stockholders' Equity	$61,941.5	$60,563.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars, except share data)
Revenue
Premium Income	$8,357.7	$8,082.4	$7,797.2
Net Investment Income	2,459.0	2,481.2	2,492.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(30.5)	(32.4)	(13.5)
Other Net Realized Investment Gain (Loss)	54.7	(11.4)	29.6
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1
Other Income	205.6	211.5	219.0
Total Revenue	11,046.5	10,731.3	10,524.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	6,941.8	6,782.8	7,310.8
Commissions	1,026.7	996.3	935.3
Interest and Debt Expense	166.0	152.8	167.5
Deferral of Acquisition Costs	(592.4)	(569.7)	(524.0)
Amortization of Deferred Acquisition Costs	493.0	482.3	440.8
Compensation Expense	832.1	835.1	820.9
Other Expenses	831.6	813.4	831.2
Total Benefits and Expenses	9,698.8	9,493.0	9,982.5

Income Before Income Tax	1,347.7	1,238.3	542.0

Income Tax
Current	385.7	342.1	135.5
Deferred	30.6	29.1	4.4
Total Income Tax	416.3	371.2	139.9

Net Income	$931.4	$867.1	$402.1

Net Income Per Common Share
Basic	$3.96	$3.51	$1.57
Assuming Dilution	$3.95	$3.50	$1.57

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Net Income	$931.4	$867.1	$402.1

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $318.0; $(892.5); $725.8)	661.9	(1,720.9)	1,439.3
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(200.6); $856.6; $(665.1))	(425.6)	1,634.9	(1,284.7)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $25.4; $4.3; $2.0)	(50.5)	(13.0)	(5.3)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $0.1; $-)	(180.4)	(60.2)	(66.3)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(34.2); $3.2; $(92.4))	(72.5)	8.9	(171.6)
Total Other Comprehensive Loss	(67.1)	(150.3)	(88.6)

Comprehensive Income	$864.3	$716.8	$313.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.3	$30.2	$36.1
Common Stock Activity	0.1	0.1	0.1
Retirement of Treasury Stock	—	—	(6.0)
Balance at End of Year	30.4	30.3	30.2

Additional Paid-in Capital
Balance at Beginning of Year	2,247.2	2,221.2	2,634.1
Common Stock Activity	25.6	26.0	28.4
Retirement of Treasury Stock	—	—	(441.3)
Balance at End of Year	2,272.8	2,247.2	2,221.2

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	16.1	166.4	255.0
Other Comprehensive Loss	(67.1)	(150.3)	(88.6)
Balance at End of Year	(51.0)	16.1	166.4

Retained Earnings
Balance at Beginning of Year	7,995.2	7,302.3	8,064.0
Net Income	931.4	867.1	402.1
Dividends to Stockholders (per common share: $0.77; $0.70; $0.62)	(182.6)	(174.2)	(159.4)
Retirement of Treasury Stock	—	—	(1,004.4)
Balance at End of Year	8,744.0	7,995.2	7,302.3

Treasury Stock
Balance at Beginning of Year	(1,624.9)	(1,198.2)	(2,349.3)
Purchases of Treasury Stock	(403.3)	(426.7)	(300.6)
Retirement of Treasury Stock	—	—	1,451.7
Balance at End of Year	(2,028.2)	(1,624.9)	(1,198.2)

Total Stockholders' Equity at End of Year	$8,968.0	$8,663.9	$8,521.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$931.4	$867.1	$402.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(167.3)	29.3	(21.5)
Change in Deferred Acquisition Costs	(99.4)	(87.4)	(83.2)
Change in Insurance Reserves and Liabilities	368.2	293.9	972.2
Change in Income Taxes	34.7	180.5	(18.6)
Change in Other Accrued Liabilities	125.8	20.0	105.2
Non-cash Components of Net Investment Income	(187.7)	(194.1)	(195.7)
Net Realized Investment (Gain) Loss	(24.2)	43.8	(16.1)
Depreciation	101.7	99.5	87.9
Other, Net	32.9	39.5	(8.7)
Net Cash Provided by Operating Activities	1,116.1	1,292.1	1,223.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	911.5	880.1	450.1
Proceeds from Maturities of Fixed Maturity Securities	2,197.8	2,417.0	1,819.4
Proceeds from Sales and Maturities of Other Investments	336.8	347.0	235.0
Purchase of Fixed Maturity Securities	(3,362.8)	(4,305.3)	(2,918.4)
Purchase of Other Investments	(576.0)	(409.5)	(285.2)
Net Sales (Purchases) of Short-term Investments	6.3	170.6	(69.3)
Net Increase (Decrease) in Payables for Collateral on Investments	(9.4)	341.6	(3.8)
Acquisition of Business (Net of Cash Acquired)	(129.2)	(54.3)	—
Net Purchases of Property and Equipment	(85.0)	(100.2)	(114.5)
Other, Net	—	—	0.1
Net Cash Used by Investing Activities	(710.0)	(713.0)	(886.6)

Cash Flows from Financing Activities
Issuance of Long-term Debt	609.1	271.4	347.2
Long-term Debt Repayment	(414.0)	(226.3)	(186.6)
Cost Related to Early Retirement of Debt	—	—	(13.2)
Issuance of Common Stock	8.5	6.4	12.3
Repurchase of Common Stock	(405.2)	(417.9)	(306.0)
Dividends Paid to Stockholders	(182.6)	(174.2)	(159.4)
Other, Net	(34.4)	(28.1)	(22.9)
Net Cash Used by Financing Activities	(418.6)	(568.7)	(328.6)

Net Increase (Decrease) in Cash and Bank Deposits	(12.5)	10.4	8.4

Cash and Bank Deposits at Beginning of Year	112.9	102.5	94.1

Cash and Bank Deposits at End of Year	$100.4	$112.9	$102.5

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

Description of Business: We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,206.1 million and $3,150.1 million of policy loans ceded to reinsurers at December 31, 2016 and 2015, respectively.

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

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill.  The fair values of the reporting units are determined using discounted cash flow models.  The critical estimates necessary in determining fair value are projected earnings and the discount rate.  We set our discount rate assumption based on an expected risk adjusted cost of capital.  If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the impairment charge is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities. The carrying amount of goodwill is then reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $989.4 million and $902.6 million as of December 31, 2016 and 2015, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $31.9 million and $24.0 million at December 31, 2016 and 2015, respectively. The accumulated amortization for value of business acquired was $119.2 million and $133.1 million as of December 31, 2016 and 2015, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $5.1 million, $4.6 million, and $3.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Claim reserves represent future policy and contract benefits for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Our claim reserves relate primarily to disability policies and are calculated based on assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities for the various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

product lines. Unlike policy reserves for which assumptions are generally established and locked in at the time of policy issuance, claim reserves are subject to revision as current claim experience and projections of future factors affecting claim experience change. Claim reserves do not include a provision for adverse deviation. See Note 6.

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

Short-term and Long-term Debt: Debt is generally carried at the unpaid principal balance, net of unamortized discount or premium and deferred debt issuance costs. Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term. Original issue discount or premium as well as debt issuance costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. The carrying amount of long-term debt that is part of a fair value hedge program includes an adjustment to reflect the effect of the change in fair value attributable to the risk being hedged. Net interest settlements for fair value hedges on our long-term debt are recognized as a component of interest expense. See Note 8.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2016 and 2015 was $23.8 million and $31.9 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2016, 2015, and 2014, premium tax expense was $152.5 million, $146.5 million, and $139.2 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. The Black-Scholes options valuation model is used for estimating the fair value of stock options, and the Monte-Carlo valuation model is used for estimating the fair value of performance share units. Restricted stock units are valued based on the fair value of common stock at the grant date. Stock-based awards are expensed over the requisite service period, or for performance share units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. See Note 11.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $331.1 million and $338.8 million at December 31, 2016 and 2015, respectively.

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
January 1, 2016
The adoption of this update modified certain of our annual reporting period disclosures for invested assets held in our employee benefit plans but had no effect on our financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2015:

ASC	Description	Date of Adoption	Effect on Financial Statements
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
		January 1, 2015	The adoption of this update resulted in the retrospective adjustment of all prior periods in our consolidated financial statements and accompanying notes.

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
The annual reporting period disclosure requirements effective January 1, 2016 are applicable to only to certain of our individual dental products. The amount of reserves for policy and contract benefits held for these products is immaterial, and we therefore did not alter our current disclosures. We will adopt the interim reporting period disclosure requirements effective January 1, 2017. The adoption of this update will have no effect on our financial position or results of operations.

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
January 1, 2017
The adoption of this update will not have a material effect on our financial position or results of operations. During periods in which the vesting date fair value differs from the grant date fair value of certain stock-based compensation awards, we may experience volatility in the income tax recognized in our results of operations.

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
ASC 606 "Revenue from Contracts with Customers"
This update supersedes virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of this update are contracts under ASC 944, which includes insurance contracts, although our fee-based service products, which represent less than one percent of 2016 total revenue, are included within the scope. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance is to be applied retrospectively.
		January 1, 2018	The adoption of this update will not have a material effect on our financial position or results of operations.
ASC 740 "Income Taxes"
This update eliminates the exception that requires intra-entity asset transfers other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use.  It requires recognition of tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is to be applied retrospectively.
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
		January 1, 2019	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 350 "Intangibles - Goodwill and Other"
This update eliminates the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied prospectively, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017.
		January 1, 2020	The adoption of this update will not have a material effect on our financial position or results of operations.
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

	December 31, 2016		December 31, 2015

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,217.3	$44,217.3	$43,354.4	$43,354.4
Mortgage Loans	2,038.9	2,122.2	1,883.6	2,013.9
Policy Loans	3,463.2	3,564.2	3,395.4	3,498.0
Other Long-term Investments
Derivatives	32.7	32.7	49.8	49.8
Equity Securities	1.2	1.2	1.4	1.4
Miscellaneous Long-term Investments	541.9	541.9	474.4	474.4

Liabilities
Policyholders' Funds
Deferred Annuity Products	$597.4	$597.4	$608.8	$608.8
Supplementary Contracts without Life Contingencies	608.8	608.8	641.1	641.1
Short-term Debt	—	—	352.0	366.2
Long-term Debt	2,999.4	3,175.8	2,449.4	2,645.9
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	350.0	350.0
Other Liabilities
Derivatives	52.8	52.8	50.2	50.2
Embedded Derivative in Modified Coinsurance Arrangement	46.7	46.7	87.6	87.6
Unfunded Commitments to Investment Partnerships	5.0	5.0	5.0	5.0

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,206.1 million and $3,150.1 million as of December 31, 2016 and 2015, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of December 31, 2016, we estimate that the underlying assets of the funds will be liquidated over the next one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

to eleven years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $709.8 million and $956.4 million as of December 31, 2016 and 2015, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued based on prices from pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $2,466.0 million and $1,689.5 million as of December 31, 2016 and 2015, respectively, and are assigned a Level 2.

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

At December 31, 2016, approximately 9.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 90.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 76.3 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

•
Approximately 11.3 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$454.2	$928.2	$—	$1,382.4
States, Municipalities, and Political Subdivisions	—	2,068.5	89.5	2,158.0
Foreign Governments	—	914.7	—	914.7
Public Utilities	108.5	7,648.9	265.3	8,022.7
Mortgage/Asset-Backed Securities	—	2,230.4	—	2,230.4
All Other Corporate Bonds	3,507.1	24,500.4	1,459.7	29,467.2
Redeemable Preferred Stocks	—	18.7	23.2	41.9
Total Fixed Maturity Securities	4,069.8	38,309.8	1,837.7	44,217.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	32.7	—	32.7
Equity Securities	—	—	1.2	1.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$7.6	$—	$7.6
Foreign Exchange Contracts	—	44.8	—	44.8
Credit Default Swaps	—	0.4	—	0.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	46.7	46.7
Total Derivatives	—	52.8	46.7	99.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2016		2015
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$200.0	$—	$—	$195.3
Public Utilities	65.9	59.1	7.3	85.1
All Other Corporate Bonds	1,889.0	1,860.3	1,369.2	1,556.7
Total Fixed Maturity Securities	$2,154.9	$1,919.4	$1,376.5	$1,837.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$1.9	$—	$(0.5)	$—	$(34.1)	$89.5
Foreign Governments	52.9	—	—	—	—	—	(52.9)	—
Public Utilities	274.1	—	(0.8)	—	(3.7)	157.6	(161.9)	265.3
All Other Corporate Bonds	1,408.2	1.4	6.9	115.9	(111.2)	792.8	(754.3)	1,459.7
Redeemable Preferred Stocks	23.8	—	(0.6)	—	—	—	—	23.2
Total Fixed Maturity Securities	1,881.2	1.4	7.4	115.9	(115.4)	950.4	(1,003.2)	1,837.7

Equity Securities	1.4	—	0.1	—	(0.3)	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	40.9	—	—	—	—	—	(46.7)

	Year Ended December 31, 2015
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$140.1	$(0.1)	$(5.3)	$12.0	$(16.5)	$—	$(8.0)	$122.2
Foreign Governments	69.3	—	(1.4)	—	(15.0)	—	—	52.9
Public Utilities	315.0	—	(6.9)	40.0	(2.4)	118.5	(190.1)	274.1
All Other Corporate Bonds	1,425.3	(7.0)	(113.2)	55.3	(220.8)	810.2	(541.6)	1,408.2
Redeemable Preferred Stocks	24.9	—	(1.1)	—	—	—	—	23.8
Total Fixed Maturity Securities	1,974.6	(7.1)	(127.9)	107.3	(254.7)	928.7	(739.7)	1,881.2

Equity Securities	1.4	—	—	—	—	—	—	1.4
Embedded Derivative in Modified Coinsurance Arrangement	(49.9)	(37.7)	—	—	—	—	—	(87.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each year end were $40.9 million and $(37.7) million for the years ended December 31, 2016 and 2015, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$310.4	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d) (e) (f)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.20% - 0.25% / 0.23% 0.20% - 6.04% / 0.70% Priced at Par
Equity Securities - Private	1.1	Market Convention	(f)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	Projected Liability Cash Flows	(g)	Actuarial Assumptions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2016 and 2015, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,202.8	$183.1	$3.5	$1,382.4
States, Municipalities, and Political Subdivisions	1,868.0	294.8	4.8	2,158.0
Foreign Governments	714.8	199.9	—	914.7
Public Utilities	6,916.1	1,123.5	16.9	8,022.7
Mortgage/Asset-Backed Securities	2,104.9	134.7	9.2	2,230.4
All Other Corporate Bonds	26,707.1	2,944.0	183.9	29,467.2
Redeemable Preferred Stocks	39.0	3.2	0.3	41.9
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$218.6	$44,217.3

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,265.8	$207.3	$7.9	$1,465.2
States, Municipalities, and Political Subdivisions	1,828.3	293.4	4.6	2,117.1
Foreign Governments	897.2	154.4	—	1,051.6
Public Utilities	6,979.3	1,057.4	16.3	8,020.4
Mortgage/Asset-Backed Securities	2,318.6	167.6	4.7	2,481.5
All Other Corporate Bonds	26,325.5	2,454.1	608.2	28,171.4
Redeemable Preferred Stocks	44.0	3.8	0.6	47.2
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$642.3	$43,354.4

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$132.8	$3.5	$—	$—
States, Municipalities, and Political Subdivisions	132.2	4.8	—	—
Public Utilities	260.2	15.3	15.6	1.6
Mortgage/Asset-Backed Securities	513.2	9.1	0.8	0.1
All Other Corporate Bonds	3,621.0	122.1	774.7	61.8
Redeemable Preferred Stocks	7.9	0.1	10.8	0.2
Total Fixed Maturity Securities	$4,667.3	$154.9	$801.9	$63.7

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

	December 31, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,338.8	$28.6	$1,355.6	$—	$11.8
Over 1 year through 5 years	6,231.0	553.5	6,605.6	8.2	170.7
Over 5 years through 10 years	10,991.6	843.8	9,336.2	82.8	2,416.4
Over 10 years	18,886.4	3,322.6	19,734.3	118.4	2,356.3
	37,447.8	4,748.5	37,031.7	209.4	4,955.2
Mortgage/Asset-Backed Securities	2,104.9	134.7	1,716.4	9.2	514.0
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$38,748.1	$218.6	$5,469.2

	December 31, 2015
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,112.2	$20.6	$1,098.8	$0.2	$33.8
Over 1 year through 5 years	6,514.0	554.4	6,649.5	49.8	369.1
Over 5 years through 10 years	10,519.3	746.3	7,124.4	320.5	3,820.7
Over 10 years	19,194.6	2,849.1	18,532.3	267.1	3,244.3
	37,340.1	4,170.4	33,405.0	637.6	7,467.9
Mortgage/Asset-Backed Securities	2,318.6	167.6	1,968.2	4.7	513.3
Total Fixed Maturity Securities	$39,658.7	$4,338.0	$35,373.2	$642.3	$7,981.2

At December 31, 2016, the fair value of investment-grade fixed maturity securities was $40,819.3 million, with a gross unrealized gain of $4,764.5 million and a gross unrealized loss of $151.8 million. The gross unrealized loss on investment-grade fixed maturity securities was 69.4 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2016, the fair value of below-investment-grade fixed maturity securities was $3,398.0 million, with a gross unrealized gain of $118.7 million and a gross unrealized loss of $66.8 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 30.6 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

December 31, 2016, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2016, we held 332 individual investment-grade fixed maturity securities and 69 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 37 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year. Of the 332 individual investment-grade securities in an unrealized loss position, 132 are held in the portfolio acquired through our 2016 purchase of H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount). The fair value of the Starmount portfolio was $38.8 million and had a net unrealized loss of $1.5 million at December 31, 2016. See Note 13.

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

We held no fixed maturity securities as of December 31, 2016 and 2015, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2016, we had commitments of $30.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of December 31, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $509.3 million, comprised of $165.2 million of tax credit partnerships and $344.1 million of private

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Income Tax Credits	$41.8	$41.8	$41.8
Amortization, Net of Tax	(23.2)	(23.3)	(23.2)
Income Tax Benefit	$18.6	$18.5	$18.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.6 million of unfunded unconditional commitments at December 31, 2016. At December 31, 2016, we also have unfunded unconditional commitments of $0.4 million to fund certain private equity partnerships as well as commitments of $251.9 million, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection and a private equity partnership investment which we contributed into the trust at the time it was established.  There are no restrictions on the assets held in this trust, and the trust is free to dispose of the assets at any time.  The fair values of the bond and partnership were $151.9 million and $1.0 million, respectively, as of December 31, 2016 and $148.0 million and $0.9 million, respectively, as of December 31, 2015. The bond is reported as a component of fixed maturity securities, and the partnership is reported as a component of other long-term investments in our consolidated balance sheets. At December 31, 2016, we had no commitments to fund the underlying partnership, nor did we fund any amounts to the partnership during the years ended December 31, 2016, 2015, and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	December 31
	2016		2015
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$288.4	14.1%	$130.6	6.9%
Industrial	573.6	28.1	574.1	30.5
Office	700.1	34.4	764.7	40.6
Retail	455.4	22.4	392.3	20.8
Other	21.4	1.0	21.9	1.2
Total	$2,038.9	100.0%	$1,883.6	100.0%

Region
New England	$72.7	3.6%	$97.6	5.2%
Mid-Atlantic	125.3	6.1	128.8	6.9
East North Central	230.1	11.3	186.4	9.9
West North Central	172.0	8.4	162.6	8.6
South Atlantic	438.3	21.5	409.3	21.7
East South Central	91.6	4.5	79.1	4.2
West South Central	268.7	13.2	237.6	12.6
Mountain	214.1	10.5	196.5	10.4
Pacific	426.1	20.9	385.7	20.5
Total	$2,038.9	100.0%	$1,883.6	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2016	2015
	(in millions of dollars)
Internal Rating
Aa	$0.7	$1.1
A	488.2	586.6
Baa	1,506.6	1,285.8
Ba	43.4	10.1
Total	$2,038.9	$1,883.6

Loan-to-Value Ratio
<= 65%	$917.9	$937.2
> 65% <= 75%	1,011.5	842.5
> 75% <= 85%	50.8	88.4
> 85%	58.7	15.5
Total	$2,038.9	$1,883.6

A summary of our troubled debt restructurings is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Foreclosure
Carrying Amount	$5.4	$—	$18.1
Number of Loans	1	—	1

We had no realized losses on loan foreclosures for the years ended December 31, 2016, 2015, and 2014 other than any initial impairment loss recognized prior to foreclosure. During 2016, we foreclosed on a mortgage loan with a carrying value of $5.4 million. We did not recognize a loss at foreclosure as the value of the underlying property exceeded the carrying value of the loan. During 2014, we modified the terms of a mortgage loan with a carrying value of $18.1 million, recognized a $3.0 million realized loss on the troubled debt restructuring, and foreclosed on the property in a subsequent quarter of 2014.

At December 31, 2016 and 2015, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Balance at Beginning of Year	$—	$1.5	$1.5
Provision	—	0.5	3.0
Charge-offs, Net of Recoveries	—	(2.0)	(3.0)
Balance at End of Year	$—	$—	$1.5

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

Our average investment in impaired mortgage loans was $2.2 million, $8.6 million, and $26.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest income recognized on mortgage loans subsequent to impairment was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

$0.6 million and $1.0 million, for the years ended December 31, 2015 and 2014, respectively. We did not recognize any interest income during 2016 on mortgage loans subsequent to impairment.

At December 31, 2016, we had commitments of $32.1 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $178.5 million, for which we received collateral in the form of cash and securities of $29.9 million and $155.3 million, respectively. As of December 31, 2015, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.6 million, for which we received collateral in the form of cash and securities of $29.0 million and $159.3 million, respectively. We had no outstanding repurchase agreements at December 31, 2016 or 2015.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2016	2015
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$0.1	$1.2
Public Utilities	0.1	4.0
All Other Corporate Bonds	29.7	23.8
Total Borrowings	29.9	29.0
Gross Amount of Recognized Liability for Securities Lending Transactions	29.9	29.0
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—
Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of December 31, 2016 and 2015, we owned $31.6 million and $30.9 million of FHLB common stock, respectively. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $350.0 million as of December 31, 2016 and 2015. The carrying values of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs were $323.7 million and $288.5 million, respectively as of December 31, 2016, and $317.2 million and $96.0 million, respectively as of December 31, 2015. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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

	December 31, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$32.7	$—	$32.7	$(7.3)	$(25.4)	$—
Securities Lending	178.5	—	178.5	(148.6)	(29.9)	—
Total	$211.2	$—	$211.2	$(155.9)	$(55.3)	$—

Financial Liabilities:
Derivatives	$52.8	$—	$52.8	$(37.6)	$—	$15.2
Securities Lending	29.9	—	29.9	(29.9)	—	—
Total	$82.7	$—	$82.7	$(67.5)	$—	$15.2

	December 31, 2015
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$49.8	$—	$49.8	$(12.8)	$(36.4)	$0.6
Securities Lending	181.6	—	181.6	(152.6)	(29.0)	—
Total	$231.4	$—	$231.4	$(165.4)	$(65.4)	$0.6

Financial Liabilities:
Derivatives	$50.2	$—	$50.2	$(35.6)	$—	$14.6
Securities Lending	29.0	—	29.0	(29.0)	—	—
Total	$79.2	$—	$79.2	$(64.6)	$—	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Fixed Maturity Securities	$2,293.9	$2,327.1	$2,344.4
Derivatives	49.8	44.2	40.4
Mortgage Loans	114.0	114.0	109.8
Policy Loans	17.3	16.7	16.3
Other Long-term Investments	22.6	21.6	23.0
Short-term Investments	7.5	3.4	2.4
Gross Investment Income	2,505.1	2,527.0	2,536.3
Less Investment Expenses	31.9	31.2	29.0
Less Investment Income on Participation Fund Account Assets	14.2	14.6	15.1
Net Investment Income	$2,459.0	$2,481.2	$2,492.2

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$34.3	$23.8	$9.3
Gross Losses on Sales	(17.2)	(25.6)	(7.5)
Other-Than-Temporary Impairment Loss	(30.5)	(32.4)	(13.5)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	5.5	16.0	21.2
Gross Losses on Sales	(0.7)	(0.1)	(0.8)
Impairment Loss	(5.7)	(5.9)	(3.4)
Embedded Derivative in Modified Coinsurance Arrangement	40.9	(37.7)	3.3
All Other Derivatives	(1.5)	35.7	11.0
Foreign Currency Transactions	(0.9)	(17.6)	(3.5)
Net Realized Investment Gain (Loss)	$24.2	$(43.8)	$16.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and credit risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.8 million at December 31, 2016. We held cash collateral from our counterparties of $26.1 million and $36.4 million at December 31, 2016 and 2015, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $35.2 million and $27.3 million at December 31, 2016 and 2015, respectively. We had no cash posted as collateral to our counterparties at December 31, 2016 and 2015. See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $52.8 million and $50.2 million at December 31, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2013	$150.0	$630.4	$600.0	$97.0	$—	$1,477.4
Additions	—	250.1	—	—	68.0	318.1
Terminations	—	40.1	—	—	68.0	108.1
Balance at December 31, 2014	150.0	840.4	600.0	97.0	—	1,687.4
Additions	—	—	—	2.0	94.0	96.0
Terminations	—	190.1	—	29.0	94.0	313.1
Balance at December 31, 2015	150.0	650.3	600.0	70.0	—	1,470.3
Additions	3.5	—	—	—	30.0	33.5
Terminations	48.0	33.8	350.0	—	20.0	451.8
Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0

Cash Flow Hedges

As of December 31, 2016 and 2015, we had $394.1 million and $427.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

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

For the years ended December 31, 2016, 2015, and 2014 there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

As of December 31, 2016, we expect to amortize approximately $58.0 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2016, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2016 and 2015, we had $102.0 million and $150.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $5.9 million, $5.3 million, and $5.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, with an offsetting gain on the related interest rate swaps. During 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of December 31, 2016 and 2015, we had $250.0 million and $600.0 million, respectively, notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $2.8 million, $0.1 million, and $(5.5) million for the years ended December 31, 2016, 2015, and 2014, respectively, with an offsetting gain or loss on the related interest rate swaps. During 2016, $350.0 million notional amount of receive fixed, pay variable interest rate swaps matured in conjunction with the maturity of the $350.0 million hedged fixed rate debt. See Note 8.

For the years ended December 31, 2016, 2015, and 2014, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2016 and 2015, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. During 2014, we entered into $125.4 million notional amount of foreign currency interest rate swaps in conjunction with the previously discussed transaction wherein we de-designated foreign currency interest rate swaps with a notional amount of $97.0 million. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss. We expect the changes in fair value of these derivatives to materially offset the changes in fair value related to the de-designated derivatives.

As of December 31, 2016 and 2015, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2016, we held $3.5 million notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount during 2016. This swap effectively converts Starmount's floating rate long-term debt of $3.5 million into fixed rate debt. See Note 13.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$—	Other Liabilities	$6.9
Foreign Exchange Contracts	Other L-T Investments	32.7	Other Liabilities	13.4
Total		$32.7		$20.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.4
Interest Rate Swaps			Other Liabilities	0.7
Foreign Exchange Contracts			Other Liabilities	31.4
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	46.7
Total				$79.2

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$2.4	Other Liabilities	$12.3
Foreign Exchange Contracts	Other L-T Investments	47.4	Other Liabilities	6.0
Total		$49.8		$18.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	31.6
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	87.6
Total				$119.5

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

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$(0.7)	$(0.1)
Foreign Exchange Contracts	(22.2)	68.1	16.2
Total	$(22.3)	$67.4	$16.1

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$54.5	$50.2	$47.8
Foreign Exchange Contracts	(1.1)	(1.6)	(4.2)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	3.2	0.5	4.3
Foreign Exchange Contracts	(1.4)	36.1	6.9
Interest and Debt Expense
Interest Rate Swaps	(1.9)	(1.8)	(1.8)
Total	$53.3	$83.4	$53.0
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.9)	$0.1	$(0.3)
Interest Rate Swaps	0.4	—	—
Foreign Exchange Contracts	0.2	(0.3)	(1.8)
Embedded Derivative in Modified Coinsurance Arrangement	40.9	(37.7)	3.3
Total	$40.6	$(37.9)	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2013	$135.7	$396.3	$(47.1)	$(229.9)	$255.0
Other Comprehensive Income (Loss) Before Reclassifications	154.3	31.1	(66.3)	(216.1)	(97.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.3	(36.4)	—	44.5	8.4
Net Other Comprehensive Income (Loss)	154.6	(5.3)	(66.3)	(171.6)	(88.6)
Balance at December 31, 2014	290.3	391.0	(113.4)	(401.5)	166.4
Other Comprehensive Income (Loss) Before Reclassifications	(114.7)	43.3	(60.2)	1.3	(130.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	28.7	(56.3)	—	7.6	(20.0)
Net Other Comprehensive Income (Loss)	(86.0)	(13.0)	(60.2)	8.9	(150.3)
Balance at December 31, 2015	204.3	378.0	(173.6)	(392.6)	16.1
Other Comprehensive Income (Loss) Before Reclassifications	226.5	(15.8)	(180.4)	(82.8)	(52.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	9.8	(34.7)	—	10.3	(14.6)
Net Other Comprehensive Income (Loss)	236.3	(50.5)	(180.4)	(72.5)	(67.1)
Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)

The net unrealized gain on securities consists of the following components:

	December 31				Change for the Year Ended December 31
	2016	2015	2014	2013	2016	2015	2014
	(in millions of dollars)
Fixed Maturity Securities	$4,664.6	$3,695.7	$6,261.5	$4,054.8	$968.9	$(2,565.8)	$2,206.7
Other Investments	(22.7)	(33.7)	13.9	55.5	11.0	(47.6)	(41.6)
Deferred Acquisition Costs	(38.9)	(29.4)	(50.8)	(41.6)	(9.5)	21.4	(9.2)
Reserves for Future Policy and Contract Benefits	(4,253.2)	(3,578.4)	(6,150.3)	(4,108.5)	(674.8)	2,571.9	(2,041.8)
Reinsurance Recoverable	321.3	263.2	365.0	263.8	58.1	(101.8)	101.2
Income Tax	(230.5)	(113.1)	(149.0)	(88.3)	(117.4)	35.9	(60.7)
Total	$440.6	$204.3	$290.3	$135.7	$236.3	$(86.0)	$154.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$15.3	$(12.2)	$12.6
Other-Than-Temporary Impairment Loss	(30.5)	(32.4)	(13.5)
	(15.2)	(44.6)	(0.9)
Income Tax Benefit	(5.4)	(15.9)	(0.6)
Total	$(9.8)	$(28.7)	$(0.3)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$54.5	$50.2	$47.8
Loss on Foreign Exchange Contracts	(1.1)	(1.6)	(4.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	3.2	0.5	4.3
Gain (Loss) on Foreign Exchange Contracts	(1.4)	36.1	6.9
Interest and Debt Expense
Loss on Interest Rate Swaps	(1.9)	(1.8)	(1.8)
	53.3	83.4	53.0
Income Tax Expense	18.6	27.1	16.6
Total	$34.7	$56.3	$36.4

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(16.3)	$(11.9)	$(5.6)
Amortization of Prior Service Credit	0.5	0.3	1.7
Settlement Loss	—	—	(64.4)
	(15.8)	(11.6)	(68.3)
Income Tax Benefit	(5.5)	(4.0)	(23.8)
Total	$(10.3)	$(7.6)	$(44.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2016	2015	2014
	(in millions of dollars)
Balance at January 1	$23,796.1	$24,194.0	$24,535.6
Less Reinsurance Recoverable	2,064.6	2,066.9	2,072.8
Net Balance at January 1	21,731.5	22,127.1	22,462.8

Incurred Related to
Current Year	5,243.0	5,058.1	4,851.5
Prior Years
Interest	1,136.7	1,177.6	1,214.7
All Other Incurred	(198.3)	(111.6)	(13.5)
Foreign Currency	(340.2)	(119.5)	(138.7)
Total Incurred	5,841.2	6,004.6	5,914.0

Paid Related to
Current Year	(2,035.4)	(1,853.7)	(1,702.3)
Prior Years	(4,451.4)	(4,546.5)	(4,547.4)
Total Paid	(6,486.8)	(6,400.2)	(6,249.7)

Net Balance at December 31	21,085.9	21,731.5	22,127.1
Plus Reinsurance Recoverable	2,163.6	2,064.6	2,066.9
Balance at December 31	$23,249.5	$23,796.1	$24,194.0
The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half year's cash payments at our average reserve discount rate used during 2016, 2015, and 2014.

"Incurred Related to Prior Years - All Other Incurred" for 2014 shown in the preceding chart includes the reserve adjustment as discussed in the following paragraph, which impacts the comparability of 2014 to the other years presented. Excluding that adjustment, the variability exhibited year over year is caused primarily by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

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

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2016	2015	2014
	(in millions of dollars)
Policy and Contract Benefits	$1,507.9	$1,484.6	$1,529.3
Reserves for Future Policy and Contract Benefits	44,245.9	43,540.6	45,929.4
Total	45,753.8	45,025.2	47,458.7
Less:
Life Reserves for Future Policy and Contract Benefits	8,078.2	7,946.3	7,850.9
Accident and Health Active Life Reserves	10,172.9	9,704.4	9,263.5
Adjustment Related to Unrealized Investment Gains and Losses	4,253.2	3,578.4	6,150.3
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,249.5	$23,796.1	$24,194.0

The adjustment related to unrealized investment gains and losses reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the corresponding available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income or loss.

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Net Income	$416.3	$371.2	$139.9
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	(0.3)	(3.6)	(3.0)
Stockholders' Equity - Accumulated Other Comprehensive Income
Change in Net Unrealized Gain on Securities Before Adjustment	318.0	(892.5)	725.8
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(200.6)	856.6	(665.1)
Change in Net Gain on Cash Flow Hedges	(25.4)	(4.3)	(2.0)
Change in Foreign Currency Translation Adjustment	—	(0.1)	—
Change in Unrecognized Pension and Postretirement Benefit Costs	(34.2)	3.2	(92.4)
Total	$473.8	$330.5	$103.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2016	2015	2014
Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Rate Differential, Inclusive of Foreign Rate Changes	(2.2)	(2.5)	(4.0)
Tax Credits	(1.6)	(1.4)	(4.5)
Other Items, Net	(0.3)	(1.1)	(0.7)
Effective Tax	30.9%	30.0%	25.8%

In 2014, our U.S. earnings included a long-term care reserve charge that resulted in a larger proportion of our 2014 earnings derived from our foreign operations and taxed at the lower rate, therefore reducing our overall effective tax rate.

Our net deferred tax liability consists of the following:

	December 31
	2016	2015
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$174.9	$140.4
Fixed Assets	80.7	87.1
Invested Assets	1,427.6	1,128.4
Other	63.2	55.4
Gross Deferred Tax Liability	1,746.4	1,411.3

Deferred Tax Asset
Reserves	1,308.5	1,060.5
Employee Benefits	307.4	246.0
Other	17.4	14.3
Gross Deferred Tax Asset	1,633.3	1,320.8
Less: Valuation Allowance	17.2	1.3
Net Deferred Tax Asset	1,616.1	1,319.5
Net Deferred Tax Liability	$130.3	$91.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Income Before Tax
Domestic	$1,215.8	$1,057.8	$391.7
Foreign	131.9	180.5	150.3
Total	$1,347.7	$1,238.3	$542.0

Current Tax Expense (Benefit)
Federal	$414.8	$280.5	$160.6
State and Local	0.3	—	—
Foreign	(29.4)	61.6	(25.1)
Total	385.7	342.1	135.5

Deferred Tax Expense (Benefit)
Federal	(14.6)	56.9	(50.5)
State and Local	(2.1)	—	—
Foreign	47.3	(27.8)	54.9
Total	30.6	29.1	4.4

Total	$416.3	$371.2	$139.9

The U.K. government enacted income tax rate reductions during 2016 and 2015. During 2016, the rate effective April 2020 was reduced to 17 percent. During 2015, the rate was reduced from 20 percent to 19 percent effective April 2017, and to 18 percent effective April 2020. Although the rate reductions in each instance became or will become effective during a subsequent year, we are required to adjust deferred tax assets and liabilities through income on the date of enactment of a rate change.  As a result, we recorded income tax benefits of $4.5 million and $6.5 million for the tax rate reductions enacted during 2016 and 2015, respectively.

We have not provided U.S. deferred taxes on the cumulative earnings of our non-U.S. subsidiaries. We consider these unremitted earnings to be permanently invested as they relate to ongoing operations of our non-U.S. subsidiaries. We do not intend to repatriate these earnings to fund our U.S. operations as we expect that future domestic cash flow generation will be sufficient to meet future domestic cash needs. As of December 31, 2016, we had not recorded a deferred tax liability on approximately $1 billion of the excess of the U.S. GAAP carrying value over the tax basis of investments in non-U.S. subsidiaries that is considered permanent in duration. This amount becomes taxable upon repatriation of assets from a foreign subsidiary or a sale or liquidation of foreign subsidiaries. Should we sell the stock in our non-U.S. subsidiaries for an amount equal to the U.S. GAAP carrying value, we would recognize tax expense of approximately $200 million, assuming our ability to fully utilize foreign tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2016	2015	2014
	(in millions of dollars)
Balance at Beginning of Year	$0.8	$19.8	$18.4
Additions for Tax Positions Related to Prior Years	0.7	—	1.7
Additions for Tax Positions Related to Current Year	—	—	0.3
Settlements with Tax Authorities	—	(19.0)	(0.6)
Balance at End of Year	1.5	0.8	19.8
Less Tax Attributable to Temporary Items Included Above	—	—	(10.4)
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$1.5	$0.8	$9.4

Included in the balance at December 31, 2014 was $10.4 million of unrecognized tax benefits for tax positions for which the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility. Other than potential interest and penalties, the disallowance of the shorter deductibility period would not have affected our results of operations but would have accelerated the payment of cash to the taxing authority.

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized a de minimis amount of interest expense related to unrecognized tax benefits during 2016. We recognized an increase (reduction) in interest expense related to unrecognized tax benefits of $(1.0) million and $0.2 million during 2015 and 2014, respectively. We held a de minimis liability in our consolidated balance sheets for accrued interest and penalties related to unrecognized tax benefits at December 31, 2016 and 2015. At December 31, 2014, we held a liability of $1.0 million. There are no positions for which it is reasonably possible that unrecognized tax benefits could materially increase or decrease within the next 12 months.

We file federal and state income tax returns in the United States and in foreign jurisdictions. During 2015, we settled our Internal Revenue Service (IRS) audit for 2009 and 2010 and resolved a claim for refund we filed related to tax credits for years 2003 through 2012.  As a result, we recognized a tax benefit of $6.8 million in our consolidated statements of income and paid an immaterial amount of additional tax.

Tax years subsequent to 2012 remain subject to examination by the IRS, and tax years subsequent to 2014 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2011 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years. Tax years subsequent to 2009 remain subject to examination in California.

As of the date of the acquisition of Starmount, we recorded a net operating loss carryforward of $2.5 million and an alternative minimum tax credit carryforward of $0.6 million. During 2016, we recognized a net operating loss benefit of $1.2 million. The alternative minimum tax credit carryforward does not expire, and the remaining net operating loss carryforward of $1.3 million will expire between 2023 and 2035; however, we expect to utilize both within the next two tax years. We have net operating loss carryforwards for state and local income tax of approximately $160 million which will expire between 2017 and 2036.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $17.2 million and $1.3 million at December 31, 2016 and 2015, respectively. During 2016, we recorded a cumulative deferred tax asset for future state income tax benefits of $18.7 million, net of federal tax benefit, and recorded a corresponding valuation allowance of $16.3 million to reduce the deferred tax asset to the amount that is more likely than not to be realized, $1.5 million of which was recorded in other comprehensive income. During 2015, we recorded a valuation allowance of $1.3 million related to unrealized tax losses on buildings which we own and occupy in the U.K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Total income taxes paid net of refunds during 2016, 2015, and 2014 were $384.3 million, $189.1 million, and $155.7 million, respectively.

Note 8 - Debt

Debt consists of the following:

			December 31
			2016	2015
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Secured Notes issued 2007	Variable	2037	$260.0	$324.0
Senior Secured Notes acquired 2016	Variable	2038	3.5	—
Senior Notes issued 1998	7.000%	2018	200.0	200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	250.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(3.1)	(2.7)
Less:
Unamortized Net Premium (Discount)			9.8	(3.8)
Unamortized Debt Issuance Costs			(28.4)	(25.7)
Total Long-term Debt			2,999.4	2,449.4

Short-term Debt
Outstanding Principal
Senior Notes issued 2009	7.125%	2016	—	350.0
Fair Value Hedges Adjustment			—	2.4
Less Unamortized Debt Issuance Costs			—	(0.4)
Total Short-term Debt			—	352.0

Total Debt			$2,999.4	$2,801.4

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

The aggregate contractual principal maturities are $200.0 million in 2018, $400.0 million in 2020, $350.0 million in 2021, and $2,071.1 million thereafter.

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

Recourse for the payment of principal, interest and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2016, the amount in the DSCA was $27.6 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. During 2016, 2015, and 2014, Northwind Holdings made principal payments of $64.0 million, $74.4 million, and $41.6 million, respectively, on the Northwind notes.

In conjunction with the purchase of Starmount in 2016, we acquired $3.5 million of senior secured floating rate notes due 2038. The notes, issued by Starmount Life Insurance Company, are secured by Starmount's home office building and are guaranteed by H&J Capital L.L.C, parent company of Starmount Life Insurance Company and a wholly-owned subsidiary of Unum Group. Upon issuance, Starmount entered into a receive variable, pay fixed interest rate swap which effectively converted the notes into fixed rate debt. See Notes 4 and 13.

Unsecured Notes

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

Fair Value Hedges

As of December 31, 2016 and 2015, we had $250.0 million and $600.0 million, respectively, notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of three-month LIBOR. See Note 4 for further information on our interest rate swaps.

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2016, 2015, and 2014 was $153.6 million, $146.9 million, and $145.9 million, respectively.

Credit Facility

In March 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2016 and 2015, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Amendments to Pension Plan

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

Amendment to OPEB Plan

Effective August 1, 2016, we amended the retiree medical benefits portion of our OPEB plan to transition a majority of participants to a private exchange for their health insurance coverage. Prior to the plan amendment, participants paid a subsidized premium for their health insurance coverage, but if they elect to continue participation in the plan they will now

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

purchase coverage on a private exchange and will subsequently be reimbursed through a Health Reimbursement Account (HRA) for an amount equivalent to the subsidy that was previously provided. Participants who continued in the plan received a one-time subsidy to minimize the initial out-of-pocket cost of purchasing health insurance. The amendment did not materially change the benefit obligation of the plan.

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2016, the estimate of the average remaining life expectancy of the plans was approximately 25 years for the U.S. plan and 33 years for U.K. plan.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,808.2	$1,892.6	$203.8	$226.9	$160.4	$173.9
Service Cost	7.0	3.8	—	—	—	—
Interest Cost	85.2	82.2	7.0	7.9	7.2	7.2
Plan Participant Contributions	—	—	—	—	4.0	4.6
Actuarial (Gain) Loss	123.6	(103.6)	55.0	(14.7)	(4.4)	(9.1)
Benefits and Expenses Paid	(68.7)	(59.3)	(4.5)	(4.6)	(15.6)	(16.2)
Plan Amendment	—	(7.5)	—	—	(3.7)	—
Change in Foreign Exchange Rates	—	—	(38.3)	(11.7)	—	—
Benefit Obligation at End of Year	$1,955.3	$1,808.2	$223.0	$203.8	$147.9	$160.4

Accumulated Benefit Obligation at December 31	$1,955.3	$1,808.2	$213.4	$194.8	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,403.3	$1,473.7	$231.5	$246.3	$11.2	$11.3
Actual Return on Plan Assets	112.3	(17.5)	42.5	2.9	0.1	0.3
Employer Contributions	7.2	6.4	—	—	11.1	11.2
Plan Participant Contributions	—	—	—	—	4.0	4.6
Benefits and Expenses Paid	(68.7)	(59.3)	(4.5)	(4.6)	(15.6)	(16.2)
Change in Foreign Exchange Rates	—	—	(41.1)	(13.1)	—	—
Fair Value of Plan Assets at End of Year	$1,454.1	$1,403.3	$228.4	$231.5	$10.8	$11.2

Underfunded (Overfunded) Status	$501.2	$404.9	$(5.4)	$(27.7)	$137.1	$149.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2016 and 2015 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Current Liability	$7.0	$5.9	$—	$—	$13.1	$13.0
Noncurrent Liability	494.2	399.0	—	—	124.0	136.2
Noncurrent Asset	—	—	(5.4)	(27.7)	—	—
Underfunded (Overfunded) Status	$501.2	$404.9	$(5.4)	$(27.7)	$137.1	$149.2

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(702.1)	$(604.2)	$(44.0)	$(28.1)	$10.1	$6.2
Prior Service Credit	7.2	7.5	—	—	3.9	0.4
	(694.9)	(596.7)	(44.0)	(28.1)	14.0	6.6
Income Tax	243.6	208.8	10.9	8.9	5.3	7.9
Total Included in Accumulated Other Comprehensive Income (Loss)	$(451.3)	$(387.9)	$(33.1)	$(19.2)	$19.3	$14.5

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2016 and 2015.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(387.9)	$(385.5)	$(19.2)	$(25.0)	$14.5	$9.0
Net Actuarial Gain (Loss)
Amortization	16.2	11.6	0.1	0.3	—	—
All Other Changes	(114.1)	(22.8)	(16.0)	7.0	3.9	8.8
Prior Service Credit (Cost)
Amortization	(0.3)	—	—	—	(0.2)	(0.3)
Plan Amendment	—	7.5	—	—	3.7	—
Change in Income Tax	34.8	1.3	2.0	(1.5)	(2.6)	(3.0)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(451.3)	$(387.9)	$(33.1)	$(19.2)	$19.3	$14.5

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic, international, global, and emerging market equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are designed to track the respective indices specified below. International and global equity funds may allocate a certain percentage of assets to forward currency contracts. Fixed income securities include U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits consist of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to later sell those investments for a gain. Real estate investments consist primarily of funds that hold commercial real estate investments. Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 33 percent to equity securities, 40 percent to fixed income securities, and 27 percent to opportunistic credits, alternative, and real estate investments.

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective fund; Individual holdings	Standard & Poor's 500; Russell 2000 Value and Growth; MSCI Europe Australasia Far East Small Cap; MSCI Emerging Markets; MSCI World and World Minimum Volatility; FTSE RAFI All-World Low Volatility
Fixed Income	Individual holdings	Bloomberg Barclays Long Government/Corporate Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index
Alternative Investments (Hedge and Private Equity)	Fund of funds; Direct investments	Hedge Fund Research Institute Fund of Funds; Russell 2000

Assets for our U.K. pension plan are primarily invested in a pooled diversified growth fund. This fund invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The objectives of the fund are to generate capital appreciation over the course of a complete economic and market cycle and to deliver equity-like returns in the medium-to-long term while maintaining approximately two thirds of the volatility of equity markets. Performance of this fund is measured against the U.K. inflation rate plus four percent. The remaining assets in the U.K. plan are invested in leveraged interest rate and inflation swap and gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. The current target allocation for the assets is 65 percent diversified growth assets and 35 percent interest rate and inflation swap funds. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the invested assets in our U.S. pension plans is shown below. The carrying values of investment-related receivables and payables approximate fair value due to the short-term nature of the securities and are not included in the following chart. Investments valued using net asset value (NAV) as a practical expedient are not required to be categorized by input level, but these investments are included as follows to reconcile to total invested assets. Prior year amounts have been reclassified to conform to current year presentation.

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$85.5	$85.5
U.S. Small Cap	50.2	—	—	—	50.2
Global	—	—	—	259.7	259.7
International	—	—	—	26.3	26.3
Emerging Markets	—	—	—	49.6	49.6
Fixed Income Securities:
U.S. Government and Agencies	227.8	11.1	—	—	238.9
Corporate	—	303.6	—	—	303.6
State and Municipal Securities	—	2.0	—	—	2.0
Opportunistic Credits	—	—	—	181.8	181.8
Real Estate	—	—	—	88.9	88.9
Alternative Investments:
Private Equity Direct Investments	—	—	—	37.4	37.4
Private Equity Funds of Funds	—	—	—	32.0	32.0
Hedge Funds of Funds	—	—	—	72.1	72.1
Cash Equivalents	21.2	—	—	—	21.2
Total Invested Assets	$299.2	$316.7	$—	$833.3	$1,449.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$176.2	$176.2
U.S. Mid Cap	—	—	—	55.0	55.0
U.S. Small Cap	56.9	—	—	—	56.9
International	63.7	—	—	62.9	126.6
Emerging Markets	—	—	—	35.5	35.5
Fixed Income Securities:
U.S. Government and Agencies	231.5	12.8	—	—	244.3
Corporate	—	291.4	—	—	291.4
State and Municipal Securities	—	2.1	—	—	2.1
Opportunistic Credits	—	—	—	163.5	163.5
Real Estate	—	—	—	83.5	83.5
Alternative Investments:
Private Equity Direct Investments	—	—	—	30.4	30.4
Private Equity Funds of Funds	—	—	—	35.3	35.3
Hedge Funds of Funds	—	—	—	70.9	70.9
Cash Equivalents	28.0	—	—	—	28.0
Total Invested Assets	$380.1	$306.3	$—	$713.2	$1,399.6

Level 1 investments consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of individual holdings that are valued using observable inputs through market corroborated pricing.

Certain equity, opportunistic credit, and real estate investments are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2016 or 2015. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2016 or 2015. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors, and distributions are received following the maturity of the underlying assets. It is estimated that these underlying assets will mature between five and eight years from the date of initial investment. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the invested assets in our U.K. pension plan is shown below. Investments valued using NAV as a practical expedient are not required to be categorized by input level, but these investments are included as follows to reconcile to total invested assets. Prior year amounts have been reclassified to conform to current year presentation.

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$140.1	$140.1
Fixed Interest and Index-linked Securities	79.9	—	—	7.5	87.4
Cash Equivalents	0.9	—	—	—	0.9
Total Plan Assets	$80.8	$—	$—	$147.6	$228.4

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$156.3	$156.3
Fixed Interest and Index-linked Securities	62.2	—	—	5.3	67.5
Cash Equivalents	7.7	—	—	—	7.7
Total Plan Assets	$69.9	$—	$—	$161.6	$231.5

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Diversified growth assets and certain fixed interest and index-linked securities are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2016 or 2015. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.8	$10.8

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$11.2	$11.2

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.2	$0.1	$15.1	$(15.6)	$10.8

	Year Ended December 31, 2015
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.3	$0.3	$15.8	$(16.2)	$11.2

For the years ended December 31, 2016 and 2015, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2016	2015	2016	2015	2016	2015
Benefit Obligations
Discount Rate	4.40%	4.80%	2.70%	3.80%	4.20%	4.70%
Rate of Compensation Increase	N/A	N/A	3.80%	3.60%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	4.80%	4.40%	3.80%	3.60%	4.70%	4.30%
Expected Return on Plan Assets	7.50%	7.50%	4.90%	5.20%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	3.60%	3.60%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2016 and 2015 is 5.75 percent, which is based on full investment in fixed income securities with an average book yield of 4.99 percent and 5.24 percent in 2016 and 2015, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2016 and 2015, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.00 percent and 7.50 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2021 for measurement at December 31, 2016 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions of dollars)
Service Cost	$7.0	$3.8	$3.7	$—	$—	$2.3	$—	$—	$0.3
Interest Cost	85.2	82.2	89.9	7.0	7.9	9.1	7.2	7.2	7.9
Expected Return on Plan Assets	(102.8)	(108.9)	(117.8)	(10.0)	(12.4)	(13.7)	(0.6)	(0.7)	(0.7)
Amortization of:
Net Actuarial Loss	16.2	11.6	5.2	0.1	0.3	0.4	—	—	—
Prior Service Credit	(0.3)	—	—	—	—	—	(0.2)	(0.3)	(1.7)
Plan Amendment	—	—	—	—	—	—	0.9	—	—
Settlement	—	—	64.4	—	—	—	—	—	—
Total Net Periodic Benefit Cost	$5.3	$(11.3)	$45.4	$(2.9)	$(4.2)	$(1.9)	$7.3	$6.2	$5.8

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2016 would have increased (decreased) the service cost and interest cost by $0.2 million and $(0.2) million, respectively, and the postretirement benefit obligation by $0.9 million and $(0.8) million, respectively.

The unrecognized net actuarial loss and the prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2017 is $20.2 million and $0.7 million before tax, respectively.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2017	$71.8	$4.5	$13.6	$0.3	$13.3
2018	74.4	4.8	13.2	0.2	13.0
2019	76.9	4.8	12.8	0.2	12.6
2020	80.6	5.1	12.3	0.2	12.1
2021	84.3	5.4	11.9	0.2	11.7
2022-2026	476.9	32.5	50.9	0.7	50.2

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2016 and made no voluntary contributions during 2016. We do not expect to make any contributions in 2017. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension and OPEB plans because such contributions are determined under the minimum funding requirements as set forth in ERISA.

We made no contributions to our U.K. plan during 2016, nor do we expect to make any contributions in 2017, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

Defined Contribution Plans

We offer a 401(k) plan to all eligible U.S. employees under which a portion of employee contributions is matched. We match dollar-for-dollar up to 5.0 percent of base salary and any recognized sales and performance-based incentive compensation for employee contributions into the plan. We also make an additional non-elective contribution of 4.5 percent of earnings for all eligible employees and a separate transition contribution for eligible employees who met certain age and years of service criteria as of December 31, 2013. The 401(k) plan remains in compliance with ERISA guidelines and continues to qualify for a “safe harbor” from annual discrimination testing.

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. Effective July 1, 2014, we increased benefits under the defined contribution plan wherein we match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and match additional employee contributions pound-for-pound up to 5.0 percent of base salary. We previously matched pound-for-pound up to 5.0 percent of base salary for employee contributions into the defined contribution plan and made an additional non-elective contribution of 5.0 percent of base salary. Also effective July 1, 2014, we increased the non-elective contribution to 6.0 percent of base salary for all eligible employees, and a separate transition contribution was made for all eligible employees through March 31, 2016.

During the years ended December 31, 2016, 2015, and 2014, we recognized costs of $72.2 million, $71.5 million, and $76.0 million, respectively, for our U.S. defined contribution plan and $4.9 million, $5.7 million, and $5.0 million, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars, except share data)
Numerator
Net Income	$931.4	$867.1	$402.1

Denominator (000s)
Weighted Average Common Shares - Basic	235,445.7	246,986.7	255,525.9
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	533.5	868.0	1,126.9
Weighted Average Common Shares - Assuming Dilution	235,979.2	247,854.7	256,652.8

Net Income Per Common Share
Basic	$3.96	$3.51	$1.57
Assuming Dilution	$3.95	$3.50	$1.57

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $11.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

to $26.29; the nonvested restricted stock units have grant prices ranging from $27.85 to $36.36; and the nonvested performance share units have grant prices ranging from $27.85 to $34.08. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated 0.4 million, 0.3 million, and 0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	May 2016	May 2015	December 2013
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$750.0
Remaining Repurchase Amount at Year End 2016	$495.7	$—	$—

The May 2016 share repurchase program has an expiration date of November 26, 2017.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions)
Shares Repurchased	11.9	12.3	8.7
Cost of Shares Repurchased (1)	$403.3	$426.7	$300.6

(1) Includes commissions of $0.2 million, $0.3 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

During 2014, we retired 60.0 million shares of our treasury stock with an average total cost of $1,451.7 million.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2012 (the 2012 Plan), up to 20 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2016, approximately 14.2 million shares were available for future grants under the 2012 Plan.

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

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2015	383	$35.05
Granted	219	28.41
Vested	(167)	34.79
Forfeited	(6)	32.54
Outstanding at December 31, 2016	429	31.80

During 2016, 2015, and 2014, we issued PSUs with a weighted average grant date fair value per share of $28.41, $35.13, and $34.72, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the performance periods. At December 31, 2016, the three-year performance period for the 2014 PSU grant was completed, but the performance factor had not yet been applied. Vested amounts in the preceding table represent vested PSUs for which the 2014 through 2016 performance factor will be applied during the first quarter of 2017, with distribution of the stock thereafter.

At December 31, 2016, we had approximately $7.4 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.5 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2016	2015	2014
Expected Volatility (based on our and our peer group historical daily stock prices)	22%	22%	31%
Expected Life (equals the performance period)	3.0 years	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	0.88%	0.91%	0.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2015	866	$32.40
Granted	632	28.80
Vested	(587)	31.22
Forfeited	(33)	30.64
Outstanding at December 31, 2016	878	30.66

During 2016, 2015, and 2014, we issued RSUs with a weighted average grant date fair value per share of $28.80, $34.08, and $33.77, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2016, 2015, and 2014 was $18.3 million, $21.4 million, and $19.8 million, respectively. At December 31, 2016, we had $13.0 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Cash-Settled Awards

There were no outstanding cash-settled awards at December 31, 2016 and 2015. All cash-settled awards were fully vested at December 31, 2015. Fully vested awards not distributed in 2015 were paid in 2016.
The amount paid per unit awarded was equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measured the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period were recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period were recognized as compensation cost during the period in which the changes occurred. At December 31, 2016, we had no unrecognized compensation cost related to cash-settled awards.

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars, except per unit data)
Weighted Average Grant Date Fair Value per Unit Granted	$—	$33.92	$33.85
Total Fair Value of Units Vested	$—	$4.9	$2.1
Total Fair Value of Units Paid	$2.4	$2.5	$2.9

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2015	759	$23.02
Exercised	(242)	21.01
Outstanding at December 31, 2016	517	23.97	2.7	$10.3

Exercisable at December 31, 2016	517	$23.97	2.7	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

All outstanding stock options at December 31, 2016 have vested. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. At December 31, 2016, we had no unrecognized compensation cost related to stock options.

The intrinsic value of options exercised and fair value of options vested are as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Total Intrinsic Value of Options Exercised	$3.4	$5.6	$4.0
Total Fair Value of Options Vested	$0.1	$1.1	$2.4

There were no stock options granted in the years 2014 through 2016.

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Performance Share Units	$6.6	$4.5	$2.5
Restricted Stock Units and Cash-Settled Awards	14.9	18.6	19.0
Stock Options	—	0.2	0.6
Other	0.4	0.5	0.5
Total Compensation Expense, Before Income Tax	$21.9	$23.8	$22.6

Total Compensation Expense, Net of Income Tax	$14.4	$15.7	$14.9

Cash received under all share-based payment arrangements for the years ended December 31, 2016, 2015, and 2014 was $8.5 million, $6.4 million, and $12.3 million, respectively.

Note 12 - Reinsurance

Thirteen major companies account for approximately 91 percent of our reinsurance recoverable at December 31, 2016, and all are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately eight percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Direct Premium Income	$8,385.0	$8,151.9	$7,899.3
Reinsurance Assumed	236.3	202.8	189.8
Reinsurance Ceded	(263.6)	(272.3)	(291.9)
Net Premium Income	$8,357.7	$8,082.4	$7,797.2

Ceded Benefits and Change in Reserves for Future Benefits	$648.3	$662.7	$662.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued

Effective October 1, 2016, we entered into a reinsurance agreement under which we ceded 30 percent of the risk for certain blocks of Unum US individual disability policies, as well as some related claims development risk for a limited period of time. The agreement is on a non-proportional modified coinsurance basis with a provision for experience refunds.

Note 13 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

The Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, voluntary benefits, and dental and vision products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business, which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.

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

Acquisitions of Business

In August 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (Starmount), for a total cash purchase price of $140.3 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount will broaden our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products to be marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products are expected to be introduced in 2018 and will be reported in our Colonial Life segment.

Starmount's revenues totaled $129.9 million in 2015. Total assets were valued at $93.1 million as of the acquisition date and were primarily comprised of bonds, cash, accounts receivable, and intangible assets attributable to the value of business acquired and the value of existing state licenses. Total liabilities were valued at $55.7 million as of the acquisition date and were primarily comprised of outstanding claim liabilities and reserves for future claims. The total purchase price exceeded the fair value of the identifiable net assets by $111.2 million and has been identified as goodwill, primarily attributable to the value of adding dental and vision to our current employee benefit offerings. Goodwill was allocated to the reporting units expected to benefit from the acquisition. Approximately 75 percent was allocated to our Unum US supplemental and voluntary product lines and approximately 25 percent to Colonial Life. The goodwill is not deductible for income tax purposes except upon disposition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

of the acquired entity. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, did not have a material impact on revenue or operating results for 2016.

In September 2015, we acquired 100 percent of the common shares and voting interests in National Dental Plan Limited and associated companies (National Dental) for a total cash purchase price of £35.9 million or $54.3 million. National Dental, a provider of dental insurance in the U.K. workplace, is reported in our Unum UK segment as part of our supplemental product line. The acquisition of National Dental extends our market reach, broadening our employee benefit offerings in the U.K. National Dental's revenues totaled £14.7 million, or $24.2 million, in 2014. Total assets were £18.6 million, or $28.1 million as of the acquisition date, and were primarily comprised of short-term investments, accounts receivable, and intangible assets attributable to benefits derived from National Dental's customer relationships and dental provider network. Total liabilities were £5.0 million, or $7.5 million as of the acquisition date, and were primarily comprised of outstanding claims liabilities, unearned premiums, and a deferred tax liability. The purchase price exceeded the fair value of the identifiable net assets by £22.3 million, or $33.7 million, and has been identified as goodwill, primarily attributable to the value of adding dental to our current employee benefit offerings. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entity. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, did not have a material impact on revenue or operating results for 2015.

Segment information is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$1,726.6	$1,644.7	$1,553.5
Group Short-term Disability	626.1	607.4	558.1
Group Life and Accidental Death & Dismemberment
Group Life	1,410.0	1,347.4	1,262.3
Accidental Death & Dismemberment	140.3	131.7	125.9
Supplemental and Voluntary
Individual Disability	480.3	478.9	466.1
Voluntary Benefits	796.5	749.9	693.8
Dental and Vision	61.1	—	—
	5,240.9	4,960.0	4,659.7
Unum UK
Group Long-term Disability	355.2	397.4	418.9
Group Life	105.7	121.5	133.2
Supplemental	68.4	57.3	55.1
	529.3	576.2	607.2
Colonial Life
Accident, Sickness, and Disability	830.0	789.0	759.8
Life	273.8	252.4	231.8
Cancer and Critical Illness	313.3	297.2	282.1
	1,417.1	1,338.6	1,273.7
Closed Block
Individual Disability	521.9	572.4	624.8
Long-term Care	643.9	633.5	630.9
All Other	4.6	1.7	0.9
	1,170.4	1,207.6	1,256.6
Total Premium Income	$8,357.7	$8,082.4	$7,797.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2016

Premium Income	$5,240.9	$529.3	$1,417.1	$1,170.4	$—	$8,357.7
Net Investment Income	828.7	118.1	141.5	1,352.2	18.5	2,459.0
Other Income	113.3	0.2	1.2	86.0	4.9	205.6
Operating Revenue	$6,182.9	$647.6	$1,559.8	$2,608.6	$23.4	$11,022.3

Operating Income (Loss)	$914.2	$128.6	$314.2	$129.5	$(146.7)	$1,339.8
Interest and Debt Expense	$—	$—	$—	$6.9	$159.1	$166.0
Depreciation and Amortization	$353.0	$16.4	$222.9	$6.9	$1.0	$600.2

Year Ended December 31, 2015

Premium Income	$4,960.0	$576.2	$1,338.6	$1,207.6	$—	$8,082.4
Net Investment Income	865.3	124.9	145.4	1,320.0	25.6	2,481.2
Other Income	119.2	—	0.1	89.3	2.9	211.5
Operating Revenue	$5,944.5	$701.1	$1,484.1	$2,616.9	$28.5	$10,775.1

Operating Income (Loss)	$850.0	$140.6	$309.1	$119.1	$(124.8)	$1,294.0
Interest and Debt Expense	$—	$—	$—	$6.6	$146.2	$152.8
Depreciation and Amortization	$347.0	$18.0	$214.6	$6.6	$0.9	$587.1

Year Ended December 31, 2014

Premium Income	$4,659.7	$607.2	$1,273.7	$1,256.6	$—	$7,797.2
Net Investment Income	878.9	151.0	145.5	1,281.5	35.3	2,492.2
Other Income	122.1	—	0.1	91.8	5.0	219.0
Operating Revenue	$5,660.7	$758.2	$1,419.3	$2,629.9	$40.3	$10,508.4

Operating Income (Loss)	$844.9	$147.8	$299.0	$120.0	$(104.4)	$1,307.3
Interest and Debt Expense Excluding Costs Related to Early Retirement of Debt	$—	$—	$—	$7.3	$147.0	$154.3
Depreciation and Amortization	$314.2	$19.2	$194.1	$5.9	$1.0	$534.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

			Colonial
	Unum US	Unum UK	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2016
Beginning of Year	$1,136.4	$27.1	$845.0	$2,008.5
Capitalization	314.1	8.2	270.1	592.4
Amortization	(275.2)	(9.7)	(208.1)	(493.0)
Adjustment Related to Unrealized Investment Gains and Losses	1.2	—	(10.7)	(9.5)
Foreign Currency	—	(4.2)	—	(4.2)
End of Year	$1,176.5	$21.4	$896.3	$2,094.2

Year Ended December 31, 2015
Beginning of Year	$1,096.5	$30.4	$774.4	$1,901.3
Capitalization	307.3	9.6	252.8	569.7
Amortization	(272.3)	(11.3)	(198.7)	(482.3)
Adjustment Related to Unrealized Investment Gains and Losses	4.9	—	16.5	21.4
Foreign Currency	—	(1.6)	—	(1.6)
End of Year	$1,136.4	$27.1	$845.0	$2,008.5

Year Ended December 31, 2014
Beginning of Year	$1,051.5	$34.3	$743.4	$1,829.2
Capitalization	292.7	10.5	220.8	524.0
Amortization	(248.1)	(12.5)	(180.2)	(440.8)
Adjustment Related to Unrealized Investment Gains and Losses	0.4	—	(9.6)	(9.2)
Foreign Currency	—	(1.9)	—	(1.9)
End of Year	$1,096.5	$30.4	$774.4	$1,901.3

	December 31
	2016	2015
	(in millions of dollars)
Assets
Unum US	$18,036.6	$18,242.4
Unum UK	3,101.4	3,432.4
Colonial Life	3,923.2	3,776.8
Closed Block	33,734.3	33,000.9
Corporate	3,146.0	2,111.1
Total Assets	$61,941.5	$60,563.6

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US, Unum UK, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2016 and 2015, goodwill was $335.1 million and $230.9 million, respectively, with $271.1 million and $187.6 million, respectively, attributable to Unum US, $36.3 million and $43.3 million, respectively, attributable to Unum UK, and $27.7 million in 2016 attributable to Colonial Life. Changes in the goodwill balances for our Unum US and Colonial Life segments are attributable to the acquisition of Starmount, while changes in our Unum UK segment result from fluctuation in foreign currency exchange rates.

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

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Total Revenue	$11,046.5	$10,731.3	$10,524.5
Excluding:
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1
Operating Revenue	$11,022.3	$10,775.1	$10,508.4

Income Before Income Tax	$1,347.7	$1,238.3	$542.0
Excluding:
Net Realized Investment Gain (Loss)	24.2	(43.8)	16.1
Non-operating Retirement-related Loss	(16.3)	(11.9)	(70.0)
Costs Related to Early Retirement of Debt for Corporate	—	—	(13.2)
Long-term Care Reserve Increase for Closed Block	—	—	(698.2)
Operating Income	$1,339.8	$1,294.0	$1,307.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2016, the aggregate net minimum lease payments were $189.6 million payable as follows: $50.8 million in 2017, $25.8 million in 2018, $22.5 million in 2019, $18.0 million in 2020, $13.9 million in 2021, and $58.6 million thereafter. Rental expense for the years ended December 31, 2016, 2015, and 2014 was $51.4 million, $42.5 million, and $44.2 million, respectively.

At December 31, 2016, we had unfunded commitments of $314.0 million for certain of our investments, the amount of which may or may not be funded.

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

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we answered the complaints. In December 2016, we filed a motion to dismiss as a result of legislation enacted after the appellate court’s decision in 2015. A hearing on that motion is scheduled for March 2017.

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

In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation, and the Pennsylvania
Insurance Commissioner, who was appointed as the Rehabilitator, filed petitions for liquidation with the Commonwealth Court of Pennsylvania. Under Pennsylvania law, payment of covered claims and other related insurance obligations are provided, within prescribed limits, by state guaranty associations. These guaranty associations assess fees to meet these obligations on insurance companies that sell insurance within the state, which are generally based on a company's pro rata portion of average premiums written or received for several years prior to the insolvency. Under Pennsylvania statutes, an insurer is declared insolvent only after it is placed under an order of liquidation by a court of competent jurisdiction with a finding for insolvency. We expect the formal order of liquidation to be issued during the first quarter of 2017, and as such, we would then be subject to an assessment by those guaranty associations that are responsible for policyholder claims. In the period during which the formal order of liquidation is issued, we expect to accrue an estimated loss contingency in the range of $12 million to $15 million. This amount is net of expected recoverable premium tax offsets and net of income tax. We do not believe our exposure to potential assessment is material to our consolidated financial position, cash flows, or results of operations.

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

Fairwind, which is domiciled in the State of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $213 million and $208 million as of December 31, 2016 and 2015, respectively. Northwind Re has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$855.1	$653.7	$628.9
Captive Reinsurers	$48.4	$(56.3)	$(129.3)

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$884.6	$689.2	$623.9
Captive Reinsurers	$50.6	$(54.3)	$(130.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

	December 31
	2016	2015
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,626.9	$3,470.3
Captive Reinsurers	$1,726.7	$1,672.3

As derived from the most recent annual statutory basis financial statements filed with insurance regulators, the statutory net income and statutory capital and surplus of our United Kingdom insurance subsidiary, Unum Limited, were £60.6 million and £441.5 million, respectively.

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2016 is in excess of those RBC levels.

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

Based on the restrictions under current law, $859.3 million is available, without prior approval by regulatory authorities, during 2017 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  There was no material change to capital requirements or to solvency ratios.  We have £271.0 million available for the payment of dividends from Unum Limited during 2017, subject to regulatory approval.

Deposits

At December 31, 2016 and 2015, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $194.9 million and $284.1 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2016 and 2015:

	2016
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,099.2	$2,089.4	$2,081.6	$2,087.5
Net Investment Income	617.9	611.4	623.3	606.4
Net Realized Investment Gain (Loss)	28.4	11.0	5.3	(20.5)
Total Revenue	2,796.5	2,763.3	2,761.3	2,725.4
Income Before Income Tax	371.2	332.1	340.2	304.2
Net Income	248.0	236.0	236.8	210.6
Net Income Per Common Share
Basic	1.07	1.01	1.00	0.88
Assuming Dilution	1.07	1.01	1.00	0.88

	2015
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,037.8	$2,020.8	$2,017.5	$2,006.3
Net Investment Income	636.4	612.1	630.7	602.0
Net Realized Investment Gain (Loss)	(2.7)	(26.6)	0.8	(15.3)
Total Revenue	2,722.4	2,657.8	2,703.7	2,647.4
Income Before Income Tax	316.6	298.9	319.8	303.0
Net Income	226.1	203.8	224.3	212.9
Net Income Per Common Share
Basic	0.93	0.83	0.90	0.85
Assuming Dilution	0.93	0.83	0.90	0.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by the Securities and Exchange Commission, we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets and stockholders' equity of Starmount, which we acquired in 2016. At December 31, 2016, total assets and total stockholders' equity subject to Starmount’s internal control over financial reporting constituted $216.9 million and $160.6 million of the Company's total assets and total stockholder's equity, respectively, while total revenues and net income constituted $69.1 million and $1.9 million of the Company's total revenues and net income, respectively, for the period from acquisition through December 31, 2016.

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2016, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2016, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unum Group

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Unum Group and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Starmount, which is included in the 2016 consolidated financial statements of Unum Group and subsidiaries and constituted $216.9 million and $160.6 million of total assets and total stockholders' equity, respectively, as of December 31, 2016 and $69.1 million and $1.9 million of total revenues and net income, respectively, for the period from the acquisition through December 31, 2016. Our audit of internal control over financial reporting of Unum Group and subsidiaries also did not include an evaluation of the internal control over financial reporting of Starmount.

In our opinion, Unum Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unum Group and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 22, 2017

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Additional Directors - Retiring at the Annual Meeting," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, risk and finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the Securities and Exchange Commission . These documents are available free of charge on our website and in print at the request of any shareholder from the Office of the Corporate Secretary, Unum Group, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of conduct and our code of ethics, as required by the rules and regulations of the Securities and Exchange Commission and the listing standards of the NYSE.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Corporate Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Corporate Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance," sub-caption "Process for Selecting and Nominating Directors," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," under the caption "Corporate Governance," sub-caption "Compensation Committee Interlocks and Insider Participation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Corporate Governance," sub-captions "Director Independence" and "Related Party Transactions and Policy," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2016 and 2015 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 22, 2017
Richard P. McKenney	and a Director (principal executive officer)

/s/ John F. McGarry	Executive Vice President and Chief Financial Officer	February 22, 2017
John F. McGarry	(principal financial officer)

/s/ Vicki W. Corbett	Senior Vice President, Controller (controller)	February 22, 2017
Vicki W. Corbett

Name	Title	Date

*	Director	February 22, 2017
Theodore H. Bunting, Jr.

*	Director	February 22, 2017
E. Michael Caulfield

*	Director	February 22, 2017
Joseph J. Echevarria

*	Director	February 22, 2017
Cynthia L. Egan

*	Director	February 22, 2017
Pamela H. Godwin

*	Director	February 22, 2017
Kevin T. Kabat

*	Director	February 22, 2017
Timothy F. Keaney

*	Director	February 22, 2017
Gloria C. Larson

*	Director	February 22, 2017
Edward J. Muhl

*	Director	February 22, 2017
Ronald P. O'Hanley

*	Director	February 22, 2017
Francis J. Shammo

*	Director	February 22, 2017
Thomas R. Watjen

* By: /s/ J. Paul Jullienne	For all of the Directors	February 22, 2017
J. Paul Jullienne
Attorney-in-Fact

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,202.8	$1,382.4	$1,382.4
States, Municipalities, and Political Subdivisions	1,868.0	2,158.0	2,158.0
Foreign Governments	714.8	914.7	914.7
Public Utilities	6,916.1	8,022.7	8,022.7
Mortgage/Asset-Backed Securities	2,104.9	2,230.4	2,230.4
All Other Corporate Bonds	26,707.1	29,467.2	29,467.2
Redeemable Preferred Stocks	39.0	41.9	41.9
Total Fixed Maturity Securities	39,552.7	$44,217.3	44,217.3

Mortgage Loans	2,038.9		2,038.9
Policy Loans	3,463.2		3,463.2
Other Long-term Investments
Derivatives	—		32.7	(2)
Equity Securities	1.1		1.2
Miscellaneous Long-term Investments	589.3		597.6	(3)
Short-term Investments	780.0		780.0

Total Investments	$46,425.2		$51,130.9

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2016	2015
	(in millions of dollars)
		As Adjusted
Assets
Fixed Maturity Securities - at fair value (amortized cost: $215.1; $273.7)	$214.2	$273.4
Other Long-term Investments	49.0	22.7
Short-term Investments	377.9	288.1
Investment in Subsidiaries	11,340.7	10,689.1
Deferred Income Tax	210.7	160.1
Other Assets	473.9	546.4
Total Assets	$12,666.4	$11,979.8

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$—	$352.0
Long-term Debt	2,735.9	2,125.4
Pension and Postretirement Benefits	638.3	554.1
Other Liabilities	324.2	284.4
Total Liabilities	3,698.4	3,315.9

Stockholders' Equity
Common Stock	30.4	30.3
Additional Paid-in Capital	2,272.8	2,247.2
Accumulated Other Comprehensive Income (Loss)	(51.0)	16.1
Retained Earnings	8,744.0	7,995.2
Treasury Stock	(2,028.2)	(1,624.9)
Total Stockholders' Equity	8,968.0	8,663.9

Total Liabilities and Stockholders' Equity	$12,666.4	$11,979.8

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Cash Dividends from Subsidiaries	$676.5	$671.8	$645.2
Other Income	58.4	52.8	116.3
Total Revenue	734.9	724.6	761.5

Interest and Debt Expense	160.1	137.5	132.4
Other Expenses	32.3	16.7	66.0
Total Expenses	192.4	154.2	198.4

Income of Parent Company Before Income Tax	542.5	570.4	563.1
Income Tax Benefit	(20.2)	(16.2)	(24.5)

Income of Parent Company	562.7	586.6	587.6
Equity in Undistributed Earnings (Loss) of Subsidiaries	368.7	280.5	(185.5)

Net Income	931.4	867.1	402.1

Other Comprehensive Loss, Net of Tax	(67.1)	(150.3)	(88.6)

Comprehensive Income	$864.3	$716.8	$313.5

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(in millions of dollars)
Cash Provided by Operating Activities	$685.4	$672.2	$683.0

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	2.6	7.8	25.0
Proceeds from Maturities of Fixed Maturity Securities	111.2	112.2	76.1
Proceeds from Sales and Maturities of Other Investments	0.4	26.4	31.9
Purchase of Fixed Maturity Securities	(56.5)	(233.7)	(118.9)
Purchase of Other Investments	(23.3)	—	(19.0)
Net Sales (Purchases) of Short-term Investments	(89.8)	38.1	(162.1)
Cash Distributions to Subsidiaries	(143.6)	(231.0)	(316.1)
Net Purchases of Property and Equipment	(55.5)	(78.9)	(102.5)
Acquisition of Business	(140.3)	—	—
Other, Net	0.2	0.1	(0.2)
Cash Used by Investing Activities	(394.6)	(359.0)	(585.8)

Cash Flows from Financing Activities
Issuance of Long-term Debt	609.1	271.4	347.2
Long-term Debt Repayment	(350.0)	—	—
Issuance of Common Stock	8.5	6.4	12.3
Repurchase of Common Stock	(405.2)	(417.9)	(306.0)
Dividends Paid to Stockholders	(182.6)	(174.2)	(159.4)
Other, Net	(1.0)	2.9	1.9
Cash Used by Financing Activities	(321.2)	(311.4)	(104.0)

Increase (Decrease) in Cash	$(30.4)	$1.8	$(6.8)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2016	2015
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	$200.0	$200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	250.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedges Adjustment			(3.1)	(2.7)
Less:
Unamortized Net Premium (Discount)			9.8	(3.8)
Unamortized Debt Issuance Costs			(28.4)	(25.7)
Total Long-term Debt			2,735.9	2,125.4

Short-term Debt
Outstanding Principal
Senior Notes issued 2009	7.125%	2016	—	350.0
Fair Value Hedges Adjustment			—	2.4
Less Unamortized Debt Issuance Costs			—	(0.4)
Total Short-term Debt			—	352.0

Total Debt			$2,735.9	$2,477.4

The senior notes due 2018 and the medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $200.0 million in 2018, $400.0 million in 2020, $350.0 million in 2021, and $1,807.6 million thereafter.

Fair Value Hedges

As of December 31, 2016 and 2015, we had $250.0 million and $600.0 million, respectively, notional amount interest rate swaps which effectively convert certain of our unsecured senior notes into floating rate debt. Under these agreements, we receive fixed rates of interest and pay variable rates of interest, based off of the three-month LIBOR.

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

Interest Paid

Interest paid on debt and related securities during 2016, 2015, and 2014 was $147.8 million, $130.9 million, and $123.6 million, respectively.

Credit Facility

In 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2016 and 2015, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures. The remaining balance on these debentures, which we had fully and unconditionally guaranteed, matured in 2015.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2016

Unum US	$1,176.5	$11,312.6	$46.9	$977.2
Unum UK	21.4	2,127.9	110.3	102.4
Colonial Life	896.3	2,103.5	33.5	195.8
Closed Block	—	28,701.9	173.0	232.5
Total	$2,094.2	$44,245.9	$363.7	$1,507.9

December 31, 2015

Unum US	$1,136.4	$11,273.5	$45.5	$940.8
Unum UK	27.1	2,377.5	128.2	114.3
Colonial Life	845.0	1,989.8	32.0	191.2
Closed Block	—	27,899.8	178.5	238.3
Total	$2,008.5	$43,540.6	$384.2	$1,484.6

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2016

Unum US	$5,240.9	$828.7	$3,624.3	$275.2	$1,369.2	$3,564.4
Unum UK	529.3	118.1	367.4	9.7	141.9	435.4
Colonial Life	1,417.1	141.5	726.4	208.1	311.1	1,145.0
Closed Block	1,170.4	1,352.2	2,223.7	—	255.4	1,161.8
Corporate	—	18.5	—	—	186.4	—
Total	$8,357.7	$2,459.0	$6,941.8	$493.0	$2,264.0

December 31, 2015

Unum US	$4,960.0	$865.3	$3,476.7	$272.3	$1,345.5	$3,353.8
Unum UK	576.2	124.9	394.8	11.3	154.4	453.0
Colonial Life	1,338.6	145.4	683.0	198.7	293.3	1,088.3
Closed Block	1,207.6	1,320.0	2,228.3	—	269.5	1,198.5
Corporate	—	25.6	—	—	165.2	—
Total	$8,082.4	$2,481.2	$6,782.8	$482.3	$2,227.9

December 31, 2014

Unum US	$4,659.7	$878.9	$3,288.1	$248.1	$1,279.6	$3,144.1
Unum UK	607.2	151.0	431.0	12.5	166.9	479.9
Colonial Life	1,273.7	145.5	660.6	180.2	279.5	1,042.7
Closed Block	1,256.6	1,281.5	2,931.1	—	277.0	1,248.6
Corporate	—	35.3	—	—	227.9	—
Total	$7,797.2	$2,492.2	$7,310.8	$440.8	$2,230.9

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Included in 2014 is a reserve charge of $698.2 million in the Closed Block segment related to our long-term care business.

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

(4)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2016

Life Insurance in Force	$854,783.9	$31,882.5	$1,004.7	$823,906.1	0.1%

Premium Income:
Life Insurance	$2,202.6	$151.3	$9.7	$2,061.0	0.5%
Accident, Health, and Other Insurance	6,182.4	112.3	226.6	6,296.7	3.6%
Total	$8,385.0	$263.6	$236.3	$8,357.7	2.8%

Year Ended December 31, 2015

Life Insurance in Force	$827,515.2	$24,062.6	$993.5	$804,446.1	0.1%

Premium Income:
Life Insurance	$2,150.1	$176.3	$9.4	$1,983.2	0.5%
Accident, Health, and Other Insurance	6,001.8	96.0	193.4	6,099.2	3.2%
Total	$8,151.9	$272.3	$202.8	$8,082.4	2.5%

Year Ended December 31, 2014

Life Insurance in Force	$790,952.1	$24,416.7	$999.7	$767,535.1	0.1%

Premium Income:
Life Insurance	$2,056.4	$194.8	$9.6	$1,871.2	0.5%
Accident, Health, and Other Insurance	5,842.9	97.1	180.2	5,926.0	3.0%
Total	$7,899.3	$291.9	$189.8	$7,797.2	2.4%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in millions of dollars)
Year Ended December 31, 2016

Real Estate reserve (deducted from other long-term investments)	$1.2	$3.0	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$3.1	$—	$3.1	$6.2

Year Ended December 31, 2015

Real Estate reserve (deducted from other long-term investments)	$0.3	$1.2	$—	$0.3	$1.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$1.7	$—	$1.9	$6.2

Year Ended December 31, 2014

Real Estate reserve (deducted from other long-term investments)	$1.8	$0.4	$—	$1.9	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$5.6	$1.4	$0.3	$0.9	$6.4

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

See Notes 3 and 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for a discussion of the mortgage loan allowance for credit losses and the deferred tax asset valuation allowance not included in the amounts reported above.

INDEX TO EXHIBITS

With regard to applicable cross-references in this report, our current, quarterly and annual reports dated on or after May 1, 2003 are filed with the Securities and Exchange Commission under File No. 1-11294 and such reports dated prior to May 1, 2003 are filed with the Securities and Exchange Commission under File No. 1-11834, except as otherwise noted below. Our registration statements have the file numbers noted wherever such statements are identified below.

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2013).

(3.2)	Amended and Restated Bylaws of Unum Group, effective May 26, 2016 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 26, 2016).

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

(4.7)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.8)	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on March 14, 2014).

(4.9)	Form of 3.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 5, 2015).

(4.10)	Form of 3.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 9, 2016).
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

(10.8)	Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2015). *

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

(10.22)
Form of Restricted Stock Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 8, 2014). *

(10.23)
Form of Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on April 30, 2015). *

(10.24)
Form of Restricted Stock Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on April 28, 2016). *

(10.25)
Form of Cash-Settled Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed on April 30, 2015). *

(10.26)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.27)
Form of Performance Share Unit Agreement with Employee for awards in 2014 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 8, 2014). *

(10.28)
Form of Performance Share Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on April 30, 2015). *

(10.29)
Form of Performance Share Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on April 28, 2016). *

(10.30)	Annual Incentive Plan of Unum Group (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 24, 2013). *

(10.31)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.32)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(10.33)
First Amendment to Credit Agreement, dated as of January 15, 2015, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2014).

(10.34)
Second Amendment to Credit Agreement, dated as of March 16, 2016, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on April 28, 2016).

(10.35)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.36)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.37)	Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated effective as of May 21, 2015 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on February 3, 2015). *

(10.38)	Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012. *

(10.39)	Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012. *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 10 of the "Notes to Consolidated Financial Statements").

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.