Form 10-Q
period 2017-03-31
Unum Group
filed 2017-04-27
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

228,213,888 shares of the registrant's common stock were outstanding as of April 25, 2017.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2017	2016
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,697.6; $39,552.7)	$44,623.2	$44,217.3
Mortgage Loans	2,068.4	2,038.9
Policy Loans	3,447.4	3,463.2
Other Long-term Investments	645.3	631.5
Short-term Investments	772.4	780.0
Total Investments	51,556.7	51,130.9

Other Assets
Cash and Bank Deposits	107.0	100.4
Accounts and Premiums Receivable	1,695.4	1,610.8
Reinsurance Recoverable	4,842.8	4,858.9
Accrued Investment Income	752.8	693.3
Deferred Acquisition Costs	2,113.2	2,094.2
Goodwill	335.7	335.1
Property and Equipment	501.2	500.6
Other Assets	619.9	617.3

Total Assets	$62,524.7	$61,941.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2017	2016
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,544.8	$1,507.9
Reserves for Future Policy and Contract Benefits	44,502.2	44,245.9
Unearned Premiums	419.5	363.7
Other Policyholders’ Funds	1,641.2	1,623.8
Income Tax Payable	65.3	20.6
Deferred Income Tax	188.5	130.3
Long-term Debt	2,984.6	2,999.4
Payables for Collateral on Investments	397.6	406.0
Other Liabilities	1,673.6	1,675.9

Total Liabilities	53,417.3	52,973.5

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 303,993,726 and 303,552,934 shares	30.4	30.4
Additional Paid-in Capital	2,277.4	2,272.8
Accumulated Other Comprehensive Income (Loss)	0.4	(51.0)
Retained Earnings	8,927.4	8,744.0
Treasury Stock - at cost: 75,799,192 and 73,729,992 shares	(2,128.2)	(2,028.2)

Total Stockholders' Equity	9,107.4	8,968.0

Total Liabilities and Stockholders' Equity	$62,524.7	$61,941.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2017	2016
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,142.9	$2,087.5
Net Investment Income	602.4	606.4
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(21.1)
Net Realized Investment Gain, Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	11.0	0.6
Net Realized Investment Gain (Loss)	11.0	(20.5)
Other Income	50.2	52.0
Total Revenue	2,806.5	2,725.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,749.0	1,729.8
Commissions	270.2	259.9
Interest and Debt Expense	39.8	38.6
Deferral of Acquisition Costs	(162.1)	(152.5)
Amortization of Deferred Acquisition Costs	141.5	132.2
Compensation Expense	207.0	207.6
Other Expenses	230.8	205.6
Total Benefits and Expenses	2,476.2	2,421.2

Income Before Income Tax	330.3	304.2

Income Tax
Current	56.6	51.0
Deferred	43.8	42.6
Total Income Tax	100.4	93.6

Net Income	$229.9	$210.6

Net Income Per Common Share
Basic	$1.00	$0.88
Assuming Dilution	$1.00	$0.88

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Net Income	$229.9	$210.6

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $89.0; $414.3)	176.9	800.1
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $67.3; $287.7)	(134.5)	(566.0)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $6.0; $13.6)	(10.7)	(26.2)
Change in Foreign Currency Translation Adjustment	17.1	(26.4)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.5; $1.6)	2.6	3.1
Total Other Comprehensive Income	51.4	184.6

Comprehensive Income	$281.3	$395.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.4	$30.3

Additional Paid-in Capital
Balance at Beginning of Year	2,272.8	2,247.2
Common Stock Activity	4.6	6.4
Balance at End of Period	2,277.4	2,253.6

Accumulated Other Comprehensive Income
Balance at Beginning of Year	(51.0)	16.1
Other Comprehensive Income	51.4	184.6
Balance at End of Period	0.4	200.7

Retained Earnings
Balance at Beginning of Year	8,744.0	7,995.2
Net Income	229.9	210.6
Dividends to Stockholders (per common share: $0.200; $0.185)	(46.5)	(45.2)
Balance at End of Period	8,927.4	8,160.6

Treasury Stock
Balance at Beginning of Year	(2,028.2)	(1,624.9)
Purchases of Treasury Stock	(100.0)	(100.0)
Balance at End of Period	(2,128.2)	(1,724.9)

Total Stockholders' Equity at End of Period	$9,107.4	$8,920.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$229.9	$210.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(18.2)	(27.3)
Change in Deferred Acquisition Costs	(20.6)	(20.3)
Change in Insurance Reserves and Liabilities	128.7	113.0
Change in Income Taxes	92.5	83.0
Change in Other Accrued Liabilities	(18.3)	(30.8)
Non-cash Components of Net Investment Income	(103.7)	(86.9)
Net Realized Investment (Gain) Loss	(11.0)	20.5
Depreciation	26.5	25.4
Other, Net	2.2	6.1
Net Cash Provided by Operating Activities	308.0	293.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	154.3	364.8
Proceeds from Maturities of Fixed Maturity Securities	568.3	348.7
Proceeds from Sales and Maturities of Other Investments	48.7	78.5
Purchases of Fixed Maturity Securities	(774.7)	(882.7)
Purchases of Other Investments	(95.7)	(84.0)
Net Sales of Short-term Investments	10.4	70.9
Net Increase (Decrease) in Payables for Collateral on Investments	(8.4)	10.5
Net Purchases of Property and Equipment	(27.3)	(17.2)
Net Cash Used by Investing Activities	(124.4)	(110.5)

Cash Flows from Financing Activities
Long-term Debt Repayments	(15.2)	(13.2)
Issuance of Common Stock	1.0	1.7
Repurchase of Common Stock	(106.9)	(108.8)
Dividends Paid to Stockholders	(46.5)	(45.2)
Other, Net	(9.4)	(9.5)
Net Cash Used by Financing Activities	(177.0)	(175.0)

Net Increase in Cash and Bank Deposits	6.6	7.8

Cash and Bank Deposits at Beginning of Year	100.4	112.9

Cash and Bank Deposits at End of Period	$107.0	$120.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2017
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2016.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2017:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 944 "Financial Services - Insurance"
This update changed the disclosure requirements for certain insurance contracts. These changes included a requirement to disclose the rollforward of the liability for unpaid claims and claim adjustment expenses in both interim and annual reporting periods for long-duration and short-duration insurance contracts. Additional claims disclosures were also required for short-duration contracts. The guidance is to be applied retrospectively.
January 1, 2016 for annual reporting period disclosures and January 1, 2017 for interim reporting period disclosures.
The adoption of this update expanded our interim reporting period disclosures but had no effect on our financial position or results of operations. The annual reporting period disclosure requirements were only applicable to our individual dental products, which we deem immaterial, and therefore did not alter our annual disclosures.

ASC 718 "Compensation - Stock Compensation"
This update changed the accounting and disclosure requirements for certain aspects of share-based payments to employees. The update required all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The update also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the update required reclassification of tax-related cash flows resulting from share-based payments to be classified as operating activities instead of financing activities on the statement of cash flows. Transition guidance for the amendments varies between the retrospective, modified retrospective, and prospective methods depending on the specific requirement of the update.
January 1, 2017
The adoption of this update did not have a material effect on our financial position or results of operations; however, it reduced our effective income tax rate by approximately one percent in the first quarter of 2017. During periods in which the vesting date fair value differs from the grant date fair value of certain stock-based compensation awards, we may experience volatility in the income tax recognized in our results of operations. The amendment related to the reclassification of tax-related cash flows in our consolidated statements of cash flows has been applied prospectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
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

ASC 606 "Revenue from Contracts with Customers"
These updates supersede virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products, which represent less than one percent of our total revenue, are included within the scope. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance is to be applied retrospectively, with early adoption permitted.
		January 1, 2018	The adoption of these updates will not have a material effect on our financial position or results of operations.

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

ASC 825 "Financial Instruments - Overall"
This update changes the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also include the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance is to be applied retrospectively and early adoption is generally not permitted.
January 1, 2018
We have determined that certain of our limited partnership investments are within the scope of this update. We continue to evaluate the impact of this update, but do not expect this to have a material impact on our financial position or results of operations. This update could potentially increase volatility in our results of operations and we will be required to modify certain of our disclosures upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 715 "Compensation - Retirement Benefits"
This update requires the service cost component of net periodic pension and postretirement benefit costs to be included as a component of compensation costs in an entity's statement of income. Other components of net periodic pension and postretirement benefit costs are required to be presented separately from the service cost along with a disclosure identifying the line items in which these costs are presented in the statement of income. The amendments in this update are to be applied retrospectively or prospectively depending on the specific requirement of the update, with early adoption permitted.
		January 1, 2018	We have not yet determined the expected impact on our financial position or results of operations.

ASC 842 "Leases"
This update changes the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period presented and early adoption is permitted.
		January 1, 2019	We have not yet determined the expected impact on our financial position or results of operations.

ASC 310 "Receivables - Nonrefundable Fees and Other Costs"
This update shortens the amortization period to the earliest call date for certain callable debt securities held at a premium. This update does not impact securities held at a discount. The guidance is to be applied using a modified retrospective approach, with early adoption permitted.
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
March 31, 2017
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 326 "Financial Instruments - Credit Losses"
This update amends the guidance on the impairment of financial instruments. The update adds an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modifies the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures will also be required, including information used to develop the allowance for losses. The guidance is to be applied to most instruments in scope using a modified retrospective approach at the beginning of the earliest comparative period presented with early adoption permitted. For available-for-sale fixed maturity securities, the update is applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed.
		January 1, 2020	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
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

	March 31, 2017		December 31, 2016

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$44,623.2	$44,623.2	$44,217.3	$44,217.3
Mortgage Loans	2,068.4	2,162.4	2,038.9	2,122.2
Policy Loans	3,447.4	3,548.2	3,463.2	3,564.2
Other Long-term Investments
Derivatives	29.3	29.3	32.7	32.7
Equity Securities	1.2	1.2	1.2	1.2
Miscellaneous Long-term Investments	559.3	559.3	541.9	541.9

Liabilities
Policyholders' Funds
Deferred Annuity Products	$594.5	$594.5	$597.4	$597.4
Supplementary Contracts without Life Contingencies	610.9	610.9	608.8	608.8
Long-term Debt	2,984.6	3,222.7	2,999.4	3,175.8
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	350.0	350.0
Other Liabilities
Derivatives	53.0	53.0	52.8	52.8
Embedded Derivative in Modified Coinsurance Arrangement	38.1	38.1	46.7	46.7
Unfunded Commitments to Investment Partnerships	4.7	4.7	5.0	5.0

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,188.6 million and $3,206.1 million as of March 31, 2017 and December 31, 2016, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in railcar leasing, the financial services industry, mezzanine debt, and bank loans. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of March 31, 2017, we estimate that the underlying assets of the funds will be liquidated over the next one to ten years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our shares of FHLB common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $2,040.4 million and $709.8 million as of March 31, 2017 and December 31, 2016, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,182.3 million and $2,466.0 million as of March 31, 2017 and December 31, 2016, respectively, and are assigned a Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2017, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2016.

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

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

United States Government and Government Agencies and Authorities
Valuation Approaches	Principally the market approach	Not applicable

Valuation Techniques / Inputs	Prices obtained from external pricing services

States, Municipalities, and Political Subdivisions
Valuation Approaches	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Relevant reports issued by analysts and rating agencies	Non-binding broker quotes
	Audited financial statements	Security and issuer level spreads

Foreign Governments
Valuation Approaches	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Non-binding broker quotes
	Call provisions	Security and issuer level spreads

Public Utilities
Valuation Approaches	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
	Matrix pricing	Matrix pricing
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Mortgage/Asset-Backed Securities
Valuation Approaches	Principally the market and income approaches	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Non-binding broker quotes
	Security cash flows and structures	Security and issuer level spreads
Underlying collateral
Prepayment speeds/loan performance/delinquencies
Relevant reports issued by analysts and rating agencies
Audited financial statements

All Other Corporate Bonds
Valuation Approaches	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
	Matrix pricing	Matrix pricing
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

Redeemable Preferred Stocks
Valuation Approaches	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Non-binding broker quotes	Non-binding broker quotes
Benchmark yields
Comparative bond analysis
Call provisions
Relevant reports issued by analysts and rating agencies
Audited financial statements

Equity Securities
Valuation Approaches	Principally the market approach	Principally the market and income approaches

Valuation Techniques / Inputs	Prices obtained from external pricing services	Financial statement analysis
	Non-binding broker quotes	Non-binding broker quotes

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
March 31, 2017
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

At March 31, 2017, approximately 24.3 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 75.7 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 60.8 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 3.9 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$330.9	$1,085.4	$—	$1,416.3
States, Municipalities, and Political Subdivisions	—	2,173.5	0.4	2,173.9
Foreign Governments	—	917.8	—	917.8
Public Utilities	1,160.1	6,614.4	312.5	8,087.0
Mortgage/Asset-Backed Securities	—	2,155.4	—	2,155.4
All Other Corporate Bonds	9,356.5	19,551.6	923.0	29,831.1
Redeemable Preferred Stocks	—	18.8	22.9	41.7
Total Fixed Maturity Securities	10,847.5	32,516.9	1,258.8	44,623.2

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	29.3	—	29.3
Equity Securities	—	—	1.2	1.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$6.9	$—	$6.9
Foreign Exchange Contracts	—	45.5	—	45.5
Credit Default Swaps	—	0.6	—	0.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	38.1	38.1
Total Derivatives	—	53.0	38.1	91.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$454.2	$928.2	$—	$1,382.4
States, Municipalities, and Political Subdivisions	—	2,068.5	89.5	2,158.0
Foreign Governments	—	914.7	—	914.7
Public Utilities	108.5	7,648.9	265.3	8,022.7
Mortgage/Asset-Backed Securities	—	2,230.4	—	2,230.4
All Other Corporate Bonds	3,507.1	24,500.4	1,459.7	29,467.2
Redeemable Preferred Stocks	—	18.7	23.2	41.9
Total Fixed Maturity Securities	4,069.8	38,309.8	1,837.7	44,217.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	32.7	—	32.7
Equity Securities	—	—	1.2	1.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$7.6	$—	$7.6
Foreign Exchange Contracts	—	44.8	—	44.8
Credit Default Swaps	—	0.4	—	0.4
Embedded Derivative in Modified Coinsurance Arrangement	—	—	46.7	46.7
Total Derivatives	—	52.8	46.7	99.5

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2017		2016
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$54.5	$180.0	$423.8	$—
Public Utilities	1,103.9	57.5	511.6	43.0
All Other Corporate Bonds	6,317.0	1,075.3	5,352.0	786.4
Total Fixed Maturity Securities	$7,475.4	$1,312.8	$6,287.4	$829.4

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
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$—	$—	$—	$0.4	$(89.5)	$0.4
Public Utilities	265.3	—	1.8	8.0	—	112.6	(75.2)	312.5
All Other Corporate Bonds	1,459.7	—	13.1	—	(36.4)	143.9	(657.3)	923.0
Redeemable Preferred Stocks	23.2	—	(0.3)	—	—	—	—	22.9
Total Fixed Maturity Securities	1,837.7	—	14.6	8.0	(36.4)	256.9	(822.0)	1,258.8

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	8.6	—	—	—	—	—	(38.1)

	Three Months Ended March 31, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$0.6	$—	$—	$—	$(34.1)	$88.7
Foreign Governments	52.9	—	1.0	—	—	—	—	53.9
Public Utilities	274.1	—	4.2	—	—	94.5	(102.6)	270.2
All Other Corporate Bonds	1,408.2	(1.6)	15.6	—	(28.0)	282.6	(602.1)	1,074.7
Redeemable Preferred Stocks	23.8	—	(0.4)	—	—	—	—	23.4
Total Fixed Maturity Securities	1,881.2	(1.6)	21.0	—	(28.0)	377.1	(738.8)	1,510.9

Equity Securities	1.4	—	—	—	—	—	(0.2)	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	(5.6)	—	—	—	—	—	(93.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $8.6 million and $(5.6) million for the three months ended March 31, 2017 and 2016, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2017
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$328.2	Lack of Marketability Volatility of Credit Market Convention	(c) (d) (e)	0.25% - 0.25% / 0.25% 0.20% - 6.04% / 0.74% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(38.1)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

	December 31, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$310.4	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d) (e)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.20% - 0.25% / 0.23% 0.20% - 6.04% / 0.70% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

(a)	Represents basis point adjustments for changes in benchmark spreads associated with various industry sectors

(b)	Represents basis point adjustments based on issue/issuer size relative to the benchmark

(c)	Represents basis point adjustments to apply a discount due to the illiquidity of an investment

(d)	Represents basis point adjustments for credit-specific factors

(e)	Represents a decision to price based on par value, cost, or owner's equity when limited data is available

(f)	Represents various actuarial assumptions required to derive the liability cash flows including incidence, termination, and lapse rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 3 - Fair Values of Financial Instruments - Continued

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

Note 4 - Investments

Fixed Maturity Securities

At March 31, 2017 and December 31, 2016, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,237.2	$182.7	$3.6	$1,416.3
States, Municipalities, and Political Subdivisions	1,877.3	299.7	3.1	2,173.9
Foreign Governments	713.3	204.5	—	917.8
Public Utilities	6,945.9	1,156.0	14.9	8,087.0
Mortgage/Asset-Backed Securities	2,041.1	124.4	10.1	2,155.4
All Other Corporate Bonds	26,843.8	3,117.0	129.7	29,831.1
Redeemable Preferred Stocks	39.0	2.9	0.2	41.7
Total Fixed Maturity Securities	$39,697.6	$5,087.2	$161.6	$44,623.2

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,202.8	$183.1	$3.5	$1,382.4
States, Municipalities, and Political Subdivisions	1,868.0	294.8	4.8	2,158.0
Foreign Governments	714.8	199.9	—	914.7
Public Utilities	6,916.1	1,123.5	16.9	8,022.7
Mortgage/Asset-Backed Securities	2,104.9	134.7	9.2	2,230.4
All Other Corporate Bonds	26,707.1	2,944.0	183.9	29,467.2
Redeemable Preferred Stocks	39.0	3.2	0.3	41.9
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$218.6	$44,217.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.8	$3.6	$—	$—
States, Municipalities, and Political Subdivisions	111.1	3.1	—	—
Public Utilities	260.5	9.9	31.5	5.0
Mortgage/Asset-Backed Securities	499.8	9.7	9.3	0.4
All Other Corporate Bonds	2,811.1	74.9	672.4	54.8
Redeemable Preferred Stocks	7.9	0.1	10.9	0.1
Total Fixed Maturity Securities	$3,848.2	$101.3	$724.1	$60.3

	December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$132.8	$3.5	$—	$—
States, Municipalities, and Political Subdivisions	132.2	4.8	—	—
Public Utilities	260.2	15.3	15.6	1.6
Mortgage/Asset-Backed Securities	513.2	9.1	0.8	0.1
All Other Corporate Bonds	3,621.0	122.1	774.7	61.8
Redeemable Preferred Stocks	7.9	0.1	10.8	0.2
Total Fixed Maturity Securities	$4,667.3	$154.9	$801.9	$63.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,339.7	$27.0	$1,348.5	$—	$18.2
Over 1 year through 5 years	6,121.0	552.4	6,499.1	5.7	168.6
Over 5 years through 10 years	11,177.3	931.0	10,124.5	59.2	1,924.6
Over 10 years	19,018.5	3,452.4	20,432.5	86.6	1,951.8
	37,656.5	4,962.8	38,404.6	151.5	4,063.2
Mortgage/Asset-Backed Securities	2,041.1	124.4	1,646.3	10.1	509.1
Total Fixed Maturity Securities	$39,697.6	$5,087.2	$40,050.9	$161.6	$4,572.3

	December 31, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,338.8	$28.6	$1,355.6	$—	$11.8
Over 1 year through 5 years	6,231.0	553.5	6,605.6	8.2	170.7
Over 5 years through 10 years	10,991.6	843.8	9,336.2	82.8	2,416.4
Over 10 years	18,886.4	3,322.6	19,734.3	118.4	2,356.3
	37,447.8	4,748.5	37,031.7	209.4	4,955.2
Mortgage/Asset-Backed Securities	2,104.9	134.7	1,716.4	9.2	514.0
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$38,748.1	$218.6	$5,469.2

At March 31, 2017, the fair value of investment-grade fixed maturity securities was $41,262.5 million, with a gross unrealized gain of $4,948.7 million and a gross unrealized loss of $108.1 million. The gross unrealized loss on investment-grade fixed maturity securities was 66.9 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At March 31, 2017, the fair value of below-investment-grade fixed maturity securities was $3,360.7 million, with a gross unrealized gain of $138.5 million and a gross unrealized loss of $53.5 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 33.1 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At March 31, 2017, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2017, we held 299 individual investment-grade fixed maturity securities and 59 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 16 investment-grade fixed maturity securities and 32 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year. Of the 299 individual investment-grade securities in an unrealized loss position, 123 are held in the portfolio acquired through our 2016 purchase of H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount). The fair value of the Starmount portfolio was $39.2 million and had a net unrealized loss of $1.2 million at March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

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

We held no fixed maturity securities as of March 31, 2017 or December 31, 2016 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2017, we had commitments of $38.0 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of March 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $527.7 million, comprised of $156.0 million of tax credit partnerships and $371.7 million of private equity partnerships. At December 31, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $509.3 million, comprised of $165.2 million of tax credit partnerships and $344.1 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Income Tax Credits	$10.4	$10.5
Amortization, net of tax	(5.8)	(5.8)
Income Tax Benefit	$4.6	$4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.4 million of unfunded unconditional commitments at March 31, 2017. At March 31, 2017, we also have unfunded unconditional commitments of $0.3 million to fund certain private equity partnerships as well as commitments of $252.0 million, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $152.8 million and $151.9 million as of March 31, 2017 and December 31, 2016, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets. At December 31, 2016, the trust also contained a private equity partnership which we contributed into the trust at the time it was established with a fair value of $1.0 million. During the first quarter of 2017, we received the final distribution from the partnership and recorded a loss of $0.2 million on the disposal. The loss is reported as a component of net realized investments gains and losses in our consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	March 31, 2017		December 31, 2016
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$291.8	14.1%	$288.4	14.1%
Industrial	580.8	28.1	573.6	28.1
Office	712.7	34.4	700.1	34.4
Retail	450.4	21.8	455.4	22.4
Other	32.7	1.6	21.4	1.0
Total	$2,068.4	100.0%	$2,038.9	100.0%

Region
New England	$71.8	3.5%	$72.7	3.6%
Mid-Atlantic	120.1	5.8	125.3	6.1
East North Central	233.4	11.3	230.1	11.3
West North Central	179.1	8.6	172.0	8.4
South Atlantic	440.8	21.3	438.3	21.5
East South Central	90.9	4.4	91.6	4.5
West South Central	262.2	12.7	268.7	13.2
Mountain	235.3	11.4	214.1	10.5
Pacific	434.8	21.0	426.1	20.9
Total	$2,068.4	100.0%	$2,038.9	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31 2017	December 31 2016
	(in millions of dollars)
Internal Rating
Aa	$0.6	$0.7
A	492.1	488.2
Baa	1,532.6	1,506.6
Ba	43.1	43.4
Total	$2,068.4	$2,038.9

Loan-to-Value Ratio
<= 65%	$922.9	$917.9
> 65% <= 75%	1,036.9	1,011.5
> 75% <= 85%	50.3	50.8
> 85%	58.3	58.7
Total	$2,068.4	$2,038.9

There were no troubled debt restructurings during the three months ended March 31, 2017 or 2016. At March 31, 2017 and December 31, 2016, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of March 31, 2017 and December 31, 2016, we had no allowance for credit losses, and there was no activity in the allowance for credit losses during the three months ended March 31, 2017 or 2016.

We did not hold any impaired mortgage loans during the three months ended March 31, 2017 or 2016, nor did we recognize any interest income on mortgage loans subsequent to impairment.

At March 31, 2017, we had commitments of $56.6 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of March 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $169.0 million, for which we received collateral in the form of cash and securities of $25.1 million and $150.4 million, respectively. As of December 31, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $178.5 million, for which we received collateral in the form of cash and securities of $29.9 million and $155.3 million, respectively. We had no outstanding repurchase agreements at March 31, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2017	December 31, 2016
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1.1	$0.1
Public Utilities	0.3	0.1
All Other Corporate Bonds	23.7	29.7
Total Borrowings	25.1	29.9
Gross Amount of Recognized Liability for Securities Lending Transactions	25.1	29.9
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of March 31, 2017 and December 31, 2016, we owned $31.6 million of FHLB common stock. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $350.0 million as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $221.0 million and $349.3 million, respectively. As of December 31, 2016, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $323.7 million and $288.5 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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
March 31, 2017
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

	March 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$29.3	$—	$29.3	$(7.0)	$(22.3)	$—
Securities Lending	169.0	—	169.0	(143.9)	(25.1)	—
Total	$198.3	$—	$198.3	$(150.9)	$(47.4)	$—

Financial Liabilities:
Derivatives	$53.0	$—	$53.0	$(42.4)	$—	$10.6
Securities Lending	25.1	—	25.1	(25.1)	—	—
Total	$78.1	$—	$78.1	$(67.5)	$—	$10.6

	December 31, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$32.7	$—	$32.7	$(7.3)	$(25.4)	$—
Securities Lending	178.5	—	178.5	(148.6)	(29.9)	—
Total	$211.2	$—	$211.2	$(155.9)	$(55.3)	$—

Financial Liabilities:
Derivatives	$52.8	$—	$52.8	$(37.6)	$—	$15.2
Securities Lending	29.9	—	29.9	(29.9)	—	—
Total	$82.7	$—	$82.7	$(67.5)	$—	$15.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Fixed Maturity Securities	$563.7	$563.8
Derivatives	13.4	11.9
Mortgage Loans	25.4	26.9
Policy Loans	4.3	4.1
Other Long-term Investments	6.1	10.0
Short-term Investments	1.9	1.5
Gross Investment Income	614.8	618.2
Less Investment Expenses	8.8	8.2
Less Investment Income on Participation Fund Account Assets	3.6	3.6
Net Investment Income	$602.4	$606.4

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.4	$16.9
Gross Losses on Sales	(1.1)	(9.6)
Other-Than-Temporary Impairment Loss	—	(21.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.7	1.8
Gross Losses on Sales	(0.2)	(0.3)
Embedded Derivative in Modified Coinsurance Arrangement	8.6	(5.6)
All Other Derivatives	(0.2)	(2.5)
Foreign Currency Transactions	0.8	(0.1)
Net Realized Investment Gain (Loss)	$11.0	$(20.5)

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
March 31, 2017
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

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk, credit losses on securities owned, and interest rate risk are as follows:

•
Foreign currency interest rate swaps previously designated as hedges were used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification. These derivatives were effective hedges prior to novation to a new counterparty. In conjunction with the novation, these derivatives were de-designated as hedges. We agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. We hold offsetting swaps wherein we agree to pay fixed rate principal and interest payments in the functional currency of the operating segment in exchange for fixed rate foreign currency-denominated payments.

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
March 31, 2017
Note 5 - Derivative Financial Instruments - Continued

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2017, we had no credit exposure on derivatives. We held $22.5 million and $26.1 million cash collateral from our counterparties at March 31, 2017 and December 31, 2016, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $41.3 million and $35.2 million at March 31, 2017 and December 31, 2016, respectively. We had no cash posted as collateral to our counterparties at March 31, 2017 or December 31, 2016. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $53.0 million and $52.8 million at March 31, 2017 and December 31, 2016, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$1,470.3
Additions	—	—	—	—	—	—
Terminations	24.0	—	—	—	—	24.0
Balance at March 31, 2016	$126.0	$650.3	$600.0	$70.0	$—	$1,446.3

Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	—	—	—	—	—
Terminations	0.1	20.3	—	—	10.0	30.4
Balance at March 31, 2017	$105.4	$596.2	$250.0	$70.0	$—	$1,021.6

Cash Flow Hedges

As of March 31, 2017 and December 31, 2016, we had $373.8 million and $394.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

For the three months ended March 31, 2017 and 2016, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of March 31, 2017, we expect to amortize approximately $59.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 5 - Derivative Financial Instruments - Continued

reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2017, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2017 and December 31, 2016, we had $102.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $1.1 million and $1.8 million three months ended March 31, 2017 and 2016, respectively, with an offsetting gain on the related interest rate swaps. During the first quarter of 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of March 31, 2017 and December 31, 2016, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $0.5 million and $(5.6) million for the three months ended March 31, 2017 and 2016, respectively, with an offsetting gain or loss on the related interest rate swaps.

For the three months ended March 31, 2017, and 2016, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2017 and December 31, 2016, we held $222.4 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss.

As of March 31, 2017 and December 31, 2016, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of March 31, 2017 and December 31, 2016, we held $3.4 million and $3.5 million, respectively, notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount in the third quarter of 2016. This swap effectively converts Starmount's floating rate long-term debt of $3.4 million into fixed rate debt.

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
March 31, 2017
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$—	Other Liabilities	$6.3
Foreign Exchange Contracts	Other L-T Investments	29.3	Other Liabilities	14.3
Total		$29.3		$20.6

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.6
Interest Rate Swaps			Other Liabilities	0.6
Foreign Exchange Contracts			Other Liabilities	31.2
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	38.1
Total				$70.5

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$—	Other Liabilities	$6.9
Foreign Exchange Contracts	Other L-T Investments	32.7	Other Liabilities	13.4
Total		$32.7		$20.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.4
Interest Rate Swaps			Other Liabilities	0.7
Foreign Exchange Contracts			Other Liabilities	31.4
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	46.7
Total				$79.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on the effective portion of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of income and consolidated statements of comprehensive income.

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$(4.5)	$(24.3)

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$14.3	$13.2
Foreign Exchange Contracts	(0.3)	(0.1)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	3.2
Foreign Exchange Contracts	(1.2)	—
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.5)
Total	$12.3	$15.8
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$—
Foreign Exchange Contracts	0.2	(1.3)
Embedded Derivative in Modified Coinsurance Arrangement	8.6	(5.6)
Total	$8.5	$(6.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 6 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	44.7	(2.7)	17.1	(0.6)	58.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(2.3)	(8.0)	—	3.2	(7.1)
Net Other Comprehensive Income (Loss)	42.4	(10.7)	17.1	2.6	51.4
Balance at March 31, 2017	$483.0	$316.8	$(336.9)	$(462.5)	$0.4

Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	223.8	(15.9)	(26.4)	0.5	182.0
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.3	(10.3)	—	2.6	2.6
Net Other Comprehensive Income (Loss)	234.1	(26.2)	(26.4)	3.1	184.6
Balance at March 31, 2016	$438.4	$351.8	$(200.0)	$(389.5)	$200.7

The net unrealized gain on securities consists of the following components:

	March 31	December 31
	2017	2016	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,925.6	$4,664.6	$261.0
Other Investments	(17.8)	(22.7)	4.9
Deferred Acquisition Costs	(40.9)	(38.9)	(2.0)
Reserves for Future Policy and Contract Benefits	(4,467.3)	(4,253.2)	(214.1)
Reinsurance Recoverable	335.6	321.3	14.3
Income Tax	(252.2)	(230.5)	(21.7)
Total	$483.0	$440.6	$42.4

	March 31	December 31
	2016	2015	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,894.5	$3,695.7	$1,198.8
Other Investments	(18.1)	(33.7)	15.6
Deferred Acquisition Costs	(42.0)	(29.4)	(12.6)
Reserves for Future Policy and Contract Benefits	(4,466.5)	(3,578.4)	(888.1)
Reinsurance Recoverable	310.2	263.2	47.0
Income Tax	(239.7)	(113.1)	(126.6)
Total	$438.4	$204.3	$234.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$3.4	$5.6
Other-Than-Temporary Impairment Loss	—	(21.1)
	3.4	(15.5)
Income Tax Expense (Benefit)	1.1	(5.2)
Total	$2.3	$(10.3)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$14.3	$13.2
Loss on Foreign Exchange Contracts	(0.3)	(0.1)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	3.2
Loss on Foreign Exchange Contracts	(1.2)	—
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)
	12.3	15.8
Income Tax Expense	4.3	5.5
Total	$8.0	$10.3

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.1)	$(4.1)
Amortization of Prior Service Credit	0.2	0.1
	(4.9)	(4.0)
Income Tax Benefit	(1.7)	(1.4)
Total	$(3.2)	$(2.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2017	2016
	(in millions of dollars)
Balance at January 1	$23,249.5	$23,796.1
Less Reinsurance Recoverable	2,163.6	2,064.6
Net Balance at January 1	21,085.9	21,731.5

Incurred Related to
Current Year	1,489.8	1,447.6
Prior Years
Interest	295.7	308.3
All Other Incurred	(184.8)	(176.9)
Foreign Currency	29.8	(53.4)
Total Incurred	1,630.5	1,525.6

Paid Related to
Current Year	(283.9)	(270.7)
Prior Years	(1,369.3)	(1,385.3)
Total Paid	(1,653.2)	(1,656.0)

Net Balance at March 31	21,063.2	21,601.1
Plus Reinsurance Recoverable	2,139.1	2,077.0
Balance at March 31	$23,202.3	$23,678.1

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half of the period's cash payments at our average reserve discount rate for the respective periods.

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart is primarily impacted by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2017	2016
	(in millions of dollars)
Policy and Contract Benefits	$1,544.8	$1,462.2
Reserves for Future Policy and Contract Benefits	44,502.2	44,446.6
Total	46,047.0	45,908.8
Less:
Life Reserves for Future Policy and Contract Benefits	8,105.7	7,959.9
Accident and Health Active Life Reserves	10,271.7	9,804.3
Adjustment Related to Unrealized Investment Gains and Losses	4,467.3	4,466.5
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,202.3	$23,678.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 8 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$434.4	$430.6
Group Short-term Disability	157.9	157.5
Group Life and Accidental Death & Dismemberment
Group Life	367.8	351.5
Accidental Death & Dismemberment	36.6	34.6
Supplemental and Voluntary
Individual Disability	107.0	123.9
Voluntary Benefits	215.2	203.2
Dental and Vision	41.5	—
	1,360.4	1,301.3
Unum UK
Group Long-term Disability	80.8	93.1
Group Life	24.8	28.7
Supplemental	15.7	17.5
	121.3	139.3
Colonial Life
Accident, Sickness, and Disability	219.1	205.6
Life	74.2	67.7
Cancer and Critical Illness	81.0	77.9
	374.3	351.2
Closed Block
Individual Disability	121.3	133.6
Long-term Care	163.1	161.7
All Other	2.5	0.4
	286.9	295.7
Total Premium Income	$2,142.9	$2,087.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 8 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2017
Premium Income	$1,360.4	$121.3	$374.3	$286.9	$—	$2,142.9
Net Investment Income	202.5	26.6	35.1	335.3	2.9	602.4
Other Income	28.7	—	0.3	20.8	0.4	50.2
Operating Revenue	$1,591.6	$147.9	$409.7	$643.0	$3.3	$2,795.5

Operating Income (Loss)	$239.1	$26.6	$82.4	$31.6	$(39.8)	$339.9

Three Months Ended March 31, 2016
Premium Income	$1,301.3	$139.3	$351.2	$295.7	$—	$2,087.5
Net Investment Income	207.4	26.8	34.0	333.4	4.8	606.4
Other Income	29.0	—	0.3	22.4	0.3	52.0
Operating Revenue	$1,537.7	$166.1	$385.5	$651.5	$5.1	$2,745.9

Operating Income (Loss)	$215.9	$33.6	$77.4	$33.7	$(35.9)	$324.7

	March 31	December 31
	2017	2016
	(in millions of dollars)
Assets
Unum US	$18,111.9	$18,036.6
Unum UK	3,208.9	3,101.4
Colonial Life	3,976.8	3,923.2
Closed Block	33,882.2	33,734.3
Corporate	3,344.9	3,146.0
Total Assets	$62,524.7	$61,941.5

We measure and analyze our segment performance on the basis of "operating revenue" and "operating income" or "operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe operating revenue and operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now reported as a component of "operating income" in the following chart. Amounts for periods prior to January, 1, 2017 have been adjusted to conform to current year reporting.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 8 - Segment Information - Continued

indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 11 for further discussion regarding the loss from a guaranty fund assessment.

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Total Revenue	$2,806.5	$2,725.4
Excluding:
Net Realized Investment Gain (Loss)	11.0	(20.5)
Operating Revenue	$2,795.5	$2,745.9

Income Before Income Tax	$330.3	$304.2
Excluding:
Net Realized Investment Gain (Loss)	11.0	(20.5)
Loss from Guaranty Fund Assessment	(20.6)	—
Operating Income	$339.9	$324.7

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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Service Cost	$2.0	$1.7	$—	$—	$—	$—
Interest Cost	21.1	21.3	1.5	1.9	1.5	1.8
Expected Return on Plan Assets	(25.8)	(25.7)	(2.0)	(2.7)	(0.2)	(0.2)
Amortization of:
Net Actuarial Loss	4.9	4.1	0.2	—	—	—
Prior Service Credit	(0.1)	(0.1)	—	—	(0.1)	—
Total	$2.1	$1.3	$(0.3)	$(0.8)	$1.2	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars, except share data)
Numerator
Net Income	$229.9	$210.6

Denominator (000s)
Weighted Average Common Shares - Basic	229,429.6	239,619.4
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	949.2	311.0
Weighted Average Common Shares - Assuming Dilution	230,378.8	239,930.4

Net Income Per Common Share
Basic	$1.00	$0.88
Assuming Dilution	$1.00	$0.88

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $20.78 to $26.29. Both the nonvested restricted stock units and nonvested performance share units have grant prices ranging from $27.85 to $49.86.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three months ended March 31, 2017 and 2016, there were approximately 0.4 million and 0.5 million potential common shares, respectively, that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices.

Common Stock

During the second quarter of 2016, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 26, 2017. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 21, 2016. The remaining repurchase amount under the new program was $395.5 million at March 31, 2017.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2017	2016
	(in millions)
Shares Repurchased	2.1	3.7
Cost of Shares Repurchased (1)	$100.0	$100.0

(1) Includes commissions of a de minimis amount for each of the three month periods ended March 31, 2017 and 2016.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 11 - Commitments and Contingent Liabilities

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
In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2017
Note 11 - Commitments and Contingent Liabilities - Continued

companies to periodically search the Social Security Administrations' Death Master File or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we answered the complaints. In 2016, the West Virginia Legislature enacted a law defining insurers’ duties with regard to unclaimed benefits for life insurance policies, annuity contracts, and retained asset accounts issued in West Virginia. In December 2016, we filed a motion to dismiss the complaints in light of this law. We are awaiting the court’s ruling on this motion.
In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation, and the Pennsylvania Insurance Commissioner, who was appointed as the Rehabilitator, filed petitions for liquidation with the Commonwealth Court of Pennsylvania. Under Pennsylvania law, payment of covered claims and other related insurance obligations are provided, within prescribed limits, by state guaranty associations. These guaranty associations assess fees to meet these obligations on insurance companies that sell insurance within the state, which are generally based on a company's pro rata portion of average premiums written or received for several years prior to the insolvency. Under Pennsylvania statutes, an insurer is declared insolvent only after it is placed under an order of liquidation by a court of competent jurisdiction with a finding for insolvency. In March 2017, a formal order of liquidation was issued, and as such, we were subject to an assessment by those guaranty associations that are responsible for policyholder claims, and accordingly accrued an estimated loss contingency of $13.4 million. This amount is net of expected recoverable premium tax offsets of $44.0 million and net of income tax of $7.2 million.

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

Note 12 - Debt

During the three months ended March 31, 2017, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

At March 31, 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2016.

Operating Performance and Capital Management

For the first quarter of 2017, we reported net income of $229.9 million, or $1.00 per diluted common share, compared to net income of $210.6 million, or $0.88 per diluted common share, in the same period of 2016. Net income includes net realized investment gains and losses and also, in the first quarter of 2017, a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share. Excluding these items, after-tax operating income was $236.1 million, or $1.02 per diluted common share, in the first quarter of 2017, compared to $224.2 million, or $0.94 per diluted common share, in the same period of 2016. See additional information in Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in operating income of 10.7 percent in the first quarter of 2017 compared to the same period of 2016, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment for the first quarter of 2017 was 67.9 percent, compared to 69.3 percent in the same period of 2016. Unum US sales increased 11.1 percent in the first quarter of 2017 compared to the same period of 2016 aided by our addition of the dental and vision product offering in the third quarter of 2016. Persistency declined slightly relative to the prior year but remains within our expectations.

Our Unum UK segment reported a decrease in operating income, as measured in Unum UK's local currency, of 8.9 percent in the first quarter of 2017 compared to the same period of 2016, due to less favorable benefits experience, partially offset by an increase in net investment income. The benefit ratio for Unum UK was 71.4 percent in the first quarter of 2017 compared to 67.9 percent in the same period of 2016. Unum UK sales in local currency increased 24.2 percent in the first quarter of 2017 compared to the same period of 2016. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 6.5 percent in the first quarter of 2017 compared to the same period of 2016, due primarily to growth in premium income. The benefit ratio for Colonial Life was 50.8 percent in the first quarter of 2017 compared to 50.9 percent in the same period of 2016. Colonial Life sales increased 7.2 percent in the first quarter of 2017 compared to the same period of 2016. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported a decrease in operating income of 6.2 percent in the first quarter of 2017 compared to the same period of 2016, with a decline in premium income and a higher operating expense ratio partially offset by favorable benefits experience. Benefits experience in both our individual disability and long-term care lines of business remains within our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.9 billion at March 31, 2017 compared to $4.7 billion at December 31, 2016, with the increase due to a decrease in U.S. Treasury rates and credit spreads during the first three months of 2017. The earned book yield on our investment portfolio was 5.18 percent for the first quarter of 2017 compared to a yield of 5.30 percent for full year 2016.

We believe our capital and financial positions are strong. At March 31, 2017, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was in excess of 390 percent, in line with our expectations. During the first quarter of 2017, we repurchased 2.1 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $100 million. Our weighted average common shares outstanding, assuming dilution, equaled 230.4 million and 239.9 million for the first quarter of 2017 and 2016, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of March 31, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $648 million excluding amounts committed for subsidiary contributions.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. In March of 2017, the U.K. gave formal notice to initiate the withdrawal process from the EU and to begin negotiations on the withdrawal agreement during a maximum two-year period. We may see some dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be unfavorably impacted by the weakening of the British pound sterling. Further discussion is contained herein in "Unum UK Segment" in this Item 2.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market expansion, enhancing the customer experience, providing an innovative product portfolio of financial protection choices, and investing in new solutions to further improve productivity. Our outlook for the remainder of 2017 is for continued solid premium growth trends in our core businesses, with solid persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies. The low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products. Tax reform may impact our operating results or the statutory capital of our U.S. insurance subsidiaries. Our reported consolidated financial results may also continue to be unfavorably impacted by the weakening of the British pound sterling. We continue to analyze and employ strategies that we believe will help us navigate the current environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is contained in this Item 2 and in the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now included in "after-tax operating income" and "operating income" in the following charts. Amounts for periods prior to January, 1, 2017 have been adjusted to conform to current year reporting.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the loss from a guaranty fund assessment.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2017		2016
	(in millions)	per share *	(in millions)	per share *
Net Income	$229.9	$1.00	$210.6	$0.88
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $3.8; $(6.9))	7.2	0.04	(13.6)	(0.06)
Loss from Guaranty Fund Assessment (net of tax benefit of $7.2; $-)	(13.4)	(0.06)	—	—
After-tax Operating Income	$236.1	$1.02	$224.2	$0.94

* Assuming Dilution

We measure and analyze our segment performance on the basis of "operating revenue" and "operating income" or "operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended March 31
	2017	2016
	(in millions of dollars)
Total Revenue	$2,806.5	$2,725.4
Excluding:
Net Realized Investment Gain (Loss)	11.0	(20.5)
Operating Revenue	$2,795.5	$2,745.9

Income Before Income Tax	$330.3	$304.2
Excluding:
Net Realized Investment Gain (Loss)	11.0	(20.5)
Loss from Guaranty Fund Assessment	(20.6)	—
Operating Income	$339.9	$324.7

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2017.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2017	% Change	2016
Revenue
Premium Income	$2,142.9	2.7%	$2,087.5
Net Investment Income	602.4	(0.7)	606.4
Net Realized Investment Gain (Loss)	11.0	(153.7)	(20.5)
Other Income	50.2	(3.5)	52.0
Total Revenue	2,806.5	3.0	2,725.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,749.0	1.1	1,729.8
Commissions	270.2	4.0	259.9
Interest and Debt Expense	39.8	3.1	38.6
Deferral of Acquisition Costs	(162.1)	6.3	(152.5)
Amortization of Deferred Acquisition Costs	141.5	7.0	132.2
Compensation Expense	207.0	(0.3)	207.6
Other Expenses	230.8	12.3	205.6
Total Benefits and Expenses	2,476.2	2.3	2,421.2

Income Before Income Tax	330.3	8.6	304.2
Income Tax	100.4	7.3	93.6

Net Income	$229.9	9.2	$210.6

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

Our weighted average pound/dollar exchange rate was 1.243 and 1.430 for the three months ended March 31, 2017 and 2016, respectively. If the first quarter of 2016 results for our U.K. operations had been translated at the lower exchange rate of 2017, our operating revenue and operating income by segment would have been lower by approximately $20 million and $5 million, respectively, in the first quarter of 2016. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2017 increased relative to the same period of 2016, with growth in each of our principal operating business segments, as measured in local currency, due to current and prior period sales growth, the addition of the dental and vision product offerings, and generally stable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the first quarter of 2017, relative to the same period of 2016 due to a decline in the yield on invested assets and the unfavorable impact of the lower foreign currency exchange rate on translated financial results, partially offset by an increase in the level of invested assets and higher income from inflation index-linked bonds in our Unum UK segment.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first quarter of 2017, compared to $21.1 million for the first quarter of 2016. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $8.6 million and $(5.6) million in the first quarters of 2017 and 2016, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the first quarter 2017 relative to the prior year period. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the first quarter of 2017 relative to the same period of 2016 driven by sales growth in our Unum US voluntary benefits and Colonial Life product lines as well as the addition of the dental and vision product offering in Unum US. Growth in the level of the deferred asset resulted in higher amortization in the first quarter of 2017 compared to the prior year.

Interest and debt expense was higher in the first quarter 2017 relative to the same period of 2016 due primarily to a higher overall rate of interest.

Other expenses, including compensation expense, increased in the first quarter of 2017 compared to the same period of 2016 due primarily to a loss incurred from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. Excluding the loss from a guaranty fund assessment, the premium growth rate in the first quarter of 2017 more than offset the growth rate in other expenses as we continue to focus on expense management and operating efficiencies, resulting in a decline in the other expense ratio. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the loss from a guaranty fund assessment.

Our effective income tax rate for the first quarter of 2017 was 30.4 percent of income before income tax compared to 30.8 percent for the prior year period. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of both foreign earnings, which are taxed at lower rates than the U.S. statutory rate, and tax credits. Also impacting the comparability of our effective income tax rate to the prior year was the recognition of an income tax benefit which reduced the effective tax rate by approximately one percent due to the adoption of an accounting standards update related to stock-based compensation in the first quarter of 2017. See Note 2 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2017	% Change	2016
Unum US	$263.5	11.1%	$237.1

Unum UK	£15.9	24.2%	£12.8

Colonial Life	$96.4	7.2%	$89.9

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income	$1,360.4	4.5%	$1,301.3
Net Investment Income	202.5	(2.4)	207.4
Other Income	28.7	(1.0)	29.0
Total	1,591.6	3.5	1,537.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	923.4	2.3	902.2
Commissions	153.2	2.8	149.0
Deferral of Acquisition Costs	(87.3)	2.8	(84.9)
Amortization of Deferred Acquisition Costs	83.5	6.4	78.5
Other Expenses	279.7	1.0	277.0
Total	1,352.5	2.3	1,321.8

Operating Income	$239.1	10.7	$215.9

Operating Ratios (% of Premium Income):
Benefit Ratio	67.9%		69.3%
Other Expense Ratio	20.6%		21.3%
Operating Income Ratio	17.6%		16.6%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	$434.4	0.9%	$430.6
Group Short-term Disability	157.9	0.3	157.5
Total Premium Income	592.3	0.7	588.1
Net Investment Income	115.5	(4.4)	120.8
Other Income	24.0	4.8	22.9
Total	731.8	—	731.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	453.8	(4.3)	474.3
Commissions	46.4	2.7	45.2
Deferral of Acquisition Costs	(12.0)	(3.2)	(12.4)
Amortization of Deferred Acquisition Costs	10.0	9.9	9.1
Other Expenses	144.9	(0.2)	145.2
Total	643.1	(2.8)	661.4

Operating Income	$88.7	26.0	$70.4

Operating Ratios (% of Premium Income):
Benefit Ratio	76.6%		80.6%
Other Expense Ratio	24.5%		24.7%
Operating Income Ratio	15.0%		12.0%

Persistency:
Group Long-term Disability	88.1%		88.9%
Group Short-term Disability	85.2%		86.0%

Premium income in the first quarter of 2017 increased slightly compared to the same period of 2016 with growth in the in-force block due to prior period sales partially offset by a decline in persistency. Net investment income was lower in the first quarter of 2017 relative to the same period of 2016 due to a decrease in the level of invested assets and a decline in yield. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the first quarter of 2017 compared to the same period of 2016 due primarily to lower claim incidence rates in our group long-term disability product line and lower prevalence rates in our group short-term disability product line. Our renewal premium rate increases over the past several quarters also contributed to the improvement in the benefit ratio. Partially offsetting the favorable claims experience was a 50 basis point decrease in the discount rate for group long-term disability claim incurrals which we implemented in the fourth quarter of 2016.

Commissions in the first quarter of 2017 increased compared to same period of 2016 due to prior period sales growth. The deferral of acquisition costs decreased slightly in the first quarter of 2017 compared to the same period of 2016 due to lower sales. The amortization of deferred acquisition costs increased in the first quarter of 2017 relative to the same period of 2016 due to growth in the level of the deferred asset.  Our other expense ratio improved slightly in the first quarter of 2017 compared to the same period of 2016 as we continue to focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Group Life	$367.8	4.6%	$351.5
Accidental Death & Dismemberment	36.6	5.8	34.6
Total Premium Income	404.4	4.7	386.1
Net Investment Income	27.6	(3.2)	28.5
Other Income	1.0	—	1.0
Total	433.0	4.2	415.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	290.7	5.4	275.9
Commissions	32.6	0.9	32.3
Deferral of Acquisition Costs	(9.3)	(5.1)	(9.8)
Amortization of Deferred Acquisition Costs	8.0	6.7	7.5
Other Expenses	55.0	1.3	54.3
Total	377.0	4.7	360.2

Operating Income	$56.0	1.1	$55.4

Operating Ratios (% of Premium Income):
Benefit Ratio	71.9%		71.5%
Other Expense Ratio	13.6%		14.1%
Operating Income Ratio	13.8%		14.3%

Persistency:
Group Life	87.4%		89.9%
Accidental Death & Dismemberment	87.1%		89.1%

Premium income increased in the first quarter of 2017 compared to the same period of 2016 due to growth in the in-force block resulting from prior period sales partially offset by a decline in persistency. Net investment income was lower in the first quarter of 2017 compared to the same period of 2016 due primarily to a decline in yield and a decrease in the level of invested assets, partially offset by an increase in miscellaneous income.

Benefits experience was slightly less favorable in the first quarter of 2017 compared to the same period of 2016, driven primarily by a higher average claim size in the accidental death & dismemberment product line.

Commissions in the first quarter of 2017 were generally consistent with the prior year first quarter. The deferral of acquisition costs decreased slightly in the first quarter of 2017 relative to the same period of 2016 due to lower sales. The amortization of deferred acquisition costs increased in the first quarter of 2017 relative to the same period of 2016 due to growth in the level of the deferred asset.  The other expense ratio declined in the first quarter of 2017 compared to the same period of 2016 due to growth in premium income and our continued focus on expense management and operating efficiencies.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Individual Disability	$107.0	(13.6)%	$123.9
Voluntary Benefits	215.2	5.9	203.2
Dental and Vision	41.5	—	—
Total Premium Income	363.7	11.2	327.1
Net Investment Income	59.4	2.2	58.1
Other Income	3.7	(27.5)	5.1
Total	426.8	9.4	390.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	178.9	17.7	152.0
Commissions	74.2	3.8	71.5
Deferral of Acquisition Costs	(66.0)	5.3	(62.7)
Amortization of Deferred Acquisition Costs	65.5	5.8	61.9
Other Expenses	79.8	3.0	77.5
Total	332.4	10.7	300.2

Operating Income	$94.4	4.8	$90.1

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	54.6%		50.9%
Voluntary Benefits	42.2%		43.8%
Dental and Vision	71.6%		—
Other Expense Ratio	21.9%		23.7%
Operating Income Ratio	26.0%		27.5%

Persistency:
Individual Disability	91.1%		91.3%
Voluntary Benefits	75.9%		76.7%
Dental and Vision	83.4%		—

Premium income increased in the first quarter of 2017 compared to the same period of 2016, driven by the addition of the dental and vision product offering in the third quarter of 2016 as well as growth in the voluntary benefits product related to higher sales. Premium income for our individual disability product line declined in the first quarter of 2017 compared to the same period of 2016 due to the impact of a reinsurance agreement we entered into during the fourth quarter of 2016 whereby we ceded 30 percent of the risk for certain blocks of our individual disability business on a non-proportional modified coinsurance basis. Excluding the impact of this agreement, premium income for our individual disability product line increased relative to the same period of 2016 driven by prior period sales.  Net investment income was higher in the first quarter of 2017 relative to the comparable periods of 2016 due to growth in the level of invested assets and miscellaneous investment income, partially offset by a decline in yield on invested assets. Other income decreased in the first quarter of 2017 relative to the same period of 2016 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

The benefit ratio for the individual disability product line in the first quarter of 2017 was unfavorably impacted compared to the prior year period by the reinsurance agreement we entered into during the fourth quarter of 2016. Excluding the impact of this agreement, benefits experience for the individual disability product line was generally consistent with the same period of 2016. Benefits experience for voluntary benefits in the first quarter of 2017 was favorable relative to the same period of 2016 with favorable experience across most product lines. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business but did experience slightly less favorable claims experience in the first quarter of 2017 compared to our expectations.

Commissions were higher for the first quarter of 2017 relative to the same period of 2016 due to sales growth in the voluntary benefits product line and the addition of the dental and vision product line, partially offset by commissions ceded in the individual disability product line related to the fourth quarter of 2016 reinsurance agreement. The deferral of acquisition costs increased in the first quarter of 2017 due primarily to sales growth in the voluntary benefits product line. The amortization of deferred acquisition costs increased in the first quarter of 2017 relative to the same period of 2016 due to the growth in the level of the deferred asset. Our other expense ratio improved in the first quarter of 2017 compared to the same period of 2016 due to expense allowances received related to the fourth quarter of 2016 reinsurance agreement and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2017	% Change	2016
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$36.0	(4.0)%	$37.5
Group Short-term Disability	16.9	4.3	16.2
Group Life and AD&D	37.2	(8.8)	40.8
Subtotal	90.1	(4.7)	94.5
Supplemental and Voluntary
Individual Disability	16.2	(3.0)	16.7
Voluntary Benefits	147.3	17.0	125.9
Dental and Vision	9.9	—	—
Subtotal	173.4	21.6	142.6
Total Sales	$263.5	11.1	$237.1

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$56.3	(3.3)%	$58.2
Large Case Market	33.8	(6.9)	36.3
Subtotal	90.1	(4.7)	94.5
Supplemental and Voluntary	173.4	21.6	142.6
Total Sales	$263.5	11.1	$237.1

Group sales decreased in the first quarter of 2017 compared to the same period of 2016, primarily driven by a decrease in sales to new customers in our core market segment, which we define as employee groups with fewer than 2,000 employees, and a decrease in sales to existing customers in our large case market. These decreases were partially offset by increases in sales to both existing customers in the core market and new customers in the large case market. The sales mix in the group market sector for the first three months of 2017 was approximately 62 percent core market and 38 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the first quarter of 2017 compared to the same period of 2016 driven by lower sales to existing customers, partially offset by an increase in sales to new customers. Sales of voluntary benefits increased in the first quarter of 2017 compared to the same period of 2016, driven by increased sales to both new and existing customers primarily in the large case market. Also contributing to supplemental and voluntary sales in the first quarter of 2017 were sales of the dental and vision products resulting from the Starmount acquisition in the third quarter of 2016.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During the remainder of 2017, we will focus on client expansion, consumer engagement, and collaborative partnerships, all underpinned by strong risk management. We intend to broaden our client relationships and build additional partnerships to open new digital channels. We also aim to enhance the customer experience through new product offerings such as dental and vision, investing in processes with a focus on quality and simplification, and the utilization of technology to enhance enrollment, underwriting, and online claims. We believe our active client management and differentiated integrated customer experience across our product lines will continue to enable us to grow our market.

We anticipate solid operating income growth in 2017, with disciplined sales and premium growth, consistent risk management, and improving operational efficiency. We believe further improvement in our premium and sales growth rates will occur if overall economic conditions continue to improve and/or industry pricing levels increase to better align with our view of adequate premium rates.  We believe our underlying profitability will remain strong, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness. Underpinning our strategy is our continued commitment to risk management discipline, talent development, and our core values.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income.  As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We believe the group long-term disability reserve discount rate reduction during 2016 provides a strong balance sheet position for 2017. We expect improvement in our group disability benefit ratio for full year 2017 compared to 2016, although unfavorable economic conditions could lead to a higher rate of claim incidence or lower levels of claim recoveries.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	$80.8	(13.2)%	$93.1
Group Life	24.8	(13.6)	28.7
Supplemental	15.7	(10.3)	17.5
Total Premium Income	121.3	(12.9)	139.3
Net Investment Income	26.6	(0.7)	26.8
Total	147.9	(11.0)	166.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	86.7	(8.4)	94.7
Commissions	8.8	(2.2)	9.0
Deferral of Acquisition Costs	(1.8)	(10.0)	(2.0)
Amortization of Deferred Acquisition Costs	2.2	(18.5)	2.7
Other Expenses	25.4	(9.6)	28.1
Total	121.3	(8.5)	132.5

Operating Income	$26.6	(20.8)	$33.6

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

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	£65.2	0.3%	£65.0
Group Life	20.0	(0.5)	20.1
Supplemental	12.7	4.1	12.2
Total Premium Income	97.9	0.6	97.3
Net Investment Income	21.4	14.4	18.7
Total	119.3	2.8	116.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	69.9	5.7	66.1
Commissions	7.1	14.5	6.2
Deferral of Acquisition Costs	(1.4)	—	(1.4)
Amortization of Deferred Acquisition Costs	1.7	(10.5)	1.9
Other Expenses	20.6	4.6	19.7
Total	97.9	5.8	92.5

Operating Income	£21.4	(8.9)	£23.5

Weighted Average Pound/Dollar Exchange Rate	1.243		1.430

Operating Ratios (% of Premium Income):
Benefit Ratio	71.4%		67.9%
Other Expense Ratio	21.0%		20.2%
Operating Income Ratio	21.9%		24.2%

Persistency:
Group Long-term Disability	84.2%		87.5%
Group Life	82.0%		79.6%
Supplemental	91.5%		90.5%

Premium income increased slightly in the first quarter of 2017 compared to the same period of 2016 driven by growth in the supplemental line of business due to favorable persistency and growth in the in-force block resulting from prior period sales in the group critical illness product.

Net investment income was higher in the first quarter of 2017 relative to the prior year period due primarily to higher investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits and growth in the level of invested assets. The increase in net investment income attributable to these index-linked bonds was mostly offset by an increase in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was less favorable in the first quarter of 2017 relative to the same prior year period due primarily to a higher average claim size in our group long-term disability product line and the impact from inflation-linked increases in benefits, partially offset by favorable claims activity in our group life product line. Also contributing to the less favorable benefits experience was an 80 basis point decrease in the discount rate on new claim incurrals implemented in the first quarter of 2017 across several of our products.

Commissions increased in the first quarter of 2017 relative to the same prior year period due to an overall increase in sales. The deferral of acquisition costs in the first quarter of 2017 was in line with the same period of 2016. The deferral and amortization of acquisition costs during the first quarter of 2017 were generally consistent with the same prior year period. The other expense ratio was higher in the first quarter of 2017 compared to the same prior year period due to an increase in operational investments in our business.
Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2017	% Change	2016
Sales by Product
Group Long-term Disability	$13.5	32.4%	$10.2
Group Life	3.9	(17.0)	4.7
Supplemental	2.3	(34.3)	3.5
Total Sales	$19.7	7.1	$18.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$6.4	(23.8)%	$8.4
Large Case Market	11.0	69.2	6.5
Subtotal	17.4	16.8	14.9
Supplemental	2.3	(34.3)	3.5
Total Sales	$19.7	7.1	$18.4

Sales by Product
Group Long-term Disability	£10.9	53.5%	£7.1
Group Life	3.1	(3.1)	3.2
Supplemental	1.9	(24.0)	2.5
Total Sales	£15.9	24.2	£12.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£5.2	(11.9)%	£5.9
Large Case Market	8.8	100.0	4.4
Subtotal	14.0	35.9	10.3
Supplemental	1.9	(24.0)	2.5
Total Sales	£15.9	24.2	£12.8

The increase in group long-term disability sales for the first quarter of 2017 relative to the first quarter of 2016 is primarily driven by sales to new customers in our large case market. Group life sales were consistent with the prior year first quarter with a decline in sales in the core market, which we define as employee groups with fewer than 500 employees, mostly offset by an increase in sales to new customers in the large case market.

The decrease in supplemental sales during the first quarter of 2017 compared to the same period of 2016 was due to a decrease in sales in group critical illness, partially offset by an increase in sales in the dental product line.

Segment Outlook

We remain committed to driving growth in the U.K. market, and during the remainder of 2017 we will continue to build on those capabilities that we believe will generate growth and profitability in our businesses. Expanding our group long-term disability market position remains a significant opportunity and priority. Our key priorities in 2017 include the implementation of price increases across interest sensitive product lines, while maintaining solid persistency results, and continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to accelerate growth in non-interest sensitive product lines such as group life, critical illness, and dental. We will expand our distribution and build marketing and digital capabilities which we believe will drive sustainable growth. We are simplifying our processes and operations to deliver efficiencies and maintain service levels. We will remain focused on risk discipline and putting our customers first.

We may see some near-term dampening of growth in Unum UK due to the current disruption and uncertainty in the U.K. economy as a result of the U.K.'s formal notice to withdraw from the EU. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. We anticipate returning to more normal levels of premium growth when economic conditions improve and there are higher levels of employment, increases in corporate payrolls, and expansion of benefit spending.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$219.1	6.6%	$205.6
Life	74.2	9.6	67.7
Cancer and Critical Illness	81.0	4.0	77.9
Total Premium Income	374.3	6.6	351.2
Net Investment Income	35.1	3.2	34.0
Other Income	0.3	—	0.3
Total	409.7	6.3	385.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	190.2	6.3	178.9
Commissions	85.2	9.5	77.8
Deferral of Acquisition Costs	(73.0)	11.3	(65.6)
Amortization of Deferred Acquisition Costs	55.8	9.4	51.0
Other Expenses	69.1	4.7	66.0
Total	327.3	6.2	308.1

Operating Income	$82.4	6.5	$77.4

Operating Ratios (% of Premium Income):
Benefit Ratio	50.8%		50.9%
Other Expense Ratio	18.5%		18.8%
Operating Income Ratio	22.0%		22.0%

Persistency:
Accident, Sickness, and Disability	74.6%		74.8%
Life	84.5%		84.7%
Cancer and Critical Illness	81.9%		81.6%

Premium income increased in the first quarter of 2017 relative to the same period of 2016 as a result of overall sales growth and solid persistency. Net investment income was higher in the first quarter of 2017 compared to the same period of 2016 due to an increase in the level of invested assets, partially offset by a decline in yields.

Benefits experience in the first quarter of 2017 was generally consistent with the same period of 2016, with favorable experience in the life and cancer and critical illness lines of business, mostly offset by less favorable experience in the accident, sickness, and disability line of business.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2017 relative to the same period of 2016 due to overall sales growth. The amortization of deferred acquisition costs increased during the first quarter of 2017 relative to the same period of 2016 due to growth in the level of the deferred asset. The other expense ratio improved in the first quarter of 2017 due to growth in premium income and our continued focus on operating effectiveness and expense management.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2017	% Change	2016
Sales by Product
Accident, Sickness, and Disability	$61.5	5.5%	$58.3
Life	20.9	22.9	17.0
Cancer and Critical Illness	14.0	(4.1)	14.6
Total Sales	$96.4	7.2	$89.9

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$70.2	13.2%	$62.0
Large Case Market	8.2	(19.6)	10.2
Subtotal	78.4	8.6	72.2
Public Sector	18.0	1.7	17.7
Total Sales	$96.4	7.2	$89.9

Sales were higher in the first quarter of 2017 relative to the same period of 2016 due to growth in both new and existing customer account sales. Commercial market sales increased in the first quarter of 2017 as compared to the same period of 2016 due to higher sales to both new and existing customer accounts in the core market, which we define as accounts with fewer than 1,000 employees, partially offset by lower sales to new customer accounts in the large case market. Growth in our public sector market sales for the first quarter of 2017 was primarily due to an increase in existing customer account sales. The number of new accounts increased 12.4 percent in the first quarter of 2017 relative to the same period of 2016, and the average new case size decreased 8.1 percent.
Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During the remainder of 2017, we intend to focus on expanding our distribution, introducing new products and services, enhancing the customer experience, and investing in new solutions to further improve productivity.  We believe there is significant opportunity for growth in our core market, particularly those employers with fewer than 100 employees.  This market is currently underserved, and we believe having a large national distribution system is critical to reaching those markets. We intend to focus on accelerating growth during the remainder of 2017 through territory expansion, territory growth, and persistency investments. We believe our distribution system, enrollment capabilities, public sector expertise, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales and premium growth trends in the remainder of 2017. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to occur.  We expect our annual benefit ratio for 2017 to be generally consistent with the level of 2016. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Premium Income
Individual Disability	$121.3	(9.2)%	$133.6
Long-term Care	163.1	0.9	161.7
All Other	2.5	N.M.	0.4
Total Premium Income	286.9	(3.0)	295.7
Net Investment Income	335.3	0.6	333.4
Other Income	20.8	(7.1)	22.4
Total	643.0	(1.3)	651.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	548.7	(1.0)	554.0
Commissions	23.0	(4.6)	24.1
Interest and Debt Expense	1.7	—	1.7
Other Expenses	38.0	—	38.0
Total	611.4	(1.0)	617.8

Operating Income	$31.6	(6.2)	$33.7

Interest Adjusted Loss Ratios:
Individual Disability	83.6%		84.0%
Long-term Care	88.6%		88.9%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.2%		12.9%
Operating Income Ratio	11.0%		11.4%

Persistency:
Individual Disability	90.4%		90.9%
Long-term Care	95.1%		95.5%

N.M. = not a meaningful percentage

Premium income for individual disability decreased in the first quarter of 2017 compared to the same period of 2016 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due primarily to rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the first quarter of 2017 relative to the same period of 2016 due to a higher level of invested assets, partially offset by a decline in the yield on invested assets and lower miscellaneous investment income.
Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, was lower in the first quarter of 2017 compared to the same period of 2016 primarily due to lower investment income on those investment portfolios due to a lower investment yield.

Individual disability benefits experience was favorable in the first quarter of 2017 compared to the same period of 2016 due to lower claim incidence and favorable mortality experience. Long-term care benefits experience was favorable in the first quarter of 2017 compared to the same period of 2016 due to favorable mortality experience.

The other expense ratio increased slightly in the first quarter of 2017 compared to the same period of 2016 driven primarily by the expected decline in premium income for individual disability.

Segment Outlook

Our strategy for our Closed Block remains substantially unchanged. During the remainder of 2017, we intend to continue our focus on long-term care premium rate increases and the offer of policyholder options, operational effectiveness, financial analysis, and capital management. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. We also believe the implementation of our long-term care rate increases have contributed to higher claim submissions in prior periods and could occur again in the future. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business. We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans, from the results of our Corporate segment. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now reported in our Corporate segment as a component of "interest and other expenses" in the following chart. Amounts for periods prior to January, 1, 2017 have been adjusted to conform to current year reporting.
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2017	% Change	2016
Operating Revenue
Net Investment Income	$2.9	(39.6)%	$4.8
Other Income	0.4	33.3	0.3
Total	3.3	(35.3)	5.1

Interest and Other Expenses	63.7	55.4	41.0

Operating Loss Including Loss from Guaranty Fund Assessment	(60.4)	(68.2)	(35.9)
Loss from Guaranty Fund Assessment	20.6	—	—
Operating Loss	$(39.8)	(10.9)	$(35.9)

Net investment income was lower in the first quarter of 2017 relative to the same period of 2016 due to a decline in the yield on invested assets.

Interest and other expenses were higher in the first quarter of 2017 relative to the same period of 2016 due primarily to a $20.6 million loss incurred in the first quarter of 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. Excluding this loss, interest and other expenses were higher than the prior year due to a higher overall rate of interest on our outstanding debt resulting from the 2016 maturity of a receive fixed, pay variable interest rate swap in conjunction with the maturity of the associated fixed rate debt and higher retirement-related costs associated with our pension and other postretirement benefit plans. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the loss from a guaranty fund assessment.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2017

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,627.7	$233.6	$397.2	$11.8	$2,230.5	$245.4
Capital Goods	4,242.4	463.4	422.7	10.0	3,819.7	473.4
Communications	3,097.6	371.7	294.2	19.9	2,803.4	391.6
Consumer Cyclical	1,373.8	131.3	112.9	2.9	1,260.9	134.2
Consumer Non-Cyclical	6,652.8	636.0	964.0	42.9	5,688.8	678.9
Energy	5,014.4	533.0	653.0	28.7	4,361.4	561.7
Financial Institutions	3,311.9	282.3	341.4	6.1	2,970.5	288.4
Mortgage/Asset-Backed	2,155.4	114.3	509.1	10.1	1,646.3	124.4
Sovereigns	917.8	204.5	—	—	917.8	204.5
Technology	1,648.6	94.4	135.1	2.3	1,513.5	96.7
Transportation	1,903.6	244.3	181.8	5.3	1,721.8	249.6
U.S. Government Agencies and Municipalities	3,590.2	475.7	268.9	6.7	3,321.3	482.4
Public Utilities	8,087.0	1,141.1	292.0	14.9	7,795.0	1,156.0
Total	$44,623.2	$4,925.6	$4,572.3	$161.6	$40,050.9	$5,087.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2017 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2017. The decrease in the unrealized loss on fixed maturity securities during the first quarter of 2017 was due primarily to a decrease in credit spreads and U.S. Treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.0	$119.2	$2.2	$0.8	$15.7
> 90 <= 180 days	82.1	12.5	0.3	4.8	34.0
> 180 <= 270 days	9.5	0.1	4.0	0.4	26.3
> 270 days <= 1 year	0.1	8.9	—	2.7	68.9
> 1 year <= 2 years	10.0	9.5	8.1	25.5	24.2
> 2 years <= 3 years	1.7	0.5	—	—	3.3
> 3 years	0.7	1.1	1.1	2.2	2.5
Total	$108.1	$151.8	$15.7	$36.4	$174.9

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.9	$8.2	$0.4	$2.4	$3.7
> 90 <= 180 days	2.3	1.4	0.3	3.5	4.5
> 180 <= 270 days	—	0.5	1.6	1.9	41.5
> 270 days <= 1 year	0.4	4.1	0.9	14.5	43.0
> 1 year <= 2 years	20.1	19.7	30.6	71.3	38.7
> 2 years <= 3 years	13.2	16.0	11.4	—	11.3
> 3 years	14.6	16.9	10.2	19.9	10.5
Sub-total	53.5	66.8	55.4	113.5	153.2

Fair Value < 70% >= 40% of Amortized Cost

> 180 <= 270 days	—	—	—	—	22.8
>270 days <= 1 year	—	—	—	8.9	33.9
> 1 year <= 2 years	—	—	6.4	—	26.0
> 2 years <= 3 years	—	—	—	—	13.5
> 3 years	—	—	6.6	6.8	0.2
Sub-total	—	—	13.0	15.7	96.4

Total	$53.5	$66.8	$68.4	$129.2	$249.6

At March 31, 2017, we held one below-investment grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was in the communications sector and had a fair value of $60.6 million and a gross unrealized loss of $10.8 million.

During the first quarter of 2016, we recognized an other-than-temporary impairment loss of $11.6 million on fixed maturity securities issued by a large U.S.-based energy company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment. Additionally, the lower oil prices resulted in the company's banks significantly reducing the availability on the company’s revolving line of credit. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. In addition to this impairment loss, during the first quarter of 2016, we also recognized two smaller other-than-temporary impairment losses on fixed maturity securities issued by energy companies totaling $9.5 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first quarters of 2017 and 2016. We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the first quarter of 2017.

At March 31, 2017, our mortgage/asset-backed securities had an average life of 5.06 years, effective duration of 5.53 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2017, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,275.7 million and $3,360.7 million, respectively. Below-investment-grade securities are inherently more risky than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At March 31, 2017, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,068.4 million and $2,038.9 million on an amortized cost basis at March 31, 2017 and December 31, 2016, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at March 31, 2017 or December 31, 2016.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2017, we had no credit exposure on derivatives. We held $22.5 million of cash collateral from our counterparties at March 31, 2017. The carrying value of fixed maturity securities posted as collateral to our counterparties was $41.3 million at March 31, 2017. We had no cash collateral posted to our counterparties at March 31, 2017. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $41.9 million on a fair value basis at March 31, 2017 and December 31, 2016.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016, and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group are met by fixed maturity securities, short-term investments and cash, and dividends from our subsidiaries, primarily our insurance subsidiaries, as well as the issuance of common stock, debt, or other capital securities and borrowings from our credit facilities, as needed. As of March 31, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $648 million, excluding amounts committed for subsidiary contributions. The balance was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 5.7 years, and various money-market funds. Our sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.

Approximately $148 million of the amount held at March 31, 2017 was held in certain of our U.K. subsidiaries.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2016 and authorizes the repurchase of up to $750 million of common stock through November 2017, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2016. During the first three months of 2017, we repurchased 2.1 million shares at a cost of approximately $100 million. The dollar value of shares remaining under the current repurchase program was approximately $396 million at March 31, 2017. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive that became effective in 2016, which prescribes capital requirements and risk management standards for the European insurance industry.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the U.K. formally commencing the process to leave the EU, but economic conditions may in the near term cause volatility in our solvency ratios.

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

Funding for Employee Benefit Plans

During the first three months of 2017 we made contributions of $19.7 million and £0.9 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $50 million and £3 million during the remainder of 2017. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan during the first three months of 2017. We do not expect to make additional contributions to our U.S. or U.K. qualified defined benefit pension plans during 2017. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at March 31, 2017 was $2,984.6 million, net of deferred debt issuance costs of $27.4 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities. Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $15.0 million in the first three months of 2017.

At March 31, 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2016 for further discussion.

Commitments

At March 31, 2017, we had unfunded unconditional commitments of $4.4 million to fund tax credit partnership investments, $0.3 million to fund certain private equity partnerships, and $19.4 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $38.0 million to fund certain investments in private placement fixed maturity securities, $252.0 million to fund certain private equity partnerships, and $56.6 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. During the first three months of 2017, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $25.1 million of securities lending agreements outstanding at March 31, 2017 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2017 was $25.7 million, and the maximum amount outstanding at any month end was $31.0 million. In addition, at March 31, 2017, we had $150.4 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2017 was $169.6 million, and the maximum amount outstanding at any month end was $182.3 million.

We had no repurchase agreements outstanding at March 31, 2017, nor did we utilize any repurchase agreements during the first three months of 2017. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of March 31, 2017, we owned $31.6 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2017	2016
Net Cash Provided by Operating Activities	$308.0	$293.3
Net Cash Used by Investing Activities	(124.4)	(110.5)
Net Cash Used by Financing Activities	(177.0)	(175.0)
Net Increase in Cash and Bank Deposits	$6.6	$7.8
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

During the first three months of 2017 and 2016, we made principal payments of $15.0 million and $13.2 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first quarters of 2017 and 2016 was $106.9 million and $108.8 million, respectively, with a portion of the cash used related to the settlement of amounts due on shares purchased in the fourth quarters of 2016 and 2015, respectively. During the first three months of 2017 and 2016, we paid dividends of $46.5 million and $45.2 million, respectively, to holders of Unum Group's common stock.

See Notes 10 and 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" contained in this Item 2 for further information.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Stable	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A	A2	A
Provident Life and Casualty Insurance Company	A	A	NR	NR
Unum Life Insurance Company of America	A	A	A2	A
First Unum Life Insurance Company	A	A	A2	A
Colonial Life & Accident Insurance Company	A	A	A2	A
The Paul Revere Life Insurance Company	A	A	A2	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	A-	A	A2	NR
Unum Limited	NR	NR	NR	A-
NR = not rated

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. On April 7, 2017, AM Best upgraded its rating of Unum Insurance Company to A- from B++, reflecting plans for additional capital support from Unum Group and the launch of additional accident and health insurance products. There have been no other changes in any of the rating agencies' outlook statements or ratings during 2017 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2016 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2016. During the first three months of 2017, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2017:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2017	—	$—	—	$495,674,306
February 1 - February 28, 2017	1,330,000	48.04	1,330,000	431,777,096
March 1 - March 31, 2017	739,200	48.84	739,200	395,672,225
Total	2,069,200		2,069,200

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2016, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 26, 2017.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Unum Group, effective March 29, 2017 (incorporated by reference to Exhibit 3.1 of Unum Group’s Form 8-K filed on March 29, 2017).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 27, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: April 27, 2017	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer
Date: April 27, 2017	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer