Form 10-Q
period 2017-09-30
Unum Group
filed 2017-10-26
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
☐

224,389,084 shares of the registrant's common stock were outstanding as of October 24, 2017.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,834.9; $39,552.7)	$45,422.6	$44,217.3
Mortgage Loans	2,145.3	2,038.9
Policy Loans	3,567.5	3,463.2
Other Long-term Investments	654.5	631.5
Short-term Investments	1,046.5	780.0
Total Investments	52,836.4	51,130.9

Other Assets
Cash and Bank Deposits	70.1	100.4
Accounts and Premiums Receivable	1,697.7	1,610.8
Reinsurance Recoverable	4,893.7	4,858.9
Accrued Investment Income	692.5	693.3
Deferred Acquisition Costs	2,155.3	2,094.2
Goodwill	338.2	335.1
Property and Equipment	489.9	500.6
Other Assets	631.9	617.3

Total Assets	$63,805.7	$61,941.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2017	2016
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,539.0	$1,507.9
Reserves for Future Policy and Contract Benefits	45,456.9	44,245.9
Unearned Premiums	430.1	363.7
Other Policyholders’ Funds	1,606.9	1,623.8
Income Tax Payable	40.7	20.6
Deferred Income Tax	231.8	130.3
Short-term Debt	199.9	—
Long-term Debt	2,754.1	2,999.4
Payables for Collateral on Investments	398.3	406.0
Other Liabilities	1,699.4	1,675.9

Total Liabilities	54,357.1	52,973.5

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 304,416,454 and 303,552,934 shares	30.4	30.4
Additional Paid-in Capital	2,295.2	2,272.8
Accumulated Other Comprehensive Income (Loss)	124.3	(51.0)
Retained Earnings	9,327.2	8,744.0
Treasury Stock - at cost: 80,049,859 and 73,729,992 shares	(2,328.5)	(2,028.2)

Total Stockholders' Equity	9,448.6	8,968.0

Total Liabilities and Stockholders' Equity	$63,805.7	$61,941.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,153.6	$2,089.4	$6,438.7	$6,258.5
Net Investment Income	609.0	611.4	1,831.9	1,841.1
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	—	(30.5)
Net Realized Investment Gain, Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	9.8	11.0	28.9	26.3
Net Realized Investment Gain (Loss)	9.8	11.0	28.9	(4.2)
Other Income	46.7	51.5	148.1	154.6
Total Revenue	2,819.1	2,763.3	8,447.6	8,250.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,765.6	1,742.6	5,266.6	5,205.9
Commissions	262.4	256.8	793.9	771.7
Interest and Debt Expense	40.1	45.2	119.8	126.2
Deferral of Acquisition Costs	(154.8)	(147.8)	(470.1)	(447.0)
Amortization of Deferred Acquisition Costs	123.7	118.8	403.5	377.2
Compensation Expense	221.8	210.1	644.7	620.6
Other Expenses	193.5	205.5	630.5	618.9
Total Benefits and Expenses	2,452.3	2,431.2	7,388.9	7,273.5

Income Before Income Tax	366.8	332.1	1,058.7	976.5

Income Tax (Benefit)
Current	139.4	84.0	301.8	242.7
Deferred	(24.9)	12.1	29.6	50.4
Total Income Tax	114.5	96.1	331.4	293.1

Net Income	$252.3	$236.0	$727.3	$683.4

Net Income Per Common Share
Basic	$1.12	$1.01	$3.20	$2.89
Assuming Dilution	$1.12	$1.01	$3.19	$2.88

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Net Income	$252.3	$236.0	$727.3	$683.4

Other Comprehensive Income
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense of $39.2; $113.9; $334.7; $1,008.1)	66.1	277.2	616.3	1,999.2
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax benefit of $31.8; $51.7; $261.7; $707.0)	(66.9)	(135.1)	(499.5)	(1,400.3)
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $7.4; $4.3; $19.7; $22.3)	(13.8)	(8.4)	(36.8)	(42.8)
Change in Foreign Currency Translation Adjustment	31.8	(25.8)	88.7	(131.6)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.5; $1.7; $4.3; $5.3)	2.2	3.0	6.6	10.1
Total Other Comprehensive Income	19.4	110.9	175.3	434.6

Comprehensive Income	$271.7	$346.9	$902.6	$1,118.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2017	2016
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.4	$30.3

Additional Paid-in Capital
Balance at Beginning of Year	2,272.8	2,247.2
Common Stock Activity	22.4	15.8
Balance at End of Period	2,295.2	2,263.0

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(51.0)	16.1
Other Comprehensive Income	175.3	434.6
Balance at End of Period	124.3	450.7

Retained Earnings
Balance at Beginning of Year	8,744.0	7,995.2
Net Income	727.3	683.4
Dividends to Stockholders (per common share: $0.63; $0.57)	(144.1)	(136.2)
Balance at End of Period	9,327.2	8,542.4

Treasury Stock
Balance at Beginning of Year	(2,028.2)	(1,624.9)
Purchases of Treasury Stock	(300.3)	(300.3)
Balance at End of Period	(2,328.5)	(1,925.2)

Total Stockholders' Equity at End of Period	$9,448.6	$9,361.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2017	2016
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$727.3	$683.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(119.0)	(65.7)
Change in Deferred Acquisition Costs	(66.6)	(69.8)
Change in Insurance Reserves and Liabilities	348.1	274.1
Change in Income Taxes	81.4	(0.8)
Change in Other Accrued Liabilities	(6.6)	(37.6)
Non-cash Components of Net Investment Income	(145.7)	(135.0)
Net Realized Investment (Gain) Loss	(28.9)	4.2
Depreciation	78.4	75.9
Other, Net	(2.4)	26.2
Net Cash Provided by Operating Activities	866.0	754.9

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	303.2	726.6
Proceeds from Maturities of Fixed Maturity Securities	1,848.5	1,504.1
Proceeds from Sales and Maturities of Other Investments	172.3	257.7
Purchases of Fixed Maturity Securities	(2,063.4)	(2,452.3)
Purchases of Other Investments	(313.5)	(431.4)
Net Sales (Purchases) of Short-term Investments	(252.6)	38.6
Net Increase (Decrease) in Payables for Collateral on Investments	(7.7)	24.7
Acquisition of Business, Net of Cash Acquired	—	(128.5)
Net Purchases of Property and Equipment	(64.7)	(60.1)
Net Cash Used by Investing Activities	(377.9)	(520.6)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	609.1
Long-term Debt Repayments	(48.5)	(399.0)
Issuance of Common Stock	9.5	3.6
Repurchase of Common Stock	(307.2)	(309.1)
Dividends Paid to Stockholders	(144.1)	(136.2)
Other, Net	(28.1)	(27.7)
Net Cash Used by Financing Activities	(518.4)	(259.3)

Net Decrease in Cash and Bank Deposits	(30.3)	(25.0)

Cash and Bank Deposits at Beginning of Year	100.4	112.9

Cash and Bank Deposits at End of Period	$70.1	$87.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2017
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
January 1, 2017
The adoption of this update did not have a material effect on our financial position or results of operations. The impact of the update reduced our effective income tax rate by a de minimis amount during the three and nine months ended September 30, 2017. During periods in which the vesting date fair value differs from the grant date fair value of certain stock-based compensation awards, we may experience volatility in the income tax recognized in our results of operations. The amendment related to the reclassification of tax-related cash flows in our consolidated statements of cash flows has been applied prospectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

ASC 606 "Revenue from Contracts with Customers"
These updates supersede virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products are included within the scope. Our fee-based service products, which are primarily sold in our Unum US segment, are reported in other income within our consolidated statements of income and represent less than one percent of our total revenue. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption, with early adoption permitted.
		January 1, 2018	The adoption of these updates will not have a material effect on our financial position or results of operations.

ASC 740 "Income Taxes"
This update eliminates the exception that requires the tax effect of intra-entity asset transfers other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use.  It requires recognition of tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is to be applied retrospectively, with early adoption permitted.
		January 1, 2018	The adoption of this update will not have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 825 "Financial Instruments - Overall"
This update changes the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also include the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted. Early adoption is generally not permitted, with certain exceptions as defined in the update.
January 1, 2018
We have determined that certain of our limited partnership investments are within the scope of this update. Although we do not expect this update to have a material impact on our financial position or results of operations, we may experience an increase in volatility in net investment income. In addition, we will be required to modify certain of our disclosures upon adoption.

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
September 30, 2017
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 815 "Derivatives and Hedge Accounting"
This update provides targeted improvements to accounting for hedging activities for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements, eases certain documentation and effectiveness assessment requirements, and enhances transparency through expanded disclosures. For cash flow and net investment hedges existing at the date of adoption, the guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted. The amended presentation and disclosure guidance is required prospectively. Early adoption is permitted.
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
September 30, 2017
Note 3 - Fair Values of Financial Instruments

Presented as follows are the carrying amounts and fair values of financial instruments. The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, accrued investment income, securities lending agreements, and short-term debt approximate fair value due to the short-term nature of the instruments. As such, these financial instruments are not included in the following chart.

	September 30, 2017		December 31, 2016

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$45,422.6	$45,422.6	$44,217.3	$44,217.3
Mortgage Loans	2,145.3	2,246.7	2,038.9	2,122.2
Policy Loans	3,567.5	3,674.7	3,463.2	3,564.2
Other Long-term Investments
Derivatives	20.6	20.6	32.7	32.7
Equity Securities	1.3	1.3	1.2	1.2
Miscellaneous Long-term Investments	577.6	577.6	541.9	541.9

Liabilities
Policyholders' Funds
Deferred Annuity Products	$589.9	$589.9	$597.4	$597.4
Supplementary Contracts without Life Contingencies	602.2	602.2	608.8	608.8
Long-term Debt	2,754.1	3,054.5	2,999.4	3,175.8
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	350.0	350.0
Other Liabilities
Derivatives	52.2	52.2	52.8	52.8
Embedded Derivative in Modified Coinsurance Arrangement	25.2	25.2	46.7	46.7
Unfunded Commitments to Investment Partnerships	4.5	4.5	5.0	5.0

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,306.2 million and $3,206.1 million as of September 30, 2017 and December 31, 2016, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are assigned a Level 3 within the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships represent funds that are primarily invested in bank loans, the financial services industry, general private equity, railcar leasing, and mezzanine debt. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. As of September 30, 2017, we estimate that the underlying assets of the funds will be liquidated over the next one to ten years. These financial instruments are assigned a Level 3 within the fair value hierarchy. Our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are assigned a Level 2 within the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments which are valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $2,150.9 million and $709.8 million as of September 30, 2017 and December 31, 2016, respectively, and are assigned a Level 1 within the fair value hierarchy. Debt instruments which are valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $903.6 million and $2,466.0 million as of September 30, 2017 and December 31, 2016, respectively, and are assigned a Level 2.

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
September 30, 2017
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
September 30, 2017
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
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

All Other Corporate Bonds - Continued
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

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

At September 30, 2017, approximately 21.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 78.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 64.8 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

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

•
Approximately 10.5 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

We consider transactions in inactive or disorderly markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant other unobservable inputs and adjustments are necessary, we classify these assets or liabilities as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$933.5	$567.7	$—	$1,501.2
States, Municipalities, and Political Subdivisions	—	2,190.0	88.6	2,278.6
Foreign Governments	—	955.9	—	955.9
Public Utilities	580.3	7,419.5	208.1	8,207.9
Mortgage/Asset-Backed Securities	—	2,043.2	—	2,043.2
All Other Corporate Bonds	8,347.4	20,952.9	1,093.3	30,393.6
Redeemable Preferred Stocks	—	19.2	23.0	42.2
Total Fixed Maturity Securities	9,861.2	34,148.4	1,413.0	45,422.6

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	20.6	—	20.6
Equity Securities	—	—	1.3	1.3

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$3.8	$—	$3.8
Foreign Exchange Contracts	—	48.1	—	48.1
Credit Default Swaps	—	0.3	—	0.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	25.2	25.2
Total Derivatives	—	52.2	25.2	77.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30
	2017		2016
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$751.9	$—	$—	$418.1
States, Municipalities, and Political Subdivisions	—	—	—	79.0
Public Utilities	236.7	387.5	316.7	487.5
All Other Corporate Bonds	3,022.8	2,944.7	2,618.6	3,461.3
Total Fixed Maturity Securities	$4,011.4	$3,332.2	$2,935.3	$4,445.9

	Nine Months Ended September 30
	2017		2016
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$465.8	$—	$25.0	$—
Public Utilities	463.6	67.1	469.5	29.3
All Other Corporate Bonds	4,966.7	1,249.9	4,688.2	957.0
Total Fixed Maturity Securities	$5,896.1	$1,317.0	$5,182.7	$986.3

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
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$36.8	$—	$(1.1)	$—	$—	$52.9	$—	$88.6
Public Utilities	192.5	—	—	—	—	133.8	(118.2)	208.1
All Other Corporate Bonds	853.2	—	14.3	38.9	(33.2)	390.0	(169.9)	1,093.3
Redeemable Preferred Stocks	23.1	—	(0.1)	—	—	—	—	23.0
Total Fixed Maturity Securities	1,105.6	—	13.1	38.9	(33.2)	576.7	(288.1)	1,413.0

Equity Securities	1.2	—	0.1	—	—	—	—	1.3
Embedded Derivative in Modified Coinsurance Arrangement	(31.9)	6.7	—	—	—	—	—	(25.2)

	Three Months Ended September 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$61.6	$—	$0.1	$—	$—	$30.4	$—	$92.1
Public Utilities	453.5	—	(3.2)	—	(0.3)	62.1	(107.8)	404.3
All Other Corporate Bonds	1,359.6	0.8	8.0	—	(24.0)	326.2	(697.7)	972.9
Redeemable Preferred Stocks	23.6	—	(0.1)	—	—	—	—	23.5
Total Fixed Maturity Securities	1,898.3	0.8	4.8	—	(24.3)	418.7	(805.5)	1,492.8

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(83.0)	9.7	—	—	—	—	—	(73.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$(0.9)	$—	$—	$—	$—	$88.6
Public Utilities	265.3	—	0.2	8.0	(4.8)	78.0	(138.6)	208.1
All Other Corporate Bonds	1,459.7	(0.6)	25.1	88.9	(131.8)	438.0	(786.0)	1,093.3
Redeemable Preferred Stocks	23.2	—	(0.2)	—	—	—	—	23.0
Total Fixed Maturity Securities	1,837.7	(0.6)	24.2	96.9	(136.6)	516.0	(924.6)	1,413.0

Equity Securities	1.2	—	0.1	—	—	—	—	1.3
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	21.5	—	—	—	—	—	(25.2)

	Nine Months Ended September 30, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$4.2	$—	$(0.3)	$—	$(34.0)	$92.1
Foreign Governments	52.9	—	—	—	—	—	(52.9)	—
Public Utilities	274.1	—	3.9	—	(0.7)	276.9	(149.9)	404.3
All Other Corporate Bonds	1,408.2	1.4	52.7	20.0	(61.8)	381.4	(829.0)	972.9
Redeemable Preferred Stocks	23.8	—	(0.3)	—	—	—	—	23.5
Total Fixed Maturity Securities	1,881.2	1.4	60.5	20.0	(62.8)	658.3	(1,065.8)	1,492.8

Equity Securities	1.4	—	0.1	—	(0.3)	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	14.3	—	—	—	—	—	(73.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 3 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $6.7 million and $21.5 million for the three and nine months ended September 30, 2017, respectively, and $9.7 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	September 30, 2017
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$279.8	Lack of Marketability Volatility of Credit Market Convention	(c) (d) (e)	0.25% - 0.25% / 0.25% 0.20% - 6.49% / 0.68% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(25.2)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

	December 31, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$310.4	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d) (e)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.20% - 0.25% / 0.23% 0.20% - 6.04% / 0.70% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

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
September 30, 2017
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

Note 4 - Investments

Fixed Maturity Securities

At September 30, 2017 and December 31, 2016, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,316.2	$188.8	$3.8	$1,501.2
States, Municipalities, and Political Subdivisions	1,913.7	366.6	1.7	2,278.6
Foreign Governments	768.9	188.1	1.1	955.9
Public Utilities	6,949.4	1,268.0	9.5	8,207.9
Mortgage/Asset-Backed Securities	1,925.7	121.1	3.6	2,043.2
All Other Corporate Bonds	26,922.0	3,562.5	90.9	30,393.6
Redeemable Preferred Stocks	39.0	3.2	—	42.2
Total Fixed Maturity Securities	$39,834.9	$5,698.3	$110.6	$45,422.6

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,202.8	$183.1	$3.5	$1,382.4
States, Municipalities, and Political Subdivisions	1,868.0	294.8	4.8	2,158.0
Foreign Governments	714.8	199.9	—	914.7
Public Utilities	6,916.1	1,123.5	16.9	8,022.7
Mortgage/Asset-Backed Securities	2,104.9	134.7	9.2	2,230.4
All Other Corporate Bonds	26,707.1	2,944.0	183.9	29,467.2
Redeemable Preferred Stocks	39.0	3.2	0.3	41.9
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$218.6	$44,217.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$192.5	$3.8	$—	$—
States, Municipalities, and Political Subdivisions	75.7	1.2	18.0	0.5
Foreign Governments	12.4	1.1	—	—
Public Utilities	181.4	4.4	63.4	5.1
Mortgage/Asset-Backed Securities	367.6	3.6	1.0	—
All Other Corporate Bonds	1,147.1	28.9	578.3	62.0
Total Fixed Maturity Securities	$1,976.7	$43.0	$660.7	$67.6

	December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$132.8	$3.5	$—	$—
States, Municipalities, and Political Subdivisions	132.2	4.8	—	—
Public Utilities	260.2	15.3	15.6	1.6
Mortgage/Asset-Backed Securities	513.2	9.1	0.8	0.1
All Other Corporate Bonds	3,621.0	122.1	774.7	61.8
Redeemable Preferred Stocks	7.9	0.1	10.8	0.2
Total Fixed Maturity Securities	$4,667.3	$154.9	$801.9	$63.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,749.8	$38.1	$1,786.3	$—	$1.6
Over 1 year through 5 years	5,531.3	510.7	5,886.5	7.7	147.8
Over 5 years through 10 years	11,814.8	1,150.0	12,013.4	44.4	907.0
Over 10 years	18,813.3	3,878.4	21,424.4	54.9	1,212.4
	37,909.2	5,577.2	41,110.6	107.0	2,268.8
Mortgage/Asset-Backed Securities	1,925.7	121.1	1,674.6	3.6	368.6
Total Fixed Maturity Securities	$39,834.9	$5,698.3	$42,785.2	$110.6	$2,637.4

	December 31, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,338.8	$28.6	$1,355.6	$—	$11.8
Over 1 year through 5 years	6,231.0	553.5	6,605.6	8.2	170.7
Over 5 years through 10 years	10,991.6	843.8	9,336.2	82.8	2,416.4
Over 10 years	18,886.4	3,322.6	19,734.3	118.4	2,356.3
	37,447.8	4,748.5	37,031.7	209.4	4,955.2
Mortgage/Asset-Backed Securities	2,104.9	134.7	1,716.4	9.2	514.0
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$38,748.1	$218.6	$5,469.2

At September 30, 2017, the fair value of investment-grade fixed maturity securities was $42,034.7 million, with a gross unrealized gain of $5,506.7 million and a gross unrealized loss of $52.7 million. The gross unrealized loss on investment-grade fixed maturity securities was 47.6 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At September 30, 2017, the fair value of below-investment-grade fixed maturity securities was $3,387.9 million, with a gross unrealized gain of $191.6 million and a gross unrealized loss of $57.9 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 52.4 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At September 30, 2017, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2017, we held 206 individual investment-grade fixed maturity securities and 37 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 109 investment-grade fixed maturity securities and 27 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year. Of the 206 individual investment-grade securities in an unrealized loss position, 106 are held in the portfolio acquired through our 2016 purchase of H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount). The fair value of the Starmount portfolio was $38.7 million and had a net unrealized loss of $0.5 million at September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

We held no fixed maturity securities as of September 30, 2017 or December 31, 2016 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At September 30, 2017, we had commitments of $133.4 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of September 30, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $543.4 million, comprised of $137.4 million of tax credit partnerships and $406.0 million of private equity partnerships. At December 31, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $509.3 million, comprised of $165.2 million of tax credit partnerships and $344.1 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Income Tax Credits	$10.4	$10.4	$31.3	$31.3
Amortization, net of tax	(5.8)	(5.8)	(17.4)	(17.4)
Income Tax Benefit	$4.6	$4.6	$13.9	$13.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 4 - Investments - Continued

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $4.4 million of unfunded unconditional commitments at September 30, 2017. At September 30, 2017, we also have unfunded unconditional commitments of $0.1 million to fund certain private equity partnerships as well as commitments of $366.1 million, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $154.2 million and $151.9 million as of September 30, 2017 and December 31, 2016, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets. At December 31, 2016, the trust also contained a private equity partnership which we contributed into the trust at the time it was established with a fair value of $1.0 million. During the first quarter of 2017, we received the final distribution from the partnership and recorded a loss of $0.2 million on the disposal. The loss is reported as a component of net realized investments gains and losses in our consolidated statements of income.

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

Mortgage loans by property type and geographic region are presented below.

	September 30, 2017		December 31, 2016
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$361.9	16.9%	$288.4	14.1%
Industrial	560.2	26.1	573.6	28.1
Office	691.8	32.2	700.1	34.4
Retail	499.1	23.3	455.4	22.4
Other	32.3	1.5	21.4	1.0
Total	$2,145.3	100.0%	$2,038.9	100.0%

Region
New England	$57.0	2.7%	$72.7	3.6%
Mid-Atlantic	156.5	7.3	125.3	6.1
East North Central	262.6	12.2	230.1	11.3
West North Central	211.8	9.9	172.0	8.4
South Atlantic	459.9	21.4	438.3	21.5
East South Central	89.5	4.2	91.6	4.5
West South Central	263.3	12.3	268.7	13.2
Mountain	226.0	10.5	214.1	10.5
Pacific	418.7	19.5	426.1	20.9
Total	$2,145.3	100.0%	$2,038.9	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30 2017	December 31 2016
	(in millions of dollars)
Internal Rating
Aa	$0.4	$0.7
A	482.8	488.2
Baa	1,625.5	1,506.6
Ba	36.6	43.4
Total	$2,145.3	$2,038.9

Loan-to-Value Ratio
<= 65%	$967.2	$917.9
> 65% <= 75%	1,080.1	1,011.5
> 75% <= 85%	46.1	50.8
> 85%	51.9	58.7
Total	$2,145.3	$2,038.9

There were no troubled debt restructurings during the three and nine months ended September 30, 2017. During the third quarter of 2016, we foreclosed on a mortgage loan with a carrying value of $5.4 million. We did not recognize a loss at foreclosure as the value of the underlying property exceeded the carrying value of the loan. There were no other troubled debt restructurings during 2016. At September 30, 2017 and December 31, 2016, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of September 30, 2017 and December 31, 2016, we had no allowance for credit losses, and there was no activity in the allowance for credit losses during the three and nine months ended September 30, 2017 or 2016.

We did not hold any impaired mortgage loans during the three and nine months ended September 30, 2017. Our average investment in impaired mortgage loans was $3.6 million and $3.0 million for the three and nine months ended September 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 4 - Investments - Continued

2016, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and nine months ended September 30, 2017 or 2016.

At September 30, 2017, we had commitments of $93.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of September 30, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $169.9 million, for which we received collateral in the form of cash and securities of $32.3 million and $146.1 million, respectively. As of December 31, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $178.5 million, for which we received collateral in the form of cash and securities of $29.9 million and $155.3 million, respectively. We had no outstanding repurchase agreements at September 30, 2017 or December 31, 2016.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2017	December 31, 2016
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$0.1
Public Utilities	0.1	0.1
All Other Corporate Bonds	32.2	29.7
Total Borrowings	32.3	29.9
Gross Amount of Recognized Liability for Securities Lending Transactions	32.3	29.9
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of September 30, 2017 and December 31, 2016, we owned $34.2 million and $31.6 million, respectively, of FHLB common stock. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $350.0 million as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $207.1 million and $343.8 million, respectively. As of December 31, 2016, the carrying value of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs was $323.7 million and $288.5 million, respectively. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

	September 30, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$20.6	$—	$20.6	$(4.7)	$(15.9)	$—
Securities Lending	169.9	—	169.9	(137.6)	(32.3)	—
Total	$190.5	$—	$190.5	$(142.3)	$(48.2)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(46.0)	$—	$6.2
Securities Lending	32.3	—	32.3	(32.3)	—	—
Total	$84.5	$—	$84.5	$(78.3)	$—	$6.2

	December 31, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$32.7	$—	$32.7	$(7.3)	$(25.4)	$—
Securities Lending	178.5	—	178.5	(148.6)	(29.9)	—
Total	$211.2	$—	$211.2	$(155.9)	$(55.3)	$—

Financial Liabilities:
Derivatives	$52.8	$—	$52.8	$(37.6)	$—	$15.2
Securities Lending	29.9	—	29.9	(29.9)	—	—
Total	$82.7	$—	$82.7	$(67.5)	$—	$15.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Fixed Maturity Securities	$564.8	$573.2	$1,700.5	$1,716.6
Derivatives	14.4	12.6	41.8	36.9
Mortgage Loans	25.8	30.6	76.8	87.6
Policy Loans	4.5	4.4	13.3	12.8
Other Long-term Investments	6.6	(0.9)	26.1	15.4
Short-term Investments	3.5	2.4	8.0	6.0
Gross Investment Income	619.6	622.3	1,866.5	1,875.3
Less Investment Expenses	7.1	7.4	24.0	23.5
Less Investment Income on Participation Fund Account Assets	3.5	3.5	10.6	10.7
Net Investment Income	$609.0	$611.4	$1,831.9	$1,841.1

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$4.3	$1.6	$8.6	$29.4
Gross Losses on Sales	(1.2)	(0.4)	(3.5)	(14.0)
Other-Than-Temporary Impairment Loss	—	—	—	(30.5)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.8	0.2	3.4	4.0
Gross Losses on Sales	—	—	(0.2)	(0.7)
Impairment Loss	(0.9)	—	(0.9)	(3.1)
Embedded Derivative in Modified Coinsurance Arrangement	6.7	9.7	21.5	14.3
All Other Derivatives	0.2	0.1	(0.3)	(3.5)
Foreign Currency Transactions	(0.1)	(0.2)	0.3	(0.1)
Net Realized Investment Gain (Loss)	$9.8	$11.0	$28.9	$(4.2)

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
September 30, 2017
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
September 30, 2017
Note 5 - Derivative Financial Instruments - Continued

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.2 million at September 30, 2017. We held $16.0 million and $26.1 million cash collateral from our counterparties at September 30, 2017 and December 31, 2016, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $50.1 million and $35.2 million at September 30, 2017 and December 31, 2016, respectively. We had no cash posted as collateral to our counterparties at September 30, 2017 or December 31, 2016. See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $52.2 million and $52.8 million at September 30, 2017 and December 31, 2016, respectively.

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2016	$126.0	$644.5	$600.0	$70.0	$—	$1,440.5
Additions	3.5	—	—	—	—	3.5
Terminations	—	7.1	350.0	—	—	357.1
Balance at September 30, 2016	$129.5	$637.4	$250.0	$70.0	$—	$1,086.9

Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$1,470.3
Additions	3.5	—	—	—	—	3.5
Terminations	24.0	12.9	350.0	—	—	386.9
Balance at September 30, 2016	$129.5	$637.4	$250.0	$70.0	$—	$1,086.9

Balance at June 30, 2017	$102.0	$591.7	$250.0	$70.0	$—	$1,013.7
Additions	—	—	—	—	24.7	24.7
Terminations	54.0	48.6	—	—	24.7	127.3
Balance at September 30, 2017	$48.0	$543.1	$250.0	$70.0	$—	$911.1

Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	—	—	—	40.7	40.7
Terminations	57.5	73.4	—	—	50.7	181.6
Balance at September 30, 2017	$48.0	$543.1	$250.0	$70.0	$—	$911.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 5 - Derivative Financial Instruments - Continued

Cash Flow Hedges

As of September 30, 2017 and December 31, 2016, we had $350.5 million and $394.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

For the three and nine months ended September 30, 2017 and 2016, there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of September 30, 2017, we expect to amortize approximately $62.1 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2017, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of September 30, 2017 and December 31, 2016, we had $48.0 million and $102.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.8 million and $2.8 million for the three and nine months ended September 30, 2017, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2016, respectively, with an offsetting gain on the related interest rate swaps. During the first quarter of 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of September 30, 2017 and December 31, 2016, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $0.3 million and $(0.3) million for the three and nine months ended September 30, 2017, and $3.1 million and $(3.5) million for the three and nine months ended September 30, 2016, respectively, with an offsetting gain (loss) on the related interest rate swaps. During the third quarter of 2016, $350.0 million notional amount of receive fixed, pay variable interest rate swaps matured in conjunction with the maturity of the $350.0 million hedged fixed rate debt.

For the three and nine months ended September 30, 2017 and 2016, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2017 and December 31, 2016, we held $192.6 million and $222.4 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives were not designated as hedges, and as such, changes in fair value related to these derivatives will be reported in earnings as a component of net realized investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 5 - Derivative Financial Instruments - Continued

As of September 30, 2017 and December 31, 2016, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$—	Other Liabilities	$3.8
Foreign Exchange Contracts	Other L-T Investments	20.6	Other Liabilities	20.4
Total		$20.6		$24.2

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.3
Foreign Exchange Contracts			Other Liabilities	27.7
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	25.2
Total				$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 5 - Derivative Financial Instruments - Continued

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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$—	$(0.1)	$—
Foreign Exchange Contracts	(12.0)	0.3	(21.2)	(24.2)
Total	$(12.1)	$0.3	$(21.3)	$(24.2)

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$15.1	$13.8	$44.2	$40.6
Foreign Exchange Contracts	(0.4)	(0.3)	(0.9)	(0.8)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	—	—	—	3.2
Foreign Exchange Contracts	(5.2)	—	(6.7)	(0.5)
Interest and Debt Expense
Interest Rate Swaps	(0.5)	(0.5)	(1.5)	(1.4)
Total	$9.0	$13.0	$35.1	$41.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$0.1	$(0.3)	$(0.3)	$(0.7)
Interest Rate Swaps	—	0.1	(0.1)	0.1
Foreign Exchange Contracts	0.1	0.3	0.1	(1.7)
Embedded Derivative in Modified Coinsurance Arrangement	6.7	9.7	21.5	14.3
Total	$6.9	$9.8	$21.2	$12.0

Note 6 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2017	$558.2	$304.5	$(297.1)	$(460.7)	$104.9
Other Comprehensive Income (Loss) Before Reclassifications	4.4	(7.9)	31.8	(1.0)	27.3
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(5.2)	(5.9)	—	3.2	(7.9)
Net Other Comprehensive Income (Loss)	(0.8)	(13.8)	31.8	2.2	19.4
Balance at September 30, 2017	$557.4	$290.7	$(265.3)	$(458.5)	$124.3

Balance at June 30, 2016	$661.1	$343.6	$(279.4)	$(385.5)	$339.8
Other Comprehensive Income (Loss) Before Reclassifications	143.0	0.1	(25.8)	0.4	117.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.9)	(8.5)	—	2.6	(6.8)
Net Other Comprehensive Income (Loss)	142.1	(8.4)	(25.8)	3.0	110.9
Balance at September 30, 2016	$803.2	$335.2	$(305.2)	$(382.5)	$450.7

Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	125.7	(14.0)	88.7	(3.0)	197.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(8.9)	(22.8)	—	9.6	(22.1)
Net Other Comprehensive Income (Loss)	116.8	(36.8)	88.7	6.6	175.3
Balance at September 30, 2017	$557.4	$290.7	$(265.3)	$(458.5)	$124.3

Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	588.9	(16.0)	(131.6)	2.4	443.7
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	10.0	(26.8)	—	7.7	(9.1)
Net Other Comprehensive Income (Loss)	598.9	(42.8)	(131.6)	10.1	434.6
Balance at September 30, 2016	$803.2	$335.2	$(305.2)	$(382.5)	$450.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

The net unrealized gain on securities consists of the following components:

				Change at September 30, 2017
	September 30	June 30	December 31	Three Months	Nine Months
	2017	2017	2016	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$5,587.7	$5,492.2	$4,664.6	$95.5	$923.1
Other Investments	5.2	(4.6)	(22.7)	9.8	27.9
Deferred Acquisition Costs	(46.2)	(45.8)	(38.9)	(0.4)	(7.3)
Reserves for Future Policy and Contract Benefits	(5,057.4)	(4,948.2)	(4,253.2)	(109.2)	(804.2)
Reinsurance Recoverable	371.6	360.7	321.3	10.9	50.3
Income Tax	(303.5)	(296.1)	(230.5)	(7.4)	(73.0)
Total	$557.4	$558.2	$440.6	$(0.8)	$116.8

				Change at September 30, 2016
	September 30	June 30	December 31	Three Months	Nine Months
	2016	2016	2015	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,690.4	$6,299.5	$3,695.7	$390.9	$2,994.7
Other Investments	(21.1)	(21.3)	(33.7)	0.2	12.6
Deferred Acquisition Costs	(56.1)	(52.5)	(29.4)	(3.6)	(26.7)
Reserves for Future Policy and Contract Benefits	(5,775.5)	(5,578.6)	(3,578.4)	(196.9)	(2,197.1)
Reinsurance Recoverable	379.7	366.0	263.2	13.7	116.5
Income Tax	(414.2)	(352.0)	(113.1)	(62.2)	(301.1)
Total	$803.2	$661.1	$204.3	$142.1	$598.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$8.2	$1.1	$13.8	$14.8
Other-Than-Temporary Impairment Loss	—	—	—	(30.5)
	8.2	1.1	13.8	(15.7)
Income Tax Expense (Benefit)	3.0	0.2	4.9	(5.7)
Total	$5.2	$0.9	$8.9	$(10.0)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$15.1	$13.8	$44.2	$40.6
Loss on Foreign Exchange Contracts	(0.4)	(0.3)	(0.9)	(0.8)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	—	—	3.2
Loss on Foreign Exchange Contracts	(5.2)	—	(6.7)	(0.5)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)	(1.5)	(1.4)
	9.0	13.0	35.1	41.1
Income Tax Expense	3.1	4.5	12.3	14.3
Total	$5.9	$8.5	$22.8	$26.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.1)	$(4.1)	$(15.2)	$(12.2)
Amortization of Prior Service Credit	0.2	—	0.5	0.2
	(4.9)	(4.1)	(14.7)	(12.0)
Income Tax Benefit	(1.7)	(1.5)	(5.1)	(4.3)
Total	$(3.2)	$(2.6)	$(9.6)	$(7.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2017	2016
	(in millions of dollars)
Balance at January 1	$23,249.5	$23,796.1
Less Reinsurance Recoverable	2,163.6	2,064.6
Net Balance at January 1	21,085.9	21,731.5

Incurred Related to
Current Year	4,046.2	3,902.8
Prior Years
Interest	836.5	875.8
All Other Incurred	(143.3)	(72.4)
Foreign Currency	150.0	(250.3)
Total Incurred	4,889.4	4,455.9

Paid Related to
Current Year	(1,463.9)	(1,370.3)
Prior Years	(3,478.8)	(3,504.4)
Total Paid	(4,942.7)	(4,874.7)

Net Balance at September 30	21,032.6	21,312.7
Plus Reinsurance Recoverable	2,163.9	2,055.6
Balance at September 30	$23,196.5	$23,368.3

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
September 30, 2017
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2017	2016
	(in millions of dollars)
Policy and Contract Benefits	$1,539.0	$1,483.5
Reserves for Future Policy and Contract Benefits	45,456.9	45,745.1
Total	46,995.9	47,228.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,209.6	8,031.2
Accident and Health Active Life Reserves	10,532.4	10,053.6
Adjustment Related to Unrealized Investment Gains and Losses	5,057.4	5,775.5
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,196.5	$23,368.3

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
September 30, 2017
Note 8 - Segment Information

We have three principal operating business segments: Unum US, Unum UK, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$435.2	$428.1	$1,307.3	$1,291.6
Group Short-term Disability	161.1	155.5	477.3	469.2
Group Life and Accidental Death & Dismemberment
Group Life	370.0	353.4	1,101.7	1,053.6
Accidental Death & Dismemberment	37.2	35.3	110.5	104.8
Supplemental and Voluntary
Individual Disability	104.4	125.6	318.1	374.4
Voluntary Benefits	210.8	197.1	639.2	602.1
Dental and Vision	42.2	20.0	124.9	20.0
	1,360.9	1,315.0	4,079.0	3,915.7
Unum UK
Group Long-term Disability	87.0	85.5	251.6	274.1
Group Life	26.7	24.9	76.9	80.9
Supplemental	17.8	16.9	51.1	52.4
	131.5	127.3	379.6	407.4
Colonial Life
Accident, Sickness, and Disability	222.3	207.7	661.5	619.2
Life	74.6	68.0	223.8	203.4
Cancer and Critical Illness	81.8	78.4	244.0	234.1
	378.7	354.1	1,129.3	1,056.7
Closed Block
Individual Disability	117.9	129.9	357.7	394.0
Long-term Care	162.4	161.4	486.4	482.0
All Other	2.2	1.7	6.7	2.7
	282.5	293.0	850.8	878.7
Total Premium Income	$2,153.6	$2,089.4	$6,438.7	$6,258.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 8 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2017
Premium Income	$1,360.9	$131.5	$378.7	$282.5	$—	$2,153.6
Net Investment Income	201.0	28.5	36.0	337.2	6.3	609.0
Other Income	26.5	0.6	0.3	18.9	0.4	46.7
Operating Revenue	$1,588.4	$160.6	$415.0	$638.6	$6.7	$2,809.3

Operating Income (Loss)	$258.4	$26.5	$81.7	$26.6	$(36.2)	$357.0

Three Months Ended September 30, 2016
Premium Income	$1,315.0	$127.3	$354.1	$293.0	$—	$2,089.4
Net Investment Income	207.3	28.5	36.1	334.1	5.4	611.4
Other Income	28.7	—	0.4	21.5	0.9	51.5
Operating Revenue	$1,551.0	$155.8	$390.6	$648.6	$6.3	$2,752.3

Operating Income (Loss)	$231.0	$28.2	$79.0	$28.6	$(45.7)	$321.1

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2017
Premium Income	$4,079.0	$379.6	$1,129.3	$850.8	$—	$6,438.7
Net Investment Income	609.1	88.3	107.8	1,012.5	14.2	1,831.9
Other Income	85.3	0.6	0.8	59.9	1.5	148.1
Operating Revenue	$4,773.4	$468.5	$1,237.9	$1,923.2	$15.7	$8,418.7

Operating Income (Loss)	$745.3	$82.0	$245.9	$90.8	$(113.6)	$1,050.4

Nine Months Ended September 30, 2016
Premium Income	$3,915.7	$407.4	$1,056.7	$878.7	$—	$6,258.5
Net Investment Income	622.4	89.3	105.7	1,008.6	15.1	1,841.1
Other Income	85.6	0.2	1.0	65.3	2.5	154.6
Operating Revenue	$4,623.7	$496.9	$1,163.4	$1,952.6	$17.6	$8,254.2

Operating Income (Loss)	$674.1	$98.7	$234.3	$94.9	$(121.3)	$980.7

	September 30	December 31
	2017	2016
	(in millions of dollars)
Assets
Unum US	$18,069.2	$18,036.6
Unum UK	3,422.9	3,101.4
Colonial Life	4,099.4	3,923.2
Closed Block	34,717.0	33,734.3
Corporate	3,497.2	3,146.0
Total Assets	$63,805.7	$61,941.5

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
September 30, 2017
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

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Total Revenue	$2,819.1	$2,763.3	$8,447.6	$8,250.0
Excluding:
Net Realized Investment Gain (Loss)	9.8	11.0	28.9	(4.2)
Operating Revenue	$2,809.3	$2,752.3	$8,418.7	$8,254.2

Income Before Income Tax	$366.8	$332.1	$1,058.7	$976.5
Excluding:
Net Realized Investment Gain (Loss)	9.8	11.0	28.9	(4.2)
Loss from Guaranty Fund Assessment	—	—	(20.6)	—
Operating Income	$357.0	$321.1	$1,050.4	$980.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Service Cost	$2.0	$1.7	$—	$—	$—	$—
Interest Cost	21.1	21.3	1.6	1.7	1.4	1.8
Expected Return on Plan Assets	(25.8)	(25.7)	(2.1)	(2.5)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	4.9	4.0	0.2	0.1	—	—
Prior Service Credit	(0.1)	—	—	—	(0.1)	—
Total	$2.1	$1.3	$(0.3)	$(0.7)	$1.2	$1.6

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Service Cost	$5.9	$5.2	$—	$—	$—	$—
Interest Cost	63.3	63.9	4.6	5.4	4.4	5.4
Expected Return on Plan Assets	(77.3)	(77.1)	(5.9)	(7.9)	(0.4)	(0.5)
Amortization of:
Net Actuarial Loss	14.7	12.1	0.5	0.1	—	—
Prior Service Credit	(0.2)	(0.1)	—	—	(0.3)	(0.1)
Plan Amendment	—	—	—	—	—	0.9
Total	$6.4	$4.0	$(0.8)	$(2.4)	$3.7	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars, except share data)
Numerator
Net Income	$252.3	$236.0	$727.3	$683.4

Denominator (000s)
Weighted Average Common Shares - Basic	225,288.1	233,752.0	227,375.5	236,744.3
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	741.7	461.5	805.0	399.5
Weighted Average Common Shares - Assuming Dilution	226,029.8	234,213.5	228,180.5	237,143.8

Net Income Per Common Share
Basic	$1.12	$1.01	$3.20	$2.89
Assuming Dilution	$1.12	$1.01	$3.19	$2.88

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three and nine months ended September 30, 2017, there were approximately 0.4 million potential common shares that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were approximately 0.5 million potential common shares that were antidilutive for the three and nine months ended September 30, 2016, respectively.

Common Stock

During the second quarter of 2017, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 25, 2018. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 26, 2017. The remaining repurchase amount under the new program was $612.8 million at September 30, 2017.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions)
Shares Repurchased	2.0	2.9	6.3	9.4
Cost of Shares Repurchased (1)	$100.2	$100.2	$300.3	$300.3

(1) Includes commissions of $0.1 million for the three month periods ended September 30, 2017 and 2016, and $0.2 million for the nine month periods ended September 30, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
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
September 30, 2017
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

Note 12 - Other

Debt

At September 30, 2017, short-term debt consisted entirely of our senior unsecured notes due in the third quarter of 2018. Also included in the carrying amount of short-term debt are deferred debt costs of $0.1 million.

During the nine months ended September 30, 2017, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In June 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount. In conjunction with this retirement, we also terminated the interest rate swap associated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2017
Note 12 - Other - Continued

with the hedge of these notes and recorded a $0.1 million loss in our consolidated statements of income as a component of net realized investment gains and losses. See Note 5 for further discussion.

At September 30, 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Income Tax

As of September 30, 2017, we have net operating loss carryforwards for state income tax of $155.4 million which will expire between 2017 and 2037, as compared to $156.4 million in the third quarter of 2016. We recorded a deferred tax asset for future state income tax benefits of $18.0 million and $16.0 million as of September 30, 2017 and 2016, respectively. We have a corresponding valuation allowance on the deferred tax asset of $15.7 million and $14.1 million as of September 30, 2017 and 2016, respectively, to reduce the deferred tax asset to the amount that is more likely than not to be realized.

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

Operating Performance and Capital Management

For the third quarter of 2017, we reported net income of $252.3 million, or $1.12 per diluted common share, compared to net income of $236.0 million, or $1.01 per diluted common share, in the same period of 2016. For the first nine months of 2017, net income was $727.3 million or $3.19 per diluted common share, compared to net income of $683.4 million or $2.88 per diluted common share in the same period of 2016. Included in these results are net realized investment gains and losses and also, in the nine months ended September 30, 2017, a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share. Excluding these items, after-tax operating income was $246.1 million, or $1.09 per diluted common share, in the third quarter of 2017, compared to $228.7 million, or $0.98 per diluted common share, in the same period of 2016. After-tax operating income was $722.6 million, or $3.17 per diluted common share, in the first nine months of 2017, compared to $685.9 million, or $2.90 per diluted common share, in the same period of 2016. See additional information in Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in operating income of 11.9 percent and 10.6 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment for both the third quarter and first nine months of 2017 was 67.7 percent, compared to 69.4 percent and 69.3 percent in the same periods of 2016. Unum US sales increased 21.1 percent and 13.4 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016 aided by our addition of the dental and vision product offering in the third quarter of 2016. Persistency declined relative to the prior year but remains within our expectations.

Our Unum UK segment reported a decrease in operating income, as measured in Unum UK's local currency, of 6.0 percent and 9.2 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, due to less favorable benefits experience, partially offset by increases in premium income and net investment income. The benefit ratio for Unum UK was 74.9 percent and 74.0 percent in the third quarter and first nine months of 2017, respectively, compared to 71.8 percent and 70.0 percent in the same periods of 2016. Unum UK sales in local currency decreased 14.2 percent and increased 11.0 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in operating income of 3.4 percent and 5.0 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, due primarily to growth in premium income. The benefit ratio for Colonial Life was 51.8 percent and 51.3 percent in the third quarter and first nine months of 2017, respectively, compared to 51.6 percent and 51.2 percent in the same periods of 2016. Colonial Life sales increased 2.6 percent and 5.7 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported a decrease in operating income of 7.0 percent and 4.3 percent in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016, due primarily to an expected decline in premium income and declining investment yields. Benefits experience in our individual disability line of business remains within our range of expectations. Benefits experience in our long-term care line of business resulted in interest adjusted loss ratios that were favorable in the third quarter and first nine months of 2017 relative to the same prior year periods but were slightly higher than our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $5.6 billion at September 30, 2017 compared to $4.7 billion at December 31, 2016, with the increase due to a decrease in U.S. Treasury rates and credit spreads during the first nine months of 2017. The earned book yield on our investment portfolio was 5.21 percent for the first nine months of 2017 compared to a yield of 5.30 percent for full year 2016.

We believe our capital and financial positions are strong. At September 30, 2017, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 410 percent, which is above our long-range target. During the first nine months of 2017, we repurchased 6.3 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $300 million. Our weighted average common shares outstanding, assuming dilution, equaled 226.0 million and 234.2 million for the third quarter of 2017 and 2016, respectively, and 228.2 million and 237.1 million for the first nine months of 2017 and 2016, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of September 30, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $771 million excluding amounts committed for subsidiary contributions.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. In March of 2017, the U.K. gave formal notice to initiate the withdrawal process from the EU and to begin negotiations on the withdrawal agreement during a maximum two-year period. We may see some dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum UK Segment" in this Item 2.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. We continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market expansion, enhancing the customer experience, providing an innovative product portfolio of financial protection choices, and investing in new solutions to further improve productivity. Our outlook for the remainder of 2017 is for continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies. The low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products. Tax reform may impact our operating results or the statutory capital of our U.S. insurance subsidiaries. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. We continue to analyze and employ strategies that we believe will help us navigate the current environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2017		2016
	(in millions)	per share *	(in millions)	per share *
Net Income	$252.3	$1.12	$236.0	$1.01
Excluding:
Net Realized Investment Gain (net of tax expense of $3.6; $3.7)	6.2	0.03	7.3	0.03
After-tax Operating Income	$246.1	$1.09	$228.7	$0.98

	Nine Months Ended September 30
	2017		2016
	(in millions)	per share *	(in millions)	per share *
Net Income	$727.3	$3.19	$683.4	$2.88
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $10.8; $(1.7))	18.1	0.08	(2.5)	(0.02)
Loss from Guaranty Fund Assessment (net of tax benefit of $7.2; $-)	(13.4)	(0.06)	—	—
After-tax Operating Income	$722.6	$3.17	$685.9	$2.90

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

A reconciliation of total revenue to "operating revenue" and income before income tax to "operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(in millions of dollars)
Total Revenue	$2,819.1	$2,763.3	$8,447.6	$8,250.0
Excluding:
Net Realized Investment Gain (Loss)	9.8	11.0	28.9	(4.2)
Operating Revenue	$2,809.3	$2,752.3	$8,418.7	$8,254.2

Income Before Income Tax	$366.8	$332.1	$1,058.7	$976.5
Excluding:
Net Realized Investment Gain (Loss)	9.8	11.0	28.9	(4.2)
Loss from Guaranty Fund Assessment	—	—	(20.6)	—
Operating Income	$357.0	$321.1	$1,050.4	$980.7

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2017.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Revenue
Premium Income	$2,153.6	3.1%	$2,089.4	$6,438.7	2.9%	$6,258.5
Net Investment Income	609.0	(0.4)	611.4	1,831.9	(0.5)	1,841.1
Net Realized Investment Gain (Loss)	9.8	(10.9)	11.0	28.9	N.M.	(4.2)
Other Income	46.7	(9.3)	51.5	148.1	(4.2)	154.6
Total Revenue	2,819.1	2.0	2,763.3	8,447.6	2.4	8,250.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,765.6	1.3	1,742.6	5,266.6	1.2	5,205.9
Commissions	262.4	2.2	256.8	793.9	2.9	771.7
Interest and Debt Expense	40.1	(11.3)	45.2	119.8	(5.1)	126.2
Deferral of Acquisition Costs	(154.8)	4.7	(147.8)	(470.1)	5.2	(447.0)
Amortization of Deferred Acquisition Costs	123.7	4.1	118.8	403.5	7.0	377.2
Compensation Expense	221.8	5.6	210.1	644.7	3.9	620.6
Other Expenses	193.5	(5.8)	205.5	630.5	1.9	618.9
Total Benefits and Expenses	2,452.3	0.9	2,431.2	7,388.9	1.6	7,273.5

Income Before Income Tax	366.8	10.4	332.1	1,058.7	8.4	976.5
Income Tax	114.5	19.1	96.1	331.4	13.1	293.1

Net Income	$252.3	6.9	$236.0	$727.3	6.4	$683.4

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

Our weighted average pound/dollar exchange rate was 1.312 for both the three months ended September 30, 2017 and 2016, and 1.277 and 1.396 for the nine months ended September 30, 2017 and 2016, respectively. If the results for the first nine months of 2016 for our U.K. operations had been translated at the lower exchange rate of 2017, our operating revenue and operating income by segment would have been lower by approximately $42 million and $8 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the third quarter and the first nine months of 2017 increased relative to the same periods of 2016, with growth in each of our principal operating business segments, as measured in local currency, due to overall sales growth and the addition of the dental and vision product offerings, partially offset by lower persistency in certain of our product lines. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased slightly in the third quarter and the first nine months of 2017, relative to the same periods of 2016 due to a decline in the yield on invested assets, mostly offset by an increase in the level of invested assets, higher income from inflation index-linked bonds in our Unum UK segment, and higher miscellaneous income. Net investment income for the first nine months of 2017 also declined relative to the same prior year period due to the unfavorable impact of the lower foreign currency exchange rate on translated financial results.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the third quarters of 2017 and 2016 or for the first nine months of 2017. Other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses were $30.5 million for the first nine months of 2016. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains of $6.7 million and $9.7 million in the third quarters of 2017 and 2016, respectively, and $21.5 million and $14.3 million in the first nine months of 2017 and 2016, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the third quarter and first nine months of 2017 relative to the same prior year periods. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the third quarter and first nine months of 2017 relative to the same periods of 2016 driven primarily by sales growth in our Unum US and Colonial Life segments. Growth in the level of the deferred asset resulted in higher amortization in the third quarter and first nine months of 2017 compared to the same prior year periods.

Interest and debt expense was lower in the third quarter and first nine months of 2017 relative to the same periods of 2016 due primarily to a lower level of outstanding debt offset partially by a higher overall rate of interest.

Other expenses and compensation expense, on a combined basis, declined slightly in the third quarter of 2017 relative to the same period in 2016 due to our continued focus on expense management and operating efficiencies, but increased in the first nine months of 2017 compared to the same period of 2016 due primarily to a loss incurred from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent in the first quarter of 2017. Excluding the loss from a guaranty fund assessment, the premium growth rate in the first nine months of 2017 more than offset the growth rate in compensation and other expenses as we continue to focus on expense management and operating efficiencies, resulting in a decline in the ratio of compensation and other expenses to premium income. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the loss from a guaranty fund assessment.

Our effective income tax rates for the third quarter and first nine months of 2017 were 31.2 percent and 31.3 percent of income before income tax, respectively, compared to 28.9 percent and 30.0 percent for the prior year periods. Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to the impact of tax credits as well as foreign earnings which are taxed at lower rates than the U.S. statutory rate. Our 2016 effective tax rates were favorably impacted by the enactment of an income tax rate reduction by the U.K. government which reduced the net deferred tax liability related to our U.K. operations by $4.5 million during the third quarter of 2016. See Note 12 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our income tax.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Unum US	$161.8	21.1%	$133.6	$633.3	13.4%	$558.6

Unum UK	£12.7	(14.2)%	£14.8	£48.4	11.0%	£43.6

Colonial Life	$106.9	2.6%	$104.2	$319.9	5.7%	$302.6

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income	$1,360.9	3.5%	$1,315.0	$4,079.0	4.2%	$3,915.7
Net Investment Income	201.0	(3.0)	207.3	609.1	(2.1)	622.4
Other Income	26.5	(7.7)	28.7	85.3	(0.4)	85.6
Total	1,588.4	2.4	1,551.0	4,773.4	3.2	4,623.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	920.7	0.9	912.1	2,759.8	1.7	2,712.7
Commissions	144.1	(0.9)	145.4	442.0	0.5	439.8
Deferral of Acquisition Costs	(78.2)	2.6	(76.2)	(244.0)	1.8	(239.8)
Amortization of Deferred Acquisition Costs	65.2	1.4	64.3	228.3	6.7	214.0
Other Expenses	278.2	1.4	274.4	842.0	2.3	822.9
Total	1,330.0	0.8	1,320.0	4,028.1	2.0	3,949.6

Operating Income	$258.4	11.9	$231.0	$745.3	10.6	$674.1

Operating Ratios (% of Premium Income):
Benefit Ratio	67.7%		69.4%	67.7%		69.3%
Other Expense Ratio	20.4%		20.9%	20.6%		21.0%
Operating Income Ratio	19.0%		17.6%	18.3%		17.2%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	$435.2	1.7%	$428.1	$1,307.3	1.2%	$1,291.6
Group Short-term Disability	161.1	3.6	155.5	477.3	1.7	469.2
Total Premium Income	596.3	2.2	583.6	1,784.6	1.4	1,760.8
Net Investment Income	113.7	(5.3)	120.1	347.3	(3.7)	360.7
Other Income	23.8	4.4	22.8	73.4	7.6	68.2
Total	733.8	1.0	726.5	2,205.3	0.7	2,189.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	457.1	(0.3)	458.5	1,366.8	(2.6)	1,404.0
Commissions	45.8	3.6	44.2	137.1	2.1	134.3
Deferral of Acquisition Costs	(12.4)	6.9	(11.6)	(35.8)	1.4	(35.3)
Amortization of Deferred Acquisition Costs	10.0	11.1	9.0	29.9	10.7	27.0
Other Expenses	143.3	1.6	141.0	436.2	1.6	429.5
Total	643.8	0.4	641.1	1,934.2	(1.3)	1,959.5

Operating Income	$90.0	5.4	$85.4	$271.1	17.8	$230.2

Operating Ratios (% of Premium Income):
Benefit Ratio	76.7%		78.6%	76.6%		79.7%
Other Expense Ratio	24.0%		24.2%	24.4%		24.4%
Operating Income Ratio	15.1%		14.6%	15.2%		13.1%

Persistency:
Group Long-term Disability				89.5%		90.5%
Group Short-term Disability				86.3%		87.4%

Premium income in the third quarter and first nine months of 2017 increased compared to the same periods of 2016 with growth in the in-force block due to higher sales, partially offset by a decline in persistency. Net investment income was lower in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the third quarter and first nine months of 2017 compared to the same periods of 2016 due primarily to continued favorable claims incidence trends in our group long-term disability product line and lower prevalence rates in our group short-term disability product line. Partially offsetting the favorable claims experience was a 50 basis point decrease in the discount rate for group long-term disability claim incurrals which we implemented in the fourth quarter of 2016.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to growth in the level of the deferred asset.  Our other expense ratio improved in the third quarter and was level in the first nine months of 2017 compared to the same periods of 2016 due to growth in premium income and our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Group Life	$370.0	4.7%	$353.4	$1,101.7	4.6%	$1,053.6
Accidental Death & Dismemberment	37.2	5.4	35.3	110.5	5.4	104.8
Total Premium Income	407.2	4.8	388.7	1,212.2	4.6	1,158.4
Net Investment Income	27.3	(2.8)	28.1	82.7	(3.3)	85.5
Other Income	1.4	27.3	1.1	3.6	9.1	3.3
Total	435.9	4.3	417.9	1,298.5	4.1	1,247.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	290.6	3.0	282.2	864.1	3.8	832.5
Commissions	33.3	5.7	31.5	98.0	3.4	94.8
Deferral of Acquisition Costs	(9.5)	6.7	(8.9)	(27.6)	0.7	(27.4)
Amortization of Deferred Acquisition Costs	7.9	8.2	7.3	23.9	8.6	22.0
Other Expenses	53.5	2.1	52.4	163.1	2.2	159.6
Total	375.8	3.1	364.5	1,121.5	3.7	1,081.5

Operating Income	$60.1	12.5	$53.4	$177.0	6.8	$165.7

Operating Ratios (% of Premium Income):
Benefit Ratio	71.4%		72.6%	71.3%		71.9%
Other Expense Ratio	13.1%		13.5%	13.5%		13.8%
Operating Income Ratio	14.8%		13.7%	14.6%		14.3%

Persistency:
Group Life				87.7%		90.3%
Accidental Death & Dismemberment				86.8%		90.4%

Premium income increased in the third quarter and first nine months of 2017 compared to the same periods of 2016 with growth in the in-force block due to higher sales, partially offset by a decline in persistency. Net investment income was lower in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous income.

Benefits experience was favorable in the third quarter and first nine months of 2017 compared to the same periods of 2016, driven primarily by favorable average claim size in our group life product line. Also contributing to the favorable third quarter of 2017 benefits experience was lower incidence.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2017 compared to the same periods of 2016 due primarily to sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to growth in the level of the deferred asset. The other expense ratio improved in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to growth in premium income and our continued focus on expense management and operating efficiencies.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Individual Disability	$104.4	(16.9)%	$125.6	$318.1	(15.0)%	$374.4
Voluntary Benefits	210.8	7.0	197.1	639.2	6.2	602.1
Dental and Vision	42.2	111.0	20.0	124.9	N.M.	20.0
Total Premium Income	357.4	4.3	342.7	1,082.2	8.6	996.5
Net Investment Income	60.0	1.5	59.1	179.1	1.6	176.2
Other Income	1.3	(72.9)	4.8	8.3	(41.1)	14.1
Total	418.7	3.0	406.6	1,269.6	7.0	1,186.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	173.0	0.9	171.4	528.9	11.1	476.2
Commissions	65.0	(6.7)	69.7	206.9	(1.8)	210.7
Deferral of Acquisition Costs	(56.3)	1.1	(55.7)	(180.6)	2.0	(177.1)
Amortization of Deferred Acquisition Costs	47.3	(1.5)	48.0	174.5	5.8	165.0
Other Expenses	81.4	0.5	81.0	242.7	3.8	233.8
Total	310.4	(1.3)	314.4	972.4	7.0	908.6

Operating Income	$108.3	17.5	$92.2	$297.2	6.8	$278.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	48.3%		52.6%	51.4%		52.5%
Voluntary Benefits	44.1%		46.5%	43.2%		44.2%
Dental and Vision	70.1%		68.0%	71.3%		68.0%
Other Expense Ratio	22.8%		23.6%	22.4%		23.5%
Operating Income Ratio	30.3%		26.9%	27.5%		27.9%

Persistency:
Individual Disability				91.1%		91.2%
Voluntary Benefits				76.8%		76.8%
Dental and Vision				84.2%		84.5%

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2017 compared to the same periods of 2016, driven by growth in the dental and vision product line associated with the acquisition of Starmount during the third quarter of 2016 as well as growth in the voluntary benefits product line due to higher sales. Premium income for our individual disability product line declined in the third quarter and first nine months 2017 compared to the same periods of 2016 due to the impact of a reinsurance agreement we entered into during the fourth quarter of 2016 whereby we ceded 30 percent of the risk for certain blocks of our individual disability business on a non-proportional modified coinsurance basis. Excluding the impact of this agreement, premium income for our individual disability product line increased relative to the same periods of 2016, driven by higher sales.

Net investment income was higher in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decline in yield. Other income is comprised primarily of surrender fees in our voluntary benefits product line, which continue to decline as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the third quarter and first nine months of 2017 was favorable to the same prior year periods due to lower claim volumes, partially offset by the impact to our benefit ratio from the reinsurance agreement we entered into during the fourth quarter of 2016. The benefit ratio for the voluntary benefits product line in the third quarter and first nine months of 2017 was lower relative to the same periods of 2016 primarily driven by favorable benefits experience across most of our product lines. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business, but did experience less favorable claims experience in the third quarter and first nine months of 2017 compared to the same prior year period.

Commissions were lower for the third quarter and first nine months of 2017 relative to the same periods of 2016 due to the commissions ceded in the individual disability product line related to the fourth quarter of 2016 reinsurance agreement, partially offset by commissions related to sales growth in the voluntary benefits and dental and vision product lines. The deferral of acquisition costs increased in the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to sales growth in our voluntary benefits and dental and vision product lines. The amortization of deferred acquisition costs decreased slightly in the third quarter of 2017 compared to the same period in 2016 due to a lower level of policy terminations in 2017 relative to assumptions for certain issue years in the voluntary benefits product line, but was higher in the first nine months of 2017 relative to the same period of 2016 due to growth in the level of the deferred asset. Our other expense ratio improved in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to growth in premium income as well as expense allowances received related to the individual disability product line reinsurance agreement and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$31.1	28.0%	$24.3	$114.6	4.1%	$110.1
Group Short-term Disability	20.7	76.9	11.7	65.0	23.1	52.8
Group Life and AD&D	35.1	12.9	31.1	131.8	3.6	127.2
Subtotal	86.9	29.5	67.1	311.4	7.3	290.1
Supplemental and Voluntary
Individual Disability	20.4	24.4	16.4	50.2	5.2	47.7
Voluntary Benefits	44.8	(1.8)	45.6	241.7	11.7	216.3
Dental and Vision	9.7	115.6	4.5	30.0	N.M.	4.5
Subtotal	74.9	12.6	66.5	321.9	19.9	268.5
Total Sales	$161.8	21.1	$133.6	$633.3	13.4	$558.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$65.5	24.1%	$52.8	$212.1	8.0%	$196.4
Large Case Market	21.4	49.7	14.3	99.3	6.0	93.7
Subtotal	86.9	29.5	67.1	311.4	7.3	290.1
Supplemental and Voluntary	74.9	12.6	66.5	321.9	19.9	268.5
Total Sales	$161.8	21.1	$133.6	$633.3	13.4	$558.6

N.M. = not a meaningful percentage

Group sales increased in the third quarter and first nine months of 2017 compared to the same periods of 2016, primarily driven by higher sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and large case market segment. Partially offsetting the increase for the first nine months of 2017 relative to the same period of 2016 was a decrease in sales to existing customers in our large case market. The sales mix in the group market sector for the first nine months of 2017 was approximately 68 percent core market and 32 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the third quarter and first nine months of 2017 compared to the same periods of 2016, primarily driven by higher sales to new and existing customers. Sales of voluntary benefits decreased in the third quarter of 2017 compared to the same period of 2016, primarily driven by a decrease in sales to new customers in both the core and large case markets, partially offset by higher sales to existing customers in the core market. The growth in the first nine months of 2017 relative to the same period of 2016 was primarily driven by higher sales to both new and existing customers in the large case market as well as an increase in sales to existing customers in the core market, partially offset by a decline in sales to new customers in the core market. Also contributing to supplemental and voluntary sales in the third quarter and first nine months of 2017 were higher sales of the dental and vision products resulting from the Starmount acquisition in the third quarter of 2016.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	$87.0	1.8%	$85.5	$251.6	(8.2)%	$274.1
Group Life	26.7	7.2	24.9	76.9	(4.9)	80.9
Supplemental	17.8	5.3	16.9	51.1	(2.5)	52.4
Total Premium Income	131.5	3.3	127.3	379.6	(6.8)	407.4
Net Investment Income	28.5	—	28.5	88.3	(1.1)	89.3
Other Income	0.6	100.0	—	0.6	200.0	0.2
Total	160.6	3.1	155.8	468.5	(5.7)	496.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	98.4	7.8	91.3	280.9	(1.4)	284.8
Commissions	9.2	—	9.2	27.0	(3.2)	27.9
Deferral of Acquisition Costs	(1.6)	(23.8)	(2.1)	(5.4)	(11.5)	(6.1)
Amortization of Deferred Acquisition Costs	2.3	—	2.3	6.8	(8.1)	7.4
Other Expenses	25.8	(4.1)	26.9	77.2	(8.3)	84.2
Total	134.1	5.1	127.6	386.5	(2.9)	398.2

Operating Income	$26.5	(6.0)	$28.2	$82.0	(16.9)	$98.7

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

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Group Long-term Disability	£66.4	2.0%	£65.1	£197.1	0.2%	£196.7
Group Life	20.3	6.8	19.0	60.2	3.8	58.0
Supplemental	13.7	7.0	12.8	40.1	6.6	37.6
Total Premium Income	100.4	3.6	96.9	297.4	1.7	292.3
Net Investment Income	21.8	0.5	21.7	69.2	8.0	64.1
Other Income	0.5	100.0	—	0.5	N.M.	0.1
Total	122.7	3.5	118.6	367.1	3.0	356.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	75.2	8.0	69.6	220.0	7.6	204.5
Commissions	6.9	(1.4)	7.0	21.1	5.5	20.0
Deferral of Acquisition Costs	(1.2)	(25.0)	(1.6)	(4.2)	(4.5)	(4.4)
Amortization of Deferred Acquisition Costs	1.8	5.9	1.7	5.3	—	5.3
Other Expenses	19.8	(2.9)	20.4	60.7	0.5	60.4
Total	102.5	5.6	97.1	302.9	6.0	285.8

Operating Income	£20.2	(6.0)	£21.5	£64.2	(9.2)	£70.7

Weighted Average Pound/Dollar Exchange Rate	1.312		1.312	1.277		1.396

Operating Ratios (% of Premium Income):
Benefit Ratio	74.9%		71.8%	74.0%		70.0%
Other Expense Ratio	19.7%		21.1%	20.4%		20.7%
Operating Income Ratio	20.1%		22.2%	21.6%		24.2%

Persistency:
Group Long-term Disability				87.1%		88.7%
Group Life				83.5%		80.1%
Supplemental				89.5%		90.5%

N.M. = not a meaningful percentage
Premium income increased in the third quarter and first nine months of 2017 compared to the same periods of 2016 driven by growth in the in-force block, resulting from prior period sales and stable persistency.

Net investment income was higher in the third quarter and first nine months of 2017 relative to the prior year periods due primarily to higher investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was mostly offset by an increase in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Also impacting the increase in the third quarter and first nine months of 2017 relative to the same periods of 2016 was growth in the level of invested assets, partially offset by a decline in yield on our fixed-rate bonds.

Overall benefits experience was less favorable in the third quarter of 2017 relative to the same prior year period, due primarily to higher claim incidence and unfavorable claim resolutions in our group long-term disability product line, partially offset by a lower average claim size in our group life product line. Overall benefits experience in the first nine months of 2017 relative to the same prior year period was less favorable due to a higher average claim size and unfavorable claim incidence in our group long-term disability product line, partially offset by favorable claim incidence in our group life product line. Also contributing to the less favorable benefits experience was the impact of inflation-linked increases in benefits and an 80 basis point decrease in the discount rate on new claim incurrals implemented in the first quarter of 2017 across several of our products.

Commissions were generally consistent in the third quarter of 2017 relative to the same prior year period. Commissions increased in the first nine months of 2017 compared to the same period of 2016 due to overall sales growth. The deferral of acquisition costs decreased in the third quarter and first nine months of 2017 relative to the same prior year periods due to lower deferrable commissions and operating expenses. The amortization of acquisition costs during the third quarter and first nine months of 2017 was generally consistent with the same prior year periods. The other expense ratio was lower for the third quarter and first nine months of 2017 relative to the prior year periods due to higher premiums and our continued focus on expense management and operating efficiencies.
Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Sales by Product
Group Long-term Disability	$6.5	(44.0)%	$11.6	$31.5	(13.5)%	$36.4
Group Life	7.8	27.9	6.1	17.7	9.3	16.2
Supplemental	2.2	29.4	1.7	12.2	48.8	8.2
Total Sales	$16.5	(14.9)	$19.4	$61.4	1.0	$60.8

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$6.1	(44.0)%	$10.9	$21.6	(29.4)%	$30.6
Large Case Market	8.2	20.6	6.8	27.6	25.5	22.0
Subtotal	14.3	(19.2)	17.7	49.2	(6.5)	52.6
Supplemental	2.2	29.4	1.7	12.2	48.8	8.2
Total Sales	$16.5	(14.9)	$19.4	$61.4	1.0	$60.8

Sales by Product
Group Long-term Disability	£5.0	(43.2)%	£8.8	£24.9	(4.6)%	£26.1
Group Life	6.1	29.8	4.7	13.9	18.8	11.7
Supplemental	1.6	23.1	1.3	9.6	65.5	5.8
Total Sales	£12.7	(14.2)	£14.8	£48.4	11.0	£43.6

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£4.8	(42.9)%	£8.4	£17.0	(23.1)%	£22.1
Large Case Market	6.3	23.5	5.1	21.8	38.9	15.7
Subtotal	11.1	(17.8)	13.5	38.8	2.6	37.8
Supplemental	1.6	23.1	1.3	9.6	65.5	5.8
Total Sales	£12.7	(14.2)	£14.8	£48.4	11.0	£43.6

The decrease in group long-term disability sales for the third quarter of 2017 relative to the same period of 2016 is primarily driven by lower sales to new customers in both the core market, which we define as employee groups with fewer than 500 employees, and large case market, partially offset by an increase in sales to existing customers in our core market. For the first nine months of 2017, group long-term disability sales decreased relative to the same period of 2016, primarily driven by lower sales to both new customers in our core market and existing customers in our large case market, partially offset by higher sales to new customers in our large case market. Group life sales increased during the third quarter and first nine months of 2017 driven primarily by higher sales to new customers in our large case market, partially offset by a decline in sales to new and existing customers in our core market.

The increase in supplemental sales during the third quarter and first nine months of 2017 compared to the same periods of 2016 was due primarily to an increase in sales in the group critical illness and dental product lines.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Accident, Sickness, and Disability	$222.3	7.0%	$207.7	$661.5	6.8%	$619.2
Life	74.6	9.7	68.0	223.8	10.0	203.4
Cancer and Critical Illness	81.8	4.3	78.4	244.0	4.2	234.1
Total Premium Income	378.7	6.9	354.1	1,129.3	6.9	1,056.7
Net Investment Income	36.0	(0.3)	36.1	107.8	2.0	105.7
Other Income	0.3	(25.0)	0.4	0.8	(20.0)	1.0
Total	415.0	6.2	390.6	1,237.9	6.4	1,163.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	196.1	7.4	182.6	579.2	7.0	541.2
Commissions	86.4	9.8	78.7	256.8	10.1	233.3
Deferral of Acquisition Costs	(75.0)	7.9	(69.5)	(220.7)	9.7	(201.1)
Amortization of Deferred Acquisition Costs	56.2	7.7	52.2	168.4	8.1	155.8
Other Expenses	69.6	3.0	67.6	208.3	4.2	199.9
Total	333.3	7.0	311.6	992.0	6.8	929.1

Operating Income	$81.7	3.4	$79.0	$245.9	5.0	$234.3

Operating Ratios (% of Premium Income):
Benefit Ratio	51.8%		51.6%	51.3%		51.2%
Other Expense Ratio	18.4%		19.1%	18.4%		18.9%
Operating Income Ratio	21.6%		22.3%	21.8%		22.2%

Persistency:
Accident, Sickness, and Disability				75.4%		75.2%
Life				84.5%		84.8%
Cancer and Critical Illness				82.6%		82.6%

Premium income increased in the third quarter and first nine months of 2017 relative to the same periods of 2016 as a result of overall sales growth and stable persistency. Net investment income was generally consistent in the third quarter of 2017 compared to the same period of 2016 and higher in the first nine months of 2017 compared to the same period of 2016 due to an increase in the level of invested assets, partially offset by a decline in yields and lower miscellaneous income.

Benefits experience in the third quarter of 2017 was slightly less favorable compared to the same period of 2016, with less favorable experience in the cancer and critical illness line of business, mostly offset by favorable experience in the life and accident, sickness, and disability lines of business. Benefits experience in the first nine months of 2017 was generally consistent with the same period of 2016, with less favorable experience in the cancer and critical illness and accident, sickness, and disability lines of business, mostly offset by favorable experience in the life line of business.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to overall sales growth. The amortization of deferred acquisition costs increased during the third quarter and first nine months of 2017 relative to the same periods of 2016 due to growth in the level of the deferred asset. The other expense ratio improved in the third quarter and first nine months of 2017 due to growth in premium income and our continued focus on operating effectiveness and expense management.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Sales by Product
Accident, Sickness, and Disability	$66.5	(0.7)%	$67.0	$201.6	3.2%	$195.4
Life	22.6	8.1	20.9	68.4	14.8	59.6
Cancer and Critical Illness	17.8	9.2	16.3	49.9	4.8	47.6
Total Sales	$106.9	2.6	$104.2	$319.9	5.7	$302.6

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$69.7	3.0%	$67.7	$220.5	9.7%	$201.0
Large Case Market	7.0	(34.0)	10.6	26.7	(18.8)	32.9
Subtotal	76.7	(2.0)	78.3	247.2	5.7	233.9
Public Sector	30.2	16.6	25.9	72.7	5.8	68.7
Total Sales	$106.9	2.6	$104.2	$319.9	5.7	$302.6

Sales in aggregate were higher in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to overall growth in both new and existing customer account sales. Commercial market sales decreased in the third quarter of 2017 as compared to the same period of 2016 due to lower sales to both new and existing customers in the large case market, partially offset by higher sales to existing customer accounts in the core market, which we define as accounts with fewer than 1,000 employees. Commercial market sales increased for the first nine months of 2017 as compared to the same period of 2016 due to higher sales to both new and existing customers in the core market, partially offset by lower sales to new and existing customers in the large case market. Public sector market sales were higher for the third quarter and first nine months of 2017 primarily due to an increase in sales to new customers. The number of new accounts decreased 1.4 percent and increased 6.7 percent, respectively, in the third quarter and first nine months of 2017 relative to the same periods of 2016, and the average new case size increased 6.3 percent and 2.0 percent, respectively.
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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Premium Income
Individual Disability	$117.9	(9.2)%	$129.9	$357.7	(9.2)%	$394.0
Long-term Care	162.4	0.6	161.4	486.4	0.9	482.0
All Other	2.2	29.4	1.7	6.7	148.1	2.7
Total Premium Income	282.5	(3.6)	293.0	850.8	(3.2)	878.7
Net Investment Income	337.2	0.9	334.1	1,012.5	0.4	1,008.6
Other Income	18.9	(12.1)	21.5	59.9	(8.3)	65.3
Total	638.6	(1.5)	648.6	1,923.2	(1.5)	1,952.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	550.4	(1.1)	556.6	1,646.7	(1.2)	1,667.2
Commissions	22.7	(3.4)	23.5	68.1	(3.7)	70.7
Interest and Debt Expense	1.7	—	1.7	5.1	—	5.1
Other Expenses	37.2	(2.6)	38.2	112.5	(1.9)	114.7
Total	612.0	(1.3)	620.0	1,832.4	(1.4)	1,857.7

Operating Income	$26.6	(7.0)	$28.6	$90.8	(4.3)	$94.9

Interest Adjusted Loss Ratios:
Individual Disability	82.4%		81.5%	82.8%		83.3%
Long-term Care	93.3%		93.8%	90.5%		91.8%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.2%		13.0%	13.2%		13.1%
Operating Income Ratio	9.4%		9.8%	10.7%		10.8%

Persistency:
Individual Disability				89.8%		90.7%
Long-term Care				95.5%		94.8%

Premium income for individual disability decreased in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due primarily to rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the third quarter and first nine months of 2017 relative to the same periods of 2016 due to a higher level of invested assets, partially offset by a lower yield. The increase in net investment income for the first nine months of 2017 relative to the same period of 2016 was also partially offset by lower miscellaneous investment income.

Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was unfavorable in the third quarter of 2017 compared to the same period of 2016 due primarily to unfavorable mortality experience. During the first nine months of 2017, individual disability benefits experience was favorable relative to the same prior period due primarily to a reduction in the claim reserve discount rate taken in the prior year to recognize the impact on future portfolio yields from increased levels experienced for bond tenders and calls. Long-term care benefits experience was favorable in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to the impact of a large group case moving to an individual policy ported status during 2016. Somewhat offsetting the favorable benefits experience during the third quarter of 2017 were unfavorable policyholder lapses.

The other expense ratio was slightly higher in the third quarter and first nine months of 2017 compared to the same periods of 2016 due to the expected decline in premium income for individual disability.

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
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2017	% Change	2016	2017	% Change	2016
Operating Revenue
Net Investment Income	$6.3	16.7%	$5.4	$14.2	(6.0)%	$15.1
Other Income	0.4	(55.6)	0.9	1.5	(40.0)	2.5
Total	6.7	6.3	6.3	15.7	(10.8)	17.6

Interest and Other Expenses	42.9	(17.5)	52.0	149.9	7.9	138.9

Operating Loss Including Loss from Guaranty Fund Assessment	(36.2)	20.8	(45.7)	(134.2)	(10.6)	(121.3)
Loss from Guaranty Fund Assessment	—	—	—	20.6	100.0	—
Operating Loss	$(36.2)	20.8	$(45.7)	$(113.6)	6.3	$(121.3)

Net investment income was higher in the third quarter of 2017 relative to the same period of 2016 due to a higher yield on invested assets, partially offset by a lower asset level. Net investment income was lower in the first nine months of 2017 compared to the same period of 2016 due primarily to a decline in the yield on invested assets.

Interest and other expenses were lower in the third quarter of 2017 compared to the same period of 2016 due to a lower level of outstanding debt, partially offset by a higher overall rate of interest. Interest and other expenses were higher in the first nine months of 2017 relative to the same period of 2016 due primarily to a $20.6 million loss incurred in the first quarter of 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. Favorably impacting the comparison for the third quarter and first nine months of 2017 relative to the same periods of 2016 were expenses related to the acquisition of Starmount in the third quarter of 2016. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion on the loss from a guaranty fund assessment.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2017

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,718.0	$284.9	$190.9	$3.8	$2,527.1	$288.7
Capital Goods	4,231.4	512.8	197.1	5.0	4,034.3	517.8
Communications	3,157.9	431.0	191.7	21.3	2,966.2	452.3
Consumer Cyclical	1,414.4	146.3	53.3	1.1	1,361.1	147.4
Consumer Non-Cyclical	6,814.3	769.3	457.9	26.6	6,356.4	795.9
Energy	5,020.4	608.5	332.9	28.5	4,687.5	637.0
Financial Institutions	3,424.3	328.6	126.2	2.0	3,298.1	330.6
Mortgage/Asset-Backed	2,043.2	117.5	368.6	3.6	1,674.6	121.1
Sovereigns	955.9	187.0	12.4	1.1	943.5	188.1
Technology	1,706.0	126.6	59.3	1.0	1,646.7	127.6
Transportation	1,949.1	266.8	116.1	1.6	1,833.0	268.4
U.S. Government Agencies and Municipalities	3,779.8	549.9	286.2	5.5	3,493.6	555.4
Public Utilities	8,207.9	1,258.5	244.8	9.5	7,963.1	1,268.0
Total	$45,422.6	$5,587.7	$2,637.4	$110.6	$42,785.2	$5,698.3

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2017 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2017. The decrease in the unrealized loss on fixed maturity securities during the third quarter of 2017 was due primarily to a decrease in credit spreads.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017			2016
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$12.4	$4.5	$4.0	$119.2	$2.2
> 90 <= 180 days	2.1	1.3	82.1	12.5	0.3
> 180 <= 270 days	1.8	31.7	9.5	0.1	4.0
> 270 days <= 1 year	24.5	5.9	0.1	8.9	—
> 1 year <= 2 years	9.2	4.1	10.0	9.5	8.1
> 2 years <= 3 years	2.7	3.6	1.7	0.5	—
> 3 years	—	0.1	0.7	1.1	1.1
Total	$52.7	$51.2	$108.1	$151.8	$15.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017			2016
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.7	$1.1	$2.9	$8.2	$0.4
> 90 <= 180 days	0.3	3.5	2.3	1.4	0.3
> 180 <= 270 days	1.2	1.9	—	0.5	1.6
> 270 days <= 1 year	—	—	0.4	4.1	0.9
> 1 year <= 2 years	3.2	11.1	20.1	19.7	30.6
> 2 years <= 3 years	18.2	22.3	13.2	16.0	11.4
> 3 years	14.4	10.2	14.6	16.9	10.2
Sub-total	38.0	50.1	53.5	66.8	55.4

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	6.6	—	—	6.4
> 2 years <= 3 years	10.6	2.8	—	—	—
> 3 years	9.3	9.0	—	—	6.6
Sub-total	19.9	18.4	—	—	13.0

Total	$57.9	$68.5	$53.5	$66.8	$68.4

At September 30, 2017, we held two below-investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. One security was in the communications sector and had a fair value of $58.9 million and a gross unrealized loss of $15.5 million. The other security was in the energy sector and had a fair value of $13.3 million and a gross unrealized loss of $11.0 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the third quarter or first nine months of 2017 and 2016.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during the third quarter of 2017 and 2016 or the first nine months of 2017. During the first quarter of 2016, we recognized an other-than-temporary impairment loss of $11.6 million on fixed maturity securities issued by a large U.S.-based energy company. At the time of the impairment loss, the company had a high debt-to-equity ratio, and its projected liquidity had decreased significantly as a result of the declines in oil prices and the likelihood that prices may stay at depressed levels for an extended period of time.  The company has assets it can sell, but liquidation may be difficult in the current environment. Additionally, the lower oil prices resulted in the company's banks significantly reducing the availability on the company’s revolving line of credit. At the time of the impairment loss, these securities had been in an unrealized loss position for a period of greater than one year but less than two years. In addition to this impairment loss, during the first and second quarters of 2016, we also recognized two smaller other-than-temporary impairment losses on fixed maturity securities issued by energy companies totaling $9.5 million and $9.1 million, respectively.

At September 30, 2017, our mortgage/asset-backed securities had an average life of 4.59 years, effective duration of 5.19 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2017, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,254.2 million and $3,387.9 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At September 30, 2017, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,145.3 million and $2,038.9 million on an amortized cost basis at September 30, 2017 and December 31, 2016, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at September 30, 2017 or December 31, 2016.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our credit exposure on derivatives was $0.2 million at September 30, 2017 and is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. We held $16.0 million of cash collateral from our counterparties at September 30, 2017. The carrying value of fixed maturity securities posted as collateral to our counterparties was $50.1 million at September 30, 2017. We had no cash collateral posted to our counterparties at September 30, 2017. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $41.8 million and $41.9 million on a fair value basis at September 30, 2017 and December 31, 2016, respectively.

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

The liquidity requirements of the holding company Unum Group are met by fixed maturity securities, short-term investments and cash, and dividends from our subsidiaries, primarily our insurance subsidiaries, as well as the issuance of common stock, debt, or other capital securities and borrowings from our credit facilities, as needed. As of September 30, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $771 million, excluding amounts committed for subsidiary contributions. The balance was comprised primarily of commercial paper, fixed maturity securities with a current average maturity of 6.7 years, and various money-market funds. Our sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.

Approximately $191 million of the amount held at September 30, 2017 was held in certain of our U.K. subsidiaries.  No significant restrictions exist on our ability to use or access these funds. We currently have no intent, nor do we foresee a need, to repatriate funds from our foreign subsidiaries in the U.K. We believe we hold domestic resources sufficient to fund our liquidity requirements for the next 12 months. If we repatriate additional funds from our subsidiaries in the U.K., the amounts repatriated would be subject to repatriation tax effects which generally equal the difference in the U.S. tax rate and the U.K. tax rate.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2017 and authorizes the repurchase of up to $750 million of common stock through November 2018, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2017. During the first nine months of 2017, we repurchased 6.3 million shares at a cost of approximately $300 million. The dollar value of shares remaining under the current repurchase program was approximately $613 million at September 30, 2017. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

Funding for Employee Benefit Plans

During the first nine months of 2017, we made contributions of $54.8 million and £2.5 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $18 million and £1 million during the remainder of 2017. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan during the first nine months of 2017. We do not expect to make additional contributions to our U.S. or U.K. qualified defined benefit pension plans during the remainder of 2017. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At September 30, 2017, we had short-term debt of $199.9 million consisting entirely of our senior unsecured notes due July 2018. Also included in the carrying amount of short-term debt are deferred debt costs of $0.1 million. Our long-term debt balance at September 30, 2017 was $2,754.1 million, net of deferred debt issuance costs of $25.4 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $45.0 million in the first nine months of 2017. In June 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

At September 30, 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Shelf Registration

We filed a shelf registration with the Securities and Exchange Commission in the third quarter of 2017 to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

Commitments

At September 30, 2017, we had unfunded unconditional commitments of $4.4 million to fund tax credit partnership investments, $0.1 million to fund certain private equity partnerships, and $19.4 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $133.4 million to fund certain investments in private placement fixed maturity securities, $366.1 million to fund certain private equity partnerships, and $93.0 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. During the first nine months of 2017, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $32.3 million of securities lending agreements outstanding at September 30, 2017 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2017 was $28.6 million, and the maximum amount outstanding at any month end was $35.9 million. In addition, at September 30, 2017, we had $146.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2017 was $181.8 million, and the maximum amount outstanding at any month end was $201.6 million.

We had no repurchase agreements outstanding at September 30, 2017, nor did we utilize any repurchase agreements during the first nine months of 2017. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of September 30, 2017, we owned $34.2 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2017	2016
Net Cash Provided by Operating Activities	$866.0	$754.9
Net Cash Used by Investing Activities	(377.9)	(520.6)
Net Cash Used by Financing Activities	(518.4)	(259.3)
Net Decrease in Cash and Bank Deposits	$(30.3)	$(25.0)
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
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program. Included in cash outflows for the first nine months of 2016 is $128.5 million, net of cash acquired, related to our purchase of Starmount.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

During the first nine months of 2017 and 2016, we made principal payments of $45.0 million and $49.0 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

During the second quarter of 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

In the third quarter of 2016, we paid $350.0 million upon maturity of our 7.125% senior unsecured notes. During the second quarter of 2016, we issued $350.0 million of 3.00% unsecured senior notes due 2021 and $250.0 million of 5.75% unsecured senior notes due 2042 and received total proceeds of $609.1 million.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2017 and 2016 was $307.2 million and $309.1 million, respectively, with a portion of the cash used related to the settlement of amounts due on shares purchased in the fourth quarters of 2016 and 2015, respectively. During the first nine months of 2017 and 2016, we paid dividends of $144.1 million and $136.2 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2016. During the first nine months of 2017, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2017:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1 - July 31, 2017	706,219	$47.82	706,219	$679,121,419
August 1 - August 31, 2017	1,004,519	49.04	1,004,519	629,863,498
September 1 - September 30, 2017	358,929	47.57	358,929	612,790,023
Total	2,069,667		2,069,667

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2017, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 25, 2018.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 26, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 26, 2017	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer

Date: October 26, 2017	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer