Form 10-K
period 2017-12-31
Unum Group
filed 2018-02-21
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $10.5 billion. As of February 20, 2018, there were 221,261,100 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

Cautionary Statement Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" to encourage companies to provide prospective information, as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Certain information contained in this Annual Report on Form 10-K (including certain statements in the business description in Item 1, Management's Discussion and Analysis in Item 7, and the consolidated financial statements and related notes in Item 8), or in any other written or oral statements made by us in communications with the financial community or contained in documents filed with the Securities and Exchange Commission, may be considered forward-looking statements within the meaning of the Act. Forward-looking statements are those not based on historical information, but rather relate to our outlook, future operations, strategies, financial results, or other developments. Forward-looking statements speak only as of the date made. We undertake no obligation to update these statements, even if made available on our website or otherwise. These statements may be made directly in this document or may be made part of this document by reference to other documents filed by us with the Securities and Exchange Commission, a practice which is known as "incorporation by reference." You can find many of these statements by looking for words such as "will," "may," "should," "could," "believes," "expects," "anticipates," "estimates," "plans," "assumes," "intends," "projects," "goals,” "objectives," or similar expressions in this document or in documents incorporated herein.

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•	Sustained periods of low interest rates.

•
Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality and morbidity rates, and policy benefit offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of our claims operational processes, and changes in governmental programs.

•	Unfavorable economic or business conditions, both domestic and foreign, that may result in decreases in sales, premiums, or persistency, as well as unfavorable claims activity.

•	Legislative, regulatory, or tax changes, both domestic and foreign, including the effect of potential legislation and increased regulation in the current political environment.

•
Investment results, including, but not limited to, changes in interest rates, defaults, changes in credit spreads, impairments, and the lack of appropriate investments in the market which can be acquired to match our liabilities.

•	A cyber attack or other security breach could result in the unauthorized acquisition of confidential data.

•	The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event.

•	Execution risk related to our technology needs.

•	Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.

•	Changes in our financial strength and credit ratings.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience in the broad array of our products that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Changes in accounting standards, practices, or policies.

•	Effectiveness of our risk management program.

•	Contingencies and the level and results of litigation.

•	Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.

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

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), Colonial Life & Accident Insurance Company, Starmount Life Insurance Company (Starmount Life), and in the United Kingdom, Unum Limited. We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We protect people when they need it most, and we believe the need for our products and services remains strong. We intend to continue protecting our solid margins and returns through our pricing and risk actions. We also continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market expansion, enhancing the customer experience, providing an innovative product portfolio of financial protection choices, and investing in new solutions to further improve productivity. Accordingly, we continue to identify ways to expand our product offerings, which we believe will allow us to strengthen our brand through both new and existing customer relationships. Although the low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum UK, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2017 is as follows:

Unum US	63.3%
Unum UK	6.0
Colonial Life	17.6
Closed Block	13.1
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, voluntary benefits, and dental and vision products. Unum US products are issued primarily by Unum America, Provident, and Starmount Life. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2017 is as follows:

Group Disability	43.9%
Group Life and Accidental Death & Dismemberment	29.7
Individual Disability	7.7
Voluntary Benefits	15.6
Dental and Vision	3.1
Total	100.0%

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

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. In some cases, coverage for large employers will include retrospective experience rating provisions or will be underwritten on an experience-rated basis. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience. We also offer fee-based administrative services only (ASO) products, where the responsibility for funding claim payments remains with the customer, and fee-based family medical leave products. In addition, effective January 1, 2018, coverage will begin on our medical stop-loss product, which is designed to protect self-insured employers if their employees' medical claims exceed certain thresholds.

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

Individual Disability

Individual disability products are offered primarily to multi-life employer groups to supplement their group disability plans and may be funded by the employer, but the policy is owned by the employee and is portable. Individual disability insurance provides the insured with a portion of earned income lost as a result of sickness or injury. The benefits, including the underlying group disability coverage, typically range from 30 percent to 75 percent of the insured's monthly earned income. We provide various options with respect to length of benefit periods, product features, and waiting periods before benefit payments begin, which permit tailoring of the multi-life plan to a specific employer's needs. We also market individual disability policies which include payments for the transfer of business ownership between partners and payments for business overhead expenses, also on a multi-life basis. Individual disability products do not provide for the accumulation of cash values.

Premium rates for individual disability products vary by age, product features, and occupation based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Our underwriting rules, issue limits, and plan designs reflect risk and the financial circumstances of prospective insureds. Individuals in multi-life groups may be subject to limited medical underwriting. The majority of our individual disability policies are written on a noncancelable basis. Under a noncancelable policy, as long as the insured continues to pay the fixed annual premium for the policy's duration, we cannot cancel the policy or change the premium.

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

The percentage of Unum UK segment premium income generated by each product line during 2017 is as follows:

Group Long-term Disability	66.3%
Group Life	20.1
Supplemental	13.6
Total	100.0%

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

The percentage of Colonial Life segment premium income generated by each product line during 2017 is as follows:

Accident, Sickness, and Disability	58.5%
Life	19.9
Cancer and Critical Illness	21.6
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans as well as accident-only plans providing benefits for injuries on a specified loss basis. It also includes accident, health, and dental plans covering hospital admissions, confinement, surgeries, and dental services on an indemnity basis. Beginning in 2018, Colonial Life will offer expanded dental products and will also begin to offer vision products similar to those products offered in our Unum US segment.

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Closed Block segment premium income for 2017 was comprised of approximately 42 percent individual disability and 58 percent group and individual long-term care.

Individual Disability

We began limiting sales of the types of individual disability policies reported in our Closed Block segment subsequent to the mid-1990s after substantial changes in product design were implemented to improve the overall risk profile of our offerings of individual disability products. We entirely discontinued issuing new policies in this closed block of business in 2004, other than through update features contractually allowable on existing policies. The majority of the policies were written on a noncancelable basis and were marketed on a single-life customer basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

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

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2017 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2017 was $1 million per covered life per policy. The retention amount remains at $1 million for 2018. For Unum Limited life insurance risk, during 2017 we had reinsurance agreements which provided 75 percent coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent coverage for lump sum benefits, as well as 100 percent coverage per covered life above that amount.  These agreements were maintained for the 2018 renewal.

We have reinsurance agreements on approximately 77 percent of our Closed Block individual disability business. As of December 31, 2017, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $4.9 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. line of covered business and up to £2 million of coverage for each U.K. covered line of business. For the 2018 renewal, the U.K. retention level was increased from £1 million to £2 million to reflect the underlying retentions after surplus reinsurance. We have the following coverage for 2018, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	90.0	60.0
Fourth	180.0	60.0
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2018, after a £75 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£15.0	20.0%
Second	6.8	22.5
Total Catastrophic Coverage	£21.8

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

We also cede 30 percent of the risk for certain blocks of recently issued Unum US individual disability policies, as well as some related claims development risk for a limited period of time. The agreement is on a non-proportional modified coinsurance basis with a provision for experience refunds.

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

The assumptions we use to calculate our reserves are intended to represent an estimate of experience for the period that policy benefits are payable. If actual experience is equal, or favorable, to our reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include claim incidence rates, claim resolution rates, mortality and morbidity rates, policy persistency, interest rates, premium rate increases, and any applicable policy benefit offsets, including those for social security and other government-based welfare benefits. We periodically review our experience and update our policy reserves for new issues and reserves for all claims incurred, as we believe appropriate.

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

Capital Requirements

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The Tax Cuts and Jobs Act, which is further discussed herein in "Federal Laws and Regulations" in this Item 1, will have an impact on certain calculations within NAIC RBC formulas that use after-tax factors to calculate required capital. The NAIC is currently deliberating on potential revisions to existing calculations to reflect the recent changes to the U.S. corporate tax rate and these revisions will not take effect until after 2017. The NAIC has also issued a proposal to implement a new and more granular RBC structure for fixed income asset capital charges. The proposed structure will expand the fixed income asset designations from six to 20 categories and will revise factor values. We do not anticipate that the new structure related to fixed income assets will be effective before 2019. We are continuing to monitor the NAIC's activities on both of these issues.

The NAIC continues to review the state-based solvency regulation framework to identify opportunities to respond to national and international insurance regulatory and solvency developments. The topics of its review include capital requirements, governance and risk management, statutory accounting and financial reporting, and reinsurance. This ongoing review will likely result in significant changes to U.S. insurance regulation and solvency standards, including those for our U.S. insurance subsidiaries. One of the outcomes of the NAIC's review was the adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act which, following enactment at the state level, requires insurers to provide, at least annually, a group-level perspective on the risks of the current and future business plans and the sufficiency of capital to support those risks. All states where our traditional U.S. insurance subsidiaries are domiciled have enacted ORSA requirements, and we file an ORSA summary report annually with the applicable insurance regulators.

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

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves. The effective date to begin a three-year implementation period was January 2017 and will apply only to new business. There will be no material impact on our statutory reserves.

The NAIC established a subgroup to study the insurance industry's use of captive reinsurers and special purpose vehicles to transfer insurance risk and is considering ways to promote uniformity in both the approval and supervision of such reinsurers. The NAIC continues to study this issue and most recently adopted a proposal to subject certain captive reinsurers and special purpose vehicles to the same capital requirements as traditional insurers. As the NAIC continues to examine the issue, we cannot predict the ultimate outcome of their work. Although we believe it to be unlikely, a potential outcome of the NAIC study is that companies could be prohibited from using captive reinsurers. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. Accordingly, we expect to continue our strategy of using captive reinsurers to manage risks and enhance capital efficiency while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere.  As of January 1, 2016, Solvency II, a European Union (EU) directive that prescribes new capital requirements and risk management standards that are the result of a fundamental review of the capital adequacy standards for the European insurance industry, replaced the previous capital requirements for Unum Limited.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum EEA Group received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  As a result, there was no material change to capital requirements or to solvency ratios for the Unum EEA Group. In June 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on the European Union and is due to leave the EU on March 29, 2019. Although there are currently no indications that capital requirements for our U.K. operations will change, it is too early to predict what, if any, impact this may have on existing capital requirements and risk management standards for our U.K. entities, but economic conditions may cause volatility in our solvency ratios.

The International Association of Insurance Supervisors (IAIS) is developing a Common Framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs) that contemplates group-wide supervision across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. We do not qualify as an IAIG under the current criteria for designating an IAIG. However, we monitor the activities of the IAIS for the potential that ComFrame could apply to us in the future. The IAIS expects to implement an Insurance Capital Standard in the form of confidential reporting to supervisory colleges by the end of 2019. At this time, we cannot predict what, if any, additional capital requirements, compliance costs, or other requirements this proposed standard might impose on us, if adopted.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies, including a requirement that the ultimate controlling person of a U.S. insurer submit to the lead state insurance regulator an annual enterprise risk report, which identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model act and regulation are effective only in Louisiana and Maine.

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

Dodd-Frank also established the Federal Insurance Office (FIO) within the Department of the Treasury, with powers over most lines of insurance, and the Financial Stability Oversight Council (FSOC). The FIO is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. Although the FIO is prohibited from directly regulating the business of insurance, the FIO may also recommend enhanced regulations to state regulatory authorities or recommend to the FSOC that it designate an insurer as a "systemically important financial institution" (SIFI). An insurer designated as a SIFI could be subject to Federal Reserve supervision and heightened regulatory standards. We have not been designated as a SIFI, and at this time we believe it is unlikely that we would be designated as such. We continue to monitor the political, legislative and regulatory environment, where possible amendments to various provisions of Dodd-Frank are under discussion.

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

We are subject to federal income, employment, excise and other taxes related to both our U.S. and our foreign operations.  On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The key provisions of the TCJA relevant to us are as follows:

•	Establishes a corporate income tax rate of 21 percent;

•
Creates a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100 percent exemption for the foreign source portion of dividends from certain foreign subsidiaries;

•	Subjects undistributed and previously untaxed foreign earnings and profits to a one-time transition tax also referred to as a deemed repatriation toll charge;

•	Creates a U.S. shareholder tax on certain foreign subsidiary income above a routine equity return on tangible depreciable business assets (Global Intangible Low-taxed Income);

•	Decreases tax-deductible life and property and casualty insurance reserves;

•	Increases the amount and amortization period of acquisition costs capitalized for tax purposes;

•
Reduces the maximum deduction for net operating loss (NOL) carryforwards arising in companies other than non-life insurance companies in tax years beginning after 2017 to a percentage of the taxpayer's taxable income. It also allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and repeals carrybacks. NOL provisions for non-life insurance companies remain unchanged from current law;

•	Allows businesses to immediately write off the cost of new investments in certain qualified depreciable assets made after September 27, 2017 subject to phase downs starting in 2023;

•
Eliminates or reduces certain deductions (including deductions for certain compensation arrangements, certain payments made to governments for violations of law and certain legal settlements), exclusions and credits and adds other provisions that broaden the tax base; and

•	Creates a new base erosion anti-abuse tax (BEAT) that subjects certain payments made by a U.S. company to a related foreign company to additional taxes.

See "Executive Summary" and "Liquidity and Capital Resources" contained herein in Item 7 and Notes 7 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the impact to our financial position and results of operations as a result of these changes.

Federal tax laws and regulations are subject to change, and any such change could materially impact our federal taxes and reduce profitability as well as capital levels in our insurance subsidiaries.  We continually monitor federal tax legislative and regulatory developments to understand their potential impact on our profitability.

For further discussion of regulation, refer to "Risk Factors" contained herein in Item 1A.

Geographic Areas

Adjusted operating revenue, which excludes net realized investment gains and losses, for our Unum UK segment was approximately 6 percent of our consolidated adjusted operating revenue in 2017 and 2016 and 7 percent for 2015. As of December 31, 2017, total assets and total liabilities for our Unum UK segment each equaled approximately 5 percent of consolidated assets and liabilities. Fluctuations in the U.S. dollar relative to the local currency of our Unum UK segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum UK's operating results.

Employees

At December 31, 2017, we had approximately 9,400 full-time employees.

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

Name	Age	Position
Richard P. McKenney	49	President and Chief Executive Officer and a Director
Timothy G. Arnold	55	Executive Vice President, President and Chief Executive Officer, Colonial Life
Breege A. Farrell	58	Executive Vice President, Chief Investment Officer
Lisa G. Iglesias	52	Executive Vice President, General Counsel
Christopher J. Jerome	56	Executive Vice President, Global Services
John F. McGarry	60	Executive Vice President and Chief Financial Officer
Peter G. O'Donnell	51	President and Chief Executive Officer, Unum UK
Michael Q. Simonds	44	Executive Vice President, President and Chief Executive Officer, Unum US

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

Mr. Jerome was named Executive Vice President, Global Services in July 2013, after having served as Senior Vice President, Global Services from January 2012. He previously served as Senior Vice President, Risk Operations from July 2010, as Senior Vice President, Underwriting & Service Operations, Unum US from May 2010, and as Senior Vice President, Group Underwriting Operations from August 2006. Mr. Jerome originally joined a Unum Group predecessor company in 1983. Mr. Jerome has announced his intention to retire from the Company in March 2018.

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

ITEM 1A. RISK FACTORS

We face a wide range of risks, and our continued success depends on our ability to identify and appropriately manage our risk exposures. Discussed below are factors that may adversely affect our business, results of operations, or financial condition. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company, including those in this document or made by us elsewhere, such as in earnings release investor calls, investor conference presentations, or press releases. See "Cautionary Statement Regarding Forward-Looking Statements" contained herein on page 1.

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

Changes in tax laws and other regulations or interpretations of such laws or regulations could unfavorably impact our corporate taxes. In addition, changes in tax laws could make some of our products less attractive to consumers. Although we expect tax reform to be beneficial to our earnings and long-term cash generation, we may experience some further pressure on our RBC ratios as a result of expected NAIC revisions to the RBC calculations to consider the lower U.S. statutory income tax rate. We expect our insurance subsidiaries to generate stronger statutory earnings. The level of excess capital generation is dependent on the timing and magnitude of these NAIC changes and the extent to which and how quickly the rating agencies will expect the industry to rebuild its RBC ratio levels.

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on the European Union and is due to leave the EU on March 29, 2019. We may see some continued dampening of growth in the U.K. due to the current disruption and uncertainty in the U.K. economy. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be unfavorably impacted by the weakening of the British pound sterling relative to preceding periods.

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

We compete based in part on the financial strength ratings provided by rating agencies. A downgrade of our financial strength ratings may adversely affect us and could potentially, among other things, adversely affect our relationships with distributors of our products and services and retention of our sales force, negatively impact persistency and new sales, and generally adversely affect our ability to compete. A downgrade in the issuer credit rating assigned to Unum Group can be expected to adversely affect our cost of capital and our ability to raise additional capital. If we are downgraded significantly, ratings triggers in our derivatives financial instrument contracts may result in our counterparties enforcing their option to terminate the derivative contracts. Such an event may have a material adverse effect on our financial condition or our ability to hedge our risks. It is unclear how rating agencies will view the impact to RBC as a result of the TCJA and there is a potential that rating agencies may require additional capital for tax reform RBC impacts in order to maintain credit ratings.

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

Unum Group depends on the ability of its subsidiaries to transfer funds to it so that it can meet its obligations and pay dividends. Our ability to transfer funds to Unum Group may be impaired by adverse financial results or a change in capital requirements. Accordingly, internal sources of capital and liquidity may not always be sufficient. If we need to seek external capital, adverse market conditions may affect our access to capital or our cost of capital.

Unum Group is a holding company for insurance and other subsidiaries and has no significant operations of its own. Our insurance subsidiaries are subject to insurance laws and regulatory limitations on the payment of dividends and on other transfers of funds or other assets to affiliates, including to Unum Group. The level of earnings and capital in our subsidiaries, as well as business conditions and rating agency considerations, could impact our insurance and other subsidiaries' ability to pay dividends or to make other transfers of funds to Unum Group, which could impair our ability to pay dividends to Unum Group's common stockholders, meet our debt and other payment obligations, and/or repurchase shares of Unum Group's common stock. The use of funds held by Unum Group as consideration in any acquisition could affect our capital plan and render those funds unavailable for other corporate purposes.

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

See "Regulation" contained herein in Item 1,"Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 8 and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2017, we owned approximately 2.3 million square feet of office space, comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2017, we leased approximately 0.2 million square feet of office space in Worcester, Massachusetts and approximately 0.6 million square feet in various other locations throughout the United States, the United Kingdom, and Ireland. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly market prices and dividends declared and paid per share of common stock are as follows:

	Market Price
	High	Low	Dividend
2017
4th Quarter	$57.55	$50.94	$0.230
3rd Quarter	51.50	46.08	0.230
2nd Quarter	47.96	43.55	0.200
1st Quarter	50.27	43.58	0.200

2016
4th Quarter	$45.01	$34.83	$0.200
3rd Quarter	35.94	29.79	0.200
2nd Quarter	37.18	29.86	0.185
1st Quarter	32.83	23.99	0.185

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

As of February 20, 2018, there were 9,650 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2017:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2017	122,000	$52.35	122,000	$606,403,799
November 1 - November 30, 2017	892,477	52.95	892,477	559,145,936
December 1 - December 31, 2017	836,614	55.41	836,614	512,790,121
Total	1,851,091		1,851,091

(1) The average price paid per share excludes the cost of commissions.

(2) In May 2017, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 25, 2018.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2017	2016	2015	2014	2013
Income Statement Data

Revenue
Premium Income	$8,597.1	$8,357.7	$8,082.4	$7,797.2	$7,624.7
Net Investment Income	2,451.7	2,459.0	2,481.2	2,492.2	2,506.9
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)	16.1	6.8
Other Income	197.7	205.6	211.5	219.0	230.2
Total Revenue	11,286.8	11,046.5	10,731.3	10,524.5	10,368.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits (1)	7,055.7	6,941.8	6,782.8	7,310.8	6,595.7
Commissions	1,060.8	1,026.7	996.3	935.3	909.5
Interest and Debt Expense	159.9	166.0	152.8	167.5	149.4
Other Expenses (2)	1,606.4	1,564.3	1,561.1	1,568.9	1,494.0
Total Benefits and Expenses	9,882.8	9,698.8	9,493.0	9,982.5	9,148.6

Income Before Income Tax	1,404.0	1,347.7	1,238.3	542.0	1,220.0
Income Tax	409.8	416.3	371.2	139.9	373.0

Net Income	$994.2	$931.4	$867.1	$402.1	$847.0

Balance Sheet Data

Assets	$64,013.1	$61,941.5	$60,563.6	$62,422.5	$59,345.6

Long-term Debt	$2,738.4	$2,999.4	$2,449.4	$2,601.6	$2,583.5

Accumulated Other Comprehensive Income (Loss)	$127.5	$(51.0)	$16.1	$166.4	$255.0
Other Stockholders' Equity	9,447.4	9,019.0	8,647.8	8,355.5	8,384.9
Total Stockholders' Equity	$9,574.9	$8,968.0	$8,663.9	$8,521.9	$8,639.9

Per Share Data

Net Income
Basic	$4.39	$3.96	$3.51	$1.57	$3.20
Assuming Dilution	$4.37	$3.95	$3.50	$1.57	$3.19

Stockholders' Equity	$43.02	$39.02	$35.96	$33.78	$33.23

Cash Dividends	$0.86	$0.77	$0.70	$0.62	$0.55

Weighted Average Common Shares Outstanding
Basic (000s)	226,492.4	235,445.7	246,986.7	255,525.9	264,725.8
Assuming Dilution (000s)	227,335.2	235,979.2	247,854.7	256,652.8	265,949.2

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

Executive Summary

2017 Operating Performance and Capital Management

For 2017, we reported net income of $994.2 million, or $4.37 per diluted common share, compared to net income of $931.4 million, or $3.95 per diluted common share, in 2016. Included in the results for 2017 and 2016 are net realized investment gains and losses. Also included in the 2017 results are a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share, a 2017 reserve increase related to unclaimed death benefits of $39.0 million before tax and $25.4 million after tax, or $0.11 per diluted common share, and a net tax benefit related to U.S. tax reform of $31.5 million, or $0.14 per diluted common share. Excluding these items, after-tax adjusted operating income for 2017 was $976.2 million, or $4.29 per diluted common share, compared to $915.6 million, or $3.88 per diluted common share, in 2016. See "Unclaimed Death Benefits Reserve Increase," "U.S. Tax Reform," "Reconciliation of Non-GAAP and Other Financial Measures," and "Consolidated Operating Results" contained herein in this Item 7 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income, including the 2017 unclaimed death benefits reserve increase, of 7.5 percent in 2017 compared to 2016. Excluding the reserve increase, adjusted operating income increased 10.4 percent with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment for 2017 was 67.8 percent, or 67.4 percent excluding the unclaimed death benefit reserve increase, compared to 69.2 percent in 2016. Unum US sales increased 19.6 percent in 2017 compared to 2016, aided by our addition of the dental and vision product offering in the third quarter of 2016. Persistency declined relative to the prior year but remains within our expectations.

Our Unum UK segment reported a decrease in adjusted operating income, as measured in Unum UK's local currency, of 8.6 percent in 2017 compared to 2016, due to less favorable benefits experience, partially offset by increases in premium income and net investment income. Premium income in local currency increased 1.9 percent in 2017 relative to 2016. The benefit ratio for Unum UK was 74.4 percent in 2017 compared to 69.4 percent in 2016. Unum UK sales in local currency increased 6.5 percent in 2017 compared to 2016. Persistency was generally stable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported a decrease in adjusted operating income, including the 2017 unclaimed death benefits reserve increase, of 0.5 percent in 2017 compared to 2016. Excluding the reserve increase, adjusted operating income increased 3.4 percent due to growth in premium income, partially offset by slightly less favorable benefits experience. The 2017 benefit ratio for Colonial Life was 52.2 percent, or 51.4 percent excluding the unclaimed death benefit reserve increase, compared to 51.3 percent in 2016. Colonial Life sales increased 7.5 percent in 2017 compared to 2016. Persistency was generally stable in 2017 compared to 2016 and is consistent with our expectations.

Our Closed Block segment reported a decrease in adjusted operating income of 4.3 percent in 2017 compared to 2016, due primarily to an expected decline in premium income and declining investment yields. Benefits experience for individual disability remains within our range of expectations. Benefits experience in our long-term care line of business resulted in an interest adjusted loss ratio that was consistent with the prior year, but was slightly higher than our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $5.7 billion at December 31, 2017, compared to $4.7 billion at December 31, 2016, with the increase due to a decline in U.S. Treasury rates and credit spreads during 2017. The earned book yield on our investment portfolio was 5.23 percent for 2017 compared to a yield of 5.30 percent for 2016.

We believe our capital and financial positions are strong. At December 31, 2017, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 390 percent, lower relative to the prior year, due primarily to the impacts of U.S. tax reform which reduced the admitted deferred tax assets in our insurance subsidiaries. The reduction in the admitted deferred tax assets is a result of the reduced U.S. statutory tax rate as well as the elimination of net operating loss carryback provisions for life insurance companies. During 2017, we repurchased 8.2 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $400 million. Our weighted average common shares outstanding, assuming dilution, equaled 227.3 million for 2017 compared to 236.0 million for 2016, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of December 31, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $864 million.

Unclaimed Death Benefits (UDB) Reserve Increase

Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimated would be paid under this initiative, and as such, established additional reserves for payment of these benefits.

Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states.  In the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. Claim reserves were increased $18.5 million for Unum US group life, $8.1 million for Unum US voluntary life, and $12.4 million for Colonial Life voluntary life, for a total reserve increase of $39.0 million before tax and $25.4 million after tax.

U.S. Tax Reform

On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The TCJA, among other things, included a reduction to the U.S. corporate statutory tax rate from 35 percent to 21 percent and a tax on undistributed and previously untaxed foreign earnings and profits at reduced rates. As a result of these changes, we recognized a tax benefit of $97.9 million in 2017 related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the tax on undistributed and previously untaxed foreign earnings and profits. See "Regulation" contained herein in Item 1 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union and is due to leave the EU on March 29, 2019. We may see some continued dampening of growth in the U.K. as well as claims volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum UK Segment" this Item 7.

2016 and 2015 Acquisitions of Business

In August 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount), for a total cash purchase price of $140.3 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount broadens our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products will be introduced in 2018 and will be reported in our Colonial Life segment. This acquisition, the results of which are included in our consolidated financial statements for the period subsequent to the date of acquisition, did not have a material impact on revenue, operating results, or sales for 2016.

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

Definitive Purchase Agreement

In January of 2018, we entered into a definitive agreement to acquire Pramerica Zycie TUiR SA ("Pramerica"), a financial protection benefits provider in Poland. The acquisition of Pramerica will expand our European presence, which we believe to be an attractive market for financial protection benefits. The transaction, which we anticipate will close by the end of 2018 subject to customary approvals and closing conditions, is not expected to materially impact our results of operations or financial position for 2018 or alter our share repurchase and common stock dividend strategy.

Consolidated Company Outlook for 2018

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

Our outlook for 2018 is for continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

The low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products. Accordingly, we will continue to gradually increase our allocation to alternative assets, particularly in our long-term care line of business, while still adhering to our disciplined risk management strategy. This increase in allocation may cause an increase in volatility in our net investment income. Our reported consolidated financial results may also continue to be unfavorably impacted by political and economic uncertainty in the U.K., specifically lower interest rates, wage inflation and employer spending, and claims volatility due to the U.K. Referendum. As a result of tax reform, we expect our effective tax rate for 2018 to be in the range of 19 percent to 20 percent. Although we expect tax reform to be beneficial to our earnings and long-term cash generation, we may experience some further pressure on our RBC ratios as a result of expected NAIC revisions to the RBC calculations to consider the lower U.S. statutory income tax rate. We expect our insurance subsidiaries to generate stronger statutory earnings. The level of excess capital generation is dependent on the timing and magnitude of these NAIC changes and the extent to which and how quickly the rating agencies will expect the industry to rebuild its RBC ratio levels.

We continue to analyze and employ strategies that we believe will help us navigate the current environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders and exploring merger and acquisition opportunities to enhance our business lines. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Further discussion is included in "Reconciliation of Non-GAAP Financial Measures," "Consolidated Operating Results," "Segment Results," "Investments," and "Liquidity and Capital Resources" contained herein in this Item 7 and in the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

Effective December 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures, we changed the naming convention for our non-GAAP financial measures from “operating” to “adjusted operating” measures, which includes a change from "after-tax operating income" to "after-tax adjusted operating income." The definition of this label remains unchanged. In addition, although they are in accordance with GAAP guidance for segment reporting, we have also changed the naming convention for our "operating revenue" to "adjusted operating revenue" and our "operating income" to "adjusted operating income." The definition of these labels also remains unchanged.

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

We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now included in "after-tax adjusted operating income" and "adjusted operating income" in the following charts. Amounts for periods prior to January 1, 2017 have been adjusted to conform to current year reporting.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See Notes 6, 7, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the impacts of the TCJA, the unclaimed death benefit reserve increase, and the loss from a guaranty fund assessment, respectively.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2017		2016		2015
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$994.2	$4.37	$931.4	$3.95	$867.1	$3.50
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $15.0; $8.4; $(17.7))	25.3	0.11	15.8	0.07	(26.1)	(0.11)
Loss from Guaranty Fund Assessment (net of tax benefit of $7.2; $-; $-)	(13.4)	(0.06)	—	—	—	—
Unclaimed Death Benefits Reserve Increase (net of tax benefit of $13.6; $-; $-)	(25.4)	(0.11)	—	—	—	—
Net Tax Benefit from Impacts of TCJA	31.5	0.14	—	—	—	—
After-tax Adjusted Operating Income	$976.2	$4.29	$915.6	$3.88	$893.2	$3.61

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Total Revenue	$11,286.8	$11,046.5	$10,731.3
Excluding:
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)
Adjusted Operating Revenue	$11,246.5	$11,022.3	$10,775.1

Income Before Income Tax	$1,404.0	$1,347.7	$1,238.3
Excluding:
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)
Loss from Guaranty Fund Assessment	(20.6)	—	—
Unclaimed Death Benefits Reserve Increase	(39.0)	—	—
Adjusted Operating Income	$1,423.3	$1,323.5	$1,282.1

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $42.1 billion and $41.5 billion at December 31, 2017 and 2016, respectively, or approximately 77.4 percent and 78.3 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $7.2 billion and $7.1 billion at December 31, 2017 and 2016, respectively, and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

Policy reserves for certain other products, excluding individual disability and individual and group long-term care, which are no longer actively marketed and are reported in our Closed Block segment represent $5.9 billion on a gross basis. We have ceded $5.1 billion of reserves related to the other products, which are primarily comprised of policy reserves, to reinsurers. The ceded reserve balance is reported in our consolidated balance sheets as a reinsurance recoverable. We continue to service a block of group pension products, which we have not ceded, and the policy reserves for these products are based on expected mortality rates and retirement rates. Expected future payments are discounted at interest rates reflecting the anticipated investment returns for the assets supporting the liabilities.

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

(in millions of dollars)	December 31, 2017
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,047.0	$624.2	28.7%	$6,671.2	$73.8	$6,597.4
Group Life and Accidental Death & Dismemberment	54.9	0.3	735.5	208.0	4.1	998.4	5.2	993.2
Individual Disability	533.4	2.8	1,318.0	137.6	6.3	1,989.0	207.5	1,781.5
Voluntary Benefits	1,566.7	8.3	46.7	61.0	0.5	1,674.4	27.3	1,647.1
Dental and Vision	—	—	0.7	11.3	0.1	12.0	0.3	11.7
Unum US Segment	2,155.0	11.4	8,147.9	1,042.1	39.7	11,345.0	314.1	11,030.9

Unum UK Segment	18.1	0.1	1,918.3	108.3	8.7	2,044.7	87.0	1,957.7

Colonial Life Segment	1,989.4	10.5	288.3	137.2	1.8	2,414.9	8.5	2,406.4

Individual Disability	418.5	2.2	9,407.4	219.1	41.5	10,045.0	1,619.8	8,425.2
Long-term Care	8,414.3	44.5	1,494.8	150.9	7.1	10,060.0	40.3	10,019.7
Other	5,894.8	31.3	187.3	120.4	1.2	6,202.5	5,090.6	1,111.9
Closed Block Segment	14,727.6	78.0	11,089.5	490.4	49.8	26,307.5	6,750.7	19,556.8

Subtotal	$18,890.1	100.0%	$21,444.0	$1,778.0	100.0%	42,112.1	7,160.3	34,951.8

Adjustment Related to Unrealized Investment Gains and Losses						5,094.7	375.8	4,718.9

Consolidated						$47,206.8	$7,536.1	$39,670.7

	December 31, 2016
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,201.0	$608.6	29.3%	$6,809.6	$74.3	$6,735.3
Group Life and Accidental Death & Dismemberment	65.4	0.3	704.8	192.6	3.9	962.8	4.1	958.7
Individual Disability	544.6	3.0	1,298.5	130.6	6.1	1,973.7	201.0	1,772.7
Voluntary Benefits	1,492.7	8.2	45.5	50.6	0.4	1,588.8	27.7	1,561.1
Dental and Vision	—	—	3.9	8.1	0.1	12.0	0.2	11.8
Unum US Segment	2,102.7	11.5	8,253.7	990.5	39.8	11,346.9	307.3	11,039.6

Unum UK Segment	18.2	0.1	1,714.2	113.3	7.9	1,845.7	81.8	1,763.9

Colonial Life Segment	1,871.0	10.3	277.8	132.0	1.8	2,280.8	7.9	2,272.9

Individual Disability	513.6	2.8	9,696.4	251.6	42.8	10,461.6	1,601.2	8,860.4
Long-term Care	7,898.4	43.3	1,360.4	136.6	6.4	9,395.4	41.8	9,353.6
Other	5,848.3	32.0	189.8	132.1	1.3	6,170.2	5,030.6	1,139.6
Closed Block Segment	14,260.3	78.1	11,246.6	520.3	50.5	26,027.2	6,673.6	19,353.6

Subtotal	$18,252.2	100.0%	$21,492.3	$1,756.1	100.0%	41,500.6	7,070.6	34,430.0

Adjustment Related to Unrealized Investment Gains and Losses						4,253.2	321.3	3,931.9

Consolidated						$45,753.8	$7,391.9	$38,361.9

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

Claim incidence rates for Unum US group long-term disability were lower during 2017 compared to the prior year. Claim incidence rates for our Closed Block long-term care line of business continue to be generally consistent with the revised assumptions we established during our 2014 reserve review and assumption update.

Long-term interest rates decreased in 2017 while short-term interest rates increased. The long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount our reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group long-term disability product line and in our Closed Block individual disability product line have over the last several years exhibited some variability. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2016 and 2017 have varied between -15 and +17 percent in our Closed Block individual disability line of business. Actual quarterly rates during 2016 and 2017 have varied by -8 and +5 percent in our Unum US group long-term disability line of business, which, along with the Closed Block individual disability line, represents the majority of our claim reserves. During 2017, claim resolution rates pertaining to life and overall mortality experience were relatively consistent with the levels of 2016 and 2015. On an annual basis for the years 2015 to 2017, our overall claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions.

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

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2017 claim reserve balance (in millions of dollars)
Unum US group long-term disability	3.3%	$210
Closed Block individual disability	2.6%	$237

In addition, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established as of December 31, 2014, the date of loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates. For example, a 25 basis point change in the assumed discount rate over the lifetime of our long-term care business would impact reserves within an approximate range of $450 million to $500 million, assuming all other factors held constant.

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

Deferred Acquisition Costs (DAC)

We defer incremental direct costs associated with the successful acquisition of new or renewal insurance contracts and amortize these costs over the life of the related policies. Deferred costs include certain commissions, other agency compensation, selection and policy issue expenses, and field expenses. Acquisition costs that do not vary with the production of new business, such as commissions on group products which are generally level throughout the life of the policy, are excluded from deferral.

Approximately 88.9 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2017, our key assumptions used to develop the future amortization of acquisition costs deferred during 2017 did not change materially from those used in 2016.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2017 and 2016.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2017	2016
					(in millions of dollars)
Unum US
Group Disability	6	27%	0%	0%	$96.8	$89.8
Group Life and Accidental Death & Dismemberment	6	29%	0%	0%	77.7	73.4
Supplemental and Voluntary:
Individual Disability	20	71%	46%	22%	431.3	432.4
Voluntary Benefits	20	53%	20%	6%	596.2	580.0
Dental and Vision	4	28%	0%	0%	3.4	0.9

Unum UK
Group Long-term Disability	3	0%	0%	0%	3.2	3.6
Group Life	3	0%	0%	0%	1.3	1.3
Supplemental	20	56%	12%	2%	16.8	16.5

Colonial Life
Accident, Sickness, and Disability	15	44%	11%	1%	494.0	451.8
Life	25	67%	29%	13%	252.5	243.1
Cancer and Critical Illness	19	57%	24%	10%	211.4	201.4

Totals					$2,184.6	$2,094.2

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

As of December 31, 2017, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk-free interest rates of 2.21 percent for five-year maturities to 2.74 percent for 30-year maturities were derived from the December 31, 2017 yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 1.93 percent for five-year maturities to 3.07 percent for 30-year maturities used at December 31, 2016.

•
Baa corporate bond spread adjustments ranging from 0.83 percent to 1.97 percent were added to the risk-free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 1.20 percent to 2.32 percent at December 31, 2016. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2017, approximately 9.2 percent of our fixed maturity securities were categorized as Level 1, 87.8 percent as Level 2, and 3.0 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

•
Long-term rate of return - This assumption is selected from a range of probable return outcomes from an analysis of the asset portfolio. The market-related value as it relates to our estimate of long-term rate of return equals the fair value of plan assets, determined as of the measurement date. The return on plan assets recognizes all asset gains and losses, including changes in fair value, through the measurement date. Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The expected return for the total portfolio is calculated based on the plan's current asset holdings. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments. A lower long-term rate of return on plan assets increases our net periodic benefit cost.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2018	2017	2018	2017	2018	2017
Discount Rate	3.80%	4.40%	2.50%	2.70%	3.70%	4.20%
Expected Long-term Rate of Return on Plan Assets	6.75%	7.25%	3.90%	3.90%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2017
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(3.1)	$(190.9)	$128.2
Discount Rate	- 50 bp	2.4	214.7	(144.2)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(8.4)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	8.4	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2017, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $128.5 million, or 8.8 percent due to a favorable return on assets of approximately 13.7 percent, partially offset by the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan increased £2.6 million, or 1.4 percent, due to a favorable return on assets of approximately 4.9 percent, partially offset by the payment of benefits and expenses. Although our rate of return on plan assets for 2017 exceeded our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2017, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $779.0 million and an unrecognized prior service credit of $2.8 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $792.7 million at December 31, 2017, will be amortized over the average remaining life expectancy of the plan, which is approximately 25 years for the U.S. plan and 32 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $13.7 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at four years, to the extent the loss is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2017, $532.6 million of the actuarial loss was outside of the corridor for the U.S. plans and £15.5 million was outside of the corridor for the U.K. plan. At December 31, 2017, none of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $19.6 million, $15.8 million, and $11.6 million in 2017, 2016, and 2015, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,582.6 million at December 31, 2017, compared to $1,454.1 million at December 31, 2016. The plan was in an underfunded position of $348.8 million and $312.1 million at December 31, 2017 and December 31, 2016, respectively. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £187.6 million at December 31, 2017, compared to £185.1 million at December 31, 2016. The U.K. pension plan was in an overfunded position of £7.2 million and £4.3 million at December 31, 2017 and 2016, respectively.

The fair value of plan assets in our OPEB plan was $10.5 million and $10.8 million at December 31, 2017 and 2016, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

Changes in tax laws, tax regulations, or interpretations of such laws or regulations, could have an impact on our provision for income tax and our effective tax rate, which could significantly affect the amounts reported in our financial statements. The TCJA did not significantly change our process for evaluating the above items.

In connection with the TCJA, we recognized a tax benefit of $97.9 million in 2017 related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the tax on undistributed and previously untaxed foreign earnings and profits. Although we believe these amounts represent a reasonable estimate of the impacts of the TCJA, they should be considered provisional. As we finalize our analysis of these impacts, further adjustments may be required and would be reported as a component of income tax expense during the reporting period in which such adjustments are determined.

See "Regulation" contained herein in Item 1. See Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Revenue
Premium Income	$8,597.1	2.9%	$8,357.7	3.4%	$8,082.4
Net Investment Income	2,451.7	(0.3)	2,459.0	(0.9)	2,481.2
Net Realized Investment Gain (Loss)	40.3	66.5	24.2	155.3	(43.8)
Other Income	197.7	(3.8)	205.6	(2.8)	211.5
Total Revenue	11,286.8	2.2	11,046.5	2.9	10,731.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,055.7	1.6	6,941.8	2.3	6,782.8
Commissions	1,060.8	3.3	1,026.7	3.1	996.3
Interest and Debt Expense	159.9	(3.7)	166.0	8.6	152.8
Deferral of Acquisition Costs	(628.0)	6.0	(592.4)	4.0	(569.7)
Amortization of Deferred Acquisition Costs	527.1	6.9	493.0	2.2	482.3
Compensation Expense	844.4	1.5	832.1	(0.4)	835.1
Other Expenses	862.9	3.8	831.6	2.2	813.4
Total Benefits and Expenses	9,882.8	1.9	9,698.8	2.2	9,493.0

Income Before Income Tax	1,404.0	4.2	1,347.7	8.8	1,238.3
Income Tax	409.8	(1.6)	416.3	12.1	371.2

Net Income	$994.2	6.7	$931.4	7.4	$867.1

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

Our weighted average pound/dollar exchange rate was 1.290, 1.357, and 1.528 for years ended 2017, 2016, and 2015, respectively. If the 2016 and 2015 results for our U.K. operations had been translated at the lower exchange rate of 2017, our adjusted operating revenue by segment in 2016 and 2015 would have been lower by approximately $32 million and $109 million, respectively, and our adjusted operating income in 2016 and 2015 would have been lower by approximately $6 million and $22 million, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We continued to report year-over-year premium growth in 2017 and 2016 in each of our principal operating business segments, as measured in local currency, due to sales growth and the addition of the dental and vision product offerings, partially offset by lower persistency in certain of our product lines. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased slightly in 2017 relative to 2016 due primarily to a decrease in yield on invested assets and the unfavorable impact of the lower foreign currency exchange rate on translated financial results, mostly offset by an increase in the level of invested assets, higher income from inflation index-linked bonds in our Unum UK segment, and higher miscellaneous income. Net investment income declined slightly in 2016 relative to 2015 due primarily to a decrease in yield on invested assets and the unfavorable impact of the lower foreign currency exchange rate on translated financial results for 2016, partially offset by higher levels of invested assets.

We recognized $8.1 million of other-than-temporary impairment losses on fixed maturity securities in 2017 compared to losses of $30.5 million and $32.4 million in 2016 and 2015, respectively. We recognized hedge gains of $35.9 million during 2015 associated with the maturity of debt issued by one of our U.K. subsidiaries. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $30.8 million, $40.9 million, and $(37.7) million in 2017, 2016, and 2015, respectively. See Notes 4 and 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.
Overall benefits experience was favorable in 2017 relative to the prior periods, with a consolidated benefit ratio of 82.1 percent in 2017 compared to 83.1 percent in 2016 and 83.9 percent in 2015. Excluding the 2017 unclaimed death benefits reserve increase, the benefit ratio for 2017 was 81.6 percent. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

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

Interest and debt expense was lower in 2017 relative to 2016 due primarily to a lower level of outstanding debt offset partially by a higher overall rate of interest. Interest and debt expense was higher in 2016 relative to 2015 due primarily to higher levels of outstanding debt during 2016. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other expenses and compensation expense, on a combined basis, increased in each of the years presented above. The increase for 2017 was due primarily to a loss incurred from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent in the first quarter of 2017. Excluding the loss from a guaranty fund assessment, the year-over-year premium growth rates more than offset the growth rates in compensation and other expenses as we continue our focus on expense management and operating efficiencies, resulting in a decline in the other expense ratios relative to the prior years.

Our effective income tax rate for 2017 was 29.2 percent, compared to 30.9 percent in 2016 and 30.0 percent in 2015.  Our effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate. The TCJA was enacted in December 2017 which stipulates a reduction of the U.S. statutory rate from 35 percent to 21 percent effective in 2018.  Our effective tax rate for 2017 was favorably impacted by the enactment of the TCJA, which reduced the net deferred tax liability related to our U.S. operations by $97.9 million in 2017 partially offset by a tax of $66.4 million on undistributed and previously untaxed foreign earnings and profits.  In addition, our effective tax rates for 2016 and 2015 were favorably impacted by the enactment of income tax rate reductions by the U.K government. These enactments reduced the net deferred tax liability related to our U.K. operations by $4.5 million in 2016 and $6.5 million in 2015.  Our 2015 income tax also includes a reduction in federal income taxes of $6.8 million related to our resolution with the Internal Revenue Service of certain outstanding issues.  See Note 7 in the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

In describing our results, we may at times note certain items and exclude the impact on financial ratios and metrics to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur. We also measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and certain other items. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  See "Reconciliation of Non-GAAP Financial Measures" contained herein in this Item 7. See also "Segment Results" contained herein in this Item 7 for further discussion of operating and sales results for each of our segments and major product lines.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Unum US	$1,129.0	19.6%	$943.8	0.4%	$939.6

Unum UK	£66.8	6.5%	£62.7	13.8%	£55.1

Colonial Life	$519.7	7.5%	$483.6	10.3%	$438.5

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income	$5,443.5	3.9%	$5,240.9	5.7%	$4,960.0
Net Investment Income	811.2	(2.1)	828.7	(4.2)	865.3
Other Income	113.2	(0.1)	113.3	(4.9)	119.2
Total	6,367.9	3.0	6,182.9	4.0	5,944.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,693.4	1.9	3,624.3	4.2	3,476.7
Commissions	590.8	1.8	580.4	3.2	562.2
Deferral of Acquisition Costs	(325.5)	3.6	(314.1)	2.2	(307.3)
Amortization of Deferred Acquisition Costs	293.6	6.7	275.2	1.1	272.3
Other Expenses	1,132.7	2.7	1,102.9	1.1	1,090.6
Total	5,385.0	2.2	5,268.7	3.4	5,094.5

Income Before Income Tax and Net Realized Investment Gains and Losses	982.9	7.5	914.2	7.6	850.0
UDB Reserve Increase	26.6	N.M.	—	—	—
Adjusted Operating Income	$1,009.5	10.4	$914.2	7.6	$850.0

Operating Ratios (% of Premium Income):
Benefit Ratio	67.8%		69.2%		70.1%
Benefit Ratio Excluding UDB Reserve Increase	67.4%
Other Expense Ratio	20.8%		21.0%		22.0%
Income Ratio	18.1%		17.4%		17.1%
Adjusted Operating Income Ratio	18.5%

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,749.6	1.3%	$1,726.6	5.0%	$1,644.7
Group Short-term Disability	639.8	2.2	626.1	3.1	607.4
Total Premium Income	2,389.4	1.6	2,352.7	4.5	2,252.1
Net Investment Income	460.5	(4.0)	479.5	(3.4)	496.5
Other Income	98.3	7.9	91.1	(1.9)	92.9
Total	2,948.2	0.9	2,923.3	2.9	2,841.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,828.5	(1.9)	1,863.8	1.6	1,834.0
Commissions	181.9	2.1	178.2	3.5	172.2
Deferral of Acquisition Costs	(46.9)	1.1	(46.4)	7.4	(43.2)
Amortization of Deferred Acquisition Costs	39.9	11.1	35.9	6.5	33.7
Other Expenses	587.0	2.6	572.1	(0.1)	572.4
Total	2,590.4	(0.5)	2,603.6	1.3	2,569.1

Adjusted Operating Income	$357.8	11.9	$319.7	17.4	$272.4

Operating Ratios (% of Premium Income):
Benefit Ratio	76.5%		79.2%		81.4%
Other Expense Ratio	24.6%		24.3%		25.4%
Adjusted Operating Income Ratio	15.0%		13.6%		12.1%

Persistency:
Group Long-term Disability	89.9%		91.0%		92.1%
Group Short-term Disability	86.6%		87.7%		88.1%

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased compared to 2016, driven primarily by growth in the in-force block due to higher sales, partially offset by lower persistency. Net investment income was lower relative to 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable compared to 2016 due primarily to continued favorable claims incidence trends in our group long-term disability product line and lower prevalence rates in our group short-term disability product line. Partially offsetting the favorable claims experience was a 50 basis point decrease in the discount rate for group long-term disability claim incurrals which we implemented in the fourth quarter of 2016.

Commissions and the deferral of acquisition costs were higher compared to 2016 due to sales growth. The amortization of deferred acquisition costs increased relative to 2016 due to growth in the level of the deferred asset. Our other expense ratio for 2017 increased slightly compared to 2016 due to the continued investment in the growth of our business balanced with our continued focus on expense management and operating efficiencies.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income increased compared to 2015, driven primarily by growth in the in-force block due to prior year sales, partially offset by lower persistency. Net investment income was lower relative to 2015 due primarily to a decline in yield on invested assets. Other income was generally consistent with 2015.

Benefits experience was favorable compared to 2015 due primarily to lower claim incidence rates and favorable claim recovery experience in our group long-term disability product line as well as lower prevalence rates in our group short-term disability product line. Our renewal premium rate increases over the past several quarters also contributed to the improvement in the benefit ratio. Partially offsetting the favorable claim experience was the 50 basis point decrease in the discount rate for group long-term disability new claim incurrals that we implemented in the fourth quarter of 2016.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Group Life	$1,467.5	4.1%	$1,410.0	4.6%	$1,347.4
Accidental Death & Dismemberment	147.5	5.1	140.3	6.5	131.7
Total Premium Income	1,615.0	4.2	1,550.3	4.8	1,479.1
Net Investment Income	109.9	(3.1)	113.4	(16.1)	135.1
Other Income	4.8	6.7	4.5	114.3	2.1
Total	1,729.7	3.7	1,668.2	3.2	1,616.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,169.8	5.1	1,112.6	4.8	1,061.6
Commissions	131.3	3.5	126.8	4.6	121.2
Deferral of Acquisition Costs	(36.2)	1.4	(35.7)	7.2	(33.3)
Amortization of Deferred Acquisition Costs	31.9	9.2	29.2	11.5	26.2
Other Expenses	217.4	1.8	213.5	(1.0)	215.7
Total	1,514.2	4.7	1,446.4	4.0	1,391.4

Income Before Income Tax and Net Realized Investment Gains and Losses	215.5	(2.8)	221.8	(1.4)	224.9
UDB Reserve Increase	18.5	N.M.	—	—	—
Adjusted Operating Income	$234.0	5.5	$221.8	(1.4)	$224.9

Operating Ratios (% of Premium Income):
Benefit Ratio	72.4%		71.8%		71.8%
Benefit Ratio Excluding UDB Reserve Increase	71.3%
Other Expense Ratio	13.5%		13.8%		14.6%
Income Ratio	13.3%		14.3%		15.2%
Adjusted Operating Income Ratio	14.5%

Persistency:
Group Life	88.0%		90.7%		89.2%
Accidental Death & Dismemberment	87.2%		90.3%		89.8%

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased compared to 2016 with growth in the in-force block due to higher sales, partially offset by a decline in persistency. Net investment income was lower compared to 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous income.

Benefits experience was unfavorable compared to 2016 due to the previously discussed reserve increase for unclaimed death benefits in the group life product line. Excluding this reserve increase, benefits experience was favorable due primarily to favorable average claim size in our group life product line, partially offset by higher incidence in the accidental death and dismemberment product line.

Commissions and the deferral of acquisition costs were higher compared to 2016 due to sales growth. The amortization of deferred acquisition costs increased relative to 2016 due to growth in the level of the deferred asset. The other expense ratio was favorable to 2016 due to growth in premium income and a continued focus on expense management and operating efficiencies.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Individual Disability	$420.2	(12.5)%	$480.3	0.3%	$478.9
Voluntary Benefits	849.4	6.6	796.5	6.2	749.9
Dental and Vision	169.5	177.4	61.1	—	—
Total Premium Income	1,439.1	7.6	1,337.9	8.9	1,228.8
Net Investment Income	240.8	2.1	235.8	0.9	233.7
Other Income	10.1	(42.9)	17.7	(26.9)	24.2
Total	1,690.0	6.2	1,591.4	7.0	1,486.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	695.1	7.3	647.9	11.5	581.1
Commissions	277.6	0.8	275.4	2.5	268.8
Deferral of Acquisition Costs	(242.4)	4.5	(232.0)	0.5	(230.8)
Amortization of Deferred Acquisition Costs	221.8	5.6	210.1	(1.1)	212.4
Other Expenses	328.3	3.5	317.3	4.9	302.5
Total	1,280.4	5.1	1,218.7	7.5	1,134.0

Income Before Income Tax and Net Realized Investment Gains and Losses	409.6	9.9	372.7	5.7	$352.7
UDB Reserve Increase	8.1	N.M.	—	—	—
Adjusted Operating Income	$417.7	12.1	$372.7	5.7	$352.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	47.2%		52.9%		51.8%
Voluntary Benefits	44.6%		44.3%		44.4%
Voluntary Benefits Excluding UDB Reserve Increase	43.6%
Dental and Vision	69.6%		66.6%		—%
Other Expense Ratio	22.8%		23.7%		24.6%
Income Ratio	28.5%		27.9%		28.7%
Adjusted Operating Income Ratio	29.0%

Persistency:
Individual Disability	91.0%		91.1%		90.3%
Voluntary Benefits	77.5%		76.9%		75.9%
Dental and Vision	85.4%		84.6%		—%

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased compared to 2016 driven by growth in the dental and vision product line associated with the acquisition of Starmount during the third quarter of 2016 as well as growth in the voluntary benefits product line due to higher sales. Premium income for our individual disability product line declined compared to 2016 due to the impact of a reinsurance agreement we entered into during the fourth quarter of 2016 whereby we ceded 30 percent of the risk for certain blocks of our individual disability business on a non-proportional modified coinsurance basis. Excluding the impact of this agreement, premium income for our individual disability product line increased relative to 2016, driven by higher sales.

Net investment income was higher compared to 2016 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decline in yield. Other income is comprised primarily of surrender fees in our voluntary benefits product line, which continue to decline as our interest sensitive life products mature.

Benefits experience was favorable for the individual disability product line compared to 2016 due primarily to lower claim volumes and a reserve release of $19.5 million resulting from our annual reserve adequacy update, partially offset by the impact to our benefit ratio from the reinsurance agreement we entered into during the fourth quarter of 2016. Benefits experience for voluntary benefits was unfavorable compared to 2016 due primarily to the previously discussed reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was favorable driven primarily by a continued shift in product mix and favorable claims experience, primarily in our critical illness product line. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business, but did experience less favorable claims experience relative to 2016.

Commissions were slightly higher compared to 2016 due primarily to sales growth in the dental and vision and voluntary benefits product lines, mostly offset by commissions ceded in the individual disability product line related to the fourth quarter of 2016 reinsurance agreement. The deferral of acquisition costs increased relative to 2016 due primarily to sales growth in our voluntary benefits and dental and vision product lines. Amortization of deferred acquisition costs increased year over year due to growth in the level of the deferred asset and less favorable persistency in our individual disability product line. Our other expense ratio improved relative to 2016 due to growth in premium income as well as expense allowances received related to the individual disability product line reinsurance agreement and our continued focus on expense management and operating efficiencies.

We had goodwill of $271.1 million at December 31, 2017, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income was higher compared to 2015, driven by the addition of the dental and vision product offering during the third quarter of 2016 as well as growth in the in-force block of voluntary benefits products due to sales and favorable persistency. Premium income for our individual disability product line was generally consistent with 2015, with growth in premium income mostly offset by the impact of the fourth quarter of 2016 reinsurance agreement. Net investment income was slightly higher compared to 2015 due to growth in the level of invested assets, partially offset by a decline in yield on invested assets. Other income decreased relative to 2015 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line was less favorable compared to 2015 due primarily to a higher average claim size and lower claim recoveries. Benefits experience for voluntary benefits was generally consistent with 2015, with favorable experience in our disability and critical illness product lines offset somewhat by less favorable experience in our life product line. Benefits experience in the dental and vision product line since acquisition was consistent with expectations.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$240.8	10.6%	$217.8	(9.1)%	$239.7
Group Short-term Disability	162.5	41.8	114.6	(4.3)	119.7
Group Life and AD&D	310.5	15.0	270.1	8.0	250.1
Subtotal	713.8	18.5	602.5	(1.1)	609.5
Supplemental and Voluntary
Individual Disability	67.9	4.3	65.1	(3.6)	67.5
Voluntary Benefits	292.5	11.8	261.7	(0.3)	262.6
Dental and Vision	54.8	N.M	14.5	—	—
Subtotal	415.2	21.7	341.3	3.4	330.1
Total Sales	$1,129.0	19.6	$943.8	0.4	$939.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$416.9	10.3%	$378.1	(6.7)%	$405.4
Large Case Market	296.9	32.3	224.4	9.9	204.1
Subtotal	713.8	18.5	602.5	(1.1)	609.5
Supplemental and Voluntary	415.2	21.7	341.3	3.4	330.1
Total Sales	$1,129.0	19.6	$943.8	0.4	$939.6

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Group sales increased compared to 2016 due to higher sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and in the large case market segment. The sales mix in the group market sector for 2017 was approximately 58 percent core market and 42 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2016 due to higher sales to new customers. Voluntary benefits sales increased compared to 2016, primarily driven by higher sales in both the core and large case markets. Also contributing to supplemental and voluntary sales in 2017 compared to 2016 were higher sales of the dental and vision products resulting from the Starmount acquisition in the third quarter of 2016.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Group disability sales decreased compared to 2015 due to lower sales to new customers in both the core and large case market segments, partially offset by an increase in sales to existing customers. Sales for group life and accidental death and dismemberment increased compared to 2015, primarily driven by higher sales in the large case market. The sales mix in the group market sector for 2017 was approximately 63 percent core market and 37 percent large case market.

Individual disability sales decreased compared to 2015 due to lower sales to large case customers. Voluntary benefits sales were generally consistent with 2015, with an increase in sales in the core market offset by lower sales to new customers in the large case market. We also reported sales of $14.5 million for the Starmount dental and vision products for the period subsequent to the date of acquisition.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2018, we will continue to focus on client expansion, consumer engagement, and collaborative partnerships, all underpinned by strong risk management. We intend to broaden our client relationships and build additional partnerships to open new digital channels. We also aim to enhance the customer experience through the expansion of our dental and vision business and the introduction of our medical stop-loss product, investing in processes with a focus on quality and simplification, and the utilization of technology to enhance enrollment, underwriting, and online claims. We believe our active client management and differentiated integrated customer experience across our product lines will continue to enable us to grow our market.

We anticipate solid adjusted operating income growth in 2018, with disciplined sales and premium growth, consistent risk management, and improving operational efficiency. We believe further improvement in our premium and sales growth rates is possible if overall economic conditions continue to improve and/or industry pricing levels increase to better align with our view of adequate premium rates.  We believe our underlying profitability will remain strong throughout the year, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness. Underpinning our strategy is our continued commitment to risk management discipline, talent development, and our core values.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income.  As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We expect that our group disability benefit ratio will remain generally consistent with 2017 and that our voluntary benefits benefit ratio will gradually increase back to long-term trends. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$340.3	(4.2)%	$355.2	(10.6)%	$397.4
Group Life	103.1	(2.5)	105.7	(13.0)	121.5
Supplemental	69.6	1.8	68.4	19.4	57.3
Total Premium Income	513.0	(3.1)	529.3	(8.1)	576.2
Net Investment Income	120.2	1.8	118.1	(5.4)	124.9
Other Income	0.7	N.M.	0.2	N.M.	—
Total	633.9	(2.1)	647.6	(7.6)	701.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	381.9	3.9	367.4	(6.9)	394.8
Commissions	35.5	(8.7)	38.9	(6.9)	41.8
Deferral of Acquisition Costs	(7.0)	(14.6)	(8.2)	(14.6)	(9.6)
Amortization of Deferred Acquisition Costs	9.1	(6.2)	9.7	(14.2)	11.3
Other Expenses	102.7	(7.6)	111.2	(9.0)	122.2
Total	522.2	0.6	519.0	(7.4)	560.5

Adjusted Operating Income	$111.7	(13.1)	$128.6	(8.5)	$140.6

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

(in millions of pounds, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£264.0	0.8%	£262.0	0.8%	£259.9
Group Life	80.0	2.6	78.0	(1.9)	79.5
Supplemental	53.9	6.7	50.5	34.7	37.5
Total Premium Income	397.9	1.9	390.5	3.6	376.9
Net Investment Income	93.3	6.9	87.3	7.0	81.6
Other Income	0.5	N.M.	0.1	N.M.	—
Total	491.7	2.9	477.9	4.2	458.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	296.2	9.3	270.9	5.0	258.1
Commissions	27.6	(4.5)	28.9	5.5	27.4
Deferral of Acquisition Costs	(5.4)	(11.5)	(6.1)	(3.2)	(6.3)
Amortization of Deferred Acquisition Costs	7.0	(2.8)	7.2	(2.7)	7.4
Other Expenses	79.7	(3.0)	82.2	2.9	79.9
Total	405.1	5.7	383.1	4.5	366.5

Adjusted Operating Income	£86.6	(8.6)	£94.8	3.0	£92.0

Weighted Average Pound/Dollar Exchange Rate	1.290		1.357		1.528

Operating Ratios (% of Premium Income):
Benefit Ratio	74.4%		69.4%		68.5%
Other Expense Ratio	20.0%		21.0%		21.2%
Adjusted Operating Income Ratio	21.8%		24.3%		24.4%

Persistency:
Group Long-term Disability	87.4%		89.5%		89.2%
Group Life	84.1%		81.3%		80.0%
Supplemental	91.0%		89.9%		87.7%

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income was higher compared to 2016 due primarily to growth in the in-force block, resulting from sales growth and stable persistency.

Net investment income increased compared to 2016 due primarily to higher investment income from inflation index-linked bonds and the growth in the level of invested assets, partially offset by a decline in yield on our fixed-rate bonds. We invest in inflation index-linked bonds to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was mostly offset by an increase in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies.

Overall benefits experience was unfavorable compared to 2016 due primarily to a higher average claim size and unfavorable claim incidence in our group long-term disability product line, partially offset by favorable claim incidence in our group life product line. Also contributing to the less favorable benefits experience was the impact of inflation-linked increases in benefits and an 80 basis point decrease in the discount rate on new claim incurrals implemented in the first quarter of 2017 across several of our products.

Commissions were lower compared to 2016 due to certain commissions costs in 2016 that did not recur in 2017. The deferral of acquisition costs was lower compared to 2016 due to lower deferrable commissions and operating expenses. The amortization of acquisition costs was lower in 2017 compared to 2016 due to a decline in the deferred asset. The other expense ratio was lower relative to 2016 due to higher premiums and our continued focus on expense management and operating efficiencies.

We had goodwill of £29.4 million, or $39.8 million, at December 31, 2017, none of which is currently believed to be at risk for future impairment.

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

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Sales by Product
Group Long-term Disability	$47.1	(6.2)%	$50.2	(6.0)%	$53.4
Group Life	24.4	2.5	23.8	(7.4)	25.7
Supplemental	14.4	37.1	10.5	110.0	5.0
Total Sales	$85.9	1.7	$84.5	0.5	$84.1

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$30.4	(27.6)%	$42.0	(5.2)%	$44.3
Large Case Market	41.1	28.4	32.0	(8.0)	34.8
Subtotal	71.5	(3.4)	74.0	(6.4)	79.1
Supplemental	14.4	37.1	10.5	110.0	5.0
Total Sales	$85.9	1.7	$84.5	0.5	$84.1

Sales by Product
Group Long-term Disability	£36.6	(1.6)%	£37.2	6.3%	£35.0
Group Life	18.9	6.2	17.8	6.0	16.8
Supplemental	11.3	46.8	7.7	133.3	3.3
Total Sales	£66.8	6.5	£62.7	13.8	£55.1

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£23.6	(24.4)%	£31.2	7.6%	£29.0
Large Case Market	31.9	34.0	23.8	4.4	22.8
Subtotal	55.5	0.9	55.0	6.2	51.8
Supplemental	11.3	46.8	7.7	133.3	3.3
Total Sales	£66.8	6.5	£62.7	13.8	£55.1

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Group long-term disability sales decreased compared to 2016 due to lower sales to new customers in our core market, or employee groups with fewer than 500 employees, and to existing customers in our large case market, mostly offset by higher sales to new customers in our large case market.

Group life sales increased compared to 2016 due to higher sales to new and existing customers in our large case market, partially offset by a decline in sales to new and existing customers in our core market.

Supplemental sales increased compared to 2016 due primarily to an increase in the group critical illness and dental product lines, partially offset by a decline in individual disability sales.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Group long-term disability sales increased compared to 2015 due to higher sales to new customers in our core market and higher sales to existing customers in our large case market.

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

Segment Outlook

We remain committed to driving growth in the U.K. market, and during 2018, we will continue to build on those capabilities that we believe will generate growth and profitability in our businesses. Expanding our group long-term disability market position remains a significant opportunity and priority. Our key priorities in 2018 include the continuing implementation of price increases across interest sensitive product lines while maintaining solid persistency results and continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to build upon the strong sales momentum we have seen in our group critical illness and dental products through increased participation rates as well as accelerate growth in our group life line of business. We will expand our distribution and build marketing and digital capabilities which we believe will drive sustainable growth. We have simplified our processes and operations to deliver efficiencies and further improvements to customer service and remain focused on risk discipline.

We expect to continue to see some near-term dampening of growth in Unum UK due to the current disruption and uncertainty in the U.K. economy as a result of the U.K.'s formal notice to withdraw from the EU. We anticipate that lower economic growth, wage inflation, and the interest rate outlook in the U.K. will present challenges in the short to medium term, but we will continue to monitor and adapt our plans accordingly to respond to these challenges. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace, but we believe we are well positioned to capitalize on future growth opportunities as these negotiations are resolved and the operating environment improves.

We expect the lower interest rate environment and unfavorable economic conditions to continue to have a negative impact on our growth expectations in the near-term and may also lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K., however, we do not expect this to have a significant impact on adjusted operating income. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$884.2	6.5%	$830.0	5.2%	$789.0
Life	300.4	9.7	273.8	8.5	252.4
Cancer and Critical Illness	326.8	4.3	313.3	5.4	297.2
Total Premium Income	1,511.4	6.7	1,417.1	5.9	1,338.6
Net Investment Income	144.9	2.4	141.5	(2.7)	145.4
Other Income	1.1	(8.3)	1.2	N.M.	0.1
Total	1,657.4	6.3	1,559.8	5.1	1,484.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	788.6	8.6	726.4	6.4	683.0
Commissions	344.5	9.9	313.6	6.8	293.5
Deferral of Acquisition Costs	(295.5)	9.4	(270.1)	6.8	(252.8)
Amortization of Deferred Acquisition Costs	224.4	7.8	208.1	4.7	198.7
Other Expenses	282.8	5.7	267.6	5.9	252.6
Total	1,344.8	8.0	1,245.6	6.0	1,175.0

Income Before Income Tax and Net Realized Investment Gains and Losses	312.6	(0.5)	314.2	1.6	309.1
UDB Reserve Increase	12.4	N.M.	—	—	—
Adjusted Operating Income	$325.0	3.4	$314.2	1.6	$309.1

Operating Ratios (% of Premium Income):
Benefit Ratio	52.2%		51.3%		51.0%
Benefit Ratio Excluding UDB Reserve Increase	51.4%
Other Expense Ratio	18.7%		18.9%		18.9%
Income Ratio	20.7%
Adjusted Operating Income Ratio	21.5%		22.2%		23.1%

Persistency:
Accident, Sickness, and Disability	75.1%		75.6%		74.8%
Life	84.4%		85.0%		84.9%
Cancer and Critical Illness	82.7%		82.9%		81.2%

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased in 2017 relative to 2016 as a result of sales growth and overall stable persistency. Net investment income increased relative to the prior year due to an increase in the level of invested assets, partially offset by a decline in yield and lower miscellaneous investment income.

Benefits experience was less favorable in 2017 compared to 2016 due to the previously discussed reserve increase for unclaimed death benefits. Excluding the reserve increase, benefits experience was generally consistent with prior year, with marginally less favorable experience in each line of business.

Commissions and the deferral of acquisition costs were higher relative to 2016 due to overall sales growth. The amortization of deferred acquisition costs increased compared to the prior year due primarily to growth in the level of the deferred asset. The other expense ratio improved relative to 2016 due to growth in premium income and our continued focus on operating effectiveness and expense management.

We had goodwill of $27.7 million at December 31, 2017 related to the acquisition of Starmount, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income increased in 2016 relative to 2015 as a result of sales growth and favorable persistency in all lines of business. Net investment income decreased relative to 2015, due to a decline in yield and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was less favorable in 2016 compared to 2015 due to higher claim incidence rates in the life line of business, partially offset by improved claims experience in the accident, sickness, and disability and the cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were higher relative to 2015 due to an increase in deferrable expenses related to sales growth. The amortization of deferred acquisition costs increased compared to 2015 due primarily to growth in the level of the deferred asset. The other expense ratio was consistent with 2015 as the growth rate in expenses was commensurate with our premium growth rate.

Sales

(in millions of dollars)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Sales by Product
Accident, Sickness, and Disability	$323.2	4.1%	$310.6	12.5%	$276.1
Life	107.7	14.6	94.0	9.8	85.6
Cancer and Critical Illness	88.8	12.4	79.0	2.9	76.8
Total Sales	$519.7	7.5	$483.6	10.3	$438.5

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$340.9	10.3%	$309.0	6.3%	$290.8
Large Case Market	63.2	5.7	59.8	10.3	54.2
Subtotal	404.1	9.6	368.8	6.9	345.0
Public Sector	115.6	0.7	114.8	22.8	93.5
Total Sales	$519.7	7.5	$483.6	10.3	$438.5

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

We reported year-over-year sales growth in both new and existing customer account sales for 2017. By market sector, commercial market sales increased due to higher new and existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 employees, and the large case market. The slight increase in our public sector market for 2017 was primarily driven by higher new customer account sales. The number of new accounts increased 9.1 percent in 2017 compared to 2016, and the average new case size increased 1.1 percent.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Sales were higher in 2016 compared to 2015 due to growth in both new and existing customer account sales. By market sector, commercial market sales increased due to higher new and existing customer account sales in both the core market and the large case market. The growth in our public sector market for 2016 was primarily attributable to existing customer account sales. The number of new accounts increased 17.3 percent in 2016 compared to 2015, and the average new case size decreased 5.9 percent.
Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2018, we intend to focus on expanding our distribution, introducing new products and services, enhancing the customer experience, and investing in new solutions and digital capabilities to further improve productivity.  We believe there is significant opportunity for growth in our core market, particularly those employers with fewer than 100 employees.  This market is currently underserved, and we believe having a large national distribution system is critical to reaching those markets. We will continue to focus on accelerating growth during 2018 through territory expansion, territory growth, persistency investments, and increased participation rates. We believe our distribution system, enrollment capabilities, public sector expertise, the introduction of our new individual dental and vision products, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales and premium growth trends in 2018 and a consistent level of adjusted operating earnings growth as a result of accelerating investments in our future growth.  The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  We expect our annual benefit ratio for 2018 to be generally consistent with the level of 2017. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Premium Income
Individual Disability	$471.8	(9.6)%	$521.9	(8.8)%	$572.4
Long-term Care	648.7	0.7	643.9	1.6	633.5
All Other	8.7	89.1	4.6	170.6	1.7
Total Premium Income	1,129.2	(3.5)	1,170.4	(3.1)	1,207.6
Net Investment Income	1,354.0	0.1	1,352.2	2.4	1,320.0
Other Income	79.8	(7.2)	86.0	(3.7)	89.3
Total	2,563.0	(1.7)	2,608.6	(0.3)	2,616.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,191.8	(1.4)	2,223.7	(0.2)	2,228.3
Commissions	90.0	(4.1)	93.8	(5.1)	98.8
Interest and Debt Expense	6.7	(2.9)	6.9	4.5	6.6
Other Expenses	150.6	(2.7)	154.7	(5.7)	164.1
Total	2,439.1	(1.6)	2,479.1	(0.7)	2,497.8

Adjusted Operating Income	$123.9	(4.3)	$129.5	8.7	$119.1

Interest Adjusted Loss Ratios:
Individual Disability	82.4%		83.6%		82.8%
Long-term Care	91.1%		91.1%		87.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.3%		13.2%		13.6%
Adjusted Operating Income Ratio	11.0%		11.1%		9.9%

Persistency:
Individual Disability	89.6%		90.9%		90.9%
Long-term Care	95.9%		94.8%		95.7%

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income for individual disability decreased compared to 2016 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies.  The rate increases reflect current interest rates and claim experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was slightly higher relative to 2016 due to a higher level of invested assets, partially offset by a lower yield and lower miscellaneous investment income.  Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was favorable relative to 2016 due to lower new claim volumes and a reduction in the claim reserve discount rate taken in the prior year to recognize the impact on future portfolio yields from increased levels experienced for bond tenders and calls.  Long-term care benefits experience was consistent with the prior year as unfavorable policyholder terminations, due primarily to mortality experience, offset by the impact of a large group case moving to an individual policy ported status during 2016. Also impacting benefits experience relative to 2016 was unfavorable mortality experience in our group pension product.

Interest and debt expense was lower compared to 2016 due primarily to a lower level of outstanding debt issued by Northwind Holdings, LLC (Northwind Holdings) resulting from principal repayments.  The other expense ratio was slightly higher than 2016 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Premium income for individual disability decreased compared to 2015 due to expected policy terminations and maturities. Premium income for long-term care increased due to rate increases, partially offset by policy terminations.

Net investment income was higher relative to 2015 due to increased invested asset levels and higher miscellaneous investment income.  Other income was lower compared to 2015 primarily due to lower investment income from the investment portfolios held by the ceding companies driven by a decrease in the level of invested assets.

Individual disability benefits experience was unfavorable relative to 2015 due to unfavorable mortality experience, lower recoveries, and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond tenders and calls experienced during 2016.  Long-term care benefits experience was unfavorable relative to 2015 due to higher submitted claims as well as the unfavorable impact of a large group case moving to an individual policy ported status during 2016.

Interest and debt expense was slightly higher compared to 2015 due to an increase in the underlying floating rate of interest, partially offset by a lower level of outstanding debt resulting from principal repayments.  The other expense ratio was lower than 2015 due to lower litigation expenses and our continued focus on operating effectiveness and expense management.

Segment Outlook

During 2018, we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. Despite continued premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the continued increase in our allocation towards high yield and alternative assets in the long-term care product line. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures. For 2018, although premium rate increases and higher investment margins have contributed positively to the interest adjusted loss ratios for our long-term care product lines, we expect that they will remain in the low 90 percent range. We also believe the implementation of our long-term care rate increases may continue to contribute to higher claim submissions in the near term. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business. We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans, from the results of our Corporate segment. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now reported in our Corporate segment as a component of "interest and other expenses" in the following chart. Amounts for periods prior to January 1, 2017 have been adjusted to conform to current year reporting.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2017	% Change	2016	% Change	2015
Adjusted Operating Revenue
Net Investment Income	$21.4	15.7%	$18.5	(27.7)%	$25.6
Other Income	2.9	(40.8)	4.9	69.0	2.9
Total	24.3	3.8	23.4	(17.9)	28.5

Interest and Other Expenses	191.7	2.8	186.4	12.8	165.2

Loss Before Income Tax and Net Investment Realized Gains and Losses	(167.4)	(2.7)	(163.0)	(19.2)	(136.7)
Loss from Guaranty Fund Assessment	20.6	N.M.	—	—	—
Adjusted Operating Loss	$(146.8)	9.9	$(163.0)	(19.2)	$(136.7)

N.M. = not a meaningful percentage

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Net investment income was higher relative to 2016 due primarily to a higher yield on invested assets, partially offset by a lower asset level.

Interest and other expenses were higher relative to 2016 due primarily to a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent and an increase in the amortization of prior period actuarial losses for our pension and other postretirement benefit plans, partially offset by lower levels of outstanding debt and expenses incurred in 2016 related to the acquisition of Starmount. See Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the loss from a guaranty fund assessment.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Net investment income was lower relative to 2015 due primarily to the decrease in the yield on invested assets and lower miscellaneous investment income.

Interest and other expenses were higher relative to 2015 due primarily to higher levels of outstanding debt, expenses related to the acquisition of Starmount, and an increase in the amortization of prior period actuarial losses for our pension and other postretirement benefit plans.

Segment Outlook

We expect the low interest rate environment to continue to place pressure on investment income. Although we expect tax reform to be beneficial to our earnings and long-term cash generation, we may experience some further pressure on our RBC ratios as a result of expected NAIC revisions to the RBC calculations to consider the lower U.S. statutory income tax rate. We expect our insurance subsidiaries to generate stronger statutory earnings. The level of excess capital generation is dependent on the timing and magnitude of these NAIC changes and the extent to which and how quickly the rating agencies will expect the industry to rebuild its RBC ratio levels.

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
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2017

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,851.3	$298.2	$198.2	$3.5	$2,653.1	$301.7
Capital Goods	4,274.8	518.0	268.9	6.0	4,005.9	524.0
Communications	3,056.7	433.0	246.5	17.4	2,810.2	450.4
Consumer Cyclical	1,392.8	149.3	43.9	0.5	1,348.9	149.8
Consumer Non-Cyclical	6,893.3	763.0	690.0	39.1	6,203.3	802.1
Energy	5,055.5	650.4	293.8	27.5	4,761.7	677.9
Financial Institutions	3,428.2	340.1	132.7	1.8	3,295.5	341.9
Mortgage/Asset-Backed	1,973.6	100.4	397.2	4.7	1,576.4	105.1
Sovereigns	863.9	190.9	13.2	0.4	850.7	191.3
Technology	1,597.2	107.4	109.4	1.9	1,487.8	109.3
Transportation	2,014.6	277.3	156.9	2.1	1,857.7	279.4
U.S. Government Agencies and Municipalities	3,819.4	565.5	284.7	6.0	3,534.7	571.5
Public Utilities	8,236.5	1,283.8	346.7	12.6	7,889.8	1,296.4
Total	$45,457.8	$5,677.3	$3,182.1	$123.5	$42,275.7	$5,800.8

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2017 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2017. The decrease in the unrealized loss on fixed maturity securities during 2017 was due to a decrease in U.S. Treasury rates and credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017				2016
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$20.8	$12.4	$4.5	$4.0	$119.2
> 90 <= 180 days	9.5	2.1	1.3	82.1	12.5
> 180 <= 270 days	—	1.8	31.7	9.5	0.1
> 270 days <= 1 year	1.2	24.5	5.9	0.1	8.9
> 1 year <= 2 years	32.1	9.2	4.1	10.0	9.5
> 2 years <= 3 years	1.7	2.7	3.6	1.7	0.5
> 3 years	—	—	0.1	0.7	1.1
Sub-total	65.3	52.7	51.2	108.1	151.8

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	1.2	—	—	—	—

Total	$66.5	$52.7	$51.2	$108.1	$151.8

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2017				2016
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.7	$0.7	$1.1	$2.9	$8.2
> 90 <= 180 days	1.5	0.3	3.5	2.3	1.4
> 180 <= 270 days	0.4	1.2	1.9	—	0.5
> 270 days <= 1 year	0.7	—	—	0.4	4.1
> 1 year <= 2 years	2.7	3.2	11.1	20.1	19.7
> 2 years <= 3 years	13.1	18.2	22.3	13.2	16.0
> 3 years	19.6	14.4	10.2	14.6	16.9
Sub-total	42.7	38.0	50.1	53.5	66.8

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	6.6	—	—
> 2 years <= 3 years	7.3	10.6	2.8	—	—
> 3 years	7.0	9.3	9.0	—	—
Sub-total	14.3	19.9	18.4	—	—

Total	$57.0	$57.9	$68.5	$53.5	$66.8

At December 31, 2017, we held no below-investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2017 and no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2017, 2016, or 2015.

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

At December 31, 2017, our mortgage/asset-backed securities had an average life of 4.47 years, effective duration of 5.16 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2017, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,248.6 million and $3,364.3 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At December 31, 2017, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,213.2 million and $2,038.9 million on an amortized cost basis at December 31, 2017 and 2016, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at December 31, 2017 or 2016.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2017, we had no credit exposure on derivatives. We held $15.7 million of cash collateral from our counterparties at December 31, 2017. The carrying value of fixed maturity securities posted as collateral to our counterparties was $46.4 million at December 31, 2017. We had no cash collateral posted to our counterparties at December 31, 2017. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $32.9 million and $41.9 million on a fair value basis at December 31, 2017 and 2016, respectively.

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

Our policy benefits are primarily in the form of claim payments, and we have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities. A decrease in demand for our insurance products or an increase in the incidence of new claims or the duration of existing claims could negatively impact our cash flows from operations. However, our historical pattern of benefits paid to revenues is generally consistent, even during cycles of economic downturns, which serves to minimize liquidity risk.

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of December 31, 2017, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $864 million. Fixed maturity securities consisted primarily of corporate bonds with an average maturity of 6.4 years. Short-term investments consisted primarily of commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or U.K. intermediate holding companies. As a result of the TCJA, future amounts repatriated from our foreign subsidiaries in the U.K. are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss. See "Regulation" contained herein in Item 1 for further discussion regarding the TCJA and, specifically, a transition tax on undistributed and previously untaxed foreign earnings and profits at reduced rates.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2017 and authorizes the repurchase of up to $750 million of common stock through November 2018, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2017. During 2017, we repurchased 8.2 million shares at a cost of approximately $400 million. The dollar value of shares remaining under the current repurchase program was approximately $513 million at December 31, 2017. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The impacts of the TCJA, in particular the reduction of our admitted deferred tax assets due to the decrease in the U.S. corporate tax rate, have generally reduced our RBC ratios; however, at December 31, 2017, the capital adequacy and individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action.

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

The amount available during 2017 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $859 million, of which $756.2 million was declared and paid. The amount available during 2017 from Unum Limited was approximately £271 million, as assessed under the requirements prior to Solvency II, of which £50.0 million was declared and paid to one of our U.K. holding companies. During 2017, Northwind Re paid dividends of $77.2 million to Northwind Holdings. Fairwind paid no dividends during 2017.

During 2018, we intend to maintain a level of capital in our U.S. and U.K. insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $797 million is available, without prior approval by regulatory authorities, during 2018 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Following the changes established by Solvency II regarding dividend capacity, approximately £260 million is available for the payment of dividends from Unum Limited during 2018, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of $66.4 million and £3.2 million to our U.S. and U.K. defined contribution plans, respectively, in 2017 and expect to make contributions of approximately $70 million and £3 million during 2018. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during 2017. We do not expect to make any contributions to either plan during 2018. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

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

Northwind Holdings made principal payments on its floating rate, senior secured notes of $60.0 million, $64.0 million, and $74.4 million in 2017, 2016, and 2015, respectively.

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

Credit Facility

In 2016, we amended the terms of our five-year, $400 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there was no borrowed amount outstanding. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of these covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds or lines of credit through the facility. While maintenance of the unsecured, revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

Shelf Registration

We filed a shelf registration with the Securities and Exchange Commission in 2017 to issue various types of securities, including common stock, preferred stock, debt securities, depository shares, stock purchase contracts, units and warrants.  The shelf registration enables us to raise funds from the offering of any securities covered by the shelf registration as well as any combination thereof, subject to market conditions and our capital needs.

See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our debt.

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2017:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$207.6	$207.6	$—	$—	$—

Long-term Debt	4,511.0	140.1	673.7	567.8	3,129.4

Policyholder Liabilities	44,080.2	4,669.7	6,974.6	5,375.2	27,060.7

Pension and OPEB	853.3	19.2	38.3	37.9	757.9

Payables for Collateral on Investments	399.6	399.6	—	—	—

Miscellaneous Liabilities	823.3	668.0	10.6	9.1	135.6

Operating Leases	148.1	27.0	44.8	28.2	48.1

Purchase Obligations	507.2	469.7	35.0	2.5	—

Total	$51,530.3	$6,600.9	$7,777.0	$6,020.7	$31,131.7

Receipts Due

Reinsurance Recoverable	$7,916.0	$332.4	$620.5	$627.5	$6,335.6

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

Pensions and OPEB commitments relate to our defined benefit pension and postretirement plans for our employees, including our non-qualified pension plan. Pension plan obligations, other than the non-qualified plan, represent our contributions to the pension plans and are projected based on the expected future minimum contributions as required under current U.S. and U.K.

legislative funding requirements. Non-qualified pension plan and other postretirement benefit obligations represent the expected benefit payments related to these plans which we expect to pay, as incurred, from our general assets.

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

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include commitments of $444.0 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $63.2 million at December 31, 2017.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2017, we had no credit exposure on derivatives. We held cash collateral from our counterparties of $15.7 million at December 31, 2017 and had posted fixed maturity securities with a carrying value of $46.4 million as collateral to our counterparties.

See Notes 3, 4, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $30.5 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2017 and were reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2017 was $28.7 million, and the maximum amount outstanding at any month end was $35.9 million. In addition, at December 31, 2017, we had $135.6 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2017 was $167.2 million, and the maximum amount outstanding at any month end was $201.6 million.

We had no repurchase agreements outstanding at December 31, 2017, nor did we utilize any repurchase agreements during 2017. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2017, we owned $34.1 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2017	2016	2015
Net Cash Provided by Operating Activities	$1,149.4	$1,116.1	$1,292.1
Net Cash Used by Investing Activities	(484.6)	(710.0)	(713.0)
Net Cash Used by Financing Activities	(687.8)	(418.6)	(568.7)
Net Change in Cash and Bank Deposits	$(23.0)	$(12.5)	$10.4

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

During 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount. During 2016, we repaid $350.0 million principal upon maturity of our 7.125% notes. During 2015, we repaid $151.9 million principal upon maturity of our 6.85% notes. During 2017, 2016, and 2015 we made principal payments of $60.0 million, $64.0 million, and $74.4 million, respectively, on our senior secured non-recourse notes issued by Northwind Holdings.

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

Cash used to repurchase shares of Unum Group's common stock during 2017, 2016, and 2015 was $401.8 million, $405.2 million, and $417.9 million, respectively. During 2017, 2016, and 2015 we paid dividends of $196.0 million, $182.6 million, and $174.2 million, respectively, to holders of Unum Group's common stock.

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

AM Best, Fitch, Moody's and S&P affirmed their ratings for our domestic insurance subsidiaries and issuer credit rating for Unum Group during 2017. On April 7, 2017, AM Best upgraded its rating of Unum Insurance Company to A- from B++, reflecting additional capital support from Unum Group and the launch of additional accident and health insurance products. There have been no other changes in any of the rating agencies' outlook statements or ratings during 2017 or in 2018 prior to the date of this filing.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2017 and 2016 based on a hypothetical immediate increase of 100 basis points in interest rates from year-end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2017 and 2016 are shown as follows:

	December 31, 2017
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$45,457.8	$41,706.3	$(3,751.5)
Mortgage Loans		2,306.2	2,175.6	(130.6)
Policy Loans, Net of Reinsurance Ceded		370.0	342.4	(27.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(4,770.3)	$(2,645.8)	$2,124.5
Long-term Debt		(3,048.7)	(2,819.0)	229.7

Derivatives (1)
Swaps	$904.5	$(32.7)	$(54.2)	$(21.5)
Embedded Derivative in Modified Coinsurance Arrangement		(15.9)	(21.0)	(5.1)

	December 31, 2016
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$44,217.3	$40,646.2	$(3,571.1)
Mortgage Loans		2,122.2	2,004.8	(117.4)
Policy Loans, Net of Reinsurance Ceded		358.1	331.5	(26.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(3,970.8)	$(1,898.3)	$2,072.5
Long-term Debt		(3,175.8)	(2,985.8)	190.0

Derivatives (1)
Swaps	$1,042.0	$(20.0)	$(43.0)	$(23.0)
Forwards	10.0	(0.1)	0.3	0.4
Embedded Derivative in Modified Coinsurance Arrangement		(46.7)	(51.3)	(4.6)

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

(2) The adjustment to reserves and deferred acquisition costs for unrealized investment gains and losses reflects the adjustments to policyholder liabilities and deferred acquisition costs that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of deferred taxes.

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.1 billion of investable cash flows in 2018. Assuming interest rates and credit spreads remain constant throughout 2019 at the January 2018 market levels, our net investment income would decrease by approximately $0.4 million in 2018 and $2.7 million in 2019 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2018 or 2019.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2017 and 2016 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $71 million and $66 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2017 and 2016, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $11 million and $13 million, respectively.

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

Risk Management

Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have a formal Enterprise Risk Management (ERM) program, with a framework comprising the following key components:

•	Risk-aware culture and governance

•	Risk appetite policy

•	Risk identification and prioritization

•	Risk and capital modeling

•	Risk management activities

•	Risk reporting

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

Risk-Aware Culture and Governance

We employ a risk management model under which risk-based decisions are made daily on a local level. To achieve long-term success, we believe risk management must be the responsibility of all employees. The individual and collective decisions of our employees play a key role in successfully managing our overall risk profile. We strive for a culture of integrity, commitment, and accountability and we believe these values allow our employees to feel comfortable identifying issues as well as taking ownership for addressing potential problems.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system. Our three lines of defense model is depicted below.

1st Line: Own and Manage	2nd Line: Oversee	3rd Line: Independent Assurance
Business processes and procedures employed throughout the Company through which management assumes and monitors significant risks	Management committees chartered with oversight of activities within the 1st and 2nd lines of defense, mitigation of substantial exposures, and management of emerging risks	Independent assurance on the effectiveness of governance, risk management, and internal control

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

Operating segment risk committees for Unum US, Unum UK, Colonial Life, and Closed Block are responsible for oversight of risks specific to their businesses. These committees are responsible for identifying, measuring, reporting, and managing strategic insurance and operational risks within their respective areas, consistent with enterprise risk management guidance. Corporate risk committees and other management committees oversee the operational, global technology services, investment, and capital management risks on a corporate level.

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

•
Finally, we foster a risk-aware culture that embeds our corporate values and our code of conduct in our daily operations and preserves our reputation with customers and other key stakeholders. We monitor a composite set of operational risk metrics that measure operating effectiveness from the customer perspective.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements").  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Chattanooga, Tennessee
February 21, 2018

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2017	2016
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,780.5; $39,552.7)	$45,457.8	$44,217.3
Mortgage Loans	2,213.2	2,038.9
Policy Loans	3,571.1	3,463.2
Other Long-term Investments	646.8	631.5
Short-term Investments	1,155.1	780.0
Total Investments	53,044.0	51,130.9

Other Assets
Cash and Bank Deposits	77.4	100.4
Accounts and Premiums Receivable	1,665.7	1,610.8
Reinsurance Recoverable	4,879.2	4,858.9
Accrued Investment Income	690.1	693.3
Deferred Acquisition Costs	2,184.6	2,094.2
Goodwill	338.6	335.1
Property and Equipment	504.8	500.6
Other Assets	628.7	617.3

Total Assets	$64,013.1	$61,941.5

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2017	2016
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,605.2	$1,507.9
Reserves for Future Policy and Contract Benefits	45,601.6	44,245.9
Unearned Premiums	373.1	363.7
Other Policyholders’ Funds	1,595.0	1,623.8
Income Tax Payable	2.9	20.6
Deferred Income Tax	199.0	130.3
Short-term Debt	199.9	—
Long-term Debt	2,738.4	2,999.4
Payables for Collateral on Investments	396.2	406.0
Other Liabilities	1,726.9	1,675.9

Total Liabilities	54,438.2	52,973.5

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 304,448,032 and 303,552,934 shares	30.5	30.4
Additional Paid-in Capital	2,303.3	2,272.8
Accumulated Other Comprehensive Income (Loss)	127.5	(51.0)
Retained Earnings	9,542.2	8,744.0
Treasury Stock - at cost: 81,900,950 and 73,729,992 shares	(2,428.6)	(2,028.2)

Total Stockholders' Equity	9,574.9	8,968.0

Total Liabilities and Stockholders' Equity	$64,013.1	$61,941.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars, except share data)
Revenue
Premium Income	$8,597.1	$8,357.7	$8,082.4
Net Investment Income	2,451.7	2,459.0	2,481.2
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(8.1)	(30.5)	(32.4)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	48.4	54.7	(11.4)
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)
Other Income	197.7	205.6	211.5
Total Revenue	11,286.8	11,046.5	10,731.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,055.7	6,941.8	6,782.8
Commissions	1,060.8	1,026.7	996.3
Interest and Debt Expense	159.9	166.0	152.8
Deferral of Acquisition Costs	(628.0)	(592.4)	(569.7)
Amortization of Deferred Acquisition Costs	527.1	493.0	482.3
Compensation Expense	844.4	832.1	835.1
Other Expenses	862.9	831.6	813.4
Total Benefits and Expenses	9,882.8	9,698.8	9,493.0

Income Before Income Tax	1,404.0	1,347.7	1,238.3

Income Tax
Current	401.3	385.7	342.1
Deferred	8.5	30.6	29.1
Total Income Tax	409.8	416.3	371.2

Net Income	$994.2	$931.4	$867.1

Net Income Per Common Share
Basic	$4.39	$3.96	$3.51
Assuming Dilution	$4.37	$3.95	$3.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Net Income	$994.2	$931.4	$867.1

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $328.1; $318.0; $(892.5))	721.7	661.9	(1,720.9)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(245.0); $(200.6); $856.6)	(554.5)	(425.6)	1,634.9
Change in Net Gain on Cash Flow Hedges (net of tax benefit of $24.4; $25.4; $4.3)	(45.2)	(50.5)	(13.0)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $0.1)	99.5	(180.4)	(60.2)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(8.3); $(34.2); $3.2)	(43.0)	(72.5)	8.9
Total Other Comprehensive Income (Loss)	178.5	(67.1)	(150.3)

Comprehensive Income	$1,172.7	$864.3	$716.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.4	$30.3	$30.2
Common Stock Activity	0.1	0.1	0.1
Balance at End of Year	30.5	30.4	30.3

Additional Paid-in Capital
Balance at Beginning of Year	2,272.8	2,247.2	2,221.2
Common Stock Activity	30.5	25.6	26.0
Balance at End of Year	2,303.3	2,272.8	2,247.2

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(51.0)	16.1	166.4
Other Comprehensive Income (Loss)	178.5	(67.1)	(150.3)
Balance at End of Year	127.5	(51.0)	16.1

Retained Earnings
Balance at Beginning of Year	8,744.0	7,995.2	7,302.3
Net Income	994.2	931.4	867.1
Dividends to Stockholders (per common share: $0.86; $0.77; $0.70)	(196.0)	(182.6)	(174.2)
Balance at End of Year	9,542.2	8,744.0	7,995.2

Treasury Stock
Balance at Beginning of Year	(2,028.2)	(1,624.9)	(1,198.2)
Purchases of Treasury Stock	(400.4)	(403.3)	(426.7)
Balance at End of Year	(2,428.6)	(2,028.2)	(1,624.9)

Total Stockholders' Equity at End of Year	$9,574.9	$8,968.0	$8,663.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$994.2	$931.4	$867.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(101.8)	(167.3)	29.3
Change in Deferred Acquisition Costs	(100.9)	(99.4)	(87.4)
Change in Insurance Reserves and Liabilities	441.9	368.2	293.9
Change in Income Taxes	25.6	34.7	180.5
Change in Other Accrued Liabilities	14.6	125.8	20.0
Non-cash Components of Net Investment Income	(200.1)	(187.7)	(194.1)
Net Realized Investment (Gain) Loss	(40.3)	(24.2)	43.8
Depreciation	103.4	101.7	99.5
Other, Net	12.8	32.9	39.5
Net Cash Provided by Operating Activities	1,149.4	1,116.1	1,292.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	436.3	911.5	880.1
Proceeds from Maturities of Fixed Maturity Securities	2,560.8	2,197.8	2,417.0
Proceeds from Sales and Maturities of Other Investments	272.6	336.8	347.0
Purchase of Fixed Maturity Securities	(2,808.5)	(3,362.8)	(4,305.3)
Purchase of Other Investments	(474.3)	(576.0)	(409.5)
Net Sales (Purchases) of Short-term Investments	(356.4)	6.3	170.6
Net Increase (Decrease) in Payables for Collateral on Investments	(9.8)	(9.4)	341.6
Acquisition of Business (Net of Cash Acquired)	—	(129.2)	(54.3)
Net Purchases of Property and Equipment	(105.3)	(85.0)	(100.2)
Net Cash Used by Investing Activities	(484.6)	(710.0)	(713.0)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	609.1	271.4
Long-term Debt Repayment	(63.5)	(414.0)	(226.3)
Issuance of Common Stock	10.8	8.5	6.4
Repurchase of Common Stock	(401.8)	(405.2)	(417.9)
Dividends Paid to Stockholders	(196.0)	(182.6)	(174.2)
Other, Net	(37.3)	(34.4)	(28.1)
Net Cash Used by Financing Activities	(687.8)	(418.6)	(568.7)

Net Increase (Decrease) in Cash and Bank Deposits	(23.0)	(12.5)	10.4

Cash and Bank Deposits at Beginning of Year	100.4	112.9	102.5

Cash and Bank Deposits at End of Year	$77.4	$100.4	$112.9

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,307.5 million and $3,206.1 million of policy loans ceded to reinsurers at December 31, 2017 and 2016, respectively.

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

Our investments in private equity partnerships are passive in nature.  The underlying investments held by these partnerships include both equity and debt securities. These partnerships are accounted for using the equity or cost method, depending on the level of ownership and the degree of our influence over partnership operating and financial policies. For partnerships accounted for under the equity method, our portion of partnership earnings is reported as a component of net investment income in our consolidated statements of income. For those partnerships accounted for under the cost method, we record income received from partnership distributions as either a component of net investment income or net realized investment gain or loss, in accordance with the source of the funds distributed from the partnership. See Notes 2 and 3.

Short-term Investments: Short-term investments are carried at cost. Short-term investments include investments maturing within one year of purchase, such as corporate commercial paper and U.S. Treasury bills, bank term deposits, and other cash accounts and cash equivalents earning interest. See Note 2.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,067.7 million and $989.4 million as of December 31, 2017 and 2016, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $27.9 million and $31.9 million at December 31, 2017 and 2016, respectively. The accumulated amortization for value of business acquired was $130.4 million and $119.2 million as of December 31, 2017 and 2016, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $4.8 million, $5.1 million, and $4.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record adjustments to our deferred taxes resulting from tax rate changes through income as of the date of enactment. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. See Note 7.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2017 and 2016 was $17.7 million and $23.8 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2017, 2016, and 2015, premium tax expense was $158.0 million, $152.5 million, and $146.5 million, respectively.

Stock-Based Compensation: The cost of stock-based compensation is generally measured based on the grant-date fair value of the award. The Black-Scholes options valuation model is used for estimating the fair value of stock options, and the Monte-Carlo valuation model is used for estimating the fair value of performance share units. Restricted stock units are valued based on the fair value of common stock at the grant date. Stock-based awards are expensed over the requisite service period, or for performance share units over the requisite service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied, with an offsetting increase to additional paid-in capital in stockholders' equity. Forfeitures of stock-based awards are recognized as they occur. See Note 11.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $328.3 million and $331.1 million at December 31, 2017 and 2016, respectively.

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
January 1, 2017
The adoption of this update did not have a material effect on our financial position or results of operations. The impact of the update reduced our effective income tax rate by a de minimis amount for the year ended December 31, 2017. During periods in which the vesting date fair value differs from the grant date fair value of certain stock-based compensation awards, we may experience volatility in the income tax recognized in our results of operations. The amendment related to the reclassification of tax-related cash flows in our consolidated statements of cash flows has been applied prospectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2016:

ASC	Description	Date of Adoption	Effect on Financial Statements
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
		January 1, 2016	The adoption of this update resulted in reclassification adjustments to our consolidated balance sheets but had no effect on our financial position or results of operations.

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
January 1, 2018
We have determined that certain of our limited partnership and other equity investments are within the scope of this update. Our modified retrospective adoption of this update as of January 1, 2018 will result in a cumulative-effect increase to retained earnings of approximately $17 million with an offsetting decrease to accumulated other comprehensive income resulting in no impact to total stockholders' equity. Subsequent to adoption of this update, we may experience an increase in volatility in net investment income. In addition, we will be required to modify certain of our disclosures upon adoption.

ASC 815 "Derivatives and Hedge Accounting"
This update provides targeted improvements to accounting for hedging activities for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements, eases certain documentation and effectiveness assessment requirements, and enhances transparency through expanded disclosures. For cash flow and net investment hedges existing at the date of adoption, the guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted. The amended presentation and disclosure guidance is required prospectively. This update is effective for fiscal years beginning after December 15, 2018; however, early adoption is permitted.
January 1, 2018
We intend to early adopt this update. The adoption of this update will have no impact on our financial position or results of operations, however, it will simplify hedge documentation requirements, potentially expand available hedging strategies, and will expand disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 220 "Income Statement - Reporting Comprehensive Income"
This update allows entities to make an accounting policy election to reclassify the stranded tax effects arising as a result of the recognition of the enactment of the tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. Tax effects that are stranded in accumulated other comprehensive income for reasons other than the TCJA may not be reclassified. This update requires additional disclosures on whether an entity elects to reclassify the stranded tax effects and its policy for releasing tax effects from accumulated other comprehensive income. This guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate in the TCJA is recognized. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018; however, early adoption is permitted.
January 1, 2018
We intend to early adopt this update and will elect to reclassify stranded tax effects resulting from our enactment of the TCJA. We will apply the amendments as of January 1, 2018 or the beginning of the period of adoption. We expect this update to result in a decrease to our January 1, 2018 retained earnings within a range of $65 million to $85 million, with an offsetting increase to accumulated other comprehensive income, resulting in no impact to total stockholders' equity. In addition, we will be required to expand our disclosures.

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

	December 31, 2017		December 31, 2016

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions of dollars)
Assets
Fixed Maturity Securities	$45,457.8	$45,457.8	$44,217.3	$44,217.3
Mortgage Loans	2,213.2	2,306.2	2,038.9	2,122.2
Policy Loans	3,571.1	3,677.5	3,463.2	3,564.2
Other Long-term Investments
Derivatives	19.5	19.5	32.7	32.7
Equity Securities	11.7	11.7	1.2	1.2
Miscellaneous Long-term Investments	569.5	569.5	541.9	541.9

Liabilities
Policyholders' Funds
Deferred Annuity Products	$581.2	$581.2	$597.4	$597.4
Supplementary Contracts without Life Contingencies	603.3	603.3	608.8	608.8
Long-term Debt	2,738.4	3,048.7	2,999.4	3,175.8
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	350.0	350.0	350.0	350.0
Other Liabilities
Derivatives	52.2	52.2	52.8	52.8
Embedded Derivative in Modified Coinsurance Arrangement	15.9	15.9	46.7	46.7
Unfunded Commitments to Investment Partnerships	3.7	3.7	5.0	5.0

The methods and assumptions used to estimate fair values of financial instruments are discussed as follows.

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations. These financial instruments are classified within Level 2 of the fair value hierarchy.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,307.5 million and $3,206.1 million as of December 31, 2017 and 2016, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties. These financial instruments are classified within Level 3 of the fair value hierarchy.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Fair values for private equity partnerships are primarily derived from net asset values provided by the general partner in the partnerships' financial statements. Our private equity partnerships primarily invest in bank loans, general private equity, the financial services industry, railcar leasing, and mortgage loans. Distributions received from the private equity partnerships arise from income generated by the underlying investments as well as the proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

from liquidation of the underlying investments. Our private equity partnerships have a limited life and as of December 31, 2017, we estimate the partnerships to liquidate the underlying assets over the next one to ten years. These financial instruments are classified within Level 3 of the fair value hierarchy. Our shares of FHLB common stock are carried at cost, which approximates fair value. These financial instruments are considered restricted investments and are classified within Level 2 of the fair value hierarchy.

Policyholders' Funds: Policyholders' funds are comprised primarily of deferred annuity products and supplementary contracts without life contingencies and represent customer deposits plus interest credited at contract rates. Carrying amounts of these financial instruments approximate fair value. These financial instruments are classified within Level 3 of the fair value hierarchy.

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

Long-term Debt: Fair values for long-term debt are obtained from independent pricing services or discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. Debt instruments valued by pricing services using active trades for which there was current market activity in that specific debt instrument have fair values of $1,171.8 million and $709.8 million as of December 31, 2017 and 2016, respectively, and are classified within Level 1 of the fair value hierarchy. Debt instruments valued by pricing services that generally use observable inputs for securities or comparable securities in active markets in their valuation techniques have fair values of $1,876.9 million and $2,466.0 million as of December 31, 2017 and 2016, respectively, and are classified within Level 2 of the fair value hierarchy.

FHLB Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in fixed maturity securities. Carrying amounts approximate fair value and are classified within Level 2 of the fair value hierarchy.

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent amounts that we have committed to fund certain investment partnerships. These commitments are legally binding, subject to the partnerships meeting specified conditions. Carrying amounts of these financial instruments approximate fair value. These financial instruments are classified within Level 2 of the fair value hierarchy.

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

At December 31, 2017, approximately 9.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1, the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities.

The remaining 90.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below.

•
Approximately 77.6 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.  Level 2 assets or liabilities are those valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Approximately 2.5 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data, or on TRACE prices for identical or similar assets absent current market activity. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
Approximately 10.7 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.  Level 3 is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

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

Fair value measurements by input level for financial instruments carried at fair value are as follows:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$460.1	$1,022.4	$—	$1,482.5
States, Municipalities, and Political Subdivisions	—	2,336.9	—	2,336.9
Foreign Governments	—	863.9	—	863.9
Public Utilities	154.2	7,874.6	207.7	8,236.5
Mortgage/Asset-Backed Securities	—	1,973.6	—	1,973.6
All Other Corporate Bonds	3,556.1	25,816.2	1,150.1	30,522.4
Redeemable Preferred Stocks	—	19.2	22.8	42.0
Total Fixed Maturity Securities	4,170.4	39,906.8	1,380.6	45,457.8

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	19.5	—	19.5
Equity Securities	0.2	10.4	1.1	11.7

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$5.1	$—	$5.1
Foreign Exchange Contracts	—	46.9	—	46.9
Credit Default Swaps	—	0.2	—	0.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	15.9	15.9
Total Derivatives	—	52.2	15.9	68.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Year Ended December 31
	2017		2016
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$—	$—	$200.0	$—
Public Utilities	102.9	95.5	65.9	59.1
All Other Corporate Bonds	1,769.8	2,211.7	1,889.0	1,860.3
Total Fixed Maturity Securities	$1,872.7	$2,307.2	$2,154.9	$1,919.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$—	$—	$—	$—	$(89.5)	$—
Public Utilities	265.3	—	0.3	8.0	(4.8)	125.2	(186.3)	207.7
All Other Corporate Bonds	1,459.7	(0.6)	2.8	118.9	(149.2)	524.7	(806.2)	1,150.1
Redeemable Preferred Stocks	23.2	—	(0.4)	—	—	—	—	22.8
Total Fixed Maturity Securities	1,837.7	(0.6)	2.7	126.9	(154.0)	649.9	(1,082.0)	1,380.6

Equity Securities	1.2	—	—	—	—	—	(0.1)	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	30.8	—	—	—	—	—	(15.9)

	Year Ended December 31, 2016
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$122.2	$—	$1.9	$—	$(0.5)	$—	$(34.1)	$89.5
Foreign Governments	52.9	—	—	—	—	—	(52.9)	—
Public Utilities	274.1	—	(0.8)	—	(3.7)	157.6	(161.9)	265.3
All Other Corporate Bonds	1,408.2	1.4	6.9	115.9	(111.2)	792.8	(754.3)	1,459.7
Redeemable Preferred Stocks	23.8	—	(0.6)	—	—	—	—	23.2
Total Fixed Maturity Securities	1,881.2	1.4	7.4	115.9	(115.4)	950.4	(1,003.2)	1,837.7

Equity Securities	1.4	—	0.1	—	(0.3)	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(87.6)	40.9	—	—	—	—	—	(46.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each year end were $30.8 million and $40.9 million for the years ended December 31, 2017 and 2016, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2017
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$244.4	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (c) (d) (e)	0.20% - 0.20% / 0.20% 0.25% - 0.25% / 0.25% 0.12% - 6.25% / 0.50% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

	December 31, 2016
	Fair Value	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$310.4	Comparability Adjustment Discount for Size Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d) (e)	0.50% - 0.50% / 0.50% 0.50% - 0.50% / 0.50% 0.20% - 0.25% / 0.23% 0.20% - 6.04% / 0.70% Priced at Par
Equity Securities - Private	1.1	Market Convention	(e)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	Projected Liability Cash Flows	(f)	Actuarial Assumptions

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

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2017 and 2016, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,311.1	$176.1	$4.7	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	395.4	1.3	2,336.9
Foreign Governments	673.0	191.3	0.4	863.9
Public Utilities	6,952.7	1,296.4	12.6	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	105.1	4.7	1,973.6
All Other Corporate Bonds	26,988.7	3,633.5	99.8	30,522.4
Redeemable Preferred Stocks	39.0	3.0	—	42.0
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$123.5	$45,457.8

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,202.8	$183.1	$3.5	$1,382.4
States, Municipalities, and Political Subdivisions	1,868.0	294.8	4.8	2,158.0
Foreign Governments	714.8	199.9	—	914.7
Public Utilities	6,916.1	1,123.5	16.9	8,022.7
Mortgage/Asset-Backed Securities	2,104.9	134.7	9.2	2,230.4
All Other Corporate Bonds	26,707.1	2,944.0	183.9	29,467.2
Redeemable Preferred Stocks	39.0	3.2	0.3	41.9
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$218.6	$44,217.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.9	$3.0	$58.8	$1.8
States, Municipalities, and Political Subdivisions	45.7	0.5	22.3	0.7
Foreign Governments	13.2	0.4	—	—
Public Utilities	213.2	7.9	133.5	4.7
Mortgage/Asset-Backed Securities	252.5	1.4	144.7	3.3
All Other Corporate Bonds	1,355.1	26.8	785.2	73.0
Total Fixed Maturity Securities	$2,037.6	$40.0	$1,144.5	$83.5

	December 31, 2016
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$132.8	$3.5	$—	$—
States, Municipalities, and Political Subdivisions	132.2	4.8	—	—
Public Utilities	260.2	15.3	15.6	1.6
Mortgage/Asset-Backed Securities	513.2	9.1	0.8	0.1
All Other Corporate Bonds	3,621.0	122.1	774.7	61.8
Redeemable Preferred Stocks	7.9	0.1	10.8	0.2
Total Fixed Maturity Securities	$4,667.3	$154.9	$801.9	$63.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,625.1	$30.9	$1,638.8	$3.1	$14.1
Over 1 year through 5 years	5,579.9	453.6	5,810.9	18.5	204.1
Over 5 years through 10 years	12,091.1	1,169.8	11,916.5	53.2	1,291.2
Over 10 years	18,611.2	4,041.4	21,333.1	44.0	1,275.5
	37,907.3	5,695.7	40,699.3	118.8	2,784.9
Mortgage/Asset-Backed Securities	1,873.2	105.1	1,576.4	4.7	397.2
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$42,275.7	$123.5	$3,182.1

	December 31, 2016
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,338.8	$28.6	$1,355.6	$—	$11.8
Over 1 year through 5 years	6,231.0	553.5	6,605.6	8.2	170.7
Over 5 years through 10 years	10,991.6	843.8	9,336.2	82.8	2,416.4
Over 10 years	18,886.4	3,322.6	19,734.3	118.4	2,356.3
	37,447.8	4,748.5	37,031.7	209.4	4,955.2
Mortgage/Asset-Backed Securities	2,104.9	134.7	1,716.4	9.2	514.0
Total Fixed Maturity Securities	$39,552.7	$4,883.2	$38,748.1	$218.6	$5,469.2

At December 31, 2017, the fair value of investment-grade fixed maturity securities was $42,093.5 million, with a gross unrealized gain of $5,628.1 million and a gross unrealized loss of $66.5 million. The gross unrealized loss on investment-grade fixed maturity securities was 53.8 percent of the total gross unrealized loss on fixed maturity securities. Unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities.

At December 31, 2017, the fair value of below-investment-grade fixed maturity securities was $3,364.3 million, with a gross unrealized gain of $172.7 million and a gross unrealized loss of $57.0 million. The gross unrealized loss on below-investment-grade fixed maturity securities was 46.2 percent of the total gross unrealized loss on fixed maturity securities. Generally, below-investment-grade fixed maturity securities are more likely to develop credit concerns than investment-grade securities. At December 31, 2017, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2017, we held 226 individual investment-grade fixed maturity securities and 47 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 134 investment-grade fixed maturity securities and 21 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of December 31, 2017 and 2016, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2017, we had commitments of $41.8 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of December 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $535.4 million, comprised of $128.2 million of tax credit partnerships and $407.2 million of private equity partnerships. At December 31, 2016, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $509.3 million, comprised of $165.2 million of tax credit partnerships and $344.1 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Income Tax Credits	$41.8	$41.8	$41.8
Amortization, Net of Tax	(23.2)	(23.2)	(23.3)
Income Tax Benefit	$18.6	$18.6	$18.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $3.7 million of unfunded unconditional commitments at December 31, 2017. At December 31, 2017, we also have commitments of $356.9 million to fund certain private equity partnerships, the amount of which may or may not be funded.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $154.1 million and $151.9 million as of December 31, 2017 and 2016, respectively. The bond is reported as a component of fixed maturity securities in our consolidated balance sheets. At December 31, 2016, the trust also contained a private equity partnership which we contributed into the trust at the time it was established with a fair value of $1.0 million. During the first quarter of 2017, we received the final distribution from the private equity partnership and recorded a loss of $0.2 million on the disposal. The loss is reported as a component of net realized investments gains and losses in our consolidated statements of income.

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

Mortgage loans by property type and geographic region are presented below.

	December 31
	2017		2016
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$360.0	16.3%	$288.4	14.1%
Industrial	601.2	27.2	573.6	28.1
Office	692.3	31.3	700.1	34.4
Retail	527.6	23.8	455.4	22.4
Other	32.1	1.4	21.4	1.0
Total	$2,213.2	100.0%	$2,038.9	100.0%

Region
New England	$56.1	2.5%	$72.7	3.6%
Mid-Atlantic	155.5	7.0	125.3	6.1
East North Central	282.0	12.8	230.1	11.3
West North Central	210.1	9.5	172.0	8.4
South Atlantic	494.4	22.3	438.3	21.5
East South Central	88.8	4.0	91.6	4.5
West South Central	247.4	11.2	268.7	13.2
Mountain	251.2	11.4	214.1	10.5
Pacific	427.7	19.3	426.1	20.9
Total	$2,213.2	100.0%	$2,038.9	100.0%

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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2017	2016
	(in millions of dollars)
Internal Rating
Aa	$0.4	$0.7
A	445.7	488.2
Baa	1,753.0	1,506.6
Ba	14.1	43.4
Total	$2,213.2	$2,038.9

Loan-to-Value Ratio
<= 65%	$1,101.7	$917.9
> 65% <= 75%	1,041.6	1,011.5
> 75% <= 85%	49.3	50.8
> 85%	20.6	58.7
Total	$2,213.2	$2,038.9

There were no troubled debt restructurings during 2017 or 2015. We had no realized losses on loan foreclosures for the years ended December 31, 2017, 2016, and 2015 other than any initial impairment loss recognized prior to foreclosure. During 2016, we foreclosed on a mortgage loan with a carrying value of $5.4 million. We did not recognize a loss at foreclosure as the value of the underlying property exceeded the carrying value of the loan.

At December 31, 2017 and 2016, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. There was no activity in the allowance for credit losses for the years ended December 31, 2017 or 2016. We had one impaired mortgage loan during 2015 with a carrying value of $14.6 million in which we increased the allowance for credit losses by $0.5 million for a total allowance of $2.0 million and recognized a corresponding investment loss. The loan was repaid in a subsequent quarter of 2015, with an additional de minimis loss recognized at repayment at which time the $2.0 million allowance was charged off.

We did not hold any impaired mortgage loans during the year ended December 31, 2017. Our average investment in impaired mortgage loans was $2.2 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. We did not recognize any interest income during 2017 or 2016 on mortgage loans subsequent to impairment. Interest income recognized on mortgage loans subsequent to impairment was $0.6 million, for the year ended December 31, 2015.

At December 31, 2017, we had commitments of $45.3 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $159.2 million, for which we received collateral in the form of cash and securities of $30.5 million and $135.6 million, respectively. As of December 31, 2016, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $178.5 million, for which we received collateral in the form of cash and securities of $29.9 million and $155.3 million, respectively. We had no outstanding repurchase agreements at December 31, 2017 or 2016.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2017	2016
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$0.2	$0.1
Public Utilities	0.5	0.1
All Other Corporate Bonds	29.8	29.7
Total Borrowings	30.5	29.9
Gross Amount of Recognized Liability for Securities Lending Transactions	30.5	29.9
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. As of December 31, 2017 and 2016, we owned $34.1 million and $31.6 million of FHLB common stock, respectively. Advances from the regional FHLBs for the purpose of purchasing fixed maturity securities totaled $350.0 million as of December 31, 2017 and 2016. The carrying values of fixed maturity securities and commercial mortgage loans posted as collateral to the regional FHLBs were $213.3 million and $331.5 million, respectively as of December 31, 2017, and $323.7 million and $288.5 million, respectively as of December 31, 2016. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs.

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

	December 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.5	$—	$19.5	$(4.2)	$(15.3)	$—
Securities Lending	159.2	—	159.2	(128.7)	(30.5)	—
Total	$178.7	$—	$178.7	$(132.9)	$(45.8)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(42.9)	$—	$9.3
Securities Lending	30.5	—	30.5	(30.5)	—	—
Total	$82.7	$—	$82.7	$(73.4)	$—	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

	December 31, 2016
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$32.7	$—	$32.7	$(7.3)	$(25.4)	$—
Securities Lending	178.5	—	178.5	(148.6)	(29.9)	—
Total	$211.2	$—	$211.2	$(155.9)	$(55.3)	$—

Financial Liabilities:
Derivatives	$52.8	$—	$52.8	$(37.6)	$—	$15.2
Securities Lending	29.9	—	29.9	(29.9)	—	—
Total	$82.7	$—	$82.7	$(67.5)	$—	$15.2

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Fixed Maturity Securities	$2,271.8	$2,293.9	$2,327.1
Derivatives	56.4	49.8	44.2
Mortgage Loans	104.2	114.0	114.0
Policy Loans	17.9	17.3	16.7
Other Long-term Investments	37.0	22.6	21.6
Short-term Investments	11.3	7.5	3.4
Gross Investment Income	2,498.6	2,505.1	2,527.0
Less Investment Expenses	32.8	31.9	31.2
Less Investment Income on Participation Fund Account Assets	14.1	14.2	14.6
Net Investment Income	$2,451.7	$2,459.0	$2,481.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$13.8	$34.3	$23.8
Gross Losses on Sales	(4.4)	(17.2)	(25.6)
Other-Than-Temporary Impairment Loss	(8.1)	(30.5)	(32.4)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	9.4	5.5	16.0
Gross Losses on Sales	(0.2)	(0.7)	(0.1)
Impairment Loss	(0.9)	(5.7)	(5.9)
Embedded Derivative in Modified Coinsurance Arrangement	30.8	40.9	(37.7)
All Other Derivatives	(0.1)	(1.5)	35.7
Foreign Currency Transactions	—	(0.9)	(17.6)
Net Realized Investment Gain (Loss)	$40.3	$24.2	$(43.8)

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

•
Interest rate swap was used to effectively convert certain of our floating rate, long-term debt into fixed rate long-term debt. Under this swap agreement, we received a variable rate of interest and paid a fixed rate of interest.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2017, we had no credit exposure on derivatives. We held cash collateral from our counterparties of $15.7 million and $26.1 million at December 31, 2017 and 2016, respectively. We post either fixed maturity securities or cash as collateral to our counterparties. The carrying value of fixed maturity securities posted as collateral to our counterparties was $46.4 million and $35.2 million at December 31, 2017 and 2016, respectively. We had no cash posted as collateral to our counterparties at December 31, 2017 and 2016. See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $52.2 million and $52.8 million at December 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2014	$150.0	$840.4	$600.0	$97.0	$—	$1,687.4
Additions	—	—	—	2.0	94.0	96.0
Terminations	—	190.1	—	29.0	94.0	313.1
Balance at December 31, 2015	150.0	650.3	600.0	70.0	—	1,470.3
Additions	3.5	—	—	—	30.0	33.5
Terminations	48.0	33.8	350.0	—	20.0	451.8
Balance at December 31, 2016	105.5	616.5	250.0	70.0	10.0	1,052.0
Additions	—	26.4	—	—	65.7	92.1
Terminations	57.5	106.4	—	—	75.7	239.6
Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5

Cash Flow Hedges

As of December 31, 2017 and 2016, we had $343.9 million and $394.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the fourth quarter of 2015, the remaining principal balance of the U.S. dollar-denominated debt issued by one of our U.K. subsidiaries matured, at which time we terminated the related foreign currency swaps with a notional amount of $150.0 million and reclassified the cash flow hedge gain of $8.2 million from accumulated other comprehensive income to realized investment gain in our consolidated statements of income. We also reclassified the remaining deferred cash flow hedge gain of $27.7 million from previously terminated derivatives associated with the hedge of this debt from accumulated other comprehensive income to realized investment gain. See Note 8.

For the years ended December 31, 2017, 2016, and 2015 there was no material ineffectiveness related to our cash flow hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness.

As of December 31, 2017, we expect to amortize approximately $63.6 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2017, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2017 and 2016, we had $48.0 million and $102.0 million, respectively, notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

loss of $3.2 million, $5.9 million, and $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, with an offsetting gain on the related interest rate swaps. During 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of December 31, 2017 and 2016, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain of $1.4 million, $2.8 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, with an offsetting loss on the related interest rate swaps. During 2016, $350.0 million notional amount of receive fixed, pay variable interest rate swaps matured in conjunction with the maturity of the $350.0 million hedged fixed rate debt. See Note 8.

For the years ended December 31, 2017, 2016, and 2015, there was no material ineffectiveness related to our fair value hedges, and no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2017 and 2016, we held $192.6 million and $222.4 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of December 31, 2017 and 2016, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2016, we held $3.5 million notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount during 2016. This swap effectively converted Starmount's floating rate long-term debt into fixed rate debt. During the second quarter of 2017, we purchased and retired the debt and terminated the interest rate swap. We recorded a loss of $0.1 million on the swap termination in our consolidated statements of income as a component of net realized investment gains and losses.  See Note 8.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps	Other L-T Investments	$—	Other Liabilities	$5.1
Foreign Exchange Contracts	Other L-T Investments	19.5	Other Liabilities	19.4
Total		$19.5		$24.5

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.2
Foreign Exchange Contracts			Other Liabilities	27.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	15.9
Total				$43.6

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Interest Rate Swaps and Forwards	Other L-T Investments	$—	Other Liabilities	$6.9
Foreign Exchange Contracts	Other L-T Investments	32.7	Other Liabilities	13.4
Total		$32.7		$20.3

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.4
Interest Rate Swaps			Other Liabilities	0.7
Foreign Exchange Contracts			Other Liabilities	31.4
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	46.7
Total				$79.2

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

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$(0.1)	$(0.7)
Foreign Exchange Contracts	(23.0)	(22.2)	68.1
Total	$(23.1)	$(22.3)	$67.4

Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net Investment Income
Interest Rate Swaps and Forwards	$59.0	$54.5	$50.2
Foreign Exchange Contracts	(1.2)	(1.1)	(1.6)
Net Realized Investment Gain (Loss)
Interest Rate Swaps	0.2	3.2	0.5
Foreign Exchange Contracts	(9.2)	(1.4)	36.1
Interest and Debt Expense
Interest Rate Swaps	(2.0)	(1.9)	(1.8)
Total	$46.8	$53.3	$83.4
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.4)	$(0.9)	$0.1
Interest Rate Swaps	(0.1)	0.4	—
Foreign Exchange Contracts	0.4	0.2	(0.3)
Embedded Derivative in Modified Coinsurance Arrangement	30.8	40.9	(37.7)
Total	$30.7	$40.6	$(37.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2014	$290.3	$391.0	$(113.4)	$(401.5)	$166.4
Other Comprehensive Income (Loss) Before Reclassifications	(114.7)	43.3	(60.2)	1.3	(130.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	28.7	(56.3)	—	7.6	(20.0)
Net Other Comprehensive Income (Loss)	(86.0)	(13.0)	(60.2)	8.9	(150.3)
Balance at December 31, 2015	204.3	378.0	(173.6)	(392.6)	16.1
Other Comprehensive Income (Loss) Before Reclassifications	226.5	(15.8)	(180.4)	(82.8)	(52.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	9.8	(34.7)	—	10.3	(14.6)
Net Other Comprehensive Income (Loss)	236.3	(50.5)	(180.4)	(72.5)	(67.1)
Balance at December 31, 2016	440.6	327.5	(354.0)	(465.1)	(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	176.7	(14.7)	99.5	(55.9)	205.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(9.5)	(30.5)	—	12.9	(27.1)
Net Other Comprehensive Income (Loss)	167.2	(45.2)	99.5	(43.0)	178.5
Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5

The net unrealized gain on securities consists of the following components:

	December 31				Change for the Year Ended December 31
	2017	2016	2015	2014	2017	2016	2015
	(in millions of dollars)
Fixed Maturity Securities	$5,677.3	$4,664.6	$3,695.7	$6,261.5	$1,012.7	$968.9	$(2,565.8)
Other Investments	14.4	(22.7)	(33.7)	13.9	37.1	11.0	(47.6)
Deferred Acquisition Costs	(51.4)	(38.9)	(29.4)	(50.8)	(12.5)	(9.5)	21.4
Reserves for Future Policy and Contract Benefits	(5,094.7)	(4,253.2)	(3,578.4)	(6,150.3)	(841.5)	(674.8)	2,571.9
Reinsurance Recoverable	375.8	321.3	263.2	365.0	54.5	58.1	(101.8)
Income Tax	(313.6)	(230.5)	(113.1)	(149.0)	(83.1)	(117.4)	35.9
Total	$607.8	$440.6	$204.3	$290.3	$167.2	$236.3	$(86.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$22.7	$15.3	$(12.2)
Other-Than-Temporary Impairment Loss	(8.1)	(30.5)	(32.4)
	14.6	(15.2)	(44.6)
Income Tax Expense (Benefit)	5.1	(5.4)	(15.9)
Total	$9.5	$(9.8)	$(28.7)

Net Gain on Cash Flow Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$59.0	$54.5	$50.2
Loss on Foreign Exchange Contracts	(1.2)	(1.1)	(1.6)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.2	3.2	0.5
Gain (Loss) on Foreign Exchange Contracts	(9.2)	(1.4)	36.1
Interest and Debt Expense
Loss on Interest Rate Swaps	(2.0)	(1.9)	(1.8)
	46.8	53.3	83.4
Income Tax Expense	16.3	18.6	27.1
Total	$30.5	$34.7	$56.3

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(20.3)	$(16.3)	$(11.9)
Amortization of Prior Service Credit	0.7	0.5	0.3
	(19.6)	(15.8)	(11.6)
Income Tax Benefit	(6.7)	(5.5)	(4.0)
Total	$(12.9)	$(10.3)	$(7.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2017	2016	2015
	(in millions of dollars)
Balance at January 1	$23,249.5	$23,796.1	$24,194.0
Less Reinsurance Recoverable	2,163.6	2,064.6	2,066.9
Net Balance at January 1	21,085.9	21,731.5	22,127.1

Incurred Related to
Current Year	5,422.9	5,243.0	5,058.1
Prior Years
Interest	1,089.7	1,136.7	1,177.6
All Other Incurred	(158.2)	(198.3)	(111.6)
Foreign Currency	167.5	(340.2)	(119.5)
Total Incurred	6,521.9	5,841.2	6,004.6

Paid Related to
Current Year	(2,156.9)	(2,035.4)	(1,853.7)
Prior Years	(4,410.9)	(4,451.4)	(4,546.5)
Total Paid	(6,567.8)	(6,486.8)	(6,400.2)

Net Balance at December 31	21,040.0	21,085.9	21,731.5
Plus Reinsurance Recoverable	2,182.0	2,163.6	2,064.6
Balance at December 31	$23,222.0	$23,249.5	$23,796.1

The majority of the net balances are related to disability claims with long-tail payouts on which interest earned on assets backing liabilities is an integral part of pricing and reserving. Interest accrued on prior year reserves has been calculated on the opening reserve balance less one-half of the year’s claim payments relative to prior years at our average reserve discount rate for the respective periods.

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart includes the reserve adjustment as discussed in the following paragraphs, which impacts the comparability of 2017 to the other years presented. Excluding that adjustment, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

2017 Unclaimed Death Benefits Reserve Increase

Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration's Death Master File to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimated would be paid under this initiative, and as such, established additional reserves for payment of these benefits.

Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states.  In the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. Claim reserves were increased $18.5 million for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Unum US group life, $8.1 million for Unum US voluntary life, and $12.4 million for Colonial Life voluntary life, for a total reserve increase of $39.0 million before tax. The reserves established were attributed to prior years incurred claims, thereby impacting the results shown in the preceding chart.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2017	2016	2015
	(in millions of dollars)
Policy and Contract Benefits	$1,605.2	$1,507.9	$1,484.6
Reserves for Future Policy and Contract Benefits	45,601.6	44,245.9	43,540.6
Total	47,206.8	45,753.8	45,025.2
Less:
Life Reserves for Future Policy and Contract Benefits	8,231.3	8,078.2	7,946.3
Accident and Health Active Life Reserves	10,658.8	10,172.9	9,704.4
Adjustment Related to Unrealized Investment Gains and Losses	5,094.7	4,253.2	3,578.4
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,222.0	$23,249.5	$23,796.1
The adjustment related to unrealized investment gains and losses reflects the changes that would be necessary to policyholder liabilities if the unrealized investment gains and losses related to the corresponding available-for-sale securities had been realized. Changes in this adjustment are reported as a component of other comprehensive income or loss.

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Net Income	$409.8	$416.3	$371.2
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	—	(0.3)	(3.6)
Stockholders' Equity - Accumulated Other Comprehensive Income
Change in Net Unrealized Gain on Securities Before Adjustment	328.1	318.0	(892.5)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(245.0)	(200.6)	856.6
Change in Net Gain on Cash Flow Hedges	(24.4)	(25.4)	(4.3)
Change in Foreign Currency Translation Adjustment	—	—	(0.1)
Change in Unrecognized Pension and Postretirement Benefit Costs	(8.3)	(34.2)	3.2
Total	$460.2	$473.8	$330.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2017	2016	2015
Statutory Income Tax	35.0%	35.0%	35.0%
Foreign Rate Differential, Inclusive of Foreign Rate Changes	(1.1)	(2.2)	(2.5)
U.S. Deferred Tax Liability Remeasurement	(7.0)	—	—
Deemed Repatriation Tax on Foreign Earnings and Profit (E&P)	4.7	—	—
Tax Credits	(1.5)	(1.6)	(1.4)
Other Items, Net	(0.9)	(0.3)	(1.1)
Effective Tax	29.2%	30.9%	30.0%

Our net deferred tax liability consists of the following:

	December 31
	2017	2016
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$118.6	$174.9
Fixed Assets	52.8	80.7
Invested Assets	1,074.0	1,427.6
Other	42.3	63.2
Gross Deferred Tax Liability	1,287.7	1,746.4

Deferred Tax Asset
Reserves	908.0	1,308.5
Employee Benefits	188.7	307.4
Other	12.3	17.4
Gross Deferred Tax Asset	1,109.0	1,633.3
Less: Valuation Allowance	20.3	17.2
Net Deferred Tax Asset	1,088.7	1,616.1
Net Deferred Tax Liability	$199.0	$130.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Income Before Tax
Domestic	$1,289.0	$1,215.8	$1,057.8
Foreign	115.0	131.9	180.5
Total	$1,404.0	$1,347.7	$1,238.3

Current Tax Expense (Benefit)
Federal	$374.9	$414.8	$280.5
State and Local	0.4	0.3	—
Foreign	26.0	(29.4)	61.6
Total	401.3	385.7	342.1

Deferred Tax Expense (Benefit)
Federal	14.2	(14.6)	56.9
State and Local	(0.3)	(2.1)	—
Foreign	(5.4)	47.3	(27.8)
Total	8.5	30.6	29.1

Total	$409.8	$416.3	$371.2

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Although the TCJA's 21 percent corporate tax rate will become effective on January 1, 2018, we are required to adjust deferred tax assets and liabilities through continuing operations on the date of enactment. As a result, in 2017 we recorded an income tax benefit of $97.9 million for the TCJA's corporate tax rate reduction and an income tax expense of $66.4 million for the deemed repatriation transition tax on accumulated foreign E&P.

TCJA brought a large number of complex changes to many areas of the tax code. The final impacts of the TCJA, including the deemed repatriation transition tax and deferred tax liability revaluation, may differ from current estimates due to changes in interpretations of the legislation, changes in accounting standards or related interpretations in response to TCJA, or updates or changes in the estimates used to calculate the impacts of TCJA. The Securities and Exchange Commission has issued rules that allow for a one year measurement period after the enactment date of TCJA to finalize the calculation and recording of the related tax impacts. We anticipate finalizing and recording any adjustments to our initial estimates during 2018. Effective January 1, 2018 the TCJA creates a U.S. shareholder tax on certain foreign subsidiary income above a routine equity return on tangible depreciable business assets, or a tax on Global Intangible Low-taxed Income (GILTI). The FASB has provided additional guidance to address the accounting effects of GILTI, requiring companies to elect to either recognize deferred taxes related to GILTI or include in tax expense in the period incurred. We have elected to treat GILTI as a period cost.

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

At December 31, 2016, the unremitted earnings of our non-U.S. subsidiaries were considered to be permanently invested in the ongoing operations of our non-U.S. subsidiaries and therefore we did not provide U.S. deferred taxes on those cumulative earnings. Under the TCJA, a territorial tax system was adopted that requires a one-time deemed repatriation tax on accumulated foreign E&P. Future repatriation of foreign E&P subject to the one-time deemed repatriation tax will not be subject to further

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

U.S. taxation other than tax on the foreign currency translation gain or loss. We view the investment in our non-U.S. subsidiaries as permanent, and therefore, as of December 31, 2017, we have not recorded a deferred tax liability on approximately $0.7 billion of the excess of the U.S. GAAP carrying values over the tax basis of investments in our non-U.S. subsidiaries.

Our consolidated statements of income include the following changes in unrecognized tax benefits:

	December 31
	2017	2016	2015
	(in millions of dollars)
Balance at Beginning of Year	$1.5	$0.8	$19.8
Additions for Tax Positions Related to Prior Years	—	0.7	—
Additions for Tax Positions Related to Current Year	—	—	—
Settlements with Tax Authorities	—	—	(19.0)
Lapse of the Applicable Statute of Limitations	(0.1)	—	—
Balance at End of Year	1.4	1.5	0.8
Less Tax Attributable to Temporary Items Included Above	—	—	—
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$1.4	$1.5	$0.8

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. We recognized a de minimis amount of interest expense related to unrecognized tax benefits during 2017 and 2016. We recognized a reduction in interest expense related to unrecognized tax benefits of $1.0 million during 2015. We held a de minimis liability in our consolidated balance sheets for accrued interest and penalties related to unrecognized tax benefits at December 31, 2017, 2016, and 2015. There are no positions for which it is reasonably possible that unrecognized tax benefits could materially increase or decrease within the next 12 months.

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

Tax years subsequent to 2013 remain subject to examination by the IRS, and tax years subsequent to 2015 remain subject to examination in major foreign jurisdictions. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2012 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years. Tax years subsequent to 2009 remain subject to examination in California.

As of the date of the acquisition of Starmount in 2016, we recorded a net operating loss carryforward of $2.5 million and an alternative minimum tax credit carryforward of $0.6 million. There was no net operating loss carryforward remaining as of December 31, 2017 and there was $1.3 million remaining at December 31, 2016. There was no alternative minimum tax credit carryforward remaining at December 31, 2017 and there was $0.6 million remaining at December 31, 2016. During 2017, we recorded a capital loss carryforward of $0.7 million, which will expire in 2022, related to Starmount, which files a separate company tax return from the Unum Group consolidated tax return. We have net operating loss carryforwards for state and local income tax of approximately $160 million which will expire between 2018 and 2037.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $20.3 million and $17.2 million at December 31, 2017 and 2016, respectively. We recorded a cumulative deferred tax asset for future state income tax benefits of $22.0 million and $18.7 million, net of federal tax benefits, as of December 31, 2017 and 2016, respectively, and recorded a corresponding valuation allowance of $19.3 million and $16.3 million, respectively, to reduce the deferred tax asset to the amount that is more likely than not to be realized. The remaining of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

our valuation allowance as of December 31, 2017 and 2016 relates to unrealized tax losses on buildings which we own and occupy in the U.K.

Total income taxes paid net of refunds during 2017, 2016, and 2015 were $377.0 million, $384.3 million, and $189.1 million, respectively.

Note 8 - Debt

Debt consists of the following:

			December 31
			2017	2016
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Secured Notes issued 2007	Variable	2037	$200.0	$260.0
Senior Secured Notes acquired 2016	Variable	2038	—	3.5
Senior Notes issued 1998	7.000%	2018	—	200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	350.0
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedge Adjustment			(4.5)	(3.1)
Less:
Unamortized Net Premium			9.7	9.8
Unamortized Debt Issuance Costs			(24.4)	(28.4)
Total Long-term Debt			2,738.4	2,999.4

Short-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	200.0	—
Less Unamortized Debt Issuance Costs			(0.1)	—
Total Short-term Debt			199.9	—

Total Debt			$2,938.3	$2,999.4

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

The aggregate contractual principal maturities are $200.0 million in 2018, $400.0 million in 2020, $350.0 million in 2021, and $2,007.6 million thereafter.

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

Recourse for the payment of principal, interest and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2017, the amount in the DSCA was $40.9 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. During 2017, 2016, and 2015, Northwind Holdings made principal payments of $60.0 million, $64.0 million, and $74.4 million, respectively, on the Northwind notes.

In June 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount Life Insurance Company. In conjunction with this retirement, we also terminated the interest rate swap associated with the hedge of these notes and recorded a $0.1 million loss in our consolidated statements of income as a component of net realized investment gains and losses. See Note 4 for further discussion on the interest rate swap.

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

The remaining $151.9 million balance of our 6.85% notes matured in November 2015.

Fair Value Hedges

As of December 31, 2017 and 2016, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. See Note 4 for further information on the interest rate swap.

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2017, 2016, and 2015 was $154.4 million, $153.6 million, and $146.9 million, respectively.

Credit Facility

In March 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2017 and 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Amendments to Pension Plan

In 2017, we amended our U.S. qualified defined benefit pension plan by modifying the qualified pre-retirement survivor annuity form of payment for married participants from a 67 percent joint and survivor annuity to a 100 percent joint and survivor benefit to the participant's spousal beneficiary in the event a participant pre-deceased prior to reaching pension eligibility and affirmatively electing a form of benefit. This amendment is effective January 1, 2018. As a result of this amendment, we recognized an increase in the net pension liability of $7.6 million, with a corresponding prior service cost included in accumulated other comprehensive income.

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

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2017, the estimate of the average remaining life expectancy of the plans was approximately 25 years for the U.S. plan and 32 years for U.K. plan.

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,955.3	$1,808.2	$223.0	$203.8	$147.9	$160.4
Service Cost	7.9	7.0	—	—	—	—
Interest Cost	84.5	85.2	6.2	7.0	5.9	7.2
Plan Participant Contributions	—	—	—	—	0.2	4.0
Actuarial (Gain) Loss	159.3	123.6	1.7	55.0	(4.2)	(4.4)
Benefits and Expenses Paid	(77.7)	(68.7)	(8.3)	(4.5)	(10.3)	(15.6)
Plan Amendment	7.6	—	—	—	—	(3.7)
Change in Foreign Exchange Rates	—	—	21.2	(38.3)	—	—
Benefit Obligation at End of Year	$2,136.9	$1,955.3	$243.8	$223.0	$139.5	$147.9

Accumulated Benefit Obligation at December 31	$2,136.9	$1,955.3	$234.3	$213.4	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,454.1	$1,403.3	$228.4	$231.5	$10.8	$11.2
Actual Return on Plan Assets	198.5	112.3	11.6	42.5	0.1	0.1
Employer Contributions	7.7	7.2	—	—	9.7	11.1
Plan Participant Contributions	—	—	—	—	0.2	4.0
Benefits and Expenses Paid	(77.7)	(68.7)	(8.3)	(4.5)	(10.3)	(15.6)
Change in Foreign Exchange Rates	—	—	21.8	(41.1)	—	—
Fair Value of Plan Assets at End of Year	$1,582.6	$1,454.1	$253.5	$228.4	$10.5	$10.8

Underfunded (Overfunded) Status	$554.3	$501.2	$(9.7)	$(5.4)	$129.0	$137.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2017 and 2016 are as follows. Certain prior year amounts have been reclassified to conform to current presentation.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Current Liability	$7.2	$7.0	$—	$—	$1.2	$2.3
Noncurrent Liability	547.1	494.2	—	—	127.8	134.8
Noncurrent Asset	—	—	(9.7)	(5.4)	—	—
Underfunded (Overfunded) Status	$554.3	$501.2	$(9.7)	$(5.4)	$129.0	$137.1

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(746.4)	$(702.1)	$(46.3)	$(44.0)	$13.7	$10.1
Prior Service Credit	(0.7)	7.2	—	—	3.5	3.9
	(747.1)	(694.9)	(46.3)	(44.0)	17.2	14.0
Income Tax	251.8	243.6	11.6	10.9	4.7	5.3
Total Included in Accumulated Other Comprehensive Income (Loss)	$(495.3)	$(451.3)	$(34.7)	$(33.1)	$21.9	$19.3

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2017 and 2016.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(451.3)	$(387.9)	$(33.1)	$(19.2)	$19.3	$14.5
Net Actuarial Gain (Loss)
Amortization	19.6	16.2	0.7	0.1	—	—
All Other Changes	(63.9)	(114.1)	(3.0)	(16.0)	3.6	3.9
Prior Service Credit (Cost)
Amortization	(0.3)	(0.3)	—	—	(0.4)	(0.2)
Plan Amendment	(7.6)	—	—	—	—	3.7
Change in Income Tax	8.2	34.8	0.7	2.0	(0.6)	(2.6)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(495.3)	$(451.3)	$(34.7)	$(33.1)	$21.9	$19.3

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic, international, global, and emerging market equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are benchmarked against the respective indices specified below. International and global equity funds may allocate a certain percentage of assets to forward currency contracts. Fixed income securities include U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits consist of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

later sell those investments for a gain. Real estate investments consist primarily of funds that hold commercial real estate investments. Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, futures contracts, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 36 percent to equity securities, 40 percent to fixed income securities, and 24 percent to opportunistic credits, alternative, and real estate investments.

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

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$103.3	$103.3
U.S. Small Cap	45.2	—	—	—	45.2
Global	—	—	—	325.9	325.9
International	—	—	—	35.7	35.7
Emerging Markets	—	—	—	61.5	61.5
Fixed Income Securities:
U.S. Government and Agencies	248.5	11.9	—	—	260.4
Corporate	—	335.5	—	—	335.5
State and Municipal Securities	—	6.3	—	—	6.3
Opportunistic Credits	—	—	—	193.3	193.3
Real Estate	—	—	—	96.1	96.1
Alternative Investments:
Private Equity Direct Investments	—	—	—	45.1	45.1
Private Equity Funds of Funds	—	—	—	34.5	34.5
Hedge Funds of Funds	—	—	—	0.2	0.2
Cash Equivalents	32.0	—	—	—	32.0
Total Invested Assets	$325.7	$353.7	$—	$895.6	$1,575.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$85.5	$85.5
U.S. Small Cap	50.2	—	—	—	50.2
Global	—	—	—	259.7	259.7
International	—	—	—	26.3	26.3
Emerging Markets	—	—	—	49.6	49.6
Fixed Income Securities:
U.S. Government and Agencies	227.8	11.1	—	—	238.9
Corporate	—	303.6	—	—	303.6
State and Municipal Securities	—	2.0	—	—	2.0
Opportunistic Credits	—	—	—	181.8	181.8
Real Estate	—	—	—	88.9	88.9
Alternative Investments:
Private Equity Direct Investments	—	—	—	37.4	37.4
Private Equity Funds of Funds	—	—	—	32.0	32.0
Hedge Funds of Funds	—	—	—	72.1	72.1
Cash Equivalents	21.2	—	—	—	21.2
Total Invested Assets	$299.2	$316.7	$—	$833.3	$1,449.2

Level 1 investments consist of individual holdings and funds that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of individual holdings that are valued using observable inputs through market corroborated pricing.

Certain equity, opportunistic credit, and real estate investments are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2017 or 2016. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2017 or 2016. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund. Redemptions on the hedge funds of funds can be made on either a quarterly or bi-annual basis, depending on the fund, with prior notice of at least 90 calendar days.

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

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$154.7	$154.7
Fixed Interest and Index-linked Securities	98.4	—	—	—	98.4
Cash Equivalents	0.4	—	—	—	0.4
Total Plan Assets	$98.8	$—	$—	$154.7	$253.5

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$140.1	$140.1
Fixed Interest and Index-linked Securities	79.9	—	—	7.5	87.4
Cash Equivalents	0.9	—	—	—	0.9
Total Plan Assets	$80.8	$—	$—	$147.6	$228.4

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Diversified growth assets and certain fixed interest and index-linked securities are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2017 or 2016. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.5	$10.5

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.8	$10.8

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.8	$0.1	$9.9	$(10.3)	$10.5

	Year Ended December 31, 2016
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$11.2	$0.1	$15.1	$(15.6)	$10.8

For the years ended December 31, 2017 and 2016, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2017 or 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2017	2016	2017	2016	2017	2016
Benefit Obligations
Discount Rate	3.80%	4.40%	2.50%	2.70%	3.70%	4.20%
Rate of Compensation Increase	N/A	N/A	3.70%	3.80%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	4.40%	4.80%	2.70%	3.80%	4.20%	4.70%
Expected Return on Plan Assets	7.25%	7.50%	3.90%	4.90%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	3.80%	3.60%	N/A	N/A

We set the discount rate assumption annually for each of our retirement-related benefit plans at the measurement date to reflect the yield on a portfolio of high quality fixed income corporate debt instruments matched against the projected cash flows for future benefits.

Our long-term rate of return on plan assets assumption is selected from a range of probable return outcomes from an analysis of the asset portfolio.  Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The methodology underlying the return assumption includes the various elements of the expected return for each asset class such as long-term rates of return, volatility of returns, and the correlation of returns between various asset classes. The expected return for the total portfolio is calculated based on the plan's strategic asset allocation.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition.

Our mortality rate assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables.

The expected return assumption for the life insurance reserve for our OPEB plan at December 31, 2017 and 2016 is 5.75 percent, which is based on full investment in fixed income securities with an average book yield of 4.76 percent and 4.99 percent in 2017 and 2016, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2017 and 2016, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.00 percent for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2024 for measurement at December 31, 2017 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions of dollars)
Service Cost	$7.9	$7.0	$3.8	$—	$—	$—	$—	$—	$—
Interest Cost	84.5	85.2	82.2	6.2	7.0	7.9	5.9	7.2	7.2
Expected Return on Plan Assets	(103.1)	(102.8)	(108.9)	(8.8)	(10.0)	(12.4)	(0.6)	(0.6)	(0.7)
Amortization of:
Net Actuarial Loss	19.6	16.2	11.6	0.7	0.1	0.3	—	—	—
Prior Service Credit	(0.3)	(0.3)	—	—	—	—	(0.4)	(0.2)	(0.3)
Plan Amendment	—	—	—	—	—	—	—	0.9	—
Total Net Periodic Benefit Cost	$8.6	$5.3	$(11.3)	$(1.9)	$(2.9)	$(4.2)	$4.9	$7.3	$6.2

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2017 would have increased (decreased) the service cost and interest cost by a de minimis amount, respectively, and the postretirement benefit obligation by $0.7 million and $(0.7) million, respectively.

The unrecognized net actuarial loss and the prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2018 is $22.3 million and $0.2 million before tax, respectively.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2018	$74.7	$5.2	$12.1	$0.2	$11.9
2019	77.2	5.3	11.9	0.2	11.7
2020	80.7	5.7	11.5	0.2	11.3
2021	84.5	5.9	11.2	0.2	11.0
2022	87.8	6.3	10.7	0.2	10.5
2023-2027	497.4	36.7	46.1	0.5	45.6

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2017 and made a de minimis amount of voluntary contributions during 2017. We do not expect to make any contributions in 2018. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension plan because such contributions are determined under the minimum funding requirements as set forth in ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

We made no contributions to our U.K. plan during 2017, nor do we expect to make any contributions in 2018, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. We match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and match additional employee contributions pound-for-pound up to 5.0 percent of base salary. We also make an additional non-elective contribution of 6.0 percent of base salary for all eligible employees and a separate transition contribution for all eligible employees who met certain age and years of service criteria as of March 31, 2016.

During the years ended December 31, 2017, 2016, and 2015, we recognized costs of $78.4 million, $72.2 million, and $71.5 million, respectively, for our U.S. defined contribution plan and $4.2 million, $4.9 million, and $5.7 million, respectively, for our U.K. defined contribution plan.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars, except share data)
Numerator
Net Income	$994.2	$931.4	$867.1

Denominator (000s)
Weighted Average Common Shares - Basic	226,492.4	235,445.7	246,986.7
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	842.8	533.5	868.0
Weighted Average Common Shares - Assuming Dilution	227,335.2	235,979.2	247,854.7

Net Income Per Common Share
Basic	$4.39	$3.96	$3.51
Assuming Dilution	$4.37	$3.95	$3.50

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $20.78 to $26.29; the nonvested restricted stock units have grant prices ranging from $27.85 to $53.94; and the nonvested performance share units have grant prices ranging from $27.85 to $49.86. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated a de minimis amount for the year ended December 31, 2017, and 0.4 million, and 0.3 million for the years ended December 31, 2016, and 2015, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	May 2017	May 2016	May 2015
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$750.0
Remaining Repurchase Amount at Year End 2017	$512.8	$—	$—

The May 2017 share repurchase program has an expiration date of November 25, 2018.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions)
Shares Repurchased	8.2	11.9	12.3
Cost of Shares Repurchased (1)	$400.4	$403.3	$426.7

(1) Includes commissions of $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2017 (the 2017 Plan), up to 17 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2017, approximately 16.9 million shares were available for future grants under the 2017 Plan.

Under the Stock Incentive Plan of 2012 (the 2012 Plan), which was terminated in May 2017 for the purposes of any further grants, up to 20 million shares of common stock were available for awards to our employees, officers, consultants, and directors.  Awards could be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

appreciation right, is counted as 1.76 shares. Awards granted before the termination of the 2012 Plan remain outstanding in accordance with the plan's terms. Stock options generally have a term of eight years after the date of grant and fully vest after three years.

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

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2016	429	$31.80
Granted	141	51.37
Vested	(232)	35.22
Forfeited	(7)	36.61
Outstanding at December 31, 2017	331	37.62

During 2017, 2016, and 2015, we issued PSUs with a weighted average grant date fair value per share of $51.37, $28.41, and $35.13, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the performance factor determined after the end of the performance periods. At December 31, 2017, the three-year performance period for the 2015 PSU grant was completed, but the performance factor had not yet been applied. Vested amounts in the preceding table represent vested PSUs for which the 2015 through 2017 performance factor will be applied during the first quarter of 2018, with distribution of the stock thereafter.

At December 31, 2017, we had approximately $5.9 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.4 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2017	2016	2015
Expected Volatility (based on our and our peer group historical daily stock prices)	24%	22%	22%
Expected Life (equals the performance period)	3.0 years	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	1.52%	0.88%	0.91%

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2016	878	$30.66
Granted	437	48.92
Vested	(411)	31.36
Forfeited	(33)	36.86
Outstanding at December 31, 2017	871	38.75

During 2017, 2016, and 2015, we issued RSUs with a weighted average grant date fair value per share of $48.92, $28.80, and $34.08, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2017, 2016, and 2015 was $13.3 million, $18.3 million, and $21.4 million, respectively. At December 31, 2017, we had $15.1 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Cash-Settled Awards

There were no outstanding cash-settled awards at December 31, 2017 and 2016. All cash-settled awards were fully vested at December 31, 2015. Fully vested awards not distributed in 2015 were paid in 2016.
The amount paid per unit awarded was equal to the price per share of Unum Group's common stock at settlement of the award, and as such, we measured the value of the award each reporting period based on the current stock price. The effects of changes in the stock price during the service period were recognized as compensation cost over the service period. Changes in the amount of the liability due to stock price changes after the service period were recognized as compensation cost during the period in which the changes occurred. At December 31, 2017, we had no unrecognized compensation cost related to cash-settled awards.

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars, except per unit data)
Weighted Average Grant Date Fair Value per Unit Granted	$—	$—	$33.92
Total Fair Value of Units Vested	$—	$—	$4.9
Total Fair Value of Units Paid	$—	$2.4	$2.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2016	517	$23.97
Exercised	(393)	24.00
Outstanding at December 31, 2017	124	23.86	2.0	$3.8

Exercisable at December 31, 2017	124	$23.86	2.0	$3.8

All outstanding stock options at December 31, 2017 have vested. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. At December 31, 2017, we had no unrecognized compensation cost related to stock options.

The intrinsic value of options exercised and fair value of options vested are as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Total Intrinsic Value of Options Exercised	$10.0	$3.4	$5.6
Total Fair Value of Options Vested	$—	$0.1	$1.1

There were no stock options granted in the years 2015 through 2017.

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Performance Share Units	$11.5	$6.6	$4.5
Restricted Stock Units and Cash-Settled Awards	17.5	14.9	18.6
Stock Options	—	—	0.2
Other	0.5	0.4	0.5
Total Compensation Expense, Before Income Tax	$29.5	$21.9	$23.8

Total Compensation Expense, Net of Income Tax	$19.5	$14.4	$15.7

Cash received under all share-based payment arrangements for the years ended December 31, 2017, 2016, and 2015 was $10.8 million, $8.5 million, and $6.4 million, respectively.

Note 12 - Reinsurance

Thirteen major companies account for approximately 91 percent of our reinsurance recoverable at December 31, 2017, and all are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately eight percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 12 - Reinsurance - Continued

trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Direct Premium Income	$8,677.2	$8,385.0	$8,151.9
Reinsurance Assumed	230.0	236.3	202.8
Reinsurance Ceded	(310.1)	(263.6)	(272.3)
Net Premium Income	$8,597.1	$8,357.7	$8,082.4

Ceded Benefits and Change in Reserves for Future Benefits	$655.4	$648.3	$662.7

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

The Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004, other than update features contractually allowable on existing policies. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.

Acquisitions of Business

In August 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (Starmount), for a total cash purchase price of $140.3 million plus contingent cash consideration of $10.0 million to be paid in two increments of $5.0 million each, at 18 and 24 months from the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount broadens our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products will be introduced in 2018 and will be reported in our Colonial Life segment.

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

Definitive Purchase Agreement

In January of 2018, we entered into a definitive agreement to acquire Pramerica Zycie TUiR SA ("Pramerica"), a financial protection benefits provider in Poland. The acquisition of Pramerica will expand our European presence, which we believe to be an attractive market for financial protection benefits. The transaction is expected to close by the end of 2018 subject to customary approvals and closing conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Segment information is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$1,749.6	$1,726.6	$1,644.7
Group Short-term Disability	639.8	626.1	607.4
Group Life and Accidental Death & Dismemberment
Group Life	1,467.5	1,410.0	1,347.4
Accidental Death & Dismemberment	147.5	140.3	131.7
Supplemental and Voluntary
Individual Disability	420.2	480.3	478.9
Voluntary Benefits	849.4	796.5	749.9
Dental and Vision	169.5	61.1	—
	5,443.5	5,240.9	4,960.0
Unum UK
Group Long-term Disability	340.3	355.2	397.4
Group Life	103.1	105.7	121.5
Supplemental	69.6	68.4	57.3
	513.0	529.3	576.2
Colonial Life
Accident, Sickness, and Disability	884.2	830.0	789.0
Life	300.4	273.8	252.4
Cancer and Critical Illness	326.8	313.3	297.2
	1,511.4	1,417.1	1,338.6
Closed Block
Individual Disability	471.8	521.9	572.4
Long-term Care	648.7	643.9	633.5
All Other	8.7	4.6	1.7
	1,129.2	1,170.4	1,207.6
Total Premium Income	$8,597.1	$8,357.7	$8,082.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2017

Premium Income	$5,443.5	$513.0	$1,511.4	$1,129.2	$—	$8,597.1
Net Investment Income	811.2	120.2	144.9	1,354.0	21.4	2,451.7
Other Income	113.2	0.7	1.1	79.8	2.9	197.7
Adjusted Operating Revenue	$6,367.9	$633.9	$1,657.4	$2,563.0	$24.3	$11,246.5

Adjusted Operating Income (Loss)	$1,009.5	$111.7	$325.0	$123.9	$(146.8)	$1,423.3
Interest and Debt Expense	$—	$—	$—	$6.7	$153.2	$159.9
Depreciation and Amortization	$371.3	$17.3	$239.9	$6.7	$0.9	$636.1

Year Ended December 31, 2016

Premium Income	$5,240.9	$529.3	$1,417.1	$1,170.4	$—	$8,357.7
Net Investment Income	828.7	118.1	141.5	1,352.2	18.5	2,459.0
Other Income	113.3	0.2	1.2	86.0	4.9	205.6
Adjusted Operating Revenue	$6,182.9	$647.6	$1,559.8	$2,608.6	$23.4	$11,022.3

Adjusted Operating Income (Loss)	$914.2	$128.6	$314.2	$129.5	$(163.0)	$1,323.5
Interest and Debt Expense	$—	$—	$—	$6.9	$159.1	$166.0
Depreciation and Amortization	$353.0	$16.4	$222.9	$6.9	$1.0	$600.2

Year Ended December 31, 2015

Premium Income	$4,960.0	$576.2	$1,338.6	$1,207.6	$—	$8,082.4
Net Investment Income	865.3	124.9	145.4	1,320.0	25.6	2,481.2
Other Income	119.2	—	0.1	89.3	2.9	211.5
Adjusted Operating Revenue	$5,944.5	$701.1	$1,484.1	$2,616.9	$28.5	$10,775.1

Adjusted Operating Income (Loss)	$850.0	$140.6	$309.1	$119.1	$(136.7)	$1,282.1
Interest and Debt Expense	$—	$—	$—	$6.6	$146.2	$152.8
Depreciation and Amortization	$347.0	$18.0	$214.6	$6.6	$0.9	$587.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

			Colonial
	Unum US	Unum UK	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2017
Beginning of Year	$1,176.5	$21.4	$896.3	$2,094.2
Capitalization	325.5	7.0	295.5	628.0
Amortization	(293.6)	(9.1)	(224.4)	(527.1)
Adjustment Related to Unrealized Investment Gains and Losses	(3.0)	—	(9.5)	(12.5)
Foreign Currency	—	2.0	—	2.0
End of Year	$1,205.4	$21.3	$957.9	$2,184.6

Year Ended December 31, 2016
Beginning of Year	$1,136.4	$27.1	$845.0	$2,008.5
Capitalization	314.1	8.2	270.1	592.4
Amortization	(275.2)	(9.7)	(208.1)	(493.0)
Adjustment Related to Unrealized Investment Gains and Losses	1.2	—	(10.7)	(9.5)
Foreign Currency	—	(4.2)	—	(4.2)
End of Year	$1,176.5	$21.4	$896.3	$2,094.2

Year Ended December 31, 2015
Beginning of Year	$1,096.5	$30.4	$774.4	$1,901.3
Capitalization	307.3	9.6	252.8	569.7
Amortization	(272.3)	(11.3)	(198.7)	(482.3)
Adjustment Related to Unrealized Investment Gains and Losses	4.9	—	16.5	21.4
Foreign Currency	—	(1.6)	—	(1.6)
End of Year	$1,136.4	$27.1	$845.0	$2,008.5

	December 31
	2017	2016
	(in millions of dollars)
Assets
Unum US	$18,109.1	$18,036.6
Unum UK	3,428.1	3,101.4
Colonial Life	4,184.1	3,923.2
Closed Block	35,051.2	33,734.3
Corporate	3,240.6	3,146.0
Total Assets	$64,013.1	$61,941.5

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum UK segment.

We report goodwill in our Unum US, Unum UK, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2017 and 2016, goodwill was $338.6 million and $335.1 million, respectively, with $271.1 million attributable to Unum US in each year, $39.8 million and $36.3 million, respectively, attributable to Unum UK, and $27.7 million attributable to Colonial Life in each year. Changes in the goodwill balance for our Unum UK segment result from fluctuation in foreign currency exchange rates.

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

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses and certain other items specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.  Effective December 31, 2017, we changed the naming convention of "operating revenue" to "adjusted operating revenue" and "operating income" to "adjusted operating income." The definition of these labels remains unchanged.

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

We previously excluded the amortization of prior period actuarial gains or losses, a component of the net periodic benefit cost for our pension and other postretirement benefit plans. Effective January 1, 2017, the amortization of prior period actuarial gains or losses is now reported as a component of "adjusted operating income" in the following chart. Amounts for periods prior to January 1, 2017 have been adjusted to conform to current year reporting.

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in Item 7 and Note 14 of the "Notes to the Consolidated Financial Statements" contained herein in this Item 8 for further discussion regarding the loss from a guaranty fund assessment and the unclaimed death benefit reserve increase.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Total Revenue	$11,286.8	$11,046.5	$10,731.3
Excluding:
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)
Adjusted Operating Revenue	$11,246.5	$11,022.3	$10,775.1

Income Before Income Tax	$1,404.0	$1,347.7	$1,238.3
Excluding:
Net Realized Investment Gain (Loss)	40.3	24.2	(43.8)
Loss from Guaranty Fund Assessment	(20.6)	—	—
Unclaimed Death Benefit Reserve Increase	(39.0)	—	—
Adjusted Operating Income	$1,423.3	$1,323.5	$1,282.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2017, the aggregate net minimum lease payments were $148.1 million payable as follows: $27.0 million in 2018, $24.7 million in 2019, $20.1 million in 2020, $15.9 million in 2021, $12.3 million in 2022, and $48.1 million thereafter. Rental expense for the years ended December 31, 2017, 2016, and 2015 was $54.2 million, $51.4 million, and $42.5 million, respectively.

At December 31, 2017, we had unfunded commitments of $444.0 million for certain of our investments, the amount of which may or may not be funded.

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
Miscellaneous Matters
Beginning in 2011, a number of state regulators began requiring insurers to cross-check specified insurance policies with the Social Security Administration’s Death Master File (SSDMF) to identify potential matches. If a potential match was identified, insurers were requested to determine if benefits were due, locate beneficiaries, and make payments where appropriate. We initiated this process where requested, and in 2012 we began implementing this process in all states on a forward-looking basis. In addition to implementing this on a forward-looking basis, in 2013 we began an initiative to search for potential claims from previous years. During 2013, we completed our assessment of benefits which we estimated would be paid under this initiative, and as such, established additional reserves for payment of these benefits.

Similar to other insurers, we are undergoing an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We have been cooperating fully with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

this examination, as well as with a Delaware Market Conduct examination involving the same issue. In the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states will compare insured data to the SSDMF to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current examination and/or similar investigations by other state jurisdictions may result in additional payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established. See Note 6 for further information regarding the reserves we established.

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

In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation, and the Pennsylvania
Insurance Commissioner, who was appointed as the Rehabilitator, filed petitions for liquidation with the Commonwealth Court of Pennsylvania. Under Pennsylvania law, payment of covered claims and other related insurance obligations are provided, within prescribed limits, by state guaranty associations. These guaranty associations assess fees to meet these obligations on insurance companies that sell insurance within the state, which are generally based on a company's pro rata portion of average premiums written or received for several years prior to the insolvency. Under Pennsylvania statutes, an insurer is declared insolvent only after it is placed under an order of liquidation by a court of competent jurisdiction with a finding for insolvency. In March 2017, a formal order of liquidation was issued, and as such, we were subject to an assessment by those guaranty associations that are responsible for policyholder claims, and accordingly accrued, in the first quarter of 2017, an estimated loss contingency of $13.4 million. This amount is net of expected recoverable premium tax offsets of $44.0 million and net of income tax of $7.2 million.

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

Fairwind, which is domiciled in the State of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $142 million and $213 million as of December 31, 2017 and 2016, respectively. The enactment of TCJA, which required the revaluation of the deferred tax asset at the new corporate rate of 21 percent, was the primary driver in the decline in the operating results and capital and surplus for Fairwind in 2017 compared to 2016. Northwind Re has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$807.4	$855.1	$653.7
Captive Reinsurers	$(137.1)	$48.4	$(56.3)

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$812.4	$884.6	$689.2
Captive Reinsurers	$(143.1)	$50.6	$(54.3)

	December 31
	2017	2016
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,448.3	$3,626.9
Captive Reinsurers	$1,606.9	$1,726.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information

As of January 1, 2016, Solvency II, a European Union directive that prescribes new capital requirements and risk management standards for the European insurance industry, replaced the previous capital requirements for Unum Limited. As derived from the most recent annual financial statements based on Solvency II requirements, regulatory net income and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £25.9 million and £242.8 million, respectively.

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The impacts of the TCJA, in particular the reduction of our admitted deferred tax assets due to the decrease in the U.S. corporate tax rate, have generally reduced our RBC ratios, however, the total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2017 is in excess of those RBC levels.

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

Based on the restrictions under current law, $796.6 million is available, without prior approval by regulatory authorities, during 2018 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from Unum Limited, subject to applicable insurance company regulations and capital guidance in the United Kingdom. We have £260.0 million available for the payment of dividends from Unum Limited during 2018, subject to regulatory approval.

Deposits

At December 31, 2017 and 2016, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $155.7 million and $194.9 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2017 and 2016:

	2017
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,158.4	$2,153.6	$2,142.2	$2,142.9
Net Investment Income	619.8	609.0	620.5	602.4
Net Realized Investment Gain	11.4	9.8	8.1	11.0
Total Revenue	2,839.2	2,819.1	2,822.0	2,806.5
Income Before Income Tax	345.3	366.8	361.6	330.3
Net Income	266.9	252.3	245.1	229.9
Net Income Per Common Share
Basic	1.19	1.12	1.08	1.00
Assuming Dilution	1.19	1.12	1.07	1.00

	2016
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,099.2	$2,089.4	$2,081.6	$2,087.5
Net Investment Income	617.9	611.4	623.3	606.4
Net Realized Investment Gain (Loss)	28.4	11.0	5.3	(20.5)
Total Revenue	2,796.5	2,763.3	2,761.3	2,725.4
Income Before Income Tax	371.2	332.1	340.2	304.2
Net Income	248.0	236.0	236.8	210.6
Net Income Per Common Share
Basic	1.07	1.01	1.00	0.88
Assuming Dilution	1.07	1.01	1.00	0.88

Items affecting the comparability of our financial results are as follows:

•	First quarter of 2017 loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax.

•	Fourth quarter of 2017 reserve increase of $39.0 million before tax and $25.4 million after tax related to unclaimed death benefits.

•	Fourth quarter of 2017 net tax benefit of $31.5 million related to the TCJA.

See Notes 6, 7, and 14 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2017, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2017, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on Internal Control over Financial Reporting

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chattanooga, Tennessee
February 21, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Additional Director - Retiring at the Annual Meeting," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Executive Officers of the Registrant" contained herein in Item 1 and is incorporated herein by reference.

Corporate Governance

Our internet website address is www.unum.com. We have adopted corporate governance guidelines, a code of conduct applicable to all of our directors, officers and employees, and charters for the audit, human capital, governance, risk and finance and regulatory compliance committees of our board of directors in accordance with the requirements of the New York Stock Exchange (NYSE). In addition, our board of directors has adopted a code of ethics applicable to our chief executive officer and certain senior financial officers in accordance with the requirements of the Securities and Exchange Commission. These documents are available free of charge on our website and in print at the request of any shareholder from the Office of the Corporate Secretary, Unum Group, 1 Fountain Square, Chattanooga, Tennessee, 37402, or by calling toll-free 1-800-718-8824. We will post on our website amendments to or waivers from any provision of our code of conduct and our code of ethics, as required by the rules and regulations of the Securities and Exchange Commission and the listing standards of the NYSE.

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance," sub-caption "Process for Selecting and Nominating Directors," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," under the caption "Board and Committee," sub-caption "Compensation Committee Interlocks and Insider Participation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2017, about the common stock that may be issued under all our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	2,123,878 (3)	$23.86	17,905,601 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	54,838 (4)	N/A	22,444 (7)
Total	2,178,716	N/A	17,928,045

(1)
Our shareholders have approved the following plans: (a) Stock Incentive Plan of 2007, (b) Unum Group Employee Stock Purchase Plan, (c) Unum European Holding Company Limited Savings-Related Share Option Scheme 2011, (d) Stock Incentive Plan of 2012 (e) Unum European Holding Company Limited Savings - Related Share Option Scheme 2016, and (f) Stock Incentive Plan of 2017.

(2)	Our shareholders have not approved the Unum Group Non-Employee Director Compensation Plan of 2004.

(3)
Includes 123,801 shares issuable upon the exercise of outstanding options, 964,852 performance-based restricted stock units (RSUs), 36,478 deferred share rights issuable pursuant to outstanding awards (including dividend equivalents accrued thereon), and 998,747 performance share units (PSUs) assuming maximum achievement. The awards shown are issuable under our Stock Incentive Plan of 2007, our Stock Incentive Plan of 2012, and our Stock Incentive Plan of 2017.

(4)
Consists of deferred share rights (each representing the right to one share of common stock), including dividend equivalents accrued thereon, granted to non-employee directors under the Unum Group Non-Employee Director Compensation Plan of 2004 in accordance with the deferral elections of such directors in respect of cash retainers and meeting fees payable to them.

(5)	RSUs, PSUs, and deferred share rights are not included in determining the weighted average exercise price in column (b) because they have no exercise price.

(6)
Includes 78,024 shares and 187,886 shares available for future issuance as dividend equivalents in respect of outstanding awards under the Stock Incentive Plan of 2007 (the “2007 Plan”) and the Stock Incentive Plan of 2012 (the “2012 Plan”), respectively. With the exception of such dividend equivalents, no new awards will be made under the 2007 Plan or the 2012 Plan. Effective May 25, 2017 (the “Effective Date”), our shareholders approved the Stock Incentive Plan of 2017 (the “2017 Plan”), pursuant to which all new awards are made. On the Effective Date, a total of 17 million shares (including 12.3 million shares then remaining available for issuance under the 2012 Plan) became available for issuance under the 2017 Plan. Any award outstanding under the 2012 Plan as of the Effective Date, that after the Effective Date, are not issued because such award is forfeited, terminates, expires or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2017 Plan. As of December 31, 2017, the 2017 Plan had 16.9 million shares remaining available for future issuance. Each full-value award is counted as 1.76 shares. We currently grant a majority of awards as PSUs and RSUs, which are full-value awards.

(7)	Represents number of shares available for future issuance as dividend equivalents in respect of outstanding awards under the Non-Employee Director Compensation Plan of 2004.

(8)	In accordance with SEC rules, the table above shows the number of shares of our common stock available for issuance under our existing equity compensation plans as of December 31, 2017.

Below is a brief description of the equity compensation plans not approved by shareholders.

Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004

This plan provided for the payment of annual retainers and meeting fees (discontinued in May 2011) to the non-employee directors who served on our Board of Directors. Under the plan, directors made an irrevocable election each year to receive all or a portion of their retainers and meeting fees in either cash or deferred share rights. A deferred share right is a right to receive one share of common stock on the earlier of (i) the director’s separation from service as a director of the company, or (ii) another designated date at least three years after the date of the deferral election. The number of deferred share rights granted is calculated as the number of whole shares equal to (i) the dollar amount of the annual retainer and/or fees that the director elects to have paid in deferred share rights, divided by (ii) the fair market value per share on the grant date. The aggregate number of shares which can be issued under the plan is 500,000. This plan terminated in May 2010 with respect to new awards, though dividend equivalents remain available for future issuance in respect of awards that were outstanding at that time. The plan is administered by the Human Capital Committee. The plan includes provisions restricting the transferability of the deferred share rights, provisions for adjustments to the number of shares available for grants, and the number of shares subject to outstanding grants in the event of recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, or other similar corporate transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Information About the Board of Directors," sub-caption "Director Independence" and under the caption "Board and Committee Governance, " sub-caption "Related Party Transactions and Policy," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2017 and 2016 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2017
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,311.1	$1,482.5	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	2,336.9	2,336.9
Foreign Governments	673.0	863.9	863.9
Public Utilities	6,952.7	8,236.5	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	1,973.6	1,973.6
All Other Corporate Bonds	26,988.7	30,522.4	30,522.4
Redeemable Preferred Stocks	39.0	42.0	42.0
Total Fixed Maturity Securities	39,780.5	$45,457.8	45,457.8

Mortgage Loans	2,213.2		2,213.2
Policy Loans	3,571.1		3,571.1
Other Long-term Investments
Derivatives	—		19.5	(2)
Equity Securities	11.1		11.7
Miscellaneous Long-term Investments	601.7		615.6	(3)
Short-term Investments	1,155.1		1,155.1

Total Investments	$47,332.7		$53,044.0

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2017	2016
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $153.9; $215.1)	$154.1	$214.2
Other Long-term Investments	16.8	49.0
Short-term Investments	477.8	377.9
Investment in Subsidiaries	12,157.1	11,340.7
Deferred Income Tax	121.5	210.7
Other Assets	455.4	473.9
Total Assets	$13,382.7	$12,666.4

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$199.9	$—
Long-term Debt	2,538.4	2,735.9
Pension and Postretirement Benefits	683.3	638.3
Other Liabilities	386.2	324.2
Total Liabilities	3,807.8	3,698.4

Stockholders' Equity
Common Stock	30.5	30.4
Additional Paid-in Capital	2,303.3	2,272.8
Accumulated Other Comprehensive Income (Loss)	127.5	(51.0)
Retained Earnings	9,542.2	8,744.0
Treasury Stock	(2,428.6)	(2,028.2)
Total Stockholders' Equity	9,574.9	8,968.0

Total Liabilities and Stockholders' Equity	$13,382.7	$12,666.4

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Cash Dividends from Subsidiaries	$830.2	$676.5	$671.8
Other Income	66.6	58.4	52.8
Total Revenue	896.8	734.9	724.6

Interest and Debt Expense	154.2	160.1	137.5
Other Expenses	37.1	32.3	16.7
Total Expenses	191.3	192.4	154.2

Income of Parent Company Before Income Tax	705.5	542.5	570.4
Income Tax Expense (Benefit)	115.3	(20.2)	(16.2)

Income of Parent Company	590.2	562.7	586.6
Equity in Undistributed Earnings of Subsidiaries	404.0	368.7	280.5

Net Income	994.2	931.4	867.1

Other Comprehensive Income (Loss), Net of Tax	178.5	(67.1)	(150.3)

Comprehensive Income	$1,172.7	$864.3	$716.8

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(in millions of dollars)
Cash Provided by Operating Activities	$740.6	$685.4	$672.2

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	—	2.6	7.8
Proceeds from Maturities of Fixed Maturity Securities	194.3	111.2	112.2
Proceeds from Sales and Maturities of Other Investments	35.2	0.4	26.4
Purchase of Fixed Maturity Securities	(121.2)	(56.5)	(233.7)
Purchase of Other Investments	—	(23.3)	—
Net Sales (Purchases) of Short-term Investments	(99.9)	(89.8)	38.1
Cash Distributions to Subsidiaries	(79.5)	(143.6)	(231.0)
Net Purchases of Property and Equipment	(83.3)	(55.5)	(78.9)
Acquisition of Business	—	(140.3)	—
Other, Net	—	0.2	0.1
Cash Used by Investing Activities	(154.4)	(394.6)	(359.0)

Cash Flows from Financing Activities
Issuance of Long-term Debt	—	609.1	271.4
Long-term Debt Repayment	—	(350.0)	—
Issuance of Common Stock	10.8	8.5	6.4
Repurchase of Common Stock	(401.8)	(405.2)	(417.9)
Dividends Paid to Stockholders	(196.0)	(182.6)	(174.2)
Other, Net	0.2	(1.0)	2.9
Cash Used by Financing Activities	(586.8)	(321.2)	(311.4)

Increase (Decrease) in Cash	$(0.6)	$(30.4)	$1.8

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2017	2016
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	$—	$200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	350.0
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Fair Value Hedge Adjustment			(4.5)	(3.1)
Less:
Unamortized Net Premium			9.7	9.8
Unamortized Debt Issuance Costs			(24.4)	(28.4)
Total Long-term Debt			2,538.4	2,735.9

Short-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	200.0	—
Less Unamortized Debt Issuance Costs			(0.1)	—
Total Short-term Debt			199.9	—

Total Debt			$2,738.3	$2,735.9

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

Fair Value Hedges

As of December 31, 2017 and 2016, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of the three-month LIBOR.

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

Interest Paid

Interest paid on debt and related securities during 2017, 2016, and 2015 was $148.7 million, $147.8 million, and $130.9 million, respectively.

Credit Facility

In 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2017 and 2016, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Note 3 - Guarantees

In 2005, UnumProvident Finance Company plc, a wholly-owned subsidiary of Unum Group, issued $400.0 million of 6.85% senior debentures. The remaining balance on these debentures, which we had fully and unconditionally guaranteed, matured in 2015.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2017

Unum US	$1,205.4	$11,382.1	$49.0	$1,059.8
Unum UK	21.3	2,361.6	125.7	108.5
Colonial Life	957.9	2,224.2	34.7	212.1
Closed Block	—	29,633.7	163.7	224.8
Total	$2,184.6	$45,601.6	$373.1	$1,605.2

December 31, 2016

Unum US	$1,176.5	$11,312.6	$46.9	$977.2
Unum UK	21.4	2,127.9	110.3	102.4
Colonial Life	896.3	2,103.5	33.5	195.8
Closed Block	—	28,701.9	173.0	232.5
Total	$2,094.2	$44,245.9	$363.7	$1,507.9

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2017

Unum US	$5,443.5	$811.2	$3,693.4	$293.6	$1,398.0	$3,701.3
Unum UK	513.0	120.2	381.9	9.1	131.2	404.2
Colonial Life	1,511.4	144.9	788.6	224.4	331.8	1,210.6
Closed Block	1,129.2	1,354.0	2,191.8	—	247.3	1,109.8
Corporate	—	21.4	—	—	191.7	—
Total	$8,597.1	$2,451.7	$7,055.7	$527.1	$2,300.0

December 31, 2016

Unum US	$5,240.9	$828.7	$3,624.3	$275.2	$1,369.2	$3,564.4
Unum UK	529.3	118.1	367.4	9.7	141.9	435.4
Colonial Life	1,417.1	141.5	726.4	208.1	311.1	1,145.0
Closed Block	1,170.4	1,352.2	2,223.7	—	255.4	1,161.8
Corporate	—	18.5	—	—	186.4	—
Total	$8,357.7	$2,459.0	$6,941.8	$493.0	$2,264.0

December 31, 2015

Unum US	$4,960.0	$865.3	$3,476.7	$272.3	$1,345.5	$3,353.8
Unum UK	576.2	124.9	394.8	11.3	154.4	453.0
Colonial Life	1,338.6	145.4	683.0	198.7	293.3	1,088.3
Closed Block	1,207.6	1,320.0	2,228.3	—	269.5	1,198.5
Corporate	—	25.6	—	—	165.2	—
Total	$8,082.4	$2,481.2	$6,782.8	$482.3	$2,227.9

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)	Included in 2017 are unclaimed death benefits reserve increases of $26.6 million in Unum US and $12.4 million in Colonial Life.

(3)
Includes commissions; interest and debt expense; deferral of acquisition costs; compensation expense; and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Included in 2017 is a loss contingency accrual for a guaranty fund assessment of $20.6 million in Corporate.

(4)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2017

Life Insurance in Force	$887,857.2	$36,545.0	$1,045.8	$852,358.0	0.1%

Premium Income:
Life Insurance	$2,272.7	$135.7	$10.2	$2,147.2	0.5%
Accident, Health, and Other Insurance	6,404.5	174.4	219.8	6,449.9	3.4%
Total	$8,677.2	$310.1	$230.0	$8,597.1	2.7%

Year Ended December 31, 2016

Life Insurance in Force	$854,783.9	$31,882.5	$1,004.7	$823,906.1	0.1%

Premium Income:
Life Insurance	$2,202.6	$151.3	$9.7	$2,061.0	0.5%
Accident, Health, and Other Insurance	6,182.4	112.3	226.6	6,296.7	3.6%
Total	$8,385.0	$263.6	$236.3	$8,357.7	2.8%

Year Ended December 31, 2015

Life Insurance in Force	$827,515.2	$24,062.6	$993.5	$804,446.1	0.1%

Premium Income:
Life Insurance	$2,150.1	$176.3	$9.4	$1,983.2	0.5%
Accident, Health, and Other Insurance	6,001.8	96.0	193.4	6,099.2	3.2%
Total	$8,151.9	$272.3	$202.8	$8,082.4	2.5%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2017

Real Estate reserve (deducted from other long-term investments)	$4.2	$—	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$2.3	$0.1	$2.2	$6.4

Year Ended December 31, 2016

Real Estate reserve (deducted from other long-term investments)	$1.2	$3.0	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$3.1	$—	$3.1	$6.2

Year Ended December 31, 2015

Real Estate reserve (deducted from other long-term investments)	$0.3	$1.2	$—	$0.3	$1.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$1.7	$—	$1.9	$6.2

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 23, 2013 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 24, 2013).

(3.2)	Amended and Restated Bylaws of Unum Group, effective March 29, 2017 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on March 29, 2017).

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

(4.4)	Form of 5.625% Senior Note due 2020 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on September 15, 2010).

(4.5)
Indenture for Senior Debt Securities, dated as of August 23, 2012, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of our Form 8-K filed on August 23, 2012).

(4.6)	Form of 5.75% Senior Note due 2042 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on August 23, 2012).

(4.7)	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on March 14, 2014).

(4.8)	Form of 3.875% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 5, 2015).

(4.9)	Form of 3.00% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 of our Form 8-K filed on May 9, 2016).
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

(10.10)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.11)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.12)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.13)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.14	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.16)
Form of Restricted Stock Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed on April 30, 2015). *

(10.17)
Form of Restricted Stock Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed on April 28, 2016). *

(10.18)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.19)
Form of Performance Share Unit Agreement with Employee for awards in 2015 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed on April 30, 2015). *

(10.20)
Form of Performance Share Unit Agreement with Employee for awards in 2016 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on April 28, 2016). *

(10.21)	Annual Incentive Plan of Unum Group, as amended effective December 28, 2017. *

(10.22)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.23)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(10.24)
First Amendment to Credit Agreement, dated as of January 15, 2015, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2014).

(10.25)
Second Amendment to Credit Agreement, dated as of March 16, 2016, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on April 28, 2016).

(10.26)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.27)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.28)	Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated effective as of May 21, 2015 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on February 3, 2015). *

(10.29)
Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.38 of our Form 10-K for the fiscal year ended December 31, 2016). *

(10.30)
Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.39 of our Form 10-K for the fiscal year ended December 31, 2016). *

(10.31)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.32)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.33)
Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.3 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.34)
Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.4 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.35)	Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. *

(10.36)	Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. *

(10.37)	Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. *

(10.38)	Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. *

(11)	Statement Regarding Computation of Per Share Earnings (incorporated herein by reference to Note 10 of the "Notes to Consolidated Financial Statements").

(12)	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 21, 2018
Richard P. McKenney	and a Director (principal executive officer)

/s/ John F. McGarry	Executive Vice President and Chief Financial Officer	February 21, 2018
John F. McGarry	(principal financial officer)

/s/ Daniel J. Waxenberg	Senior Vice President, Chief Accounting Officer	February 21, 2018
Daniel J. Waxenberg	(principal accounting officer)

Name	Title	Date

*	Director	February 21, 2018
Theodore H. Bunting, Jr.

*	Director	February 21, 2018
E. Michael Caulfield

*	Director	February 21, 2018
Joseph J. Echevarria

*	Director	February 21, 2018
Cynthia L. Egan

*	Director	February 21, 2018
Pamela H. Godwin

*	Director	February 21, 2018
Kevin T. Kabat

*	Director	February 21, 2018
Timothy F. Keaney

*	Director	February 21, 2018
Gloria C. Larson

*	Director	February 21, 2018
Ronald P. O'Hanley

*	Director	February 21, 2018
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 21, 2018
J. Paul Jullienne
Attorney-in-Fact