Form 10-Q
period 2018-03-31
Unum Group
filed 2018-05-02
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

221,194,578 shares of the registrant's common stock were outstanding as of April 30, 2018.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2017.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2018	2017
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $40,151.9; $39,780.5)	$44,500.1	$45,457.8
Mortgage Loans	2,200.8	2,213.2
Policy Loans	3,573.3	3,571.1
Other Long-term Investments	706.5	646.8
Short-term Investments	712.6	1,155.1
Total Investments	51,693.3	53,044.0

Other Assets
Cash and Bank Deposits	308.9	77.4
Accounts and Premiums Receivable	1,736.7	1,665.7
Reinsurance Recoverable	4,815.5	4,879.2
Accrued Investment Income	745.8	690.1
Deferred Acquisition Costs	2,213.4	2,184.6
Goodwill	348.9	338.6
Property and Equipment	508.4	504.8
Other Assets	641.4	628.7

Total Assets	$63,012.3	$64,013.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2018	2017
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,623.1	$1,605.2
Reserves for Future Policy and Contract Benefits	44,668.5	45,601.6
Unearned Premiums	432.8	373.1
Other Policyholders’ Funds	1,635.6	1,595.0
Income Tax Payable	61.3	2.9
Deferred Income Tax	128.9	199.0
Short-term Debt	200.0	199.9
Long-term Debt	2,721.9	2,738.4
Payables for Collateral on Investments	382.2	396.2
Other Liabilities	1,658.5	1,726.9

Total Liabilities	53,512.8	54,438.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 304,951,984 and 304,448,032 shares	30.5	30.5
Additional Paid-in Capital	2,302.4	2,303.3
Accumulated Other Comprehensive Income (Loss)	(82.4)	127.5
Retained Earnings	9,777.8	9,542.2
Treasury Stock - at cost: 83,783,327 and 81,900,950 shares	(2,528.8)	(2,428.6)

Total Stockholders' Equity	9,499.5	9,574.9

Total Liabilities and Stockholders' Equity	$63,012.3	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2018	2017
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$2,250.0	$2,142.9
Net Investment Income	602.3	602.4
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(1.0)	—
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(1.2)	11.0
Net Realized Investment Gain (Loss)	(2.2)	11.0
Other Income	49.5	50.2
Total Revenue	2,899.6	2,806.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,807.9	1,749.0
Commissions	282.3	270.2
Interest and Debt Expense	40.2	39.8
Deferral of Acquisition Costs	(169.3)	(162.1)
Amortization of Deferred Acquisition Costs	151.5	141.5
Compensation Expense	221.7	209.0
Other Expenses	224.2	228.8
Total Benefits and Expenses	2,558.5	2,476.2

Income Before Income Tax	341.1	330.3

Income Tax (Benefit)
Current	89.4	56.6
Deferred	(21.8)	43.8
Total Income Tax	67.6	100.4

Net Income	$273.5	$229.9

Net Income Per Common Share
Basic	$1.23	$1.00
Assuming Dilution	$1.23	$1.00

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Net Income	$273.5	$229.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(274.9); $89.0)	(1,042.1)	176.9
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $212.1; $(67.3))	807.9	(134.5)
Change in Net Gain on Hedges (net of tax benefit of $2.3; $6.0)	(8.8)	(10.7)
Change in Foreign Currency Translation Adjustment	47.5	17.1
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.7; $1.5)	3.1	2.6
Total Other Comprehensive Income (Loss)	(192.4)	51.4

Comprehensive Income	$81.1	$281.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.5	$30.4

Additional Paid-in Capital
Balance at Beginning of Year	2,303.3	2,272.8
Common Stock Activity	(0.9)	4.6
Balance at End of Period	2,302.4	2,277.4

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	127.5	(51.0)
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—
Balance at Beginning of Year, as Adjusted	110.0	(51.0)
Other Comprehensive Income (Loss)	(192.4)	51.4
Balance at End of Period	(82.4)	0.4

Retained Earnings
Balance at Beginning of Year	9,542.2	8,744.0
Adjustment to Adopt Accounting Standard Update - Note 2	14.5	—
Balance at Beginning of Year, as Adjusted	9,556.7	8,744.0
Net Income	273.5	229.9
Dividends to Stockholders (per common share: $0.23; $0.20)	(52.4)	(46.5)
Balance at End of Period	9,777.8	8,927.4

Treasury Stock
Balance at Beginning of Year	(2,428.6)	(2,028.2)
Purchases of Treasury Stock	(100.2)	(100.0)
Balance at End of Period	(2,528.8)	(2,128.2)

Total Stockholders' Equity at End of Period	$9,499.5	$9,107.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$273.5	$229.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(29.4)	(18.2)
Change in Deferred Acquisition Costs	(17.8)	(20.6)
Change in Insurance Reserves and Liabilities	183.8	128.7
Change in Income Taxes	56.4	92.5
Change in Other Accrued Liabilities	(110.4)	(18.3)
Non-cash Components of Net Investment Income	(95.2)	(103.7)
Net Realized Investment (Gain) Loss	2.2	(11.0)
Depreciation	24.6	26.5
Other, Net	12.2	4.4
Net Cash Provided by Operating Activities	299.9	310.2

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	84.8	154.3
Proceeds from Maturities of Fixed Maturity Securities	469.8	568.3
Proceeds from Sales and Maturities of Other Investments	82.3	46.5
Purchases of Fixed Maturity Securities	(835.4)	(774.7)
Purchases of Other Investments	(90.0)	(95.7)
Net Sales of Short-term Investments	450.9	10.4
Net Decrease in Payables for Collateral on Investments	(14.0)	(8.4)
Net Purchases of Property and Equipment	(29.1)	(27.3)
Net Cash Provided (Used) by Investing Activities	119.3	(126.6)

Cash Flows from Financing Activities
Long-term Debt Repayments	(15.0)	(15.2)
Issuance of Common Stock	1.3	1.0
Repurchase of Common Stock	(105.7)	(106.9)
Dividends Paid to Stockholders	(52.4)	(46.5)
Other, Net	(15.9)	(9.4)
Net Cash Used by Financing Activities	(187.7)	(177.0)

Net Increase in Cash and Bank Deposits	231.5	6.6

Cash and Bank Deposits at Beginning of Year	77.4	100.4

Cash and Bank Deposits at End of Period	$308.9	$107.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2018
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2017.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2018:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 230 "Statement of Cash Flows"
This update provided clarifying guidance intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addressed eight specific cash flow issues that relate to various types of transactions. The guidance is to be applied retrospectively.
January 1, 2018
The adoption of this update resulted in the reclassification of certain cash inflows from investing activities to cash inflows from operating activities within our consolidated statements of cash flows. This reclassification related to cash distributions from equity method investees and the bifurcation of those distributions as either returns on investment or returns of investment. The adoption of this update had no effect on our financial position or results of operations. See the summary table below for the financial statement impacts of this retrospective adoption.

ASC 606 "Revenue from Contracts with Customers"
These updates superseded virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products are included within the scope. Our fee-based service products, which are primarily sold in our Unum US segment, are reported in other income within our consolidated statements of income and represent less than one percent of our total revenue. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Accordingly, we continue to recognize revenue for these fee-based service products as services are rendered. The guidance is to be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption.
January 1, 2018
The adoption of these updates did not have an impact on our financial position or results of operations and did not result in expanded disclosures due to the immaterial nature of our fee-based service products relative to our overall business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 715 "Compensation - Retirement Benefits"
This update required the service cost component of net periodic pension and postretirement benefit costs to be included as a component of compensation costs in an entity's statement of income. Other components of net periodic pension and postretirement benefit costs are required to be presented separately from the service cost along with a disclosure identifying the line items in which these costs are presented in the statement of income. The amendments in this update are to be applied retrospectively or prospectively depending on the specific requirement of the update.
January 1, 2018
The adoption of this update resulted in the reclassification of service cost from the other expenses line item to the compensation expense line item on our consolidated statements of income but had no effect on our financial position or results of operations. We elected to use the practical expedient for the retrospective application of this update. See the summary table below for the financial statement impacts of this retrospective adoption.

ASC 740 "Income Taxes"
This update eliminated the exception that required the tax effect of intra-entity asset transfers other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use.  It required recognition of tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is to be applied retrospectively.
		January 1, 2018	The adoption of this update did not have an impact on our financial position or results of operations.

ASC 815 "Derivatives and Hedge Accounting"
This update provided targeted improvements to accounting for hedging activities for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements, eases certain documentation and effectiveness assessment requirements, and enhances transparency through expanded disclosures. For cash flow and net investment hedges existing at the date of adoption, the guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted. The amended presentation and disclosure guidance is required prospectively. Early adoption is permitted.
January 1, 2018
We elected to early adopt this update. The adoption of this update did not have an impact on our financial position or results of operations; however, it expanded our disclosures. This update will also simplify hedge documentation requirements and expand available hedging strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 825 "Financial Instruments - Overall"
This update changed the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also included the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted.
		January 1, 2018	See the summary table below for the financial statement impacts of this modified retrospective adoption on our financial statement line items at January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 2 - Accounting Developments - Continued

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2018:

	For the Three Months Ended March 31, 2017
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 230
Consolidated Statements of Cash Flow
Cash Flows from Operating Activities
Other, Net	$2.2	$4.4	$2.2
Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Other Investments	48.7	46.5	(2.2)

Adjustments due to ASC 715
Consolidated Statements of Income
Compensation Expense	207.0	209.0	2.0
Other Expenses	230.8	228.8	(2.0)

	Balance at December 31, 2017	Balance at January 1, 2018	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 825
Consolidated Balance Sheets
Assets
Other Long-term Investments	$646.8	$643.0	$(3.8)

Liabilities
Deferred Income Tax	199.0	198.2	(0.8)

Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)	127.5	110.0	(17.5)
Retained Earnings	9,542.2	9,556.7	14.5

For the adoption of these updates, certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
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
January 1, 2019
We intended to early adopt this update effective January 1, 2018, but have chosen to now continue our evaluation of this potential adoption. If we elect to adopt this update, we will reclassify stranded tax effects resulting from the enactment of the TCJA from accumulated other comprehensive income to retained earnings and will apply the amendments as of January 1 in the year the election is made. In addition, we will be required to expand our disclosures.

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
March 31, 2018
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
		January 1, 2020	The adoption of this update is not expected to have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments

Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' net asset value (NAV) as a practical expedient for fair value.

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

We classify financial instruments in accordance with a fair value hierarchy consisting of three levels based on the observability of valuation inputs:

•
Level 1 - the highest category of the fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 - valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•
Level 3 - the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

Valuation Methodologies of Financial Instruments Measured at Fair Value

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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2018, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2017.

Fixed Maturity and Equity Securities

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

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

United States Government and Government Agencies and Authorities
Valuation Method	Principally the market approach	Not applicable

Valuation Techniques / Inputs	Prices obtained from external pricing services

States, Municipalities, and Political Subdivisions
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Relevant reports issued by analysts and rating agencies	Non-binding broker quotes
	Audited financial statements	Security and issuer level spreads

Foreign Governments
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Non-binding broker quotes
	Call provisions	Security and issuer level spreads

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

Public Utilities
Valuation Method	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
	Matrix pricing	Matrix pricing
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Mortgage/Asset-Backed Securities
Valuation Method	Principally the market and income approaches	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Non-binding broker quotes
	Security cash flows and structures	Security and issuer level spreads
Underlying collateral
Prepayment speeds/loan performance/delinquencies
Relevant reports issued by analysts and rating agencies
Audited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

All Other Corporate Bonds
Valuation Method	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	TRACE pricing	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Non-binding broker quotes
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Security and issuer level spreads
	Recent issuance / supply	Volatility of credit
	Matrix pricing	Matrix pricing
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Redeemable Preferred Stocks
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Non-binding broker quotes	Non-binding broker quotes
Benchmark yields
Comparative bond analysis
Call provisions
Relevant reports issued by analysts and rating agencies
Audited financial statements

Equity Securities
Valuation Method	Principally the market approach	Principally the market and income approaches

Valuation Techniques / Inputs	Prices obtained from external pricing services	Financial statement analysis
	Non-binding broker quotes	Non-binding broker quotes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

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

At March 31, 2018, 20.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 79.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•
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

Derivatives

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
March 31, 2018
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

We consider transactions in inactive markets to be less representative of fair value. We use all available observable inputs when measuring fair value, but when significant unobservable inputs are used, we classify these assets or liabilities as Level 3.

Private Equity Partnerships

Our private equity partnerships represent funds that are primarily invested in private credit, private equity and real assets, as described below. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments.

The following table presents additional information about our private equity partnerships as of March 31, 2018, including commitments for additional investments which may or may not be funded:

Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$165.5	Not redeemable	$116.1
		22.4	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	2.0
Total Private Credit		187.9		118.1

Private Equity	(b)	101.3	Not redeemable	106.2

Real Assets	(c)	93.9	Not redeemable	83.0
		30.2	Quarterly / 90 days notice	—
Total Real Assets		124.1		83.0

Total Partnerships		$413.3		$307.3

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of March 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 30 percent in the next 3 years, 42 percent during the period from 3 to 5 years, 23 percent during the period from 5 to 10 years, and 5 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of March 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 39 percent in the next 3 years, 31 percent during the period from 3 to 5 years, 28 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemption. As of March 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 3 percent in the next 3 years, 95 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The following tables present information about assets and liabilities measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$495.3	$1,051.0	$—	$—	$1,546.3
States, Municipalities, and Political Subdivisions	—	2,321.6	35.7	—	2,357.3
Foreign Governments	—	841.4	32.3	—	873.7
Public Utilities	574.1	7,123.4	284.2	—	7,981.7
Mortgage/Asset-Backed Securities	—	1,842.3	0.5	—	1,842.8
All Other Corporate Bonds	8,127.2	20,742.6	987.2	—	29,857.0
Redeemable Preferred Stocks	—	19.1	22.2	—	41.3
Total Fixed Maturity Securities	9,196.6	33,941.4	1,362.1	—	44,500.1

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	21.5	—	—	21.5
Equity Securities	24.9	46.4	1.1	—	72.4
Private Equity Partnerships	—	—	—	413.3	413.3
Total Other Long-term Investments	24.9	67.9	1.1	413.3	507.2
Total Recurring Fair Value Measurements Assets	$9,221.5	$34,009.3	$1,363.2	$413.3	$45,007.3

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$7.2	$—	$—	$7.2
Foreign Exchange Contracts	—	44.2	—	—	44.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	17.6	—	17.6
Total Derivatives	—	51.4	17.6	—	69.0
Total Recurring Fair Value Measurements Liabilities	$—	$51.4	$17.6	$—	$69.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$460.1	$1,022.4	$—	$—	$1,482.5
States, Municipalities, and Political Subdivisions	—	2,336.9	—	—	2,336.9
Foreign Governments	—	863.9	—	—	863.9
Public Utilities	154.2	7,874.6	207.7	—	8,236.5
Mortgage/Asset-Backed Securities	—	1,973.6	—	—	1,973.6
All Other Corporate Bonds	3,556.1	25,816.2	1,150.1	—	30,522.4
Redeemable Preferred Stocks	—	19.2	22.8	—	42.0
Total Fixed Maturity Securities	4,170.4	39,906.8	1,380.6	—	45,457.8

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	19.5	—	—	19.5
Equity Securities	0.2	10.4	1.1	—	11.7
Private Equity Partnerships	—	—	—	407.2	407.2
Total Other Long-term Investments	0.2	29.9	1.1	407.2	438.4
Total Recurring Fair Value Measurements Assets	$4,170.6	$39,936.7	$1,381.7	$407.2	$45,896.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$5.1	$—	$—	$5.1
Foreign Exchange Contracts	—	46.9	—	—	46.9
Credit Default Swaps	—	0.2	—	—	0.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	15.9	—	15.9
Total Derivatives	—	52.2	15.9	—	68.1
Total Recurring Fair Value Measurements Liabilities	$—	$52.2	$15.9	$—	$68.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended March 31
	2018		2017
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$40.1	$—	$54.5	$180.0
Public Utilities	528.5	62.0	1,103.9	57.5
All Other Corporate Bonds	5,274.9	953.3	6,317.0	1,075.3
Total Fixed Maturity Securities	$5,843.5	$1,015.3	$7,475.4	$1,312.8

Equity Securities	$24.2	$14.9	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$(0.8)	$—	$(0.1)	$36.6	$—	$35.7
Foreign Governments	—	—	(0.4)	—	—	32.7	—	32.3
Public Utilities	207.7	—	(6.7)	—	(1.1)	200.9	(116.6)	284.2
Mortgage/Asset-Backed Securities	—	—	—	—	—	0.5	—	0.5
All Other Corporate Bonds	1,150.1	—	(22.1)	—	(11.7)	466.0	(595.1)	987.2
Redeemable Preferred Stocks	22.8	—	(0.6)	—	—	—	—	22.2
Total Fixed Maturity Securities	1,380.6	—	(30.6)	—	(12.9)	736.7	(711.7)	1,362.1

Equity Securities	1.1	—	—	—	—	—	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	(1.7)	—	—	—	—	—	(17.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended March 31, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$—	$—	$—	$0.4	$(89.5)	$0.4
Public Utilities	265.3	—	1.8	8.0	—	112.6	(75.2)	312.5
All Other Corporate Bonds	1,459.7	—	13.1	—	(36.4)	143.9	(657.3)	923.0
Redeemable Preferred Stocks	23.2	—	(0.3)	—	—	—	—	22.9
Total Fixed Maturity Securities	1,837.7	—	14.6	8.0	(36.4)	256.9	(822.0)	1,258.8

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	8.6	—	—	—	—	—	(38.1)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $(1.7) million and $8.6 million for the three months ended March 31, 2018 and 2017, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$276.6	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	1.00% - 1.25% / 1.04% 0.25% - 0.25% / 0.25% 0.20% - 5.82% / 0.59% Priced at Par
Equity Securities - Private	$1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	$(17.6)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

	December 31, 2017
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$244.4	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	0.20% - 0.20% / 0.20% 0.25% - 0.25% / 0.25% 0.12% - 6.25% / 0.50% Priced at Par
Equity Securities - Private	$1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	$(15.9)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

(a)	Represents basis point adjustments for changes in benchmark spreads associated with various industry sectors

(b)	Represents basis point adjustments to apply a discount due to the illiquidity of an investment

(c)	Represents basis point adjustments for credit-specific factors

(d)	Represents a decision to price based on par value, cost, or owner's equity when limited data is available

(e)	Represents various actuarial assumptions required to derive the liability cash flows including incidence, termination, and lapse rates

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
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

The methods and assumptions used to estimate fair values of financial instruments not carried at fair value are discussed as follows.

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,306.8 million and $3,307.5 million as of March 31, 2018 and December 31, 2017, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

FHLB Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in fixed maturity securities. Carrying amounts approximate fair value.

Unfunded Commitments to Investment Partnerships: Unfunded equity commitments represent amounts that we have committed to fund certain investment partnerships. These commitments are legally binding, subject to the partnerships meeting specified conditions. Carrying amounts of these financial instruments approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,235.1	$—	$2,235.1	$2,200.8
Policy Loans	—	—	3,666.0	3,666.0	3,573.3
Other Long-term Investments
Miscellaneous Long-term Investments	—	34.1	119.1	153.2	153.2
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,269.2	$3,785.1	$6,054.3	$5,927.3

Liabilities
Long-term Debt	$2,155.7	$805.9	$—	$2,961.6	$2,721.9
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	350.0	—	350.0	350.0
Other Liabilities
Unfunded Commitments	—	3.7	—	3.7	3.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,155.7	$1,159.6	$—	$3,315.3	$3,075.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2017
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,306.2	$—	$2,306.2	$2,213.2
Policy Loans	—	—	3,677.5	3,677.5	3,571.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	34.1	128.2	162.3	162.3
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,340.3	$3,805.7	$6,146	$5,946.6

Liabilities
Long-term Debt	$1,171.8	$1,876.9	$—	$3,048.7	$2,738.4
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	350.0	—	350.0	350.0
Other Liabilities
Unfunded Commitments	—	3.7	—	3.7	3.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,171.8	$2,230.6	$—	$3,402.4	$3,092.1

The carrying values of financial instruments such as short-term investments, cash and bank deposits, accounts and premiums receivable, accrued investment income, securities lending agreements, and short-term debt approximate fair value due to the short-term nature of the instruments. As such, these financial instruments are not included in the above chart.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 4 - Investments

Fixed Maturity Securities

At March 31, 2018 and December 31, 2017, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,411.0	$146.4	$11.1	$1,546.3
States, Municipalities, and Political Subdivisions	2,016.6	343.2	2.5	2,357.3
Foreign Governments	692.6	181.9	0.8	873.7
Public Utilities	6,919.6	1,089.7	27.6	7,981.7
Mortgage/Asset-Backed Securities	1,776.4	81.1	14.7	1,842.8
All Other Corporate Bonds	27,296.7	2,796.7	236.4	29,857.0
Redeemable Preferred Stocks	39.0	2.3	—	41.3
Total Fixed Maturity Securities	$40,151.9	$4,641.3	$293.1	$44,500.1

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,311.1	$176.1	$4.7	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	395.4	1.3	2,336.9
Foreign Governments	673.0	191.3	0.4	863.9
Public Utilities	6,952.7	1,296.4	12.6	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	105.1	4.7	1,973.6
All Other Corporate Bonds	26,988.7	3,633.5	99.8	30,522.4
Redeemable Preferred Stocks	39.0	3.0	—	42.0
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$123.5	$45,457.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$178.4	$8.0	$57.5	$3.1
States, Municipalities, and Political Subdivisions	134.3	1.4	24.2	1.1
Foreign Governments	38.8	0.8	—	—
Public Utilities	400.7	17.8	152.2	9.8
Mortgage/Asset-Backed Securities	366.3	9.4	114.1	5.3
All Other Corporate Bonds	5,376.8	149.7	745.2	86.7
Total Fixed Maturity Securities	$6,495.3	$187.1	$1,093.2	$106.0

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.9	$3.0	$58.8	$1.8
States, Municipalities, and Political Subdivisions	45.7	0.5	22.3	0.7
Foreign Governments	13.2	0.4	—	—
Public Utilities	213.2	7.9	133.5	4.7
Mortgage/Asset-Backed Securities	252.5	1.4	144.7	3.3
All Other Corporate Bonds	1,355.1	26.8	785.2	73.0
Total Fixed Maturity Securities	$2,037.6	$40.0	$1,144.5	$83.5

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,694.9	$23.4	$1,645.0	$4.1	$69.2
Over 1 year through 5 years	5,665.0	372.0	5,680.4	22.3	334.3
Over 5 years through 10 years	12,273.8	903.8	9,124.4	138.1	3,915.1
Over 10 years	18,741.8	3,261.0	19,099.4	113.9	2,789.5
	38,375.5	4,560.2	35,549.2	278.4	7,108.1
Mortgage/Asset-Backed Securities	1,776.4	81.1	1,362.4	14.7	480.4
Total Fixed Maturity Securities	$40,151.9	$4,641.3	$36,911.6	$293.1	$7,588.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 4 - Investments - Continued

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

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2018:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$41,233.8	$4,527.8	$198.7	67.8%
Below-Investment-Grade	3,266.3	113.5	94.4	32.2
Total Fixed Maturity Securities	$44,500.1	$4,641.3	$293.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2018, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2018, we held 413 individual investment-grade fixed maturity securities and 88 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 141 investment-grade fixed maturity securities and 20 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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
March 31, 2018
Note 4 - Investments - Continued

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

We held no fixed maturity securities as of March 31, 2018 or December 31, 2017 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2018, we had commitments of $213.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of March 31, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $532.4 million, comprised of $119.1 million of tax credit partnerships and $413.3 million of private equity partnerships. At December 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $535.4 million, comprised of $128.2 million of tax credit partnerships and $407.2 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Income Tax Credits	$10.4	$10.4
Amortization, net of tax	(7.0)	(5.8)
Income Tax Benefit	$3.4	$4.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $3.7 million of unfunded unconditional commitments at March 31, 2018. See Note 3 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $154.4 million and $154.1 million as of March 31, 2018 and December 31, 2017, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
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

	March 31, 2018		December 31, 2017
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$380.0	17.3%	$360.0	16.3%
Industrial	584.9	26.6	601.2	27.2
Office	674.5	30.6	692.3	31.3
Retail	529.5	24.1	527.6	23.8
Other	31.9	1.4	32.1	1.4
Total	$2,200.8	100.0%	$2,213.2	100.0%

Region
New England	$55.2	2.5%	$56.1	2.5%
Mid-Atlantic	154.5	7.0	155.5	7.0
East North Central	291.3	13.2	282.0	12.8
West North Central	208.4	9.5	210.1	9.5
South Atlantic	481.7	21.9	494.4	22.3
East South Central	88.1	4.0	88.8	4.0
West South Central	245.4	11.2	247.4	11.2
Mountain	254.9	11.6	251.2	11.4
Pacific	421.3	19.1	427.7	19.3
Total	$2,200.8	100.0%	$2,213.2	100.0%

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
March 31, 2018
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31, 2018	December 31, 2017
	(in millions of dollars)
Internal Rating
Aa	$0.3	$0.4
A	481.9	445.7
Baa	1,704.4	1,753.0
Ba	14.2	14.1
Total	$2,200.8	$2,213.2

Loan-to-Value Ratio
<= 65%	$1,082.6	$1,101.7
> 65% <= 75%	1,053.8	1,041.6
> 75% <= 85%	40.2	49.3
> 85%	24.2	20.6
Total	$2,200.8	$2,213.2

There were no troubled debt restructurings during the three months ended March 31, 2018 or 2017. At March 31, 2018, we held one mortgage loan with a carrying value of $3.2 million that was greater than 90 days past due regarding principal and/or interest payments. At December 31, 2017, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. As of March 31, 2018 and December 31, 2017, we had no allowance for credit losses, and there was no activity in the allowance for credit losses during the three months ended March 31, 2018 or 2017.

Our average investment in impaired mortgage loans was $1.1 million for the three months ended March 31, 2018. We did not hold any impaired mortgage loans during the three months ended March 31, 2017, nor did we recognize any interest income on mortgage loans subsequent to impairment for the three months ended March 31, 2018 or 2017.

At March 31, 2018, we had commitments of $78.9 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
March 31, 2018
Note 4 - Investments - Continued

receive cash and/or securities as collateral under these agreements. Cash received as collateral is typically reinvested in short-term investments. If securities are received as collateral, we are not permitted to sell or re-post them.

As of March 31, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $104.2 million, for which we received collateral in the form of cash and securities of $16.0 million and $94.3 million, respectively. As of December 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $159.2 million, for which we received collateral in the form of cash and securities of $30.5 million and $135.6 million, respectively. We had no outstanding repurchase agreements at March 31, 2018 or December 31, 2017.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2018	December 31, 2017
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1.0	$0.2
Public Utilities	—	0.5
All Other Corporate Bonds	15.0	29.8
Total Borrowings	16.0	30.5
Gross Amount of Recognized Liability for Securities Lending Transactions	16.0	30.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. Advances received from the FHLB are used for the purchase of fixed maturity securities. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$34.1	$34.1
Advances from FHLB	350.0	350.0
Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$268.5	$213.3
Commercial Mortgage Loans	321.6	331.5
Total Carrying Value of Collateral Posted to FHLB	$590.1	$544.8

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
March 31, 2018
Note 4 - Investments - Continued

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

	March 31, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$21.5	$—	$21.5	$(5.4)	$(16.1)	$—
Securities Lending	104.2	—	104.2	(88.2)	(16.0)	—
Total	$125.7	$—	$125.7	$(93.6)	$(32.1)	$—

Financial Liabilities:
Derivatives	$51.4	$—	$51.4	$(39.0)	$—	$12.4
Securities Lending	16.0	—	16.0	(16.0)	—	—
Total	$67.4	$—	$67.4	$(55.0)	$—	$12.4

	December 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.5	$—	$19.5	$(4.2)	$(15.3)	$—
Securities Lending	159.2	—	159.2	(128.7)	(30.5)	—
Total	$178.7	$—	$178.7	$(132.9)	$(45.8)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(42.9)	$—	$9.3
Securities Lending	30.5	—	30.5	(30.5)	—	—
Total	$82.7	$—	$82.7	$(73.4)	$—	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Fixed Maturity Securities	$557.1	$563.7
Derivatives	15.4	13.4
Mortgage Loans	27.3	25.4
Policy Loans	4.4	4.3
Other Long-term Investments
Equity Securities[1]	(0.2)	0.3
Private Equity Partnerships[1]	5.6	5.1
Other	2.1	0.7
Short-term Investments	3.6	1.9
Gross Investment Income	615.3	614.8
Less Investment Expenses	9.6	8.8
Less Investment Income on Participation Fund Account Assets	3.4	3.6
Net Investment Income	$602.3	$602.4

1 The net unrealized loss recognized in net investment income for the first three months of 2018 related to equity securities and private equity partnerships still held at March 31, 2018 was $2.0 million and $1.6 million, respectively.

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.0	$2.4
Gross Losses on Sales	(1.4)	(1.1)
Other-Than-Temporary Impairment Loss	(1.0)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	—	0.7
Gross Losses on Sales	—	(0.2)
Embedded Derivative in Modified Coinsurance Arrangement	(1.7)	8.6
All Other Derivatives	0.7	(0.2)
Foreign Currency Transactions	(0.8)	0.8
Net Realized Investment Gain (Loss)	$(2.2)	$11.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
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

Derivatives designated as either cash flow or fair value hedges and used to reduce our exposure to foreign currency risk are as follows:

•
Foreign currency interest rate swaps are used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification. Under these swap agreements, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment.

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
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.1 million at March 31, 2018. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$16.2	$15.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$49.6	$46.4

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $51.4 million and $52.2 million at March 31, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	—	—	—	—	—
Terminations	0.1	20.3	—	—	10.0	30.4
Balance at March 31, 2017	$105.4	$596.2	$250.0	$70.0	$—	$1,021.6

Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	19.9	—	—	26.8	46.7
Terminations	—	—	—	70.0	—	70.0
Balance at March 31, 2018	$48.0	$556.4	$250.0	$—	$26.8	$881.2

Cash Flow Hedges

As of March 31, 2018 and December 31, 2017, we had $343.9 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2018, we expect to amortize approximately $65.1 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2018, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of March 31, 2018 and December 31, 2017, we had $48.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held. These swaps effectively convert the associated fixed rate securities into floating rate securities, which are used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.5 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively, with an offsetting gain on the related interest rate swaps.

As of March 31, 2018, we had $19.9 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities. The change in fair value of the hedged fixed maturity securities attributable to the change in the foreign currency exchange rate resulted in a loss of $0.3 million during the three months ended March 31, 2018 with an offsetting gain on the related forward foreign currency interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

As of March 31, 2018 and December 31, 2017, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain of $2.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, with an offsetting loss on the related interest rate swaps.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges.

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions of dollars)
Fixed maturity securities:
Receive variable interest rate, pay fixed interest rate	$48.1	$48.5	$0.1	$0.6
Receive fixed foreign currency interest, pay fixed foreign currency interest	19.4	—	(0.3)	—

Long-term Debt	(242.5)	(244.8)	6.9	4.5

For the three months ended March 31, 2018, a de minimis amount of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2017, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2018 and December 31, 2017, we held $192.6 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of December 31, 2017, we held $70.0 million notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. These swaps matured during the first quarter of 2018 and a de minimis gain was recognized on the maturities.

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
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forwards	Other L-T Investments	$—	Other Liabilities	$0.2
Foreign Exchange Contracts	Other L-T Investments	21.2	Other Liabilities	17.4
Total Cash Flow Hedges		21.2		17.6

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	7.0
Foreign Exchange Contracts	Other L-T Investments	0.3	Other Liabilities	—
Total Fair Value Hedges		0.3		7.0

Total Designated as Hedging Instruments		$21.5		$24.6

Not Designated as Hedging Instruments
Foreign Exchange Contracts			Other Liabilities	$26.8
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	17.6
Total Not Designated as Hedging Instruments				$44.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$19.5	Other Liabilities	$19.4
Total Cash Flow Hedges		19.5		19.4

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	5.1
Total Fair Value Hedges		—		5.1

Total Designated as Hedging Instruments		$19.5		$24.5

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.2
Foreign Exchange Contracts			Other Liabilities	27.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	15.9
Total Not Designated as Hedging Instruments				$43.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2018			2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$602.3	$(2.2)	$40.2	$602.4	$11.0	$39.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	77.8	0.1	11.4	81.9	0.2	11.4
Derivatives Designated as Hedging Instruments	15.9	(0.1)	0.6	14.6	—	0.5
Foreign Exchange Contracts
Hedged items	5.0	—	—	5.4	1.2	—
Derivatives Designated as Hedging Instruments	(0.3)	—	—	(0.2)	(1.2)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	0.7	1.9	3.6	1.4	(0.6)	3.6
Derivatives Designated as Hedging Instruments	(0.4)	(1.9)	0.1	(1.0)	0.6	(0.3)
Foreign Exchange Contracts
Hedged items	0.1	(0.3)	—	—	—	—
Derivatives Designated as Hedging Instruments	—	0.3	—	—	—	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income.

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.2)	$—
Foreign Exchange Contracts	3.8	(4.5)
Total	$3.6	$(4.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$—	$(0.3)
Foreign Exchange Contracts	0.7	0.2
Embedded Derivative in Modified Coinsurance Arrangement	(1.7)	8.6
Total	$(1.0)	$8.5

Note 6 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—	—	—	(17.5)
Balance at January 1, 2018	$590.3	$282.3	$(254.5)	$(508.1)	$110.0
Other Comprehensive Income (Loss) Before Reclassifications	(234.8)	2.9	47.5	(1.2)	(185.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.6	(11.7)	—	4.3	(6.8)
Net Other Comprehensive Income (Loss)	(234.2)	(8.8)	47.5	3.1	(192.4)
Balance at March 31, 2018	$356.1	$273.5	$(207.0)	$(505.0)	$(82.4)

Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	44.7	(2.7)	17.1	(0.6)	58.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(2.3)	(8.0)	—	3.2	(7.1)
Net Other Comprehensive Income (Loss)	42.4	(10.7)	17.1	2.6	51.4
Balance at March 31, 2017	$483.0	$316.8	$(336.9)	$(462.5)	$0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

The net unrealized gain on securities consists of the following components:

	March 31	January 1
	2018	2018	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,348.2	$5,665.2	$(1,317.0)
Deferred Acquisition Costs	(41.2)	(51.4)	10.2
Reserves for Future Policy and Contract Benefits	(4,030.1)	(5,094.7)	1,064.6
Reinsurance Recoverable	321.0	375.8	(54.8)
Income Tax	(241.8)	(304.6)	62.8
Total	$356.1	$590.3	$(234.2)

	March 31	December 31
	2017	2016	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,925.6	$4,664.6	$261.0
Other Investments	(17.8)	(22.7)	4.9
Deferred Acquisition Costs	(40.9)	(38.9)	(2.0)
Reserves for Future Policy and Contract Benefits	(4,467.3)	(4,253.2)	(214.1)
Reinsurance Recoverable	335.6	321.3	14.3
Income Tax	(252.2)	(230.5)	(21.7)
Total	$483.0	$440.6	$42.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$0.2	$3.4
Other-Than-Temporary Impairment Loss	(1.0)	—
	(0.8)	3.4
Income Tax Expense (Benefit)	(0.2)	1.1
Total	$(0.6)	$2.3

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$15.6	$14.3
Loss on Foreign Exchange Contracts	(0.3)	(0.3)
Net Realized Investment Gain (Loss)
Loss on Interest Rate Swaps	(0.1)	—
Loss on Foreign Exchange Contracts	—	(1.2)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)
	14.7	12.3
Income Tax Expense	3.0	4.3
Total	$11.7	$8.0

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.6)	$(5.1)
Amortization of Prior Service Credit	0.1	0.2
	(5.5)	(4.9)
Income Tax Benefit	(1.2)	(1.7)
Total	$(4.3)	$(3.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2018	2017
	(in millions of dollars)
Balance at January 1	$23,222.0	$23,249.5
Less Reinsurance Recoverable	2,182.0	2,163.6
Net Balance at January 1	21,040.0	21,085.9

Incurred Related to
Current Year	1,543.1	1,489.8
Prior Years
Interest	283.6	295.7
All Other Incurred	(192.0)	(184.8)
Foreign Currency	72.2	29.8
Total Incurred	1,706.9	1,630.5

Paid Related to
Current Year	(322.0)	(283.9)
Prior Years	(1,400.4)	(1,369.3)
Total Paid	(1,722.4)	(1,653.2)

Net Balance at March 31	21,024.5	21,063.2
Plus Reinsurance Recoverable	2,184.1	2,139.1
Balance at March 31	$23,208.6	$23,202.3

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
March 31, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2018	2017
	(in millions of dollars)
Policy and Contract Benefits	$1,623.1	$1,544.8
Reserves for Future Policy and Contract Benefits	44,668.5	44,502.2
Total	46,291.6	46,047.0
Less:
Life Reserves for Future Policy and Contract Benefits	8,278.7	8,105.7
Accident and Health Active Life Reserves	10,774.2	10,271.7
Adjustment Related to Unrealized Investment Gains and Losses	4,030.1	4,467.3
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,208.6	$23,202.3

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
March 31, 2018
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

Segment information is as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$441.2	$434.4
Group Short-term Disability	176.3	157.9
Group Life and Accidental Death & Dismemberment
Group Life	399.2	367.8
Accidental Death & Dismemberment	38.7	36.6
Supplemental and Voluntary
Individual Disability	104.9	107.0
Voluntary Benefits	229.8	215.2
Dental and Vision	48.7	41.5
	1,438.8	1,360.4
Unum UK
Group Long-term Disability	90.8	80.8
Group Life	28.6	24.8
Supplemental	20.2	15.7
	139.6	121.3
Colonial Life
Accident, Sickness, and Disability	231.3	219.1
Life	81.0	74.2
Cancer and Critical Illness	86.0	81.0
	398.3	374.3
Closed Block
Individual Disability	109.4	121.3
Long-term Care	161.3	163.1
All Other	2.6	2.5
	273.3	286.9
Total Premium Income	$2,250.0	$2,142.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 8 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2018
Premium Income	$1,438.8	$139.6	$398.3	$273.3	$—	$2,250.0
Net Investment Income	194.2	27.6	37.3	337.7	5.5	602.3
Other Income	29.0	—	0.3	19.0	1.2	49.5
Adjusted Operating Revenue	$1,662.0	$167.2	$435.9	$630.0	$6.7	$2,901.8

Adjusted Operating Income (Loss)	$243.9	$29.8	$81.0	$28.9	$(40.3)	$343.3

Three Months Ended March 31, 2017
Premium Income	$1,360.4	$121.3	$374.3	$286.9	$—	$2,142.9
Net Investment Income	202.5	26.6	35.1	335.3	2.9	602.4
Other Income	28.7	—	0.3	20.8	0.4	50.2
Adjusted Operating Revenue	$1,591.6	$147.9	$409.7	$643.0	$3.3	$2,795.5

Adjusted Operating Income (Loss)	$239.1	$26.6	$82.4	$31.6	$(39.8)	$339.9

	March 31	December 31
	2018	2017
	(in millions of dollars)
Assets
Unum US	$18,036.3	$18,109.1
Unum UK	3,497.6	3,428.1
Colonial Life	4,292.9	4,184.1
Closed Block	34,603.8	35,051.2
Corporate	2,581.7	3,240.6
Total Assets	$63,012.3	$64,013.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 8 - Segment Information - Continued

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Total Revenue	$2,899.6	$2,806.5
Excluding:
Net Realized Investment Gain (Loss)	(2.2)	11.0
Adjusted Operating Revenue	$2,901.8	$2,795.5

Income Before Income Tax	$341.1	$330.3
Excluding:
Net Realized Investment Gain (Loss)	(2.2)	11.0
Loss from Guaranty Fund Assessment	—	(20.6)
Adjusted Operating Income	$343.3	$339.9

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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Service Cost	$2.3	$2.0	$—	$—	$—	$—
Interest Cost	19.9	21.1	1.5	1.5	1.2	1.5
Expected Return on Plan Assets	(26.1)	(25.8)	(2.4)	(2.0)	(0.1)	(0.2)
Amortization of:
Net Actuarial Loss	5.4	4.9	0.2	0.2	—	—
Prior Service Credit	—	(0.1)	—	—	(0.1)	(0.1)
Total	$1.5	$2.1	$(0.7)	$(0.3)	$1.0	$1.2

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars, except share data)
Numerator
Net Income	$273.5	$229.9

Denominator (000s)
Weighted Average Common Shares - Basic	221,894.0	229,429.6
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	683.0	949.2
Weighted Average Common Shares - Assuming Dilution	222,577.0	230,378.8

Net Income Per Common Share
Basic	$1.23	$1.00
Assuming Dilution	$1.23	$1.00

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $23.35 to $26.29, the nonvested restricted stock units have grant prices ranging from $27.85 to $55.26, and the nonvested performance share units have grant prices ranging from $27.85 to $49.86.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated a de minimis amount and 0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Common Stock

During the second quarter of 2017, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 25, 2018. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 26, 2017. The remaining repurchase amount under the new program was $412.8 million at March 31, 2018.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2018	2017
	(in millions)
Shares Repurchased	1.9	2.1
Cost of Shares Repurchased[1]	$100.2	$100.0

1 Includes commissions of $0.2 million for the three months ended March 31, 2018, and a de minimis amount for the three months ended March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
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
Miscellaneous Matters
Similar to other insurers, we were recently the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File (SSDMF) to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. We also are cooperating with a Delaware Market Conduct examination involving the same issue, which is currently inactive, as well as defending litigation on this issue in West Virginia, as described in the following paragraph. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current settlement and/or similar investigations by other state jurisdictions may result in payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 11 - Commitments and Contingent Liabilities - Continued

In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the SSDMF or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we answered the complaints. In 2016, the West Virginia Legislature enacted a law defining insurers’ duties with regard to unclaimed benefits for life insurance policies, annuity contracts, and retained asset accounts issued in West Virginia. In December 2016, we filed a motion to dismiss the complaints in light of this law. In June 2017, the court denied the motion. The case is proceeding through the discovery phase.
In 2009, a Pennsylvania-based insurance company and its affiliates were ordered into rehabilitation, and the Pennsylvania Insurance Commissioner, who was appointed as the Rehabilitator, filed petitions for liquidation with the Commonwealth Court of Pennsylvania. Under Pennsylvania law, payment of covered claims and other related insurance obligations are provided, within prescribed limits, by state guaranty associations. These guaranty associations assess fees to meet these obligations on insurance companies that sell insurance within the state, which are generally based on a company's pro rata portion of average premiums written or received for several years prior to the insolvency. In March 2017, a formal order of liquidation was issued, and as such, we were subject to an assessment by those guaranty associations that are responsible for policyholder claims, and accordingly accrued, in the first quarter of 2017, an estimated loss contingency. We continue to submit payment to satisfy this assessment as requests for payment are received from the guaranty associations.

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

Note 12 - Other

Debt

During the three months ended March 31, 2018, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

At March 31, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2018
Note 12 - Other - Continued

Income Tax

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.  We are applying the guidance in Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of TCJA.  At March 31, 2018, our estimates recorded at December 31, 2017 for the tax effects of TCJA are not final. We will continue to refine our calculations as additional analysis is completed and record the final amounts during the one year measurement period after the enactment date as allowed by SAB 118. Tax rate estimates recorded at December 31, 2017 and March 31, 2018 may be impacted by changes in accounting and tax interpretations of the TCJA legislation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company, Starmount Life Insurance Company, and in the United Kingdom, Unum Limited. We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2017.

Operating Performance and Capital Management

For the first quarter of 2018, we reported net income of $273.5 million, or $1.23 per diluted common share, compared to net income of $229.9 million, or $1.00 per diluted common share, in the same period of 2017. Net income includes net realized investment gains and losses. Excluding net realized investment gains and losses, after-tax adjusted operating income was $275.1 million, or $1.24 per diluted common share, in the first quarter of 2018. Net income, for the first quarter of 2017, also included a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share. Excluding net realized investment gains and losses and the loss from a guaranty fund assessment, after-tax adjusted operating income was $236.1 million, or $1.02 per diluted common share, in the first quarter of 2017. See additional information in Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 2.0 percent in the first quarter of 2018 compared to the same period of 2017, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment for the first quarter of 2018 was 66.8 percent, compared to 67.9 percent in the same period of 2017. Unum US sales increased 4.2 percent in the first quarter of 2018 compared to the same period of 2017. Persistency was generally favorable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported a consistent level of adjusted operating income, as measured in Unum UK's local currency, in the first quarter of 2018 compared to the same period of 2017, with growth in premium income and a favorable operating expense ratio, offset by less favorable benefits experience and lower net investment income. The benefit ratio for Unum UK was 71.9 percent in the first quarter of 2018 compared to 71.4 percent in the same period of 2017. Unum UK sales in local currency decreased 22.6 percent in the first quarter of 2018 compared to the same period of 2017. Persistency was favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported a decline in adjusted operating income of 1.7 percent in the first quarter of 2018 compared to the same period of 2017, with less favorable benefits experience and a higher operating expense ratio, which offset growth in premium income and net investment income. The benefit ratio for Colonial Life was 51.6 percent in the first quarter of 2018 compared to 50.8 percent in the same period of 2017. Colonial Life sales increased 7.6 percent in the first quarter of 2018 compared to the same period of 2017. Persistency was generally favorable relative to the prior year and is consistent with our expectations.

Our Closed Block segment reported a decrease in adjusted operating income of 8.5 percent in the first quarter of 2018 compared to the same period of 2017 due primarily to a decline in premium income and unfavorable overall benefits experience. Benefits experience in our individual disability line of business was favorable in the first quarter of 2018 compared to the prior year and was favorable relative to our range of expectations. Benefits experience in our long-term care line of business was unfavorable in the first quarter of 2018 relative to the same prior year period and was unfavorable relative to our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.3 billion at March 31, 2018 compared to $5.7 billion at December 31, 2017, with the decline due to an increase in U.S. Treasury rates and credit spreads during the first three months of 2018. The earned book yield on our investment portfolio was 5.09 percent for the first quarter of 2018 compared to a yield of 5.23 percent for full year 2017.

We believe our capital and financial positions are strong. At March 31, 2018, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 380 percent, in line with our expectations. During the first quarter of 2018, we repurchased 1.9 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $100 million. Our weighted average common shares outstanding, assuming dilution, equaled 222.6 million and 230.4 million for the first quarter of 2018 and 2017, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of March 31, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $887 million.

U.S. Tax Reform

On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The TCJA, among other things, included a reduction to the U.S. corporate statutory tax rate from 35 percent to 21 percent, the impact of which resulted in a favorable comparison in our effective tax rate in the first quarter of 2018 compared to the first quarter of 2017. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Consolidated Operating Results" contained herein in Item 2 for further details.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union (EU) and is due to leave the EU on March 29, 2019. We may see some continued dampening of growth in the U.K. as well as claims volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum UK Segment" in this Item 2.

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

Our outlook for the remainder of 2018 is for continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2018		2017
	(in millions)	per share *	(in millions)	per share *
Net Income	$273.5	$1.23	$229.9	$1.00
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of ($0.6); $3.8)	(1.6)	(0.01)	7.2	0.04
Loss from Guaranty Fund Assessment (net of tax benefit of $-; $7.2)	—	—	(13.4)	(0.06)
After-tax Adjusted Operating Income	$275.1	$1.24	$236.1	$1.02

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2018	2017
	(in millions of dollars)
Total Revenue	$2,899.6	$2,806.5
Excluding:
Net Realized Investment Gain (Loss)	(2.2)	11.0
Adjusted Operating Revenue	$2,901.8	$2,795.5

Income Before Income Tax	$341.1	$330.3
Excluding:
Net Realized Investment Gain (Loss)	(2.2)	11.0
Loss from Guaranty Fund Assessment	—	(20.6)
Adjusted Operating Income	$343.3	$339.9

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2018.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2018	% Change	2017
			As Adjusted
Revenue
Premium Income	$2,250.0	5.0%	$2,142.9
Net Investment Income	602.3	—	602.4
Net Realized Investment Gain (Loss)	(2.2)	(120.0)	11.0
Other Income	49.5	(1.4)	50.2
Total Revenue	2,899.6	3.3	2,806.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,807.9	3.4	1,749.0
Commissions	282.3	4.5	270.2
Interest and Debt Expense	40.2	1.0	39.8
Deferral of Acquisition Costs	(169.3)	4.4	(162.1)
Amortization of Deferred Acquisition Costs	151.5	7.1	141.5
Compensation Expense	221.7	6.1	209.0
Other Expenses	224.2	(2.0)	228.8
Total Benefits and Expenses	2,558.5	3.3	2,476.2

Income Before Income Tax	341.1	3.3	330.3
Income Tax	67.6	(32.7)	100.4

Net Income	$273.5	19.0	$229.9

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

Our weighted average pound/dollar exchange rate was 1.393 and 1.243 for the three months ended March 31, 2018 and 2017, respectively. If the first quarter of 2017 results for our U.K. operations had been translated at the higher exchange rate of 2018, our adjusted operating revenue and adjusted operating income by segment would have been higher by approximately $18 million and $3 million, respectively, in the first quarter of 2017. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2018 increased relative to the same period of 2017, with growth in each of our principal operating business segments, as measured in local currency, due to current and prior period sales growth, the expansion of our dental and vision products, and generally favorable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was consistent in the first quarter of 2018 relative to the same period of 2017 with a decline in the yield on invested assets, mostly offset by an increase in the level of invested assets, the favorable impact of the higher foreign currency exchange rate on translated financial results, and higher miscellaneous investment income.

We recognized $1.0 million of other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first quarter of 2018. We had no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first quarter of 2017. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(1.7) million and $8.6 million in the first quarters of 2018 and 2017, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the first quarter 2018 relative to the prior year period. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the first quarter of 2018 relative to the same period of 2017 due primarily to sales growth. Growth in the level of the deferred asset resulted in higher amortization in the first quarter of 2018 compared to the prior year.

Interest and debt expense was slightly higher in the first quarter 2018 relative to the same period of 2017 due primarily to a higher overall rate of interest, partially offset by a lower level of outstanding debt.

Other expenses, including compensation expense, increased in the first quarter of 2018 compared to the same period of 2017. Excluding the loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent in the first quarter 2017, the year-over-year growth rates in compensation and other expenses more than offset the premium growth rate, resulting in a slight increase in the other expense ratio relative to the prior year as we continue balancing our investments in the growth of our business with our continued focus on expense management and operating efficiencies.

Our effective income tax rate for the first quarter of 2018 was 19.9 percent of income before income tax, compared to 30.4 percent for the first quarter of 2017. The decline in the effective rate was due to the enactment of the TCJA in the fourth quarter of 2017, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective tax rate differed from the U.S. statutory rate in effect for the first quarter of 2018 due to tax credits. Our effective tax rate differed from the U.S. statutory rate in effect for the first quarter of 2017 due to tax credits and the impact of foreign earnings which were taxed at a lower rate than the U.S. statutory rate. See Note 12 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2018	% Change	2017
Unum US	$274.6	4.2%	$263.5

Unum UK	£12.3	(22.6)%	£15.9

Colonial Life	$103.7	7.6%	$96.4

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income	$1,438.8	5.8%	$1,360.4
Net Investment Income	194.2	(4.1)	202.5
Other Income	29.0	1.0	28.7
Total	1,662.0	4.4	1,591.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	960.9	4.1	923.4
Commissions	161.4	5.4	153.2
Deferral of Acquisition Costs	(89.5)	2.5	(87.3)
Amortization of Deferred Acquisition Costs	89.2	6.8	83.5
Other Expenses	296.1	5.9	279.7
Total	1,418.1	4.9	1,352.5

Adjusted Operating Income	$243.9	2.0	$239.1

Operating Ratios (% of Premium Income):
Benefit Ratio	66.8%		67.9%
Other Expense Ratio	20.6%		20.6%
Adjusted Operating Income Ratio	17.0%		17.6%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$441.2	1.6%	$434.4
Group Short-term Disability	176.3	11.7	157.9
Total Premium Income	617.5	4.3	592.3
Net Investment Income	108.2	(6.3)	115.5
Other Income	26.3	9.6	24.0
Total	752.0	2.8	731.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	466.9	2.9	453.8
Commissions	48.9	5.4	46.4
Deferral of Acquisition Costs	(12.3)	2.5	(12.0)
Amortization of Deferred Acquisition Costs	11.2	12.0	10.0
Other Expenses	154.3	6.5	144.9
Total	669.0	4.0	643.1

Adjusted Operating Income	$83.0	(6.4)	$88.7

Operating Ratios (% of Premium Income):
Benefit Ratio	75.6%		76.6%
Other Expense Ratio	25.0%		24.5%
Adjusted Operating Income Ratio	13.4%		15.0%

Persistency:
Group Long-term Disability	90.8%		88.1%
Group Short-term Disability	86.6%		85.2%

Premium income in the first quarter of 2018 increased compared to the same period of 2017 with growth in the in-force block due to prior period sales and improved persistency. Net investment income was lower in the first quarter of 2018 relative to the same period of 2017 due to a decrease in the level of invested assets, a decline in yield on invested assets, and slightly lower miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the first quarter of 2018 compared to the same period of 2017 due primarily to favorable claim recovery experience in our group long-term disability product line, partially offset by higher claims incidence in our group short-term disability product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2018 compared to same period of 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased in the first quarter of 2018 relative to the same period of 2017 due to growth in the level of the deferred asset.  Our other expense ratio was higher in the first quarter of 2018 compared to the same period of 2017 due primarily to an increase in operational investments in our business.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Life	$399.2	8.5%	$367.8
Accidental Death & Dismemberment	38.7	5.7	36.6
Total Premium Income	437.9	8.3	404.4
Net Investment Income	26.8	(2.9)	27.6
Other Income	1.1	10.0	1.0
Total	465.8	7.6	433.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	309.8	6.6	290.7
Commissions	36.7	12.6	32.6
Deferral of Acquisition Costs	(10.2)	9.7	(9.3)
Amortization of Deferred Acquisition Costs	9.1	13.8	8.0
Other Expenses	55.8	1.5	55.0
Total	401.2	6.4	377.0

Adjusted Operating Income	$64.6	15.4	$56.0

Operating Ratios (% of Premium Income):
Benefit Ratio	70.7%		71.9%
Other Expense Ratio	12.7%		13.6%
Adjusted Operating Income Ratio	14.8%		13.8%

Persistency:
Group Life	89.3%		87.4%
Accidental Death & Dismemberment	86.2%		87.1%

Premium income increased in the first quarter of 2018 compared to the same period of 2017 due to sales growth and overall favorable persistency. Net investment income was lower in the first quarter of 2018 compared to the same period of 2017 due primarily to a decline in yield, partially offset by an increase in the level of invested assets and higher miscellaneous investment income.

Benefits experience was favorable in the first quarter of 2018 compared to the same period of 2017, driven primarily by waiver of premium experience in our group life product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2018 compared to same period of 2017 due to sales growth. The amortization of deferred acquisition costs increased in the first quarter of 2018 relative to the same period of 2017 due to growth in the level of the deferred asset.  The other expense ratio declined in the first quarter of 2018 compared to the same period of 2017 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with continued investment in the growth of our business.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$104.9	(2.0)%	$107.0
Voluntary Benefits	229.8	6.8	215.2
Dental and Vision	48.7	17.3	41.5
Total Premium Income	383.4	5.4	363.7
Net Investment Income	59.2	(0.3)	59.4
Other Income	1.6	(56.8)	3.7
Total	444.2	4.1	426.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	184.2	3.0	178.9
Commissions	75.8	2.2	74.2
Deferral of Acquisition Costs	(67.0)	1.5	(66.0)
Amortization of Deferred Acquisition Costs	68.9	5.2	65.5
Other Expenses	86.0	7.8	79.8
Total	347.9	4.7	332.4

Adjusted Operating Income	$96.3	2.0	$94.4

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	51.0%		54.6%
Voluntary Benefits	42.3%		42.2%
Dental and Vision	68.6%		71.6%
Other Expense Ratio	22.4%		21.9%
Adjusted Operating Income Ratio	25.1%		26.0%

Persistency:
Individual Disability	90.7%		91.1%
Voluntary Benefits	76.9%		75.9%
Dental and Vision	85.0%		83.4%

Premium income increased in the first quarter of 2018 compared to the same period of 2017, driven by growth in the voluntary benefits product line due to higher sales and continued growth in our dental and vision product as we continue to expand its distribution. Net investment income was slightly lower in the first quarter of 2018 relative to the comparable period of 2017 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by growth in the level of invested assets. Other income decreased in the first quarter of 2018 relative to the same period of 2017 due to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience was favorable for the individual disability product line in the first quarter of 2018 compared to the same period of 2017 due to the favorable impact on our benefit ratio due to the reinsurance agreement we entered into during the fourth quarter of 2016 whereby we ceded additional business in the first quarter of 2018 compared to the prior year period. Excluding the impact of this agreement, benefits experience for the individual disability product line was generally consistent with the same period of 2017. Benefits experience for voluntary benefits in the first quarter of 2018 was generally consistent with the same period of 2017. Benefits experience for the dental and vision product line in the first quarter of 2018 was favorable compared to the same period of 2017 due primarily to lower average claim size.

Commissions and the deferral of acquisition costs were higher for the first quarter of 2018 relative to the same period of 2017 due primarily to sales growth. The amortization of deferred acquisition costs increased in the first quarter of 2018 relative to the same period of 2017 due to less favorable persistency in our individual disability product line and growth in the level of the deferred asset. Our other expense ratio increased in the first quarter of 2018 compared to the same period of 2017 due to an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2018	% Change	2017
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$30.1	(16.4)%	$36.0
Group Short-term Disability	16.3	(3.6)	16.9
Group Life and AD&D	44.6	19.9	37.2
Subtotal	91.0	1.0	90.1
Supplemental and Voluntary
Individual Disability	17.9	10.5	16.2
Voluntary Benefits	153.5	4.2	147.3
Dental and Vision	12.2	23.2	9.9
Subtotal	183.6	5.9	173.4
Total Sales	$274.6	4.2	$263.5

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$54.9	(2.5)%	$56.3
Large Case Market	36.1	6.8	33.8
Subtotal	91.0	1.0	90.1
Supplemental and Voluntary	183.6	5.9	173.4
Total Sales	$274.6	4.2	$263.5

Group sales increased slightly in the first quarter of 2018 compared to the same period of 2017, primarily driven by an increase in sales to existing customers in our large case market segment, partially offset by a decline in sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and in the large case market segment. The sales mix in the group market sector for the first three months of 2018 was approximately 60 percent core market and 40 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2018 compared to the same period of 2017 driven by higher sales to new customers, partially offset by a decrease in sales to existing customers. Sales of voluntary benefits increased in the first quarter of 2018 compared to the same period of 2017, driven by increased sales to both new and existing customers in the core market and sales to existing customers in the large case market. Dental and vision sales increased in the first quarter of 2018 compared to the same period of 2017, primarily driven by higher sales to both new and existing customers.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During the remainder of 2018, we will continue to focus on client expansion, consumer engagement, and collaborative partnerships, all underpinned by strong risk management. We intend to broaden our client relationships and build additional partnerships to open new digital channels. We also aim to enhance the customer experience through the expansion of our dental and vision business and the introduction of our medical stop-loss product, investing in processes with a focus on quality and simplification, and the utilization of technology to enhance enrollment, underwriting, and online claims. We believe our active client management and differentiated integrated customer experience across our product lines will continue to enable us to grow our market.

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

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may be impacted, either favorably or unfavorably, by fluctuations in miscellaneous investment income.  As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We expect that our group disability ratio will remain generally consistent with 2017 and that our voluntary benefits benefit ratio will gradually increase back to long-term trends. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum UK Segment

The Unum UK segment includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$90.8	12.4%	$80.8
Group Life	28.6	15.3	24.8
Supplemental	20.2	28.7	15.7
Total Premium Income	139.6	15.1	121.3
Net Investment Income	27.6	3.8	26.6
Total	167.2	13.0	147.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	100.3	15.7	86.7
Commissions	9.4	6.8	8.8
Deferral of Acquisition Costs	(1.5)	(16.7)	(1.8)
Amortization of Deferred Acquisition Costs	2.1	(4.5)	2.2
Other Expenses	27.1	6.7	25.4
Total	137.4	13.3	121.3

Adjusted Operating Income	$29.8	12.0	$26.6

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

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£65.2	—%	£65.2
Group Life	20.6	3.0	20.0
Supplemental	14.5	14.2	12.7
Total Premium Income	100.3	2.5	97.9
Net Investment Income	19.9	(7.0)	21.4
Total	120.2	0.8	119.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	72.1	3.1	69.9
Commissions	6.8	(4.2)	7.1
Deferral of Acquisition Costs	(1.1)	(21.4)	(1.4)
Amortization of Deferred Acquisition Costs	1.5	(11.8)	1.7
Other Expenses	19.5	(5.3)	20.6
Total	98.8	0.9	97.9

Adjusted Operating Income	£21.4	—	£21.4

Weighted Average Pound/Dollar Exchange Rate	1.393		1.243

Operating Ratios (% of Premium Income):
Benefit Ratio	71.9%		71.4%
Other Expense Ratio	19.4%		21.0%
Adjusted Operating Income Ratio	21.3%		21.9%

Persistency:
Group Long-term Disability	86.7%		84.2%
Group Life	85.5%		82.0%
Supplemental	91.5%		91.5%

Premium income increased in the first quarter of 2018 compared to the same period of 2017 driven by overall improved persistency and sales growth in the group critical illness and dental product lines.

Net investment income was lower in the first quarter of 2018 relative to the prior year period due primarily to lower yield on our fixed-rate bonds, partially offset by the increase in the level of invested assets.

Overall benefits experience was less favorable in the first quarter of 2018 relative to the same prior year period due primarily to unfavorable claims activity in our group life and group critical illness product lines, partially offset by favorable claim resolutions in our group long-term disability product line.

Commissions and the deferral of acquisition costs decreased in the first quarter of 2018 relative to the same prior year period due primarily to an overall decrease in sales. The amortization of acquisition costs in the first quarter of 2018 was generally consistent with the same period of 2017. The other expense ratio was lower in the first quarter of 2018 compared to the same prior year period due to an increase in premium income and a continued focus on expense management and operating efficiencies.
Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2018	% Change	2017
Sales by Product
Group Long-term Disability	$7.8	(42.2)%	$13.5
Group Life	4.5	15.4	3.9
Supplemental	4.8	108.7	2.3
Total Sales	$17.1	(13.2)	$19.7

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$7.6	18.8%	$6.4
Large Case Market	4.7	(57.3)	11.0
Subtotal	12.3	(29.3)	17.4
Supplemental	4.8	108.7	2.3
Total Sales	$17.1	(13.2)	$19.7

Sales by Product
Group Long-term Disability	£5.6	(48.6)%	£10.9
Group Life	3.3	6.5	3.1
Supplemental	3.4	78.9	1.9
Total Sales	£12.3	(22.6)	£15.9

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£5.4	3.8%	£5.2
Large Case Market	3.5	(60.2)	8.8
Subtotal	8.9	(36.4)	14.0
Supplemental	3.4	78.9	1.9
Total Sales	£12.3	(22.6)	£15.9

Group long-term disability sales decreased in the first quarter of 2018 relative to the first quarter of 2017 due primarily to a decline in sales to new customers in our large case market. Group life sales were slightly higher in the first quarter of 2018 compared to the first quarter of 2017 with an increase in sales to new customers in the large case market mostly offset by a decline in sales to existing customers in the large case market.

Supplemental sales increased during the first quarter of 2018 compared to the same period of 2017 due to an increase in sales in both the group critical illness and dental product lines.

Segment Outlook

We remain committed to driving growth in the U.K. market, and during the remainder of 2018, we will continue to build on those capabilities that we believe will generate growth and profitability in our businesses. Expanding our group long-term disability market position remains a significant opportunity and priority. Our key priorities in 2018 include the continuing implementation of price increases across interest sensitive product lines while maintaining solid persistency results and continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to build upon the strong sales momentum we have seen in our group critical illness and dental products through increased participation rates as well as accelerate growth in our group life line of business. We will expand our distribution and build marketing and digital capabilities which we believe will drive sustainable growth. We have simplified our processes and operations to deliver efficiencies and further improvements to customer service and remain focused on risk discipline.

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

We expect the current environment to continue to have a negative impact on our growth expectations in the near-term and may also lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K., however, we do not expect this to have a significant impact on adjusted operating income. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our expanded dental and vision products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$231.3	5.6%	$219.1
Life	81.0	9.2	74.2
Cancer and Critical Illness	86.0	6.2	81.0
Total Premium Income	398.3	6.4	374.3
Net Investment Income	37.3	6.3	35.1
Other Income	0.3	—	0.3
Total	435.9	6.4	409.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	205.7	8.1	190.2
Commissions	90.2	5.9	85.2
Deferral of Acquisition Costs	(78.3)	7.3	(73.0)
Amortization of Deferred Acquisition Costs	60.2	7.9	55.8
Other Expenses	77.1	11.6	69.1
Total	354.9	8.4	327.3

Adjusted Operating Income	$81.0	(1.7)	$82.4

Operating Ratios (% of Premium Income):
Benefit Ratio	51.6%		50.8%
Other Expense Ratio	19.4%		18.5%
Adjusted Operating Income Ratio	20.3%		22.0%

Persistency:
Accident, Sickness, and Disability	75.3%		74.6%
Life	84.2%		84.5%
Cancer and Critical Illness	83.1%		81.9%

Premium income increased in the first quarter of 2018 relative to the same period of 2017 as a result of sales growth and solid persistency. Net investment income was higher in the first quarter of 2018 compared to the same period of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience in the first quarter of 2018 was unfavorable compared to the same period of 2017 due primarily to higher claims incidence and a higher average claim size in the life line of business, partially offset by favorable claims experience in the accident, sickness and disability line of business.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2018 relative to the same period of 2017 due to sales growth. The amortization of deferred acquisition costs increased during the first quarter of 2018 relative to the same period of 2017 due to growth in the level of the deferred asset. The other expense ratio was higher in the first quarter of 2018 compared to the same period of 2017 due to an increase in operational investments in our business.

Sales

Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars)
	Three Months Ended March 31
	2018	% Change	2017
Sales by Product
Accident, Sickness, and Disability	$66.4	8.0%	$61.5
Life	21.3	1.9	20.9
Cancer and Critical Illness	16.0	14.3	14.0
Total Sales	$103.7	7.6	$96.4

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$67.9	7.8%	$63.0
Large Case Market	15.7	1.9	15.4
Subtotal	83.6	6.6	78.4
Public Sector	20.1	11.7	18.0
Total Sales	$103.7	7.6	$96.4

Sales were higher in the first quarter of 2018 relative to the same period of 2017 due to growth in both new and existing customer account sales. Commercial market sales increased in the first quarter of 2018 as compared to the same period of 2017 due primarily to higher sales to both new and existing customer accounts in the core market, which we define as accounts with fewer than 1,000 employees, partially offset by lower sales to new customer accounts in the large case market. Growth in our public sector market sales for the first quarter of 2018 was due to an increase in both new and existing customer account sales. The number of new accounts increased 4.3 percent in the first quarter of 2018 relative to the same period of 2017, and the average new case size increased 10.4 percent.
Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During the remainder of 2018, we intend to continue to focus on expanding our distribution, introducing new products and services, enhancing the customer experience, and investing in new solutions and digital capabilities to further improve productivity.  We believe there is significant opportunity for growth in our core market, particularly those employers with fewer than 100 employees.  This market is currently underserved, and we believe having a large national distribution system is critical to reaching those markets. We will continue to focus on accelerating growth during the remainder of 2018 through territory expansion, territory growth, persistency investments, and increased participation rates. We believe our distribution system, enrollment capabilities, public sector expertise, the introduction of our new individual dental and vision products, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales and premium growth trends during the remainder of 2018 and a consistent level of adjusted operating earnings growth as a result of accelerating investments in our future growth. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  We expect our annual benefit ratio for 2018 to be generally consistent with the level of 2017. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$109.4	(9.8)%	$121.3
Long-term Care	161.3	(1.1)	163.1
All Other	2.6	4.0	2.5
Total Premium Income	273.3	(4.7)	286.9
Net Investment Income	337.7	0.7	335.3
Other Income	19.0	(8.7)	20.8
Total	630.0	(2.0)	643.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	541.0	(1.4)	548.7
Commissions	21.3	(7.4)	23.0
Interest and Debt Expense	1.7	—	1.7
Other Expenses	37.1	(2.4)	38.0
Total	601.1	(1.7)	611.4

Adjusted Operating Income	$28.9	(8.5)	$31.6

Interest Adjusted Loss Ratios:
Individual Disability	77.1%		83.6%
Long-term Care	96.6%		88.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.6%		13.2%
Adjusted Operating Income Ratio	10.6%		11.0%

Persistency:
Individual Disability	89.3%		90.4%
Long-term Care	95.7%		95.1%

Premium income for individual disability decreased in the first quarter of 2018 compared to the same period of 2017 due to policy terminations and maturities. Premium income for long-term care decreased slightly due primarily to policy terminations, partially offset by rate increases. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the first quarter of 2018 relative to the same period of 2017 due to a higher level of invested assets, partially offset by a decline in the yield on invested assets. Other income, which includes the underlying results of certain blocks of individual disability reinsured business and the net investment income of portfolios held by those ceding companies to support the block we have reinsured, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was favorable in the first quarter of 2018 compared to the same period of 2017 due primarily to a lower average size of new claims. Long-term care benefits experience was unfavorable in the first quarter of 2018 compared to the same period of 2017 due to higher claims incidence, partially offset by favorable claim resolutions related to mortality experience. Also contributing to the unfavorable long-term care benefits experience in the first quarter of 2018 compared to the same period of 2017 was a lower level of policy terminations.

The other expense ratio increased slightly in the first quarter of 2018 compared to the same period of 2017 driven primarily by the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

During the remainder of 2018, we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the continued increase in our allocation towards high yield and alternative assets in the long-term care product line. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves. Although the yield achieved on the investment of new money supporting our long-term care business continues to meet the expectations we have assumed in our reserves established under loss recognition, we consider this a continued watch area as we get closer to the time when the new money yield assumptions will begin to grade higher in our reserve assumptions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures and the timing of our premium rate increases varies relative to expectations. For 2018, although premium rate increases and higher investment margins have contributed positively to the interest adjusted loss ratios for our long-term care product lines, we expect that they will remain elevated relative to the prior year. We also believe the implementation of our long-term care rate increases have contributed to higher claim submissions in the near term. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expense not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2018	% Change	2017
Adjusted Operating Revenue
Net Investment Income	$5.5	89.7%	$2.9
Other Income	1.2	200.0	0.4
Total	6.7	103.0	3.3

Interest and Other Expenses	47.0	(26.2)	63.7

Loss Before Income Tax and Net Realized Investment Gains and Losses	(40.3)	33.3	(60.4)
Loss from Guaranty Fund Assessment	—	N.M.	20.6
Adjusted Operating Loss	$(40.3)	(1.3)	$(39.8)

N.M. = not a meaningful percentage

Net investment income was higher in the first quarter of 2018 relative to the same period of 2017 due to a higher yield on invested assets, partially offset by a lower asset level.

Interest and other expenses were lower in the first quarter of 2018 relative to the same period of 2017 due primarily to a $20.6 million loss incurred in the first quarter of 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent.  Excluding this loss, interest and other expenses were higher than the prior year due primarily to the reduction of a premium tax receivable.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2018

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,835.1	$209.5	$578.9	$18.7	$2,256.2	$228.2
Capital Goods	4,210.2	378.4	801.2	26.5	3,409.0	404.9
Communications	2,956.2	338.5	535.4	26.8	2,420.8	365.3
Consumer Cyclical	1,399.0	104.3	224.9	5.7	1,174.1	110.0
Consumer Non-Cyclical	6,737.4	520.2	1,870.7	81.8	4,866.7	602.0
Energy	4,857.2	520.1	704.2	40.5	4,153.0	560.6
Financial Institutions	3,394.8	218.6	762.7	17.0	2,632.1	235.6
Mortgage/Asset-Backed	1,842.8	66.4	480.4	14.7	1,362.4	81.1
Sovereigns	873.7	181.1	38.8	0.8	834.9	181.9
Technology	1,529.9	61.1	341.0	9.2	1,188.9	70.3
Transportation	1,978.5	211.9	303.0	10.2	1,675.5	222.1
U.S. Government Agencies and Municipalities	3,903.6	476.0	394.4	13.6	3,509.2	489.6
Public Utilities	7,981.7	1,062.1	552.9	27.6	7,428.8	1,089.7
Total	$44,500.1	$4,348.2	$7,588.5	$293.1	$36,911.6	$4,641.3

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2018 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2018. The increase in the unrealized loss on fixed maturity securities during the first quarter of 2018 was due primarily to an increase in credit spreads and U.S. Treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018	2017
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$79.8	$20.8	$12.4	$4.5	$4.0
> 90 <= 180 days	40.5	9.5	2.1	1.3	82.1
> 180 <= 270 days	30.5	—	1.8	31.7	9.5
> 270 days <= 1 year	—	1.2	24.5	5.9	0.1
> 1 year <= 2 years	44.8	32.1	9.2	4.1	10.0
> 2 years <= 3 years	2.9	1.7	2.7	3.6	1.7
> 3 years	0.2	—	—	0.1	0.7
Sub-total	198.7	65.3	52.7	51.2	108.1

Fair Value < 70% >= 40% of Amortized Cost

<=90 days	—	1.2	—	—	—

Total	$198.7	$66.5	$52.7	$51.2	$108.1

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018	2017
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$19.8	$4.7	$0.7	$1.1	$2.9
> 90 <= 180 days	13.6	1.5	0.3	3.5	2.3
> 180 <= 270 days	2.9	0.4	1.2	1.9	—
> 270 days <= 1 year	—	0.7	—	—	0.4
> 1 year <= 2 years	10.5	2.7	3.2	11.1	20.1
> 2 years <= 3 years	13.1	13.1	18.2	22.3	13.2
> 3 years	26.6	19.6	14.4	10.2	14.6
Sub-total	86.5	42.7	38.0	50.1	53.5

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	6.6	—
> 2 years <= 3 years	7.9	7.3	10.6	2.8	—
> 3 years	—	7.0	9.3	9.0	—
Sub-total	7.9	14.3	19.9	18.4	—

Total	$94.4	$57.0	$57.9	$68.5	$53.5

At March 31, 2018, we held one below-investment grade fixed maturity security with a gross unrealized loss greater than $10.0 million. The security was in the consumer sector and had a fair value of $65.7 million and a gross unrealized loss of $11.4 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first quarters of 2018 or 2017, nor did we have individual realized investment losses of $10.0 million or greater from other-than-temporary impairments

At March 31, 2018, our mortgage/asset-backed securities had an average life of 4.99 years, effective duration of 5.50 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2018, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,247.2 million and $3,266.3 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At March 31, 2018, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,200.8 million and $2,213.2 million on an amortized cost basis at March 31, 2018 and December 31, 2017, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held one impaired mortgage loan at March 31, 2018 with a carrying value of $3.2 million and no impaired mortgage loans at December 31, 2017.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.1 million at March 31, 2018. We held $16.2 million of cash collateral from our counterparties at March 31, 2018. The carrying value of fixed maturity securities posted as collateral to our counterparties was $49.6 million at March 31, 2018. We had no cash collateral posted to our counterparties at March 31, 2018. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.2 million and $32.9 million on a fair value basis at March 31, 2018 and December 31, 2017, respectively.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017, and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses. Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of March 31, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $887 million. Fixed maturity securities consisted primarily of corporate bonds with an average maturity date of 6.1 years. Short-term investments consisted primarily of commercial paper.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or U.K intermediate holding companies. As a result of the TCJA, future amounts repatriated from our foreign subsidiaries in the U.K. are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2017 and authorizes the repurchase of up to $750 million of common stock through November 2018, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2017. During the first three months of 2018, we repurchased 1.9 million shares at a cost of approximately $100 million. The dollar value of shares remaining under the current repurchase program was approximately $413 million at March 31, 2018. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The impacts of the TCJA, in particular the reduction of our admitted deferred tax assets due to the decrease in the U.S. corporate tax rate, have generally reduced our RBC ratios; however, at March 31, 2018, the capital adequacy individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive, which prescribes capital requirements and risk management standards for the European insurance industry.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the U.K. formally commencing the process to leave the EU, but economic conditions may in the near term cause volatility in our solvency ratios.

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

Funding for Employee Benefit Plans

During the first three months of 2018, we made contributions of $19.1 million and £0.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $51 million and £3 million during the remainder of 2018. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2018. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At March 31, 2018, we had short-term debt of $200.0 million, consisting entirely of our senior unsecured notes due July 2018. Our long-term debt balance at March 31, 2018 was $2,721.9 million, net of deferred debt issuance costs of $23.4 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $15.0 million in the first three months of 2018.

At March 31, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2017 for further discussion.

Commitments

At March 31, 2018, we had unfunded unconditional commitments of $3.7 million to fund tax credit partnership investments and $17.2 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $213.5 million to fund certain investments in private placement fixed maturity securities, $307.3 million to fund certain private equity partnerships, and $78.9 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017. During the first three months of 2018, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $16.0 million of securities lending agreements outstanding at March 31, 2018 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2018 was $22.9 million, and the maximum amount outstanding at any month end was $28.1 million. In addition, at March 31, 2018, we had $94.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2018 was $113.8 million, and the maximum amount outstanding at any month end was $129.0 million.

We had no repurchase agreements outstanding at March 31, 2018, nor did we utilize any repurchase agreements during the first three months of 2018. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of March 31, 2018, we owned $34.1 million of FHLB common stock and had obtained $350.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2018	2017
Net Cash Provided by Operating Activities	$299.9	$310.2
Net Cash Provided (Used) by Investing Activities	119.3	(126.6)
Net Cash Used by Financing Activities	(187.7)	(177.0)
Net Increase in Cash and Bank Deposits	$231.5	$6.6

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

During each of the first three months of 2018 and 2017, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first quarters of 2018 and 2017 was $105.7 million and $106.9 million, respectively, with a portion of the cash used related to the settlement of amounts due on shares purchased in the fourth quarters of 2017 and 2016, respectively. During the first three months of 2018 and 2017, we paid dividends of $52.4 million and $46.5 million, respectively, to holders of Unum Group's common stock.

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
NR = not rated

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. There have been no changes in any of the rating agencies' outlook statements or ratings during 2018 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2017 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2017. During the first three months of 2018, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2018	846,273	$55.71	846,273	$465,640,131
February 1 - February 28, 2018	930,930	51.20	930,930	417,974,718
March 1 - March 31, 2018	105,174	49.29	105,174	412,790,222
Total	1,882,377		1,882,377

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2017, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 25, 2018.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of March 8, 2018.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 2, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 2, 2018	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer
Date: May 2, 2018	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer