Form 10-Q
period 2018-06-30
Unum Group
filed 2018-07-31
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

218,705,296 shares of the registrant's common stock were outstanding as of July 27, 2018.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,817.2; $39,780.5)	$43,360.9	$45,457.8
Mortgage Loans	2,190.6	2,213.2
Policy Loans	3,545.4	3,571.1
Other Long-term Investments	687.5	646.8
Short-term Investments	1,433.9	1,155.1
Total Investments	51,218.3	53,044.0

Other Assets
Cash and Bank Deposits	99.5	77.4
Accounts and Premiums Receivable	1,711.4	1,665.7
Reinsurance Recoverable	4,732.5	4,879.2
Accrued Investment Income	797.4	690.1
Deferred Acquisition Costs	2,244.6	2,184.6
Goodwill	346.5	338.6
Property and Equipment	510.8	504.8
Income Tax Receivable	2.8	—
Other Assets	702.8	628.7

Total Assets	$62,366.6	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	June 30	December 31
	2018	2017
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,625.4	$1,605.2
Reserves for Future Policy and Contract Benefits	43,959.4	45,601.6
Unearned Premiums	460.7	373.1
Other Policyholders’ Funds	1,611.4	1,595.0
Income Tax Payable	—	2.9
Deferred Income Tax	85.5	199.0
Short-term Debt	200.0	199.9
Long-term Debt	2,997.7	2,738.4
Payables for Collateral on Investments	307.7	396.2
Other Liabilities	1,672.4	1,726.9

Total Liabilities	52,920.2	54,438.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,029,229 and 304,448,032 shares	30.5	30.5
Additional Paid-in Capital	2,308.6	2,303.3
Accumulated Other Comprehensive Income (Loss)	(276.2)	127.5
Retained Earnings	10,012.4	9,542.2
Treasury Stock - at cost: 86,347,280 and 81,900,950 shares	(2,628.9)	(2,428.6)

Total Stockholders' Equity	9,446.4	9,574.9

Total Liabilities and Stockholders' Equity	$62,366.6	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,221.0	$2,142.2	$4,471.0	$4,285.1
Net Investment Income	623.6	620.5	1,225.9	1,222.9
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	(1.0)	—
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(2.6)	8.1	(3.8)	19.1
Net Realized Investment Gain (Loss)	(2.6)	8.1	(4.8)	19.1
Other Income	48.3	51.2	97.8	101.4
Total Revenue	2,890.3	2,822.0	5,789.9	5,628.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,804.1	1,752.0	3,612.0	3,501.0
Commissions	273.5	261.3	555.8	531.5
Interest and Debt Expense	42.4	39.9	82.6	79.7
Deferral of Acquisition Costs	(165.7)	(153.2)	(335.0)	(315.3)
Amortization of Deferred Acquisition Costs	140.2	138.3	291.7	279.8
Compensation Expense	220.2	217.8	441.9	426.8
Other Expenses	220.8	204.3	445.0	433.1
Total Benefits and Expenses	2,535.5	2,460.4	5,094.0	4,936.6

Income Before Income Tax	354.8	361.6	695.9	691.9

Income Tax (Benefit)
Current	80.6	105.8	170.0	162.4
Deferred	(11.3)	10.7	(33.1)	54.5
Total Income Tax	69.3	116.5	136.9	216.9

Net Income	$285.5	$245.1	$559.0	$475.0

Net Income Per Common Share
Basic	$1.29	$1.08	$2.53	$2.08
Assuming Dilution	$1.29	$1.07	$2.52	$2.07

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Income	$285.5	$245.1	$559.0	$475.0

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(169.5); $206.5; $(444.4); $295.5)	(635.0)	373.3	(1,677.1)	550.2
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $133.8; $(162.6); $345.9; $(229.9))	503.4	(298.1)	1,311.3	(432.6)
Change in Net Gain on Hedges (net of tax benefit of $1.6; $6.3; $3.9; $12.3)	(6.7)	(12.3)	(15.5)	(23.0)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.3; $-; $0.3; $-)	(61.8)	39.8	(14.3)	56.9
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $2.0; $1.3; $2.7; $2.8)	6.3	1.8	9.4	4.4
Total Other Comprehensive Income (Loss)	(193.8)	104.5	(386.2)	155.9

Comprehensive Income	$91.7	$349.6	$172.8	$630.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2018	2017
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.5	$30.4

Additional Paid-in Capital
Balance at Beginning of Year	2,303.3	2,272.8
Common Stock Activity	5.3	10.1
Balance at End of Period	2,308.6	2,282.9

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	127.5	(51.0)
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—
Other Comprehensive Income (Loss)	(386.2)	155.9
Balance at End of Period	(276.2)	104.9

Retained Earnings
Balance at Beginning of Year	9,542.2	8,744.0
Adjustment to Adopt Accounting Standard Update - Note 2	14.5	—
Net Income	559.0	475.0
Dividends to Stockholders (per common share: $0.46; $0.40)	(103.3)	(92.3)
Balance at End of Period	10,012.4	9,126.7

Treasury Stock
Balance at Beginning of Year	(2,428.6)	(2,028.2)
Purchases of Treasury Stock	(200.3)	(200.1)
Balance at End of Period	(2,628.9)	(2,228.3)

Total Stockholders' Equity at End of Period	$9,446.4	$9,316.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Six Months Ended June 30
	2018	2017
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$559.0	$475.0
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	52.3	94.8
Change in Deferred Acquisition Costs	(43.3)	(35.5)
Change in Insurance Reserves and Liabilities	291.3	244.1
Change in Income Taxes	(5.5)	55.7
Change in Other Accrued Liabilities	(34.9)	(12.6)
Non-cash Components of Net Investment Income	(185.5)	(213.4)
Net Realized Investment (Gain) Loss	4.8	(19.1)
Depreciation	49.5	53.4
Other, Net	8.5	6.9
Net Cash Provided by Operating Activities	696.2	649.3

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	287.2	272.2
Proceeds from Maturities of Fixed Maturity Securities	1,523.6	1,288.4
Proceeds from Sales and Maturities of Other Investments	257.4	99.5
Purchases of Fixed Maturity Securities	(1,931.3)	(1,384.6)
Purchases of Other Investments	(308.9)	(179.9)
Net Purchases of Short-term Investments	(281.5)	(330.3)
Net Decrease in Payables for Collateral on Investments	(88.5)	(1.2)
Net Purchases of Property and Equipment	(59.6)	(47.8)
Net Cash Used by Investing Activities	(601.6)	(283.7)

Cash Flows from Financing Activities
Issuance of Long-term Debt	290.7	—
Long-term Debt Repayments	(30.0)	(33.5)
Issuance of Common Stock	2.6	1.5
Repurchase of Common Stock	(205.8)	(207.0)
Dividends Paid to Stockholders	(103.3)	(92.3)
Other, Net	(26.7)	(17.7)
Net Cash Used by Financing Activities	(72.5)	(349.0)

Net Increase in Cash and Bank Deposits	22.1	16.6

Cash and Bank Deposits at Beginning of Year	77.4	100.4

Cash and Bank Deposits at End of Period	$99.5	$117.0

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
June 30, 2018
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
January 1, 2018
The adoption of this update resulted in the reclassification of certain cash inflows from investing activities to cash inflows from operating activities within our consolidated statements of cash flows. This reclassification related to cash distributions from equity method investees and the bifurcation of those distributions as either returns on investment or returns of investment. The adoption of this update had no effect on our financial position or results of operations. See the summary tables contained herein for the financial statement impacts of this retrospective adoption.

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
Unum Group and Subsidiaries
June 30, 2018
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
January 1, 2018
The adoption of this update resulted in the reclassification of service cost from the other expenses line item to the compensation expense line item on our consolidated statements of income but had no effect on our financial position or results of operations. We elected to use the practical expedient for the retrospective application of this update. See the summary tables contained herein for the financial statement impacts of this retrospective adoption.

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
Unum Group and Subsidiaries
June 30, 2018
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
		January 1, 2018	See the summary tables contained herein for the financial statement impacts of this modified retrospective adoption on our financial statement line items at January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 2 - Accounting Developments - Continued

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2018:

	For the Six Months Ended June 30, 2017
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 230
Consolidated Statements of Cash Flow
Cash Flows from Operating Activities
Other, Net	$(0.4)	$6.9	$7.3
Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Other Investments	106.8	99.5	(7.3)

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Historical Accounting Method	As Adjusted	Effect of Change	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)			(in millions of dollars)
Adjustments due to ASC 715
Consolidated Statements of Income
Compensation Expense	$215.9	$217.8	$1.9	$422.9	$426.8	$3.9
Other Expenses	206.2	204.3	(1.9)	437.0	433.1	(3.9)

	Balance at December 31, 2017	Balance at January 1, 2018	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 825
Consolidated Balance Sheets
Assets
Investments
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
Unum Group and Subsidiaries
June 30, 2018
Note 2 - Accounting Developments - Continued

Accounting Updates Outstanding:

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 220 "Income Statement - Reporting Comprehensive Income"
This update allows entities to make an optional accounting policy election to reclassify the stranded tax effects arising as a result of the recognition of the enactment of the tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. Tax effects that are stranded in accumulated other comprehensive income for reasons other than the TCJA may not be reclassified. This update requires additional disclosures on whether an entity elects to reclassify the stranded tax effects and its policy for releasing tax effects from accumulated other comprehensive income. This guidance may be applied in the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate in the TCJA is recognized, with early adoption permitted.
January 1, 2019
The adoption of this update will expand certain of our disclosures but will have no impact on our financial position or results of operations because we do not intend to make the optional accounting policy election to reclassify the stranded tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings.

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

ASC 718 "Compensation - Stock Compensation"
This update generally aligns the accounting guidance for share-based payments issued to non-employees with guidance for share-based payments issued to employees. Specifically, the update requires non-employee share-based payments to be measured using the grant date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered rather than being remeasured through the performance completion date. Additionally, for non-employee share-based payments that contain performance conditions, the update will change the criteria regarding the recognition of compensation cost to when achievement of a performance condition is probable rather than upon actual achievement of the performance condition. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption, with early adoption permitted. For purposes of determining the cumulative effect adjustment, the guidance shall be applied only to equity-classified non-employee share-based payments for which a measurement date has not been established and liability-classified non-employee share-based payments that have not been settled as of the date of adoption.
		January 1, 2019	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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

Fixed Maturity and Equity Securities

We use observable and unobservable inputs in measuring the fair value of our fixed maturity and equity securities. For securities categorized as Level 1, fair values equal active Trade Reporting and Compliance Engine (TRACE) pricing or unadjusted broker market maker prices. For securities categorized as Level 2 or Level 3, inputs that may be used in valuing each class of securities at any given time period are disclosed below. Actual inputs used to determine fair values will vary for each reporting period depending on the availability of inputs which may, at times, be affected by the lack of market liquidity.

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
June 30, 2018
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
June 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

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

At June 30, 2018, 19.1 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 80.9 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

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
June 30, 2018
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

Private Equity Partnerships

Our private equity partnerships represent funds that are primarily invested in private credit, private equity, and real assets, as described below. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments.

The following table presents additional information about our private equity partnerships as of June 30, 2018, including commitments for additional investments which may or may not be funded:

Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$158.1	Not redeemable	$87.9
		24.6	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	10.4
Total Private Credit		182.7		98.3

Private Equity	(b)	121.4	Not redeemable	182.0

Real Assets	(c)	111.9	Not redeemable	98.4
		30.2	Quarterly / 90 days notice	—
Total Real Assets		142.1		98.4

Total Partnerships		$446.2		$378.7

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of June 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 25 percent in the next 3 years, 47 percent during the period from 3 to 5 years, 24 percent during the period from 5 to 10 years, and 4 percent after the period of 15 years.

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of June 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 30 percent in the next 3 years, 29 percent during the period from 3 to 5 years, 39 percent during the period from 5 to 10 years, and 2 percent after the period of 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of June 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 2 percent in the next 3 years, 23 percent during period from 3 to 5 years, 71 percent during the period from 5 to 10 years, and 4 percent during the period from 10 to 15 years.

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	June 30, 2018
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$494.7	$1,164.4	$—	$—	$1,659.1
States, Municipalities, and Political Subdivisions	—	2,317.3	36.5	—	2,353.8
Foreign Governments	—	791.4	31.5	—	822.9
Public Utilities	537.1	6,820.0	169.2	—	7,526.3
Mortgage/Asset-Backed Securities	—	1,705.4	0.5	—	1,705.9
All Other Corporate Bonds	7,265.3	21,170.7	816.3	—	29,252.3
Redeemable Preferred Stocks	—	19.0	21.6	—	40.6
Total Fixed Maturity Securities	8,297.1	33,988.2	1,075.6	—	43,360.9

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	25.2	—	—	25.2
Equity Securities	14.4	12.5	1.1	—	28.0
Private Equity Partnerships	—	—	—	446.2	446.2
Total Other Long-term Investments	14.4	37.7	1.1	446.2	499.4
Total Financial Instrument Assets Carried at Fair Value	$8,311.5	$34,025.9	$1,076.7	$446.2	$43,860.3

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$—	$7.4	$—	$—	$7.4
Foreign Exchange Contracts	—	39.3	—	—	39.3
Embedded Derivative in Modified Coinsurance Arrangement	—	—	19.9	—	19.9
Total Derivatives	—	46.7	19.9	—	66.6
Total Financial Instrument Liabilities Carried at Fair Value	$—	$46.7	$19.9	$—	$66.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$460.1	$1,022.4	$—	$—	$1,482.5
States, Municipalities, and Political Subdivisions	—	2,336.9	—	—	2,336.9
Foreign Governments	—	863.9	—	—	863.9
Public Utilities	154.2	7,874.6	207.7	—	8,236.5
Mortgage/Asset-Backed Securities	—	1,973.6	—	—	1,973.6
All Other Corporate Bonds	3,556.1	25,816.2	1,150.1	—	30,522.4
Redeemable Preferred Stocks	—	19.2	22.8	—	42.0
Total Fixed Maturity Securities	4,170.4	39,906.8	1,380.6	—	45,457.8

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	19.5	—	—	19.5
Equity Securities	0.2	10.4	1.1	—	11.7
Private Equity Partnerships	—	—	—	407.2	407.2
Total Other Long-term Investments	0.2	29.9	1.1	407.2	438.4
Total Financial Instrument Assets Carried at Fair Value	$4,170.6	$39,936.7	$1,381.7	$407.2	$45,896.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$5.1	$—	$—	$5.1
Foreign Exchange Contracts	—	46.9	—	—	46.9
Credit Default Swaps	—	0.2	—	—	0.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	15.9	—	15.9
Total Derivatives	—	52.2	15.9	—	68.1
Total Financial Instrument Liabilities Carried at Fair Value	$—	$52.2	$15.9	$—	$68.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended June 30
	2018		2017
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$94.7	$—	$—	$152.4
Public Utilities	224.7	192.0	360.3	891.5
All Other Corporate Bonds	2,153.2	3,205.1	1,931.2	3,630.4
Total Fixed Maturity Securities	$2,472.6	$3,397.1	$2,291.5	$4,674.3

Equity Securities	$—	$—	$—	$—

	Six Months Ended June 30
	2018		2017
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$40.1	$—	$—	$276.6
Public Utilities	510.6	54.1	596.8	98.3
All Other Corporate Bonds	4,453.6	1,211.0	4,843.3	1,295.0
Total Fixed Maturity Securities	$5,004.3	$1,265.1	$5,440.1	$1,669.9

Equity Securities	$24.2	$14.9	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$35.7	$—	$0.8	$—	$—	$—	$—	$36.5
Foreign Governments	32.3	—	(0.8)	—	—	—	—	31.5
Public Utilities	284.2	—	(0.8)	—	—	49.4	(163.6)	169.2
Mortgage/Asset-Backed Securities	0.5	—	—	—	—	—	—	0.5
All Other Corporate Bonds	987.2	1.9	(16.1)	9.9	(37.5)	409.3	(538.4)	816.3
Redeemable Preferred Stocks	22.2	—	(0.6)	—	—	—	—	21.6
Total Fixed Maturity Securities	1,362.1	1.9	(17.5)	9.9	(37.5)	458.7	(702.0)	1,075.6

Equity Securities	1.1	—	—	—	—	—	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(17.6)	(2.3)	—	—	—	—	—	(19.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$—	$—	$(0.1)	$36.6	$—	$36.5
Foreign Governments	—	—	(1.3)	—	—	32.8	—	31.5
Public Utilities	207.7	—	(3.6)	—	—	81.7	(116.6)	169.2
Mortgage/Asset-Backed Securities	—	—	—	—	—	0.5	—	0.5
All Other Corporate Bonds	1,150.1	1.8	(35.4)	26.0	(71.3)	415.2	(670.1)	816.3
Redeemable Preferred Stocks	22.8	—	(1.2)	—	—	—	—	21.6
Total Fixed Maturity Securities	1,380.6	1.8	(41.5)	26.0	(71.4)	566.8	(786.7)	1,075.6

Equity Securities	1.1	—	—	—	—	—	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	(4.0)	—	—	—	—	—	(19.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Six Months Ended June 30, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$0.3	$—	$—	$—	$(53.0)	$36.8
Public Utilities	265.3	—	1.2	8.0	(4.8)	72.0	(149.2)	192.5
All Other Corporate Bonds	1,459.7	(0.6)	10.9	—	(81.2)	313.0	(848.6)	853.2
Redeemable Preferred Stocks	23.2	—	(0.1)	—	—	—	—	23.1
Total Fixed Maturity Securities	1,837.7	(0.6)	12.3	8.0	(86.0)	385.0	(1,050.8)	1,105.6

Equity Securities	1.2	—	—	—	—	—	—	1.2
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	14.8	—	—	—	—	—	(31.9)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $(2.3) million and $(4.0) million for the three and six months ended June 30, 2018, respectively, and $6.2 million and $14.8 million for the three and six months ended June 30, 2017, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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

	June 30, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$215.7	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d)	0.25% - 0.25% / 0.25% (0.81)% - 5.81% / 0.42% Priced at Par
Equity Securities - Private	1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(19.9)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

	December 31, 2017
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$244.4	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	0.20% - 0.20% / 0.20% 0.25% - 0.25% / 0.25% 0.12% - 6.25% / 0.50% Priced at Par
Equity Securities - Private	1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

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
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Fair Value Measurements for Financial Instruments Not Carried at Fair Value

The methods and assumptions used to estimate fair values of financial instruments not carried at fair value are discussed as follows:

Mortgage Loans: Fair values are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings and maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,277.6 million and $3,307.5 million as of June 30, 2018 and December 31, 2017, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,201.6	$—	$2,201.6	$2,190.6
Policy Loans	—	—	3,639.4	3,639.4	3,545.4
Other Long-term Investments
Miscellaneous Long-term Investments	—	32.1	110.0	142.1	142.1
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,233.7	$3,749.4	$5,983.1	$5,878.1

Liabilities
Long-term Debt	$2,642.6	$503.6	$—	$3,146.2	$2,997.7
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	272.0	—	272.0	272.0
Other Liabilities
Unfunded Commitments	—	3.7	—	3.7	3.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,642.6	$779.3	$—	$3,421.9	$3,273.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2017
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,306.2	$—	$2,306.2	$2,213.2
Policy Loans	—	—	3,677.5	3,677.5	3,571.1
Other Long-term Investments
Miscellaneous Long-term Investments	—	34.1	128.2	162.3	162.3
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,340.3	$3,805.7	$6,146.0	$5,946.6

Liabilities
Long-term Debt	$1,171.8	$1,876.9	$—	$3,048.7	$2,738.4
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	350.0	—	350.0	350.0
Other Liabilities
Unfunded Commitments	—	3.7	—	3.7	3.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,171.8	$2,230.6	$—	$3,402.4	$3,092.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments

Fixed Maturity Securities

At June 30, 2018 and December 31, 2017, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,541.0	$132.1	$14.0	$1,659.1
States, Municipalities, and Political Subdivisions	2,032.7	325.1	4.0	2,353.8
Foreign Governments	660.1	165.0	2.2	822.9
Public Utilities	6,621.8	947.1	42.6	7,526.3
Mortgage/Asset-Backed Securities	1,653.5	68.0	15.6	1,705.9
All Other Corporate Bonds	27,269.1	2,359.7	376.5	29,252.3
Redeemable Preferred Stocks	39.0	1.8	0.2	40.6
Total Fixed Maturity Securities	$39,817.2	$3,998.8	$455.1	$43,360.9

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,311.1	$176.1	$4.7	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	395.4	1.3	2,336.9
Foreign Governments	673.0	191.3	0.4	863.9
Public Utilities	6,952.7	1,296.4	12.6	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	105.1	4.7	1,973.6
All Other Corporate Bonds	26,988.7	3,633.5	99.8	30,522.4
Redeemable Preferred Stocks	39.0	3.0	—	42.0
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$123.5	$45,457.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	June 30, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$296.0	$10.3	$57.0	$3.7
States, Municipalities, and Political Subdivisions	136.0	2.7	23.9	1.3
Foreign Governments	59.6	2.2	—	—
Public Utilities	608.1	31.4	149.6	11.2
Mortgage/Asset-Backed Securities	350.3	10.3	98.8	5.3
All Other Corporate Bonds	8,031.1	296.2	724.3	80.3
Redeemable Preferred Stocks	10.8	0.2	—	—
Total Fixed Maturity Securities	$9,491.9	$353.3	$1,053.6	$101.8

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.9	$3.0	$58.8	$1.8
States, Municipalities, and Political Subdivisions	45.7	0.5	22.3	0.7
Foreign Governments	13.2	0.4	—	—
Public Utilities	213.2	7.9	133.5	4.7
Mortgage/Asset-Backed Securities	252.5	1.4	144.7	3.3
All Other Corporate Bonds	1,355.1	26.8	785.2	73.0
Total Fixed Maturity Securities	$2,037.6	$40.0	$1,144.5	$83.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	June 30, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,155.0	$17.0	$1,114.1	$5.8	$52.1
Over 1 year through 5 years	5,908.2	322.7	5,358.2	39.0	833.7
Over 5 years through 10 years	12,326.2	820.9	7,690.4	187.8	5,268.9
Over 10 years	18,774.3	2,770.2	17,395.9	206.9	3,941.7
	38,163.7	3,930.8	31,558.6	439.5	10,096.4
Mortgage/Asset-Backed Securities	1,653.5	68.0	1,256.8	15.6	449.1
Total Fixed Maturity Securities	$39,817.2	$3,998.8	$32,815.4	$455.1	$10,545.5

	December 31, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,625.1	$30.9	$1,638.8	$3.1	$14.1
Over 1 year through 5 years	5,579.9	453.6	5,810.9	18.5	204.1
Over 5 years through 10 years	12,091.1	1,169.8	11,916.5	53.2	1,291.2
Over 10 years	18,611.2	4,041.4	21,333.1	44.0	1,275.5
	37,907.3	5,695.7	40,699.3	118.8	2,784.9
Mortgage/Asset-Backed Securities	1,873.2	105.1	1,576.4	4.7	397.2
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$42,275.7	$123.5	$3,182.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments - Continued

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of June 30, 2018:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$40,157.1	$3,911.0	$352.6	77.5%
Below-Investment-Grade	3,203.8	87.8	102.5	22.5
Total Fixed Maturity Securities	$43,360.9	$3,998.8	$455.1	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At June 30, 2018, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of June 30, 2018, we held 499 individual investment-grade fixed maturity securities and 104 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 137 investment-grade fixed maturity securities and 20 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of June 30, 2018 or December 31, 2017 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At June 30, 2018, we had commitments of $146.7 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments - Continued

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

As of June 30, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $556.2 million, comprised of $110.0 million of tax credit partnerships and $446.2 million of private equity partnerships. At December 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $535.4 million, comprised of $128.2 million of tax credit partnerships and $407.2 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Income Tax Credits	$10.3	$10.5	$20.7	$20.9
Amortization, net of tax	(7.0)	(5.8)	(14.0)	(11.6)
Income Tax Benefit	$3.3	$4.7	$6.7	$9.3

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $3.7 million of unfunded unconditional commitments at June 30, 2018. See Note 3 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $154.9 million and $154.1 million as of June 30, 2018 and December 31, 2017, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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

	June 30, 2018		December 31, 2017
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$394.5	18.0%	$360.0	16.3%
Industrial	617.3	28.2	601.2	27.2
Office	604.9	27.6	692.3	31.3
Retail	542.2	24.8	527.6	23.8
Other	31.7	1.4	32.1	1.4
Total	$2,190.6	100.0%	$2,213.2	100.0%

Region
New England	$51.2	2.3%	$56.1	2.5%
Mid-Atlantic	153.4	7.0	155.5	7.0
East North Central	307.8	14.1	282.0	12.8
West North Central	206.7	9.4	210.1	9.5
South Atlantic	489.1	22.3	494.4	22.3
East South Central	90.1	4.1	88.8	4.0
West South Central	215.0	9.8	247.4	11.2
Mountain	253.2	11.6	251.2	11.4
Pacific	424.1	19.4	427.7	19.3
Total	$2,190.6	100.0%	$2,213.2	100.0%

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
June 30, 2018
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	June 30, 2018	December 31, 2017
	(in millions of dollars)
Internal Rating
Aa	$0.2	$0.4
A	471.7	445.7
Baa	1,708.0	1,753.0
Ba	10.7	14.1
Total	$2,190.6	$2,213.2

Loan-to-Value Ratio
<= 65%	$1,078.2	$1,101.7
> 65% <= 75%	1,066.6	1,041.6
> 75% <= 85%	25.1	49.3
> 85%	20.7	20.6
Total	$2,190.6	$2,213.2

At June 30, 2018 we held one mortgage loan which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. We recorded an allowance for credit losses on mortgage loans for this restructuring and recognized an impairment loss of $0.2 million. There were no troubled debt restructurings during the three and six months ended June 30, 2017. At June 30, 2018 and December 31, 2017, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. There was no activity in the allowance for credit losses during the three and six months ended June 30, 2018 or 2017 other than the previously mentioned impairment loss of $0.2 million.

At June 30, 2018, we held one impaired mortgage loan with a net realizable value of $3.4 million. Our average investment in impaired mortgage loans was $1.1 million for the three and six months ended June 30, 2018. We did not hold any impaired mortgage loans during the three and six months ended June 30, 2017, nor did we recognize any interest income on mortgage loans subsequent to impairment during the three and six months ended June 30, 2018 or 2017.

At June 30, 2018, we had commitments of $75.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
June 30, 2018
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

As of June 30, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $59.7 million, for which we received collateral in the form of cash and securities of $14.9 million and $47.3 million, respectively. As of December 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $159.2 million, for which we received collateral in the form of cash and securities of $30.5 million and $135.6 million, respectively. We had no outstanding repurchase agreements at June 30, 2018 or December 31, 2017.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	June 30, 2018	December 31, 2017
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$0.2
Public Utilities	—	0.5
All Other Corporate Bonds	14.9	29.8
Total Borrowings	14.9	30.5
Gross Amount of Recognized Liability for Securities Lending Transactions	14.9	30.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	June 30, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$32.1	$34.1
Advances from FHLB	272.0	350.0

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$223.8	$213.3
Commercial Mortgage Loans	291.7	331.5
Total Carrying Value of Collateral Posted to FHLB	$515.5	$544.8

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
June 30, 2018
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

	June 30, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$25.2	$—	$25.2	$(5.1)	$(20.1)	$—
Securities Lending	59.7	—	59.7	(44.8)	(14.9)	—
Total	$84.9	$—	$84.9	$(49.9)	$(35.0)	$—

Financial Liabilities:
Derivatives	$46.7	$—	$46.7	$(37.8)	$—	$8.9
Securities Lending	14.9	—	14.9	(14.9)	—	—
Total	$61.6	$—	$61.6	$(52.7)	$—	$8.9

	December 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.5	$—	$19.5	$(4.2)	$(15.3)	$—
Securities Lending	159.2	—	159.2	(128.7)	(30.5)	—
Total	$178.7	$—	$178.7	$(132.9)	$(45.8)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(42.9)	$—	$9.3
Securities Lending	30.5	—	30.5	(30.5)	—	—
Total	$82.7	$—	$82.7	$(73.4)	$—	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Fixed Maturity Securities	$565.2	$572.0	$1,122.3	$1,135.7
Derivatives	16.2	14.0	31.6	27.4
Mortgage Loans	29.1	25.6	56.4	51.0
Policy Loans	4.6	4.5	9.0	8.8
Other Long-term Investments
Equity Securities[1]	0.5	0.3	0.3	0.6
Private Equity Partnerships[2]	12.7	8.5	18.3	13.6
Other	1.5	4.6	3.6	5.3
Short-term Investments	6.0	2.6	9.6	4.5
Gross Investment Income	635.8	632.1	1,251.1	1,246.9
Less Investment Expenses	8.8	8.1	18.4	16.9
Less Investment Income on Participation Fund Account Assets	3.4	3.5	6.8	7.1
Net Investment Income	$623.6	$620.5	$1,225.9	$1,222.9

1 The net unrealized loss recognized in net investment income for the three and six months ended June 30, 2018 related to equity securities still held at June 30, 2018 was $0.3 million and $1.3 million, respectively.
2 The net unrealized gain recognized in net investment income for the three and six months ended June 30, 2018 related to private equity partnerships still held at June 30, 2018 was $7.1 million and $5.5 million, respectively.

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$2.6	$1.9	$4.6	$4.3
Gross Losses on Sales	(3.1)	(1.2)	(4.5)	(2.3)
Other-Than-Temporary Impairment Loss	—	—	(1.0)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.1	1.9	0.1	2.6
Gross Losses on Sales	—	—	—	(0.2)
Impairment Loss	(0.2)	—	(0.2)	—
Embedded Derivative in Modified Coinsurance Arrangement	(2.3)	6.2	(4.0)	14.8
All Other Derivatives	—	(0.3)	0.7	(0.5)
Foreign Currency Transactions	0.3	(0.4)	(0.5)	0.4
Net Realized Investment Gain (Loss)	$(2.6)	$8.1	$(4.8)	$19.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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
June 30, 2018
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At June 30, 2018, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	June 30, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$20.8	$15.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$39.5	$46.4

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $46.7 million and $52.2 million at June 30, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at March 31, 2017	$105.4	$596.2	$250.0	$70.0	$—	$1,021.6
Additions	—	—	—	—	16.0	16.0
Terminations	3.4	4.5	—	—	16.0	23.9
Balance at June 30, 2017	$102.0	$591.7	$250.0	$70.0	$—	$1,013.7

Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	—	—	—	16.0	16.0
Terminations	3.5	24.8	—	—	26.0	54.3
Balance at June 30, 2017	$102.0	$591.7	$250.0	$70.0	$—	$1,013.7

Balance at March 31, 2018	$48.0	$556.4	$250.0	$—	$26.8	$881.2
Additions	—	6.5	—	—	20.6	27.1
Terminations	48.0	25.5	—	—	26.8	100.3
Balance at June 30, 2018	$—	$537.4	$250.0	$—	$20.6	$808.0

Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	26.4	—	—	47.4	73.8
Terminations	48.0	25.5	—	70.0	26.8	170.3
Balance at June 30, 2018	$—	$537.4	$250.0	$—	$20.6	$808.0

Cash Flow Hedges

As of June 30, 2018 and December 31, 2017, we had $318.4 million and $343.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of June 30, 2018, we expect to amortize approximately $66.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of June 30, 2018, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of December 31, 2017, we had $48.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held which matured in the second quarter of 2018 along with the hedged securities. These swaps effectively converted the associated fixed rate securities into floating rate securities, which were used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.1 million and $0.6 million for the three and six months ended June 30, 2018, and $0.9 million and $2.0 million for the three and six months ended June 30, 2017, respectively, with an offsetting gain on the related interest rate swaps.

As of June 30, 2018, we had $26.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities. The change in fair value of the hedged fixed maturity securities attributable to the change in the foreign currency exchange rate resulted in a loss of $1.1 million and $1.4 million during the three and six months ended June 30, 2018, respectively, with an offsetting gain on the related forward foreign currency interest rate swaps.

As of June 30, 2018 and December 31, 2017, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $0.4 million and $2.8 million for the three and six months ended June 30, 2018, and $(1.1) million and $(0.6) million for the three and six months ended June 30, 2017, respectively, with an offsetting gain (loss) on the related interest rate swaps.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges.

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions of dollars)
Fixed maturity securities:
Receive variable interest rate, pay fixed interest rate	$—	$48.5	$—	$0.6
Receive fixed foreign currency interest, pay fixed foreign currency interest	24.0	—	(1.4)	—

Long-term Debt	(242.1)	(244.8)	7.3	4.5

For the three and six months ended June 30, 2018, $1.0 million of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and six months ended June 30, 2017, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of June 30, 2018 and December 31, 2017, we held $192.6 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forwards	Other L-T Investments	$—	Other Liabilities	$0.1
Foreign Exchange Contracts	Other L-T Investments	22.8	Other Liabilities	12.7
Total Cash Flow Hedges		22.8		12.8

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	7.3
Foreign Exchange Contracts	Other L-T Investments	2.4	Other Liabilities	0.1
Total Fair Value Hedges		2.4		7.4

Total Designated as Hedging Instruments		$25.2		$20.2

Not Designated as Hedging Instruments
Foreign Exchange Contracts			Other Liabilities	$26.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	19.9
Total Not Designated as Hedging Instruments				$46.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30
	2018			2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$623.6	$(2.6)	$42.4	$620.5	$8.1	$39.9

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	76.7	—	11.4	81.0	—	11.4
Derivatives Designated as Hedging Instruments	16.5	(0.2)	0.5	15.1	—	0.6
Foreign Exchange Contracts
Hedged items	4.7	0.9	—	5.2	0.3	—
Derivatives Designated as Hedging Instruments	(0.2)	(0.9)	—	(0.2)	(0.3)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	0.3	0.3	3.6	1.5	(2.0)	3.6
Derivatives Designated as Hedging Instruments	(0.1)	(0.3)	0.5	(1.0)	2.0	(0.2)
Foreign Exchange Contracts
Hedged items	0.3	(1.1)	—	—	—	—
Derivatives Designated as Hedging Instruments	0.1	1.1	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

	Six Months Ended June 30
	2018			2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$1,225.9	$(4.8)	$82.6	$1,222.9	$19.1	$79.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	154.5	0.1	22.8	162.9	0.2	22.8
Derivatives Designated as Hedging Instruments	32.4	(0.3)	1.1	29.7	—	1.1
Foreign Exchange Contracts
Hedged items	9.7	0.9	—	10.6	1.5	—
Derivatives Designated as Hedging Instruments	(0.5)	(0.9)	—	(0.4)	(1.5)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	1.0	2.2	7.2	2.9	(2.6)	7.2
Derivatives Designated as Hedging Instruments	(0.5)	(2.2)	0.6	(2.0)	2.6	(0.5)
Foreign Exchange Contracts
Hedged items	0.4	(1.4)	—	—	—	—
Derivatives Designated as Hedging Instruments	0.1	1.4	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$0.1	$—	$(0.1)	$—
Foreign Exchange Contracts	6.9	(4.7)	10.7	(9.2)
Total	$7.0	$(4.7)	$10.6	$(9.2)
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$—	$(0.1)	$—	$(0.4)
Interest Rate Swaps	(0.3)	(0.1)	(0.3)	(0.1)
Foreign Exchange Contracts	0.3	(0.2)	1.0	—
Embedded Derivative in Modified Coinsurance Arrangement	(2.3)	6.2	(4.0)	14.8
Total	$(2.3)	$5.8	$(3.3)	$14.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at March 31, 2018	$356.1	$273.5	$(207.0)	$(505.0)	$(82.4)
Other Comprehensive Income (Loss) Before Reclassifications	(131.7)	4.8	(61.8)	2.0	(186.7)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.1	(11.5)	—	4.3	(7.1)
Net Other Comprehensive Income (Loss)	(131.6)	(6.7)	(61.8)	6.3	(193.8)
Balance at June 30, 2018	$224.5	$266.8	$(268.8)	$(498.7)	$(276.2)

Balance at March 31, 2017	$483.0	$316.8	$(336.9)	$(462.5)	$0.4
Other Comprehensive Income (Loss) Before Reclassifications	76.6	(3.4)	39.8	(1.4)	111.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(1.4)	(8.9)	—	3.2	(7.1)
Net Other Comprehensive Income (Loss)	75.2	(12.3)	39.8	1.8	104.5
Balance at June 30, 2017	$558.2	$304.5	$(297.1)	$(460.7)	$104.9

Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(366.5)	7.7	(14.3)	0.8	(372.3)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.7	(23.2)	—	8.6	(13.9)
Net Other Comprehensive Income (Loss)	(365.8)	(15.5)	(14.3)	9.4	(386.2)
Balance at June 30, 2018	$224.5	$266.8	$(268.8)	$(498.7)	$(276.2)

Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	121.3	(6.1)	56.9	(2.0)	170.1
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(3.7)	(16.9)	—	6.4	(14.2)
Net Other Comprehensive Income (Loss)	117.6	(23.0)	56.9	4.4	155.9
Balance at June 30, 2017	$558.2	$304.5	$(297.1)	$(460.7)	$104.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

The net unrealized gain on securities consists of the following components:

				Change at June 30, 2018
	June 30	March 31	January 1	Three Months	Six Months
	2018	2018	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$3,543.7	$4,348.2	$5,665.2	$(804.5)	$(2,121.5)
Deferred Acquisition Costs	(34.1)	(41.2)	(51.4)	7.1	17.3
Reserves for Future Policy and Contract Benefits	(3,367.1)	(4,030.1)	(5,094.7)	663.0	1,727.6
Reinsurance Recoverable	288.1	321.0	375.8	(32.9)	(87.7)
Income Tax	(206.1)	(241.8)	(304.6)	35.7	98.5
Total	$224.5	$356.1	$590.3	$(131.6)	$(365.8)

				Change at June 30, 2017
	June 30	March 31	December 31	Three Months	Six Months
	2017	2017	2016	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$5,492.2	$4,925.6	$4,664.6	$566.6	$827.6
Other Investments	(4.6)	(17.8)	(22.7)	13.2	18.1
Deferred Acquisition Costs	(45.8)	(40.9)	(38.9)	(4.9)	(6.9)
Reserves for Future Policy and Contract Benefits	(4,948.2)	(4,467.3)	(4,253.2)	(480.9)	(695.0)
Reinsurance Recoverable	360.7	335.6	321.3	25.1	39.4
Income Tax	(296.1)	(252.2)	(230.5)	(43.9)	(65.6)
Total	$558.2	$483.0	$440.6	$75.2	$117.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of income as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Unrealized Gain on Securities
Net Realized Investment Gain (Loss)
Net Gain (Loss) on Sales of Securities and Other Invested Assets	$(0.1)	$2.2	$0.1	$5.6
Other-Than-Temporary Impairment Loss	—	—	(1.0)	—
	(0.1)	2.2	(0.9)	5.6
Income Tax Expense (Benefit)	—	0.8	(0.2)	1.9
Total	$(0.1)	$1.4	$(0.7)	$3.7

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$16.1	$14.8	$31.7	$29.1
Loss on Foreign Exchange Contracts	(0.3)	(0.2)	(0.6)	(0.5)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.3	—	0.2	—
Loss on Foreign Exchange Contracts	(0.9)	(0.3)	(0.9)	(1.5)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)	(1.0)	(1.0)
	14.7	13.8	29.4	26.1
Income Tax Expense	3.2	4.9	6.2	9.2
Total	$11.5	$8.9	$23.2	$16.9

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.6)	$(5.0)	$(11.2)	$(10.1)
Amortization of Prior Service Credit	—	0.1	0.1	0.3
	(5.6)	(4.9)	(11.1)	(9.8)
Income Tax Benefit	(1.3)	(1.7)	(2.5)	(3.4)
Total	$(4.3)	$(3.2)	$(8.6)	$(6.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2018	2017
	(in millions of dollars)
Balance at January 1	$23,222.0	$23,249.5
Less Reinsurance Recoverable	2,182.0	2,163.6
Net Balance at January 1	21,040.0	21,085.9

Incurred Related to
Current Year	2,943.0	2,772.2
Prior Years
Interest	552.1	571.0
All Other Incurred	(230.9)	(170.6)
Foreign Currency	(44.7)	97.1
Total Incurred	3,219.5	3,269.7

Paid Related to
Current Year	(904.3)	(816.2)
Prior Years	(2,498.4)	(2,475.8)
Total Paid	(3,402.7)	(3,292.0)

Net Balance at June 30	20,856.8	21,063.6
Plus Reinsurance Recoverable	2,188.4	2,146.6
Balance at June 30	$23,045.2	$23,210.2

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
June 30, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	June 30
	2018	2017
	(in millions of dollars)
Policy and Contract Benefits	$1,625.4	$1,552.5
Reserves for Future Policy and Contract Benefits	43,959.4	45,136.1
Total	45,584.8	46,688.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,276.9	8,136.5
Accident and Health Active Life Reserves	10,895.6	10,393.7
Adjustment Related to Unrealized Investment Gains and Losses	3,367.1	4,948.2
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,045.2	$23,210.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 8 - Segment Information - Continued

Segment information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$437.4	$437.7	$878.6	$872.1
Group Short-term Disability	171.0	158.3	347.3	316.2
Group Life and Accidental Death & Dismemberment
Group Life	391.1	363.9	790.3	731.7
Accidental Death & Dismemberment	38.6	36.7	77.3	73.3
Supplemental and Voluntary
Individual Disability	104.7	106.7	209.6	213.7
Voluntary Benefits	223.9	213.2	453.7	428.4
Dental and Vision	49.6	41.2	98.3	82.7
	1,416.3	1,357.7	2,855.1	2,718.1
Unum UK
Group Long-term Disability	89.7	83.8	180.5	164.6
Group Life	27.9	25.4	56.5	50.2
Supplemental	21.3	17.6	41.5	33.3
	138.9	126.8	278.5	248.1
Colonial Life
Accident, Sickness, and Disability	228.6	220.1	459.9	439.2
Life	81.5	75.0	162.5	149.2
Cancer and Critical Illness	85.3	81.2	171.3	162.2
	395.4	376.3	793.7	750.6
Closed Block
Individual Disability	106.9	118.5	216.3	239.8
Long-term Care	161.5	160.9	322.8	324.0
All Other	2.0	2.0	4.6	4.5
	270.4	281.4	543.7	568.3
Total Premium Income	$2,221.0	$2,142.2	$4,471.0	$4,285.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 8 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended June 30, 2018
Premium Income	$1,416.3	$138.9	$395.4	$270.4	$—	$2,221.0
Net Investment Income	196.5	32.1	40.2	345.6	9.2	623.6
Other Income	28.8	—	0.3	18.9	0.3	48.3
Adjusted Operating Revenue	$1,641.6	$171.0	$435.9	$634.9	$9.5	$2,892.9

Adjusted Operating Income (Loss)	$251.1	$27.6	$84.6	$29.6	$(35.5)	$357.4

Three Months Ended June 30, 2017
Premium Income	$1,357.7	$126.8	$376.3	$281.4	$—	$2,142.2
Net Investment Income	205.6	33.2	36.7	340.0	5.0	620.5
Other Income	30.1	—	0.2	20.2	0.7	51.2
Adjusted Operating Revenue	$1,593.4	$160.0	$413.2	$641.6	$5.7	$2,813.9

Adjusted Operating Income (Loss)	$247.8	$28.9	$81.8	$32.6	$(37.6)	$353.5

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Six Months Ended June 30, 2018
Premium Income	$2,855.1	$278.5	$793.7	$543.7	$—	$4,471.0
Net Investment Income	390.7	59.7	77.5	683.3	14.7	1,225.9
Other Income	57.8	—	0.6	37.9	1.5	97.8
Adjusted Operating Revenue	$3,303.6	$338.2	$871.8	$1,264.9	$16.2	$5,794.7

Adjusted Operating Income (Loss)	$495.0	$57.4	$165.6	$58.5	$(75.8)	$700.7

Six Months Ended June 30, 2017
Premium Income	$2,718.1	$248.1	$750.6	$568.3	$—	$4,285.1
Net Investment Income	408.1	59.8	71.8	675.3	7.9	1,222.9
Other Income	58.8	—	0.5	41.0	1.1	101.4
Adjusted Operating Revenue	$3,185.0	$307.9	$822.9	$1,284.6	$9.0	$5,609.4

Adjusted Operating Income (Loss)	$486.9	$55.5	$164.2	$64.2	$(77.4)	$693.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 8 - Segment Information - Continued

	June 30	December 31
	2018	2017
	(in millions of dollars)
Assets
Unum US	$17,641.1	$18,109.1
Unum UK	3,344.4	3,428.1
Colonial Life	4,264.6	4,184.1
Closed Block	34,063.4	35,051.2
Corporate	3,053.1	3,240.6
Total Assets	$62,366.6	$64,013.1

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Total Revenue	$2,890.3	$2,822.0	$5,789.9	$5,628.5
Excluding:
Net Realized Investment Gain (Loss)	(2.6)	8.1	(4.8)	19.1
Adjusted Operating Revenue	$2,892.9	$2,813.9	$5,794.7	$5,609.4

Income Before Income Tax	$354.8	$361.6	$695.9	$691.9
Excluding:
Net Realized Investment Gain (Loss)	(2.6)	8.1	(4.8)	19.1
Loss from Guaranty Fund Assessment	—	—	—	(20.6)
Adjusted Operating Income	$357.4	$353.5	$700.7	$693.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Service Cost	$2.3	$1.9	$—	$—	$—	$—
Interest Cost	20.0	21.1	1.6	1.5	1.3	1.5
Expected Return on Plan Assets	(26.2)	(25.7)	(2.3)	(1.8)	(0.2)	(0.1)
Amortization of:
Net Actuarial Loss	5.5	4.9	0.1	0.1	—	—
Prior Service Credit	—	—	—	—	—	(0.1)
Total	$1.6	$2.2	$(0.6)	$(0.2)	$1.1	$1.3

	Six Months Ended June 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Service Cost	$4.6	$3.9	$—	$—	$—	$—
Interest Cost	39.9	42.2	3.1	3.0	2.5	3.0
Expected Return on Plan Assets	(52.3)	(51.5)	(4.7)	(3.8)	(0.3)	(0.3)
Amortization of:
Net Actuarial Loss	10.9	9.8	0.3	0.3	—	—
Prior Service Credit	—	(0.1)	—	—	(0.1)	(0.2)
Total	$3.1	$4.3	$(1.3)	$(0.5)	$2.1	$2.5

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars, except share data)
Numerator
Net Income	$285.5	$245.1	$559.0	$475.0

Denominator (000s)
Weighted Average Common Shares - Basic	220,776.7	227,454.4	221,335.7	228,437.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	286.0	724.3	484.5	836.8
Weighted Average Common Shares - Assuming Dilution	221,062.7	228,178.7	221,820.2	229,273.8

Net Income Per Common Share
Basic	$1.29	$1.08	$2.53	$2.08
Assuming Dilution	$1.29	$1.07	$2.52	$2.07

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. For the three and six months ended June 30, 2018, there were approximately 0.7 million and 0.4 million potential common shares, respectively, that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were approximately 0.4 million potential common shares that were antidilutive for both the three and six months ended June 30, 2017.

Common Stock

During the second quarter of 2018, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 24, 2019. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 25, 2018. The remaining repurchase amount under the new program was $650.0 million at June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions)
Shares Repurchased	2.5	2.2	4.4	4.3
Cost of Shares Repurchased (1)	$100.1	$100.1	$200.3	$200.1

(1) Includes a de minimis amount of commissions for the three months ended June 30, 2018 and $0.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, these amounts included commissions of $0.2 million and $0.1 million, respectively.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Commitments and Contingent Liabilities

Contingent Liabilities

We are a defendant in a number of litigation matters that have arisen in the normal course of business. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. Given the complexity and scope of our litigation and regulatory matters, it is not possible to predict the ultimate outcome of all pending investigations or legal proceedings or provide reasonable estimates of potential losses, except if noted in connection with specific matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 11 - Commitments and Contingent Liabilities - Continued

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
In December 2012, State of West Virginia ex rel. John D. Perdue v. Provident Life and Accident Insurance Company and State of West Virginia ex rel. John D. Perdue v. Colonial Life & Accident Insurance Company were filed in the Circuit Court of Putnam County, West Virginia. These two separate complaints alleged violations of the West Virginia Uniform Unclaimed Property Act by failing to identify and report all unclaimed insurance policy proceeds due to be escheated to West Virginia.  The complaints sought to examine company records and assess penalties and costs in an undetermined amount. In December 2013, the court dismissed both complaints, holding that the West Virginia Uniform Unclaimed Property Act does not require insurance companies to periodically search the SSDMF or escheat unclaimed life insurance benefits until a claim has been submitted. In January 2014, the plaintiff appealed the dismissal of both complaints. In June 2015, the appellate court reinstated the case, holding that the West Virginia Uniform Unclaimed Property Act requires insurers to make reasonable efforts to determine whether their insureds are still living. The case was remanded to the trial court where we answered the complaints. In 2016, the West Virginia Legislature enacted a law defining insurers’ duties with regard to unclaimed benefits for life insurance policies, annuity contracts, and retained asset accounts issued in West Virginia. In December 2016, we filed a motion to dismiss the complaints in light of this law. In June 2017, the court denied the motion. The case proceeded through discovery, and on May 25, 2018, the parties agreed to dismissal of both cases with prejudice.
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

Securities Class Actions: Three alleged securities class action lawsuits have been filed against Unum Group and individual defendants as follows:

On June 13, 2018, an alleged securities class action lawsuit entitled Cynthia Pittman v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between January 31, 2018 and May 2, 2018. The plaintiff alleges the Company caused its shares to trade at artificially high levels by failing to disclose information about the rate of long-term care policy terminations and long-term care claim incidence resulting in misleading statements about capital management plans and long-term care reserves. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
June 30, 2018
Note 11 - Commitments and Contingent Liabilities - Continued

Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial. The Company strongly denies these allegations and will vigorously defend the litigation.

On July 13, 2018 an alleged securities class action lawsuit entitled Scott Cunningham v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The allegations, class period, and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

On July 25, 2018 an alleged securities class action lawsuit entitled City of Taylor Police and Fire Retirement System v. Unum Group, Richard McKenney, John McGarry, Steve Zabel, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between October 27, 2016 and May 1, 2018. The allegations and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

These alleged securities class action lawsuits are in a very preliminary stage, the outcome is uncertain, and the Company is unable to estimate a range of reasonably possible losses. Reserves have not been established for these matters. Although we believe these claims lack merit, an adverse outcome in one or more of these actions could, depending on the nature, scope, and amount of the ruling, materially adversely affect our consolidated results of operations in a period.

Note 12 - Other

Debt

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

During the six months ended June 30, 2018, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

At June 30, 2018, short-term debt consisted entirely of our $200.0 million 7.00% senior unsecured notes, which subsequently matured in July 2018.

At June 30, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Income Tax

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.  We are applying the guidance in Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of TCJA.  At June 30, 2018, our estimates recorded at December 31, 2017 for the tax effects of TCJA are not final and we have not recorded any adjustments related to those estimates during the first six months of 2018. We will continue to refine our calculations as additional analysis is completed and record the final amounts during the one year measurement period after the enactment date as allowed by SAB 118. Tax rate estimates recorded at December 31, 2017 and June 30, 2018 may be impacted by changes in accounting and tax interpretations of the TCJA legislation.

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

Operating Performance and Capital Management

For the second quarter of 2018, we reported net income of $285.5 million, or $1.29 per diluted common share, compared to net income of $245.1 million, or $1.07 per diluted common share, in the same period of 2017. For the first six months of 2018, net income was $559.0 million or $2.52 per diluted common share, compared to net income of $475.0 million or $2.07 per diluted common share in the same period of 2017. Net income includes net realized investment gains and losses. Excluding net realized investment gains and losses, after-tax adjusted operating income was $287.6 million, or $1.30 per diluted common share, in the second quarter of 2018, compared to $240.4 million, or $1.05 per diluted common share, in the same period of 2017. After-tax adjusted operating income was $562.7 million, or $2.54 per diluted common share, in the first six months of 2018. Net income, for the first six months of 2017, also included a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share. Excluding net realized investment gains and losses and the loss from a guaranty fund assessment, after-tax adjusted operating income was $476.5 million, or $2.08 per diluted common share, in the first six months of 2017. See additional information in Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 1.3 percent and 1.7 percent in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, with growth in premium income and overall favorable benefits experience, partially offset by lower net investment income. The benefit ratio for our Unum US segment was 67.0 percent, and 66.9 percent in the second quarter and first six months of 2018, respectively, compared to 67.4 percent and 67.7 percent in the same periods of 2017. Unum US sales decreased 5.0 percent in the second quarter of 2018 compared to the same period of 2017 and were generally consistent in the first six months of 2018 compared to the same period of 2017. Persistency was generally favorable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported a decrease in adjusted operating income, as measured in Unum UK's local currency, of 9.7 percent and 5.0 percent in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, due to less favorable benefits experience and lower net investment income, partially offset by higher premium income. The benefit ratio for Unum UK was 76.7 percent and 74.3 percent in the second quarter and first six months of 2018, respectively, compared to 75.6 percent and 73.5 percent in the same periods of 2017. Unum UK sales in local currency increased 4.0 percent in the second quarter of 2018 compared to the same period of 2017 but decreased 7.8 percent in the first six months of 2018, compared to the same period of 2017. Persistency was favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in adjusted operating income of 3.4 percent and 0.9 percent in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, due primarily to growth in premium income and higher net investment income. The benefit ratio for Colonial Life was 51.0 percent and 51.3 percent in the second quarter and first six months of 2018, respectively, compared to 51.3 percent and 51.0 percent in the same periods of 2017. Colonial Life sales increased 13.6 percent and 10.8 percent in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Persistency was slightly unfavorable relative to the prior year but is consistent with our expectations.

Our Closed Block segment reported a decrease in adjusted operating income of 9.2 percent and 8.9 percent in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, due primarily to a decline in premium income and unfavorable overall benefits experience. Benefits experience in our individual disability line of business remains consistent with our expectations, with slightly less favorable experience in the second quarter of 2018 compared to the prior year period and favorable experience in the first six months of 2018 relative to the prior year. Benefits experience in our long-term care line of business was unfavorable in the second quarter and first six months of 2018 relative to the same prior year periods and was unfavorable relative to our expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $3.5 billion at June 30, 2018 compared to $5.7 billion at December 31, 2017, with the decline due to an increase in U.S. Treasury rates and credit spreads during the first six months of 2018. The earned book yield on our investment portfolio was 5.16 percent for the first six months of 2018 compared to a yield of 5.23 percent for full year 2017.

We believe our capital and financial positions are strong. At June 30, 2018, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 385 percent, which is in line with our expectations. During the first six months of 2018, we repurchased 4.4 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $200 million. Our weighted average common shares outstanding, assuming dilution, equaled 221.1 million and 228.2 million for the second quarter of 2018 and 2017, respectively, and 221.8 million and 229.3 million for the first six months of 2018 and 2017, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of June 30, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,160 million.

U.S. Tax Reform

On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The TCJA, among other things, included a reduction to the U.S. corporate statutory tax rate from 35 percent to 21 percent, the impact of which resulted in a favorable comparison in our effective tax rate in the second quarter and first six months of 2018 compared to the same periods of 2017. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Consolidated Operating Results" contained herein in Item 2 for further details.

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

Our outlook for the remainder of 2018 is for continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience in our core businesses due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

During the second quarter of 2018, we accelerated our work on our long-term care annual reserve analysis, which is now anticipated to be completed in the third quarter of 2018. When completed, this work will incorporate our most recent experience and will include a review of all assumptions. The review will also utilize internal and external data and an outside consulting firm for quality assurance and industry benchmarking. Subject to completion of the work, we believe that we may need to increase our reserves for long-term care as part of our third quarter 2018 closing process. Although we still have work to complete and are still assessing our assumptions, we currently expect that any increase will likely be predominantly a GAAP event and will likely not exceed $750 million after-tax.

We do not expect that any potential reserve increase will impact our ability to execute on our capital deployment plans, including our share repurchase strategy. Consistent with our past practices regarding trading windows, we do not expect to execute on share repurchases until the result of the reserve review is announced in the third quarter. We currently intend to resume share repurchases of approximately $100 million per quarter beginning in the fourth quarter of 2018 and continuing into 2019. We will continue to exercise strong and proactive management of the long-term care business by pursuing actuarially-justified premium rate increases and ensuring appropriate levels of capital.

The low interest rate environment continues to place pressure on our profit margins and could unfavorably impact the adequacy of our reserves for some products. Accordingly, we will continue to gradually increase our allocation to alternative assets, particularly in our long-term care line of business, while still adhering to our disciplined risk management strategy. This increase in allocation may cause an increase in volatility in our net investment income. Our reported consolidated financial results may also continue to be unfavorably impacted by political and economic uncertainty in the U.K., specifically lower interest rates, wage inflation and employer spending, and claims volatility due to the U.K. Referendum. As a result of tax reform, we expect our effective tax rate for 2018 to be in the range of 19 percent to 20 percent and our insurance subsidiaries to generate stronger statutory earnings and long-term cash generation. While we intend to maintain aggregate capital levels in our statutory entities consistent with our current levels, our year-end 2018 RBC ratios will decline primarily as a result of the higher RBC factors adopted by the NAIC in response to the lower U.S. statutory income tax rate.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended June 30
	2018		2017
	(in millions)	per share *	(in millions)	per share *
Net Income	$285.5	$1.29	$245.1	$1.07
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $(0.5); $3.4)	(2.1)	(0.01)	4.7	0.02
After-tax Adjusted Operating Income	$287.6	$1.30	$240.4	$1.05

	Six Months Ended June 30
	2018		2017
	(in millions)	per share *	(in millions)	per share *
Net Income	$559.0	$2.52	$475.0	$2.07
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $(1.1); $7.2)	(3.7)	(0.02)	11.9	0.05
Loss from Guaranty Fund Assessment (net of tax benefit of $-; $7.2)	—	—	(13.4)	(0.06)
After-tax Adjusted Operating Income	$562.7	$2.54	$476.5	$2.08

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(in millions of dollars)
Total Revenue	$2,890.3	$2,822.0	$5,789.9	$5,628.5
Excluding:
Net Realized Investment Gain (Loss)	(2.6)	8.1	(4.8)	19.1
Adjusted Operating Revenue	$2,892.9	$2,813.9	$5,794.7	$5,609.4

Income Before Income Tax	$354.8	$361.6	$695.9	$691.9
Excluding:
Net Realized Investment Gain (Loss)	(2.6)	8.1	(4.8)	19.1
Loss from Guaranty Fund Assessment	—	—	—	(20.6)
Adjusted Operating Income	$357.4	$353.5	$700.7	$693.4

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first six months of 2018.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
			As Adjusted			As Adjusted
Revenue
Premium Income	$2,221.0	3.7%	$2,142.2	$4,471.0	4.3%	$4,285.1
Net Investment Income	623.6	0.5	620.5	1,225.9	0.2	1,222.9
Net Realized Investment Gain (Loss)	(2.6)	(132.1)	8.1	(4.8)	(125.1)	19.1
Other Income	48.3	(5.7)	51.2	97.8	(3.6)	101.4
Total Revenue	2,890.3	2.4	2,822.0	5,789.9	2.9	5,628.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,804.1	3.0	1,752.0	3,612.0	3.2	3,501.0
Commissions	273.5	4.7	261.3	555.8	4.6	531.5
Interest and Debt Expense	42.4	6.3	39.9	82.6	3.6	79.7
Deferral of Acquisition Costs	(165.7)	8.2	(153.2)	(335.0)	6.2	(315.3)
Amortization of Deferred Acquisition Costs	140.2	1.4	138.3	291.7	4.3	279.8
Compensation Expense	220.2	1.1	217.8	441.9	3.5	426.8
Other Expenses	220.8	8.1	204.3	445.0	2.7	433.1
Total Benefits and Expenses	2,535.5	3.1	2,460.4	5,094.0	3.2	4,936.6

Income Before Income Tax	354.8	(1.9)	361.6	695.9	0.6	691.9
Income Tax	69.3	(40.5)	116.5	136.9	(36.9)	216.9

Net Income	$285.5	16.5	$245.1	$559.0	17.7	$475.0

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

Our weighted average pound/dollar exchange rate was 1.353 and 1.279 for the three months ended June 30, 2018 and 2017, and 1.373 and 1.261 for the six months ended June 30, 2018 and 2017, respectively. If the second quarter of 2017 results for our U.K. operations had been translated at the higher exchange rate of 2018, our adjusted operating revenue and adjusted operating income by segment would have been higher by approximately $9 million and $2 million, respectively, in the second quarter of 2017, and approximately $27 million and $5 million, respectively, in the first six months of 2017. However, it is important to distinguish between translating and converting foreign currency. We view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the second quarter and the first six months of 2018 increased relative to the same periods of 2017, with growth in each of our principal operating business segments, as measured in local currency, due to current and prior period sales growth, the expansion of our dental and vision products, and generally favorable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income increased slightly in the second quarter and the first six months of 2018, relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, mostly offset by a decline in the yield on invested assets.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the second quarter of 2018 and 2017 or for the first six months of 2017. We recognized $1.0 million of other-than-temporary impairment losses on fixed maturity securities in net realized investment gains and losses during the first six months of 2018. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(2.3) million and $6.2 million in the second quarters of 2018 and 2017, respectively, and $(4.0) million and $14.8 million in the first six months of 2018 and 2017, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was generally stable in the second quarter and first six months of 2018 relative to the same prior year periods. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the second quarter and first six months of 2018 relative to the same periods of 2017 driven primarily by sales growth. Growth in the level of the deferred asset resulted in higher amortization in the second quarter and first six months of 2018 compared to the same prior year periods.

Interest and debt expense was higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to a higher level of outstanding debt and a higher overall rate of interest.

Other expenses, including compensation expense, increased in the second quarter and first six months of 2018 relative to the same periods of 2017. Excluding the loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent in the first six months of 2017, the year-over-year growth rates in compensation and other expenses more than offset the premium growth rate, resulting in a slight increase in the other expense ratios relative to the prior year periods as we continue balancing our investments in the growth of our businesses with our continued focus on expense management and operating efficiencies.

Our effective income tax rates for the second quarter and first six months of 2018 were 19.5 percent and 19.7 percent of income before income tax, respectively, compared to 32.2 percent and 31.3 percent for the prior year periods. The decline in the 2018 effective rate was due to the enactment of the TCJA in the fourth quarter of 2017, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective tax rate differed from the U.S. statutory rate in effect for the second quarter and first six months of 2018 due primarily to tax credits. Our effective tax rate differed from the U.S. statutory rate in effect for the second quarter and first six months of 2017 due primarily to tax credits as well as foreign earnings which were taxed at lower rates than the U.S. statutory rate. See Note 12 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Unum US	$197.7	(5.0)%	$208.0	$472.3	0.2%	$471.5

Unum UK	£20.6	4.0%	£19.8	£32.9	(7.8)%	£35.7

Colonial Life	$132.4	13.6%	$116.6	$236.1	10.8%	$213.0

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

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income	$1,416.3	4.3%	$1,357.7	$2,855.1	5.0%	$2,718.1
Net Investment Income	196.5	(4.4)	205.6	390.7	(4.3)	408.1
Other Income	28.8	(4.3)	30.1	57.8	(1.7)	58.8
Total	1,641.6	3.0	1,593.4	3,303.6	3.7	3,185.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	949.3	3.7	915.7	1,910.2	3.9	1,839.1
Commissions	151.7	4.8	144.7	313.1	5.1	297.9
Deferral of Acquisition Costs	(85.0)	8.3	(78.5)	(174.5)	5.2	(165.8)
Amortization of Deferred Acquisition Costs	78.5	(1.4)	79.6	167.7	2.8	163.1
Other Expenses	296.0	4.2	284.1	592.1	5.0	563.8
Total	1,390.5	3.3	1,345.6	2,808.6	4.1	2,698.1

Adjusted Operating Income	$251.1	1.3	$247.8	$495.0	1.7	$486.9

Operating Ratios (% of Premium Income):
Benefit Ratio	67.0%		67.4%	66.9%		67.7%
Other Expense Ratio	20.9%		20.9%	20.7%		20.7%
Adjusted Operating Income Ratio	17.7%		18.3%	17.3%		17.9%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$437.4	(0.1)%	$437.7	$878.6	0.7%	$872.1
Group Short-term Disability	171.0	8.0	158.3	347.3	9.8	316.2
Total Premium Income	608.4	2.1	596.0	1,225.9	3.2	1,188.3
Net Investment Income	108.9	(7.8)	118.1	217.1	(7.1)	233.6
Other Income	26.6	3.9	25.6	52.9	6.7	49.6
Total	743.9	0.6	739.7	1,495.9	1.7	1,471.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	463.7	1.7	455.9	930.6	2.3	909.7
Commissions	45.4	1.1	44.9	94.3	3.3	91.3
Deferral of Acquisition Costs	(12.4)	8.8	(11.4)	(24.7)	5.6	(23.4)
Amortization of Deferred Acquisition Costs	11.2	13.1	9.9	22.4	12.6	19.9
Other Expenses	154.4	4.3	148.0	308.7	5.4	292.9
Total	662.3	2.3	647.3	1,331.3	3.2	1,290.4

Adjusted Operating Income	$81.6	(11.7)	$92.4	$164.6	(9.1)	$181.1

Operating Ratios (% of Premium Income):
Benefit Ratio	76.2%		76.5%	75.9%		76.6%
Other Expense Ratio	25.4%		24.8%	25.2%		24.6%
Adjusted Operating Income Ratio	13.4%		15.5%	13.4%		15.2%

Persistency:
Group Long-term Disability				90.6%		89.3%
Group Short-term Disability				87.7%		85.7%

Premium income in the second quarter and first six months of 2018 increased compared to the same periods of 2017 with growth in the in-force block due to prior period sales and improved persistency. Net investment income was lower in the second quarter and first six months of 2018 relative to the same periods of 2017 due to a decrease in the level of invested assets, a decline in yield on invested assets, and lower miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the second quarter of 2018 relative to the same period of 2017 due primarily to lower claims incidence in the group long-term disability product line. For the six months of 2018 compared to the same period of 2017, benefits experience was favorable primarily due to favorable claim recovery experience in the group long-term disability product line. Partially offsetting the favorable benefits experience was higher claims incidence in certain of our group short-term disability products in both the second quarter and first six months of 2018.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2018 compared to the same periods of 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2018 relative to the same periods of 2017 due to growth in the level of the deferred asset.  Our other expense ratio was higher in the second quarter and first six months of 2018 compared to the same periods of

2017 due primarily to an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Life	$391.1	7.5%	$363.9	$790.3	8.0%	$731.7
Accidental Death & Dismemberment	38.6	5.2	36.7	77.3	5.5	73.3
Total Premium Income	429.7	7.3	400.6	867.6	7.8	805.0
Net Investment Income	27.2	(2.2)	27.8	54.0	(2.5)	55.4
Other Income	1.1	(8.3)	1.2	2.2	—	2.2
Total	458.0	6.6	429.6	923.8	7.1	862.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	302.0	6.8	282.8	611.8	6.7	573.5
Commissions	34.9	8.7	32.1	71.6	10.7	64.7
Deferral of Acquisition Costs	(9.7)	10.2	(8.8)	(19.9)	9.9	(18.1)
Amortization of Deferred Acquisition Costs	8.9	11.3	8.0	18.0	12.5	16.0
Other Expenses	54.7	0.2	54.6	110.5	0.8	109.6
Total	390.8	6.0	368.7	792.0	6.2	745.7

Adjusted Operating Income	$67.2	10.3	$60.9	$131.8	12.7	$116.9

Operating Ratios (% of Premium Income):
Benefit Ratio	70.3%		70.6%	70.5%		71.2%
Other Expense Ratio	12.7%		13.6%	12.7%		13.6%
Adjusted Operating Income Ratio	15.6%		15.2%	15.2%		14.5%

Persistency:
Group Life				90.9%		87.7%
Accidental Death & Dismemberment				89.2%		87.3%
Premium income increased in the second quarter and first six months of 2018 compared to the same periods of 2017 due to prior period sales growth and favorable persistency. Net investment income was lower in the second quarter and first six months of 2018 compared to the same periods of 2017 due to a decline in yield on invested assets, partially offset by an increase in the level of invested assets and higher miscellaneous investment income.

Benefits experience was favorable in the second quarter and first six months of 2018 compared to the same periods of 2017, driven primarily by favorable experience in our accidental death and dismemberment product line and a lower average claim size in our group life product line. Also contributing to the favorable benefits experience for the first six months of 2018 was favorable waiver of premium results in our group life product line.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2018 compared to the same periods of 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased in the second quarter and first six months of 2018 relative to the same periods of 2017 due to growth in the level of the deferred asset. The other expense ratio improved in the second quarter and first six months of 2018 compared to the same periods of 2017 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with continued investment in the growth of our business.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$104.7	(1.9)%	$106.7	$209.6	(1.9)%	$213.7
Voluntary Benefits	223.9	5.0	213.2	453.7	5.9	428.4
Dental and Vision	49.6	20.4	41.2	98.3	18.9	82.7
Total Premium Income	378.2	4.7	361.1	761.6	5.1	724.8
Net Investment Income	60.4	1.2	59.7	119.6	0.4	119.1
Other Income	1.1	(66.7)	3.3	2.7	(61.4)	7.0
Total	439.7	3.7	424.1	883.9	3.9	850.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	183.6	3.7	177.0	367.8	3.3	355.9
Commissions	71.4	5.5	67.7	147.2	3.7	141.9
Deferral of Acquisition Costs	(62.9)	7.9	(58.3)	(129.9)	4.5	(124.3)
Amortization of Deferred Acquisition Costs	58.4	(5.3)	61.7	127.3	0.1	127.2
Other Expenses	86.9	6.6	81.5	172.9	7.2	161.3
Total	337.4	2.4	329.6	685.3	3.5	662.0

Adjusted Operating Income	$102.3	8.3	$94.5	$198.6	5.1	$188.9

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	50.0%		51.2%	50.5%		52.9%
Voluntary Benefits	43.3%		43.4%	42.8%		42.8%
Dental and Vision	69.4%		72.3%	69.0%		71.9%
Other Expense Ratio	23.0%		22.6%	22.7%		22.3%
Adjusted Operating Income Ratio	27.0%		26.2%	26.1%		26.1%

Persistency:
Individual Disability				90.5%		91.0%
Voluntary Benefits				76.4%		76.2%
Dental and Vision				85.2%		82.0%

Premium income increased in the second quarter and first six months of 2018 compared to the same periods of 2017, driven by growth in the voluntary benefits product line due to higher prior period sales and continued growth in our dental and vision product as we continue to expand its distribution. Net investment income was slightly higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decline in yield on invested assets. Other income is comprised primarily of surrender fees in our voluntary benefits product line, which continue to decline as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the second quarter and first six months of 2018 was favorable compared to the same periods of 2017 due primarily to favorable claims activity and mortality experience. Benefits experience for voluntary benefits in the second quarter and first six months of 2018 was generally consistent with the same periods of 2017. Benefits experience for the dental and vision product line in the second quarter and first six months of 2018 was favorable compared to the same periods of 2017 due primarily to a lower average claim size.

Commissions and the deferral of acquisition costs were higher for the second quarter and first six months of 2018 relative to the same periods of 2017 due primarily to sales growth. The amortization of deferred acquisition costs decreased in the second quarter of 2018 compared to the same period in 2017 due to the impact of the prospective unlocking for future experience relative to assumptions for our interest-sensitive voluntary life products, partially offset by growth in the level of the deferred asset. The amortization of deferred acquisition costs for the first six months of 2018 was consistent with the same period of 2017 as growth in the level of the deferred asset was offset by the prospective unlocking for expected future experience relative to assumptions for our interest-sensitive voluntary life products. Our other expense ratio increased in the second quarter and first six months of 2018 compared to the same periods of 2017 due to an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$41.0	(13.7)%	$47.5	$71.1	(14.9)%	$83.5
Group Short-term Disability	23.6	(13.9)	27.4	39.9	(9.9)	44.3
Group Life and AD&D	54.5	(8.4)	59.5	99.1	2.5	96.7
Subtotal	119.1	(11.4)	134.4	210.1	(6.4)	224.5
Supplemental and Voluntary
Individual Disability	18.9	39.0	13.6	36.8	23.5	29.8
Voluntary Benefits	47.9	(3.4)	49.6	201.4	2.3	196.9
Dental and Vision	11.8	13.5	10.4	24.0	18.2	20.3
Subtotal	78.6	6.8	73.6	262.2	6.2	247.0
Total Sales	$197.7	(5.0)	$208.0	$472.3	0.2	$471.5

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$80.9	(10.4)%	$90.3	$135.8	(7.4)%	$146.6
Large Case Market	38.2	(13.4)	44.1	74.3	(4.6)	77.9
Subtotal	119.1	(11.4)	134.4	210.1	(6.4)	224.5
Supplemental and Voluntary	78.6	6.8	73.6	262.2	6.2	247.0
Total Sales	$197.7	(5.0)	$208.0	$472.3	0.2	$471.5

Group sales decreased in the second quarter of 2018 compared to the same period of 2017, primarily driven by lower sales to new customers in the core market segment, which we define as employee groups with fewer than 2,000 employees, and lower sales to existing customers in the large case market segment. The decline in group sales for the first six months of 2018 relative to the same period of 2017 was primarily driven by lower sales to new customers in both the core and large case market segments, partially offset by higher sales to existing customers. The sales mix in the group market sector for the first six months of 2018 was approximately 65 percent core market and 35 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the second quarter and first six months of 2018 compared to the same periods of 2017, primarily driven by higher sales to new and existing customers. Sales of voluntary benefits decreased in the second quarter of 2018 compared to the same period of 2017, primarily driven by a decrease in sales to new customers in the large case market, partially offset by higher sales to both new and existing customers in the core market. The growth in voluntary benefits sales for the first six months of 2018 relative to the same period of 2017 was primarily driven by higher sales to both new and existing customers in the core market as well as an increase in sales to existing customers in the large case market, partially offset by a decline in sales to new customers in the large case market. Dental and vision sales increased in the second quarter and first six months of 2018 compared to the same periods of 2017, driven by higher sales to both new and existing customers.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$89.7	7.0%	$83.8	$180.5	9.7%	$164.6
Group Life	27.9	9.8	25.4	56.5	12.5	50.2
Supplemental	21.3	21.0	17.6	41.5	24.6	33.3
Total Premium Income	138.9	9.5	126.8	278.5	12.3	248.1
Net Investment Income	32.1	(3.3)	33.2	59.7	(0.2)	59.8
Total	171.0	6.9	160.0	338.2	9.8	307.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	106.6	11.3	95.8	206.9	13.4	182.5
Commissions	9.6	6.7	9.0	19.0	6.7	17.8
Deferral of Acquisition Costs	(2.4)	20.0	(2.0)	(3.9)	2.6	(3.8)
Amortization of Deferred Acquisition Costs	2.1	(8.7)	2.3	4.2	(6.7)	4.5
Other Expenses	27.5	5.8	26.0	54.6	6.2	51.4
Total	143.4	9.4	131.1	280.8	11.3	252.4

Adjusted Operating Income	$27.6	(4.5)	$28.9	$57.4	3.4	$55.5

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

(in millions of pounds, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£66.0	0.8%	£65.5	£131.2	0.4%	£130.7
Group Life	20.5	3.0	19.9	41.1	3.0	39.9
Supplemental	15.6	13.9	13.7	30.1	14.0	26.4
Total Premium Income	102.1	3.0	99.1	202.4	2.7	197.0
Net Investment Income	23.5	(9.6)	26.0	43.4	(8.4)	47.4
Total	125.6	0.4	125.1	245.8	0.6	244.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	78.3	4.5	74.9	150.4	3.9	144.8
Commissions	7.0	(1.4)	7.1	13.8	(2.8)	14.2
Deferral of Acquisition Costs	(1.8)	12.5	(1.6)	(2.9)	(3.3)	(3.0)
Amortization of Deferred Acquisition Costs	1.6	(11.1)	1.8	3.1	(11.4)	3.5
Other Expenses	20.1	(1.0)	20.3	39.6	(3.2)	40.9
Total	105.2	2.6	102.5	204.0	1.8	200.4

Adjusted Operating Income	£20.4	(9.7)	£22.6	£41.8	(5.0)	£44.0

Weighted Average Pound/Dollar Exchange Rate	1.353		1.279	1.373		1.261

Operating Ratios (% of Premium Income):
Benefit Ratio	76.7%		75.6%	74.3%		73.5%
Other Expense Ratio	19.7%		20.5%	19.6%		20.8%
Adjusted Operating Income Ratio	20.0%		22.8%	20.7%		22.3%

Persistency:
Group Long-term Disability				86.9%		86.4%
Group Life				84.1%		80.8%
Supplemental				92.3%		91.3%

Premium income increased in the second quarter and first six months of 2018 compared to the same periods of 2017 driven by higher persistency and growth in the in-force block resulting from prior period sales.

Net investment income was lower in the second quarter and first six months of 2018 relative to the prior year periods due primarily to lower yield on our fixed-rate bonds and lower investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The decrease in net investment income attributable to these index-linked bonds was offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Partially offsetting the decrease in net investment income was additional income related to growth in the level of invested assets.

Overall benefits experience was less favorable in the second quarter and first six months of 2018 relative to the same prior year periods due primarily to unfavorable claims activity in our group life and supplemental product lines, partially offset by the impact of inflation-linked decreases in benefits.

Commissions and the deferral of acquisition costs were generally consistent in the second quarter and first six months of 2018 relative to the same prior year periods. The amortization of acquisition costs during the second quarter and first six months of 2018 was lower than the same prior year periods primarily due to a decrease in the level of the deferred asset. The other expense ratio was lower for the second quarter and first six months of 2018 relative to the prior year periods due to the increase in premium income and our continued focus on expense management and operating efficiencies.
Sales

(in millions of dollars and pounds)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Group Long-term Disability	$15.6	35.7%	$11.5	$23.4	(6.4)%	$25.0
Group Life	5.7	(5.0)	6.0	10.2	3.0	9.9
Supplemental	7.0	(9.1)	7.7	11.8	18.0	10.0
Total Sales	$28.3	12.3	$25.2	$45.4	1.1	$44.9

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$10.9	19.8%	$9.1	$18.5	19.4%	$15.5
Large Case Market	10.4	23.8	8.4	15.1	(22.2)	19.4
Subtotal	21.3	21.7	17.5	33.6	(3.7)	34.9
Supplemental	7.0	(9.1)	7.7	11.8	18.0	10.0
Total Sales	$28.3	12.3	$25.2	$45.4	1.1	$44.9

Sales by Product
Group Long-term Disability	£11.4	26.7%	£9.0	£17.0	(14.6)%	£19.9
Group Life	4.1	(12.8)	4.7	7.4	(5.1)	7.8
Supplemental	5.1	(16.4)	6.1	8.5	6.3	8.0
Total Sales	£20.6	4.0	£19.8	£32.9	(7.8)	£35.7

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£8.0	14.3%	£7.0	£13.4	9.8%	£12.2
Large Case Market	7.5	11.9	6.7	11.0	(29.0)	15.5
Subtotal	15.5	13.1	13.7	24.4	(11.9)	27.7
Supplemental	5.1	(16.4)	6.1	8.5	6.3	8.0
Total Sales	£20.6	4.0	£19.8	£32.9	(7.8)	£35.7

The increase in group long-term disability sales for the second quarter of 2018 relative to the same period of 2017 is primarily driven by higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 500 employees, and the large case market. For the first six months of 2018, group long-term disability sales decreased relative to the same period of 2017, primarily driven by lower sales to new customers in our core and large case markets, partially offset by higher sales to existing customers in our core and large case markets. Group life sales decreased during the second quarter and first six months of 2018 compared to the same periods of 2017 driven primarily by lower sales to existing customers in our large case market, partially offset by higher sales to new customers in our core and large case markets.

The fluctuation in sales in the supplemental line of business during the second quarter and first six months of 2018 relative to the prior year periods was driven primarily by sales in the group critical illness and dental product lines which decreased during the second quarter of 2018 but increased in the first six months of 2018.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$228.6	3.9%	$220.1	$459.9	4.7%	$439.2
Life	81.5	8.7	75.0	162.5	8.9	149.2
Cancer and Critical Illness	85.3	5.0	81.2	171.3	5.6	162.2
Total Premium Income	395.4	5.1	376.3	793.7	5.7	750.6
Net Investment Income	40.2	9.5	36.7	77.5	7.9	71.8
Other Income	0.3	50.0	0.2	0.6	20.0	0.5
Total	435.9	5.5	413.2	871.8	5.9	822.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	201.6	4.5	192.9	407.3	6.3	383.1
Commissions	91.1	6.9	85.2	181.3	6.4	170.4
Deferral of Acquisition Costs	(78.3)	7.7	(72.7)	(156.6)	7.5	(145.7)
Amortization of Deferred Acquisition Costs	59.6	5.7	56.4	119.8	6.8	112.2
Other Expenses	77.3	11.1	69.6	154.4	11.3	138.7
Total	351.3	6.0	331.4	706.2	7.2	658.7

Adjusted Operating Income	$84.6	3.4	$81.8	$165.6	0.9	$164.2

Operating Ratios (% of Premium Income):
Benefit Ratio	51.0%		51.3%	51.3%		51.0%
Other Expense Ratio	19.5%		18.5%	19.5%		18.5%
Adjusted Operating Income Ratio	21.4%		21.7%	20.9%		21.9%

Persistency:
Accident, Sickness, and Disability				74.2%		74.9%
Life				83.8%		84.5%
Cancer and Critical Illness				82.6%		82.2%

Premium income increased in the second quarter and first six months of 2018 relative to the same periods of 2017 driven primarily by sales growth. Net investment income was higher in the second quarter and first six months of 2018 compared to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience in the second quarter of 2018 was slightly favorable compared to the same period of 2017 driven by favorable experience in our life line of business. Benefits experience in the first six months of 2018 was slightly unfavorable to the same period of 2017 driven by higher claims incidence and a higher average claim size in the life line of business during the first quarter of 2018, partially offset by favorable claims experience in the accident, sickness, and disability line of business.

Commissions and the deferral of acquisition costs were higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to sales growth. The amortization of deferred acquisition costs increased during the second quarter and first six months of 2018 relative to the same periods of 2017 due primarily to growth in the level of the deferred asset. The other expense ratio was higher in the second quarter and first six months of 2018 due to costs related to our territory expansion initiatives, investments in our business, and the roll-out of our dental and vision products.

Sales

Certain prior year amounts below were reclassified to conform to current year presentation

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Accident, Sickness, and Disability	$83.6	13.6%	$73.6	$150.0	11.0%	$135.1
Life	27.6	10.8	24.9	48.9	6.8	45.8
Cancer and Critical Illness	21.2	17.1	18.1	37.2	15.9	32.1
Total Sales	$132.4	13.6	$116.6	$236.1	10.8	$213.0

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$85.9	16.6%	$73.7	$153.8	12.5%	$136.7
Large Case Market	20.2	8.6	18.6	35.9	5.6	34.0
Subtotal	106.1	15.0	92.3	189.7	11.1	170.7
Public Sector	26.3	8.2	24.3	46.4	9.7	42.3
Total Sales	$132.4	13.6	$116.6	$236.1	10.8	$213.0

Sales in aggregate were higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to growth in both new and existing customer account sales and the expansion of our dental and vision products, primarily in our core market. Commercial market sales increased in the second quarter and first six months of 2018 as compared to the same periods of 2017 due to higher sales to both new and existing customers in the core market, which we define as accounts with fewer than 1,000 employees, and the large case market. Public sector market sales were higher in the second quarter and first six months of 2018 primarily due to an increase in sales to existing customers, partially offset by lower sales to new customers. The number of new accounts increased 14.1 percent and 9.6 percent, respectively, in the second quarter and first six months of 2018 relative to the same periods of 2017. The average new case size for the second quarter of 2018 decreased 5.6 percent compared to the same period of 2017, but increased 0.7 percent for the first six months of 2018 compared to the same period of 2017.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$106.9	(9.8)%	$118.5	$216.3	(9.8)%	$239.8
Long-term Care	161.5	0.4	160.9	322.8	(0.4)	324.0
All Other	2.0	—	2.0	4.6	2.2	4.5
Total Premium Income	270.4	(3.9)	281.4	543.7	(4.3)	568.3
Net Investment Income	345.6	1.6	340.0	683.3	1.2	675.3
Other Income	18.9	(6.4)	20.2	37.9	(7.6)	41.0
Total	634.9	(1.0)	641.6	1,264.9	(1.5)	1,284.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	546.6	(0.2)	547.6	1,087.6	(0.8)	1,096.3
Commissions	21.1	(5.8)	22.4	42.4	(6.6)	45.4
Interest and Debt Expense	1.7	—	1.7	3.4	—	3.4
Other Expenses	35.9	(3.8)	37.3	73.0	(3.1)	75.3
Total	605.3	(0.6)	609.0	1,206.4	(1.1)	1,220.4

Adjusted Operating Income	$29.6	(9.2)	$32.6	$58.5	(8.9)	$64.2

Interest Adjusted Loss Ratios:
Individual Disability	82.9%		82.3%	80.0%		83.0%
Long-term Care	96.9%		89.4%	96.7%		89.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.3%		13.3%	13.4%		13.3%
Adjusted Operating Income Ratio	10.9%		11.6%	10.8%		11.3%

Persistency:
Individual Disability				88.8%		90.0%
Long-term Care				95.6%		95.3%

Premium income for individual disability decreased in the second quarter and first six months of 2018 compared to the same periods of 2017 due to policy terminations and maturities. Premium income for long-term care in the second quarter and first six months of 2018 was generally consistent with premium income in the same prior year periods with rate increases offsetting policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies. The rate increases reflect current interest rates and claims experience, higher expected future claims, longevity, persistency, and other factors related to pricing long-term care coverage.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets. Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was slightly unfavorable in the second quarter of 2018 compared to the same period of 2017 due to a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from an increased level of miscellaneous investment income. During the first six months of 2018, individual disability benefits experience was favorable relative to the same prior year period due primarily to a lower average size of new claims. Long-term care benefits experience was unfavorable in the second quarter and first six months of 2018 compared to the same periods of 2017 due primarily to higher claims incidence.

The other expense ratio was consistent in the second quarter and first six months of 2018 compared to the same periods of 2017 due to our continued focus on expense management and operating efficiencies.

Segment Outlook

During the remainder of 2018, we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the continued increase in our allocation towards high yield and alternative assets in the long-term care product line. We expect the low interest rate environment to continue to place pressure on our earnings and the adequacy of our reserves. Although the yield achieved on the investment of new money supporting our long-term care business continues to exceed the expectations we have assumed in our reserves established under loss recognition, we consider this a continued watch area as we get closer to the time when the new money yield assumptions will begin to grade higher in our reserve assumptions. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures and as we continue the implementation of premium rate increases. Although premium rate increases have contributed positively to reserve margins for our long-term care product lines, the implementation timing of our premium rate increases has varied relative to expectations and is contributing to the recently elevated interest adjusted loss ratio. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.
During the second quarter of 2018, we accelerated our work on our long-term care annual reserve analysis, which is now anticipated to be completed in the third quarter of 2018. When completed, this work will incorporate our most recent experience and will include a review of all assumptions. The review will also utilize internal and external data and an outside consulting firm for quality assurance and industry benchmarking. Subject to completion of the work, we believe that we may need to increase our reserves for long-term care as part of our third quarter 2018 closing process. Although we still have work to complete and are still assessing our assumptions, we currently expect that any increase will likely be predominantly a GAAP event and will likely not exceed $750 million after-tax.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended June 30			Six Months Ended June 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Net Investment Income	$9.2	84.0%	$5.0	$14.7	86.1%	$7.9
Other Income	0.3	(57.1)	0.7	1.5	36.4	1.1
Total	9.5	66.7	5.7	16.2	80.0	9.0

Interest and Other Expenses	45.0	3.9	43.3	92.0	(14.0)	107.0

Loss Before Income Tax and Net Realized Investment Gains and Losses	(35.5)	5.6	(37.6)	(75.8)	22.7	(98.0)
Loss from Guaranty Fund Assessment	—	—	—	—	N.M	20.6
Adjusted Operating Loss	$(35.5)	5.6	$(37.6)	$(75.8)	2.1	$(77.4)

N.M. = not a meaningful percentage

Net investment income was higher in the second quarter and first six months of 2018 relative to the same periods of 2017 due to a higher yield on invested assets, partially offset by lower levels of invested assets.

Interest and other expenses were higher in the second quarter of 2018 compared to the same period of 2017 due to a higher level of outstanding debt and a higher overall rate of interest. Interest and other expenses were lower in the first six months of 2018 relative to the same period of 2017 due primarily to a $20.6 million loss incurred in the first quarter of 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. Excluding this loss, interest and other expenses were higher than the prior year due primarily to a higher level of outstanding debt, a higher overall rate of interest, and the reduction of a premium tax receivable.
Segment Outlook

As a result of tax reform, we expect our insurance subsidiaries to generate stronger statutory earnings and long-term cash generation. While we intend to maintain aggregate capital levels in our statutory entities consistent with current levels, our year-end 2018 RBC ratios will decline primarily as a result of the higher RBC factors adopted by the NAIC in response to the lower U.S. statutory income tax rate.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of June 30, 2018

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,809.7	$150.8	$968.1	$40.5	$1,841.6	$191.3
Capital Goods	4,055.5	303.2	1,034.7	48.1	3,020.8	351.3
Communications	2,869.4	257.3	740.6	37.5	2,128.8	294.8
Consumer Cyclical	1,434.1	74.7	484.5	14.6	949.6	89.3
Consumer Non-Cyclical	6,680.2	396.6	2,435.1	123.7	4,245.1	520.3
Energy	4,720.3	435.5	945.8	42.3	3,774.5	477.8
Financial Institutions	3,250.0	159.2	1,082.8	33.8	2,167.2	193.0
Mortgage/Asset-Backed	1,705.9	52.4	449.1	15.6	1,256.8	68.0
Sovereigns	822.9	162.8	59.6	2.2	763.3	165.0
Technology	1,526.9	36.4	554.1	17.7	972.8	54.1
Transportation	1,946.8	171.1	520.5	18.5	1,426.3	189.6
U.S. Government Agencies and Municipalities	4,012.9	439.2	512.9	18.0	3,500.0	457.2
Public Utilities	7,526.3	904.5	757.7	42.6	6,768.6	947.1
Total	$43,360.9	$3,543.7	$10,545.5	$455.1	$32,815.4	$3,998.8

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of June 30, 2018 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after June 30, 2018. The increase in the unrealized loss on fixed maturity securities during the second quarter of 2018 was due to an increase in credit spreads and U.S. treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018		2017
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$56.0	$79.8	$20.8	$12.4	$4.5
> 90 <= 180 days	149.1	40.5	9.5	2.1	1.3
> 180 <= 270 days	40.3	30.5	—	1.8	31.7
> 270 days <= 1 year	38.8	—	1.2	24.5	5.9
> 1 year <= 2 years	51.3	44.8	32.1	9.2	4.1
> 2 years <= 3 years	2.0	2.9	1.7	2.7	3.6
> 3 years	1.2	0.2	—	—	0.1
Sub-total	338.7	198.7	65.3	52.7	51.2

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	1.2	—	—
> 180 <= 270 days	13.9	—	—	—	—
Sub-total	13.9	—	1.2	—	—

Total	$352.6	$198.7	$66.5	$52.7	$51.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018		2017
	June 30	March 31	December 31	September 30	June 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$6.4	$19.8	$4.7	$0.7	$1.1
> 90 <= 180 days	29.3	13.6	1.5	0.3	3.5
> 180 <= 270 days	14.8	2.9	0.4	1.2	1.9
> 270 days <= 1 year	4.7	—	0.7	—	—
> 1 year <= 2 years	10.3	10.5	2.7	3.2	11.1
> 2 years <= 3 years	9.5	13.1	13.1	18.2	22.3
> 3 years	22.5	26.6	19.6	14.4	10.2
Sub-total	97.5	86.5	42.7	38.0	50.1

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	—	—	—	6.6
> 2 years <= 3 years	5.0	7.9	7.3	10.6	2.8
> 3 years	—	—	7.0	9.3	9.0
Sub-total	5.0	7.9	14.3	19.9	18.4

Total	$102.5	$94.4	$57.0	$57.9	$68.5

At June 30, 2018, we held no fixed maturity securities with a gross unrealized loss greater than $10.0 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during the second quarters or first six months of 2018 and 2017, nor did we have individual realized investment losses of $10.0 million or greater from other-than-temporary impairments.

At June 30, 2018, our mortgage/asset-backed securities had an average life of 6.30 years, effective duration of 5.59 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of June 30, 2018, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,218.5 million and $3,203.8 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At June 30, 2018, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,190.6 million and $2,213.2 million on an amortized cost basis at June 30, 2018 and December 31, 2017, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held one impaired mortgage loan at June 30, 2018 with net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. We held no impaired mortgage loans at December 31, 2017.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At June 30, 2018, we had no credit exposure on derivatives. We held $20.8 million of cash collateral from our counterparties at June 30, 2018. The carrying value of fixed maturity securities posted as collateral to our counterparties was $39.5 million at June 30, 2018. We had no cash collateral posted to our counterparties at June 30, 2018. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.3 million and $32.9 million on a fair value basis at June 30, 2018 and December 31, 2017, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses. Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of June 30, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,160 million. Fixed maturity securities consisted primarily of corporate bonds with an average maturity date of 6.8 years. Short-term investments consisted primarily of commercial paper.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or U.K intermediate holding companies. As a result of the TCJA, future amounts repatriated from our foreign subsidiaries in the U.K. are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2018 and authorizes the repurchase of up to $750 million of common stock through November 2019, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2018. During the first six months of 2018, we repurchased 4.4 million shares at a cost of approximately $200 million. The dollar value of shares remaining under the current repurchase program was approximately $650 million at June 30, 2018. As previously discussed, we do not expect to execute on further share repurchases until the result of the long-term care reserve review is announced, which is now anticipated to be completed in the third quarter of 2018, after which we intend to resume share repurchases of approximately $100 million per quarter beginning in the fourth quarter of 2018 and continuing into 2019. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Executive Summary" contained herein in this Item 2 for further information.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The impacts of the TCJA, in particular the reduction of our admitted deferred tax assets due to the decrease in the U.S. corporate tax rate, have generally reduced our RBC ratios; however, at June 30, 2018, the capital adequacy individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action. While we intend to maintain aggregate capital levels in our statutory entities consistent with current levels, our year-end 2018 RBC ratios will decline primarily as a result of the higher RBC factors adopted by the NAIC in response to the lower U.S. statutory income tax rate.

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

Funding for Employee Benefit Plans

During the first six months of 2018, we made contributions of $37.0 million and £1.6 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $33 million and £2 million during the remainder of 2018. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the first six months of 2018. We do not expect to make additional contributions to our U.S. or U.K. qualified defined benefit pension plans during the remainder of 2018. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

At June 30, 2018, we had short-term debt of $200.0 million consisting entirely of our senior unsecured notes, which subsequently matured in July 2018. Our long-term debt balance at June 30, 2018 was $2,997.7 million, net of deferred debt issuance costs of $32.2 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $30.0 million in the first six months of 2018.

In June 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

At June 30, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Commitments

At June 30, 2018, we had unfunded unconditional commitments of $3.7 million to fund tax credit partnership investments, and $16.9 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $146.7 million to fund certain investments in private placement fixed maturity securities, $378.7 million to fund certain private equity partnerships, and $75.0 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017. During the first six months of 2018, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $14.9 million of securities lending agreements outstanding at June 30, 2018 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first six months of 2018 was $22.2 million, and the maximum amount outstanding at any month end was $29.9 million. In addition, at June 30, 2018, we had $47.3 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first six months of 2018 was $90.3 million, and the maximum amount outstanding at any month end was $129.0 million.

We had no repurchase agreements outstanding at June 30, 2018, nor did we utilize any repurchase agreements during the first six months of 2018. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of June 30, 2018, we owned $32.1 million of FHLB common stock and had obtained $272.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Six Months Ended June 30
	2018	2017
Net Cash Provided by Operating Activities	$696.2	$649.3
Net Cash Used by Investing Activities	(601.6)	(283.7)
Net Cash Used by Financing Activities	(72.5)	(349.0)
Net Increase in Cash and Bank Deposits	$22.1	$16.6
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

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million.

During each of the first six months of 2018 and 2017, we made principal payments of $30.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

During the second quarter of 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

Cash used to repurchase shares of Unum Group's common stock during the first six months of 2018 and 2017 was $205.8 million and $207.0 million, respectively, with a portion of the cash used related to the settlement of amounts due on shares purchased in the fourth quarters of 2017 and 2016, respectively. During the first six months of 2018 and 2017, we paid dividends of $103.3 million and $92.3 million, respectively, to holders of Unum Group's common stock.

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

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. Based on our ongoing dialogue with the rating agencies concerning our insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolio, there have been no changes in any of the rating agencies' outlook statements or ratings during 2018 prior to the date of this filing. Although the outlook for capital requirements has become more clear, there remains some uncertainty in the industry on how rating agencies will incorporate recently announced NAIC RBC formula changes in response to tax reform. We continue to work closely with the rating agencies on these changes. In the event that we are unable to meet the rating agency specific guideline values to maintain our current ratings, including but not limited to maintenance of our capital management metrics at the threshold values stated and maintenance of our financial flexibility and operational consistency, we could be placed on a negative credit watch, with a potential for a downgrade to both our issuer credit ratings and our financial strength ratings.

See our annual report on Form 10-K for the year ended December 31, 2017 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2017. During the first six months of 2018, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the second quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1 - April 30, 2018	—	$—	—	$412,790,222
May 1 - May 31, 2018	220,000	38.75	220,000	741,474,560
June 1 - June 30, 2018	2,343,953	39.04	2,343,953	649,965,306
Total	2,563,953		2,563,953

(1)	The average price paid per share excludes the cost of commissions.

(2)
In May 2018, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 24, 2019. This new authorization replaced the May 2017 authorization of $750 million that was scheduled to expire on November 25, 2018.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of Unum Group’s Form 8-K filed on May 25, 2018).

Exhibit 3.2	Amended and Restated Bylaws of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.2 of Unum Group's Form 8-K filed on May 25, 2018).

Exhibit 4.1	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

Exhibit 4.2
Indenture for Subordinated Debt Securities, dated as of May 29, 2018, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Unum Group’s Form 8-K filed on May 29, 2018).

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

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on July 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: July 31, 2018	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer

Date: July 31, 2018	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer