Form 10-Q
period 2018-09-30
Unum Group
filed 2018-10-25
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

218,748,493 shares of the registrant's common stock were outstanding as of October 23, 2018.

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

•	Unfavorable economic or business conditions, both domestic and foreign, that may result in decreases in sales, premiums, or persistency, as well as unfavorable claims activity.

•	Changes in or interpretations of laws and regulations, including tax laws and regulations.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $39,913.2; $39,780.5)	$43,071.3	$45,457.8
Mortgage Loans	2,222.0	2,213.2
Policy Loans	3,720.2	3,571.1
Other Long-term Investments	694.2	646.8
Short-term Investments	1,238.2	1,155.1
Total Investments	50,945.9	53,044.0

Other Assets
Cash and Bank Deposits	214.2	77.4
Accounts and Premiums Receivable	1,693.0	1,665.7
Reinsurance Recoverable	4,684.0	4,879.2
Accrued Investment Income	683.0	690.1
Deferred Acquisition Costs	2,276.9	2,184.6
Goodwill	346.0	338.6
Property and Equipment	521.0	504.8
Income Tax Receivable	19.0	—
Deferred Income Tax	157.4	—
Other Assets	709.4	628.7

Total Assets	$62,249.8	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2018	2017
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,674.1	$1,605.2
Reserves for Future Policy and Contract Benefits	45,092.7	45,601.6
Unearned Premiums	428.0	373.1
Other Policyholders’ Funds	1,551.4	1,595.0
Income Tax Payable	—	2.9
Deferred Income Tax	—	199.0
Short-term Debt	—	199.9
Long-term Debt	2,983.5	2,738.4
Payables for Collateral on Investments	238.2	396.2
Other Liabilities	1,763.7	1,726.9

Total Liabilities	53,731.6	54,438.2

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,069,982 and 304,448,032 shares	30.5	30.5
Additional Paid-in Capital	2,314.3	2,303.3
Accumulated Other Comprehensive Income (Loss)	(868.5)	127.5
Retained Earnings	9,670.8	9,542.2
Treasury Stock - at cost: 86,347,280 and 81,900,950 shares	(2,628.9)	(2,428.6)

Total Stockholders' Equity	8,518.2	9,574.9

Total Liabilities and Stockholders' Equity	$62,249.8	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars, except share data)
		As Adjusted		As Adjusted
Revenue
Premium Income	$2,251.8	$2,153.6	$6,722.8	$6,438.7
Net Investment Income	619.2	609.0	1,845.1	1,831.9
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	—	(1.0)	—
Net Realized Investment Gain, Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	6.7	9.8	2.9	28.9
Net Realized Investment Gain	6.7	9.8	1.9	28.9
Other Income	50.1	46.7	147.9	148.1
Total Revenue	2,927.8	2,819.1	8,717.7	8,447.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,578.9	1,765.6	6,190.9	5,266.6
Commissions	276.8	262.4	832.6	793.9
Interest and Debt Expense	42.7	40.1	125.3	119.8
Deferral of Acquisition Costs	(166.8)	(154.8)	(501.8)	(470.1)
Amortization of Deferred Acquisition Costs	136.9	123.7	428.6	403.5
Compensation Expense	224.2	223.8	666.1	650.6
Other Expenses	212.9	191.5	657.9	624.6
Total Benefits and Expenses	3,305.6	2,452.3	8,399.6	7,388.9

Income (Loss) Before Income Tax Expense (Benefit)	(377.8)	366.8	318.1	1,058.7

Income Tax Expense (Benefit)
Current	2.7	139.4	172.7	301.8
Deferred	(95.8)	(24.9)	(128.9)	29.6
Total Income Tax Expense (Benefit)	(93.1)	114.5	43.8	331.4

Net Income (Loss)	$(284.7)	$252.3	$274.3	$727.3

Net Income (Loss) Per Common Share
Basic	$(1.30)	$1.12	$1.24	$3.20
Assuming Dilution	$(1.30)	$1.12	$1.24	$3.19

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Income (Loss)	$(284.7)	$252.3	$274.3	$727.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment (net of tax expense (benefit) of $(80.6); $39.2; $(525.0); $334.7)	(305.0)	66.1	(1,982.1)	616.3
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(69.8); $(31.8); $276.1; $(261.7))	(260.2)	(66.9)	1,051.1	(499.5)
Change in Net Gain on Hedges (net of tax benefit of $4.4; $7.4; $8.3; $19.7)	(16.8)	(13.8)	(32.3)	(36.8)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $-; $-; $0.3; $-)	(15.2)	31.8	(29.5)	88.7
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.3; $1.5; $4.0; $4.3)	4.9	2.2	14.3	6.6
Total Other Comprehensive Income (Loss)	(592.3)	19.4	(978.5)	175.3

Comprehensive Income (Loss)	$(877.0)	$271.7	$(704.2)	$902.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2018	2017
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.5	$30.4

Additional Paid-in Capital
Balance at Beginning of Year	2,303.3	2,272.8
Common Stock Activity	11.0	22.4
Balance at End of Period	2,314.3	2,295.2

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	127.5	(51.0)
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—
Other Comprehensive Income (Loss)	(978.5)	175.3
Balance at End of Period	(868.5)	124.3

Retained Earnings
Balance at Beginning of Year	9,542.2	8,744.0
Adjustment to Adopt Accounting Standard Update - Note 2	14.5	—
Net Income	274.3	727.3
Dividends to Stockholders (per common share: $0.72; $0.63)	(160.2)	(144.1)
Balance at End of Period	9,670.8	9,327.2

Treasury Stock
Balance at Beginning of Year	(2,428.6)	(2,028.2)
Purchases of Treasury Stock	(200.3)	(300.3)
Balance at End of Period	(2,628.9)	(2,328.5)

Total Stockholders' Equity at End of Period	$8,518.2	$9,448.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2018	2017
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$274.3	$727.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(90.6)	(119.0)
Change in Deferred Acquisition Costs	(73.2)	(66.6)
Change in Insurance Reserves and Liabilities	1,101.6	348.1
Change in Income Taxes	(106.9)	81.4
Change in Other Accrued Liabilities	25.0	(6.6)
Non-cash Components of Net Investment Income	(120.9)	(145.7)
Net Realized Investment Gain	(1.9)	(28.9)
Depreciation	74.9	78.4
Other, Net	1.2	8.2
Net Cash Provided by Operating Activities	1,083.5	876.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	456.2	303.2
Proceeds from Maturities of Fixed Maturity Securities	2,234.9	1,848.5
Proceeds from Sales and Maturities of Other Investments	350.6	161.7
Purchases of Fixed Maturity Securities	(2,840.0)	(2,063.4)
Purchases of Other Investments	(448.5)	(313.5)
Net Purchases of Short-term Investments	(87.0)	(252.6)
Net Decrease in Payables for Collateral on Investments	(158.0)	(7.7)
Net Purchases of Property and Equipment	(95.6)	(64.7)
Net Cash Used by Investing Activities	(587.4)	(388.5)

Cash Flows from Financing Activities
Short-term Debt Repayments	(200.0)	—
Issuance of Long-term Debt	290.7	—
Long-term Debt Repayments	(45.0)	(48.5)
Issuance of Common Stock	3.6	9.5
Repurchase of Common Stock	(205.8)	(307.2)
Dividends Paid to Stockholders	(160.2)	(144.1)
Other, Net	(42.6)	(28.1)
Net Cash Used by Financing Activities	(359.3)	(518.4)

Net Increase (Decrease) in Cash and Bank Deposits	136.8	(30.3)

Cash and Bank Deposits at Beginning of Year	77.4	100.4

Cash and Bank Deposits at End of Period	$214.2	$70.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2018
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

ASC 606 "Revenue from Contracts with Customers"
These updates superseded virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products are included within the scope. Our fee-based service products, which are primarily sold in our Unum US segment, are reported in other income within our consolidated statements of operations and represent less than one percent of our total revenue. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Accordingly, we continue to recognize revenue for these fee-based service products as services are rendered. The guidance is to be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption.
January 1, 2018
The adoption of these updates did not have an impact on our financial position or results of operations and did not result in expanded disclosures due to the immaterial nature of our fee-based service products relative to our overall business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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
January 1, 2018
The adoption of this update resulted in the reclassification of service cost from the other expenses line item to the compensation expense line item on our consolidated statements of operations but had no effect on our financial position or results of operations. We elected to use the practical expedient for the retrospective application of this update. See the summary tables contained herein for the financial statement impacts of this retrospective adoption.

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
Unum Group and Subsidiaries
September 30, 2018
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
September 30, 2018
Note 2 - Accounting Developments - Continued

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2018:

	For the Nine Months Ended September 30, 2017
	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 230
Consolidated Statements of Cash Flow
Cash Flows from Operating Activities
Other, Net	$(2.4)	$8.2	$10.6
Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Other Investments	172.3	161.7	(10.6)

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Historical Accounting Method	As Adjusted	Effect of Change	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)			(in millions of dollars)
Adjustments due to ASC 715
Consolidated Statements of Operations
Compensation Expense	$221.8	$223.8	$2.0	$644.7	$650.6	$5.9
Other Expenses	193.5	191.5	(2.0)	630.5	624.6	(5.9)

	Balance at December 31, 2017	Balance at January 1, 2018	Effect of Change
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
Unum Group and Subsidiaries
September 30, 2018
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

ASC 310 "Receivables - Nonrefundable Fees and Other Costs"
This update shortens the amortization period to the earliest call date for certain callable debt securities held at a premium. This update does not impact securities held at a discount. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted.
January 1, 2019
We have determined the population of our callable debt securities that are within the scope of this update and do not expect this update to have a material impact on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"
This update generally aligns the accounting guidance for share-based payments issued to non-employees with guidance for share-based payments issued to employees. Specifically, the update requires non-employee share-based payments to be measured using the grant date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered rather than being remeasured through the performance completion date. Additionally, for non-employee share-based payments that contain performance conditions, the update will change the criteria regarding the recognition of compensation cost to when achievement of a performance condition is probable rather than upon actual achievement of the performance condition. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, with early adoption permitted. For purposes of determining the cumulative effect adjustment, the guidance shall be applied only to equity-classified non-employee share-based payments for which a measurement date has not been established and liability-classified non-employee share-based payments that have not been settled as of the date of adoption.
		January 1, 2019	The adoption of this update is not expected to have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 842 "Leases"
This update changes the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding right-of-use asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at either the beginning of the earliest comparative period presented or at the beginning of the period of adoption. The guidance also allows practical expedients related to adoption considerations for leases that commenced before the date of adoption. Early adoption is permitted.
January 1, 2019
The adoption of this update will not have a material impact on our financial position or results of operations, however, it will result in the recognition of a lease liability and a corresponding right-of-use asset on our balance sheet related to our operating leases. We expect to adopt the guidance using a modified retrospective approach at the beginning of the period of adoption and intend to apply practical expedients to leases that commenced prior to the date of adoption. This guidance will also expand our disclosures.

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
September 30, 2018
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

ASC 820 "Fair Value Measurement"
This update amends the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes certain disclosures related to Level 1 and Level 2 transfers and also removes the discussion regarding valuation processes of Level 3 fair value measurements. The update modifies guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update adds disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance is to be applied retrospectively or prospectively depending on the specific requirement of the update. Entities are permitted to early adopt any removed or modified disclosures and may delay adoption of the additional disclosures until their effective date.
		January 1, 2020	We have not yet determined the expected impact on our disclosures.

ASC 715 "Compensation - Retirement Benefits"
This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosures requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance is to be applied retrospectively and early adoption is permitted.
		December 31, 2020	We have not yet determined the expected impact on our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 944 "Financial Services - Insurance"
This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2021	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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

At September 30, 2018, 20.5 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The remaining 79.5 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•
66.1 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

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

•
9.8 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Private Equity Partnerships

Our private equity partnerships represent funds that are primarily invested in private credit, private equity, and real assets, as described below. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments. There is generally not a public market for these investments.

The following table presents additional information about our private equity partnerships as of September 30, 2018, including commitments for additional investments which may or may not be funded:

Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$162.5	Not redeemable	$71.8
		20.1	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	8.8
Total Private Credit		182.6		80.6

Private Equity	(b)	126.5	Not redeemable	186.4

Real Assets	(c)	127.4	Not redeemable	84.6
		30.2	Quarterly / 90 days notice	—
Total Real Assets		157.6		84.6

Total Partnerships		$466.7		$351.6

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of September 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 24 percent in the next 3 years, 46 percent during the period from 3 to 5 years, 27 percent during the period from 5 to 10 years, and 3 percent after the period of 15 years.

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of September 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 26 percent in the next 3 years, 26 percent during the period from 3 to 5 years, 45 percent during the period from 5 to 10 years, 1 percent during the period from 10 to 15 years, and 2 percent after the period of 15 years.

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of September 30, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 2 percent in the next 3 years, 21 percent during period from 3 to 5 years, 74 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2018
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$679.6	$1,099.9	$—	$—	$1,779.5
States, Municipalities, and Political Subdivisions	—	2,256.1	63.9	—	2,320.0
Foreign Governments	—	766.8	31.6	—	798.4
Public Utilities	333.7	6,933.8	122.4	—	7,389.9
Mortgage/Asset-Backed Securities	—	1,626.5	0.5	—	1,627.0
All Other Corporate Bonds	7,798.7	20,425.6	891.8	—	29,116.1
Redeemable Preferred Stocks	—	18.9	21.5	—	40.4
Total Fixed Maturity Securities	8,812.0	33,127.6	1,131.7	—	43,071.3

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	20.4	—	—	20.4
Credit Default Swaps	—	0.5	—	—	0.5
Equity Securities	14.9	12.6	1.1	—	28.6
Private Equity Partnerships	—	—	—	466.7	466.7
Total Other Long-term Investments	14.9	33.5	1.1	466.7	516.2
Total Financial Instrument Assets Carried at Fair Value	$8,826.9	$33,161.1	$1,132.8	$466.7	$43,587.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$—	$7.3	$—	$—	$7.3
Foreign Exchange Contracts	—	39.2	—	—	39.2
Embedded Derivative in Modified Coinsurance Arrangement	—	—	13.8	—	13.8
Total Derivatives	—	46.5	13.8	—	60.3
Total Financial Instrument Liabilities Carried at Fair Value	$—	$46.5	$13.8	$—	$60.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Transfers of assets between Level 1 and Level 2 are as follows:

	Three Months Ended September 30
	2018		2017
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$225.5	$38.1	$751.9	$—
Public Utilities	77.7	323.4	236.7	387.5
All Other Corporate Bonds	2,650.2	2,519.1	3,022.8	2,944.7
Total Fixed Maturity Securities	$2,953.4	$2,880.6	$4,011.4	$3,332.2

	Nine Months Ended September 30
	2018		2017
	Transfers into
	Level 1 from Level 2	Level 2 from Level 1	Level 1 from Level 2	Level 2 from Level 1
	(in millions of dollars)
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$233.4	$—	$465.8	$—
Public Utilities	244.0	57.4	463.6	67.1
All Other Corporate Bonds	4,710.3	1,200.1	4,966.7	1,249.9
Total Fixed Maturity Securities	$5,187.7	$1,257.5	$5,896.1	$1,317.0

Equity Securities	$—	$0.2	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$36.5	$—	$(1.5)	$—	$—	$28.9	$—	$63.9
Foreign Governments	31.5	—	0.1	—	—	—	—	31.6
Public Utilities	169.2	—	(1.2)	—	—	66.9	(112.5)	122.4
Mortgage/Asset-Backed Securities	0.5	—	—	—	—	—	—	0.5
All Other Corporate Bonds	816.3	—	(6.9)	—	(21.0)	358.8	(255.4)	891.8
Redeemable Preferred Stocks	21.6	—	(0.1)	—	—	—	—	21.5
Total Fixed Maturity Securities	1,075.6	—	(9.6)	—	(21.0)	454.6	(367.9)	1,131.7

Equity Securities	1.1	—	—	—	—	—	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(19.9)	6.1	—	—	—	—	—	(13.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$(1.6)	$—	$(0.4)	$65.9	$—	$63.9
Foreign Governments	—	—	(1.2)	—	—	32.8	—	31.6
Public Utilities	207.7	—	(6.7)	—	—	120.7	(199.3)	122.4
Mortgage/Asset-Backed Securities	—	—	—	—	—	0.5	—	0.5
All Other Corporate Bonds	1,150.1	5.8	(49.5)	47.0	(117.7)	471.0	(614.9)	891.8
Redeemable Preferred Stocks	22.8	—	(1.3)	—	—	—	—	21.5
Total Fixed Maturity Securities	1,380.6	5.8	(60.3)	47.0	(118.1)	690.9	(814.2)	1,131.7

Equity Securities	1.1	—	—	—	—	—	—	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	2.1	—	—	—	—	—	(13.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $6.1 million and $2.1 million for the three and nine months ended September 30, 2018, respectively, and $6.7 million and $21.5 million for the three and nine months ended September 30, 2017, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

	September 30, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$223.1	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	0.69% - 0.69% / 0.69% 0.25% - 0.25% / 0.25% 0.14% - 5.56% / 0.56% Priced at Par
Equity Securities - Private	1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(13.8)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

	December 31, 2017
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$244.4	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	0.20% - 0.20% / 0.20% 0.25% - 0.25% / 0.25% 0.12% - 6.25% / 0.50% Priced at Par
Equity Securities - Private	1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

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
September 30, 2018
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,451.5 million and $3,307.5 million as of September 30, 2018 and December 31, 2017, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
September 30, 2018
Note 3 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,214.0	$—	$2,214.0	$2,222.0
Policy Loans	—	—	3,809.8	3,809.8	3,720.2
Other Long-term Investments
Miscellaneous Long-term Investments	—	32.1	100.6	132.7	132.7
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,246.1	$3,910.4	$6,156.5	$6,074.9

Liabilities
Long-term Debt	$47.7	$3,070.2	$—	$3,117.9	$2,983.5
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	219.5	—	219.5	219.5
Other Liabilities
Unfunded Commitments	—	3.7	—	3.7	3.7
Total Financial Instrument Liabilities Not Carried at Fair Value	$47.7	$3,293.4	$—	$3,341.1	$3,206.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments

Fixed Maturity Securities

At September 30, 2018 and December 31, 2017, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,691.7	$113.4	$25.6	$1,779.5
States, Municipalities, and Political Subdivisions	2,049.2	280.5	9.7	2,320.0
Foreign Governments	644.1	156.0	1.7	798.4
Public Utilities	6,592.2	851.1	53.4	7,389.9
Mortgage/Asset-Backed Securities	1,591.0	57.1	21.1	1,627.0
All Other Corporate Bonds	27,306.0	2,195.0	384.9	29,116.1
Redeemable Preferred Stocks	39.0	1.6	0.2	40.4
Total Fixed Maturity Securities	$39,913.2	$3,654.7	$496.6	$43,071.3

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,311.1	$176.1	$4.7	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	395.4	1.3	2,336.9
Foreign Governments	673.0	191.3	0.4	863.9
Public Utilities	6,952.7	1,296.4	12.6	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	105.1	4.7	1,973.6
All Other Corporate Bonds	26,988.7	3,633.5	99.8	30,522.4
Redeemable Preferred Stocks	39.0	3.0	—	42.0
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$123.5	$45,457.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$390.6	$10.4	$181.3	$15.2
States, Municipalities, and Political Subdivisions	359.3	7.5	34.1	2.2
Foreign Governments	34.4	0.7	12.3	1.0
Public Utilities	633.4	33.6	228.4	19.8
Mortgage/Asset-Backed Securities	515.6	9.1	212.7	12.0
All Other Corporate Bonds	7,839.8	282.6	1,164.0	102.3
Redeemable Preferred Stocks	10.8	0.2	—	—
Total Fixed Maturity Securities	$9,783.9	$344.1	$1,832.8	$152.5

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.9	$3.0	$58.8	$1.8
States, Municipalities, and Political Subdivisions	45.7	0.5	22.3	0.7
Foreign Governments	13.2	0.4	—	—
Public Utilities	213.2	7.9	133.5	4.7
Mortgage/Asset-Backed Securities	252.5	1.4	144.7	3.3
All Other Corporate Bonds	1,355.1	26.8	785.2	73.0
Total Fixed Maturity Securities	$2,037.6	$40.0	$1,144.5	$83.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$992.6	$13.5	$949.8	$5.4	$50.9
Over 1 year through 5 years	6,062.7	298.6	5,345.8	41.6	973.9
Over 5 years through 10 years	12,558.1	826.6	7,993.7	185.4	5,205.6
Over 10 years	18,708.8	2,458.9	16,266.6	243.1	4,658.0
	38,322.2	3,597.6	30,555.9	475.5	10,888.4
Mortgage/Asset-Backed Securities	1,591.0	57.1	898.7	21.1	728.3
Total Fixed Maturity Securities	$39,913.2	$3,654.7	$31,454.6	$496.6	$11,616.7

	December 31, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,625.1	$30.9	$1,638.8	$3.1	$14.1
Over 1 year through 5 years	5,579.9	453.6	5,810.9	18.5	204.1
Over 5 years through 10 years	12,091.1	1,169.8	11,916.5	53.2	1,291.2
Over 10 years	18,611.2	4,041.4	21,333.1	44.0	1,275.5
	37,907.3	5,695.7	40,699.3	118.8	2,784.9
Mortgage/Asset-Backed Securities	1,873.2	105.1	1,576.4	4.7	397.2
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$42,275.7	$123.5	$3,182.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2018:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$39,839.9	$3,577.7	$411.2	82.8%
Below-Investment-Grade	3,231.4	77.0	85.4	17.2
Total Fixed Maturity Securities	$43,071.3	$3,654.7	$496.6	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2018, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2018, we held 550 individual investment-grade fixed maturity securities and 91 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 174 investment-grade fixed maturity securities and 23 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of September 30, 2018 or December 31, 2017 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

At September 30, 2018, we had commitments of $115.1 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of September 30, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $567.3 million, comprised of $100.6 million of tax credit partnerships and $466.7 million of private equity partnerships. At December 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $535.4 million, comprised of $128.2 million of tax credit partnerships and $407.2 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Income Tax Credits	$10.4	$10.4	$31.1	$31.3
Amortization, net of tax	(7.1)	(5.8)	(21.1)	(17.4)
Income Tax Benefit	$3.3	$4.6	$10.0	$13.9

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $3.7 million of unfunded unconditional commitments at September 30, 2018. See Note 3 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $155.6 million and $154.1 million as of September 30, 2018 and December 31, 2017, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

	September 30, 2018		December 31, 2017
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$428.9	19.3%	$360.0	16.3%
Industrial	626.5	28.2	601.2	27.2
Office	587.8	26.5	692.3	31.3
Retail	533.9	24.0	527.6	23.8
Other	44.9	2.0	32.1	1.4
Total	$2,222.0	100.0%	$2,213.2	100.0%

Region
New England	$50.3	2.3%	$56.1	2.5%
Mid-Atlantic	161.8	7.3	155.5	7.0
East North Central	343.9	15.5	282.0	12.8
West North Central	205.0	9.2	210.1	9.5
South Atlantic	478.7	21.5	494.4	22.3
East South Central	89.4	4.0	88.8	4.0
West South Central	213.3	9.6	247.4	11.2
Mountain	243.0	10.9	251.2	11.4
Pacific	436.6	19.7	427.7	19.3
Total	$2,222.0	100.0%	$2,213.2	100.0%

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
September 30, 2018
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30, 2018	December 31, 2017
	(in millions of dollars)
Internal Rating
Aa	$0.1	$0.4
A	462.9	445.7
Baa	1,748.4	1,753.0
Ba	10.6	14.1
Total	$2,222.0	$2,213.2

Loan-to-Value Ratio
<= 65%	$1,104.4	$1,101.7
> 65% <= 75%	1,072.2	1,041.6
> 75% <= 85%	24.8	49.3
> 85%	20.6	20.6
Total	$2,222.0	$2,213.2

At September 30, 2018 we held one mortgage loan that was greater than 90 days past due regarding principal and/or interest payments which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. At the time of restructuring in the second quarter of 2018, we recorded an allowance for credit losses and recognized an impairment loss of $0.2 million resulting in a net realizable value for the loan of $3.4 million. The payoff of the loan did not occur in September 2018 and therefore, the loan was considered impaired as of September 30, 2018. No further allowance for credit losses was necessary for the loan. There were no troubled debt restructurings during the three and nine months ended September 30, 2017. At December 31, 2017, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

Our average investment in impaired mortgage loans was $1.1 million for the three and nine months ended September 30, 2018. We did not hold any impaired mortgage loans during the three and nine months ended September 30, 2017, nor did we recognize any interest income on mortgage loans subsequent to impairment during the three and nine months ended September 30, 2018 or 2017.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. There was no activity in the allowance for credit losses during the three and nine months ended September 30, 2018 or 2017 other than the previously mentioned impairment loss of $0.2 million.

At September 30, 2018, we had commitments of $47.3 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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
September 30, 2018
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

As of September 30, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $181.9 million, for which we received collateral in the form of cash and securities of $2.1 million and $187.6 million, respectively. As of December 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $159.2 million, for which we received collateral in the form of cash and securities of $30.5 million and $135.6 million, respectively. We had no outstanding repurchase agreements at September 30, 2018 or December 31, 2017.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2018	December 31, 2017
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$0.2
Public Utilities	—	0.5
All Other Corporate Bonds	2.1	29.8
Total Borrowings	2.1	30.5
Gross Amount of Recognized Liability for Securities Lending Transactions	2.1	30.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$32.1	$34.1
Advances from FHLB	219.5	350.0

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$217.0	$213.3
Commercial Mortgage Loans	228.1	331.5
Total Carrying Value of Collateral Posted to FHLB	$445.1	$544.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

	September 30, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$20.9	$—	$20.9	$(4.4)	$(16.5)	$—
Securities Lending	181.9	—	181.9	(179.8)	(2.1)	—
Total	$202.8	$—	$202.8	$(184.2)	$(18.6)	$—

Financial Liabilities:
Derivatives	$46.5	$—	$46.5	$(41.9)	$—	$4.6
Securities Lending	2.1	—	2.1	(2.1)	—	—
Total	$48.6	$—	$48.6	$(44.0)	$—	$4.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

	December 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.5	$—	$19.5	$(4.2)	$(15.3)	$—
Securities Lending	159.2	—	159.2	(128.7)	(30.5)	—
Total	$178.7	$—	$178.7	$(132.9)	$(45.8)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(42.9)	$—	$9.3
Securities Lending	30.5	—	30.5	(30.5)	—	—
Total	$82.7	$—	$82.7	$(73.4)	$—	$9.3

Net Investment Income

Net investment income reported in our consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Fixed Maturity Securities	$560.4	$564.8	$1,682.7	$1,700.5
Derivatives	16.5	14.4	48.1	41.8
Mortgage Loans	27.9	25.8	84.3	76.8
Policy Loans	4.7	4.5	13.7	13.3
Other Long-term Investments
Equity Securities[1]	1.7	0.4	2.0	1.0
Private Equity Partnerships[2]	10.5	3.7	28.8	17.3
Other	1.4	2.5	5.0	7.8
Short-term Investments	7.9	3.5	17.5	8.0
Gross Investment Income	631.0	619.6	1,882.1	1,866.5
Less Investment Expenses	8.4	7.1	26.8	24.0
Less Investment Income on Participation Fund Account Assets	3.4	3.5	10.2	10.6
Net Investment Income	$619.2	$609.0	$1,845.1	$1,831.9

1 The net unrealized loss recognized in net investment income for the three and nine months ended September 30, 2018 related to equity securities still held at September 30, 2018 was $0.3 million and $0.6 million, respectively.
2 The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2018 related to private equity partnerships still held at September 30, 2018 was $2.7 million and $8.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$4.8	$4.3	$9.4	$8.6
Gross Losses on Sales	(3.8)	(1.2)	(8.3)	(3.5)
Other-Than-Temporary Impairment Loss	—	—	(1.0)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.1	0.8	0.2	3.4
Gross Losses on Sales	—	—	—	(0.2)
Impairment Loss	(0.6)	(0.9)	(0.8)	(0.9)
Embedded Derivative in Modified Coinsurance Arrangement	6.1	6.7	2.1	21.5
All Other Derivatives	0.2	0.2	0.9	(0.3)
Foreign Currency Transactions	(0.1)	(0.1)	(0.6)	0.3
Net Realized Investment Gain	$6.7	$9.8	$1.9	$28.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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
September 30, 2018
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At September 30, 2018, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$16.6	$15.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$43.6	$46.4

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $46.5 million and $52.2 million at September 30, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2017	$102.0	$591.7	$250.0	$70.0	$—	$1,013.7
Additions	—	—	—	—	24.7	24.7
Terminations	54.0	48.6	—	—	24.7	127.3
Balance at September 30, 2017	$48.0	$543.1	$250.0	$70.0	$—	$911.1

Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	—	—	—	40.7	40.7
Terminations	57.5	73.4	—	—	50.7	181.6
Balance at September 30, 2017	$48.0	$543.1	$250.0	$70.0	$—	$911.1

Balance at June 30, 2018	$—	$537.4	$250.0	$—	$20.6	$808.0
Additions	—	31.9	—	11.2	—	43.1
Terminations	—	34.6	—	—	20.6	55.2
Balance at September 30, 2018	$—	$534.7	$250.0	$11.2	$—	$795.9

Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	58.3	—	11.2	47.4	116.9
Terminations	48.0	60.1	—	70.0	47.4	225.5
Balance at September 30, 2018	$—	$534.7	$250.0	$11.2	$—	$795.9

Cash Flow Hedges

As of September 30, 2018 and December 31, 2017, we had $302.7 million and $343.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2018, we expect to amortize approximately $68.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2018, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Fair Value Hedges

As of December 31, 2017, we had $48.0 million notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held which matured in the second quarter of 2018 along with the hedged securities. These swaps effectively converted the associated fixed rate securities into floating rate securities, which were used to fund our floating rate long-term debt. The change in fair value of the hedged fixed maturity securities attributable to the hedged benchmark interest rate resulted in a loss of $0.6 million for the nine months ended September 30, 2018, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2017, respectively, with an offsetting gain on the related interest rate swaps.

As of September 30, 2018, we had $58.3 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities. The change in fair value of the hedged fixed maturity securities attributable to the change in the foreign currency exchange rate resulted in a loss of $0.3 million and $1.7 million during the three and nine months ended September 30, 2018, respectively, with an offsetting gain on the related forward foreign currency interest rate swaps.

As of September 30, 2018 and December 31, 2017, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. We did not have any change in fair value of the hedged debt attributable to the hedged benchmark interest rate during the three months ended September 30, 2018. The change in fair value of the hedged debt attributable to the hedged benchmark interest rate resulted in a gain (loss) of $2.8 million for the nine months ended September 30, 2018, and $0.3 million and $(0.3) million for the three and nine months ended September 30, 2017, respectively, with an offsetting gain (loss) on the related interest rate swaps.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges.

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions of dollars)
Fixed maturity securities:
Receive variable interest rate, pay fixed interest rate	$—	$48.5	$—	$0.6
Receive fixed functional currency interest, pay fixed foreign currency interest	23.3	—	(1.7)	—

Long-term Debt	(242.1)	(244.8)	7.3	4.5

For the three and nine months ended September 30, 2018, $1.2 million and $0.2 million of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2017, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Derivatives not Designated as Hedging Instruments

As of September 30, 2018 and December 31, 2017, we held $173.7 million and $192.6 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of September 30, 2018 and December 31, 2017, we held $11.2 million and $70.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2016, we held $3.5 million notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount in the third quarter of 2016. This swap effectively converted Starmount's floating rate long-term debt into fixed rate debt. During the second quarter of 2017, we purchased and retired the debt and terminated the interest rate swap. We recorded a loss of $0.1 million on the swap termination in our consolidated statements of operations as a component of net realized investment gains and losses. See Note 12.

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
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forwards	Other L-T Investments	$—	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	18.3	Other Liabilities	14.7
Total Cash Flow Hedges		18.3		14.7

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	7.3
Foreign Exchange Contracts	Other L-T Investments	2.1	Other Liabilities	0.7
Total Fair Value Hedges		2.1		8.0

Total Designated as Hedging Instruments		$20.4		$22.7

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.5	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	23.8
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	13.8
Total Not Designated as Hedging Instruments		$0.5		$37.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30
	2018			2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$619.2	$6.7	$42.7	$609.0	$9.8	$40.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	75.8	—	8.5	79.7	—	11.4
Derivatives Designated as Hedging Instruments	16.7	—	0.6	15.6	—	0.5
Foreign Exchange Contracts
Hedged items	4.6	0.4	—	6.5	5.2	—
Derivatives Designated as Hedging Instruments	(0.3)	(0.4)	—	(0.5)	(5.2)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	—	3.6	1.2	(0.5)	3.6
Derivatives Designated as Hedging Instruments	—	—	0.6	(0.8)	0.5	(0.1)
Foreign Exchange Contracts
Hedged items	0.1	(0.3)	—	—	—	—
Derivatives Designated as Hedging Instruments	0.1	0.3	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2018			2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$1,845.1	$1.9	$125.3	$1,831.9	$28.9	$119.8

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	230.3	0.1	31.3	242.6	0.2	34.2
Derivatives Designated as Hedging Instruments	49.1	(0.3)	1.7	45.3	—	1.6
Foreign Exchange Contracts
Hedged items	14.3	1.3	—	17.1	6.7	—
Derivatives Designated as Hedging Instruments	(0.8)	(1.3)	—	(0.9)	(6.7)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	1.0	2.2	10.8	4.1	(3.1)	10.8
Derivatives Designated as Hedging Instruments	(0.5)	(2.2)	1.2	(2.8)	3.1	(0.6)
Foreign Exchange Contracts
Hedged items	0.5	(1.7)	—	—	—	—
Derivatives Designated as Hedging Instruments	0.2	1.7	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(0.1)	$(0.1)	$(0.1)
Foreign Exchange Contracts	(10.1)	(12.0)	0.6	(21.2)
Total	$(10.1)	$(12.1)	$0.5	$(21.3)
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$0.1	$(0.3)	$(0.3)
Interest Rate Swaps	—	—	(0.3)	(0.1)
Foreign Exchange Contracts	0.5	0.1	1.5	0.1
Embedded Derivative in Modified Coinsurance Arrangement	6.1	6.7	2.1	21.5
Total	$6.3	$6.9	$3.0	$21.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2018	$224.5	$266.8	$(268.8)	$(498.7)	$(276.2)
Other Comprehensive Income (Loss) Before Reclassifications	(564.3)	(4.8)	(15.2)	0.5	(583.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.9)	(12.0)	—	4.4	(8.5)
Net Other Comprehensive Income (Loss)	(565.2)	(16.8)	(15.2)	4.9	(592.3)
Balance at September 30, 2018	$(340.7)	$250.0	$(284.0)	$(493.8)	$(868.5)

Balance at June 30, 2017	$558.2	$304.5	$(297.1)	$(460.7)	$104.9
Other Comprehensive Income (Loss) Before Reclassifications	4.4	(7.9)	31.8	(1.0)	27.3
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(5.2)	(5.9)	—	3.2	(7.9)
Net Other Comprehensive Income (Loss)	(0.8)	(13.8)	31.8	2.2	19.4
Balance at September 30, 2017	$557.4	$290.7	$(265.3)	$(458.5)	$124.3

Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(930.8)	2.9	(29.5)	1.3	(956.1)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.2)	(35.2)	—	13.0	(22.4)
Net Other Comprehensive Income (Loss)	(931.0)	(32.3)	(29.5)	14.3	(978.5)
Balance at September 30, 2018	$(340.7)	$250.0	$(284.0)	$(493.8)	$(868.5)

Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	125.7	(14.0)	88.7	(3.0)	197.4
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(8.9)	(22.8)	—	9.6	(22.1)
Net Other Comprehensive Income (Loss)	116.8	(36.8)	88.7	6.6	175.3
Balance at September 30, 2017	$557.4	$290.7	$(265.3)	$(458.5)	$124.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

The net unrealized gain (loss) on securities consists of the following components:

				Change at September 30, 2018
	September 30	June 30	January 1	Three Months	Nine Months
	2018	2018	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$3,158.1	$3,543.7	$5,665.2	$(385.6)	$(2,507.1)
Deferred Acquisition Costs	(31.5)	(34.1)	(51.4)	2.6	19.9
Reserves for Future Policy and Contract Benefits	(3,684.9)	(3,367.1)	(5,094.7)	(317.8)	1,409.8
Reinsurance Recoverable	273.3	288.1	375.8	(14.8)	(102.5)
Income Tax	(55.7)	(206.1)	(304.6)	150.4	248.9
Total	$(340.7)	$224.5	$590.3	$(565.2)	$(931.0)

				Change at September 30, 2017
	September 30	June 30	December 31	Three Months	Nine Months
	2017	2017	2016	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$5,587.7	$5,492.2	$4,664.6	$95.5	$923.1
Other Investments	5.2	(4.6)	(22.7)	9.8	27.9
Deferred Acquisition Costs	(46.2)	(45.8)	(38.9)	(0.4)	(7.3)
Reserves for Future Policy and Contract Benefits	(5,057.4)	(4,948.2)	(4,253.2)	(109.2)	(804.2)
Reinsurance Recoverable	371.6	360.7	321.3	10.9	50.3
Income Tax	(303.5)	(296.1)	(230.5)	(7.4)	(73.0)
Total	$557.4	$558.2	$440.6	$(0.8)	$116.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income or loss were recognized in our consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Net Gain on Sales of Securities and Other Invested Assets	$1.2	$8.2	$1.3	$13.8
Other-Than-Temporary Impairment Loss	—	—	(1.0)	—
	1.2	8.2	0.3	13.8
Income Tax Expense	0.3	3.0	0.1	4.9
Total	$0.9	$5.2	$0.2	$8.9

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$16.4	$15.1	$48.1	$44.2
Loss on Foreign Exchange Contracts	(0.3)	(0.4)	(0.9)	(0.9)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	—	0.2	—
Loss on Foreign Exchange Contracts	(0.4)	(5.2)	(1.3)	(6.7)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.6)	(0.5)	(1.6)	(1.5)
	15.1	9.0	44.5	35.1
Income Tax Expense	3.1	3.1	9.3	12.3
Total	$12.0	$5.9	$35.2	$22.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.6)	$(5.1)	$(16.8)	$(15.2)
Amortization of Prior Service Credit	0.1	0.2	0.2	0.5
	(5.5)	(4.9)	(16.6)	(14.7)
Income Tax Benefit	(1.1)	(1.7)	(3.6)	(5.1)
Total	$(4.4)	$(3.2)	$(13.0)	$(9.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2018	2017
	(in millions of dollars)
Balance at January 1	$23,222.0	$23,249.5
Less Reinsurance Recoverable	2,182.0	2,163.6
Net Balance at January 1	21,040.0	21,085.9

Incurred Related to
Current Year	4,421.9	4,046.2
Prior Years
Interest	807.2	836.5
All Other Incurred	(65.6)	(143.3)
Foreign Currency	(70.2)	150.0
Total Incurred	5,093.3	4,889.4

Paid Related to
Current Year	(1,589.1)	(1,463.9)
Prior Years	(3,491.2)	(3,478.8)
Total Paid	(5,080.3)	(4,942.7)

Net Balance at September 30	21,053.0	21,032.6
Plus Reinsurance Recoverable	2,204.0	2,163.9
Balance at September 30	$23,257.0	$23,196.5

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

2018 Long-term Care Reserve Increase

Policy reserves for our long-term care block of business are determined using the gross premium valuation method and, prior to the third quarter of 2018, were valued based on assumptions established as of December 31, 2014, the date of our last assumption update under loss recognition. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We undertake a review of policy reserve adequacy annually during the fourth quarter of each year, or more frequently if appropriate, using best estimate assumptions as of the date of the review.

During the third quarter of 2018, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions, including active policy terminations, claims incidence, claim terminations, morbidity, premium rate increases, and new money yield rates. The review utilized internal and external data and outside consulting firms for quality assurance and industry benchmarking. Based on our analysis, during the third quarter of 2018, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $750.8 million, or $593.1 million after tax, to reflect our current estimate of future benefit obligations. This increase was primarily driven by the update to our liability and interest rate assumptions, particularly claims incidence and claim termination rates, which resulted in an increase to reserves of approximately $2.2 billion. Partially offsetting the increase was the update to our assumptions for premium rate increases which decreased reserves approximately $1.4 billion, resulting in the net increase to reserves of $750.8 million. Of this amount, approximately $236 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

"Incurred Related to Prior Years - All Other Incurred", excluding the third quarter of 2018 long-term care reserve increase discussed in the preceding paragraphs, is primarily impacted by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves in our Unum US group disability and Colonial Life products. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2018	2017
	(in millions of dollars)
Policy and Contract Benefits	$1,674.1	$1,539.0
Reserves for Future Policy and Contract Benefits	45,092.7	45,456.9
Total	46,766.8	46,995.9
Less:
Life Reserves for Future Policy and Contract Benefits	8,303.4	8,209.6
Accident and Health Active Life Reserves	11,521.5	10,532.4
Adjustment Related to Unrealized Investment Gains and Losses	3,684.9	5,057.4
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,257.0	$23,196.5

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

Acquisition of Business

On October 1, 2018, we completed our purchase of Pramerica Zycie TUiR SA ("Pramerica"), a financial protection benefits provider in Poland. The acquisition of Pramerica will expand our European presence, which we believe to be an attractive market for financial protection benefits. This acquisition is not expected to materially impact our results of operations or financial position for 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 8 - Segment Information - Continued

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$444.1	$435.2	$1,322.7	$1,307.3
Group Short-term Disability	180.4	161.1	527.7	477.3
Group Life and Accidental Death & Dismemberment
Group Life	399.3	370.0	1,189.6	1,101.7
Accidental Death & Dismemberment	39.6	37.2	116.9	110.5
Supplemental and Voluntary
Individual Disability	109.5	104.4	319.1	318.1
Voluntary Benefits	222.3	210.8	676.0	639.2
Dental and Vision	51.0	42.2	149.3	124.9
	1,446.2	1,360.9	4,301.3	4,079.0
Unum UK
Group Long-term Disability	91.3	87.0	271.8	251.6
Group Life	27.1	26.7	83.6	76.9
Supplemental	19.6	17.8	61.1	51.1
	138.0	131.5	416.5	379.6
Colonial Life
Accident, Sickness, and Disability	231.9	222.3	691.8	661.5
Life	81.4	74.6	243.9	223.8
Cancer and Critical Illness	86.7	81.8	258.0	244.0
	400.0	378.7	1,193.7	1,129.3
Closed Block
Individual Disability	102.7	117.9	319.0	357.7
Long-term Care	163.0	162.4	485.8	486.4
All Other	1.9	2.2	6.5	6.7
	267.6	282.5	811.3	850.8
Total Premium Income	$2,251.8	$2,153.6	$6,722.8	$6,438.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 8 - Segment Information - Continued

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2018
Premium Income	$1,446.2	$138.0	$400.0	$267.6	$—	$2,251.8
Net Investment Income	200.3	26.4	36.7	348.0	7.8	619.2
Other Income	30.7	—	0.4	18.9	0.1	50.1
Adjusted Operating Revenue	$1,677.2	$164.4	$437.1	$634.5	$7.9	$2,921.1

Adjusted Operating Income (Loss)	$270.9	$26.1	$84.2	$32.2	$(47.1)	$366.3

Three Months Ended September 30, 2017
Premium Income	$1,360.9	$131.5	$378.7	$282.5	$—	$2,153.6
Net Investment Income	201.0	28.5	36.0	337.2	6.3	609.0
Other Income	26.5	0.6	0.3	18.9	0.4	46.7
Adjusted Operating Revenue	$1,588.4	$160.6	$415.0	$638.6	$6.7	$2,809.3

Adjusted Operating Income (Loss)	$258.4	$26.5	$81.7	$26.6	$(36.2)	$357.0

	Unum US	Unum UK	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2018
Premium Income	$4,301.3	$416.5	$1,193.7	$811.3	$—	$6,722.8
Net Investment Income	591.0	86.1	114.2	1,031.3	22.5	1,845.1
Other Income	88.5	—	1.0	56.8	1.6	147.9
Adjusted Operating Revenue	$4,980.8	$502.6	$1,308.9	$1,899.4	$24.1	$8,715.8

Adjusted Operating Income (Loss)	$765.9	$83.5	$249.8	$90.7	$(122.9)	$1,067.0

Nine Months Ended September 30, 2017
Premium Income	$4,079.0	$379.6	$1,129.3	$850.8	$—	$6,438.7
Net Investment Income	609.1	88.3	107.8	1,012.5	14.2	1,831.9
Other Income	85.3	0.6	0.8	59.9	1.5	148.1
Adjusted Operating Revenue	$4,773.4	$468.5	$1,237.9	$1,923.2	$15.7	$8,418.7

Adjusted Operating Income (Loss)	$745.3	$82.0	$245.9	$90.8	$(113.6)	$1,050.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 8 - Segment Information - Continued

	September 30	December 31
	2018	2017
	(in millions of dollars)
Assets
Unum US	$17,297.1	$18,109.1
Unum UK	3,211.3	3,428.1
Colonial Life	4,145.2	4,184.1
Closed Block	34,360.5	35,051.2
Corporate	3,235.7	3,240.6
Total Assets	$62,249.8	$64,013.1

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income (loss) before income tax as presented in our consolidated statements of operations due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income (loss) before income tax, or net income (loss).

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Notes 7 and 11 for further discussion regarding the long-term care reserve increase and the loss from a guaranty fund assessment.

A reconciliation of total revenue to "adjusted operating revenue" and income (loss) before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Total Revenue	$2,927.8	$2,819.1	$8,717.7	$8,447.6
Excluding:
Net Realized Investment Gain	6.7	9.8	1.9	28.9
Adjusted Operating Revenue	$2,921.1	$2,809.3	$8,715.8	$8,418.7

Income (Loss) Before Income Tax	$(377.8)	$366.8	$318.1	$1,058.7
Excluding:
Net Realized Investment Gain	6.7	9.8	1.9	28.9
Loss from Guaranty Fund Assessment	—	—	—	(20.6)
Long-term Care Reserve Increase	(750.8)	—	(750.8)	—
Adjusted Operating Income	$366.3	$357.0	$1,067.0	$1,050.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Service Cost	$2.3	$2.0	$—	$—	$—	$—
Interest Cost	19.9	21.1	1.5	1.6	1.2	1.4
Expected Return on Plan Assets	(26.1)	(25.8)	(2.3)	(2.1)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss	5.4	4.9	0.2	0.2	—	—
Prior Service Credit	—	(0.1)	—	—	(0.1)	(0.1)
Total	$1.5	$2.1	$(0.6)	$(0.3)	$1.0	$1.2

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Service Cost	$6.9	$5.9	$—	$—	$—	$—
Interest Cost	59.8	63.3	4.6	4.6	3.7	4.4
Expected Return on Plan Assets	(78.4)	(77.3)	(7.0)	(5.9)	(0.4)	(0.4)
Amortization of:
Net Actuarial Loss	16.3	14.7	0.5	0.5	—	—
Prior Service Credit	—	(0.2)	—	—	(0.2)	(0.3)
Total	$4.6	$6.4	$(1.9)	$(0.8)	$3.1	$3.7

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of operations. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 10 - Stockholders' Equity and Earnings (Loss) Per Common Share

Earnings (Loss) Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$(284.7)	$252.3	$274.3	$727.3

Denominator (000s)
Weighted Average Common Shares - Basic	218,892.8	225,288.1	220,513.1	227,375.5
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	—	741.7	433.2	805.0
Weighted Average Common Shares - Assuming Dilution	218,892.8	226,029.8	220,946.3	228,180.5

Net Income (Loss) Per Common Share
Basic	$(1.30)	$1.12	$1.24	$3.20
Assuming Dilution	$(1.30)	$1.12	$1.24	$3.19

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

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported. For the three and nine months ended September 30, 2018, there were approximately 1.0 million and 0.6 million potential common shares, respectively, that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices and the effects of a reported net loss. There were approximately 0.4 million potential common shares that were antidilutive for both the three and nine months ended September 30, 2017.

Common Stock

During the second quarter of 2018, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 24, 2019. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 25, 2018. The remaining repurchase amount under the new program was $650.0 million at September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 10 - Stockholders' Equity and Earnings (Loss) Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions)
Shares Repurchased	—	2.0	4.4	6.3
Cost of Shares Repurchased (1)	$—	$100.2	$200.3	$300.3

(1) Includes commissions of $0.1 million for the three months ended September 30, 2017, and $0.2 million for each of the nine months ended September 30, 2018 and 2017.

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
September 30, 2018
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
Miscellaneous Matters
Similar to other insurers, we were recently the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File (SSDMF) to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. We also are cooperating with a Delaware Market Conduct examination involving the same issue, which is currently inactive. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current settlement and/or similar investigations by other state jurisdictions may result in payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.
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

Securities Class Actions: Three alleged securities class action lawsuits have been filed against Unum Group and individual defendants as follows:

•
On June 13, 2018, an alleged securities class action lawsuit entitled Cynthia Pittman v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between January 31, 2018 and May 2, 2018. The plaintiff alleges the Company caused its shares to trade at artificially high levels by failing to disclose information about the rate of long-term care policy terminations and long-term care claim incidence resulting in misleading statements about capital management plans and long-term care reserves. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial. The Company strongly denies these allegations and will vigorously defend the litigation.

•
On July 13, 2018, an alleged securities class action lawsuit entitled Scott Cunningham v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The allegations, class period, and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

•
On July 25, 2018, an alleged securities class action lawsuit entitled City of Taylor Police and Fire Retirement System v. Unum Group, Richard McKenney, John McGarry, Steve Zabel, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between October 27, 2016 and May 1, 2018. The allegations and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 11 - Commitments and Contingent Liabilities - Continued

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

Shareholder Derivative Actions: Two alleged derivative lawsuits have been filed against individual defendants and Unum Group, as nominal defendant, as follows:

•
On September 27, 2018, a purported shareholder derivative lawsuit entitled Vladimir Gusinsky Revocable Trust, Derivatively on Behalf of Unum Group v. Richard P. McKenney, John F. McGarry, Daniel J. Waxenberg, Steve Zabel, Kevin T. Kabat, E. Michael Caulfield, Gloria C. Larson, Timothy F. Keaney, Theodore H. Bunting, Jr., Cynthia L. Egan, Ronald P. O'Hanley, Francis L. Shammo, Joseph J. Echevarria, Thomas R. Watjen, Pamela H. Godwin, Edward J. Muhl, and Unum Group as nominal defendant was filed in the United States District Court for the District of Delaware. The complaint purports to assert claims on behalf of the Company against certain current and past members of our Board of Directors and Mr. McKenney for alleged misleading statements about the Company's long-term care business in the Company's proxy statement filed with the Securities and Exchange Commission on April 13, 2017 in violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint also purports to assert claims on behalf of the Company against all individual defendants arising out of the Company's long-term care business for breach of fiduciary duties, waste of corporate assets and unjust enrichment. The Company strongly denies these allegations and will vigorously defend the litigation.

•
On October 23, 2018, a purported shareholder derivative lawsuit entitled Steven Jenkins, Derivatively on Behalf of Unum Group v. Richard P. McKenney, John F. McGarry, Daniel J. Waxenberg, Steve Zabel, Kevin T. Kabat, E. Michael Caulfield, Gloria C. Larson, Timothy F. Keaney, Theodore H. Bunting, Jr., Cynthia L. Egan, Ronald P. O'Hanley, Francis J. Shammo, Joseph J. Echevarria, Thomas R. Watjen, Pamela H. Godwin, Edward J. Muhl, and Unum Group as nominal defendant was filed in the United States District Court for the District of Delaware.  The defendants, allegations, and damages claimed mirror those in the Gusinsky matter.  The Company strongly denies these allegations and will vigorously defend the litigation.

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

Note 12 - Other

Debt

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

During the nine months ended September 30, 2018, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

At September 30, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

In June 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount. In conjunction with this retirement, we also terminated the interest rate swap associated with the hedge of these notes and recorded a $0.1 million loss in our consolidated statements of operations as a component of net realized investment gains and losses. See Note 5 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2018
Note 12 - Other - Continued

Income Tax

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduces the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Securities and Exchange Commission Staff Accounting Bulletin (SAB) 118 has provided guidance for companies that have not completed their accounting for the income tax effects of the TCJA, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. During the fourth quarter of 2017, our income tax expense included a provisional benefit of $31.5 million, consisting of a $97.9 million benefit related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the tax on undistributed and previously untaxed foreign earnings and profits (Repatriation Tax). As of September 30, 2018, we have not completed our accounting for the tax effects of the enactment of the TCJA; however, we increased our provisional Repatriation Tax estimate by $11.5 million to $77.9 million. We will continue to refine our calculations as additional analysis is completed and record the final amounts during the one year measurement period after the enactment date as allowed by SAB 118. Tax rate estimates recorded at December 31, 2017 and September 30, 2018 may be impacted by changes in accounting and tax interpretations of the TCJA legislation.

During the third quarter of 2018, we recorded a $266.5 million gross unrecognized tax benefit liability for a tax reserving position we have taken on our 2017 tax return which, if recognized, would decrease our tax expense by $112.9 million. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense, net of federal income tax. We have not recorded penalties with respect to the unrecognized tax benefit recorded in the third quarter of 2018 as the technical merits of the position have authority to prevent any assessment of penalty. We have not recorded interest with respect to the unrecognized tax benefit, as we currently have sufficient funds on account with the IRS to prevent the accrual of interest. We believe it is reasonably possible this item could reverse in the next 12 months.

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

Operating Performance and Capital Management

For the third quarter of 2018, we reported a net loss of $284.7 million, or $1.30 per common share, compared to net income of $252.3 million, or $1.12 per diluted common share, in the same period of 2017. For the first nine months of 2018, net income was $274.3 million or $1.24 per diluted common share, compared to net income of $727.3 million or $3.19 per diluted common share in the same period of 2017. Net income (loss) includes net realized investment gains and losses. Also included in net income (loss) for the third quarter and first nine months of 2018 is a reserve increase related to our long-term care block of business of $750.8 million before tax and $593.1 million after tax, or $2.71 and $2.68 per diluted common share for the third quarter and first nine months of 2018, respectively. Excluding net realized investment gains and losses and the long-term care reserve increase, after-tax adjusted operating income in the third quarter of 2018 was $300.6 million, or $1.37 per diluted common share, compared to $246.1 million, or $1.09 per diluted common share, in the same period of 2017. After-tax adjusted operating income was $863.3 million, or $3.91 per diluted common share, in the first nine months of 2018. Net income, for the first nine months of 2017, also included a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share. Excluding net realized investment gains and losses and the loss from a guaranty fund assessment, after-tax adjusted operating income was $722.6 million, or $3.17 per diluted common share, in the first nine months of 2017. See additional information in Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 4.8 percent and 2.8 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, with growth in premium income and favorable benefits experience partially offset by slightly lower net investment income. The benefit ratio for our Unum US segment was 67.5 percent, and 67.1 percent in the third quarter and first nine months of 2018, respectively, compared to 67.7 percent for both the third quarter and first nine months of 2017. Unum US sales decreased 5.6 percent and 1.3 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Persistency was generally favorable relative to the prior year and is consistent with our expectations.

Our Unum UK segment reported a decrease in adjusted operating income, as measured in Unum UK's local currency, of 1.0 percent and 3.7 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, due to lower net investment income, partially offset by higher premium income and stable benefits experience. The benefit ratio for Unum UK was 74.2 percent and 74.3 percent in the third quarter and first nine months of 2018, respectively, compared to 74.9 percent and 74.0 percent in the same periods of 2017. Unum UK sales in local currency increased 2.4 percent in the third quarter of 2018 compared to the same period of 2017 but decreased 5.2 percent in the first nine months of 2018, compared to the same period of 2017. Persistency was favorable relative to the prior year and is consistent with our expectations.

Our Colonial Life segment reported an increase in adjusted operating income of 3.1 percent and 1.6 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, due primarily to growth in premium income and higher net investment income. The benefit ratio for Colonial Life was 51.5 percent and 51.4 percent in the third quarter and first nine months of 2018, respectively, compared to 51.8 percent and 51.3 percent in the same periods of 2017. Colonial Life sales increased 13.0 percent and 11.6 percent in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Persistency was unfavorable relative to the prior year but is consistent with our expectations.

Our Closed Block segment reported a loss of $718.6 million and $660.1 million in the third quarter and first nine months of 2018, respectively. Excluding the long-term care reserve increase, adjusted operating income increased 21.1 percent in the third quarter of 2018, compared to the same period of 2017, due primarily an increase in net investment income and overall favorable benefits experience, partially offset by lower premium income. Adjusted operating income during the first nine months of 2018 was generally consistent with the same period of 2017. Benefits experience in our individual disability line of business remains consistent with our expectations and was favorable in the third quarter and first nine months of 2018 compared to the same prior year periods. Benefits experience in our long-term care line of business, excluding the reserve increase, was consistent with our expectations in the third quarter of 2018.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $3.2 billion at September 30, 2018 compared to $5.7 billion at December 31, 2017, with the decline due to an increase in U.S. Treasury rates and credit spreads during the first nine months of 2018. The earned book yield on our investment portfolio was 5.17 percent for the first nine months of 2018 compared to a yield of 5.23 percent for full year 2017.

We believe our capital and financial positions are strong. At September 30, 2018, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 385 percent, which is in line with our expectations. During the first nine months of 2018, we repurchased 4.4 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $200 million. Our weighted average common shares outstanding, assuming dilution, equaled 218.9 million and 226.0 million for the third quarter of 2018 and 2017, respectively, and 220.9 million and 228.2 million for the first nine months of 2018 and 2017, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of September 30, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $973 million.

Long-term Care Reserve Increase

Policy reserves for our long-term care block of business are determined using the gross premium valuation method and, prior to the third quarter of 2018, were valued based on assumptions established as of December 31, 2014, the date of our last assumption update under loss recognition. Gross premium valuation assumptions do not change after the date of loss recognition unless reserves are again determined to be deficient. We undertake a review of policy reserve adequacy annually during the fourth quarter of each year, or more frequently if appropriate, using best estimate assumptions as of the date of the review.

During the third quarter of 2018, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions. The review utilized internal and external data and outside consulting firms for quality assurance and industry benchmarking. Based on our analysis, during the third quarter of 2018, we updated our reserve assumptions as discussed in the following paragraphs. In addition, we have also included a sensitivity analysis for these assumptions for both favorable and unfavorable deviations applied throughout the entire life of the block. This sensitivity analysis was completed as of the date of our assumption update announcement and will not be updated unless reserves are again determined to be deficient in the future.

•
We updated our active policy termination assumptions, which are affected by both policyholder mortality and lapses. We aligned our mortality assumptions with industry data based on a 2012 individual annuitant mortality industry table, adjusted for our experience in earlier policy durations. We also lowered our lapse assumptions for individual policies based on emerging company experience, which resulted in an ultimate lapse rate of 0.25 percent. A six percent unfavorable change in the active policy termination assumption would result in approximately a $330 million decrease to reserve margin and a six percent favorable change would result in approximately a $320 million increase to reserve margin.

•
We updated our claims incidence assumptions to consider both the elevated claim levels that we have recently experienced as well as longer term experience based on our analysis of numerous claim factors, including variations by age, gender, product, premium funding method, and other factors. A 2.5 percent unfavorable change in the claim incidence assumption would result in approximately a $290 million decrease to reserve margin and a 2.5 percent favorable change would result in approximately a $300 million increase to reserve margin.

•
We updated our claim termination assumptions, which are primarily affected by the death, and to a lesser extent, the recovery of the insured to largely reflect our experience, which considers seasonality as well as the dynamics of an overall aging block. A three percent unfavorable change in the claim termination assumption would result in approximately a $370 million decrease to reserve margin and a three percent favorable change would result in approximately a $360 million increase to reserve margin.

•
We have observed morbidity improvement in our own claims experience over a ten year period of approximately three percent per year, normalized for variables such as age and claim type. However, we believe that a longer-term view is the best way to evaluate this type of improvement. Accordingly, we updated our morbidity assumptions to reflect minor improvement, one percent per year, including a partially offsetting assumption of 0.6 percent per year mortality improvement. If no improvement occurs in the morbidity and mortality assumptions, reserve margin would decrease by approximately $1 billion. If a three percent per year improvement in the morbidity and mortality assumptions occurs, reserve margin would increase by approximately $1.6 billion.

•
We updated our premium rate increase assumptions to reflect both our estimate of previously filed rate increases, informed by our historical approval rates, and our anticipated future rate filings. The impact of the update to the premium rate increase assumptions resulted in approximately a $1.4 billion decrease to reserves, of which approximately $700 million relates to currently outstanding requests pending approval with the remaining $700 million related to future rate increase submissions, with a focus on group policies, that will be completed and filed during the next several quarters. A ten percent change in the premium rate increase success rate assumption would result in an approximately $140 million change in reserve margin depending on whether the change was favorable or unfavorable.

•
We updated our discount rate assumption to reflect our expectation for the low interest rate environment to persist and our expected impact on future long-term care new money yield rates. Our updated expectation for long-term care new money yield rates assumes a rate of 5.5 percent through 2021 and then a gradual increase to 6.25 percent by 2025, when we assume no further increase. A 0.25 percent change in the new money yield rate assumption would result in an approximately $250 million change in reserve margin depending on whether the change was favorable or unfavorable.

Using these revised best estimate assumptions, we determined that our policy and claim reserves should be increased by $750.8 million, or $593.1 million after-tax, during the third quarter of 2018 to reflect our current estimate of future benefit obligations. This increase was primarily driven by the update to our liability and interest rate assumptions, particularly claims incidence and claim termination rates, which resulted in an increase to reserves of approximately $2.2 billion. Partially offsetting the increase was the update to our assumptions for premium rate increases which decreased reserves approximately $1.4 billion as previously discussed, resulting in the net increase to reserves of $750.8 million.

U.S. Tax Reform

On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The TCJA, among other things, included a reduction to the U.S. corporate statutory tax rate from 35 percent to 21 percent, the impact of which resulted in a favorable comparison in our effective tax rate in the third quarter and first nine months of 2018 compared to the same periods of 2017. See Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Consolidated Operating Results" contained herein in Item 2 for further details.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union (EU) and is due to leave the EU on March 29, 2019. We may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum UK Segment" in this Item 2.

Definitive Purchase Agreement

On October 1, 2018, we completed our purchase of Pramerica Zycie TUiR SA ("Pramerica"), a financial protection benefits provider in Poland. The acquisition of Pramerica will expand our European presence, which we believe to be an attractive market for financial protection benefits. This acquisition is not expected to materially impact our results of operations or financial position for 2018 or alter our share repurchase and common stock dividend strategy.

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

We do not expect that the long-term care reserve increase will impact our ability to execute on our capital deployment plans, including our share repurchase strategy. We currently intend to resume share repurchases beginning in the fourth quarter of 2018.

The low interest rate environment continues to place pressure on our profit margins. Accordingly, we will continue to gradually increase our allocation to alternative assets, particularly in our long-term care line of business, while still adhering to our disciplined risk management strategy. This increase in allocation may cause an increase in volatility in our net investment income. Our reported consolidated financial results may also continue to be unfavorably impacted by political and economic uncertainty in the U.K., specifically lower interest rates, wage inflation and employer spending, and claims volatility due to the U.K. Referendum. As a result of tax reform, we expect our quarterly effective tax rate going forward to generally be in the range of 19 percent to 20 percent and our insurance subsidiaries to generate stronger statutory earnings and long-term cash generation. While we intend to maintain aggregate capital levels in our statutory entities consistent with our current levels, our year-end 2018 RBC ratios will decline primarily as a result of the higher RBC factors adopted by the NAIC in response to the lower U.S. statutory income tax rate.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income (loss) as presented in our consolidated operating results and statements of operations prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See "Executive Summary" contained herein in this Item 2 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the long-term care reserve increase. See Note 11 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the loss from a guaranty fund assessment.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2018		2017
	(in millions)	per share *	(in millions)	per share *
Net Income (Loss)	$(284.7)	$(1.30)	$252.3	$1.12
Excluding:
Net Realized Investment Gain (net of tax expense (benefit) of $(1.1); $3.6)	7.8	0.04	6.2	0.03
Long-term Care Reserve Increase (net of tax benefit of $157.7; $-)	(593.1)	(2.71)	—	—
After-tax Adjusted Operating Income	$300.6	$1.37	$246.1	$1.09

	Nine Months Ended September 30
	2018		2017
	(in millions)	per share *	(in millions)	per share *
Net Income	$274.3	$1.24	$727.3	$3.19
Excluding:
Net Realized Investment Gain (net of tax expense (benefit) of $(2.2); $10.8)	4.1	0.01	18.1	0.08
Loss from Guaranty Fund Assessment (net of tax benefit of $-; $7.2)	—	—	(13.4)	(0.06)
Long-term Care Reserve Increase (net of tax benefit of $157.7; $-)	(593.1)	(2.68)	—	—
After-tax Adjusted Operating Income	$863.3	$3.91	$722.6	$3.17

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income (loss) before income tax as presented in our consolidated statements of operations due to the exclusion of net realized investment gains and losses and certain other items as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income (loss) before income tax, or net income (loss).

A reconciliation of total revenue to "adjusted operating revenue" and income (loss) before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(in millions of dollars)
Total Revenue	$2,927.8	$2,819.1	$8,717.7	$8,447.6
Excluding:
Net Realized Investment Gain	6.7	9.8	1.9	28.9
Adjusted Operating Revenue	$2,921.1	$2,809.3	$8,715.8	$8,418.7

Income (Loss) Before Income Tax	$(377.8)	$366.8	$318.1	$1,058.7
Excluding:
Net Realized Investment Gain	6.7	9.8	1.9	28.9
Loss from Guaranty Fund Assessment	—	—	—	(20.6)
Long-Term Care Reserve Increase	(750.8)	—	(750.8)	—
Adjusted Operating Income	$366.3	$357.0	$1,067.0	$1,050.4

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2018.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
			As Adjusted			As Adjusted
Revenue
Premium Income	$2,251.8	4.6%	$2,153.6	$6,722.8	4.4%	$6,438.7
Net Investment Income	619.2	1.7	609.0	1,845.1	0.7	1,831.9
Net Realized Investment Gain	6.7	(31.6)	9.8	1.9	(93.4)	28.9
Other Income	50.1	7.3	46.7	147.9	(0.1)	148.1
Total Revenue	2,927.8	3.9	2,819.1	8,717.7	3.2	8,447.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,578.9	46.1	1,765.6	6,190.9	17.6	5,266.6
Commissions	276.8	5.5	262.4	832.6	4.9	793.9
Interest and Debt Expense	42.7	6.5	40.1	125.3	4.6	119.8
Deferral of Acquisition Costs	(166.8)	7.8	(154.8)	(501.8)	6.7	(470.1)
Amortization of Deferred Acquisition Costs	136.9	10.7	123.7	428.6	6.2	403.5
Compensation Expense	224.2	0.2	223.8	666.1	2.4	650.6
Other Expenses	212.9	11.2	191.5	657.9	5.3	624.6
Total Benefits and Expenses	3,305.6	34.8	2,452.3	8,399.6	13.7	7,388.9

Income (Loss) Before Income Tax Expense (Benefit)	(377.8)	(203.0)	366.8	318.1	(70.0)	1,058.7
Income Tax Expense (Benefit)	(93.1)	(181.3)	114.5	43.8	(86.8)	331.4

Net Income (Loss)	$(284.7)	(212.8)	$252.3	$274.3	(62.3)	$727.3

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

Our weighted average pound/dollar exchange rate was 1.305 and 1.312 for the three months ended September 30, 2018 and 2017, and 1.351 and 1.277 for the nine months ended September 30, 2018 and 2017, respectively. If 2017 results had been translated at the exchange rates of 2018, our adjusted operating revenue and adjusted operating income by segment would have both been lower by less than $1 million in the third quarter of 2017, and higher by approximately $28 million and $5 million, respectively, in the nine months of 2017. However, it is important to distinguish between translating and converting foreign currency. We view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the third quarter and the first nine months of 2018 increased relative to the same periods of 2017, with growth in each of our principal operating business segments, as measured in local currency, due to overall sales growth, the expansion of our dental and vision products, and generally favorable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income increased in the third quarter and the first nine months of 2018 relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the third quarter of 2018 and 2017, or for the first nine months of 2017. We recognized $1.0 million of other-than-temporary impairment losses on fixed maturity securities in net realized investment gains and losses during the first nine months of 2018. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains of $6.1 million and $6.7 million in the third quarters of 2018 and 2017, respectively, and $2.1 million and $21.5 million in the first nine months of 2018 and 2017, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was unfavorable in the third quarter and first nine months of 2018 relative to the same prior year periods. Excluding the third quarter of 2018 long-term care reserve increase, overall benefits experience was generally stable relative to the prior year periods. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the third quarter and first nine months of 2018 relative to the same periods of 2017 driven primarily by sales growth. Growth in the level of the deferred asset resulted in higher amortization in the third quarter and first nine months of 2018 compared to the same prior year periods.

Interest and debt expense was higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to a higher level of outstanding debt and a higher overall rate of interest.

Other expenses, including compensation expense, increased in the third quarter and first nine months of 2018 relative to the same periods of 2017. Excluding the loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent included in the first nine months of 2017, the year-over-year growth rates in compensation and other expenses more than offset the premium growth rate, resulting in a slight increase in the other expense ratios relative to the prior year periods as we continue balancing our investments in the growth of our businesses with our continued focus on expense management and operating efficiencies.

Our effective income tax rates for the third quarter and first nine months of 2018 were 24.7 percent and 13.8 percent of income before income tax, respectively, compared to 31.2 percent and 31.3 percent for the prior year periods. The decline in the 2018 effective rate was due to the enactment of the TCJA in the fourth quarter of 2017, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective tax rate differed from the U.S. statutory rate in effect for the third quarter and first nine months of 2018 due to favorable tax credits and adjustments related to our prior year tax return, which includes a partial offset related to an increase in our estimate of the Repatriation Tax. Our effective tax rate differed from the U.S. statutory rate in effect for the third quarter and first nine months of 2017 due primarily to tax credits as well as foreign earnings which were taxed at lower rates than the U.S. statutory rate. See Note 12 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Unum US	$152.7	(5.6)%	$161.8	$625.0	(1.3)%	$633.3

Unum UK	£13.0	2.4%	£12.7	£45.9	(5.2)%	£48.4

Colonial Life	$120.8	13.0%	$106.9	$356.9	11.6%	$319.9

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income	$1,446.2	6.3%	$1,360.9	$4,301.3	5.4%	$4,079.0
Net Investment Income	200.3	(0.3)	201.0	591.0	(3.0)	609.1
Other Income	30.7	15.8	26.5	88.5	3.8	85.3
Total	1,677.2	5.6	1,588.4	4,980.8	4.3	4,773.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	975.7	6.0	920.7	2,885.9	4.6	2,759.8
Commissions	154.4	7.1	144.1	467.5	5.8	442.0
Deferral of Acquisition Costs	(84.6)	8.2	(78.2)	(259.1)	6.2	(244.0)
Amortization of Deferred Acquisition Costs	73.7	13.0	65.2	241.4	5.7	228.3
Other Expenses	287.1	3.2	278.2	879.2	4.4	842.0
Total	1,406.3	5.7	1,330.0	4,214.9	4.6	4,028.1

Adjusted Operating Income	$270.9	4.8	$258.4	$765.9	2.8	$745.3

Operating Ratios (% of Premium Income):
Benefit Ratio	67.5%		67.7%	67.1%		67.7%
Other Expense Ratio	19.9%		20.4%	20.4%		20.6%
Adjusted Operating Income Ratio	18.7%		19.0%	17.8%		18.3%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$444.1	2.0%	$435.2	$1,322.7	1.2%	$1,307.3
Group Short-term Disability	180.4	12.0	161.1	527.7	10.6	477.3
Total Premium Income	624.5	4.7	596.3	1,850.4	3.7	1,784.6
Net Investment Income	112.9	(0.7)	113.7	330.0	(5.0)	347.3
Other Income	28.0	17.6	23.8	80.9	10.2	73.4
Total	765.4	4.3	733.8	2,261.3	2.5	2,205.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	476.2	4.2	457.1	1,406.8	2.9	1,366.8
Commissions	46.7	2.0	45.8	141.0	2.8	137.1
Deferral of Acquisition Costs	(12.1)	(2.4)	(12.4)	(36.8)	2.8	(35.8)
Amortization of Deferred Acquisition Costs	11.2	12.0	10.0	33.6	12.4	29.9
Other Expenses	150.4	5.0	143.3	459.1	5.2	436.2
Total	672.4	4.4	643.8	2,003.7	3.6	1,934.2

Adjusted Operating Income	$93.0	3.3	$90.0	$257.6	(5.0)	$271.1

Operating Ratios (% of Premium Income):
Benefit Ratio	76.3%		76.7%	76.0%		76.6%
Other Expense Ratio	24.1%		24.0%	24.8%		24.4%
Adjusted Operating Income Ratio	14.9%		15.1%	13.9%		15.2%

Persistency:
Group Long-term Disability				91.0%		89.5%
Group Short-term Disability				88.2%		86.3%

Premium income in the third quarter and first nine months of 2018 increased compared to the same periods of 2017 with growth in the in-force block due to prior period sales and improved persistency. Net investment income was lower in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to a decrease in the level of invested assets and a decline in yield on invested assets, partially offset by higher miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable in the third quarter and first nine months of 2018 relative to the same periods of 2017 due primarily to lower claims incidence and favorable claim recovery experience in the group long-term disability product line, partially offset by higher claims incidence in certain of our group short-term disability products.

Commissions were higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to prior period sales growth. The deferral of acquisition costs were slightly lower in the third quarter of 2018 compared to the same period of 2017 due primarily to lower deferrable expenses in our group long-term disability product line. The deferral of acquisition costs were higher in the first nine months of 2018 compared to the same period of 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to growth in the level of the deferred asset. Our other expense ratio was higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due primarily to an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Life	$399.3	7.9%	$370.0	$1,189.6	8.0%	$1,101.7
Accidental Death & Dismemberment	39.6	6.5	37.2	116.9	5.8	110.5
Total Premium Income	438.9	7.8	407.2	1,306.5	7.8	1,212.2
Net Investment Income	26.4	(3.3)	27.3	80.4	(2.8)	82.7
Other Income	1.2	(14.3)	1.4	3.4	(5.6)	3.6
Total	466.5	7.0	435.9	1,390.3	7.1	1,298.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	315.3	8.5	290.6	927.1	7.3	864.1
Commissions	34.9	4.8	33.3	106.5	8.7	98.0
Deferral of Acquisition Costs	(9.5)	—	(9.5)	(29.4)	6.5	(27.6)
Amortization of Deferred Acquisition Costs	9.0	13.9	7.9	27.0	13.0	23.9
Other Expenses	52.8	(1.3)	53.5	163.3	0.1	163.1
Total	402.5	7.1	375.8	1,194.5	6.5	1,121.5

Adjusted Operating Income	$64.0	6.5	$60.1	$195.8	10.6	$177.0

Operating Ratios (% of Premium Income):
Benefit Ratio	71.8%		71.4%	71.0%		71.3%
Other Expense Ratio	12.0%		13.1%	12.5%		13.5%
Adjusted Operating Income Ratio	14.6%		14.8%	15.0%		14.6%

Persistency:
Group Life				91.2%		87.7%
Accidental Death & Dismemberment				90.0%		86.8%
Premium income increased in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to prior period sales growth and favorable persistency. Net investment income was lower in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to a decline in yield on invested assets, partially offset by an increase in the level of invested assets and higher miscellaneous investment income.

Benefits experience was less favorable in the third quarter of 2018 compared to the same period of 2017, driven primarily by higher claims incidence in our group life product line and unfavorable benefits experience in our accidental death and dismemberment product line. Benefits experience was favorable in the first nine months of 2018 compared to the same period of 2017, driven by favorable waiver of premium results in our group life product line and favorable experience in our accidental death and dismemberment product line.

Commissions were higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to prior period sales growth. The deferral of acquisition costs in the third quarter of 2018 were consistent with the same period of 2017, but higher in the first nine months of 2018 compared to the same period of 2017 due primarily to prior period sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to growth in the level of the deferred asset. The other expense ratio improved in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with continued investment in the growth of our business.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$109.5	4.9%	$104.4	$319.1	0.3%	$318.1
Voluntary Benefits	222.3	5.5	210.8	676.0	5.8	639.2
Dental and Vision	51.0	20.9	42.2	149.3	19.5	124.9
Total Premium Income	382.8	7.1	357.4	1,144.4	5.7	1,082.2
Net Investment Income	61.0	1.7	60.0	180.6	0.8	179.1
Other Income	1.5	15.4	1.3	4.2	(49.4)	8.3
Total	445.3	6.4	418.7	1,329.2	4.7	1,269.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	184.2	6.5	173.0	552.0	4.4	528.9
Commissions	72.8	12.0	65.0	220.0	6.3	206.9
Deferral of Acquisition Costs	(63.0)	11.9	(56.3)	(192.9)	6.8	(180.6)
Amortization of Deferred Acquisition Costs	53.5	13.1	47.3	180.8	3.6	174.5
Other Expenses	83.9	3.1	81.4	256.8	5.8	242.7
Total	331.4	6.8	310.4	1,016.7	4.6	972.4

Adjusted Operating Income	$113.9	5.2	$108.3	$312.5	5.1	$297.2

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	50.4%		48.3%	50.5%		51.4%
Voluntary Benefits	42.2%		44.1%	42.6%		43.2%
Dental and Vision	68.8%		70.1%	68.9%		71.3%
Other Expense Ratio	21.9%		22.8%	22.4%		22.4%
Adjusted Operating Income Ratio	29.8%		30.3%	27.3%		27.5%

Persistency:
Individual Disability				90.3%		91.1%
Voluntary Benefits				76.5%		76.8%
Dental and Vision				84.5%		84.2%

Premium income increased in the third quarter and first nine months of 2018 compared to the same periods of 2017, driven by higher sales, including dental and vision where we continue to expand its distribution. Net investment income was slightly higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous income, partially offset by a decline in yield on invested assets. Other income is comprised primarily of surrender fees in our voluntary benefits product line, which continue to decline as our interest sensitive life products mature.

Benefits experience for the individual disability product line in the third quarter of 2018 was less favorable compared to the same period of 2017 due primarily to higher claims incidence and higher average size of new claims. Benefits experience for the individual disability product line in the first nine months of 2018 was favorable compared to the same period of 2017 due primarily to favorable claims activity and mortality experience. Benefits experience for voluntary benefits in the third quarter and first nine months of 2018 was favorable compared to the same periods of 2017 with favorable experience across most of our product lines. Benefits experience for the dental and vision product line in the third quarter and first nine months of 2018 was favorable compared to the same periods of 2017 and was within our expectations.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due primarily to sales growth. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to growth in the level of the deferred asset. Our other expense ratio declined in the third quarter of 2018 compared to the same period of 2017 due primarily to our continued focus on expense management and operating efficiencies balanced with an increase in operational investments in our business. Our other expense ratio was consistent in the first nine months of 2018 relative to the same period of 2017.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$25.4	(18.3)%	$31.1	$96.5	(15.8)%	$114.6
Group Short-term Disability	17.9	(13.5)	20.7	57.8	(11.1)	65.0
Group Life and AD&D	29.4	(16.2)	35.1	128.5	(2.5)	131.8
Subtotal	72.7	(16.3)	86.9	282.8	(9.2)	311.4
Supplemental and Voluntary
Individual Disability	20.1	(1.5)	20.4	56.9	13.3	50.2
Voluntary Benefits	47.6	6.3	44.8	249.0	3.0	241.7
Dental and Vision	12.3	26.8	9.7	36.3	21.0	30.0
Subtotal	80.0	6.8	74.9	342.2	6.3	321.9
Total Sales	$152.7	(5.6)	$161.8	$625.0	(1.3)	$633.3

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$55.9	(14.7)%	$65.5	$191.7	(9.6)%	$212.1
Large Case Market	16.8	(21.5)	21.4	91.1	(8.3)	99.3
Subtotal	72.7	(16.3)	86.9	282.8	(9.2)	311.4
Supplemental and Voluntary	80.0	6.8	74.9	342.2	6.3	321.9
Total Sales	$152.7	(5.6)	$161.8	$625.0	(1.3)	$633.3

Group sales decreased in the third quarter and first nine months of 2018 compared to the same periods of 2017, primarily driven by lower sales to new customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and large case market segment partially offset by an increase in sales to existing customers in both the core and large case market segments. The sales mix in the group market sector for the first nine months of 2018 was approximately 68 percent core market and 32 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, were generally consistent in the third quarter of 2018 compared to the same period of 2017. Individual disability sales increased in the first nine months of 2018 compared to the same period of 2017, primarily driven by higher sales to existing customers. Sales of voluntary benefits increased in the third quarter and first nine months of 2018 compared to the same periods of 2017. The growth in the third quarter of 2018 relative to the same prior period was driven by higher sales to existing customers in both the core and large case markets, partially offset by lower sales to new customers in both the core and large case markets. The growth in voluntary benefits sales for the first nine months of 2018 relative to the same period of 2017 was primarily driven by higher sales to new and existing customers in the core market and higher sales to existing customers in the large case market, partially offset by a decrease in sales to new customers in the large case market. Dental and vision sales increased in the third quarter and first nine months of 2018 compared to the same periods of 2017, driven by higher sales to both new and existing customers.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum UK segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$91.3	4.9%	$87.0	$271.8	8.0%	$251.6
Group Life	27.1	1.5	26.7	83.6	8.7	76.9
Supplemental	19.6	10.1	17.8	61.1	19.6	51.1
Total Premium Income	138.0	4.9	131.5	416.5	9.7	379.6
Net Investment Income	26.4	(7.4)	28.5	86.1	(2.5)	88.3
Other Income	—	N.M.	0.6	—	N.M.	0.6
Total	164.4	2.4	160.6	502.6	7.3	468.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	102.6	4.3	98.4	309.5	10.2	280.9
Commissions	9.1	(1.1)	9.2	28.1	4.1	27.0
Deferral of Acquisition Costs	(1.4)	(12.5)	(1.6)	(5.3)	(1.9)	(5.4)
Amortization of Deferred Acquisition Costs	2.0	(13.0)	2.3	6.2	(8.8)	6.8
Other Expenses	26.0	0.8	25.8	80.6	4.4	77.2
Total	138.3	3.1	134.1	419.1	8.4	386.5

Adjusted Operating Income	$26.1	(1.5)	$26.5	$83.5	1.8	$82.0

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

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£70.0	5.4%	£66.4	£201.2	2.1%	£197.1
Group Life	20.8	2.5	20.3	61.9	2.8	60.2
Supplemental	15.2	10.9	13.7	45.3	13.0	40.1
Total Premium Income	106.0	5.6	100.4	308.4	3.7	297.4
Net Investment Income	20.2	(7.3)	21.8	63.6	(8.1)	69.2
Other Income	—	N.M.	0.5	—	N.M.	0.5
Total	126.2	2.9	122.7	372.0	1.3	367.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	78.7	4.7	75.2	229.1	4.1	220.0
Commissions	7.0	1.4	6.9	20.8	(1.4)	21.1
Deferral of Acquisition Costs	(1.0)	(16.7)	(1.2)	(3.9)	(7.1)	(4.2)
Amortization of Deferred Acquisition Costs	1.5	(16.7)	1.8	4.6	(13.2)	5.3
Other Expenses	20.0	1.0	19.8	59.6	(1.8)	60.7
Total	106.2	3.6	102.5	310.2	2.4	302.9

Adjusted Operating Income	£20.0	(1.0)	£20.2	£61.8	(3.7)	£64.2

Weighted Average Pound/Dollar Exchange Rate	1.305		1.312	1.351		1.277

Operating Ratios (% of Premium Income):
Benefit Ratio	74.2%		74.9%	74.3%		74.0%
Other Expense Ratio	18.9%		19.7%	19.3%		20.4%
Adjusted Operating Income Ratio	18.9%		20.1%	20.0%		21.6%

Persistency:
Group Long-term Disability				87.5%		87.1%
Group Life				85.5%		83.5%
Supplemental				92.9%		89.5%

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2018 compared to the same periods of 2017 driven by higher persistency, rate increases in our group long-term disability product line, and growth in the in-force block.

Net investment income was lower in the third quarter and first nine months of 2018 relative to the same prior year periods due primarily to lower yield on our fixed-rate bonds and lower investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The decrease in net investment income attributable to these index-linked bonds was offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Partially offsetting the decrease in net investment income was additional income related to growth in the level of invested assets.

Benefits experience was favorable in the third quarter of 2018 relative to the same prior year period due primarily to favorable claim resolutions in our group long-term disability product line and the impact of lower inflation-linked increases in benefits, partially offset by unfavorable claims activity in our group life and supplemental product lines. Benefits experience for the first nine months of 2018 was less favorable relative to the same prior year period due to unfavorable claims activity in our group life and supplemental product lines, partially offset by favorable claims recoveries in our group long-term disability product line and the impact of lower inflation-linked increases in benefits.

Commissions and deferral of acquisition costs were generally consistent in the third quarter and first nine months of 2018 relative to the same prior year periods. The amortization of acquisition costs during the third quarter and first nine months of 2018 was lower than the same prior year periods primarily due to a decrease in the level of the deferred asset. The other expense ratio was lower for the third quarter and first nine months of 2018 relative to the prior year periods due to the increase in premium income and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Group Long-term Disability	$9.1	40.0%	$6.5	$32.5	3.2%	$31.5
Group Life	5.6	(28.2)	7.8	15.8	(10.7)	17.7
Supplemental	2.2	—	2.2	14.0	14.8	12.2
Total Sales	$16.9	2.4	$16.5	$62.3	1.5	$61.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$7.8	27.9%	$6.1	$26.3	21.8%	$21.6
Large Case Market	6.9	(15.9)	8.2	22.0	(20.3)	27.6
Subtotal	14.7	2.8	14.3	48.3	(1.8)	49.2
Supplemental	2.2	—	2.2	14.0	14.8	12.2
Total Sales	$16.9	2.4	$16.5	$62.3	1.5	$61.4

Sales by Product
Group Long-term Disability	£7.0	40.0%	£5.0	£24.0	(3.6)%	£24.9
Group Life	4.3	(29.5)	6.1	11.7	(15.8)	13.9
Supplemental	1.7	6.3	1.6	10.2	6.3	9.6
Total Sales	£13.0	2.4	£12.7	£45.9	(5.2)	£48.4

Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£6.1	27.1%	£4.8	£19.5	14.7%	£17.0
Large Case Market	5.2	(17.5)	6.3	16.2	(25.7)	21.8
Subtotal	11.3	1.8	11.1	35.7	(8.0)	38.8
Supplemental	1.7	6.3	1.6	10.2	6.3	9.6
Total Sales	£13.0	2.4	£12.7	£45.9	(5.2)	£48.4

The increase in group long-term disability sales for the third quarter of 2018 relative to the same period of 2017 was driven by higher sales to new and existing customers in both the core market, which we define as employee groups with fewer than 500 employees, and the large case market. For the first nine months of 2018, group long-term disability sales decreased relative to the same period of 2017, primarily driven by lower sales to new customers in our core and large case markets, partially offset by higher sales to existing customers in our core and large case markets. The decrease in group life sales during the third quarter of 2018 relative to the same period in 2017 was driven primarily by a decrease in sales to new customers in the large case market, partially offset by an increase in sales to existing customers in the core and large case markets and sales to new customers in the core market. The decrease in group life sales during the first nine months of 2018 compared to the same period of 2017, was driven primarily by a decrease in sales to new and existing customers in the large case market, partially offset by an increase in sales to new and existing customers in the core market.

Sales in the supplemental line of business were higher during the third quarter and first nine months of 2018 relative to the same prior year periods, driven primarily by sales in the group critical illness product line.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$231.9	4.3%	$222.3	$691.8	4.6%	$661.5
Life	81.4	9.1	74.6	243.9	9.0	223.8
Cancer and Critical Illness	86.7	6.0	81.8	258.0	5.7	244.0
Total Premium Income	400.0	5.6	378.7	1,193.7	5.7	1,129.3
Net Investment Income	36.7	1.9	36.0	114.2	5.9	107.8
Other Income	0.4	33.3	0.3	1.0	25.0	0.8
Total	437.1	5.3	415.0	1,308.9	5.7	1,237.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	206.1	5.1	196.1	613.4	5.9	579.2
Commissions	92.4	6.9	86.4	273.7	6.6	256.8
Deferral of Acquisition Costs	(80.8)	7.7	(75.0)	(237.4)	7.6	(220.7)
Amortization of Deferred Acquisition Costs	61.2	8.9	56.2	181.0	7.5	168.4
Other Expenses	74.0	6.3	69.6	228.4	9.6	208.3
Total	352.9	5.9	333.3	1,059.1	6.8	992.0

Adjusted Operating Income	$84.2	3.1	$81.7	$249.8	1.6	$245.9

Operating Ratios (% of Premium Income):
Benefit Ratio	51.5%		51.8%	51.4%		51.3%
Other Expense Ratio	18.5%		18.4%	19.1%		18.4%
Adjusted Operating Income Ratio	21.1%		21.6%	20.9%		21.8%

Persistency:
Accident, Sickness, and Disability				73.8%		75.4%
Life				83.7%		84.5%
Cancer and Critical Illness				82.4%		82.6%

Premium income increased in the third quarter and first nine months of 2018 relative to the same periods of 2017 driven primarily by sales growth. Net investment income was higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience in the third quarter of 2018 was favorable compared to the same period of 2017 driven primarily by favorable experience in our life line of business. Benefits experience in the first nine months of 2018 was generally consistent with the same period of 2017.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to sales growth. The amortization of deferred acquisition costs increased during the third quarter and first nine months of 2018 relative to the same periods of 2017 due primarily to growth in the level of the deferred asset. The other expense ratio was higher in the third quarter and first nine months of 2018 due to costs related to our territory expansion initiatives, investments in our business, and the roll-out of our dental and vision products.

Sales

Certain prior year amounts below were reclassified to conform to current year presentation

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Sales by Product
Accident, Sickness, and Disability	$77.3	16.2%	$66.5	$227.3	12.7%	$201.6
Life	24.2	7.1	22.6	73.1	6.9	68.4
Cancer and Critical Illness	19.3	8.4	17.8	56.5	13.2	49.9
Total Sales	$120.8	13.0	$106.9	$356.9	11.6	$319.9

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$76.2	18.1%	$64.5	$230.0	14.3%	$201.2
Large Case Market	16.7	36.9	12.2	52.6	13.9	46.2
Subtotal	92.9	21.1	76.7	282.6	14.2	247.4
Public Sector	27.9	(7.6)	30.2	74.3	2.5	72.5
Total Sales	$120.8	13.0	$106.9	$356.9	11.6	$319.9

Sales in aggregate were higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to growth in both new and existing customer account sales and the expansion of our dental and vision products, primarily in our core market, which we define as accounts with fewer than 1,000 employees. Commercial market sales increased in the third quarter and first nine months of 2018 as compared to the same periods of 2017 due to higher sales to both new and existing customers in both the core and large case markets. Public sector market sales were lower in the third quarter of 2018 due to a decrease in both new and existing customers sales. Public sector market sales were higher in the first nine months of 2018 compared to the same prior year period due primarily to an increase in sales to existing customers, partially offset by lower sales to new customers. The number of new accounts increased 17.6 percent and 12.2 percent, respectively, in the third quarter and first nine months of 2018 relative to the same periods of 2017. The average new case size for the third quarter and first nine months of 2018 was generally consistent with the same periods of 2017.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$102.7	(12.9)%	$117.9	$319.0	(10.8)%	$357.7
Long-term Care	163.0	0.4	162.4	485.8	(0.1)	486.4
All Other	1.9	(13.6)	2.2	6.5	(3.0)	6.7
Total Premium Income	267.6	(5.3)	282.5	811.3	(4.6)	850.8
Net Investment Income	348.0	3.2	337.2	1,031.3	1.9	1,012.5
Other Income	18.9	—	18.9	56.8	(5.2)	59.9
Total	634.5	(0.6)	638.6	1,899.4	(1.2)	1,923.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,294.5	135.2	550.4	2,382.1	44.7	1,646.7
Commissions	20.9	(7.9)	22.7	63.3	(7.0)	68.1
Interest and Debt Expense	1.8	5.9	1.7	5.2	2.0	5.1
Other Expenses	35.9	(3.5)	37.2	108.9	(3.2)	112.5
Total	1,353.1	121.1	612.0	2,559.5	39.7	1,832.4

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	(718.6)	N.M.	26.6	(660.1)	N.M.	90.8
Long-term Care Reserve Increase	750.8	N.M.	—	750.8	N.M.	—
Adjusted Operating Income	$32.2	21.1	$26.6	$90.7	(0.1)	$90.8

Interest Adjusted Loss Ratios:
Individual Disability	80.5%		82.4%	80.1%		82.8%
Long-term Care	548.2%		93.3%	248.2%		90.5%
Long-term Care Excluding Reserve Increase	87.5%			93.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.4%		13.2%	13.4%		13.2%
Income (Loss) Ratio	(268.5)%		9.4%	(81.4)%		10.7%
Adjusted Operating Income Ratio	12.0%			11.2%

Persistency:
Individual Disability				88.7%		89.8%
Long-term Care				95.6%		95.5%

N.M. = not a meaningful percentage

Premium income for individual disability decreased in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to policy terminations and maturities. Premium income for long-term care in the third quarter and first nine months of 2018 was generally consistent with the same prior year periods with rate increases offsetting policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets. Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was favorable in the third quarter of 2018 compared to the same period of 2017 primarily driven by improved mortality experience. During the first nine months of 2018, individual disability benefits experience was favorable relative to the same prior year period due primarily to lower incidence and a lower average size of new claims, partially offset by unfavorable claim recovery experience.

During the third quarter and first nine months of 2018, the long-term care interest-adjusted loss ratio, excluding the reserve increase, was not comparable to the same periods of 2017 due to the update in our assumptions during the third quarter of 2018. The interest-adjusted loss ratio, excluding the reserve increase, for the third quarter of 2018 was consistent with our expectations.

The other expense ratio was slightly higher in the third quarter and first nine months of 2018 compared to the same periods of 2017 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

During the remainder of 2018 we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the continued increase in our allocation towards high yield and alternative assets in the long-term care product line. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, which is in loss recognition and should report levels of benefits plus operating expenses that equal the gross premium reported, we expect the long term interest-adjusted loss ratio to be in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2018	% Change	2017	2018	% Change	2017
Adjusted Operating Revenue
Net Investment Income	$7.8	23.8%	$6.3	$22.5	58.5%	$14.2
Other Income	0.1	(75.0)	0.4	1.6	6.7	1.5
Total	7.9	17.9	6.7	24.1	53.5	15.7

Interest and Other Expenses	55.0	28.2	42.9	147.0	(1.9)	149.9

Loss Before Income Tax and Net Realized Investment Gains and Losses	(47.1)	(30.1)	(36.2)	(122.9)	8.4	(134.2)
Loss from Guaranty Fund Assessment	—	—	—	—	N.M.	20.6
Adjusted Operating Loss	$(47.1)	(30.1)	$(36.2)	$(122.9)	(8.2)	$(113.6)

N.M. = not a meaningful percentage

Net investment income was higher in the third quarter and first nine months of 2018 relative to the same periods of 2017 due to a higher yield on invested assets and higher levels of invested assets.

Interest and other expenses were higher in the third quarter of 2018 compared to the same period of 2017 due to a higher level of outstanding debt, a higher overall rate of interest, and higher expenses due to acquisition expenses and certain restructuring costs. Interest and other expenses were lower in the first nine months of 2018 relative to the same period of 2017 due primarily to a $20.6 million loss incurred in the first quarter of 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. Excluding this loss, interest and other expenses were higher than the prior year due primarily to a higher level of outstanding debt, a higher overall rate of interest, acquisition expenses, and certain restructuring costs.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2018

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,852.3	$131.9	$1,070.2	$43.7	$1,782.1	$175.6
Capital Goods	4,073.7	267.2	1,091.4	55.8	2,982.3	323.0
Communications	2,854.1	263.6	713.1	32.3	2,141.0	295.9
Consumer Cyclical	1,355.6	70.0	467.7	12.3	887.9	82.3
Consumer Non-Cyclical	6,596.8	338.3	2,498.8	132.7	4,098.0	471.0
Energy	4,661.8	410.4	930.2	37.3	3,731.6	447.7
Financial Institutions	3,227.6	141.5	1,069.2	34.2	2,158.4	175.7
Mortgage/Asset-Backed	1,627.0	36.0	728.3	21.1	898.7	57.1
Sovereigns	798.4	154.3	46.7	1.7	751.7	156.0
Technology	1,541.5	37.2	548.7	14.8	992.8	52.0
Transportation	1,993.1	151.4	625.3	22.0	1,367.8	173.4
U.S. Government Agencies and Municipalities	4,099.5	358.6	965.3	35.3	3,134.2	393.9
Public Utilities	7,389.9	797.7	861.8	53.4	6,528.1	851.1
Total	$43,071.3	$3,158.1	$11,616.7	$496.6	$31,454.6	$3,654.7

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2018 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2018. The increase in the unrealized loss on fixed maturity securities during the third quarter of 2018 was due to an increase in U.S. treasury rates partially offset by a decline in credit spreads.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018			2017
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$25.9	$56.0	$79.8	$20.8	$12.4
> 90 <= 180 days	61.7	149.1	40.5	9.5	2.1
> 180 <= 270 days	158.2	40.3	30.5	—	1.8
> 270 days <= 1 year	43.9	38.8	—	1.2	24.5
> 1 year <= 2 years	95.7	51.3	44.8	32.1	9.2
> 2 years <= 3 years	9.7	2.0	2.9	1.7	2.7
> 3 years	1.9	1.2	0.2	—	—
Sub-total	397.0	338.7	198.7	65.3	52.7

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	1.2	—
> 180 <= 270 days	—	13.9	—	—	—
> 270 days <= 1 year	14.2	—	—	—	—
Sub-total	14.2	13.9	—	1.2	—

Total	$411.2	$352.6	$198.7	$66.5	$52.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018			2017
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$2.3	$6.4	$19.8	$4.7	$0.7
> 90 <= 180 days	6.9	29.3	13.6	1.5	0.3
> 180 <= 270 days	19.5	14.8	2.9	0.4	1.2
> 270 days <= 1 year	11.5	4.7	—	0.7	—
> 1 year <= 2 years	13.8	10.3	10.5	2.7	3.2
> 2 years <= 3 years	1.9	9.5	13.1	13.1	18.2
> 3 years	24.4	22.5	26.6	19.6	14.4
Sub-total	80.3	97.5	86.5	42.7	38.0

Fair Value < 70% >= 40% of Amortized Cost

> 2 years <= 3 years	—	5.0	7.9	7.3	10.6
> 3 years	5.1	—	—	7.0	9.3
Sub-total	5.1	5.0	7.9	14.3	19.9

Total	$85.4	$102.5	$94.4	$57.0	$57.9

At September 30, 2018, we held two investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.  The securities are related to U.S. government agencies and had a combined fair value of $560.8 million and a gross unrealized loss of $24.2 million.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during the third quarters or first nine months of 2018 and 2017, nor did we have individual realized investment losses of $10.0 million or greater from other-than-temporary impairments.

At September 30, 2018, our mortgage/asset-backed securities had an average life of 6.52 years, effective duration of 5.15 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of September 30, 2018, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,239.8 million and $3,231.4 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At September 30, 2018, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,222.0 million and $2,213.2 million on an amortized cost basis at September 30, 2018 and December 31, 2017, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held one impaired mortgage loan at September 30, 2018 with net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. We held no impaired mortgage loans at December 31, 2017.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At September 30, 2018, we had no credit exposure on derivatives. We held $16.6 million of cash collateral from our counterparties at September 30, 2018. The carrying value of fixed maturity securities posted as collateral to our counterparties was $43.6 million at September 30, 2018. We had no cash collateral posted to our counterparties at September 30, 2018. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $35.8 million and $32.9 million on a fair value basis at September 30, 2018 and December 31, 2017, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses. Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of September 30, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $973 million. Fixed maturity securities consisted primarily of corporate bonds with an average maturity date of 6.5 years. Short-term investments consisted primarily of commercial paper.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or U.K intermediate holding companies. As a result of the TCJA, future amounts repatriated from our foreign subsidiaries in the U.K. are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss.

As part of our capital deployment strategy, we have in recent years repurchased shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2018 and authorizes the repurchase of up to $750 million of common stock through November 2019, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During the first nine months of 2018, we repurchased 4.4 million shares at a cost of approximately $200 million. The dollar value of shares remaining under the current repurchase program was approximately $650 million at September 30, 2018. We did not repurchase shares during the third quarter of 2018 due to our ongoing long-term care reserve review, however, we expect to resume share repurchases beginning in the fourth quarter of 2018. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Executive Summary" contained herein in this Item 2 for further information.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The impacts of the TCJA, in particular the reduction of our admitted deferred tax assets due to the decrease in the U.S. corporate tax rate, have generally reduced our RBC ratios; however, at September 30, 2018, the capital adequacy individual RBC ratios for each of our U.S. insurance subsidiaries, including our captive reinsurers, is above the range that would require state regulatory action. While we intend to maintain aggregate capital levels in our statutory entities consistent with current levels, our year-end 2018 RBC ratios will decline primarily as a result of the higher RBC factors adopted by the NAIC in response to the lower U.S. statutory income tax rate.

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

Funding for Employee Benefit Plans

During the first nine months of 2018, we made contributions of $53.1 million and £2.3 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $17 million and £1 million during the remainder of 2018. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the first nine months of 2018. We do not expect to make additional contributions to our U.S. or U.K. qualified defined benefit pension plans during the remainder of 2018. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at September 30, 2018 was $2,983.5 million, net of deferred debt issuance costs of $31.5 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $45.0 million in the first nine months of 2018.

At September 30, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Commitments

At September 30, 2018, we had unfunded unconditional commitments of $3.7 million to fund tax credit partnership investments, and $16.9 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $115.1 million to fund certain investments in private placement fixed maturity securities, $351.6 million to fund certain private equity partnerships, and $47.3 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2017. During the first nine months of 2018, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $2.1 million of securities lending agreements outstanding at September 30, 2018 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2018 was $16.2 million, and the maximum amount outstanding at any month end was $29.9 million. In addition, at September 30, 2018, we had $187.6 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2018 was $127.6 million, and the maximum amount outstanding at any month end was $209.9 million.

We had no repurchase agreements outstanding at September 30, 2018, nor did we utilize any repurchase agreements during the first nine months of 2018. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of September 30, 2018, we owned $32.1 million of FHLB common stock and had obtained $219.5 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2018	2017
Net Cash Provided by Operating Activities	$1,083.5	$876.6
Net Cash Used by Investing Activities	(587.4)	(388.5)
Net Cash Used by Financing Activities	(359.3)	(518.4)
Net Increase (Decrease) in Cash and Bank Deposits	$136.8	$(30.3)
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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2018 compared to the same prior year period was due primarily to the third quarter of 2018 reserve increase for our long-term care line of business.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, fund acquisitions, and/or to fund our capital deployment program.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million.

During each of the first nine months of 2018 and 2017, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

During the second quarter of 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2018 and 2017 was $205.8 million and $307.2 million, respectively, with a portion of the cash used related to the settlement of amounts due on shares purchased in the fourth quarters of 2017 and 2016, respectively. During the first nine months of 2018 and 2017, we paid dividends of $160.2 million and $144.1 million, respectively, to holders of Unum Group's common stock.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Negative	Stable	Stable

Issuer Credit Ratings	bbb	BBB	Baa2	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A	A2	A
Provident Life and Casualty Insurance Company	A	A	NR	NR
Unum Life Insurance Company of America	A	A	A2	A
First Unum Life Insurance Company	A	A	A2	A
Colonial Life & Accident Insurance Company	A	A	A2	A
The Paul Revere Life Insurance Company	A	A	A2	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	A-	A	A2	NR
Unum Limited	NR	NR	NR	A-
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

On August 3, 2018, Fitch affirmed its A rating of our domestic insurance subsidiaries and affirmed the BBB issuer credit rating for Unum Group. Fitch also revised their outlook to negative from stable, citing the adverse reserve development in our long-term care business. There were no changes in any of the other rating agencies' outlook statements or ratings during 2018 prior to the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2017. During the first nine months of 2018, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2018, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 24, 2019. No shares were purchased during the third quarter of 2018. At September 30, 2018, the approximate dollar value of shares that may yet be purchased under the program was $650.0 million.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 10.1	Annual Incentive Plan of Unum Group, as amended effective January 1, 2018.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on October 25, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 25, 2018	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer

Date: October 25, 2018	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer