Form 10-K
period 2018-12-31
Unum Group
filed 2019-02-19
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $8.1 billion. As of February 15, 2019, there were 214,625,710 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

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

•	Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.

•	Changes in our financial strength and credit ratings.

•	Our ability to execute on our technology systems upgrades or replacements.

•	Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.

•	Actual experience in the broad array of our products that deviates from our assumptions used in pricing, underwriting, and reserving.

•	Changes in accounting standards, practices, or policies.

•	Effectiveness of our risk management program.

•	Contingencies and the level and results of litigation.

•	Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.

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

PART I

ITEM 1. BUSINESS

General

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland, and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America (Unum America), Provident Life and Accident Insurance Company (Provident), The Paul Revere Life Insurance Company (Paul Revere Life), Colonial Life & Accident Insurance Company, Starmount Life Insurance Company (Starmount Life), in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are the Closed Block and Corporate segments. These segments are discussed more fully under "Reporting Segments" included herein in this Item 1.

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

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We protect people when they need it most, and we believe the need for our products and services remains strong. We intend to continue protecting our solid margins and returns through our pricing and risk actions. We also continue to invest in our infrastructure and our employees, with a focus on quality and simplification of processes and offerings. Our strategy is centered on market growth through the expansion of our product portfolio, distribution system, and geographic footprint, and enhancing the customer experience through efficiency, simplification, and investment in digital capabilities. Accordingly, we continue to identify ways to expand our product offerings, which we believe will allow us to strengthen our brand through both new and existing customer relationships. Although the low interest rate environment continues to place pressure on our profit margins, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders and exploring merger and acquisition opportunities to enhance our business lines. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. In connection with our acquisition of Unum Poland in the fourth quarter of 2018, we changed the name of our Unum UK segment to Unum International. The Unum International segment is comprised of our Unum UK line of business and our Unum Poland line of business. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2018 is as follows:

Unum US	63.8%
Unum International	6.3
Colonial Life	17.9
Closed Block	12.0
Total	100.0%

Financial information, including discussion of the acquisition of Unum Poland, is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The percentage of Unum US segment premium income generated by each product line during 2018 is as follows:

Group Disability	43.1%
Group Life and Accidental Death & Dismemberment	30.3
Individual Disability	7.4
Voluntary Benefits	15.6
Dental and Vision	3.6
Total	100.0%

Group Long-term and Short-term Disability

We sell group long-term and short-term disability products to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70, or recovers from the disability. The benefits are limited to specified maximums as a percentage of income. Effective January 1, 2018, coverage began for our new medical stop-loss product, which is included in our group long-term disability product line. Medical stop-loss is designed to protect self-insured employers if their employees' medical claims exceed certain agreed upon thresholds.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness, effective immediately for accidents and after one week for sickness, for up to 26 weeks, limited to specified maximums as a percentage of income.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. In some cases, coverage for large employers will include retrospective experience rating provisions or will be underwritten on an experience-rated basis. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience. We also offer fee-based administrative services only (ASO) products, where the responsibility for funding claim payments remains with the customer, and fee-based family medical leave products. Premiums for our medical stop-loss product are generally based on the number of covered employees in self-insured employer groups and their estimated overall health risk plus provisions for administrative expenses, and profit.

We have defined underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Our disability policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year, but may be longer. The profitability of the policy depends on the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden. Our medical stop loss contracts are typically renewable on an annual basis and rates are not guaranteed beyond one year. There is no requirement for prospective insureds to submit evidence of insurability because coverage levels are determined for the group as a whole.

Profitability of group long-term and short-term disability insurance and our medical stop-loss product is affected by sales, persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. We routinely make pricing adjustments on our group insurance products, when contractually permitted, which take into account emerging experience and external factors.

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

Dental and Vision

Group dental and vision products are sold to employers as employee benefit products. Our group dental products include a variety of insured and self-insured dental care plans including preferred provider organizations and scheduled reimbursement plans. Our group vision products provide coverage that includes a range of both in-network and out-of-network benefits for routine vision services offered either in conjunction with our dental product offerings or as stand-alone coverage.

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

We discontinued offering our direct-to-consumer individual dental and vision products, a portion of the Starmount Life offering, in the second half of 2018 to focus on the integration of our dental and vision products in our existing Unum US and Colonial Life distribution channels.

Unum International Segment

The Unum International segment includes our operations in the United Kingdom and Poland. Unum UK's business includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum Poland's business primarily includes insurance for individual and group life with accident and health riders. Both Unum UK's and Unum Poland's products are sold primarily through field sales personnel and independent brokers and consultants. Unum Poland 's results are included within the supplemental product. The market strategy for the segment is to offer benefits to employers and employees through the workplace, with a focus on the expansion of the number of employers and employees covered in our Unum UK core market segment, which we define as employee groups with fewer than 500 employees, and the growth of the existing Unum Poland business through the incorporation of our benefits and distribution expertise.

The percentage of Unum International segment premium income generated by each product line during 2018 is as follows:

Group Long-term Disability	63.1%
Group Life	19.5
Supplemental	17.4
Total	100.0%

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

Supplemental

Supplemental products for our Unum UK line of business are sold to individual retail customers as well as groups of employees and include individual disability, group and individual critical illness, and group dental. Individual disability products provide the insured with a portion of earned income lost as a result of sickness or injury. Critical illness products provide a lump-sum benefit on the occurrence of a covered critical illness event. Group dental products generally provide fixed benefits based on specified treatments or a portion of the cost of the treatment. Unum Poland products, which include both individual and group life products, provide renewable term and whole life insurance with accident and health riders.

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

Premiums for Unum Poland products are based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit.

Profitability of our supplemental products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

Our Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our expanded dental and vision products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector market and in the commercial market, with a particular focus on the core commercial market segment, which we define for Colonial Life as accounts with fewer than 1,000 employees.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

The percentage of Colonial Life segment premium income generated by each product line during 2018 is as follows:

Accident, Sickness, and Disability	57.9%
Life	20.5
Cancer and Critical Illness	21.6
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans, accident-only plans providing benefits for injuries on a specified loss basis, and our expanded dental and vision products. It also includes accident, health, and dental plans covering hospital admissions, confinement, surgeries, and dental services on an indemnity basis.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable for which we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis for which we retain the right to change premiums at the individual account level. Premiums for our expanded dental and vision products are generally guaranteed issue with standard industry rates that vary by age and region.

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

Closed Block Segment

Our Closed Block segment consists of individual disability, group and individual long-term care, and other insurance products no longer actively marketed. Closed Block segment premium income for 2018 was comprised of approximately 39 percent individual disability and 61 percent group and individual long-term care.

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

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2018 ceded to other insurance companies.

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

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2018 was $1 million per covered life per policy. The retention amount remains at $1 million for 2019. For Unum Limited life insurance risk, during 2018 we had reinsurance agreements which provided 75 percent coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent coverage for group lump sum benefits, as well as 100 percent coverage per covered life above that amount.

We have reinsurance agreements on approximately 76 percent of our Closed Block individual disability business. As of December 31, 2018, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $4.6 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and non-U.K. line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2019, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	90.0	60.0
Fourth	180.0	60.0
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2019, after a £75 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£15.0	20.0%
Second	6.8	22.5
Total Catastrophic Coverage	£21.8

Unum Poland has additional global catastrophic reinsurance coverage of up to zł70 million with a maximum retention limit of zł0.8 million in 2018. Insurable events include passive war, as well as nuclear, chemical, biological and other forms of terrorism. This agreement was renewed with the same conditions for 2019.

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

We have a quota share reinsurance agreement under which we cede certain blocks of Unum US group long-term disability claims. The agreement is on a combination coinsurance with funds withheld and modified coinsurance basis and provides 90 percent quota share reinsurance on the ceded claims, which was increased from 80 percent during 2018 on all ceded blocks of business. We also have four reinsurance agreements that collectively cede approximately 55 percent of Unum US group life risk up to our per person retention limit for our U.S. insurance subsidiaries. These reinsurance agreements for Unum US group disability and group life allow us to more effectively manage capital in conformity with statutory accounting principles but do not meet insurance risk transfer in accordance with applicable U.S. generally accepted accounting principles (GAAP) and therefore are not accounted for as reinsurance in our consolidated GAAP financial statements.

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

In both the United Kingdom and Poland, we compete for the individual and group products we sell with a mix of large internationally recognized providers and strong local carriers.

We believe the need for the types of products we offer is significant. Individuals and families often live paycheck to paycheck with a considerable chance of being out of work.  Pressure is also mounting on governments as to the sustainability of public assistance.  Based on current penetration levels, we believe there is substantial upside growth potential.

All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of our products and the large number of insurance companies offering products in this market. There is a risk that our customers may be able to obtain more favorable terms or improved technology solutions from competitors in lieu of renewing coverage with us. The effect of competition may, as a result, adversely affect the persistency of these and other products, as well as our ability to sell products in the future.

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

Regulation

We and our subsidiaries are subject to extensive and comprehensive supervision and regulation in the United States, the United Kingdom, and Poland. The laws and regulations with which we must comply are complex and subject to change. New or existing laws and regulations may become more restrictive or otherwise adversely affect our operations. As a result of the financial market and economic challenges in recent years, regulation and the cost of compliance with regulation has continued to increase.

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

In June 2016, the U.K. held a referendum and voted to leave the European Union (EU). The U.K. subsequently invoked Article 50 of the Treaty and is due to leave the EU on March 29, 2019. The U.K.'s decision to leave the EU may add cost and complexity to our compliance efforts if new laws and regulations are established that significantly diverge from those currently in place, however, we are not aware of any indications of such changes in the short-term and do not expect significant changes over the longer term.

Our Polish insurance subsidiary, Unum Poland, is subject to regulation by the Komisja Nadzoru Finansowego (KNF) of the Financial Supervision Authority (FSA) in Poland. The KNF oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies and other financial institutions.

Capital Requirements

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the National Association of Insurance Commissioners (NAIC). The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the NAIC RBC Model Act, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. The formula is intended to be used as a regulatory tool only and is not intended as a means to rank insurers generally. The NAIC modified the RBC factors in 2018 to reflect the lower U.S. statutory income tax rate that was enacted in 2017 which resulted in lower RBC ratios for our U.S. insurance subsidiaries, including our captive reinsurers, as of December 31, 2018. Although the RBC ratios for our insurance subsidiaries are lower than the prior year, the ratios continue to remain in line with our expectations and are significantly above the level that would require state regulatory action. The NAIC has also issued a proposal to implement a new and more granular RBC structure for fixed income asset capital charges. The proposed structure will expand the fixed income asset designations from six to 20 categories and will revise factor values. We do not anticipate that the new structure related to fixed income assets will be effective before year end 2019. We will continue to monitor the NAIC's activities on this issue.

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

The NAIC has established a working group charged with developing a group capital calculation that can be used by regulators as a baseline quantitative measure in assessing the risks and financial position of insurance groups.  The initial recommendation for calculation is an RBC aggregation approach that would utilize existing regulatory calculations for legal entities within the group. Items still under development include the scope of the group of legal entities that would be subject to the calculation as well as factors to be used for non-insurance entities and non-U.S. insurance entities within the group. It is too early to predict what, if any, impact this will have on our capital requirements.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves. The effective date to begin a three-year implementation period was January 2017 and applies only to new business. The adoption of this valuation manual has not had a material impact on our statutory reserves.

In 2012, the NAIC established a subgroup to study the insurance industry's use of captive reinsurers and special purpose vehicles to transfer insurance risk and is considering ways to promote uniformity in both the approval and supervision of such reinsurers. More recently, the NAIC adopted a proposal to subject certain captive reinsurers and special purpose vehicles to the same capital requirements as traditional insurers. As the NAIC and state insurance regulators continue to examine the use of captive insurance companies to finance reserves required under current regulations, we cannot predict the ultimate outcome of their work, or how long or extensively they will continue to focus on this issue. Although we believe it to be unlikely, a potential outcome of future NAIC decisions from its various committees, task forces, and working groups is that companies could be prohibited from using captive reinsurers. No changes in the use or regulation of captive reinsurers have been proposed by the NAIC, and we are unable to predict the extent of any changes that might be made. Accordingly, we expect to continue our strategy of using captive reinsurers to manage risks and enhance capital efficiency while monitoring the NAIC's study and proposed changes in regulations. See "Reinsurance" contained herein in this Item 1 for further discussion.

The PRA has statutory requirements, including capital adequacy and liquidity requirements and minimum solvency margins, to which Unum Limited must adhere as part of the provisions of Solvency II, an EU directive that prescribes capital requirements and risk management standards for the European insurance industry.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries, which includes Unum Limited, are subject to group supervision under Solvency II.  The Unum European Economic Area (EEA) Group, which is comprised of the European holding company and its subsidiaries, received approval from the PRA to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime is implemented.  Although there are currently no indications that the regulatory capital regime for our U.K. operations will change due to the U.K.'s decision to leave the EU, it remains too early to predict what, if any, impact this may have on existing capital requirements for our U.K. entities, but economic conditions may cause volatility in our solvency ratios.

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

Insurance Holding Company Regulation

We and our U.S. insurance subsidiaries (excluding captive reinsurers) are subject to regulation under the insurance holding company laws in the states in which our insurance subsidiaries are domiciled, which currently include Maine, Massachusetts, New York, South Carolina, and Tennessee. These laws generally require each insurance company that is domiciled in the state and a member of an insurance holding company system to register with the insurance department of that state and to furnish at least annually financial and other information about the operations of companies within the holding company system, including information concerning capital structure, ownership, management, financial condition, and certain intercompany transactions. Transactions between an insurer and affiliates in the holding company system generally must be fair and reasonable and, if material, require prior notice and approval by the domiciliary insurance regulator.

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

There are a number of proposals to amend state insurance laws and regulations in ways that could affect us and our insurance subsidiaries. The NAIC has adopted or amended model laws on holding company regulation that provide for supervision of insurers at the corporate group level. The various proposals to implement group supervision include uniform standards for insurer corporate governance, group-wide supervision of insurance holding companies, adjustments to RBC calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies, including a requirement that the ultimate controlling person of a U.S. insurer submit to the lead state insurance regulator an annual enterprise risk report, which identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which require U.S. insurers to disclose detailed information regarding their governance practices. The model act and regulation must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model act and regulation are effective only in Maine, Massachusetts, and Tennessee. The NAIC adopted the Insurance Data Security Model Law, which creates a legal framework that requires insurance companies to establish cybersecurity programs designed to protect the private data of consumers. The law outlines planned cybersecurity testing, and the development of incident response plans for breach notification procedures. The model law must be adopted by individual state legislatures and insurance regulators in order to be effective in particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model law is effective only in South Carolina. The New York State Department of Financial Services has established similar regulations to this law which became effective in 2017 and the state of California has enacted the California Consumer Privacy Act of 2018.

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

Geographic Areas

Adjusted operating revenue, which excludes net realized investment gains and losses, for our Unum International segment was approximately 6 percent of our consolidated adjusted operating revenue in 2018, 2017, and 2016. As of December 31, 2018, total assets equaled approximately 6 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Employees

At December 31, 2018, we had approximately 9,600 full-time employees.

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

Name	Age	Position
Richard P. McKenney	50	President and Chief Executive Officer and a Director
John F. McGarry	61	Executive Vice President and Chief Financial Officer
Lisa G. Iglesias	53	Executive Vice President, General Counsel
Michael Q. Simonds	45	Executive Vice President, President and Chief Executive Officer, Unum US
Timothy G. Arnold	56	Executive Vice President, President and Chief Executive Officer, Colonial Life
Peter G. O'Donnell	52	Executive Vice President, Chief Executive Officer, Unum International
Elizabeth A. Ahmed	44	Executive Vice President, People and Communications
Puneet Bhasin	56	Executive Vice President, Chief Information and Digital Officer
Breege A. Farrell	59	Executive Vice President, Chief Investment Officer

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

Mr. Simonds was named Executive Vice President, President and Chief Executive Officer, Unum US in July 2013, after having served as Senior Vice President and Chief Operating Officer, Unum US from June 2012. He previously served as Senior Vice President, Growth Operations, Unum US from July 2010, and as Senior Vice President and Chief Marketing Officer, Unum US from March 2008. Mr. Simonds originally joined a Unum Group predecessor company in 1994, left the Company in 2000 to further his education, and rejoined the Company in 2003 after serving as a consultant with McKinsey & Company, a global management consulting firm.

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

Mr. O'Donnell serves as Executive Vice President, Chief Executive Officer, Unum International, having been named to this position in October 2018 when the reporting segment was previously known as Unum UK. He previously served as President and Chief Executive Officer, Unum UK, from September 2012, after having joined the Company as Unum Limited's Chief Financial Officer in 2010. Prior to joining Unum Limited, Mr. O'Donnell served as Director of Group Finance at Prudential plc, an international financial services company, from May 2008 to May 2010. He served as Finance director at Royal & SunAlliance plc, an international financial services company, from May 2005 to May 2008.

Ms. Ahmed was named Executive Vice President, People and Communications upon joining the Company in October 2018. She served as Executive Vice President, Chief Human Resources Officer, AmTrust Financial Services, Inc., a multinational insurance holding company, from May 2015 to October 2018. Prior to that, she served as Vice President of Human Resources at Equity Trust Company, a financial services company, from May 2012 to May 2015, and as Senior Vice President of Human Resources at PNC Bank, a diversified financial services institution, from August 2008 to May 2012.

Mr. Bhasin was named Executive Vice President, Chief Information and Digital Officer after joining the Company in March 2018. He served as Executive Vice President, Corporate Operations and Recycling at Waste Management, Inc., a waste management environmental services provider, from November 2015 to March 2017. While at Waste Management, he also served as Senior Vice President, Corporate Operations from November 2014, Chief Information Officer and Senior Vice President, Technology, Logistics and Customer Service from August 2012, and Senior Vice President and Chief Information Officer from December 2009.

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

We are affected by conditions in the capital markets and the general economy, primarily in the United States, the United Kingdom, Poland, and to a lesser extent, the broader global financial markets. Negative developments in the capital markets and/or the general economy could adversely affect our business and results of operations.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the United States and abroad. The primary purpose of insurance regulation is to protect policyholders, not stockholders. To that end, applicable laws establish regulatory authorities, including state insurance departments in the United States, the PRA in the United Kingdom, and the KNF in Poland, with broad administrative powers over many aspects of the insurance business. For example, our insurance subsidiaries may not be able to obtain or maintain necessary licenses, permits, authorizations, or accreditations, or may be able to do so only at great cost. In addition, we and our insurance subsidiaries may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies. These laws and regulations can be complex and subject to differing interpretations and are regularly re-examined. Existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations. For example, they may restrict or prohibit the payment of dividends by our subsidiaries to us, restrict transactions between subsidiaries and/or between us and our subsidiaries, and may require contributions of capital by us to our insurance subsidiaries even if we are otherwise in compliance with stated requirements. Failure to comply with or to obtain appropriate exemptions under any applicable laws or regulations could result in restrictions on the ability of our insurance subsidiaries to do business in one or more of the jurisdictions in which they operate and could result in fines and other sanctions, which may have a material adverse effect on our business or results of operations.

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

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

Negotiations regarding the U.K.'s plans to leave the EU on March 29, 2019 are ongoing and the anticipated resolutions remain uncertain. The magnitude and longevity of potential negative economic impacts on the growth of our Unum UK business will depend on whether an agreement is reached between the U.K. and EU as a result of exit negotiations and, if reached, the nature of the agreement and the resulting response of the U.K. marketplace. We do not expect that the underlying operations of our U.K. business to be significantly impacted by the U.K.'s exit from the EU. The insurance policies issued by our U.K. insurance subsidiary are almost exclusively written in the U.K. and cover policyholders based in the U.K. These policies will not be affected by the U.K.'s exit nor will we need to obtain additional insurance licenses to be able to continue writing these policies. For the small amount of contracts and coverages provided to companies and individuals outside of the U.K., we have developed contingency plans that could be invoked following the U.K.'s exit. The employees that support our U.K. business reside in the U.K. and will not need to change residence status after the exit. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. We may also experience higher claims incidence in the near term, which is generally correlated to periods of economic uncertainty. Additionally, it is possible that there are tax impacts associated with the exit such as revised or new tax regulations. The continued dampening of growth due to the current disruption and uncertainty in the U.K. economy may lead to lower near-term sales and premium growth. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may be unfavorably impacted by the weakening of the British pound sterling relative to preceding periods.

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

We store confidential information about our business and our policyholders, employees, agents and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering.

We and our third-party providers have experienced and likely will continue to experience information security incidents from time to time. Although known incidents have not had a material effect on our business or financial condition, there is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents that could have such an effect. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer and investor confidence in financial institutions that could negatively affect us.

Although we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits, are subject to deductibles or are not covered under any of our current insurance policies.

The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event could adversely affect our profitability, results of operations, or financial condition.

In the event of a disaster such as a natural catastrophe, an epidemic, a cyber attack, cyber security breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data or result in a significant failure of our internal control environment. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

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

All of our businesses are highly competitive. We believe that the principal competitive factors affecting our business are price, the quality of our customer's experience regarding service and claims management, integrated product choices, enrollment capabilities, financial strength, and claims-paying ratings. We compete for new product sales, the retention of existing business, and the ability to attract and retain independent agents and brokers to market our products, all of which affect our profitability. All areas of the employee benefits markets are highly competitive due to the yearly renewable term nature of the group products and the large number of insurance companies offering products in this market. There is a risk that our customers may be able to obtain more favorable terms or improved technology solutions from competitors in lieu of renewing coverage with us, particularly if industry pricing levels do not align with our view of adequate premium rates. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment capabilities, and technology solutions. The level and intensity of competition may also grow due to existing competitors becoming more aggressive, and an increase in merger and acquisition activity which may result in larger competitors with greater financial resources. There are many insurance companies which actively compete with us in our lines of business, and there is no assurance that we will be able to compete effectively against these companies and new competitors in the future. See "Competition" contained herein in Item 1 for further discussion.

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

We rely heavily on the effective operation of our information technology systems to administer our business and support the investments we are making to offer digital capabilities to enhance our customers' experience. Although we believe we have information technology systems which adequately support our business needs, we continually upgrade our existing information technology systems and acquire or develop new systems to keep pace with the rapidly changing business and technology environment. There are risks involved with upgrading or replacing information technology systems, including, but not limited to, data loss, data errors, and disruption to our operations. We seek to monitor and control our exposure to the risks arising out of these activities through our risk control framework which encompasses a variety of reporting systems, internal controls, management review processes, and other mechanisms.

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

Our financial statements are subject to the application of generally accepted accounting principles, in the United States, the United Kingdom, and Poland, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the U.S. Financial Accounting Standards Board (FASB), the U.K. Accounting Standards Board (ASB), and the NAIC. Accounting standards issued by the FASB and ASB may be influenced by the International Accounting Standards Board (IASB). Future accounting standards we adopt, including the FASB's accounting standard update related to long-duration target improvements for insurance contracts, will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition.

See Note 1 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information regarding accounting updates.

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

We use derivative financial instruments to help us manage certain risks related to our business operations, primarily interest rate risk, risk related to matching duration for our assets and liabilities, and foreign currency risk. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements. We are monitoring the developments surrounding the transition from the London Interbank Offered Rate (LIBOR) expected to occur in 2021 and the impact, if any, to our existing and future derivative financial instruments and our hedging programs.

Currency translation could materially impact our reported operating results.

The functional currency of our U.K. and Polish operations is the British pound sterling and the Polish zloty, respectively. Fluctuations in exchange rates have an effect on our reported financial results, which may be unfavorably impacted when the functional currency weakens. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert our functional currency into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K or Poland.

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

If our financial results are unfavorable, we may need to increase our capital in order to maintain our credit ratings or satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S., the PRA in the U.K., the KNF in Poland, and the rating agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny, action by regulatory authorities, or a downgrade by the rating agencies. Need for additional capital may limit a subsidiary's ability to distribute funds to our holding companies.

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

We are also monitoring the developments surrounding the transition from LIBOR to determine the impact, if any, to our existing and future debt arrangements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2018, we owned approximately 2.3 million square feet of office space, comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2018, we leased approximately 0.2 million square feet of office space in Worcester, Massachusetts and approximately 0.7 million square feet in various other locations throughout the United States, the United Kingdom, Ireland, and Poland. All of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2018
4th Quarter	$0.26
3rd Quarter	0.26
2nd Quarter	0.23
1st Quarter	0.23

2017
4th Quarter	$0.23
3rd Quarter	0.23
2nd Quarter	0.20
1st Quarter	0.20

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

As of February 15, 2019, there were 9,157 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2018	438,628	$35.46	438,628	$634,410,786
November 1 - November 30, 2018	2,507,394	36.52	2,507,394	542,845,914
December 1 - December 31, 2018	1,258,211	34.08	1,258,211	499,965,321
Total	4,204,233		4,204,233

(1) The average price paid per share excludes the cost of commissions.

(2) In May 2018, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 24, 2019.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2018	2017	2016	2015	2014
Income Statement Data

Revenue
Premium Income	$8,986.1	$8,597.1	$8,357.7	$8,082.4	$7,797.2
Net Investment Income	2,453.7	2,451.7	2,459.0	2,481.2	2,492.2
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2	(43.8)	16.1
Other Income	198.2	197.7	205.6	211.5	219.0
Total Revenue	11,598.5	11,286.8	11,046.5	10,731.3	10,524.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits[1]	8,020.4	7,055.7	6,941.8	6,782.8	7,310.8
Commissions	1,108.4	1,060.8	1,026.7	996.3	935.3
Interest and Debt Expense	167.3	159.9	166.0	152.8	167.5
Other Expenses[2]	1,674.6	1,606.4	1,564.3	1,561.1	1,568.9
Total Benefits and Expenses	10,970.7	9,882.8	9,698.8	9,493.0	9,982.5

Income Before Income Tax	627.8	1,404.0	1,347.7	1,238.3	542.0
Income Tax	104.4	409.8	416.3	371.2	139.9

Net Income	$523.4	$994.2	$931.4	$867.1	$402.1

Balance Sheet Data

Assets	$61,875.6	$64,013.1	$61,941.5	$60,563.6	$62,422.5

Long-term Debt	$2,971.3	$2,738.4	$2,999.4	$2,449.4	$2,601.6

Accumulated Other Comprehensive Income (Loss)	$(814.2)	$127.5	$(51.0)	$16.1	$166.4
Other Stockholders' Equity	9,436.0	9,447.4	9,019.0	8,647.8	8,355.5
Total Stockholders' Equity	$8,621.8	$9,574.9	$8,968.0	$8,663.9	$8,521.9

Per Share Data

Net Income
Basic	$2.38	$4.39	$3.96	$3.51	$1.57
Assuming Dilution	$2.38	$4.37	$3.95	$3.50	$1.57

Stockholders' Equity	$40.19	$43.02	$39.02	$35.96	$33.78

Cash Dividends	$0.98	$0.86	$0.77	$0.70	$0.62

Weighted Average Common Shares Outstanding
Basic (000s)	219,635.6	226,492.4	235,445.7	246,986.7	255,525.9
Assuming Dilution (000s)	220,058.6	227,335.2	235,979.2	247,854.7	256,652.8

1 Includes reserve increases of $750.8 million and $698.2 million in 2018 and 2014, respectively, related to our long-term care closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2018 reserve increase.

2 Includes the net change in deferred acquisition costs as well as compensation expense and other expenses. Includes $64.4 million in 2014 related to a settlement loss for a pension plan amendment.

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

Executive Summary

2018 Operating Performance and Capital Management

For 2018, we reported net income of $523.4 million, or $2.38 per diluted common share, compared to net income of $994.2 million, or $4.37 per diluted common share, in 2017. Net income includes net realized investment gains and losses. Included in the 2018 results is a reserve increase related to our long-term care block of business of $750.8 million before tax and $593.1 million after tax, or $2.70 per diluted common share. Excluding these items, after-tax adjusted operating income for 2018 was $1,145.0 million, or $5.20 per diluted common share. Included in the 2017 results are a loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax, or $0.06 per diluted common share, a 2017 reserve increase related to unclaimed death benefits of $39.0 million before tax and $25.4 million after tax, or $0.11 per diluted common share, and a net tax benefit related to U.S. tax reform of $31.5 million, or $0.14 per diluted common share. Excluding these items, after-tax adjusted operating income for 2017 was $976.2 million, or $4.29 per diluted common share. See "Long-term Care Reserve Increase," "Unclaimed Death Benefits Reserve Increase," "U.S. Tax Reform," "Reconciliation of Non-GAAP and Other Financial Measures," and "Consolidated Operating Results" contained herein in this Item 7 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 0.5 percent in 2018 compared to 2017, with growth in premium income, partially offset by lower net investment income. Included in adjusted operating income for the fourth quarter of 2017 is a reserve release of $19.5 million in the individual disability product line resulting from our annual review of reserve adequacy, which reflects the recognition of updated morbidity assumptions in our disabled life reserves. The benefit ratio for our Unum US segment for 2018 was 67.2 percent, compared to 67.4 percent. Unum US sales decreased 1.3 percent in 2018 compared to 2017. Overall persistency was consistent with our expectations with favorable persistency in our group product lines and less favorable persistency in our supplemental and voluntary product lines.

Our Unum International segment reported an increase of 2.0 percent in adjusted operating income, as measured in U.S. dollars. Our Unum UK line of business reported a decrease of 3.0 percent in adjusted operating income compared to 2017, as measured in local currency, due primarily to lower net investment income, partially offset by an increase in premium income. The benefit ratio for our Unum UK line of business was 74.4 percent in both 2018 and 2017. Unum UK sales, as measured in local currency, decreased 6.4 percent in 2018 compared to 2017. Persistency was favorable relative to the prior year and is consistent with our expectations. The results of our Unum Poland line of business were not material to our 2018 results of operations.

Our Colonial Life segment reported an increase in adjusted operating income of 3.1 percent in 2018 compared to 2017 due to growth in premium income and net investment income. The 2018 benefit ratio for Colonial Life was 51.4 percent, which was consistent with 2017. Colonial Life sales increased 8.0 percent in 2018 compared to 2017. Persistency was unfavorable relative to the prior year but is consistent with our expectations.

Our Closed Block segment reported an increase in adjusted operating income of 1.3 percent in 2018 compared to 2017 due primarily to an increase in net investment income and overall favorable benefits experience, partially offset by lower premium income. Benefits experience for individual disability remains within our range of expectations and was favorable in 2018 compared to 2017. Benefits experience in our long-term care line of business, excluding the reserve increase, was consistent with our expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $2.7 billion at December 31, 2018, compared to $5.7 billion at December 31, 2017, with the decrease due to higher credit spreads and U.S. Treasury rates during 2018. The earned book yield on our investment portfolio was 5.15 percent for 2018 compared to a yield of 5.23 percent for 2017.

We believe our capital and financial positions are strong. At December 31, 2018, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 370 percent, which is in line with our expectations but lower relative to the prior year as a result of the higher RBC factors adopted by the NAIC in 2018 in response to the lower U.S. statutory income tax rate. During 2018, we repurchased 8.7 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $351 million. Our weighted average common shares outstanding, assuming dilution, equaled 220.1 million for 2018 compared to 227.3 million for 2017, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of December 31, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $602 million.

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

During the third quarter of 2018, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions. The review utilized internal and external data and outside consulting firms for quality assurance and industry benchmarking. Based on our analysis, during the third quarter of 2018, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $750.8 million, or $593.1 million after-tax, to reflect our current estimate of future benefit obligations. This increase was primarily driven by the update to our liability and interest rate assumptions, particularly claims incidence and claim termination rates, which resulted in an increase to reserves of approximately $2.2 billion. Partially offsetting the increase was the update to our assumptions for premium rate increases which decreased reserves approximately $1.4 billion, resulting in the net increase to reserves of $750.8 million. See "Trends in Key Assumptions" contained herein in the "Critical Accounting Estimates" of this Item 7 for further discussion of the assumptions used in our long-term care reserve update.

2018 and 2016 Acquisitions of Business

In November 2018, we acquired 100 percent of the shares and voting interests in Jaimini Health, Inc. (Jaimini Health), a dental health maintenance organization. The acquisition of Jaimini Health will broaden our employee benefit dental offerings in the U.S., particularly in the state of California and is reported in our Unum US segment.

In October 2018, we acquired 100 percent of the shares and voting interests in Pramerica Zycie TUiR S.A. (which we have subsequently renamed Unum Zycie TUiR S.A. and refer to as Unum Poland), a financial protection benefits provider in Poland. This acquisition will expand our European presence, which we believe to be an attractive market for financial protection benefits.

In January 2018, we acquired 100 percent of the shares and voting interests in Leavelogic, Inc (Leavelogic), a leave management technology provider. The acquisition of Leavelogic will enhance our current leave management offerings by providing tools for employers and employees to better manage the family leave process and is reported in our Unum US segment.

In August 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (which collectively we refer to as Starmount). Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount broadens our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products were introduced in 2018 and are reported in our Colonial Life segment within our accident, sickness, and disability product line.
See Note 13 of the " Notes to Consolidated Financial Statements” contained herein in Item 8 for further details.

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

Similar to other insurers, we have undergone an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states.  In the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. During the fourth quarter of 2017, we established reserves which reflected our estimate of the liability expected to be paid as we execute on the terms of the settlement. Claim reserves were increased $18.5 million for Unum US group life, $8.1 million for Unum US voluntary life, and $12.4 million for Colonial Life voluntary life, for a total reserve increase of $39.0 million before tax and $25.4 million after tax.

U.S. Tax Reform

On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The TCJA, among other things, included a reduction to the U.S. corporate statutory tax rate from 35 percent to 21 percent and a tax on undistributed and previously untaxed foreign earnings and profits (Deemed Repatriation Tax) at reduced rates. As a result of these changes, we recognized a tax benefit of $97.9 million in 2017 related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the Deemed Repatriation Tax. See "Regulation" contained herein in Item 1 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further details.

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union (EU) and is due to leave the EU on March 29, 2019. We expect to see continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on whether an agreement is reached between the U.K. and EU as a result of exit negotiations and, if reached, the nature of the agreement and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. See "Regulation" contained herein in Item 1 and "Unum International Segment" contained herein this Item 7.

Consolidated Company Outlook for 2019

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk actions. Our strategy is underpinned by our core values and is centered on market growth through the expansion of our product portfolio, distribution system, and geographic footprint, and enhancing the customer experience through efficiency, simplification, and investment in digital capabilities.

Our outlook for 2019 is for continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

The low interest rate environment continues to place pressure on our profit margins. Our reported consolidated financial results may also continue to be unfavorably impacted by political and economic uncertainty in the U.K., specifically lower interest rates, wage inflation and employer spending, and claims volatility. We expect our effective tax rate for 2019 to be approximately 20 percent. The reduction in the corporate tax rate resulting from tax reform has improved the statutory earnings and cash generation of our insurance subsidiaries and our capital position remains strong.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability.

See "Executive Summary" contained herein in Item 7 and Notes 6, 7, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the impacts of the long-term care reserve increase, the TCJA, the unclaimed death benefit reserve increase, and the loss from a guaranty fund assessment, respectively.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2018		2017		2016
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$523.4	$2.38	$994.2	$4.37	$931.4	$3.95
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $(11.0); $15.0; $8.4)	(28.5)	(0.12)	25.3	0.11	15.8	0.07
Loss from Guaranty Fund Assessment (net of tax benefit of $-; $7.2; $-)	—	—	(13.4)	(0.06)	—	—
Unclaimed Death Benefits Reserve Increase (net of tax benefit of $-; $13.6; $-)	—	—	(25.4)	(0.11)	—	—
Net Tax Benefit from Impacts of TCJA	—	—	31.5	0.14	—	—
Long-term Care Reserve Increase (net of tax benefit of $157.7; $-; $-)	(593.1)	(2.70)	—	—	—	—
After-tax Adjusted Operating Income	$1,145.0	$5.20	$976.2	$4.29	$915.6	$3.88

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Total Revenue	$11,598.5	$11,286.8	$11,046.5
Excluding:
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2
Adjusted Operating Revenue	$11,638.0	$11,246.5	$11,022.3

Income Before Income Tax	$627.8	$1,404.0	$1,347.7
Excluding:
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2
Loss from Guaranty Fund Assessment	—	(20.6)	—
Unclaimed Death Benefits Reserve Increase	—	(39.0)	—
Long-term Care Reserve Increase	(750.8)	—	—
Adjusted Operating Income	$1,418.1	$1,423.3	$1,323.5

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $43.3 billion and $42.1 billion at December 31, 2018 and 2017, respectively, or approximately 81.3 percent and 77.4 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $7.2 billion at both December 31, 2018 and 2017 and are reported as a reinsurance recoverable in our consolidated balance sheets.

Policy Reserves

Policy reserves are established in the same period we issue a policy and equal the difference between projected future policy benefits and future premiums, allowing a margin for expenses and profit. These reserves relate primarily to our non-interest sensitive products, including our individual disability and voluntary benefits products in our Unum US segment; individual disability and life products in our Unum International segment; disability and cancer and critical illness policies in our Colonial Life segment; and individual disability, long-term care, and other products in our Closed Block segment. The reserves are calculated based on assumptions that were appropriate at the date the policy was issued and are not subsequently modified unless the policy reserves become inadequate (i.e. loss recognition occurs).

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

Because the key policy reserve assumptions for policy persistency, mortality and morbidity, and discount rates are all locked in at policy issuance based on assumptions appropriate at that time, policy reserve assumptions are generally not changed due to a change in claim status from active to disabled subsequent to policy issuance.  Depending on the funding mechanism, a full policy reserve is held during disability reflecting continued funding of the full policy reserve during a disability claim, or a fractional policy reserve is held reflecting that the individual policyholder would need to recover before he or she can again generate future claims for a separate occurrence. The policy reserves build up and release over time based on assumptions made at the time of policy issuance such that the reserve is eliminated as policyholders either reach the terminal age for coverage, die, or voluntarily lapse the policy. Policy reserves for Unum US, Unum International, and Colonial Life products are determined using the net level premium method as prescribed by GAAP. In applying this method, we use, as applicable by product type, morbidity and mortality incidence rate assumptions, claim resolution rate assumptions, and policy persistency assumptions, among others, to determine our expected future claim payments and expected future premium income. We then apply an interest, or discount, rate to determine the present value of the expected future claims and claim expenses we will pay and the expected future premiums we will receive, with a provision for profit allowed.

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

We use a tabular reserve methodology on reported claims for our Unum US group long-term disability and individual disability claims as well as for our Closed Block individual disability and group and individual long-term care claims. Under the tabular reserve methodology, reserves for reported claims are based on certain characteristics of the actual reported claimants, such as age, length of time disabled, and medical diagnosis, as well as assumptions regarding claim duration, discount rate, and policy benefit offsets. We believe the tabular reserve method is the most accurate to calculate long-term liabilities and allows us to use the most available known facts about each claim. IBNR claim reserves for our long-term products are calculated using the count and severity method using historical patterns of the claims to be reported and the associated claim costs. For Unum US group short-term disability products, an estimate of the value of future payments to be made on claims already submitted, as well as on

IBNR claims, is determined in aggregate using a paid loss development method rather than on the individual claimant basis that we use for reported claims on long-term products. The average length of time between the event triggering a claim under a policy and the final resolution of those claims is much shorter for these products than for our long-term liabilities and results in less estimation variability.

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

Claim reserves supporting the group and individual dental and vision products reported in our Unum US and Colonial Life segments have a short claim payout period. As a result, the reserves, which primarily represent IBNR and a small amount of claims pending payment, are calculated using the paid loss development method.

Claim reserves supporting our Unum International segment are calculated using generally the same methodology that we use for Unum US disability and group term life reserves. Claim reserves for our Unum UK group dependent life product are calculated using discounted cash flows, based on our assumptions for claim duration and discount rates. The assumptions used in calculating claim reserves for this segment are based on standard country-specific industry experience, adjusted for our own experience.

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

The following table displays policy reserves, incurred claim reserves, and IBNR claim reserves by major product line, with the summation of the policy reserves and claim reserves shown both gross and net of the associated reinsurance recoverable. Incurred claim reserves represent the expected benefits payable under each incurred claim, along with other expenses associated with the payment of the claims. IBNR claim reserves include provisions for incurred but not reported claims and a provision for reopened claims for our disability products. The IBNR and reopened claim reserves for our disability products are developed and maintained in aggregate based on historical monitoring. Impacting year over year comparability of policy and claim reserves in the following chart is the 2018 long-term care reserve increase. See "Executive Summary" contained herein in this Item 7 and Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

(in millions of dollars)	December 31, 2018
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,900.0	$670.8	28.4%	$6,570.8	$71.0	$6,499.8
Group Life and Accidental Death & Dismemberment	52.9	0.3	750.7	217.8	4.2	1,021.4	7.1	1,014.3
Individual Disability	518.4	2.6	1,357.8	137.1	6.4	2,013.3	217.1	1,796.2
Voluntary Benefits	1,643.9	8.1	49.0	58.1	0.5	1,751.0	27.1	1,723.9
Dental and Vision	—	—	0.1	14.5	0.2	14.6	0.2	14.4
Unum US Segment	2,215.2	11.0	8,057.6	1,098.3	39.7	11,371.1	322.5	11,048.6

Unum International Segment	175.7	0.9	1,838.4	115.0	8.4	2,129.1	84.6	2,044.5

Colonial Life Segment	2,112.5	10.5	292.6	131.4	1.8	2,536.5	8.0	2,528.5

Individual Disability	332.2	1.6	9,085.0	199.6	40.1	9,616.8	1,646.6	7,970.2
Long-term Care	9,463.2	46.9	1,787.6	235.7	8.7	11,486.5	39.9	11,446.6
Other	5,869.5	29.1	187.6	120.2	1.3	6,177.3	5,119.8	1,057.5
Closed Block Segment	15,664.9	77.6	11,060.2	555.5	50.1	27,280.6	6,806.3	20,474.3

Subtotal	$20,168.3	100.0%	$21,248.8	$1,900.2	100.0%	43,317.3	7,221.4	36,095.9

Adjustment Related to Unrealized Investment Gains and Losses						3,220.3	261.4	2,958.9

Consolidated						$46,537.6	$7,482.8	$39,054.8

	December 31, 2017
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$6,047.0	$624.2	28.7%	$6,671.2	$73.8	$6,597.4
Group Life and Accidental Death & Dismemberment	54.9	0.3	735.5	208.0	4.1	998.4	5.2	993.2
Individual Disability	533.4	2.8	1,318.0	137.6	6.3	1,989.0	207.5	1,781.5
Voluntary Benefits	1,566.7	8.3	46.7	61.0	0.5	1,674.4	27.3	1,647.1
Dental and Vision	—	—	0.7	11.3	0.1	12.0	0.3	11.7
Unum US Segment	2,155.0	11.4	8,147.9	1,042.1	39.7	11,345.0	314.1	11,030.9

Unum International Segment	18.1	0.1	1,918.3	108.3	8.7	2,044.7	87.0	1,957.7

Colonial Life Segment	1,989.4	10.5	288.3	137.2	1.8	2,414.9	8.5	2,406.4

Individual Disability	418.5	2.2	9,407.4	219.1	41.5	10,045.0	1,619.8	8,425.2
Long-term Care	8,414.3	44.5	1,494.8	150.9	7.1	10,060.0	40.3	10,019.7
Other	5,894.8	31.3	187.3	120.4	1.2	6,202.5	5,090.6	1,111.9
Closed Block Segment	14,727.6	78.0	11,089.5	490.4	49.8	26,307.5	6,750.7	19,556.8

Subtotal	$18,890.1	100.0%	$21,444.0	$1,778.0	100.0%	42,112.1	7,160.3	34,951.8

Adjustment Related to Unrealized Investment Gains and Losses						5,094.7	375.8	4,718.9

Consolidated						$47,206.8	$7,536.1	$39,670.7

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

Establishing reserve assumptions is complex and involves many factors. Reserves, particularly for policies offering insurance coverage for long-term disabilities and long-term care, are dependent on numerous assumptions other than just those presented in the preceding discussion. The impact of internal and external events, such as changes in claims operational procedures, economic trends such as the rate of unemployment and the level of consumer confidence, the emergence of new diseases, new trends and developments in medical treatments, and legal trends and legislative changes, including changes to social security and other government-based welfare benefits programs which provide policy benefit offsets, among other factors, will influence claim incidence rates, claim resolution rates, and claim costs. In addition, for policies offering coverage for disability or long-term care at advanced ages, the level and pattern of mortality rates at advanced ages will impact overall benefit costs. Reserve assumptions differ by product line and by policy type within a product line. Additionally, in any period and over time, our actual experience may have a positive or negative variance from our long-term assumptions, either singularly or collectively, and these variances may offset each other. We test the overall adequacy of our reserves using all assumptions and with a long-term view of our expected experience over the life of a block of business rather than test just one or a few assumptions independently that may be aberrant over a short period of time. Therefore, while it is possible to evaluate the sensitivity of overall adequacy results in our reserves based upon a change in each individual assumption, the actual impacts of changes to a variety of underlying assumptions must be considered in the aggregate by product line in order to judge the overall potential implications to reserve adequacy. The following section presents an overview of our trend analysis for key assumptions and the results of variability in our assumptions, in aggregate, for the reserves which we believe are reasonably possible to have a material impact on our future financial results if actual claims yield a materially different amount than what we currently expect and have reserved for, either favorable or unfavorable.

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

Claim incidence rates for Unum US group long-term disability were generally consistent in 2018 compared to the prior year.

In 2018, both short-term and long-term interest rates increased. The long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group long-term disability product line and in our Closed Block individual disability product line have exhibited some variability over the last several years. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2018 and 2017 have varied between +10 and -13 percent in our Closed Block individual disability line of business. Actual quarterly rates during 2018 and 2017 have varied by +5 and -5 percent in our Unum US group long-term disability line of business. During 2018, claim resolution rates pertaining to overall mortality experience were relatively consistent with the levels of 2017 and 2016. On an annual basis for the years 2016 to 2018, our overall claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions.

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

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2018 claim reserve balance
	(in millions of dollars)
Unum US group long-term disability	3.3%	$207
Closed Block individual disability	2.6%	$209

In addition to our Unum US group long-term disability and Closed Block individual disability lines of business, we consider variability in our reserve assumptions related to long-term care policy reserves.  These reserves are held under the gross premium valuation method with assumptions established during the third quarter of 2018, the date of the latest loss recognition. Assumptions for policy reserves do not change after the date of loss recognition unless reserves are again determined to be deficient. As such, positive developments will result in the accumulation of reserve margin, while adverse developments would result in an additional reserve charge.  Policy reserves for long-term care are based upon a number of key assumptions, and each assumption has various factors which may impact the long-term outcome. Key assumptions with respect to morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases must incorporate extended views of expectations for many years into the future. Reserves are highly sensitive to these estimates.

During the third quarter of 2018, we completed our annual review of policy reserve adequacy for our long-term care line of business, which incorporated our most recent experience and included a review of all assumptions. The review utilized internal and external data and outside consulting firms for quality assurance and industry benchmarking. Based on our analysis, we updated our reserve assumptions as discussed in the following paragraphs. In addition, we have also included a sensitivity analysis for these assumptions for both favorable and unfavorable deviations applied throughout the entire life of the block. This sensitivity analysis was completed as of the date of our assumption update announcement in the third quarter of 2018 and will not be updated unless reserves are again determined to be deficient in the future.

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

•
We updated our claim termination assumptions, which are primarily affected by the death, and to a lesser extent, the recovery of the insured to largely reflect our experience. A three percent unfavorable change in the claim termination assumption would result in approximately a $370 million decrease to reserve margin and a three percent favorable change would result in approximately a $360 million increase to reserve margin.

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

•
We updated our discount rate assumption to reflect our expectation for the low interest rate environment to persist and our expected impact on future long-term care new money yield rates. Our updated expectation for long-term care new money yield rates assumes a rate of 5.5 percent through 2021 and then a gradual increase to 6.25 percent by 2025, when we assume no further increase. A 0.25 percent change in the new money yield rate assumption would result in an approximately $250 million change in reserve margin depending on whether the change was favorable or unfavorable. Alternatively, a 0.25 percent change in the overall assumed discount rate, which includes the new money yield rate assumption, would impact the reserve margin within an approximate range of $450 million to $500 million, assuming all other factors held constant.

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

Approximately 89.4 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  During 2018, our key assumptions used to develop the future amortization of acquisition costs deferred during 2018 did not change materially from those used in 2017.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2018 and 2017.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2018	2017
					(in millions of dollars)
Unum US
Group Disability	6	26%	0%	0%	$100.3	$96.8
Group Life and Accidental Death & Dismemberment	6	28%	0%	0%	80.0	77.7
Supplemental and Voluntary:
Individual Disability	20	71%	47%	20%	430.8	431.3
Voluntary Benefits	20	54%	19%	7%	619.7	596.2
Dental and Vision	4	29%	0%	0%	8.6	3.4

Unum International
Group Long-term Disability	3	0%	0%	0%	2.4	3.2
Group Life	3	0%	0%	0%	1.1	1.3
Supplemental	21	58%	14%	4%	16.5	16.8

Colonial Life
Accident, Sickness, and Disability	15	44%	11%	1%	530.1	494.0
Life	25	67%	29%	13%	293.9	252.5
Cancer and Critical Illness	19	57%	25%	10%	226.0	211.4

Totals					$2,309.4	$2,184.6

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

Fair Value of Investments

All of our fixed maturity securities, which are classified as available-for-sale, and all our unrestricted equity securities are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We report our investments in private equity partnerships at our share of the partnerships' net asset value per share or its equivalent (NAV), as a practical expedient for fair value.

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

As of December 31, 2018, the key assumptions we generally used to estimate the fair value of these types of securities included those listed below. Where appropriate, we have noted the assumption used for the prior period as well as the reason for the change.

•
Risk-free interest rates of 2.51 percent for five-year maturities to 3.02 percent for 30-year maturities were derived from the December 31, 2018 yield curve for U.S. Treasury Bonds with similar maturities. This compares to interest rates of 2.21 percent for five-year maturities to 2.74 percent for 30-year maturities used at December 31, 2017.

•
Baa corporate bond spread adjustments ranging from 1.23 percent to 2.68 percent were added to the risk-free rate to reflect additional credit risk and the lack of liquidity. We used spread adjustments ranging from 0.83 percent to 1.97 percent at December 31, 2017. The changes were based on observable market spreads. Newly issued private placement securities have historically offered yield premiums higher than a similar interest rate spread on comparable newly issued public securities.

•	Additional basis points were added as deemed appropriate for foreign investments, certain industries, and individual securities in certain industries that are considered to be of greater risk.

As of December 31, 2018, approximately 11.7 percent of our fixed maturity securities were categorized as Level 1, 84.5 percent as Level 2, and 3.8 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2019	2018	2019	2018	2019	2018
Discount Rate	4.40%	3.80%	2.90%	2.50%	4.40%	3.70%
Expected Long-term Rate of Return on Plan Assets	7.00%	6.75%	4.30%	3.90%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2018
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(3.8)	$(159.4)	$126.5
Discount Rate	- 50 bp	1.7	180.0	(141.2)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(9.0)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	9.0	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2018, the fair value of plan assets in our U.S. qualified defined benefit pension plan decreased $127.7 million, or 8.1 percent due to an unfavorable return on assets which resulted in a loss of approximately 3.4 percent and the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan decreased £17.5 million, or 9.3 percent, due to an unfavorable return on assets which resulted in a loss of approximately 6.4 percent, as well as the payment of benefits and expenses. Although our rate of return on plan assets for 2018 did not meet our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2018, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $700.6 million and an unrecognized prior service credit of $2.3 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $721.5 million at December 31, 2018, will be amortized over the average remaining life expectancy of the plan, which is approximately 24 years for the U.S. plan and 31 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $20.9 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at three years, to the extent the loss is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2018, $479.3 million of the actuarial loss was outside of the corridor for the U.S. plans and £21.3 million was outside of the corridor for the U.K. plan. At December 31, 2018, $8.3 million of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $22.1 million, $19.6 million, and $15.8 million in 2018, 2017, and 2016, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,454.9 million at December 31, 2018, compared to $1,582.6 million at December 31, 2017. The plan was in an underfunded position of $294.2 million and $348.8 million at December 31, 2018 and December 31, 2017, respectively. This year-over-year change was due primarily to the decrease in period benefit obligations due to the increase in discount rate, partially offset by lower than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £170.2 million at December 31, 2018, compared to £187.6 million at December 31, 2017. The U.K. pension plan was in an overfunded position of £4.7 million and £7.2 million at December 31, 2018 and 2017, respectively.

The fair value of plan assets in our OPEB plan was $10.1 million and $10.5 million at December 31, 2018 and 2017, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

In connection with the TCJA, we recognized a tax benefit of $97.9 million in 2017 related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the tax on undistributed and previously untaxed foreign earnings and profits. During 2018, we continued to refine our calculations during the one-year measurement period after the enactment date as allowed by SAB 118 and increased our provisional Repatriation Tax estimate by $11.5 million to $77.9 million.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Revenue
Premium Income	$8,986.1	4.5%	$8,597.1	2.9%	$8,357.7
Net Investment Income	2,453.7	0.1	2,451.7	(0.3)	2,459.0
Net Realized Investment Gain (Loss)	(39.5)	(198.0)	40.3	66.5	24.2
Other Income	198.2	0.3	197.7	(3.8)	205.6
Total Revenue	11,598.5	2.8	11,286.8	2.2	11,046.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	8,020.4	13.7	7,055.7	1.6	6,941.8
Commissions	1,108.4	4.5	1,060.8	3.3	1,026.7
Interest and Debt Expense	167.3	4.6	159.9	(3.7)	166.0
Deferral of Acquisition Costs	(668.0)	6.4	(628.0)	6.0	(592.4)
Amortization of Deferred Acquisition Costs	565.5	7.3	527.1	6.9	493.0
Compensation Expense	885.9	3.9	852.3	1.6	839.1
Other Expenses	891.2	4.2	855.0	3.7	824.6
Total Benefits and Expenses	10,970.7	11.0	9,882.8	1.9	9,698.8

Income Before Income Tax	627.8	(55.3)	1,404.0	4.2	1,347.7
Income Tax	104.4	(74.5)	409.8	(1.6)	416.3

Net Income	$523.4	(47.4)	$994.2	6.7	$931.4

Fluctuations in exchange rates, particularly between the British pound sterling and the U.S. dollar for our U.K. operations, have an effect on our consolidated financial results. In periods when the pound weakens relative to the preceding period, translating pounds into dollars decreases current period results relative to the prior period. In periods when the pound strengthens, translating pounds into dollars increases current period results relative to the prior period.

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.336, 1.290, and 1.357 for the years ended 2018, 2017, and 2016, respectively. If the 2017 and 2016 results for our U.K. operations had been translated at the 2018 exchange rate, our adjusted operating revenue by segment would have been higher by approximately $23 million in 2017 and lower by approximately $9 million in 2016. Additionally, our adjusted operating income would have been higher by approximately $4 million in 2017 and lower by approximately $2 million in 2016. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.
We continued to report year-over-year premium growth in 2018 and 2017 in each of our principal operating business segments, as measured in local currency, due to overall sales growth, the expansion of our dental and vision products, and generally stable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income increased slightly in 2018 relative to 2017 due primarily to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in the yield on invested assets. Net investment income decreased slightly in 2017 relative to 2016 due primarily to a decrease in yield on invested assets and the unfavorable impact of the lower foreign currency exchange rate on translated financial results, mostly offset by an increase in the level of invested assets, higher income from inflation index-linked bonds in our Unum International segment, and higher miscellaneous investment income.

We recognized $17.5 million of other-than-temporary impairment losses on fixed maturity securities in 2018 compared to losses of $8.1 million and $30.5 million in 2017 and 2016, respectively. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(15.2) million, $30.8 million, and $40.9 million in 2018, 2017, and 2016, respectively. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Overall benefits experience was unfavorable in 2018 relative to the prior periods, with a consolidated benefit ratio of 89.3 percent in 2018 compared to 82.1 percent in 2017 and 83.1 percent in 2016. Excluding the 2018 long term care reserve increase and the 2017 unclaimed death benefits reserve increase, the benefit ratios for 2018 and 2017 were 80.9 percent and 81.6 percent, respectively. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions and the deferral of acquisition costs increased year-over-year in 2018 and 2017 due primarily to overall sales growth. The amortization of deferred acquisition costs increased year-over-year in 2018 and 2017 due to growth in the level of the deferred asset in our Unum US and Colonial Life segments.

Interest and debt expense was higher in 2018 relative to 2017 due primarily to a higher level of outstanding debt and a higher overall rate of interest. Interest and debt expense was lower in 2017 relative to 2016 due primarily to a lower level of outstanding debt, partially offset by a higher overall rate of interest. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other expenses, including compensation expense, increased in each of the years presented above. Excluding the loss from a guaranty fund assessment in 2017, the year-over-year premium growth rates mostly offset the growth rates in compensation and other expenses as we continue our focus on expense management and operating efficiencies, resulting in a generally stable other expense ratio relative to the prior years.

Our effective income tax rate for 2018 was 16.6 percent, compared to 29.2 percent in 2017 and 30.9 percent in 2016.  The TCJA was enacted in December 2017 and stipulated a reduction of the U.S. statutory rate from 35 percent to 21 percent effective in 2018. Our 2018 effective tax rate differed from the U.S. statutory rate due to favorable tax credits and adjustments related to our prior year tax return. Our effective tax rate for 2017 was favorably impacted by the enactment of the TCJA, which reduced the net deferred tax liability related to our U.S. operations by $97.9 million in 2017 partially offset by a tax of $66.4 million Deemed Repatriation Tax. Our effective tax rate in 2016 differed from the U.S. statutory rate due to tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate including a favorable impact of the enactment of an income tax rate reduction by the U.K. government. This enactment reduced the net deferred tax liability related to our U.K. operations by $4.5 million in 2016.

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

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Unum US	$1,114.6	(1.3)%	$1,129.0	19.6%	$943.8

Unum International	$87.0	1.3%	$85.9	1.7%	$84.5

Colonial Life	$561.3	8.0%	$519.7	7.5%	$483.6

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
Sales, persistency of the existing block of business, employment and salary growth, and the effectiveness of a renewal program are indicators of growth in premium income. Trends in new sales, as well as existing market share, also indicate the potential for growth in our respective markets and the level of market acceptance of price levels and new product offerings. Sales results may fluctuate significantly due to case size and timing of sales submissions.
See "Segment Results" as follows for a discussion of sales by segment.

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. Financial information for each of our reporting segments is as follows.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income	$5,736.4	5.4%	$5,443.5	3.9%	$5,240.9
Net Investment Income	778.7	(4.0)	811.2	(2.1)	828.7
Other Income	118.5	4.7	113.2	(0.1)	113.3
Total	6,633.6	4.2	6,367.9	3.0	6,182.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	3,856.5	4.4	3,693.4	1.9	3,624.3
Commissions	620.6	5.0	590.8	1.8	580.4
Deferral of Acquisition Costs	(344.0)	5.7	(325.5)	3.6	(314.1)
Amortization of Deferred Acquisition Costs	315.1	7.3	293.6	6.7	275.2
Other Expenses	1,170.8	3.4	1,132.7	2.7	1,102.9
Total	5,619.0	4.3	5,385.0	2.2	5,268.7

Income Before Income Tax and Net Realized Investment Gains and Losses	1,014.6	3.2	982.9	7.5	914.2
UDB Reserve Increase	—	N.M.	26.6	N.M.	—
Adjusted Operating Income	$1,014.6	0.5	$1,009.5	10.4	$914.2

Operating Ratios (% of Premium Income):
Benefit Ratio	67.2%		67.8%		69.2%
Benefit Ratio Excluding UDB Reserve Increase			67.4%
Other Expense Ratio	20.4%		20.8%		21.0%
Income Ratio			18.1%
Adjusted Operating Income Ratio	17.7%		18.5%		17.4%

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,766.2	0.9%	$1,749.6	1.3%	$1,726.6
Group Short-term Disability	706.3	10.4	639.8	2.2	626.1
Total Premium Income	2,472.5	3.5	2,389.4	1.6	2,352.7
Net Investment Income	432.7	(6.0)	460.5	(4.0)	479.5
Other Income	109.0	10.9	98.3	7.9	91.1
Total	3,014.2	2.2	2,948.2	0.9	2,923.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,880.7	2.9	1,828.5	(1.9)	1,863.8
Commissions	186.5	2.5	181.9	2.1	178.2
Deferral of Acquisition Costs	(48.2)	2.8	(46.9)	1.1	(46.4)
Amortization of Deferred Acquisition Costs	44.7	12.0	39.9	11.1	35.9
Other Expenses	612.2	4.3	587.0	2.6	572.1
Total	2,675.9	3.3	2,590.4	(0.5)	2,603.6

Adjusted Operating Income	$338.3	(5.4)	$357.8	11.9	$319.7

Operating Ratios (% of Premium Income):
Benefit Ratio	76.1%		76.5%		79.2%
Other Expense Ratio	24.8%		24.6%		24.3%
Adjusted Operating Income Ratio	13.7%		15.0%		13.6%

Persistency:
Group Long-term Disability	90.9%		89.9%		91.0%
Group Short-term Disability	87.2%		86.6%		87.7%

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017, driven primarily by growth in the in-force block due to higher prior period sales and improved persistency. Net investment income was lower relative to 2017 due to a decrease in the level of invested assets and a decline in yield on invested assets, partially offset by higher miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

Benefits experience was favorable compared to 2017 due primarily to favorable claim recovery experience in our group long-term disability product line, partially offset by higher claims incidence in certain of our group short-term disability products.

Commissions and the deferral of acquisition costs were higher compared to 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased relative to 2017 due to growth in the level of the deferred asset. Our other expense ratio for 2018 increased compared to 2017 due primarily to an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.

We had goodwill of $8.9 million at December 31, 2018, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased compared to 2016, driven primarily by growth in the in-force block due to higher sales, partially offset by lower persistency. Net investment income was lower relative to 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous investment income. Other income is comprised primarily of fees from administrative services products.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Group Life	$1,583.7	7.9%	$1,467.5	4.1%	$1,410.0
Accidental Death & Dismemberment	156.3	6.0	147.5	5.1	140.3
Total Premium Income	1,740.0	7.7	1,615.0	4.2	1,550.3
Net Investment Income	106.5	(3.1)	109.9	(3.1)	113.4
Other Income	4.7	(2.1)	4.8	6.7	4.5
Total	1,851.2	7.0	1,729.7	3.7	1,668.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,237.7	5.8	1,169.8	5.1	1,112.6
Commissions	141.1	7.5	131.3	3.5	126.8
Deferral of Acquisition Costs	(38.2)	5.5	(36.2)	1.4	(35.7)
Amortization of Deferred Acquisition Costs	35.9	12.5	31.9	9.2	29.2
Other Expenses	214.6	(1.3)	217.4	1.8	213.5
Total	1,591.1	5.1	1,514.2	4.7	1,446.4

Income Before Income Tax and Net Realized Investment Gains and Losses	260.1	20.7	215.5	(2.8)	221.8
UDB Reserve Increase	—	N.M.	18.5	N.M.	—
Adjusted Operating Income	$260.1	11.2	$234.0	5.5	$221.8

Operating Ratios (% of Premium Income):
Benefit Ratio	71.1%		72.4%		71.8%
Benefit Ratio Excluding UDB Reserve Increase			71.3%
Other Expense Ratio	12.3%		13.5%		13.8%
Income Ratio			13.3%
Adjusted Operating Income Ratio	14.9%		14.5%		14.3%

Persistency:
Group Life	91.2%		88.0%		90.7%
Accidental Death & Dismemberment	89.9%		87.2%		90.3%

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017 with growth in the in-force block due to prior period sales growth and favorable persistency. Net investment income was lower compared to 2017 due to a decline in yield on invested assets, partially offset by an increase in the level of invested assets and higher miscellaneous investment income.

Benefits experience was favorable compared to 2017 due to the previously discussed 2017 reserve increase for unclaimed death benefits in our group life product line and favorable 2018 experience in our accidental death and dismemberment product line. Excluding the 2017 reserve increase, benefits experience was generally consistent with the prior year.

Commissions and the deferral of acquisition costs were higher compared to 2017 due to prior period sales growth. The amortization of deferred acquisition costs increased relative to 2017 due to growth in the level of the deferred asset. The other expense ratio improved compared to 2017 due to growth in premium income and a continued focus on expense management and operating efficiencies balanced with continued investment in the growth of our business.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased compared to 2016 with growth in the in-force block due to higher sales, partially offset by a decline in persistency. Net investment income was lower compared to 2016 due to a decline in yield and a lower level of invested assets, partially offset by higher miscellaneous investment income.

Benefits experience was unfavorable compared to 2016 due to the 2017 reserve increase for unclaimed death benefits in the group life product line. Excluding this reserve increase, benefits experience was favorable due primarily to favorable average claim size in our group life product line, partially offset by higher incidence in the accidental death and dismemberment product line.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Individual Disability	$425.4	1.2%	$420.2	(12.5)%	$480.3
Voluntary Benefits	895.7	5.5	849.4	6.6	796.5
Dental and Vision	202.8	19.6	169.5	177.4	61.1
Total Premium Income	1,523.9	5.9	1,439.1	7.6	1,337.9
Net Investment Income	239.5	(0.5)	240.8	2.1	235.8
Other Income	4.8	(52.5)	10.1	(42.9)	17.7
Total	1,768.2	4.6	1,690.0	6.2	1,591.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	738.1	6.2	695.1	7.3	647.9
Commissions	293.0	5.5	277.6	0.8	275.4
Deferral of Acquisition Costs	(257.6)	6.3	(242.4)	4.5	(232.0)
Amortization of Deferred Acquisition Costs	234.5	5.7	221.8	5.6	210.1
Other Expenses	344.0	4.8	328.3	3.5	317.3
Total	1,352.0	5.6	1,280.4	5.1	1,218.7

Income Before Income Tax and Net Realized Investment Gains and Losses	416.2	1.6	409.6	9.9	372.7
UDB Reserve Increase	—	N.M.	8.1	N.M.	—
Adjusted Operating Income	$416.2	(0.4)	$417.7	12.1	$372.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	50.6%		47.2%		52.9%
Voluntary Benefits	42.8%		44.6%		44.3%
Voluntary Benefits Excluding UDB Reserve Increase			43.6%
Dental and Vision	68.5%		69.6%		66.6%
Other Expense Ratio	22.6%		22.8%		23.7%
Income Ratio			28.5%
Adjusted Operating Income Ratio	27.3%		29.0%		27.9%

Persistency:
Individual Disability	90.3%		91.0%		91.1%
Voluntary Benefits	75.9%		77.5%		76.9%
Dental and Vision	84.5%		85.4%		84.6%

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017 driven by higher sales, including dental and vision where we continue to expand its distribution, partially offset by unfavorable persistency. Net investment income was slightly lower compared to 2017 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by a higher level of invested assets. Other income is comprised primarily of surrender fees in our voluntary benefits product line, which continue to decline as our interest sensitive life products mature.

Benefits experience for the individual disability product line compared to 2017 was less favorable due to a prior year reserve release of $19.5 million resulting from our 2017 annual reserve adequacy update that did not recur and unfavorable claims activity, partially offset by favorable mortality experience in 2018. Benefits experience for voluntary benefits was favorable compared to 2017 due primarily to the previously discussed 2017 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was favorable across most of our voluntary product lines. Benefits experience for the dental and vision product line was favorable compared to 2017 and was within our expectations.

Commissions and the deferral of acquisition costs were higher compared to 2017 due primarily to sales growth. The amortization of deferred acquisition costs increased year over year due to growth in the level of the deferred asset. Our other expense ratio improved relative to 2017 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with an increase in operational investments in our business.

We had goodwill of $271.1 million at December 31, 2018, none of which is currently believed to be at risk for future impairment.

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

Net investment income was higher compared to 2016 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield. Other income decreased relative to 2016 due primarily to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience was favorable for the individual disability product line compared to 2016 due primarily to lower claim volumes and a reserve release of $19.5 million resulting from our annual reserve adequacy update, partially offset by the impact to our benefit ratio from the reinsurance agreement we entered into during the fourth quarter of 2016. Benefits experience for voluntary benefits was unfavorable compared to 2016 due primarily to the 2017 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was favorable driven primarily by a continued shift in product mix and favorable claims experience, primarily in our critical illness product line. The dental and vision product line will typically have a higher benefit ratio than the other product lines reported in our supplemental and voluntary line of business, but did experience less favorable claims experience relative to 2016.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$243.8	1.2%	$240.8	10.6%	$217.8
Group Short-term Disability	138.7	(14.6)	162.5	41.8	114.6
Group Life and AD&D	282.4	(9.0)	310.5	15.0	270.1
Subtotal	664.9	(6.9)	713.8	18.5	602.5
Supplemental and Voluntary
Individual Disability	77.2	13.7	67.9	4.3	65.1
Voluntary Benefits	303.1	3.6	292.5	11.8	261.7
Dental and Vision	69.4	26.6	54.8	N.M	14.5
Subtotal	449.7	8.3	415.2	21.7	341.3
Total Sales	$1,114.6	(1.3)	$1,129.0	19.6	$943.8

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$395.1	(5.2)%	$416.9	10.3%	$378.1
Large Case Market	269.8	(9.1)	296.9	32.3	224.4
Subtotal	664.9	(6.9)	713.8	18.5	602.5
Supplemental and Voluntary	449.7	8.3	415.2	21.7	341.3
Total Sales	$1,114.6	(1.3)	$1,129.0	19.6	$943.8

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Group sales decreased compared to 2017 due to lower sales to new and existing customers in both the core market segment, which we define as employee groups with fewer than 2,000 employees, and in the large case market segment. The sales mix in the group market sector for 2018 was approximately 59 percent core market and 41 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased compared to 2017 due to higher sales to both new and existing customers. Voluntary benefits sales increased compared to 2017, primarily driven by higher sales to existing customers in both the core and large case markets, partially offset by lower sales to new customers in the large case market. Dental and vision sales increased compared to 2017 driven by higher sales to both new and existing customers resulting from our continued expansion.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Group sales increased compared to 2016 due to higher sales to new customers in both the core market segment and in the large case market segment. The sales mix in the group market sector for 2017 was approximately 58 percent core market and 42 percent large case market.

Individual disability sales increased compared to 2016 due to higher sales to new customers. Voluntary benefits sales increased compared to 2016, primarily driven by higher sales in both the core and large case markets. Also contributing to supplemental and voluntary sales in 2017 compared to 2016 were higher sales of the dental and vision products resulting from the Starmount acquisition in the third quarter of 2016.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2019, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the re-design of our processes and the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. We will continue to focus on the expansion of products, which includes dental and vision, medical stop-loss, and leave management services, while also introducing new voluntary benefits products. Additionally, we will focus on client expansion, consumer engagement, and collaborative partnerships, all underpinned by strong risk management. We believe our active client management and differentiated integrated customer experience across our product lines will continue to enable us to grow our market.

We anticipate stable adjusted operating income growth in 2019, with disciplined sales and premium growth, consistent risk management, and improving operational efficiency.  We believe our underlying profitability will remain strong throughout the year, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may be unfavorably impacted by fluctuations in miscellaneous investment income and lower asset levels resulting from improved capital efficiency.  As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We expect that our underwriting results in 2019 will continue at a level generally consistent with 2018. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum International Segment

The Unum International segment is comprised of our operations in both the United Kingdom and Poland and includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, critical illness, and our Unum Poland products. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$358.9	5.5%	$340.3	(4.2)%	$355.2
Group Life	110.8	7.5	103.1	(2.5)	105.7
Supplemental	99.1	42.4	69.6	1.8	68.4
Total Premium Income	568.8	10.9	513.0	(3.1)	529.3
Net Investment Income	117.2	(2.5)	120.2	1.8	118.1
Other Income	0.4	(42.9)	0.7	N.M.	0.2
Total	686.4	8.3	633.9	(2.1)	647.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	419.8	9.9	381.9	3.9	367.4
Commissions	39.1	10.1	35.5	(8.7)	38.9
Deferral of Acquisition Costs	(8.1)	15.7	(7.0)	(14.6)	(8.2)
Amortization of Deferred Acquisition Costs	8.2	(9.9)	9.1	(6.2)	9.7
Other Expenses	113.5	10.5	102.7	(7.6)	111.2
Total	572.5	9.6	522.2	0.6	519.0

Adjusted Operating Income	$113.9	2.0	$111.7	(13.1)	$128.6

N.M. = not a meaningful percentage
Foreign Currency Translation

The functional currency of Unum UK and Unum Poland is the British pound sterling and the Polish zloty, respectively. Unum UK's and Unum Poland's premium income, net investment income, claims, and expenses are received or paid in the functional currency, and we hold functional currency-denominated assets to support Unum UK's and Unum Poland's functional currency-denominated policy reserves and liabilities. We translate Unum UK's and Unum Poland's functional currency-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in exchange rates have an effect on Unum UK's and Unum Poland's reported financial results and our consolidated financial results. In periods when the functional currency strengthens relative to the preceding period, translation increases current period results relative to the prior period. In periods when the functional currency weakens, translation decreases current period results relative to the prior period.

Goodwill

We had total goodwill of $42.6 million for the Unum International segment at December 31, 2018, none of which is currently believed to be at risk for future impairment.

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines.

(in millions of pounds, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£269.0	1.9%	£264.0	0.8%	£262.0
Group Life	83.0	3.8	80.0	2.6	78.0
Supplemental	61.3	13.7	53.9	6.7	50.5
Total Premium Income	413.3	3.9	397.9	1.9	390.5
Net Investment Income	86.5	(7.3)	93.3	6.9	87.3
Other Income	—	(100.0)	0.5	N.M.	0.1
Total	499.8	1.6	491.7	2.9	477.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	307.4	3.8	296.2	9.3	270.9
Commissions	27.1	(1.8)	27.6	(4.5)	28.9
Deferral of Acquisition Costs	(5.0)	(7.4)	(5.4)	(11.5)	(6.1)
Amortization of Deferred Acquisition Costs	6.1	(12.9)	7.0	(2.8)	7.2
Other Expenses	80.2	0.6	79.7	(3.0)	82.2
Total	415.8	2.6	405.1	5.7	383.1

Adjusted Operating Income	£84.0	(3.0)	£86.6	(8.6)	£94.8

Weighted Average Pound/Dollar Exchange Rate	1.336		1.290		1.357

Operating Ratios (% of Premium Income):
Benefit Ratio	74.4%		74.4%		69.4%
Other Expense Ratio	19.4%		20.0%		21.0%
Adjusted Operating Income Ratio	20.3%		21.8%		24.3%

Persistency:
Group Long-term Disability	87.8%		87.4%		89.5%
Group Life	88.5%		84.1%		81.3%
Supplemental	93.1%		91.0%		89.9%

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income was higher compared to 2017 due primarily to growth in the in-force block driven by higher persistency and rate increases in our group long-term disability product line.

Net investment income was lower compared to 2017 due primarily to a lower yield on our fixed-rate bonds, partially offset by a higher level of invested assets and higher investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation index-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was offset by an increase in the reserves for future claims payments related to inflation index-linked group long-term disability and group life policies.

Benefits experience was consistent with 2017 as favorable claims recoveries in our group long-term disability product line were offset by unfavorable claims activity in our group life and supplemental product lines and the impact of inflation-linked increases in benefits.

Commissions and the deferral of acquisition costs were lower relative to 2017 driven by lower sales. The amortization of acquisition costs was lower in 2018 compared to 2017 due to a decline in the deferred asset. The other expense ratio was lower relative to 2017 due to higher premiums and our continued focus on expense management and operating efficiencies.

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

Sales

(in millions of dollars and pounds)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Unum International Sales by Product
Group Long-term Disability	$44.7	(5.1)%	$47.1	(6.2)%	$50.2
Group Life	21.5	(11.9)	24.4	2.5	23.8
Supplemental	20.8	44.4	14.4	37.1	10.5
Total Sales	$87.0	1.3%	$85.9	1.7%	$84.5

Unum International Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$36.6	20.4%	$30.4	(27.6)%	$42.0
Large Case Market	29.6	(28.0)	41.1	28.4	32.0
Subtotal	66.2	(7.4)	71.5	(3.4)	74.0
Supplemental	20.8	44.4	14.4	37.1	10.5
Total Sales	$87.0	1.3	$85.9	1.7	$84.5

Unum UK Sales by Product
Group Long-term Disability	£33.5	(8.5)%	£36.6	(1.6)%	£37.2
Group Life	16.2	(14.3)	18.9	6.2	17.8
Supplemental	12.8	13.3	11.3	46.8	7.7
Total Sales	£62.5	(6.4)	£66.8	6.5	£62.7

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£27.6	16.9%	£23.6	(24.4)%	£31.2
Large Case Market	22.1	(30.7)	31.9	34.0	23.8
Subtotal	49.7	(10.5)	55.5	0.9	55.0
Supplemental	12.8	13.3	11.3	46.8	7.7
Total Sales	£62.5	(6.4)	£66.8	6.5	£62.7

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Group long-term disability sales decreased compared to 2017 due to lower sales to new customers in the large case market, partially offset by higher sales to both new and existing customers in our core market, or employee groups with fewer than 500 employees, and higher sales to existing customers in our large case market.

Group life sales decreased compared to 2017 due to lower sales to new and existing customers in our large case market, partially offset by an increase in sales to new and existing customers in our core market.

Supplemental sales increased compared to 2017 due primarily to an increase in the group critical illness product line, partially offset by a decline in dental product sales.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Group long-term disability sales decreased compared to 2016 due to lower sales to new customers in our core market and to existing customers in our large case market, mostly offset by higher sales to new customers in our large case market.

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
Segment Outlook

We are committed to driving growth in the Unum International segment, and during 2019, we will build on those capabilities that we believe will generate growth and profitability in our businesses. Expanding our Unum UK group long-term disability market position remains a significant opportunity and priority. Completing the integration of our Unum Poland business and growing that business through the expansion of its product offerings is also a significant priority and opportunity. Other key priorities in 2019, specifically for our Unum UK business, include the continued disciplined implementation of price increases across interest sensitive product lines, which has been successful in offsetting pressure from lower interest rates and heightened disability claims experience, while maintaining solid persistency results and continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to build upon the strong sales momentum we have seen in our group critical illness and dental products through increased participation rates as well as accelerate growth in our group life line of business. We have simplified our processes and operations to deliver efficiencies and further improvements to customer service and remain focused on risk discipline. The investments that we have made in the operating model for our UK business have significantly improved our operational effectiveness and we plan to reinvest a portion of these expense savings to build marketing and digital capabilities, which we believe will drive sustainable growth through the development of new distribution capabilities and reaching new customers.

Negotiations regarding the U.K.'s formal notice to withdraw from the EU are continuing to generate uncertainty in the U.K. economy. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace, but we believe we are well positioned to capitalize on future growth opportunities as these negotiations are resolved and the operating environment improves. Overall, we expect the economic conditions experienced in 2018 to continue into 2019 for the U.K., with lower economic growth, wage inflation, and interest rates presenting challenges in the short to medium term.

We expect the current environment to continue to have a negative impact on our growth expectations in the near-term and may also lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K., however, we do not expect this to have a significant impact on adjusted operating income. There are no indications currently that capital requirements for our U.K. operations will change, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$929.3	5.1%	$884.2	6.5%	$830.0
Life	328.4	9.3	300.4	9.7	273.8
Cancer and Critical Illness	346.1	5.9	326.8	4.3	313.3
Total Premium Income	1,603.8	6.1	1,511.4	6.7	1,417.1
Net Investment Income	151.2	4.3	144.9	2.4	141.5
Other Income	1.2	9.1	1.1	(8.3)	1.2
Total	1,756.2	6.0	1,657.4	6.3	1,559.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	824.9	4.6	788.6	8.6	726.4
Commissions	364.6	5.8	344.5	9.9	313.6
Deferral of Acquisition Costs	(315.9)	6.9	(295.5)	9.4	(270.1)
Amortization of Deferred Acquisition Costs	242.2	7.9	224.4	7.8	208.1
Other Expenses	305.2	7.9	282.8	5.7	267.6
Total	1,421.0	5.7	1,344.8	8.0	1,245.6

Income Before Income Tax and Net Realized Investment Gains and Losses	335.2	7.2	312.6	(0.5)	314.2
UDB Reserve Increase	—	N.M.	12.4	N.M.	—
Adjusted Operating Income	$335.2	3.1	$325.0	3.4	$314.2

Operating Ratios (% of Premium Income):
Benefit Ratio	51.4%		52.2%		51.3%
Benefit Ratio Excluding UDB Reserve Increase			51.4%
Other Expense Ratio	19.0%		18.7%		18.9%
Income Ratio			20.7%
Adjusted Operating Income Ratio	20.9%		21.5%		22.2%

Persistency:
Accident, Sickness, and Disability	74.2%		75.1%		75.6%
Life	83.6%		84.4%		85.0%
Cancer and Critical Illness	82.4%		82.7%		82.9%

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased in 2018 relative to 2017 as a result of sales growth. Net investment income increased relative to the prior year due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience was favorable in 2018 compared to 2017 due to the previously discussed 2017 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was consistent with 2017.

Commissions and the deferral of acquisition costs were higher relative to 2017 due to sales growth. The amortization of deferred acquisition costs increased compared to the prior year due primarily to growth in the level of the deferred asset. The other expense ratio was higher relative to 2017 due to costs related to our territory expansion initiatives, investments in our business, and the roll-out of our dental and vision products.

We had goodwill of $27.7 million at December 31, 2018, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income increased in 2017 relative to 2016 as a result of sales growth and overall stable persistency. Net investment income increased relative to 2016 due to an increase in the level of invested assets, partially offset by a decline in yield and lower miscellaneous investment income.

Benefits experience was less favorable in 2017 compared to 2016 due to the 2017 reserve increase for unclaimed death benefits. Excluding the reserve increase, benefits experience was generally consistent with 2016, with marginally less favorable experience in each line of business.

Commissions and the deferral of acquisition costs were higher relative to 2016 due to overall sales growth. The amortization of deferred acquisition costs increased compared to 2016 due primarily to growth in the level of the deferred asset. The other expense ratio improved relative to 2016 due to growth in premium income and our continued focus on operating effectiveness and expense management.

Sales
Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Sales by Product
Accident, Sickness, and Disability	$355.0	9.8%	$323.2	4.1%	$310.6
Life	111.9	3.9	107.7	14.6	94.0
Cancer and Critical Illness	94.4	6.3	88.8	12.4	79.0
Total Sales	$561.3	8.0	$519.7	7.5	$483.6

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$349.0	11.3%	$313.5	7.6%	$291.3
Large Case Market	95.5	5.1	90.9	17.4	77.4
Subtotal	444.5	9.9	404.4	9.7	368.7
Public Sector	116.8	1.3	115.3	0.3	114.9
Total Sales	$561.3	8.0	$519.7	7.5	$483.6

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Sales were higher in 2018 compared to 2017 due to growth in both new and existing customer account sales and the expansion of our dental and vision products. Commercial market sales increased primarily due to higher new and existing customer account sales in the core market, which we define as accounts with fewer than 1,000 employees, and higher existing sales in the large case market. The slight increase in our public sector market for 2018 was primarily driven by an increase in existing customer account sales, partially offset by a decrease in new account sales. The number of new accounts increased 9.8 percent in 2018 compared to 2017, while the average new case size decreased 4.0 percent.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Sales were higher in 2017 due to growth in both new and existing customer account sales. Commercial market sales increased due to higher new and existing customer account sales in both the core market and the large case market. The slight increase in our public sector market for 2017 was primarily driven by higher new customer account sales. The number of new accounts increased 9.1 percent in 2017 compared to 2016, and the average new case size increased 1.1 percent.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2019, we will continue to focus on expanding our distribution system through the growth and development of our agency sales force and establishing effective broker partnerships. We will also invest in new solutions and digital capabilities to enhance the customer experience for our business partners and further improve productivity.  We will seek to capitalize on the expansion of our new dental products, which we believe will open doors for new cases while also allowing for further cross-selling opportunities to existing clients. We will continue to focus on accelerating growth during 2019 through territory expansion, territory growth, persistency investments, and increased participation rates. We believe our distribution system, customer service capabilities, the expansion of our new dental products, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales, premium, and adjusted operating earnings growth trends in 2019. We also anticipate a decline in the operating expense ratio as we continue to balance operating efficiencies with the continued investments in our future growth.  The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  We expect our annual benefit ratio for 2019 to be generally consistent with the level of 2018. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Premium Income
Individual Disability	$420.8	(10.8)%	$471.8	(9.6)%	$521.9
Long-term Care	648.3	(0.1)	648.7	0.7	643.9
All Other	8.0	(8.0)	8.7	89.1	4.6
Total Premium Income	1,077.1	(4.6)	1,129.2	(3.5)	1,170.4
Net Investment Income	1,377.1	1.7	1,354.0	0.1	1,352.2
Other Income	75.4	(5.5)	79.8	(7.2)	86.0
Total	2,529.6	(1.3)	2,563.0	(1.7)	2,608.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,919.2	33.2	2,191.8	(1.4)	2,223.7
Commissions	84.1	(6.6)	90.0	(4.1)	93.8
Interest and Debt Expense	6.9	3.0	6.7	(2.9)	6.9
Other Expenses	144.7	(3.9)	150.6	(2.7)	154.7
Total	3,154.9	29.3	2,439.1	(1.6)	2,479.1

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	(625.3)	N.M.	123.9	(4.3)	129.5
Long-term Care Reserve Increase	750.8	N.M.	—	—	—
Adjusted Operating Income	$125.5	1.3	$123.9	(4.3)	$129.5

Interest Adjusted Loss Ratios:
Individual Disability	80.4%		82.4%		83.6%
Long-term Care	(206.8)%		91.1%		91.1%
Long-term Care Excluding Reserve Increase	91.0%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.4%		13.3%		13.2%
Income (Loss) Ratio	(58.1)%
Adjusted Operating Income Ratio	11.7%		11.0%		11.1%

Persistency:
Individual Disability	88.3%		89.6%		90.9%
Long-term Care	95.8%		95.9%		94.8%

N.M. = not a meaningful percentage

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income for individual disability decreased compared to 2017 due to policy terminations and maturities. Premium income for long-term care was generally consistent with the prior year, with rate increases offsetting policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher relative to 2017 primarily due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.  Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was favorable relative to 2017 due primarily to lower claims incidence and a lower average size of new claims. The interest adjusted loss ratio for long-term care, excluding the previously discussed reserve increase, was not comparable to 2017 due to the update in our assumptions during the third quarter of 2018, but was generally consistent with our expectations in the second half of 2018, with an interest adjusted loss ratio of 85.4 percent.

The other expense ratio was slightly higher than 2017 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Premium income for individual disability decreased compared to 2016 due to expected policy terminations and maturities. Premium income for long-term care increased slightly due to rate increases.

Net investment income was slightly higher relative to 2016 due to a higher level of invested assets, partially offset by a lower yield and lower miscellaneous investment income.  Other income declined due to expected terminations and maturities.

Individual disability benefits experience was favorable relative to 2016 due to lower new claim volumes and a reduction in the claim reserve discount rate taken in 2016 to recognize the impact on future portfolio yields from increased levels experienced for bond tenders and calls. Long-term care benefits experience was consistent with 2016 as unfavorable policyholder terminations, due primarily to mortality experience, offset by the impact of a large group case moving to an individual policy ported status during 2016. Also impacting benefits experience relative to 2016 was unfavorable mortality experience in our group pension product.

The other expense ratio was slightly higher than 2016 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

During 2019, we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. Despite continued premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets in the long-term care product line portfolio. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for the individual disability and long-term care lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, which is in loss recognition and should report levels of benefits plus operating expenses that equal the gross premium reported, we expect the long term interest adjusted loss ratio to be in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2018	% Change	2017	% Change	2016
Adjusted Operating Revenue
Net Investment Income	$29.5	37.9%	$21.4	15.7%	$18.5
Other Income	2.7	(6.9)	2.9	(40.8)	4.9
Total	32.2	32.5	24.3	3.8	23.4

Interest and Other Expenses	203.3	6.1	191.7	2.8	186.4

Loss Before Income Tax and Net Realized Investment Gains and Losses	(171.1)	(2.2)	(167.4)	(2.7)	(163.0)
Loss from Guaranty Fund Assessment	—	N.M.	20.6	N.M.	—
Adjusted Operating Loss	$(171.1)	(16.6)	$(146.8)	9.9	$(163.0)

N.M. = not a meaningful percentage
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Net investment income was higher relative to 2017 due primarily to an increase in the level of invested assets and a higher yield.

Interest and other expenses were higher relative to 2017 due primarily to a higher level of outstanding debt, a higher overall rate of interest, increased acquisition-related expenses, and certain restructuring costs. Interest and other expenses for 2017 includes a $20.6 million loss incurred in 2017 from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent. See Note 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion on the loss from a guaranty fund assessment.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Net investment income was higher relative to 2016 due primarily to a higher yield on invested assets, partially offset by a lower asset level.

Interest and other expenses were higher relative to 2016 due primarily to the 2017 guaranty fund assessment and an increase in the amortization of prior period actuarial losses for our pension and other postretirement benefit plans, partially offset by lower levels of outstanding debt and expenses incurred in 2016 related to the acquisition of Starmount.

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries, aided in part by the reduction in the corporate tax rate resulting from tax reform. We believe we are well positioned with flexibility to preserve our capital strength while also continuing to return capital to our shareholders.

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
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2018

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,839.3	$67.7	$1,288.3	$80.2	$1,551.0	$147.9
Capital Goods	4,139.6	233.8	1,266.8	74.6	2,872.8	308.4
Communications	2,819.6	202.6	904.4	58.0	1,915.2	260.6
Consumer Cyclical	1,366.1	50.6	592.1	28.6	774.0	79.2
Consumer Non-Cyclical	6,449.6	241.2	2,741.6	205.5	3,708.0	446.7
Energy	4,498.4	270.3	1,373.0	103.4	3,125.4	373.7
Financial Institutions	3,076.4	117.2	1,234.5	48.6	1,841.9	165.8
Mortgage/Asset-Backed	1,582.7	58.9	283.1	8.3	1,299.6	67.2
Sovereigns	983.7	157.9	70.4	4.8	913.3	162.7
Technology	1,554.6	(2.8)	870.0	35.8	684.6	33.0
Transportation	2,050.3	137.5	693.2	29.9	1,357.1	167.4
U.S. Government Agencies and Municipalities	4,238.6	415.0	529.5	15.3	3,709.1	430.3
Public Utilities	7,412.8	786.6	1,065.8	63.4	6,347.0	850.0
Total	$43,011.7	$2,736.5	$12,912.7	$756.4	$30,099.0	$3,492.9

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2018 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2018. The increase in the unrealized loss on fixed maturity securities during 2018 was due to an increase in credit spreads and U.S. Treasury rates.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018				2017
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$52.1	$25.9	$56.0	$79.8	$20.8
> 90 <= 180 days	36.0	61.7	149.1	40.5	9.5
> 180 <= 270 days	90.2	158.2	40.3	30.5	—
> 270 days <= 1 year	200.0	43.9	38.8	—	1.2
> 1 year <= 2 years	94.5	95.7	51.3	44.8	32.1
> 2 years <= 3 years	50.5	9.7	2.0	2.9	1.7
> 3 years	1.7	1.9	1.2	0.2	—
Sub-total	525.0	397.0	338.7	198.7	65.3

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	1.6	—	—	—	1.2
> 180 <= 270 days	—	—	13.9	—	—
> 270 days <= 1 year	—	14.2	—	—	—
> 1 year <= 2 years	2.9	—	—	—	—
Sub-total	4.5	14.2	13.9	—	1.2

Total	$529.5	$411.2	$352.6	$198.7	$66.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2018				2017
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$39.7	$2.3	$6.4	$19.8	$4.7
> 90 <= 180 days	19.0	6.9	29.3	13.6	1.5
> 180 <= 270 days	11.1	19.5	14.8	2.9	0.4
> 270 days <= 1 year	52.8	11.5	4.7	—	0.7
> 1 year <= 2 years	27.1	13.8	10.3	10.5	2.7
> 2 years <= 3 years	4.8	1.9	9.5	13.1	13.1
> 3 years	31.6	24.4	22.5	26.6	19.6
Sub-total	186.1	80.3	97.5	86.5	42.7

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	0.7	—	—	—	—
> 2 years <= 3 years	11.3	—	5.0	7.9	7.3
> 3 years	17.8	5.1	—	—	7.0
Sub-total	29.8	5.1	5.0	7.9	14.3

Fair Value < 40% of Amortized Cost

> 3 years	11.0	—	—	—	—
Sub-total	11.0	—	—	—	—

Total	$226.9	$85.4	$102.5	$94.4	$57.0

At December 31, 2018, we held two below-investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. One security is related to a global pharmaceutical company and had a fair value of $61.5 million and a gross unrealized loss of $15.5 million. The other security is related to a U.S. based oil and natural gas producer and had a fair value of $5.0 million and a gross unrealized loss of $11.0 million. We also held one investment grade fixed maturity security at December 31, 2018 related to a large U.S. based utility with a fair value of $99.5 million and a gross unrealized loss of $7.3 million which, in January 2019, filed for reorganization under Chapter 11 in the U.S. Bankruptcy Court and was downgraded to below-investment grade. We intend to and have the ability to continue to hold these securities to maturity and believe that the declines in fair value are temporary.

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2018 or 2017 and no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2018, 2017, or 2016.

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

At December 31, 2018, our mortgage/asset-backed securities had an average life of 6.38 years, effective duration of 5.06 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of December 31, 2018, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,236.8 million and $3,038.6 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Our monitoring is heightened for investments in certain countries due to our concerns over the current economic and political environments, and we believe these investments are more vulnerable to potential credit problems.  At December 31, 2018, we had minimal exposure in those countries and had no direct exposure to financial institutions of those countries.

Mortgage Loans

Our mortgage loan portfolio was $2,295.0 million and $2,213.2 million on an amortized cost basis at December 31, 2018 and 2017, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held one impaired mortgage loan at December 31, 2018 with a net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. We held no impaired mortgage loans at December 31, 2017.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.9 million at December 31, 2018. We held $24.0 million of cash collateral from our counterparties at December 31, 2018. The carrying value of fixed maturity securities posted as collateral to our counterparties was $33.4 million at December 31, 2018. We had nine hundred thousand cash collateral posted to our counterparties at December 31, 2018. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.0 million and $32.9 million on a fair value basis at December 31, 2018 and 2017, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of December 31, 2018, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $602 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity of 5.9 years. Short-term investments consisted primarily of commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. As a result of the TCJA, future amounts repatriated from our foreign subsidiaries are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss. See "Regulation" contained herein in Item 1 for further discussion regarding the TCJA and, specifically, a transition tax on undistributed and previously untaxed foreign earnings and profits at reduced rates.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2018 and authorizes the repurchase of up to $750 million of common stock through November 2019, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During 2018, we repurchased 8.7 million shares at a cost of approximately $350 million. The dollar value of shares remaining under the current repurchase program was approximately $500 million at December 31, 2018. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The impacts of the decrease in the U.S. corporate tax rate due to the TCJA resulted in both the reduction of our admitted deferred tax assets at December 31, 2017, and a decrease in our RBC ratios at December 31, 2018 as a result of the NAIC's modification of the RBC factors in 2018. Although the RBC ratios for our U.S. insurance subsidiaries are lower, the RBC ratios are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, a European Union (EU) directive, which prescribes capital requirements and risk management standards for the European insurance industry.  Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the U.K.'s exit from the EU, but economic conditions may in the near term cause volatility in our solvency ratios.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2018 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $797 million, of which $670.5 million was declared and paid. The traditional U.S. insurance subsidiaries also paid extraordinary dividends of $89.8 million in 2018. The amount available during 2018 from Unum Limited was approximately £200 million, of which £115.0 million was declared and paid to one of our U.K. holding companies. During 2018, Northwind Re paid dividends of $98.0 million to Northwind Holdings. Fairwind paid no dividends during 2018.

During 2019, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $995 million is available, without prior approval by regulatory authorities, during 2019 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £140 million is available for the payment of dividends from Unum Limited during 2019, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of $69.3 million and £3.1 million to our U.S. and U.K. defined contribution plans, respectively, in 2018 and expect to make contributions of approximately $75 million and £3 million during 2019. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during 2018. We do not expect to make any contributions to either plan during 2019. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Maturities, Purchases, and Retirement of Debt

In 2018, our $200.0 million 7.00% senior unsecured notes matured.

Northwind Holdings made principal payments on its floating rate, senior secured notes of $60.0 million, in both 2018 and 2017, and $64.0 million in 2016.

In 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

In 2016, our $350.0 million 7.125% senior unsecured notes matured.

Issuance of Debt

In 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

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

Credit Facility

In 2016, we amended the terms of our five-year, $400 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2018, letters of credit totaling $2.1 million had been issued from the credit facility, but there was no borrowed amount outstanding. Our credit facility's financial covenants contain provisions regarding our leverage and net worth. We do not anticipate any violation of these covenants. However, if economic conditions worsen and we incur unexpected losses, we could violate certain of the financial covenants imposed by the credit facility and lose access to available funds or lines of credit through the facility. While maintenance of the unsecured, revolving credit facility provides a valuable source of contingent liquidity, we believe operating cash flows are sufficient to support our short-term liquidity needs.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2018:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Long-term Debt	$5,363.5	$162.3	$1,034.8	$254.2	$3,912.2

Policyholder Liabilities	45,275.4	4,714.2	7,280.8	5,543.9	27,736.5

Pension and OPEB	783.5	19.4	38.4	112.4	613.3

Payables for Collateral on Investments	128.5	128.5	—	—	—

Miscellaneous Liabilities	864.8	672.4	35.0	9.6	147.8

Operating Leases	157.7	30.4	48.5	30.5	48.3

Purchase Obligations	572.7	537.9	29.1	5.7	—

Total	$53,146.1	$6,265.1	$8,466.6	$5,956.3	$32,458.1

Receipts Due

Reinsurance Recoverable	$7,957.3	$345.5	$660.8	$616.2	$6,334.8

Long-term debt includes contractual principal and interest payments and therefore exceeds the amount shown in the consolidated balance sheets.

Policyholder liability maturities and the related reinsurance recoverable represent the projected payout of the current in-force policyholder liabilities and the expected cash inflows from reinsurers for liabilities ceded and therefore incorporate uncertainties as to the timing and amount of claim payments. We utilize extensive liability modeling to project future cash flows from the in-

force business. The primary assumptions used to project future cash flows are claim incidence rates for mortality and morbidity, claim resolution rates, persistency rates, and interest rates. These cash flows are discounted to determine the current value of the projected claim payments. The timing and amount of payments on policyholder liabilities may vary significantly from the projections above.

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

Off-Balance Sheet Arrangements

Operating leases include noncancelable obligations on certain office space, equipment, and software. Purchase obligations include commitments of $515.6 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $57.1 million at December 31, 2018.

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

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.9 million at December 31, 2018. We held cash collateral from our counterparties of $24.0 million at December 31, 2018 and had posted fixed maturity securities with a carrying value of $33.4 million as collateral to our counterparties.

See Notes 3, 4, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $0.1 million of securities lending agreements outstanding which were collateralized by cash at December 31, 2018 and were reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the year ended December 31, 2018 was $12.2 million, and the maximum amount outstanding at any month end was $29.9 million. In addition, at December 31, 2018, we had $171.4 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2018 was $145.9 million, and the maximum amount outstanding at any month end was $219.4 million.

We had no repurchase agreements outstanding at December 31, 2018, nor did we utilize any repurchase agreements during 2018. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2018, we owned $24.1 million of FHLB common stock and had obtained $104.0 million in advances from the regional FHLBs for the purpose of purchasing fixed maturity securities.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2018	2017	2016
Net Cash Provided by Operating Activities	$1,536.5	$1,164.1	$1,121.6
Net Cash Used by Investing Activities	(930.1)	(499.3)	(715.5)
Net Cash Used by Financing Activities	(589.8)	(687.8)	(418.6)
Net Change in Cash and Bank Deposits	$16.6	$(23.0)	$(12.5)

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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2018 compared to the prior two years was due primarily to the 2018 reserve increase for our long-term care line of business.

Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program. Our 2018 cash outflows include a combined purchase amount of $145.4 million, net of cash acquired, for all of our acquisitions during the year. Our 2016 cash outflows include $129.2 million related to our purchase of Starmount.

See Notes 3 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, repurchase of common stock, and dividends paid to stockholders.

During 2018, our $200.0 million 7.00% senior unsecured notes matured. During 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount. During 2016, we repaid $350.0 million principal upon maturity of our 7.125% notes. We made principal payments of $60.0 million in both 2018 and 2017 and $64.0 million in 2016, on our senior secured non-recourse notes issued by Northwind Holdings.

During 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million. During 2016, we issued $350.0 million of 3.00% unsecured senior notes due in 2021 and $250.0 million of 5.75% unsecured senior notes due in 2042 and received total proceeds of $609.1 million, excluding the associated debt issuance costs and discounts.

Cash used to repurchase shares of Unum Group's common stock during 2018, 2017, and 2016 was $356.2 million, $401.8 million, and $405.2 million, respectively. During 2018, 2017, and 2016 we paid dividends of $215.6 million, $196.0 million, and $182.6 million, respectively, to holders of Unum Group's common stock.

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

Fitch, Moody's, and S&P affirmed their ratings for our domestic insurance subsidiaries and issuer credit ratings for Unum Group during 2018. Fitch also revised their outlook to negative from stable, citing the adverse reserve development in our long-term care business. There have been no other changes in any of the rating agencies' outlook statements or ratings during 2018 or in 2019 prior to the date of this filing.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2018 and 2017 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2018 and 2017 are shown as follows:

	December 31, 2018
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$43,011.7	$39,532.1	$(3,479.6)
Mortgage Loans		2,317.4	2,179.6	(137.8)
Policy Loans, Net of Reinsurance Ceded		381.8	354.2	(27.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(2,986.8)	$(470.7)	$2,516.1
Long-term Debt		(3,069.2)	(2,866.2)	203.0

Derivatives (1)
Swaps	$799.2	$(7.1)	$(29.1)	$(22.0)
Embedded Derivative in Modified Coinsurance Arrangement		(31.1)	(32.5)	(1.4)

	December 31, 2017
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$45,457.8	$41,706.3	$(3,751.5)
Mortgage Loans		2,306.2	2,175.6	(130.6)
Policy Loans, Net of Reinsurance Ceded		370.0	342.4	(27.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(4,770.3)	$(2,645.8)	$2,124.5
Long-term Debt		(3,048.7)	(2,819.0)	229.7

Derivatives (1)
Swaps	$904.5	$(32.7)	$(54.2)	$(21.5)
Embedded Derivative in Modified Coinsurance Arrangement		(15.9)	(21.0)	(5.1)

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $2.9 billion of investable cash flows in 2019. Assuming interest rates and credit spreads remain constant throughout 2020 at the January 2019 market levels, our net investment income would decrease by approximately $0.1 million in 2019 and $1.2 million in 2020 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2019 or 2020.

Foreign Currency Risk

The functional currency of our U.K. operations is the British pound sterling. The functional currency of our operations in Poland is the Polish zloty. We are exposed to foreign currency risk arising from fluctuations in the British pound sterling and Polish zloty to U.S. dollar exchange rates primarily as they relate to the translation of the financial results of our U.K. and Polish operations. Fluctuations in exchange rates have an effect on our reported financial results. We do not hedge against the possible impact of this risk. Because we do not actually convert our functional currency into dollars except for a limited number of transactions, we view foreign currency translation as a financial reporting issue and not a reflection of operations or profitability in our U.K. or Polish operations.

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2018 and 2017 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $62 million and $71 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2018 and 2017, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $11 million in each year. Our Polish operations are currently not a significant portion of our overall operations, any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

See "Risk Factors" contained herein in Item 1A and "Consolidated Operating Results" and "Unum International Segment" contained herein in Item 7 for further information concerning foreign currency translation.

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

Our employees have an obligation to report issues that they believe will have a material financial, reputational, or regulatory impact to the Company. We offer several channels for employees to report their issues or concerns and encourage employees to use the channel that is most appropriate for their situation. We recommend that an employee initially discuss their concerns with their manager; however, if that channel is not appropriate an employee may use any of the other reporting channels available.

By employing various approaches, we have established a culture that supports candid discussion and reporting of risks while empowering our employees to take ownership for risk management.

Our culture is reinforced by our system of risk governance. We employ a multi-layered risk control system. Our three lines of defense model is depicted below.

1st Line: Own and Manage	2nd Line: Oversee	3rd Line: Independent Assurance
Business processes and procedures employed throughout the Company through which management assumes and monitors significant risks	Management committees chartered with oversight of activities within the 1st and 2nd lines of defense, mitigation of substantial exposures, and management of emerging risks	Independent assurance on the effectiveness of governance, risk management, and internal control performed by internal audit and the board of directors

Business units are primarily responsible for managing their principal risks. Our risk committees and other management committees serve risk and control functions responsible for providing risk oversight, or the second line of risk control. Our internal audit team provides periodic independent reviews and assurance activities serving as our third line of risk control.

In addition, our board has an active role, as a whole and through its committees, in overseeing management of our risks. The board is responsible for the oversight of strategic risk and regularly reviews information regarding our capital, liquidity, and operations, as well as the risks associated with each. The risk and finance committee of the board is responsible for oversight of our risk management process, including financial risk, operational risk, and any other risk not specifically assigned to another board committee. It also is responsible for oversight of risks associated with investments, capital and financing plans and activities, and related financial matters, including matters pertaining to our Closed Block segment. The audit committee of the board is responsible for oversight of risks relating to financial reporting risk and certain operational risks. Cyber-related operational risk is the joint responsibility of the risk and finance committee and the audit committee. The human capital committee of the board is responsible for oversight of risks relating to our compensation plans and programs. The regulatory compliance committee of the board is responsible for oversight of risks related to regulatory, compliance, policy, and legal matters, both current and emerging, and whether of a local, state, federal, or international nature. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks in addition to the risk information it receives directly.

Our executive risk management committee is responsible for overseeing our enterprise-wide risk management program. The chief risk officer, who is a member of the executive risk management committee, has primary responsibility for our ERM program and is supported by corporate risk committees and by the risk committees of our operating segments.

Operating segment risk committees for Unum US, Unum International, Colonial Life, and Closed Block are responsible for oversight of risks specific to their businesses. These committees are responsible for identifying, measuring, reporting, and managing strategic insurance and operational risks within their respective areas, consistent with enterprise risk management guidance. Corporate risk committees and other management committees oversee the operational, global technology services, investment, and capital management risks on a corporate level.

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

Risk Identification and Prioritization

Risk identification and prioritization is an ongoing process, whereby we identify and assess our risk positions and exposures, including notable risk events. Additionally, we identify emerging risks and analyze how material future risks might affect us. Knowing the potential risks we face, allows us to monitor and manage their potential effects including adjusting our strategies as appropriate and holding capital levels which provide financial flexibility. Risk and other management committees have primary responsibility for identifying and prioritizing risks within their respective areas.

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

Risk Modeling and Controls

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

•
We value the importance of managing cyber-related risks, and have policies and procedures in place to help protect against insider trading and allow for timely disclosure of material cybersecurity events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements").  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

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

Chattanooga, Tennessee
February 19, 2019

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2018	2017
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $40,275.2; $39,780.5)	$43,011.7	$45,457.8
Mortgage Loans	2,295.0	2,213.2
Policy Loans	3,729.9	3,571.1
Other Long-term Investments	702.9	646.8
Short-term Investments	968.1	1,155.1
Total Investments	50,707.6	53,044.0

Other Assets
Cash and Bank Deposits	94.0	77.4
Accounts and Premiums Receivable	1,615.5	1,665.7
Reinsurance Recoverable	4,662.4	4,879.2
Accrued Investment Income	690.6	690.1
Deferred Acquisition Costs	2,309.4	2,184.6
Goodwill	350.3	338.6
Property and Equipment	546.9	504.8
Deferred Income Tax	109.9	—
Other Assets	789.0	628.7

Total Assets	$61,875.6	$64,013.1

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2018	2017
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,695.7	$1,605.2
Reserves for Future Policy and Contract Benefits	44,841.9	45,601.6
Unearned Premiums	363.3	373.1
Other Policyholders’ Funds	1,594.8	1,595.0
Income Tax Payable	24.0	2.9
Deferred Income Tax	—	199.0
Short-term Debt	—	199.9
Long-term Debt	2,971.3	2,738.4
Payables for Collateral on Investments	128.1	396.2
Other Liabilities	1,634.7	1,726.9

Total Liabilities	53,253.8	54,438.2

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,104,548 and 304,448,032 shares	30.5	30.5
Additional Paid-in Capital	2,321.7	2,303.3
Accumulated Other Comprehensive Income (Loss)	(814.2)	127.5
Retained Earnings	9,863.1	9,542.2
Treasury Stock - at cost: 90,551,513 and 81,900,950 shares	(2,779.3)	(2,428.6)

Total Stockholders' Equity	8,621.8	9,574.9

Total Liabilities and Stockholders' Equity	$61,875.6	$64,013.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars, except share data)
		As Adjusted
Revenue
Premium Income	$8,986.1	$8,597.1	$8,357.7
Net Investment Income	2,453.7	2,451.7	2,459.0
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(17.5)	(8.1)	(30.5)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(22.0)	48.4	54.7
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2
Other Income	198.2	197.7	205.6
Total Revenue	11,598.5	11,286.8	11,046.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	8,020.4	7,055.7	6,941.8
Commissions	1,108.4	1,060.8	1,026.7
Interest and Debt Expense	167.3	159.9	166.0
Deferral of Acquisition Costs	(668.0)	(628.0)	(592.4)
Amortization of Deferred Acquisition Costs	565.5	527.1	493.0
Compensation Expense	885.9	852.3	839.1
Other Expenses	891.2	855.0	824.6
Total Benefits and Expenses	10,970.7	9,882.8	9,698.8

Income Before Income Tax	627.8	1,404.0	1,347.7

Income Tax Expense (Benefit)
Current	227.4	401.3	385.7
Deferred	(123.0)	8.5	30.6
Total Income Tax Expense	104.4	409.8	416.3

Net Income	$523.4	$994.2	$931.4

Net Income Per Common Share
Basic	$2.38	$4.39	$3.96
Assuming Dilution	$2.38	$4.37	$3.95

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Net Income	$523.4	$994.2	$931.4

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(614.2); $328.1; $318.0	(2,314.5)	721.7	661.9
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $371.7; $(245.0); $(200.6)	1,411.8	(554.5)	(425.6)
Change in Net Gain on Hedges (net of tax benefit of $8.2; $24.4; $25.4)	(31.7)	(45.2)	(50.5)
Change in Foreign Currency Translation Adjustment (net of tax benefit of $0.6; $-; $-)	(50.7)	99.5	(180.4)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $17.0; $(8.3); $(34.2))	60.9	(43.0)	(72.5)
Total Other Comprehensive Income (Loss)	(924.2)	178.5	(67.1)

Comprehensive Income (Loss)	$(400.8)	$1,172.7	$864.3

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.5	$30.4	$30.3
Common Stock Activity	—	0.1	0.1
Balance at End of Year	30.5	30.5	30.4

Additional Paid-in Capital
Balance at Beginning of Year	2,303.3	2,272.8	2,247.2
Common Stock Activity	18.4	30.5	25.6
Balance at End of Year	2,321.7	2,303.3	2,272.8

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	127.5	(51.0)	16.1
Adjustment to Adopt Accounting Standard Update - Note 1	(17.5)	—	—
Other Comprehensive Income (Loss)	(924.2)	178.5	(67.1)
Balance at End of Year	(814.2)	127.5	(51.0)

Retained Earnings
Balance at Beginning of Year	9,542.2	8,744.0	7,995.2
Adjustment to Adopt Accounting Standard Update - Note 1	14.5	—	—
Net Income	523.4	994.2	931.4
Dividends to Stockholders (per common share: $0.98; $0.86; $0.77)	(217.0)	(196.0)	(182.6)
Balance at End of Year	9,863.1	9,542.2	8,744.0

Treasury Stock
Balance at Beginning of Year	(2,428.6)	(2,028.2)	(1,624.9)
Purchases of Treasury Stock	(350.7)	(400.4)	(403.3)
Balance at End of Year	(2,779.3)	(2,428.6)	(2,028.2)

Total Stockholders' Equity at End of Year	$8,621.8	$9,574.9	$8,968.0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
		As Adjusted
Cash Flows from Operating Activities
Net Income	$523.4	$994.2	$931.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(4.7)	(101.8)	(167.3)
Change in Deferred Acquisition Costs	(102.5)	(100.9)	(99.4)
Change in Insurance Reserves and Liabilities	1,193.1	441.9	368.2
Change in Income Taxes	(39.1)	25.6	34.7
Change in Other Accrued Liabilities	(10.1)	14.6	125.8
Non-cash Components of Net Investment Income	(211.1)	(200.1)	(187.7)
Net Realized Investment (Gain) Loss	39.5	(40.3)	(24.2)
Depreciation	101.4	103.4	101.7
Other, Net	46.6	27.5	38.4
Net Cash Provided by Operating Activities	1,536.5	1,164.1	1,121.6

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	642.5	436.3	911.5
Proceeds from Maturities of Fixed Maturity Securities	2,815.4	2,560.8	2,197.8
Proceeds from Sales and Maturities of Other Investments	454.0	257.9	331.3
Purchase of Fixed Maturity Securities	(3,861.7)	(2,808.5)	(3,362.8)
Purchase of Other Investments	(623.2)	(474.3)	(576.0)
Net Sales (Purchases) of Short-term Investments	200.5	(356.4)	6.3
Net Decrease in Payables for Collateral on Investments	(268.1)	(9.8)	(9.4)
Acquisition of Business (Net of Cash Acquired)	(145.4)	—	(129.2)
Net Purchases of Property and Equipment	(144.1)	(105.3)	(85.0)
Net Cash Used by Investing Activities	(930.1)	(499.3)	(715.5)

Cash Flows from Financing Activities
Short-term Debt Repayment	(200.0)	—	—
Issuance of Long-term Debt	290.7	—	609.1
Long-term Debt Repayment	(60.0)	(63.5)	(414.0)
Issuance of Common Stock	4.6	10.8	8.5
Repurchase of Common Stock	(356.2)	(401.8)	(405.2)
Dividends Paid to Stockholders	(215.6)	(196.0)	(182.6)
Other, Net	(53.3)	(37.3)	(34.4)
Net Cash Used by Financing Activities	(589.8)	(687.8)	(418.6)

Net Increase (Decrease) in Cash and Bank Deposits	16.6	(23.0)	(12.5)

Cash and Bank Deposits at Beginning of Year	77.4	100.4	112.9

Cash and Bank Deposits at End of Year	$94.0	$77.4	$100.4

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

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other reporting segments are Closed Block and Corporate. See Note 13 for further discussion of our operating segments.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,449.3 million and $3,307.5 million of policy loans ceded to reinsurers at December 31, 2018 and 2017, respectively.

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

Our investments in private equity partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. We account for our investments in these partnerships using either the equity method or at fair value through net income depending on the level of ownership and the degree of our influence over partnership operating and financial policies. For investments in partnerships accounted for under the equity method, we report our investments at our share of the partnership's net asset value (NAV) and record our portion of partnership earnings is recorded as a component of net investment income. For investments in partnerships accounted for at fair value through net income, we also report our investments at our share of the partnership's NAV as a practical expedient for fair value with increases or decreases recorded as a component of net investment income. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments and there is generally not a public market for these investments.

See notes 2 and 3 for further discussion of our other long-term investments.

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

Derivative Financial Instruments: Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recognized as either other long-term investments or other liabilities in our consolidated balance sheets and are reported at fair value. The accounting for a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify for hedge accounting, at the inception of the hedging transaction, we formally document the risk management objective and strategy for undertaking the hedging transaction, as well as the designation of the hedge as either a fair value hedge or a cash flow hedge. Included in this documentation is how the hedging instrument is expected to hedge the designated risk(s) related to specific assets or liabilities on the balance sheet or to specific forecasted transactions as well as a description of the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness.

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

Changes in the fair value of a derivative designated as a fair value hedge and changes in the fair value of the hedged item attributable to the risk being hedged are recognized in earnings as a component of net realized investment gain or loss during the period of change in fair value.  For gains or losses on the derivative instrument that are excluded from the assessment of hedge effectiveness, those gains and losses are recognized in other comprehensive income or loss and amortized into earnings in the same income statement line as the related hedged item. The gain or loss on the termination of a fair value hedge is recognized in earnings as a component of net realized investment gain or loss during the period in which the termination occurs. When interest rate swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

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

Gains or losses on the termination of ineffective fair value or cash flow hedges are reported in earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of or the anticipated transaction being hedged is no longer likely to occur, we will terminate the related derivative and recognize the gain or loss on termination in current earnings as a component of net realized investment gain or loss. In the event a hedged item is disposed of subsequent to the termination of the hedging transaction, we reclassify any remaining gain or loss on the hedge out of accumulated other comprehensive income into earnings as a component of the same income statement line item wherein we report the gain or loss on disposition of the hedged item.

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

Deferred acquisition costs related to non-interest sensitive policies are amortized in proportion to the premium income we expect to receive over the lives of the policies. Deferred acquisition costs related to interest sensitive policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Deviations from projections result in a change to the rate of amortization in the period during which such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies.

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

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,151.8 million and $1,067.7 million as of December 31, 2018 and 2017, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $96.7 million and $27.9 million at December 31, 2018 and 2017, respectively. The accumulated amortization for value of business acquired was $133.0 million and $130.4 million as of December 31, 2018 and 2017, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $6.4 million, $4.8 million, and $5.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Claim reserves represent future policy and contract benefits for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Our claim reserves relate primarily to disability and long-term care policies and are calculated based on assumptions as to interest and claim resolution rates that are currently appropriate. Claim resolution rate assumptions are based on our actual experience. The interest rate assumptions used for discounting claim reserves are based on projected portfolio yield rates, after consideration for defaults and investment expenses, for the assets supporting the liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

for the various product lines. Unlike policy reserves for which assumptions are generally established and locked in at the time of policy issuance, claim reserves are subject to revision as current claim experience and projections of future factors affecting claim experience change. Claim reserves do not include a provision for adverse deviation. See Note 6.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2018 and 2017 was $12.5 million and $17.7 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2018, 2017, and 2016, premium tax expense was $155.8 million, $158.0 million, and $152.5 million, respectively.

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

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $301.2 million and $328.3 million at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2018:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements
ASC 230 "Statement of Cash Flows"
This update provided clarifying guidance intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addressed eight specific cash flow issues that relate to various types of transactions. The guidance was applied retrospectively.
January 1, 2018
The adoption of this update resulted in the reclassification of certain cash inflows between investing activities and operating activities within our consolidated statements of cash flows. The reclassification primarily related to cash distributions from equity method investees and the bifurcation of those distributions as either returns on investment or returns of investment which resulted in a reclassification of cash inflows from investing activities to operating activities. The remaining portion of the reclassification related to the receipt of proceeds from corporate-owned life insurance benefits which resulted in a reclassification of cash inflows from operating activities to investing activities. The adoption of this update had no effect on our financial position or results of operations. See the summary tables contained herein for the financial statement impacts of this retrospective adoption.

ASC 606 "Revenue from Contracts with Customers"
These updates superseded virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products are included within the scope. Our fee-based service products, which are primarily sold in our Unum US segment, are reported in other income within our consolidated statements of income and represent less than one percent of our total revenue. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Accordingly, we continue to recognize revenue for these fee-based service products as services are rendered. The guidance was applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption.
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
ASC 715 "Compensation - Retirement Benefits"
This update required the service cost component of net periodic pension and postretirement benefit costs to be included as a component of compensation costs in an entity's statement of income. Other components of net periodic pension and postretirement benefit costs are required to be presented separately from the service cost along with a disclosure identifying the line items in which these costs are presented in the statement of income. The amendments in this update were applied retrospectively or prospectively depending on the specific requirement of the update.
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

ASC 740 "Income Taxes"
This update eliminated the exception that required the tax effect of intra-entity asset transfers other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use.  It required recognition of tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance was applied retrospectively.
		January 1, 2018	The adoption of this update did not have an impact on our financial position or results of operations.

ASC 815 "Derivatives and Hedge Accounting"
This update provided targeted improvements to accounting for hedging activities for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements, eases certain documentation and effectiveness assessment requirements, and enhances transparency through expanded disclosures. For cash flow and net investment hedges existing at the date of adoption, the guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year the guidance is adopted. The amended presentation and disclosure guidance were required prospectively. Early adoption was permitted.
January 1, 2018
We elected to early adopt this update. The adoption of this update did not have an impact on our financial position or results of operations; however, it expanded our disclosures. This update also simplified hedge documentation requirements and expanded available hedging strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 820 "Fair Value Measurement"
This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and also removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modifies guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update adds disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied retrospectively or prospectively depending on the specific requirement of the update. Entities are permitted to early adopt any removed or modified disclosures and may delay adoption of the additional disclosures until their effective date.
December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.
We elected to early adopt the removal and modification of disclosures, as permitted by the update. We have elected to delay the adoption of the additional disclosures until the effective date. The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

ASC 825 "Financial Instruments - Overall"
This update changed the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also included the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption.
		January 1, 2018	See the summary tables contained herein for the financial statement impacts of this modified retrospective adoption on our financial statement line items at January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2018:

	For the Year Ended December 31
	2017			2016
	Historical Accounting Method	As Adjusted	Effect of Change	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 230
Consolidated Statements of Cash Flow
Cash Flows from Operating Activities
Other, Net	$12.8	$27.5	$14.7	$32.9	$38.4	$5.5
Cash Flows from Investing Activities
Proceeds from Sales and Maturities of Other Investments	272.6	257.9	(14.7)	336.8	331.3	(5.5)

	For the Year Ended December 31
	2017			2016
	Historical Accounting Method	As Adjusted	Effect of Change	Historical Accounting Method	As Adjusted	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 715
Consolidated Statements of Income
Compensation Expense	$844.4	$852.3	$7.9	$832.1	$839.1	$7.0
Other Expenses	862.9	855.0	(7.9)	831.6	824.6	(7.0)

	Balance at December 31, 2017	Balance at January 1, 2018	Effect of Change
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
ASC 944 "Financial Services - Insurance"
This update changed the disclosure requirements for certain insurance contracts. These changes included a requirement to disclose the rollforward of the liability for unpaid claims and claim adjustment expenses in both interim and annual reporting periods for long-duration and short-duration insurance contracts. Additional claims disclosures were also required for short-duration contracts. The guidance was applied retrospectively.
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

ASC 718 "Compensation - Stock Compensation"
This update changed the accounting and disclosure requirements for certain aspects of share-based payments to employees. The update required all income tax effects of stock-based compensation awards to be recognized in the income statement when the awards vest or are settled. The update also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the update required reclassification of tax-related cash flows resulting from share-based payments to be classified as operating activities instead of financing activities on the statement of cash flows. Transition guidance for the amendments varied between the retrospective, modified retrospective, and prospective methods depending on the specific requirement of the update.
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
ASC 820 "Fair Value Measurement"
This update eliminated the requirement to categorize within the fair value hierarchy table investments whose fair value is measured at net asset value using the practical expedient. Instead, entities are required to disclose the fair value of these investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table to the amounts reported on the consolidated balance sheets. The guidance was applied retrospectively.
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
January 1, 2019
We have determined that certain of our callable debt securities are within the scope of this update. The adoption of this update will not have a material impact on our financial position or results of operations.

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
		January 1, 2019	The adoption of this update will not have an impact on our financial position or results of operations.

ASC 842 "Leases"
This update changes the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding right-of-use asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance may be applied using a modified retrospective approach at either the beginning of the earliest comparative period presented or as of the beginning of the period of adoption. The guidance also allows practical expedients related to adoption considerations for leases that commenced before the date of adoption. Early adoption is permitted.
January 1, 2019
We will adopt this update using the modified retrospective transition option that allows for application of the guidance at the beginning of the period of adoption. The adoption of this update on January 1, 2019 will result in the recognition of a lease liability of approximately $125 million with a corresponding right-of-use asset, less an immaterial cumulative-effect decrease to retained earnings related to our operating leases. We will elect to apply the package of practical expedients available to leases that commenced prior to the date of adoption. We do not expect this update to have an impact to our results of operations but it will expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 326 "Financial Instruments - Credit Losses"
This update amends the guidance on the impairment of financial instruments. The update adds an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modifies the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures will also be required, including information used to develop the allowance for losses. The guidance is to be applied to most instruments in scope using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update is applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. Early adoption is permitted.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments

Fair Value Measurements for Financial Instruments Carried at Fair Value

We report fixed maturity securities, which are classified as available-for-sale securities, derivative financial instruments, and unrestricted equity securities at fair value in our consolidated balance sheets. We report our investments in private equity partnerships at our share of the partnerships' net asset value per share or its equivalent (NAV) as a practical expedient for fair value. See Note 1.

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

At December 31, 2018, approximately 11.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 88.3 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•
75.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

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

•
9.7 percent of our fixed maturity securities were valued based on prices of comparable securities, matrix pricing, market models, and/or internal models or were valued based on non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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

The following table presents additional information about our private equity partnerships as of December 31, 2018, including commitments for additional investments which may or may not be funded:

Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$168.6	Not redeemable	$99.5
		25.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	10.3
Total Private Credit		194.3		109.8

Private Equity	(b)	128.3	Not redeemable	169.5

Real Assets	(c)	131.0	Not redeemable	106.0
		30.2	Quarterly / 90 days notice	—
Total Real Assets		161.2		106.0

Total Partnerships		$483.8		$385.3

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 20 percent in the next 3 years, 46 percent during the period from 3 to 5 years, 30 percent during the period from 5 to 10 years, and 4 percent after the period of 15 years.

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 40 percent in the next 3 years, 9 percent during the period from 3 to 5 years, 49 percent during the period from 5 to 10 years, 1 percent during the period from 10 to 15 years, and 1 percent after the period of 15 years.

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2018, the estimated remaining life of the investments that do not allow for redemptions is approximately 2 percent in the next 3 years, 19 percent during period from 3 to 5 years, 75 percent during the period from 5 to 10 years, and 4 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	December 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$513.4	$1,301.0	$—	$—	$1,814.4
States, Municipalities, and Political Subdivisions	—	2,424.2	—	—	2,424.2
Foreign Governments	—	952.3	31.4	—	983.7
Public Utilities	286.4	7,041.7	84.7	—	7,412.8
Mortgage/Asset-Backed Securities	—	1,582.7	—	—	1,582.7
All Other Corporate Bonds	4,232.1	23,026.1	1,495.8	—	28,754.0
Redeemable Preferred Stocks	—	18.8	21.1	—	39.9
Total Fixed Maturity Securities	5,031.9	36,346.8	1,633.0	—	43,011.7

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	30.4	—	—	30.4
Credit Default Swaps	—	0.5	—	—	0.5
Equity Securities	—	24.6	4.6	—	29.2
Private Equity Partnerships	—	—	—	483.8	483.8
Total Other Long-term Investments	—	55.5	4.6	483.8	543.9
Total Financial Instrument Assets Carried at Fair Value	$5,031.9	$36,402.3	$1,637.6	$483.8	$43,555.6

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$5.2	$—	$—	$5.2
Foreign Exchange Contracts	—	32.8	—	—	32.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	31.1	—	31.1
Total Derivatives	—	38.0	31.1	—	69.1
Total Financial Instrument Liabilities Carried at Fair Value	$—	$38.0	$31.1	$—	$69.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2018
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		Fair Value End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$—	$—	$(1.4)	$—	$—	$32.8	$—	$31.4
Public Utilities	207.7	—	(2.3)	—	—	39.0	(159.7)	84.7
All Other Corporate Bonds	1,150.1	5.8	(118.1)	95.1	(148.7)	968.6	(457.0)	1,495.8
Redeemable Preferred Stocks	22.8	—	(1.7)	—	—	—	—	21.1
Total Fixed Maturity Securities	1,380.6	5.8	(123.5)	95.1	(148.7)	1,040.4	(616.7)	1,633.0

Equity Securities	1.1	—	—	3.5	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	(15.2)	—	—	—	—	—	(31.1)

	Year Ended December 31, 2017
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		Fair Value End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$89.5	$—	$—	$—	$—	$—	$(89.5)	$—
Public Utilities	265.3	—	0.3	8.0	(4.8)	125.2	(186.3)	207.7
All Other Corporate Bonds	1,459.7	(0.6)	2.8	118.9	(149.2)	524.7	(806.2)	1,150.1
Redeemable Preferred Stocks	23.2	—	(0.4)	—	—	—	—	22.8
Total Fixed Maturity Securities	1,837.7	(0.6)	2.7	126.9	(154.0)	649.9	(1,082.0)	1,380.6

Equity Securities	1.2	—	—	—	—	—	(0.1)	1.1
Embedded Derivative in Modified Coinsurance Arrangement	(46.7)	30.8	—	—	—	—	—	(15.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each year end were $(15.2) million and $30.8 million for the years ended December 31, 2018 and 2017, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$148.5	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(b) (c) (d)	0.25% - 0.25% / 0.25% 0.25% - 10.99% / 1.0% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

	December 31, 2017
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$244.4	Market Approach	Comparability Adjustment Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c) (d)	0.20% - 0.20% / 0.20% 0.25% - 0.25% / 0.25% 0.12% - 6.25% / 0.50% Priced at Par
Equity Securities - Private	1.1	Market Approach	Market Convention	(d)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(15.9)	Discounted Cash Flows	Projected Liability Cash Flows	(e)	Actuarial Assumptions

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,449.3 million and $3,307.5 million as of December 31, 2018 and 2017, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,317.4	$—	$2,317.4	$2,295.0
Policy Loans	—	—	3,831.1	3,831.1	3,729.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	24.1	91.5	115.6	115.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,341.5	$3,922.6	$6,264.1	$6,140.5

Liabilities
Long-term Debt	$1,429.8	$1,639.4	$—	$3,069.2	$2,971.3
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	104.0	—	104.0	104.0
Other Liabilities
Unfunded Commitments	—	2.3	—	2.3	2.3
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,429.8	$1,745.7	$—	$3,175.5	$3,077.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments

Fixed Maturity Securities

At December 31, 2018 and 2017, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,702.1	$123.2	$10.9	$1,814.4
States, Municipalities, and Political Subdivisions	2,121.5	307.1	4.4	2,424.2
Foreign Governments	825.8	162.7	4.8	983.7
Public Utilities	6,626.2	850.0	63.4	7,412.8
Mortgage/Asset-Backed Securities	1,523.8	67.2	8.3	1,582.7
All Other Corporate Bonds	27,436.8	1,981.6	664.4	28,754.0
Redeemable Preferred Stocks	39.0	1.1	0.2	39.9
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$756.4	$43,011.7

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,311.1	$176.1	$4.7	$1,482.5
States, Municipalities, and Political Subdivisions	1,942.8	395.4	1.3	2,336.9
Foreign Governments	673.0	191.3	0.4	863.9
Public Utilities	6,952.7	1,296.4	12.6	8,236.5
Mortgage/Asset-Backed Securities	1,873.2	105.1	4.7	1,973.6
All Other Corporate Bonds	26,988.7	3,633.5	99.8	30,522.4
Redeemable Preferred Stocks	39.0	3.0	—	42.0
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$123.5	$45,457.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$68.8	$1.7	$212.5	$9.2
States, Municipalities, and Political Subdivisions	183.2	2.1	65.0	2.3
Foreign Governments	58.4	3.8	12.0	1.0
Public Utilities	740.1	31.3	325.7	32.1
Mortgage/Asset-Backed Securities	81.5	1.2	201.6	7.1
All Other Corporate Bonds	9,240.2	462.2	1,704.9	202.2
Redeemable Preferred Stocks	18.8	0.2	—	—
Total Fixed Maturity Securities	$10,391.0	$502.5	$2,521.7	$253.9

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$157.9	$3.0	$58.8	$1.8
States, Municipalities, and Political Subdivisions	45.7	0.5	22.3	0.7
Foreign Governments	13.2	0.4	—	—
Public Utilities	213.2	7.9	133.5	4.7
Mortgage/Asset-Backed Securities	252.5	1.4	144.7	3.3
All Other Corporate Bonds	1,355.1	26.8	785.2	73.0
Total Fixed Maturity Securities	$2,037.6	$40.0	$1,144.5	$83.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,073.3	$14.5	$1,020.1	$8.4	$59.3
Over 1 year through 5 years	6,267.5	300.6	5,186.9	80.2	1,301.0
Over 5 years through 10 years	12,573.4	795.0	6,812.7	303.9	6,251.8
Over 10 years	18,837.2	2,315.6	15,779.7	355.6	5,017.5
	38,751.4	3,425.7	28,799.4	748.1	12,629.6
Mortgage/Asset-Backed Securities	1,523.8	67.2	1,299.6	8.3	283.1
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$30,099.0	$756.4	$12,912.7

	December 31, 2017
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,625.1	$30.9	$1,638.8	$3.1	$14.1
Over 1 year through 5 years	5,579.9	453.6	5,810.9	18.5	204.1
Over 5 years through 10 years	12,091.1	1,169.8	11,916.5	53.2	1,291.2
Over 10 years	18,611.2	4,041.4	21,333.1	44.0	1,275.5
	37,907.3	5,695.7	40,699.3	118.8	2,784.9
Mortgage/Asset-Backed Securities	1,873.2	105.1	1,576.4	4.7	397.2
Total Fixed Maturity Securities	$39,780.5	$5,800.8	$42,275.7	$123.5	$3,182.1

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2018:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$39,973.1	$3,464.2	$529.5	70.0%
Below-Investment-Grade	3,038.6	28.7	226.9	30.0
Total Fixed Maturity Securities	$43,011.7	$3,492.9	$756.4	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2018, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of December 31, 2018, we held 552 individual investment-grade fixed maturity securities and 135 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 204 investment-grade fixed maturity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

securities and 32 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of December 31, 2018 and 2017, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2018, we had commitments of $117.3 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of December 31, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $575.3 million, comprised of $91.5 million of tax credit partnerships and $483.8 million of private equity partnerships. At December 31, 2017, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $535.4 million, comprised of $128.2 million of tax credit partnerships and $407.2 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Income Tax Credits	$41.4	$41.8	$41.8
Amortization, Net of Tax	(28.1)	(23.2)	(23.2)
Income Tax Benefit	$13.3	$18.6	$18.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $2.3 million of unfunded unconditional commitments at December 31, 2018. See Note 2 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $156.7 million and $154.1 million as of December 31, 2018 and 2017, respectively. The bond is reported as a component of fixed maturity securities in our consolidated balance sheets. At December 31, 2016, the trust also contained a private equity partnership which we contributed into the trust at the time it was established with a fair value of $1.0 million. During 2017, we received the final distribution from the private equity partnership and recorded a loss of $0.2 million on the disposal. The loss is reported as a component of net realized investments gains and losses in our consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans by property type and geographic region are presented below.

	December 31
	2018		2017
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$491.0	21.4%	$360.0	16.3%
Industrial	635.6	27.7	601.2	27.2
Office	604.2	26.3	692.3	31.3
Retail	519.5	22.6	527.6	23.8
Other	44.7	2.0	32.1	1.4
Total	$2,295.0	100.0%	$2,213.2	100.0%

Region
New England	$45.9	2.0%	$56.1	2.5%
Mid-Atlantic	160.6	7.0	155.5	7.0
East North Central	354.4	15.4	282.0	12.8
West North Central	190.3	8.3	210.1	9.5
South Atlantic	485.2	21.1	494.4	22.3
East South Central	105.5	4.6	88.8	4.0
West South Central	240.6	10.5	247.4	11.2
Mountain	242.7	10.6	251.2	11.4
Pacific	469.8	20.5	427.7	19.3
Total	$2,295.0	100.0%	$2,213.2	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2018	2017
	(in millions of dollars)
Internal Rating
Aa	$—	$0.4
A	477.5	445.7
Baa	1,814.1	1,753.0
Ba	3.4	14.1
Total	$2,295.0	$2,213.2

Loan-to-Value Ratio
<= 65%	$1,204.8	$1,101.7
> 65% <= 75%	1,049.1	1,041.6
> 75% <= 85%	11.8	49.3
> 85%	29.3	20.6
Total	$2,295.0	$2,213.2

At December 31, 2018, we held one mortgage loan that was greater than 90 days past due regarding principal and/or interest payments which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. At the time of restructuring in the second quarter of 2018, we recorded an allowance for credit losses and recognized an impairment loss of $0.2 million resulting in a net realizable value for the loan of $3.4 million. The payoff of the loan did not occur in September 2018 and therefore, the loan was considered impaired as of December 31, 2018. At December 31, 2017, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

There were no troubled debt restructurings during 2017. During 2016, we foreclosed on a mortgage loan with a carrying value of $5.4 million. We did not recognize a loss at foreclosure as the value of the underlying property exceeded the carrying value of the loan. We had no realized losses on loan foreclosures for the years ended December 31, 2018, 2017, and 2016 other than any initial impairment loss recognized prior to foreclosure.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. There was no activity in the allowance for credit losses for the years ended December 31, 2018, 2017 or 2016 other than previously mentioned impairment loss of $0.2 million.

Our average investment in impaired mortgage loans was $2.3 million and $2.2 million for the years ended December 31, 2018 and 2016, respectively. We did not hold any impaired mortgage loans for the year ended December 31, 2017. We did not recognize any interest income during 2018, 2017 or 2016 on mortgage loans subsequent to impairment.

At December 31, 2018, we had commitments of $13.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $164.1 million, for which we received collateral in the form of cash and securities of $0.1 million and $171.4 million, respectively. As of December 31, 2017, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $159.2 million, for which we received collateral in the form of cash and securities of $30.5 million and $135.6 million, respectively. We had no outstanding repurchase agreements at December 31, 2018 or 2017.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2018	2017
	Overnight and Continuous
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$—	$0.2
Public Utilities	—	0.5
All Other Corporate Bonds	0.1	29.8
Total Borrowings	0.1	30.5
Gross Amount of Recognized Liability for Securities Lending Transactions	0.1	30.5
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—
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

	December 31, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$24.1	$34.1
Advances from FHLB	$104.0	$350.0

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$219.8	$213.3
Commercial Mortgage Loans	179.9	331.5
Total Carrying Value of Collateral Posted to FHLB	$399.7	$544.8

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

	December 31, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$30.9	$—	$30.9	$(6.9)	$(24.0)	$—
Securities Lending	164.1	—	164.1	(164.0)	(0.1)	—
Total	$195.0	$—	$195.0	$(170.9)	$(24.1)	$—

Financial Liabilities:
Derivatives	$38.0	$—	$38.0	$(33.2)	$—	$4.8
Securities Lending	0.1	—	0.1	(0.1)	—	—
Total	$38.1	$—	$38.1	$(33.3)	$—	$4.8

	December 31, 2017
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$19.5	$—	$19.5	$(4.2)	$(15.3)	$—
Securities Lending	159.2	—	159.2	(128.7)	(30.5)	—
Total	$178.7	$—	$178.7	$(132.9)	$(45.8)	$—

Financial Liabilities:
Derivatives	$52.2	$—	$52.2	$(42.9)	$—	$9.3
Securities Lending	30.5	—	30.5	(30.5)	—	—
Total	$82.7	$—	$82.7	$(73.4)	$—	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Fixed Maturity Securities	$2,239.7	$2,271.8	$2,293.9
Derivatives	66.1	56.4	49.8
Mortgage Loans	110.1	104.2	114.0
Policy Loans	18.6	17.9	17.3
Other Long-term Investments
Equity Securities[1]	(0.2)	1.5	1.2
Private Equity Partnerships[2]	36.0	25.5	11.4
Other	8.4	10.0	10.0
Short-term Investments	23.7	11.3	7.5
Gross Investment Income	2,502.4	2,498.6	2,505.1
Less Investment Expenses	35.2	32.8	31.9
Less Investment Income on Participation Fund Account Assets	13.5	14.1	14.2
Net Investment Income	$2,453.7	$2,451.7	$2,459.0

1 The net unrealized loss recognized in net investment income for the year ended December 31, 2018 related to equity securities still held at December 31, 2018 was $3.9 million.
2 The net unrealized gain recognized in net investment income for the year ended December 31, 2018 related to private equity partnerships still held at December 31, 2018 was $7.1 million.

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$9.7	$13.8	$34.3
Gross Losses on Sales	(15.2)	(4.4)	(17.2)
Other-Than-Temporary Impairment Loss	(17.5)	(8.1)	(30.5)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.5	9.4	5.5
Gross Losses on Sales	—	(0.2)	(0.7)
Impairment Loss	(1.4)	(0.9)	(5.7)
Embedded Derivative in Modified Coinsurance Arrangement	(15.2)	30.8	40.9
All Other Derivatives	0.3	(0.1)	(1.5)
Foreign Currency Transactions	(0.7)	—	(0.9)
Net Realized Investment Gain (Loss)	$(39.5)	$40.3	$24.2

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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.9 million at December 31, 2018. As of December 31, 2017 we did not have any credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31, 2018	December 31, 2017
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$24.0	$15.7
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$33.4	$46.4

See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $38.0 million and $52.2 million at December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2015	$150.0	$650.3	$600.0	$70.0	$—	$1,470.3
Additions	3.5	—	—	—	30.0	33.5
Terminations	48.0	33.8	350.0	—	20.0	451.8
Balance at December 31, 2016	105.5	616.5	250.0	70.0	10.0	1,052.0
Additions	—	26.4	—	—	65.7	92.1
Terminations	57.5	106.4	—	—	75.7	239.6
Balance at December 31, 2017	48.0	536.5	250.0	70.0	—	904.5
Additions	—	78.1	—	11.0	47.4	136.5
Terminations	48.0	76.4	—	70.0	47.4	241.8
Balance at December 31, 2018	$—	$538.2	$250.0	$11.0	$—	$799.2
Cash Flow Hedges

As of December 31, 2018 and 2017, we had $286.4 million and $343.9 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2018, we expect to amortize approximately $70.0 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2018, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2038.

Fair Value Hedges

As of December 31, 2017, we had $48.0 million of notional amount of receive variable, pay fixed interest rate swaps to hedge the changes in fair value of certain fixed rate securities held which matured in 2018 along with the hedged securities. These swaps effectively converted the associated fixed rate securities into floating rate securities, which were used to fund our floating rate long-term debt. During 2016, we terminated $24.0 million notional amount of receive variable, pay fixed interest rate swaps in connection with the sale of the hedged securities and recorded a loss on the swap terminations of $1.2 million in our consolidated statements of income as a component of net realized investment gains and losses.

As of December 31, 2018, we had $78.1 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2018 and 2017, we had 250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security. During 2016, $350.0 million notional amount of receive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

fixed, pay variable interest rate swaps matured in conjunction with the maturity of the $350.0 million hedged fixed rate debt. See Note 8.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions of dollars)
Fixed maturity securities:
Receive variable interest rate, pay fixed interest rate	$—	$48.5	$—	$0.6
Receive fixed functional currency interest, pay fixed foreign currency interest	$56.2	$—	$(2.7)	$—

Long-term Debt	$(244.4)	$(244.8)	$5.1	$4.5

For the year ended December 31, 2018, $2.5 million of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. For the year ended December 31, 2017, no component of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2018 and 2017, we held $173.7 million and $192.6 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of December 31, 2018 and 2017, we held $11.0 million and $70.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2016, we held $3.5 million notional amount of a receive variable, pay fixed interest rate swap acquired through our purchase of Starmount during 2016. This swap effectively converted Starmount's floating rate long-term debt into fixed rate debt. During 2017, we purchased and retired the debt and terminated the interest rate swap. We recorded a loss of $0.1 million on the swap termination in our consolidated statements of income as a component of net realized investment gains and losses.  See Note 8.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$25.0	Other Liabilities	$7.9

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	5.2
Foreign Exchange Contracts	Other L-T Investments	5.4	Other Liabilities	0.4
Total Fair Value Hedges		5.4		5.6

Total Designated as Hedging Instruments		$30.4		$13.5

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.5	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	24.5
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	31.1
Total Not Designated as Hedging Instruments		$0.5		$55.6

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$19.5	Other Liabilities	$19.4

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	5.1

Total Designated as Hedging Instruments		$19.5		$24.5

Not Designated as Hedging Instruments
Credit Default Swaps			Other Liabilities	$0.2
Foreign Exchange Contracts			Other Liabilities	27.5
Embedded Derivative in Modified Coinsurance Arrangement			Other Liabilities	15.9
Total Not Designated as Hedging Instruments				$43.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31, 2018
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,453.7	$(39.5)	$167.3

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	310.3	0.1	38.4
Derivatives Designated as Hedging Instruments	67.1	(0.3)	2.3
Foreign Exchange Contracts:
Hedged items	18.1	1.5	—
Derivatives Designated as Hedging Instruments	(0.9)	(1.5)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	1.0	0.1	14.3
Derivatives Designated as Hedging Instruments	(0.5)	(0.1)	1.8
Foreign Exchange Contracts
Hedged items	0.6	(2.7)	—
Derivatives Designated as Hedging Instruments	0.5	2.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

	Year Ended December 31, 2017
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,451.7	$40.3	$159.9

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	321.1	2.5	44.9
Derivatives Designated as Hedging Instruments	60.4	0.2	2.2
Foreign Exchange Contracts:
Hedged items	21.7	8.9	—
Derivatives Designated as Hedging Instruments	(1.2)	(9.2)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	4.8	(1.7)	14.3
Derivatives Designated as Hedging Instruments	(3.2)	1.7	(0.6)

	Year Ended December 31, 2016
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,459.0	$24.2	$166.0

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	337.7	7.2	44.9
Derivatives Designated as Hedging Instruments	55.7	3.4	2.1
Foreign Exchange Contracts:
Hedged items	23.1	1.5	—
Derivatives Designated as Hedging Instruments	(0.6)	(1.4)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	7.1	(3.1)	39.7
Derivatives Designated as Hedging Instruments	(5.3)	3.1	(4.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$(0.1)	$(0.1)
Foreign Exchange Contracts	16.9	(23.0)	(22.2)
Total	$16.8	$(23.1)	$(22.3)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.3)	$(0.4)	$(0.9)
Interest Rate Swaps	(0.3)	(0.1)	0.4
Foreign Exchange Contracts	0.9	0.4	0.2
Embedded Derivative in Modified Coinsurance Arrangement	(15.2)	30.8	40.9
Total	$(14.9)	$30.7	$40.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2015	$204.3	$378.0	$(173.6)	$(392.6)	$16.1
Other Comprehensive Income (Loss) Before Reclassifications	226.5	(15.8)	(180.4)	(82.8)	(52.5)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	9.8	(34.7)	—	10.3	(14.6)
Net Other Comprehensive Income (Loss)	236.3	(50.5)	(180.4)	(72.5)	(67.1)
Balance at December 31, 2016	440.6	327.5	(354.0)	(465.1)	(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	176.7	(14.7)	99.5	(55.9)	205.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(9.5)	(30.5)	—	12.9	(27.1)
Net Other Comprehensive Income (Loss)	167.2	(45.2)	99.5	(43.0)	178.5
Balance at December 31, 2017	607.8	282.3	(254.5)	(508.1)	127.5
Adjustment to Adopt Accounting Standard Update - Note 1	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(920.3)	16.8	(50.7)	43.6	(910.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	17.6	(48.5)	—	17.3	(13.6)
Net Other Comprehensive Income (Loss)	(902.7)	(31.7)	(50.7)	60.9	(924.2)
Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)

The net unrealized gain (loss) on securities consists of the following components:

	December 31	January 1	December 31			Change for the Year Ended December 31
	2018		2017	2016	2015	2018	2017	2016
	(in millions of dollars)
Fixed Maturity Securities	$2,736.5	$5,665.2	$5,677.3	$4,664.6	$3,695.7	$(2,928.7)	$1,012.7	$968.9
Other Investments	—	—	14.4	(22.7)	(33.7)	—	37.1	11.0
Deferred Acquisition Costs	(27.9)	(51.4)	(51.4)	(38.9)	(29.4)	23.5	(12.5)	(9.5)
Reserves for Future Policy and Contract Benefits	(3,220.3)	(5,094.7)	(5,094.7)	(4,253.2)	(3,578.4)	1,874.4	(841.5)	(674.8)
Reinsurance Recoverable	261.4	375.8	375.8	321.3	263.2	(114.4)	54.5	58.1
Income Tax	(62.1)	(304.6)	(313.6)	(230.5)	(113.1)	242.5	(83.1)	(117.4)
Total	$(312.4)	$590.3	$607.8	$440.6	$204.3	$(902.7)	$167.2	$236.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued

Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$(4.8)	$22.7	$15.3
Other-Than-Temporary Impairment Loss	(17.5)	(8.1)	(30.5)
	(22.3)	14.6	(15.2)
Income Tax Expense (Benefit)	(4.7)	5.1	(5.4)
Total	$(17.6)	$9.5	$(9.8)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$65.9	$59.0	$54.5
Loss on Foreign Exchange Contracts	(1.1)	(1.2)	(1.1)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	0.2	0.2	3.2
Loss on Foreign Exchange Contracts	(1.5)	(9.2)	(1.4)
Interest and Debt Expense
Loss on Interest Rate Swaps	(2.1)	(2.0)	(1.9)
	61.4	46.8	53.3
Income Tax Expense	12.9	16.3	18.6
Total	$48.5	$30.5	$34.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(22.3)	$(20.3)	$(16.3)
Amortization of Prior Service Credit	0.2	0.7	0.5
	(22.1)	(19.6)	(15.8)
Income Tax Benefit	(4.8)	(6.7)	(5.5)
Total	$(17.3)	$(12.9)	$(10.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2018	2017	2016
	(in millions of dollars)
Balance at January 1	$23,222.0	$23,249.5	$23,796.1
Less Reinsurance Recoverable	2,182.0	2,163.6	2,064.6
Net Balance at January 1	21,040.0	21,085.9	21,731.5

Incurred Related to
Current Year	5,832.3	5,422.9	5,243.0
Prior Years
Interest	1,049.8	1,089.7	1,136.7
All Other Incurred	(106.2)	(158.2)	(198.3)
Foreign Currency	(110.7)	167.5	(340.2)
Total Incurred	6,665.2	6,521.9	5,841.2

Paid Related to
Current Year	(2,354.7)	(2,156.9)	(2,035.4)
Prior Years	(4,428.8)	(4,410.9)	(4,451.4)
Total Paid	(6,783.5)	(6,567.8)	(6,486.8)

Net Balance at December 31	20,921.7	21,040.0	21,085.9
Plus Reinsurance Recoverable	2,227.3	2,182.0	2,163.6
Balance at December 31	$23,149.0	$23,222.0	$23,249.5

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

"Incurred Related to Prior Years - All Other Incurred" shown in the preceding chart includes the reserve adjustments as discussed in the following paragraphs, which impact the comparability between the years presented. Excluding those adjustments, the variability exhibited year over year is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

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

During the third quarter of 2018, we completed our annual review of policy reserve adequacy, which incorporated our most recent experience and included a review of all assumptions, including active policy terminations, claims incidence, claim terminations, morbidity, premium rate increases, and new money yield rates. The review utilized internal and external data and outside consulting firms for quality assurance and industry benchmarking. Based on our analysis, during the third quarter of 2018, we updated our reserve assumptions and determined that our policy and claim reserves should be increased by $750.8 million, or $593.1 million after tax, to reflect our current estimate of future benefit obligations. This increase was primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

driven by the update to our liability and interest rate assumptions, particularly claims incidence and claim termination rates, which resulted in an increase to reserves of approximately $2.2 billion. Partially offsetting the increase was the update to our assumptions for premium rate increases which decreased reserves approximately $1.4 billion, resulting in the net increase to reserves of $750.8 million. Of this amount, approximately $236.0 million was related to our liability for unpaid claims and claims adjustment expenses, which can be primarily attributed to prior year incurred claims, thereby impacting the results shown in the preceding chart.

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

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2018	2017	2016
	(in millions of dollars)
Policy and Contract Benefits	$1,695.7	$1,605.2	$1,507.9
Reserves for Future Policy and Contract Benefits	44,841.9	45,601.6	44,245.9
Total	46,537.6	47,206.8	45,753.8
Less:
Life Reserves for Future Policy and Contract Benefits	8,330.9	8,231.3	8,078.2
Accident and Health Active Life Reserves	11,837.4	10,658.8	10,172.9
Adjustment Related to Unrealized Investment Gains and Losses	3,220.3	5,094.7	4,253.2
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,149.0	$23,222.0	$23,249.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax

Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Net Income	$104.4	$409.8	$416.3
Stockholders' Equity - Additional Paid-in Capital
Stock-Based Compensation	—	—	(0.3)
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	(614.2)	328.1	318.0
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	371.7	(245.0)	(200.6)
Change in Net Gain on Hedges	(8.2)	(24.4)	(25.4)
Change in Foreign Currency Translation Adjustment	(0.6)	—	—
Change in Unrecognized Pension and Postretirement Benefit Costs	17.0	(8.3)	(34.2)
Total	$(129.9)	$460.2	$473.8

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2018	2017	2016
Statutory Income Tax	21.0%	35.0%	35.0%
Foreign Rate Differential, Inclusive of Foreign Rate Changes	(0.3)	(1.1)	(2.2)
U.S. Deferred Tax Liability Remeasurement	—	(7.0)	—
Deemed Repatriation Tax on Foreign Earnings and Profit (E&P)	1.8	4.7	—
Tax Exempt Income	(1.3)	(0.8)	(0.8)
Tax Credits	(2.4)	(1.5)	(1.6)
Policyholder Reserves	(2.4)	—	—
Other Items, Net	0.2	(0.1)	0.5
Effective Tax	16.6%	29.2%	30.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

Our net deferred tax (asset) liability consists of the following:

	December 31
	2018	2017
	(in millions of dollars)
Deferred Tax Liability
Deferred Acquisition Costs	$129.7	$118.6
Fixed Assets	56.2	52.8
Invested Assets	493.4	1,074.0
Intangible Assets	24.0	6.5
Other	34.1	35.8
Gross Deferred Tax Liability	737.4	1,287.7

Deferred Tax Asset
Reserves	668.5	908.0
Employee Benefits	179.5	188.7
Other	17.7	12.3
Gross Deferred Tax Asset	865.7	1,109.0
Less: Valuation Allowance	18.4	20.3
Net Deferred Tax Asset	847.3	1,088.7
Net Deferred Tax (Asset) Liability	$(109.9)	$199.0

Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows. The federal statutory rates used were 21 percent for 2018 and 35 percent for 2017 and 2016:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Income Before Tax
Domestic	$492.6	$1,289.0	$1,215.8
Foreign	135.2	115.0	131.9
Total	$627.8	$1,404.0	$1,347.7

Current Tax Expense (Benefit)
Federal	$194.6	$374.9	$414.8
State and Local	(0.6)	0.4	0.3
Foreign	33.4	26.0	(29.4)
Total	227.4	401.3	385.7

Deferred Tax Expense (Benefit)
Federal	(114.6)	14.2	(14.6)
State and Local	(0.2)	(0.3)	(2.1)
Foreign	(8.2)	(5.4)	47.3
Total	(123.0)	8.5	30.6

Total Tax Expense	$104.4	$409.8	$416.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Although the TCJA's 21 percent corporate tax rate became effective on January 1, 2018, we are required to adjust deferred tax assets and liabilities through continuing operations on the date of enactment. As a result, in 2017 we recorded an income tax benefit of $97.9 million for the TCJA's corporate tax rate reduction and an income tax expense of $66.4 million for the deemed repatriation transition tax on accumulated foreign E&P.

TCJA brought a large number of complex changes to many areas of the tax code. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) allowing a one-year measurement period after the enactment date of TCJA to finalize the calculation and record the related tax impacts. We finalized and recorded adjustments to our initial estimates during 2018. As a result of guidance from the IRS, we recorded additional deemed repatriation transition tax on accumulated foreign E&P of $11.5 million, for a total of $77.9 million. We recorded no other material changes to our calculations of the impact of the TCJA during the one-year measurement period after the enactment period as allowed by SAB 118.

Effective January 1, 2018, the TCJA created a U.S. shareholder tax on certain foreign subsidiary income above a routine equity return on tangible depreciable business assets, or a tax on Global Intangible Low-taxed Income (GILTI). The FASB has provided additional guidance to address the accounting effects of GILTI, requiring companies to elect to either recognize deferred taxes related to GILTI or include in tax expense in the period incurred. We have elected to treat GILTI as a period cost.

Under the TCJA, a modified territorial tax system was adopted that required a one-time deemed repatriation tax on accumulated foreign E&P. Future repatriation of foreign E&P subject to the one-time deemed repatriation tax will not be subject to further U.S. taxation other than tax on foreign currency translation gain or loss. As of December 31, 2018, our plans for the future repatriations of cash from our foreign subsidiaries include only the amount of capital above that which is required by Solvency II. The remainder of our investment in our foreign subsidiaries is indefinitely reinvested and we have not recorded any deferred taxes on the approximately $0.7 billion of the excess of the U.S. GAAP carrying values over the tax basis of investments in our foreign subsidiaries.

Our consolidated statements of income include the following changes in unrecognized tax benefits. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2018	2017	2016
	(in millions of dollars)
Balance at Beginning of Year	$1.4	$1.5	$0.8
Additions for Tax Positions Related to Prior Years	261.5	0.3	0.7
Additions for Tax Positions Related to Current Year	—	—	—
Settlements with Tax Authorities	—	—	—
Lapse of the Applicable Statute of Limitations	(0.7)	(0.4)	—
Balance at End of Year	262.2	1.4	1.5
Less Tax Attributable to Temporary Items Included Above	(148.2)	—	—
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$114.0	$1.4	$1.5

During 2018 we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. Included in the balance at December 31, 2018, is $148.2 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is reasonably possible that this item could reverse in the next 12 months following review by the Internal Revenue Service (IRS).

We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized a de minimis amount of interest expense related to unrecognized tax benefits during 2018, 2017 and 2016. We held a de minimis liability in our consolidated balance sheets for accrued interest related to unrecognized tax benefits at December 31, 2018, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued

We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax years subsequent to 2014 remain subject to examination by the IRS. All other major foreign jurisdictions remain subject to examination for tax years subsequent to 2016 with the exception of Poland for which tax years subsequent to 2013 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2013 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years. Tax years subsequent to 2010 remain subject to examination in California.

We have an accumulated federal net operating loss carryforward of $6.5 million as of December 31, 2018 and had none as of December 31, 2017. Current year net operating losses relate to subsidiaries not yet included in the consolidated U.S. federal tax return and are not expected to expire unused. Our federal capital loss carryforward, also related to subsidiaries not included in the consolidated U.S. federal return, was $0.7 million at both December 31, 2018 and 2017 and is expected to be utilized by the time it expires in 2022. We have net operating loss carryforwards for state and local income tax of approximately $195 million most of which is expected to expire unused between 2019 and 2038.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $18.4 million and $20.3 million at December 31, 2018 and 2017, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K.

Total income taxes paid net of refunds during 2018, 2017, and 2016 were $139.7 million, $377.0 million, and $384.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt

Debt consists of the following:

			December 31
			2018	2017
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Secured Notes issued 2007	Variable	2037	$140.0	$200.0
Senior Notes issued 1998	6.750 - 7.250%	2028	365.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	350.0
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	—
Fair Value Hedge Adjustment			(5.1)	(4.5)
Less:
Unamortized Net Premium			9.6	9.7
Unamortized Debt Issuance Costs			(30.8)	(24.4)
Total Long-term Debt			2,971.3	2,738.4

Short-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	—	200.0
Less Unamortized Debt Issuance Costs			—	(0.1)
Total Short-term Debt			—	199.9

Total Debt			$2,971.3	$2,938.3

Collateralized debt is comprised of our senior secured notes and ranks highest in priority, followed by unsecured notes, which consist of senior notes and medium-term notes, followed by junior subordinated debt securities. The medium-term notes are non-callable and the junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time.

The aggregate contractual principal maturities are $400.0 million in 2020, $350.0 million in 2021, $2.0 million in 2023, and $2,245.6 million thereafter.

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

Recourse for the payment of principal, interest and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2018, the amount in the DSCA was $73.8 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. Northwind Holdings made principal payments on the Northwind notes of $60.0 million in both 2018 and 2017, and $64.0 million in 2016.

In 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount Life Insurance Company. In conjunction with this retirement, we also terminated the interest rate swap associated with the hedge of these notes and recorded a $0.1 million loss in our consolidated statements of income as a component of net realized investment gains and losses. See Note 4 for further discussion on the interest rate swap.

Unsecured Notes

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

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

Fair Value Hedges

As of December 31, 2018 and 2017, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. See Note 4 for further information on the interest rate swap.

Junior Subordinated Debt Securities

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

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2018, 2017, and 2016 was $167.3 million, $154.4 million, and $153.6 million, respectively.

Credit Facility

In March 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2018 and 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

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

Amendments to Pension Plan

In 2017, we amended our U.S. qualified defined benefit pension plan by modifying the qualified pre-retirement survivor annuity form of payment for married participants from a 67 percent joint and survivor annuity to a 100 percent joint and survivor benefit to the participant's spousal beneficiary in the event a participant pre-deceased prior to reaching pension eligibility and affirmatively electing a form of benefit. This amendment became effective January 1, 2018. As a result of this amendment, we recognized an increase in the net pension liability of $7.6 million, with a corresponding prior service cost included in accumulated other comprehensive income.

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

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2018, the estimate of the average remaining life expectancy of the plans was approximately 24 years for the U.S. plan and 31 years for U.K. plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$2,136.9	$1,955.3	$243.8	$223.0	$139.5	$147.9
Service Cost	9.1	7.9	—	—	—	—
Interest Cost	79.8	84.5	5.9	6.2	4.9	5.9
Plan Participant Contributions	—	—	—	—	0.2	0.2
Actuarial (Gain) Loss	(210.3)	159.3	(18.9)	1.7	(7.6)	(4.2)
Benefits and Expenses Paid	(82.2)	(77.7)	(7.3)	(8.3)	(11.1)	(10.3)
Plan Amendment	—	7.6	0.3	—	—	—
Change in Foreign Exchange Rates	—	—	(12.8)	21.2	—	—
Benefit Obligation at End of Year	$1,933.3	$2,136.9	$211.0	$243.8	$125.9	$139.5

Accumulated Benefit Obligation at December 31	$1,933.3	$2,136.9	$205.0	$234.3	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,582.6	$1,454.1	$253.5	$228.4	$10.5	$10.8
Actual Return on Plan Assets	(53.6)	198.5	(16.0)	11.6	0.1	0.1
Employer Contributions	8.1	7.7	—	—	10.4	9.7
Plan Participant Contributions	—	—	—	—	0.2	0.2
Benefits and Expenses Paid	(82.2)	(77.7)	(7.3)	(8.3)	(11.1)	(10.3)
Change in Foreign Exchange Rates	—	—	(13.2)	21.8	—	—
Fair Value of Plan Assets at End of Year	$1,454.9	$1,582.6	$217.0	$253.5	$10.1	$10.5

Underfunded (Overfunded) Status	$478.4	$554.3	$(6.0)	$(9.7)	$115.8	$129.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2018 and 2017 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Current Liability	$7.3	$7.2	$—	$—	$1.6	$1.2
Noncurrent Liability	471.1	547.1	—	—	114.2	127.8
Noncurrent Asset	—	—	(6.0)	(9.7)	—	—
Underfunded (Overfunded) Status	$478.4	$554.3	$(6.0)	$(9.7)	$115.8	$129.0

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(672.6)	$(746.4)	$(48.9)	$(46.3)	$20.9	$13.7
Prior Service Credit (Cost)	(0.7)	(0.7)	(0.3)	—	3.3	3.5
	(673.3)	(747.1)	(49.2)	(46.3)	24.2	17.2
Income Tax	236.0	251.8	11.9	11.6	3.2	4.7
Total Included in Accumulated Other Comprehensive Income (Loss)	$(437.3)	$(495.3)	$(37.3)	$(34.7)	$27.4	$21.9

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2018 and 2017.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(495.3)	$(451.3)	$(34.7)	$(33.1)	$21.9	$19.3
Net Actuarial Gain (Loss)
Amortization	21.7	19.6	0.6	0.7	—	—
All Other Changes	52.1	(63.9)	(3.2)	(3.0)	7.2	3.6
Prior Service Credit (Cost)
Amortization	—	(0.3)	—	—	(0.2)	(0.4)
Plan Amendment	—	(7.6)	(0.3)	—	—	—
Change in Income Tax	(15.8)	8.2	0.3	0.7	(1.5)	(0.6)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(437.3)	$(495.3)	$(37.3)	$(34.7)	$27.4	$21.9

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

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Standard & Poor's 500; Russell 2000 Value and Growth; MSCI Europe Australasia Far East Small Cap; MSCI Emerging Markets; MSCI World and World Minimum Volatility; FTSE RAFI All-World Low Volatility
Fixed Income	Individual holdings	Bloomberg Barclays Long Government/Corporate Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index
Alternative Investments (Hedge and Private Equity)	Fund of funds; Direct investments	Hedge Fund Research Institute Fund of Funds; Russell 2000

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

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$83.0	$83.0
U.S. Small Cap	18.9	—	—	—	18.9
Global	—	—	—	290.3	290.3
International	—	—	—	24.6	24.6
Emerging Markets	—	—	—	44.1	44.1
Fixed Income Securities:
U.S. Government and Agencies	257.4	—	—	—	257.4
Corporate	—	311.2	—	—	311.2
State and Municipal Securities	—	5.7	—	—	5.7
Opportunistic Credits	—	—	—	192.0	192.0
Real Estate	—	—	—	102.8	102.8
Alternative Investments:
Private Equity Direct Investments	—	—	—	53.5	53.5
Private Equity Funds of Funds	—	—	—	34.0	34.0
Hedge Funds of Funds	—	—	—	0.1	0.1
Cash Equivalents	39.2	—	—	—	39.2
Total Invested Assets	$315.5	$316.9	$—	$824.4	$1,456.8

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

Level 1 investments consist of individual holdings that are valued based on unadjusted quoted prices from active markets for identical securities. Level 2 investments consist of individual holdings that are valued using observable inputs through market corroborated pricing.

Certain equity, opportunistic credit, and real estate investments are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2018 or 2017. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2018 or 2017. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund.

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

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$133.0	$133.0
Fixed Interest and Index-linked Securities	81.3	—	—	—	81.3
Cash Equivalents	2.7	—	—	—	2.7
Total Plan Assets	$84.0	$—	$—	$133.0	$217.0

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$154.7	$154.7
Fixed Interest and Index-linked Securities	98.4	—	—	—	98.4
Cash Equivalents	0.4	—	—	—	0.4
Total Plan Assets	$98.8	$—	$—	$154.7	$253.5

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Diversified growth assets are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2018 or 2017. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.1	$10.1

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.5	$10.5

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.5	$0.1	$10.6	$(11.1)	$10.1

	Year Ended December 31, 2017
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.8	$0.1	$9.9	$(10.3)	$10.5

For the years ended December 31, 2018 and 2017, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2018 or 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2018	2017	2018	2017	2018	2017
Benefit Obligations
Discount Rate	4.40%	3.80%	2.90%	2.50%	4.40%	3.70%
Rate of Compensation Increase	N/A	N/A	3.70%	3.70%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	3.80%	4.40%	2.50%	2.70%	3.70%	4.20%
Expected Return on Plan Assets	6.75%	7.25%	3.90%	3.90%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	3.70%	3.80%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.73 percent and 4.76 percent in 2018 and 2017, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2018 and 2017, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 7.00 percent for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2024 for measurement at December 31, 2018 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions of dollars)
Service Cost	$9.1	$7.9	$7.0	$—	$—	$—	$—	$—	$—
Interest Cost	79.8	84.5	85.2	5.9	6.2	7.0	4.9	5.9	7.2
Expected Return on Plan Assets	(104.5)	(103.1)	(102.8)	(8.9)	(8.8)	(10.0)	(0.6)	(0.6)	(0.6)
Amortization of:
Net Actuarial Loss	21.7	19.6	16.2	0.6	0.7	0.1	—	—	—
Prior Service Credit	—	(0.3)	(0.3)	—	—	—	(0.2)	(0.4)	(0.2)
Plan Amendment	—	—	—	—	—	—	—	—	0.9
Total Net Periodic Benefit Cost	$6.1	$8.6	$5.3	$(2.4)	$(1.9)	$(2.9)	$4.1	$4.9	$7.3

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2018 would have increased (decreased) the service cost and interest cost by a de minimis amount, respectively, and the postretirement benefit obligation by $0.6 million and $(0.5) million, respectively.

The unrecognized net actuarial loss and the prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2019 is $18.4 million and $0.2 million before tax, respectively.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans	U.K. Plan	OPEB
	(in millions of dollars)
Year			Gross	Subsidy Payments	Net
2019	$77.1	$5.3	$12.1	$0.2	$11.9
2020	80.2	5.3	11.7	0.2	11.5
2021	83.8	5.6	11.2	0.1	11.1
2022	87.2	5.9	10.7	0.2	10.5
2023	90.9	6.4	10.1	0.1	10.0
2024-2028	513.7	39.4	43.7	0.4	43.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued

Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2018 and made a de minimis amount of voluntary contributions during 2018. We do not expect to make any contributions in 2019. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension plan because such contributions are determined under the minimum funding requirements as set forth in ERISA.

We made no contributions to our U.K. plan during 2018, nor do we expect to make any contributions in 2019, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

We also offer a defined contribution plan to all eligible U.K. employees under which a portion of employee contributions is matched. We match two pounds for every one pound on the first 1.0 percent of employee contributions into the plan and match additional employee contributions pound-for-pound up to 5.0 percent of base salary. We also make an additional non-elective contribution of 6.0 percent of base salary for all eligible employees who met certain age and years of service criteria as of March 31, 2016.

During the years ended December 31, 2018, 2017, and 2016, we recognized costs of $72.7 million, $78.4 million, and $72.2 million, respectively, for our U.S. defined contribution plan. We recognized costs of $4.2 million in both 2018 and 2017, and $4.9 million in 2016 for our U.K. defined contribution plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars, except share data)
Numerator
Net Income	$523.4	$994.2	$931.4

Denominator (000s)
Weighted Average Common Shares - Basic	219,635.6	226,492.4	235,445.7
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	423.0	842.8	533.5
Weighted Average Common Shares - Assuming Dilution	220,058.6	227,335.2	235,979.2

Net Income Per Common Share
Basic	$2.38	$4.39	$3.96
Assuming Dilution	$2.38	$4.37	$3.95

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $23.35 to $26.29; the nonvested restricted stock units have grant prices ranging from $27.85 to $55.26; and the nonvested performance share units have grant prices ranging from $27.85 to $49.86. See Note 11.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated 0.6 million, 0.3 million, and 0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	May 2018	May 2017	May 2016
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$750.0
Remaining Repurchase Amount at Year End 2018	$500.0	$—	$—

The May 2018 share repurchase program has an expiration date of November 24, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions)
Shares Repurchased	8.7	8.2	11.9
Cost of Shares Repurchased (1)	$350.7	$400.4	$403.3

(1) Includes commissions of $0.7 million, $0.3 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2017 (the 2017 Plan), up to 17 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2018, approximately 15.7 million shares were available for future grants under the 2017 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2017	331	$37.62
Granted	255	44.19
Vested	(301)	30.18
Forfeited	(2)	46.79
Outstanding at December 31, 2018	283	51.33

During 2018, 2017, and 2016, we issued PSUs with a weighted average grant date fair value per share of $44.19, $51.37, and $28.41, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2018, the three-year performance period for the 2016 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2019, with distribution of the stock thereafter. Granted and vested amounts in the preceding table also include the additional shares awarded as a result of the application of the performance factor to the 2015 PSU grant, which occurred during the first quarter of 2018.

At December 31, 2018, we had approximately $5.9 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.6 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2018	2017	2016
Expected Volatility (based on our and our peer group historical daily stock prices)	24%	24%	22%
Expected Life (equals the performance period)	3.0 years	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	2.32%	1.52%	0.88%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2017	871	$38.75
Granted	496	47.76
Vested	(486)	37.32
Forfeited	(54)	44.65
Outstanding at December 31, 2018	827	44.62

During 2018, 2017, and 2016, we issued RSUs with a weighted average grant date fair value per share of $47.76, $48.92, and $28.80, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2018, 2017, and 2016 was $18.1 million, $13.3 million, and $18.3 million, respectively. At December 31, 2018, we had $16.5 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2017	124	$23.86
Exercised	(19)	20.78
Outstanding at December 31, 2018	105	24.41	1.4	$0.5

Exercisable at December 31, 2018	105	$24.41	1.4	$0.5

All outstanding stock options at December 31, 2018 have vested. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. At December 31, 2018, we had no unrecognized compensation cost related to stock options.

The intrinsic value of options exercised and fair value of options vested are as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Total Intrinsic Value of Options Exercised	$0.7	$10.0	$3.4
Total Fair Value of Options Vested	$—	$—	$0.1

There were no stock options granted in the years 2016 through 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued

Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Performance Share Units	$6.8	$11.5	$6.6
Restricted Stock Units	19.0	17.5	14.9
Other	0.5	0.5	0.4
Total Compensation Expense, Before Income Tax	$26.3	$29.5	$21.9

Total Compensation Expense, Net of Income Tax	$20.9	$19.5	$14.4

Cash received under all share-based payment arrangements for the years ended December 31, 2018, 2017, and 2016 was $4.6 million, $10.8 million, and $8.5 million, respectively.

Note 12 - Reinsurance

Thirteen major companies account for approximately 92 percent of our reinsurance recoverable at December 31, 2018, and all are rated A or better by A.M. Best Company (AM Best) or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately seven percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Direct Premium Income	$9,171.1	$8,677.2	$8,385.0
Reinsurance Assumed	142.6	230.0	236.3
Reinsurance Ceded	(327.6)	(310.1)	(263.6)
Net Premium Income	$8,986.1	$8,597.1	$8,357.7

Ceded Benefits and Change in Reserves for Future Benefits	$667.2	$655.4	$648.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

The Unum US segment is comprised of group long-term disability, which includes our new medical stop-loss product, and short-term disability insurance, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business. The supplemental and voluntary lines of business are comprised of individual disability, voluntary benefits, and dental and vision products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

In connection with our acquisition of Pramerica Zycie TUiR S.A., (which we have subsequently renamed Unum Zycie TUiR S.A. and refer to as Unum Poland) in the fourth quarter of 2018, we changed the name of our Unum UK segment to Unum International. The Unum International segment is now comprised of our Unum UK line of business and the newly acquired Unum Poland line of business. See "Acquisitions of Business" below for further information. Unum UK's business includes insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Unum UK's products are sold primarily in the United Kingdom through field sales personnel and independent brokers and consultants. Unum Poland's business primarily includes insurance for individual and group life with accident and health riders. Unum Poland's products are sold only in Poland, primarily through a combination of independent agents and field sales personnel. Unum Poland 's results are included within the supplemental product of the Unum International segment in U.S. dollars.

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our expanded dental and vision products, life products, and cancer and critical illness products marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.

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

Acquisitions of Business

2018 Acquisitions

On November 1, 2018, we acquired 100 percent of the shares and voting interests in Jaimini Health, Inc. (Jaimini Health), a dental health maintenance organization. The acquisition of Jaimini Health will broaden our employee benefit dental offerings in the U.S., particularly in the state of California, and is reported in our Unum US segment.

On October 1, 2018, we acquired 100 percent of the shares and voting interests in Unum Poland, a financial protection benefits provider in Poland. This acquisition will expand our European presence, which we believe to be an attractive market for financial protection benefits.

On January 1, 2018, we acquired 100 percent of the shares and voting interests in Leavelogic, Inc (Leavelogic), a leave management technology provider. The acquisition of Leavelogic will enhance our current leave management offerings by providing tools for employers and employees to better manage the family leave process and is reported in our Unum US segment.

Aggregate revenues for all three acquired entities totaled approximately $61 million in 2017. Aggregate assets were valued at approximately $344 million as of the respective acquisition dates and were primarily comprised of bonds, short-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

investments, and intangible assets attributable to the value of business acquired, the value of distribution networks, and licenses. Aggregate liabilities were valued at approximately $206 million as of the respective acquisition dates and were primarily comprised of outstanding claim liabilities, reserves for future claims, and income tax liabilities. The aggregate purchase price for all three transactions was approximately $151 million and exceeded the fair value of the identifiable net assets by approximately $13 million, which was identified as goodwill, primarily attributable to the value of adding individual and group financial protection products in Poland to our current employee benefit offerings and the value of enhancing our technology capabilities around our leave management offerings. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entities. These acquisitions, the results of which are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition, did not have a material impact on revenue or results of operations for 2018.

2016 Acquisition

In 2016, we acquired 100 percent of the shares and voting interests in H&J Capital, L.L.C., parent of Starmount Life Insurance Company and AlwaysCare Benefits (Starmount), for a total cash purchase price of $140.3 million plus contingent cash consideration of $10.0 million that was paid in two increments of $5.0 million each, at 18 and 24 months from the date of acquisition upon satisfaction of certain conditions. Starmount Life Insurance Company is an independent provider of dental and vision insurance in the U.S. workplace, and AlwaysCare Benefits is a nationally licensed, third-party administrator. The acquisition of Starmount broadens our employee benefit offerings in the U.S. Starmount's dental and vision products and new dental and vision products marketed by Unum US are reported in our Unum US segment within our supplemental and voluntary product lines. Colonial Life dental and vision products were introduced in 2018 and are reported in our Colonial Life segment within our accident, sickness, and disability product line.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

Segment information is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$1,766.2	$1,749.6	$1,726.6
Group Short-term Disability	706.3	639.8	626.1
Group Life and Accidental Death & Dismemberment
Group Life	1,583.7	1,467.5	1,410.0
Accidental Death & Dismemberment	156.3	147.5	140.3
Supplemental and Voluntary
Individual Disability	425.4	420.2	480.3
Voluntary Benefits	895.7	849.4	796.5
Dental and Vision	202.8	169.5	61.1
	5,736.4	5,443.5	5,240.9
Unum International
Group Long-term Disability	358.9	340.3	355.2
Group Life	110.8	103.1	105.7
Supplemental	99.1	69.6	68.4
	568.8	513.0	529.3
Colonial Life
Accident, Sickness, and Disability	929.3	884.2	830.0
Life	328.4	300.4	273.8
Cancer and Critical Illness	346.1	326.8	313.3
	1,603.8	1,511.4	1,417.1
Closed Block
Individual Disability	420.8	471.8	521.9
Long-term Care	648.3	648.7	643.9
All Other	8.0	8.7	4.6
	1,077.1	1,129.2	1,170.4

Total Premium Income	$8,986.1	$8,597.1	$8,357.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2018

Premium Income	$5,736.4	$568.8	$1,603.8	$1,077.1	$—	$8,986.1
Net Investment Income	778.7	117.2	151.2	1,377.1	29.5	2,453.7
Other Income	118.5	0.4	1.2	75.4	2.7	198.2
Adjusted Operating Revenue	$6,633.6	$686.4	$1,756.2	$2,529.6	$32.2	$11,638.0

Adjusted Operating Income (Loss)	$1,014.6	$113.9	$335.2	$125.5	$(171.1)	$1,418.1
Interest and Debt Expense	$—	$—	$—	$6.9	$160.4	$167.3
Depreciation and Amortization	$389.6	$17.6	$257.3	$8.3	$1.0	$673.8

Year Ended December 31, 2017

Premium Income	$5,443.5	$513.0	$1,511.4	$1,129.2	$—	$8,597.1
Net Investment Income	811.2	120.2	144.9	1,354.0	21.4	2,451.7
Other Income	113.2	0.7	1.1	79.8	2.9	197.7
Adjusted Operating Revenue	$6,367.9	$633.9	$1,657.4	$2,563.0	$24.3	$11,246.5

Adjusted Operating Income (Loss)	$1,009.5	$111.7	$325.0	$123.9	$(146.8)	$1,423.3
Interest and Debt Expense	$—	$—	$—	$6.7	$153.2	$159.9
Depreciation and Amortization	$371.3	$17.3	$239.9	$6.7	$0.9	$636.1

Year Ended December 31, 2016

Premium Income	$5,240.9	$529.3	$1,417.1	$1,170.4	$—	$8,357.7
Net Investment Income	828.7	118.1	141.5	1,352.2	18.5	2,459.0
Other Income	113.3	0.2	1.2	86.0	4.9	205.6
Adjusted Operating Revenue	$6,182.9	$647.6	$1,559.8	$2,608.6	$23.4	$11,022.3

Adjusted Operating Income (Loss)	$914.2	$128.6	$314.2	$129.5	$(163.0)	$1,323.5
Interest and Debt Expense	$—	$—	$—	$6.9	$159.1	$166.0
Depreciation and Amortization	$353.0	$16.4	$222.9	$6.9	$1.0	$600.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

		Unum	Colonial
	Unum US	International	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2018
Beginning of Year	$1,205.4	$21.3	$957.9	$2,184.6
Capitalization	344.0	8.1	315.9	668.0
Amortization	(315.1)	(8.2)	(242.2)	(565.5)
Adjustment Related to Unrealized Investment Gains and Losses	5.1	—	18.4	23.5
Foreign Currency	—	(1.2)	—	(1.2)
End of Year	$1,239.4	$20.0	$1,050.0	$2,309.4

Year Ended December 31, 2017
Beginning of Year	$1,176.5	$21.4	$896.3	$2,094.2
Capitalization	325.5	7.0	295.5	628.0
Amortization	(293.6)	(9.1)	(224.4)	(527.1)
Adjustment Related to Unrealized Investment Gains and Losses	(3.0)	—	(9.5)	(12.5)
Foreign Currency	—	2.0	—	2.0
End of Year	$1,205.4	$21.3	$957.9	$2,184.6

Year Ended December 31, 2016
Beginning of Year	$1,136.4	$27.1	$845.0	$2,008.5
Capitalization	314.1	8.2	270.1	592.4
Amortization	(275.2)	(9.7)	(208.1)	(493.0)
Adjustment Related to Unrealized Investment Gains and Losses	1.2	—	(10.7)	(9.5)
Foreign Currency	—	(4.2)	—	(4.2)
End of Year	$1,176.5	$21.4	$896.3	$2,094.2

	December 31
	2018	2017
	(in millions of dollars)
Assets
Unum US	$17,510.9	$18,109.1
Unum International	3,426.8	3,428.1
Colonial Life	4,237.9	4,184.1
Closed Block	34,527.6	35,051.2
Corporate	2,172.4	3,240.6
Total Assets	$61,875.6	$64,013.1

Revenue is primarily derived from sources in the United States and the United Kingdom. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2018 and 2017 goodwill was $350.3 million and $338.6 million, respectively, with $280.0 million and $271.1 million, respectively, attributable to Unum US, $42.6 million and $39.8 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

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

See "Executive Summary" contained herein in Item 7 and Notes 6, 7, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the impacts of the long-term care reserve increase, the TCJA, the unclaimed death benefit reserve increase, and the loss from a guaranty fund assessment, respectively.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Total Revenue	$11,598.5	$11,286.8	$11,046.5
Excluding:
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2
Adjusted Operating Revenue	$11,638.0	$11,246.5	$11,022.3

Income Before Income Tax	$627.8	$1,404.0	$1,347.7
Excluding:
Net Realized Investment Gain (Loss)	(39.5)	40.3	24.2
Loss from Guaranty Fund Assessment	—	(20.6)	—
Unclaimed Death Benefit Reserve Increase	—	(39.0)	—
Long-term Care Reserve Increase	(750.8)	—	—
Adjusted Operating Income	$1,418.1	$1,423.3	$1,323.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities

Commitments

We have noncancelable lease obligations on certain office space and equipment. As of December 31, 2018, the aggregate net minimum lease payments were $157.7 million payable as follows: $30.4 million in 2019, $26.3 million in 2020, $22.2 million in 2021, $18.2 million in 2022, $12.3 million in 2023, and $48.3 million thereafter. Rental expense for the years ended December 31, 2018, 2017 and 2016 was $64.3 million, $54.2 million, and $51.4 million, respectively.

At December 31, 2018, we had unfunded commitments of $515.6 million for certain of our investments, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

Miscellaneous Matters
Similar to other insurers, we were the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File (SSDMF) to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the settlement. We also are cooperating with a Delaware Market Conduct examination involving the same issue, which is currently inactive. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current settlement and/or similar investigations by other state jurisdictions may result in payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.
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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 14 - Commitments and Contingent Liabilities - Continued

and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. The Company strongly denies these allegations and will vigorously defend the litigation.

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

Shareholder Derivative Actions: Three alleged derivative lawsuits have been filed against individual defendants and Unum Group, as nominal defendant, as follows:

•
On September 27, 2018, a purported shareholder derivative lawsuit entitled Vladimir Gusinsky Revocable Trust, Derivatively on Behalf of Unum Group v. Richard P. McKenney, John F. McGarry, Daniel J. Waxenberg, Steve Zabel, Kevin T. Kabat, E. Michael Caulfield, Gloria C. Larson, Timothy F. Keaney, Theodore H. Bunting, Jr., Cynthia L. Egan, Ronald P. O'Hanley, Francis L. Shammo, Joseph J. Echevarria, Thomas R. Watjen, Pamela H. Godwin, Edward J. Muhl, and Unum Group as nominal defendant was filed in the United States District Court for the District of Delaware. The complaint purports to assert claims on behalf of the Company against certain current and past members of our Board of Directors and Mr. McKenney for alleged misleading statements about the Company's long-term care business in the Company's proxy statement filed with the Securities and Exchange Commission on April 13, 2017 in violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint also purports to assert claims on behalf of the Company against all individual defendants arising out of the Company's long-term care business for breach of fiduciary duties, waste of corporate assets and unjust enrichment. The complaint seeks compensatory damages in an amount to be proven at trial, changes to corporate governance and internal procedures, equitable and injunctive relief, restitution, costs, expenses, and attorney's fees. The Company strongly denies these allegations and will vigorously defend the litigation.

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

•
On November 1, 2018, a purported shareholder derivative lawsuit entitled Julie Nguyen, Derivatively on Behalf of Unum Group v. Richard P. McKenney, John F. McGarry, Daniel J. Waxenberg, Steve Zabel, Kevin T. Kabat, E. Michael Caulfield, Gloria C. Larson, Timothy F. Keaney, Theodore H. Bunting, Jr., Cynthia L. Egan, Ronald P. O'Hanley, Francis J. Shammo, Joseph J. Echevarria, Thomas R. Watjen, Pamela H. Godwin, Edward J. Muhl, and Unum Group as nominal defendant was filed in the United States District Court for the District of Delaware. The defendants, allegations, and damages claimed mirror those in the Gusinsky matter. The Company strongly denies these allegations and will vigorously defend the litigation.

On December 10, 2018, the court consolidated the Gusinsky, Jenkins, and Nguyen cases into one matter entitled In re Unum Group Stockholder Derivative Litigation, appointed co-lead counsel and liaison counsel for plaintiffs and directed the parties to propose a schedule of proceedings for the consolidated matter.

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

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which allows for the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $137 million and $142 million as of December 31, 2018 and 2017 respectively. Included in the 2018 results for Fairwind was the assumed portion of the statutory impact of the long-term care reserve increase from Unum America. Included in the 2017 results for Fairwind was the revaluation of the deferred tax asset at the new corporate rate of 21 percent resulting from the enactment of TCJA. Northwind Re has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$953.0	$807.4	$855.1
Captive Reinsurers	$(109.6)	$(137.1)	$48.4

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$959.8	$812.4	$884.6
Captive Reinsurers	$(110.9)	$(143.1)	$50.6

	December 31
	2018	2017
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,572.7	$3,448.3
Captive Reinsurers	$1,766.2	$1,606.9

Solvency II, a European Union directive prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements based on Solvency II requirements, regulatory

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Statutory Financial Information - Continued

net income and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £78.7 million and £672.3 million, respectively.

Risk‑based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The impacts of the TCJA, particularly the decrease in the U.S. corporate tax rate, resulted in both the reduction of our admitted deferred tax assets and the increase of RBC factors adopted by the NAIC, which has reduced our RBC ratios; however, the total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2018 is in excess of those RBC levels.

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

Based on the restrictions under current law, $994.9 million is available, without prior approval by regulatory authorities, during 2019 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. We have £140.0 million available for the payment of dividends from Unum Limited during 2019, subject to regulatory approval.

Deposits

Our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $155.7 million at both December 31, 2018 and 2017, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2018 and 2017:

	2018
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,263.3	$2,251.8	$2,221.0	$2,250.0
Net Investment Income	608.6	619.2	623.6	602.3
Net Realized Investment Gain (Loss)	(41.4)	6.7	(2.6)	(2.2)
Total Revenue	2,880.8	2,927.8	2,890.3	2,899.6
Income (Loss) Before Income Tax	309.7	(377.8)	354.8	341.1
Net Income (Loss)	249.1	(284.7)	285.5	273.5
Net Income (Loss) Per Common Share
Basic	1.15	(1.30)	1.29	1.23
Assuming Dilution	1.15	(1.30)	1.29	1.23

	2017
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,158.4	$2,153.6	$2,142.2	$2,142.9
Net Investment Income	619.8	609.0	620.5	602.4
Net Realized Investment Gain	11.4	9.8	8.1	11.0
Total Revenue	2,839.2	2,819.1	2,822.0	2,806.5
Income Before Income Tax	345.3	366.8	361.6	330.3
Net Income	266.9	252.3	245.1	229.9
Net Income Per Common Share
Basic	1.19	1.12	1.08	1.00
Assuming Dilution	1.19	1.12	1.07	1.00

Items affecting the comparability of our financial results are as follows:

•	Third quarter of 2018 reserve increase of $750.8 million before tax and $593.1 million after tax related to long-term care.

•	Fourth quarter of 2017 reserve increase of $39.0 million before tax and $25.4 million after tax related to unclaimed death benefits.

•	Fourth quarter of 2017 net tax benefit of $31.5 million related to the TCJA.

•	First quarter of 2017 loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent of $20.6 million before tax and $13.4 million after tax.

See Notes 6, 7, and 14 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by the Securities and Exchange Commission, we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets and stockholders' equity of the companies we acquired during 2018. At December 31, 2018, the combined total assets and total stockholders' equity for these companies constituted $364.8 million and $154.2 million of the Company's total assets and total stockholder's equity, respectively, while total combined revenues and net loss constituted $19.5 million and $1.4 million of the Company's total revenues and net income, respectively, for the period from the date of the respective acquisitions through December 31, 2018. See "Executive Summary" contained herein in Item 7 for further information.

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2018, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2018, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on Internal Control over Financial Reporting

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-captions "Director Nominees" and "Additional Current Director - Retiring at the Annual Meeting," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Section 16(a) - Beneficial Ownership Reporting Compliance," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance," sub-captions "Committees of the Board" and "Audit Committee," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance," sub-caption "Process for Selecting and Nominating Directors," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," under the caption "Board and Committee," sub-caption "Compensation Committee Interlocks and Insider Participation," and under the captions "Compensation Discussion and Analysis," "Report of the Human Capital Committee," "Compensation Tables," and "Post-Employment Payments" in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table gives information as of December 31, 2018, about the common stock that may be issued under all our existing equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights (5)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders (1)	1,554,878 (3)	$24.41	16,529,869 (6)
Equity Compensation Plans Not Approved by Shareholders (2)	60,992 (4)	N/A	21,129 (7)
Total	1,615,870	N/A	16,550,998

(1)
Our shareholders have approved the following plans: (a) Stock Incentive Plan of 2007, (b) Unum Group Employee Stock Purchase Plan (ESPP), (c) Unum European Holding Company Limited Savings-Related Share Option Scheme 2011 (2011 SAYE), (d) Stock Incentive Plan of 2012, (e) Unum European Holding Company Limited Savings-Related Share Option Scheme 2016 (2016 SAYE), and (f) Stock Incentive Plan of 2017.

(2)	Our shareholders have not approved the Unum Group Non-Employee Director Compensation Plan of 2004.

(3)
Includes 104,895 shares issuable upon the exercise of outstanding options, 914,550 performance-based restricted stock units, 37,560 deferred share rights issuable pursuant to outstanding awards (including dividend equivalents accrued thereon), and 896,171 performance share units assuming maximum achievement. The awards shown are issuable under the 2007 Plan, the 2012 Plan, and the 2017 Plan.

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

(6)
Includes 75,492 shares and 159,117 shares available for future issuance as dividend equivalents in respect of outstanding awards under the 2007 Plan and the 2012 Plan, respectively, which were otherwise replaced by the 2017 Plan for purposes of granting new awards; 15,742,207 shares remaining available for future issuance under the 2017 Plan; 248,338 shares remaining available for issuance under the ESPP; and 105,413 shares and 199,302 shares remaining available for future issuance under the 2011 SAYE and the 2016 SAYE, respectively. Any award outstanding under the 2012 Plan as of the effective date of the 2017 Plan that after such date is not issued because the award is forfeited, terminates, expires or otherwise lapses without being exercised, or is settled for cash, will be returned to the 2017 Plan. Each PSU, RSU or other full-value award under the 2017 Plan is counted as 1.76 shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Information About the Board of Directors," sub-caption "Director Independence" and under the caption "Board and Committee Governance, " sub-caption "Related Party Transactions and Policy," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2018 and 2017 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2018
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,702.1	$1,814.4	$1,814.4
States, Municipalities, and Political Subdivisions	2,121.5	2,424.2	2,424.2
Foreign Governments	825.8	983.7	983.7
Public Utilities	6,626.2	7,412.8	7,412.8
Mortgage/Asset-Backed Securities	1,523.8	1,582.7	1,582.7
All Other Corporate Bonds	27,436.8	28,754.0	28,754.0
Redeemable Preferred Stocks	39.0	39.9	39.9
Total Fixed Maturity Securities	40,275.2	$43,011.7	43,011.7

Mortgage Loans	2,295.0		2,295.0
Policy Loans	3,729.9		3,729.9
Other Long-term Investments
Derivatives	—		30.9	(2)
Equity Securities	32.6		29.2
Miscellaneous Long-term Investments	613.4		642.8	(3)
Short-term Investments	968.1		968.1

Total Investments	$47,914.2		$50,707.6

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

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2018	2017
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $139.0; $153.9)	$135.9	$154.1
Other Long-term Investments	38.8	16.8
Short-term Investments	285.2	477.8
Investment in Subsidiaries	11,383.6	12,157.1
Deferred Income Tax	116.7	121.5
Other Assets	446.9	455.4
Total Assets	$12,407.1	$13,382.7

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$—	$199.9
Long-term Debt	2,831.3	2,538.4
Pension and Postretirement Benefits	594.2	683.3
Other Liabilities	359.8	386.2
Total Liabilities	3,785.3	3,807.8

Stockholders' Equity
Common Stock	30.5	30.5
Additional Paid-in Capital	2,321.7	2,303.3
Accumulated Other Comprehensive Income (Loss)	(814.2)	127.5
Retained Earnings	9,863.1	9,542.2
Treasury Stock	(2,779.3)	(2,428.6)
Total Stockholders' Equity	8,621.8	9,574.9

Total Liabilities and Stockholders' Equity	$12,407.1	$13,382.7

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,135.4	$830.2	$676.5
Other Income	66.6	66.6	58.4
Total Revenue	1,202.0	896.8	734.9

Interest and Debt Expense	161.4	154.2	160.1
Other Expenses	53.4	37.1	32.3
Total Expenses	214.8	191.3	192.4

Income of Parent Company Before Income Tax	987.2	705.5	542.5
Income Tax Expense (Benefit)	(1.7)	115.3	(20.2)

Income of Parent Company	988.9	590.2	562.7
Equity in Undistributed Earnings (Loss) of Subsidiaries	(465.5)	404.0	368.7

Net Income	523.4	994.2	931.4

Other Comprehensive Income (Loss), Net of Tax	(924.2)	178.5	(67.1)

Comprehensive Income (Loss)	$(400.8)	$1,172.7	$864.3

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(in millions of dollars)
Cash Provided by Operating Activities	$1,052.1	$740.6	$685.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	—	—	2.6
Proceeds from Maturities of Fixed Maturity Securities	52.5	194.3	111.2
Proceeds from Sales and Maturities of Other Investments	—	35.2	0.4
Purchase of Fixed Maturity Securities	(47.9)	(121.2)	(56.5)
Purchase of Other Investments	(22.3)	—	(23.3)
Net Sales (Purchases) of Short-term Investments	192.6	(99.9)	(89.8)
Cash Distributions to Subsidiaries	(530.8)	(79.5)	(143.6)
Net Purchases of Property and Equipment	(73.2)	(83.3)	(55.5)
Acquisition of Business	(146.1)	—	(140.3)
Other, Net	—	—	0.2
Cash Used by Investing Activities	(575.2)	(154.4)	(394.6)

Cash Flows from Financing Activities
Short-term Debt Repayment	(200.0)	—	—
Issuance of Long-term Debt	290.7	—	609.1
Long-term Debt Repayment	—	—	(350.0)
Issuance of Common Stock	4.6	10.8	8.5
Repurchase of Common Stock	(356.2)	(401.8)	(405.2)
Dividends Paid to Stockholders	(215.6)	(196.0)	(182.6)
Other, Net	(9.3)	0.2	(1.0)
Cash Used by Financing Activities	(485.8)	(586.8)	(321.2)

Decrease in Cash	$(8.9)	$(0.6)	$(30.4)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2018	2017
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$365.8	$365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	400.0	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	350.0	350.0
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	50.8	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	226.5	226.5
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	—
Fair Value Hedge Adjustment			(5.1)	(4.5)
Less:
Unamortized Net Premium			9.6	9.7
Unamortized Debt Issuance Costs			(30.8)	(24.4)
Total Long-term Debt			2,831.3	2,538.4

Short-term Debt
Outstanding Principal
Senior Notes issued 1998	7.000%	2018	—	200.0
Less Unamortized Debt Issuance Costs			—	(0.1)
Total Short-term Debt			—	199.9

Total Debt			$2,831.3	$2,738.3

The medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $400.0 million in 2020, $350.0 million in 2021, $2.0 million in 2023, and $2,105.6 million thereafter.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Unsecured Notes

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

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

Fair Value Hedges

As of December 31, 2018 and 2017, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of the three-month LIBOR.

Junior Subordinated Debt Securities

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

Interest Paid

Interest paid on debt and related securities during 2018, 2017, and 2016 was $161.4 million, $148.7 million, and $147.8 million, respectively.

Credit Facility

In 2016, we amended the terms of our five-year, $400.0 million unsecured revolving credit facility, which was previously set to expire in 2018, to extend through March 2021. Under the terms of the agreement, we may request that the credit facility be increased up to $600.0 million. Borrowings under the credit facility are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The credit facility provides for borrowing at an interest rate based either on the prime rate or LIBOR. In addition, the credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2018 and 2017, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2018

Unum US	$1,239.4	$10,840.9	$47.2	$1,091.5
Unum International	20.0	2,340.5	123.3	115.6
Colonial Life	1,050.0	2,330.2	36.3	206.2
Closed Block	—	29,330.3	156.5	282.4
Total	$2,309.4	$44,841.9	$363.3	$1,695.7

December 31, 2017

Unum US	$1,205.4	$11,382.1	$49.0	$1,059.8
Unum International	21.3	2,361.6	125.7	108.5
Colonial Life	957.9	2,224.2	34.7	212.1
Closed Block	—	29,633.7	163.7	224.8
Total	$2,184.6	$45,601.6	$373.1	$1,605.2

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income (1)	Benefits and Change in Reserves for Future Benefits (2)	Amortization of Deferred Acquisition Costs	All Other Expenses (3)	Premiums Written (4)
	(in millions of dollars)
December 31, 2018

Unum US	$5,736.4	$778.7	$3,856.5	$315.1	$1,447.4	$3,873.0
Unum International	568.8	117.2	419.8	8.2	144.5	455.5
Colonial Life	1,603.8	151.2	824.9	242.2	353.9	1,277.3
Closed Block	1,077.1	1,377.1	2,919.2	—	235.7	1,065.7
Corporate	—	29.5	—	—	203.3	—
Total	$8,986.1	$2,453.7	$8,020.4	$565.5	$2,384.8

December 31, 2017

Unum US	$5,443.5	$811.2	$3,693.4	$293.6	$1,398.0	$3,701.3
Unum International	513.0	120.2	381.9	9.1	131.2	404.2
Colonial Life	1,511.4	144.9	788.6	224.4	331.8	1,210.6
Closed Block	1,129.2	1,354.0	2,191.8	—	247.3	1,109.8
Corporate	—	21.4	—	—	191.7	—
Total	$8,597.1	$2,451.7	$7,055.7	$527.1	$2,300.0

December 31, 2016

Unum US	$5,240.9	$828.7	$3,624.3	$275.2	$1,369.2	$3,564.4
Unum International	529.3	118.1	367.4	9.7	141.9	435.4
Colonial Life	1,417.1	141.5	726.4	208.1	311.1	1,145.0
Closed Block	1,170.4	1,352.2	2,223.7	—	255.4	1,161.8
Corporate	—	18.5	—	—	186.4	—
Total	$8,357.7	$2,459.0	$6,941.8	$493.0	$2,264.0

(1)	Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

(2)
Included in 2018 is a reserve charge of $750.8 million in the Closed Block segment related to our long-term care business. Included in 2017 are unclaimed death benefits reserve increases of $26.6 million in Unum US and $12.4 million in Colonial Life.

(3)
Includes commissions; interest and debt expense; deferral of acquisition costs; compensation expense; and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Included in 2017 is a loss contingency accrual for a guaranty fund assessment of $20.6 million in Corporate.

(4)	Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2018

Life Insurance in Force	$937,300.8	$40,902.8	$1,089.3	$897,487.3	0.1%

Premium Income:
Life Insurance	$2,442.1	$138.2	$8.7	$2,312.6	0.4%
Accident, Health, and Other Insurance	6,729.0	189.4	133.9	6,673.5	2.0%
Total	$9,171.1	$327.6	$142.6	$8,986.1	1.6%

Year Ended December 31, 2017

Life Insurance in Force	$887,857.2	$36,545.0	$1,045.8	$852,358.0	0.1%

Premium Income:
Life Insurance	$2,272.7	$135.7	$10.2	$2,147.2	0.5%
Accident, Health, and Other Insurance	6,404.5	174.4	219.8	6,449.9	3.4%
Total	$8,677.2	$310.1	$230.0	$8,597.1	2.7%

Year Ended December 31, 2016

Life Insurance in Force	$854,783.9	$31,882.5	$1,004.7	$823,906.1	0.1%

Premium Income:
Life Insurance	$2,202.6	$151.3	$9.7	$2,061.0	0.5%
Accident, Health, and Other Insurance	6,182.4	112.3	226.6	6,296.7	3.6%
Total	$8,385.0	$263.6	$236.3	$8,357.7	2.8%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2018

Real Estate reserve (deducted from other long-term investments)	$4.2	$0.6	$—	$3.3	$1.5

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$5.6	$—	$2.1	$9.9

Year Ended December 31, 2017

Real Estate reserve (deducted from other long-term investments)	$4.2	$—	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$2.3	$0.1	$2.2	$6.4

Year Ended December 31, 2016

Real Estate reserve (deducted from other long-term investments)	$1.2	$3.0	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$3.1	$—	$3.1	$6.2

(1)	Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

(2)	Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.2 of Unum Group's Form 8-K filed on May 25, 2018).

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

(4.10)
Indenture for Subordinated Debt Securities, dated as of May 29, 2018, between Unum Group and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of Unum Group’s Form 8-K filed on May 29, 2018).

(4.11)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

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

(10.2)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.3)	Form of Change in Control Severance Agreement, effective April 25, 2011 (incorporated by reference to Exhibit 10.3 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.4)	Form of Change in Control Severance Agreement, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.5)	Form of Change in Control Severance Agreement, effective August 14, 2018. *

(10.6)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.7)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.8)
Second Amendment to the Unum Group Supplemental Pension Plan, effective as of December 31, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.9)	Third Amendment to the Unum Group Supplemental Pension Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2015). *

(10.10)
Administrative Reinsurance Agreement between Provident Life and Accident Insurance Company and Reassure America Life Insurance Company dated to be effective July 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on March 2, 2001).

(10.11)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.12)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.13)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.14)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Severance Pay Plan for Executive Vice Presidents (EVPs) (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.16)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

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

(10.20)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.21)
Credit Agreement, dated as of August 29, 2013, among Unum Group, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender, JPMorgan Chase Bank, N.A. and SunTrust Bank, as Co-Syndication Agents, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 30, 2013).

(10.22)
First Amendment to Credit Agreement, dated as of January 15, 2015, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.35 of our Form 10-K for the fiscal year ended December 31, 2014).

(10.23)
Second Amendment to Credit Agreement, dated as of March 16, 2016, among Unum Group, as Borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on April 28, 2016).

(10.24)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.25)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.26)
Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of March 8, 2018. (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on May 02, 2018).

(10.27)
Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.38 of our Form 10-K for the fiscal year ended December 31, 2016). *

(10.28)
Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.39 of our Form 10-K for the fiscal year ended December 31, 2016). *

(10.29)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.30)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.31)
Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.3 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.32)
Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.4 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.33)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.35 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.34)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.36 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.35)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. (incorporated by reference to Exhibit 10.37 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.36)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.37)	Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017. *

(10.38)	Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017. *

(10.39)	Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017. *

(10.40)	Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017. *

(10.41)	Annual Incentive Plan of Unum Group, as amended effective January 1, 2018 (incorporated by reference to Exhibit 10.1 of Unum Group's Form 10-Q filed on October 25, 2018).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 19, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 19, 2019
Richard P. McKenney	and a Director (principal executive officer)

/s/ John F. McGarry	Executive Vice President and Chief Financial Officer	February 19, 2019
John F. McGarry	(principal financial officer)

/s/ Daniel J. Waxenberg	Senior Vice President, Chief Accounting Officer	February 19, 2019
Daniel J. Waxenberg	(principal accounting officer)

Name	Title	Date

*	Director	February 19, 2019
Theodore H. Bunting, Jr.

*	Director	February 19, 2019
E. Michael Caulfield

*	Director	February 19, 2019
Susan D. DeVore

*	Director	February 19, 2019
Joseph J. Echevarria

*	Director	February 19, 2019
Cynthia L. Egan

*	Director	February 19, 2019
Kevin T. Kabat

*	Director	February 19, 2019
Timothy F. Keaney

*	Director	February 19, 2019
Gloria C. Larson

*	Director	February 19, 2019
Ronald P. O'Hanley

*	Director	February 19, 2019
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 19, 2019
J. Paul Jullienne
Attorney-in-Fact