Form 10-Q
period 2019-03-31
Unum Group
filed 2019-05-01
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

211,880,640 shares of the registrant's common stock were outstanding as of April 29, 2019.

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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2019	2018
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $40,474.2; $40,275.2)	$44,782.6	$43,011.7
Mortgage Loans	2,206.6	2,295.0
Policy Loans	3,673.3	3,729.9
Other Long-term Investments	696.7	702.9
Short-term Investments	1,194.4	968.1
Total Investments	52,553.6	50,707.6

Other Assets
Cash and Bank Deposits	62.1	94.0
Accounts and Premiums Receivable	1,712.2	1,615.5
Reinsurance Recoverable	4,717.7	4,662.4
Accrued Investment Income	742.2	690.6
Deferred Acquisition Costs	2,298.2	2,309.4
Goodwill	351.0	350.3
Property and Equipment	548.2	546.9
Deferred Income Tax	30.2	109.9
Other Assets	906.3	789.0

Total Assets	$63,921.7	$61,875.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2019	2018
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,708.6	$1,695.7
Reserves for Future Policy and Contract Benefits	46,109.4	44,841.9
Unearned Premiums	417.7	363.3
Other Policyholders’ Funds	1,608.2	1,594.8
Income Tax Payable	268.3	24.0
Long-term Debt	2,958.7	2,971.3
Other Liabilities	1,790.3	1,762.8

Total Liabilities	54,861.2	53,253.8

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,565,569 and 305,104,548 shares	30.5	30.5
Additional Paid-in Capital	2,328.5	2,321.7
Accumulated Other Comprehensive Loss	(502.3)	(814.2)
Retained Earnings	10,083.1	9,863.1
Treasury Stock - at cost: 93,275,293 and 90,551,513 shares	(2,879.3)	(2,779.3)

Total Stockholders' Equity	9,060.5	8,621.8

Total Liabilities and Stockholders' Equity	$63,921.7	$61,875.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2019	2018
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,338.7	$2,250.0
Net Investment Income	594.7	602.3
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	—	(1.0)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	1.1	(1.2)
Net Realized Investment Gain (Loss)	1.1	(2.2)
Other Income	53.1	49.5
Total Revenue	2,987.6	2,899.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,840.8	1,807.9
Commissions	290.1	282.3
Interest and Debt Expense	42.1	40.2
Deferral of Acquisition Costs	(173.7)	(169.3)
Amortization of Deferred Acquisition Costs	170.6	151.5
Compensation Expense	226.5	221.7
Other Expenses	237.9	224.2
Total Benefits and Expenses	2,634.3	2,558.5

Income Before Income Tax	353.3	341.1

Income Tax (Benefit)
Current	54.3	89.4
Deferred	18.1	(21.8)
Total Income Tax	72.4	67.6

Net Income	$280.9	$273.5

Net Income Per Common Share
Basic	$1.31	$1.23
Assuming Dilution	$1.31	$1.23

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Net Income	$280.9	$273.5

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $326.8; $(274.9))	1,245.1	(1,042.1)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(245.5); $212.1)	(932.8)	807.9
Change in Net Gain on Hedges (net of tax benefit of $5.8; $2.3)	(20.5)	(8.8)
Change in Foreign Currency Translation Adjustment (net of tax expense of $0.3; $ -)	17.3	47.5
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.7; $0.7)	2.8	3.1
Total Other Comprehensive Income (Loss)	311.9	(192.4)

Comprehensive Income	$592.8	$81.1

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.5	$30.5

Additional Paid-in Capital
Balance at Beginning of Year	2,321.7	2,303.3
Common Stock Activity	6.8	(0.9)
Balance at End of Period	2,328.5	2,302.4

Accumulated Other Comprehensive Loss
Balance at Beginning of Year	(814.2)	127.5
Adjustment to Adopt Accounting Standard Update - Note 2	—	(17.5)
Balance at Beginning of Year, as Adjusted	(814.2)	110.0
Other Comprehensive Income (Loss)	311.9	(192.4)
Balance at End of Period	(502.3)	(82.4)

Retained Earnings
Balance at Beginning of Year	9,863.1	9,542.2
Adjustment to Adopt Accounting Standard Update - Note 2	(3.4)	14.5
Balance at Beginning of Year, as Adjusted	9,859.7	9,556.7
Net Income	280.9	273.5
Dividends to Stockholders (per common share: $0.26; $0.23)	(57.5)	(52.4)
Balance at End of Period	10,083.1	9,777.8

Treasury Stock
Balance at Beginning of Year	(2,779.3)	(2,428.6)
Purchases of Treasury Stock	(100.0)	(100.2)
Balance at End of Period	(2,879.3)	(2,528.8)

Total Stockholders' Equity at End of Period	$9,060.5	$9,499.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$280.9	$273.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(10.7)	(29.4)
Change in Deferred Acquisition Costs	(3.1)	(17.8)
Change in Insurance Reserves and Liabilities	90.7	183.8
Change in Income Taxes	253.1	56.4
Change in Other Accrued Liabilities	(35.8)	(110.4)
Non-cash Components of Net Investment Income	(95.6)	(95.2)
Net Realized Investment (Gain) Loss	(1.1)	2.2
Depreciation	27.4	24.6
Other, Net	11.0	12.2
Net Cash Provided by Operating Activities	516.8	299.9

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	361.0	84.8
Proceeds from Maturities of Fixed Maturity Securities	369.6	469.8
Proceeds from Sales and Maturities of Other Investments	133.3	82.3
Purchases of Fixed Maturity Securities	(822.0)	(835.4)
Purchases of Other Investments	(53.2)	(90.0)
Net Sales (Purchases) of Short-term Investments	(217.9)	450.9
Net Decrease in Payables for Collateral on Investments	(107.9)	(14.0)
Net Purchases of Property and Equipment	(28.1)	(29.1)
Net Cash Provided (Used) by Investing Activities	(365.2)	119.3

Cash Flows from Financing Activities
Long-term Debt Repayments	(15.0)	(15.0)
Issuance of Common Stock	1.4	1.3
Repurchase of Common Stock	(100.0)	(105.7)
Dividends Paid to Stockholders	(55.7)	(52.4)
Other, Net	(14.2)	(15.9)
Net Cash Used by Financing Activities	(183.5)	(187.7)

Net Increase (Decrease) in Cash and Bank Deposits	(31.9)	231.5

Cash and Bank Deposits at Beginning of Year	94.0	77.4

Cash and Bank Deposits at End of Period	$62.1	$308.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2019
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2018.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance.

Note 2 - Accounting Developments

Accounting Updates Adopted in 2019:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 220 "Income Statement - Reporting Comprehensive Income"
This update allowed entities to make an accounting policy election to reclassify the disproportionate tax effects arising as a result of the recognition of the enactment of the tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. Tax effects that are disproportionate in accumulated other comprehensive income for reasons other than the TCJA may not be reclassified. This update required additional disclosures on whether an entity elects to reclassify the disproportionate tax effects and its policy for releasing tax effects from accumulated other comprehensive income. This guidance was applied in the period of adoption.
January 1, 2019
The adoption of this update expanded certain of our disclosures but had no impact on our financial position or results of operations because we did not make the optional accounting policy election to reclassify the disproportionate tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings. We use an aggregate portfolio approach to release disproportionate tax effects when disposing of an entire business segment’s portfolio.

ASC 310 "Receivables - Nonrefundable Fees and Other Costs"
This update shortened the amortization period to the earliest call date for certain callable debt securities held at a premium. This update did not impact securities held at a discount. The guidance was applied in the period of adoption.
		January 1, 2019	The adoption of this update did not have a material impact on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"
This update generally aligned the accounting guidance for share-based payments issued to non-employees with guidance for share-based payments issued to employees. Specifically, the update required non-employee share-based payments to be measured using the grant date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered rather than being remeasured through the performance completion date. Additionally, for non-employee share-based payments that contain performance conditions, the update changed the criteria regarding the recognition of compensation cost to when achievement of a performance condition is probable rather than upon actual achievement of the performance condition. The guidance was applied in the period of adoption.
		January 1, 2019	The adoption of this update did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 842 "Leases"
This update changed the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees remained similar to previous accounting requirements for capital and operating leases. For lessors, the guidance modified the classification criteria and the accounting for sales-type and direct financing leases. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. In addition, the package of practical expedients available to leases that commenced prior to the date of adoption was applied.
January 1, 2019
See the summary table below for the financial statement impacts of this modified retrospective adoption on our financial statement line items at January 1, 2019. In addition, see Note 12 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for the additional disclosures required by the update.

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2019:

	Balance at December 31, 2018	Balance at January 1, 2019	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 842
Consolidated Balance Sheets
Assets
Other Assets	$789.0	$906.7	$117.7
Deferred Income Tax	109.9	109.5	(0.4)

Liabilities
Other Liabilities	1,762.8	1,884.8	122.0
Income Tax Payable	24.0	22.7	(1.3)

Stockholders' Equity
Retained Earnings	9,863.1	9,859.7	(3.4)

Summary of Financial Statement Impacts of Accounting Updates adopted in 2018:

Effective January 1, 2018, we adopted an update under ASC 825 that changed the accounting and disclosure requirements for certain financial instruments. These changes included a requirement to measure equity investments, other than those that resulted in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. The guidance was applied using a modified retrospective approach through a cumulative-effect reduction to accumulated other comprehensive income of $17.5 million with a corresponding increase to retained earnings of $14.5 million, a decrease to other long-term investments of $3.8 million, and a decrease to deferred income tax liability of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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
January 1, 2020
We have determined that this guidance is primarily applicable to our mortgage loan investments and reinsurance recoverables. We are currently developing and implementing systems to support the expected credit loss projections for these asset types. We continue to evaluate the expected impact on our financial position, results of operations, and disclosures.

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
March 31, 2019
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

ASC 715 "Compensation - Retirement Benefits"
This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance is to be applied retrospectively and early adoption is permitted.
		December 31, 2020	We have not yet determined the expected impact on our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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
January 1, 2021
We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether the quote is a binding offer. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2019, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2018.

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
March 31, 2019
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
Unum Group and Subsidiaries
March 31, 2019
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
March 31, 2019
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

At March 31, 2019, 22.6 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 77.4 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•
64.2 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

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

The following table presents additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2019
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$170.5	Not redeemable	$93.8
		26.5	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	10.3
Total Private Credit		197.0		104.1

Private Equity	(b)	132.4	Not redeemable	161.5

Real Assets	(c)	135.0	Not redeemable	99.4
		30.3	Quarterly / 90 days notice	—
Total Real Assets		165.3		99.4

Total Partnerships		$494.7		$365.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

		December 31, 2018
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

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of March 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 44 percent in the next 3 years, 20 percent during the period from 3 to 5 years, 33 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of March 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 46 percent in the next 3 years, 52 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemption. As of March 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 2 percent in the next 3 years, 18 percent during the period from 3 to 5 years, 75 percent during the period from 5 to 10 years, and 5 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The following tables present information about assets and liabilities measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$466.9	$1,378.9	$—	$—	$1,845.8
States, Municipalities, and Political Subdivisions	—	2,540.4	—	—	2,540.4
Foreign Governments	—	976.1	31.6	—	1,007.7
Public Utilities	731.2	6,499.3	224.0	—	7,454.5
Mortgage/Asset-Backed Securities	—	1,556.1	—	—	1,556.1
All Other Corporate Bonds	8,942.5	20,899.4	496.0	—	30,337.9
Redeemable Preferred Stocks	—	19.2	21.0	—	40.2
Total Fixed Maturity Securities	10,140.6	33,869.4	772.6	—	44,782.6

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	24.5	—	—	24.5
Credit Default Swaps	—	0.1	—	—	0.1
Equity Securities	27.5	0.2	4.6	—	32.3
Private Equity Partnerships	—	—	—	494.7	494.7
Total Other Long-term Investments	27.5	24.8	4.6	494.7	551.6
Total Financial Instrument Assets Carried at Fair Value	$10,168.1	$33,894.2	$777.2	$494.7	$45,334.2

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$—	$3.8	$—	$—	$3.8
Foreign Exchange Contracts	—	31.9	—	—	31.9
Embedded Derivative in Modified Coinsurance Arrangement	—	—	25.6	—	25.6
Total Derivatives	—	35.7	25.6	—	61.3
Total Financial Instrument Liabilities Carried at Fair Value	$—	$35.7	$25.6	$—	$61.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2019
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$31.4	$—	$0.2	$—	$—	$—	$—	$31.6
Public Utilities	84.7	—	7.9	—	(0.4)	208.6	(76.8)	224.0
All Other Corporate Bonds	1,495.8	—	13.3	—	(29.4)	36.1	(1,019.8)	496.0
Redeemable Preferred Stocks	21.1	—	(0.1)	—	—	—	—	21.0
Total Fixed Maturity Securities	1,633.0	—	21.3	—	(29.8)	244.7	(1,096.6)	772.6

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	5.5	—	—	—	—	—	(25.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $5.5 million and $(1.7) million for the three months ended March 31, 2019 and 2018, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

	March 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$208.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	0.25% - 0.25% / 0.25% 0.20% - 12.54% / 1.00% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(25.6)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

	December 31, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$148.5	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	0.25% - 0.25% / 0.25% 0.25% - 10.99% / 1.00% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

(a)	Represents basis point adjustments to apply a discount due to the illiquidity of an investment

(b)	Represents basis point adjustments for credit-specific factors

(c)	Represents a decision to price based on par value, cost, or owner's equity when limited data is available

(d)	Represents various actuarial assumptions required to derive the liability cash flows including incidence, termination, and lapse rates

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
March 31, 2019
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,390.2 million and $3,449.3 million as of March 31, 2019 and December 31, 2018, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2019
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,273.2	$—	$2,273.2	$2,206.6
Policy Loans	—	—	3,780.5	3,780.5	3,673.3
Other Long-term Investments
Miscellaneous Long-term Investments	—	19.1	82.7	101.8	101.8
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,292.3	$3,863.2	$6,155.5	$5,981.7

Liabilities
Long-term Debt	$2,847.6	$317.1	$—	$3,164.7	$2,958.7
Other Liabilities
Unfunded Commitments	—	2.3	—	2.3	2.3
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,847.6	$319.4	$—	$3,167.0	$2,961.0

	December 31, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,317.4	$—	$2,317.4	$2,295.0
Policy Loans	—	—	3,831.1	3,831.1	3,729.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	24.1	91.5	115.6	115.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,341.5	$3,922.6	$6,264.1	$6,140.5

Liabilities
Long-term Debt	$1,429.8	$1,639.4	$—	$3,069.2	$2,971.3
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	104.0	—	104.0	104.0
Other Liabilities
Unfunded Commitments	—	2.3	—	2.3	2.3
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,429.8	$1,745.7	$—	$3,175.5	$3,077.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

Note 4 - Investments

Fixed Maturity Securities

At March 31, 2019 and December 31, 2018, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,714.2	$135.6	$4.0	$1,845.8
States, Municipalities, and Political Subdivisions	2,151.0	389.7	0.3	2,540.4
Foreign Governments	822.1	188.6	3.0	1,007.7
Public Utilities	6,451.6	1,027.4	24.5	7,454.5
Mortgage/Asset-Backed Securities	1,473.6	84.5	2.0	1,556.1
All Other Corporate Bonds	27,822.7	2,753.2	238.0	30,337.9
Redeemable Preferred Stocks	39.0	1.2	—	40.2
Total Fixed Maturity Securities	$40,474.2	$4,580.2	$271.8	$44,782.6

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,702.1	$123.2	$10.9	$1,814.4
States, Municipalities, and Political Subdivisions	2,121.5	307.1	4.4	2,424.2
Foreign Governments	825.8	162.7	4.8	983.7
Public Utilities	6,626.2	850.0	63.4	7,412.8
Mortgage/Asset-Backed Securities	1,523.8	67.2	8.3	1,582.7
All Other Corporate Bonds	27,436.8	1,981.6	664.4	28,754.0
Redeemable Preferred Stocks	39.0	1.1	0.2	39.9
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$756.4	$43,011.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$0.1	$—	$217.6	$4.0
States, Municipalities, and Political Subdivisions	9.6	0.2	9.6	0.1
Foreign Governments	54.7	3.0	—	—
Public Utilities	101.0	1.9	400.1	22.6
Mortgage/Asset-Backed Securities	35.2	0.1	150.2	1.9
All Other Corporate Bonds	1,254.2	42.4	3,830.8	195.6
Total Fixed Maturity Securities	$1,454.8	$47.6	$4,608.3	$224.2

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$68.8	$1.7	$212.5	$9.2
States, Municipalities, and Political Subdivisions	183.2	2.1	65.0	2.3
Foreign Governments	58.4	3.8	12.0	1.0
Public Utilities	740.1	31.3	325.7	32.1
Mortgage/Asset-Backed Securities	81.5	1.2	201.6	7.1
All Other Corporate Bonds	9,240.2	462.2	1,704.9	202.2
Redeemable Preferred Stocks	18.8	0.2	—	—
Total Fixed Maturity Securities	$10,391.0	$502.5	$2,521.7	$253.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2019
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,039.7	$15.1	$972.8	$9.1	$72.9
Over 1 year through 5 years	6,433.0	387.7	6,244.3	49.6	526.8
Over 5 years through 10 years	12,907.5	1,095.3	11,243.1	80.8	2,678.9
Over 10 years	18,620.4	2,997.6	18,888.6	130.3	2,599.1
	39,000.6	4,495.7	37,348.8	269.8	5,877.7
Mortgage/Asset-Backed Securities	1,473.6	84.5	1,370.7	2.0	185.4
Total Fixed Maturity Securities	$40,474.2	$4,580.2	$38,719.5	$271.8	$6,063.1

	December 31, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,073.3	$14.5	$1,020.1	$8.4	$59.3
Over 1 year through 5 years	6,267.5	300.6	5,186.9	80.2	1,301.0
Over 5 years through 10 years	12,573.4	795.0	6,812.7	303.9	6,251.8
Over 10 years	18,837.2	2,315.6	15,779.7	355.6	5,017.5
	38,751.4	3,425.7	28,799.4	748.1	12,629.6
Mortgage/Asset-Backed Securities	1,523.8	67.2	1,299.6	8.3	283.1
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$30,099.0	$756.4	$12,912.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 4 - Investments - Continued

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2019:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$41,548.7	$4,497.1	$175.3	64.5%
Below-Investment-Grade	3,233.9	83.1	96.5	35.5
Total Fixed Maturity Securities	$44,782.6	$4,580.2	$271.8	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2019, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of March 31, 2019, we held 270 individual investment-grade fixed maturity securities and 74 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 178 investment-grade fixed maturity securities and 56 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of March 31, 2019 or December 31, 2018 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At March 31, 2019, we had commitments of $138.5 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

As of March 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $577.3 million, comprised of $82.6 million of tax credit partnerships and $494.7 million of private equity partnerships. At December 31, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $575.3 million, comprised of $91.5 million of tax credit partnerships and $483.8 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Income Tax Credits	$9.4	$10.4
Amortization, net of tax	(6.8)	(7.0)
Income Tax Benefit	$2.6	$3.4

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $2.3 million of unfunded unconditional commitments at March 31, 2019. See Note 3 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $157.9 million and $156.7 million as of March 31, 2019 and December 31, 2018, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

	March 31, 2019		December 31, 2018
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$471.4	21.4%	$491.0	21.4%
Industrial	588.0	26.6	635.6	27.7
Office	585.0	26.5	604.2	26.3
Retail	517.8	23.5	519.5	22.6
Other	44.4	2.0	44.7	2.0
Total	$2,206.6	100.0%	$2,295.0	100.0%

Region
New England	$45.0	2.0%	$45.9	2.0%
Mid-Atlantic	159.4	7.2	160.6	7.0
East North Central	311.7	14.1	354.4	15.4
West North Central	188.7	8.6	190.3	8.3
South Atlantic	481.2	21.8	485.2	21.1
East South Central	100.5	4.6	105.5	4.6
West South Central	213.0	9.7	240.6	10.5
Mountain	254.1	11.5	242.7	10.6
Pacific	453.0	20.5	469.8	20.5
Total	$2,206.6	100.0%	$2,295.0	100.0%

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
March 31, 2019
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	March 31, 2019	December 31, 2018
	(in millions of dollars)
Internal Rating
A	$394.8	$477.5
Baa	1,811.8	1,814.1
Ba	—	3.4
Total	$2,206.6	$2,295.0

Loan-to-Value Ratio
<= 65%	$1,167.4	$1,204.8
> 65% <= 75%	1,013.4	1,049.1
> 75% <= 85%	—	11.8
> 85%	25.8	29.3
Total	$2,206.6	$2,295.0

There were no troubled debt restructurings during the three months ended March 31, 2019 or 2018. At March 31, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments. At December 31, 2018, we held one mortgage loan that was greater than 90 days past due regarding principal and/or interest payments which was settled during the first quarter of 2019 resulting in an additional loss of $0.1 million.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. The activity in the allowance for credit losses is as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Balance at Beginning of Year	$0.2	$—
Provision	0.1	—
Charge-offs, Net of Recoveries	(0.3)	—
Balance at End of Period	$—	$—

Our average investment in impaired mortgage loans was $2.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. We did not recognize any interest income on mortgage loans subsequent to impairment for the three months ended March 31, 2019 and 2018.

At March 31, 2019, we had commitments of $12.8 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

As of March 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $137.6 million, for which we received collateral in the form of a de minimis cash and securities of $146.1 million. As of December 31, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $164.1 million, for which we received collateral in the form of cash and securities of $0.1 million and $171.4 million, respectively. We had no outstanding repurchase agreements at March 31, 2019 or December 31, 2018.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	March 31, 2019	December 31, 2018
	Overnight and Continuous
	(in millions of dollars)
All Other Corporate Bonds	$—	$0.1
Gross Amount of Recognized Liability for Securities Lending Transactions	—	0.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	March 31, 2019	December 31, 2018
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$19.1	$24.1
Advances from FHLB	$—	$104.0
Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$223.2	$219.8
Commercial Mortgage Loans	178.4	179.9
Total Carrying Value of Collateral Posted to FHLB	$401.6	$399.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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

	March 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$24.6	$—	$24.6	$(4.8)	$(19.8)	$—
Securities Lending	137.6	—	137.6	(137.6)	—	—
Total	$162.2	$—	$162.2	$(142.4)	$(19.8)	$—

Financial Liabilities:
Derivatives	$35.7	$—	$35.7	$(28.6)	$—	$7.1
Total	$35.7	$—	$35.7	$(28.6)	$—	$7.1

	December 31, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$30.9	$—	$30.9	$(6.9)	$(24.0)	$—
Securities Lending	164.1	—	164.1	(164.0)	(0.1)	—
Total	$195.0	$—	$195.0	$(170.9)	$(24.1)	$—

Financial Liabilities:
Derivatives	$38.0	$—	$38.0	$(33.2)	$—	$4.8
Securities Lending	0.1	—	0.1	(0.1)	—	—
Total	$38.1	$—	$38.1	$(33.3)	$—	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 4 - Investments - Continued

Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Fixed Maturity Securities	$544.9	$557.1
Derivatives	17.9	15.4
Mortgage Loans	26.7	27.3
Policy Loans	4.7	4.4
Other Long-term Investments
Equity Securities[1]	4.1	(0.2)
Private Equity Partnerships[2]	2.2	5.6
Other	(0.5)	2.1
Short-term Investments	7.0	3.6
Gross Investment Income	607.0	615.3
Less Investment Expenses	9.0	9.6
Less Investment Income on Participation Fund Account Assets	3.3	3.4
Net Investment Income	$594.7	$602.3

1 The net unrealized gain (loss) recognized in net investment income for the first three months of 2019 and 2018 related to equity securities still held at the end of reporting period was $3.1 million and ($2.0) million, respectively.
2 The net unrealized loss recognized in net investment income for the first three months of 2019 and 2018 related to private equity partnerships still held at the end of reporting period was $2.7 million and $1.6 million, respectively.

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$3.3	$2.0
Gross Losses on Sales	(7.9)	(1.4)
Other-Than-Temporary Impairment Loss	—	(1.0)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.9	—
Gross Losses on Sales	(0.1)	—
Embedded Derivative in Modified Coinsurance Arrangement	5.5	(1.7)
All Other Derivatives	0.3	0.7
Foreign Currency Transactions	(0.9)	(0.8)
Net Realized Investment Gain (Loss)	$1.1	$(2.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 5 - Derivative Financial Instruments

Purpose of Derivatives

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, risk related to matching duration for our assets and liabilities, foreign currency risk, and credit risk. Historically, we have utilized current and forward interest rate swaps, current and forward currency swaps, forward benchmark interest rate locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Transactions hedging interest rate risk are primarily associated with our individual and group long-term care and individual and group disability products. All other product portfolios are periodically reviewed to determine if hedging strategies would be appropriate for risk management purposes. We do not use derivative financial instruments for speculative purposes.

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

•
Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate bond at a future date at a pre-determined price.

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
March 31, 2019
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of March 31, 2019, we did not have any credit exposure on derivatives. As of December 31, 2018, we had $0.9 million credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2019	December 31, 2018
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$20.2	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$33.5	$33.4

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $35.7 million and $38.0 million at March 31, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	19.9	—	—	26.8	46.7
Terminations	—	—	—	70.0	—	70.0
Balance at March 31, 2018	$48.0	$556.4	$250.0	$—	$26.8	$881.2

Balance at December 31, 2018	$—	$538.2	$250.0	$11.0	$—	$799.2
Additions	—	42.6	—	—	13.0	55.6
Terminations	—	46.9	—	—	—	46.9
Foreign Currency	—	—	—	0.2	—	0.2
Balance at March 31, 2019	$—	$533.9	$250.0	$11.2	$13.0	$808.1

Cash Flow Hedges

As of March 31, 2019 and December 31, 2018, we had $265.0 million and $286.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2019, we expect to amortize approximately $70.7 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2019, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of March 31, 2019 and December 31, 2018, we had $120.7 million and $78.1 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

As of March 31, 2019 and December 31, 2018, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges.

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$88.2	$56.2	$(3.0)	$(2.7)

Long-term Debt	(245.9)	(244.4)	3.7	5.1

For the three months ended March 31, 2019, $0.1 million of the derivative instruments' loss was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2018, a de minimis amount of the derivative instruments' loss was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2019 and December 31, 2018, we held $148.2 million and $173.7 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of March 31, 2019 and December 31, 2018, we held $11.2 million and $11.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

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
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forwards	Other L-T Investments	$—	Other Liabilities	$0.1
Foreign Exchange Contracts	Other L-T Investments	19.4	Other Liabilities	9.8
Total Cash Flow Hedges		19.4		9.9

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	3.7
Foreign Exchange Contracts	Other L-T Investments	5.1	Other Liabilities	0.4
Total Fair Value Hedges		5.1		4.1

Total Designated as Hedging Instruments		$24.5		$14.0

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.1	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	21.7
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	25.6
Total Not Designated as Hedging Instruments		$0.1		$47.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2019			2018
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$594.7	$1.1	$42.1	$602.3	$(2.2)	$40.2

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	73.0	(3.5)	7.7	77.8	0.1	11.4
Derivatives Designated as Hedging Instruments	17.7	4.1	0.6	15.9	(0.1)	0.6
Foreign Exchange Contracts
Hedged items	4.6	0.8	—	5.0	—	—
Derivatives Designated as Hedging Instruments	(0.1)	(0.8)	—	(0.3)	—	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(1.5)	3.6	0.7	1.9	3.6
Derivatives Designated as Hedging Instruments	—	1.5	0.8	(0.4)	(1.9)	0.1
Foreign Exchange Contracts
Hedged items	0.5	(0.3)	—	0.1	(0.3)	—
Derivatives Designated as Hedging Instruments	0.3	0.3	—	—	0.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of comprehensive income.

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$—	$(0.2)
Foreign Exchange Contracts	(12.3)	3.8
Total	$(12.3)	$3.6
The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.5)	$—
Foreign Exchange Contracts	0.7	0.7
Embedded Derivative in Modified Coinsurance Arrangement	5.5	(1.7)
Total	$5.7	$(1.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 6 - Accumulated Other Comprehensive Loss

Components of our accumulated other comprehensive loss, after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	305.4	(4.7)	17.3	(0.8)	317.2
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.9	(15.8)	—	3.6	(5.3)
Net Other Comprehensive Income (Loss)	312.3	(20.5)	17.3	2.8	311.9
Balance at March 31, 2019	$(0.1)	$230.1	$(287.9)	$(444.4)	$(502.3)

Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(234.8)	2.9	47.5	(1.2)	(185.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	0.6	(11.7)	—	4.3	(6.8)
Net Other Comprehensive Income (Loss)	(234.2)	(8.8)	47.5	3.1	(192.4)
Balance at March 31, 2018	$356.1	$273.5	$(207.0)	$(505.0)	$(82.4)

The net unrealized gain (loss) on securities consists of the following components:

	March 31	December 31
	2019	2018	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,308.4	$2,736.5	$1,571.9
Deferred Acquisition Costs	(42.6)	(27.9)	(14.7)
Reserves for Future Policy and Contract Benefits	(4,451.0)	(3,220.3)	(1,230.7)
Reinsurance Recoverable	328.5	261.4	67.1
Income Tax	(143.4)	(62.1)	(81.3)
Total	$(0.1)	$(312.4)	$312.3

	March 31	January 1
	2018	2018	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,348.2	$5,665.2	$(1,317.0)
Deferred Acquisition Costs	(41.2)	(51.4)	10.2
Reserves for Future Policy and Contract Benefits	(4,030.1)	(5,094.7)	1,064.6
Reinsurance Recoverable	321.0	375.8	(54.8)
Income Tax	(241.8)	(304.6)	62.8
Total	$356.1	$590.3	$(234.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 6 - Accumulated Other Comprehensive Loss - Continued

Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Net Gain (Loss) on Sales of Securities and Other Invested Assets	$(8.7)	$0.2
Other-Than-Temporary Impairment Loss	—	(1.0)
	(8.7)	(0.8)
Income Tax Benefit	(1.8)	(0.2)
Total	$(6.9)	$(0.6)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$17.4	$15.6
Loss on Foreign Exchange Contracts	(0.1)	(0.3)
Net Realized Investment Gain (Loss)
Gain (Loss) on Interest Rate Swaps	4.0	(0.1)
Loss on Foreign Exchange Contracts	(0.8)	—
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.5)	(0.5)
	20.0	14.7
Income Tax Expense	4.2	3.0
Total	$15.8	$11.7

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.7)	$(5.6)
Amortization of Prior Service Credit	0.1	0.1
	(4.6)	(5.5)
Income Tax Benefit	(1.0)	(1.2)
Total	$(3.6)	$(4.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2019	2018
	(in millions of dollars)
Balance at January 1	$23,149.0	$23,222.0
Less Reinsurance Recoverable	2,227.3	2,182.0
Net Balance at January 1	20,921.7	21,040.0

Incurred Related to
Current Year	1,556.8	1,543.1
Prior Years
Interest	280.0	283.6
All Other Incurred	(130.3)	(192.0)
Foreign Currency	41.1	72.2
Total Incurred	1,747.6	1,706.9

Paid Related to
Current Year	(328.7)	(322.0)
Prior Years	(1,439.5)	(1,400.4)
Total Paid	(1,768.2)	(1,722.4)

Net Balance at March 31	20,901.1	21,024.5
Plus Reinsurance Recoverable	2,241.0	2,184.1
Balance at March 31	$23,142.1	$23,208.6

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
March 31, 2019
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2019	2018
	(in millions of dollars)
Policy and Contract Benefits	$1,708.6	$1,623.1
Reserves for Future Policy and Contract Benefits	46,109.4	44,668.5
Total	47,818.0	46,291.6
Less:
Life Reserves for Future Policy and Contract Benefits	8,315.5	8,278.7
Accident and Health Active Life Reserves	11,909.4	10,774.2
Adjustment Related to Unrealized Investment Gains and Losses	4,451.0	4,030.1
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,142.1	$23,208.6

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
March 31, 2019
Note 8 - Segment Information

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$452.9	$441.2
Group Short-term Disability	188.7	176.3
Group Life and Accidental Death & Dismemberment
Group Life	414.4	399.2
Accidental Death & Dismemberment	41.0	38.7
Supplemental and Voluntary
Individual Disability	110.7	104.9
Voluntary Benefits	234.4	229.8
Dental and Vision	59.8	48.7
	1,501.9	1,438.8
Unum International
Group Long-term Disability	87.9	90.8
Group Life	27.2	28.6
Supplemental	38.9	20.2
	154.0	139.6
Colonial Life
Accident, Sickness, and Disability	242.2	231.3
Life	87.6	81.0
Cancer and Critical Illness	89.5	86.0
	419.3	398.3
Closed Block
Individual Disability	98.1	109.4
Long-term Care	163.0	161.3
All Other	2.4	2.6
	263.5	273.3
Total Premium Income	$2,338.7	$2,250.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2019
Premium Income	$1,501.9	$154.0	$419.3	$263.5	$—	$2,338.7
Net Investment Income	182.1	24.8	36.9	346.6	4.3	594.7
Other Income	34.5	—	0.6	18.0	—	53.1
Adjusted Operating Revenue	$1,718.5	$178.8	$456.8	$628.1	$4.3	$2,986.5

Adjusted Operating Income (Loss)	$252.3	$29.1	$85.2	$31.0	$(45.4)	$352.2

Three Months Ended March 31, 2018
Premium Income	$1,438.8	$139.6	$398.3	$273.3	$—	$2,250.0
Net Investment Income	194.2	27.6	37.3	337.7	5.5	602.3
Other Income	29.0	—	0.3	19.0	1.2	49.5
Adjusted Operating Revenue	$1,662.0	$167.2	$435.9	$630.0	$6.7	$2,901.8

Adjusted Operating Income (Loss)	$243.9	$29.8	$81.0	$28.9	$(40.3)	$343.3

	March 31	December 31
	2019	2018
	(in millions of dollars)
Assets
Unum US	$17,802.1	$17,510.9
Unum International	3,646.6	3,426.8
Colonial Life	4,286.8	4,237.9
Closed Block	35,542.2	34,527.6
Corporate	2,644.0	2,172.4
Total Assets	$63,921.7	$61,875.6

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses as specified in the reconciliations below. We believe adjusted operating revenue and adjusted operating income or loss are better performance measures and better indicators of the revenue and profitability and underlying trends in our business. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 8 - Segment Information - Continued

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Total Revenue	$2,987.6	$2,899.6
Excluding:
Net Realized Investment Gain (Loss)	1.1	(2.2)
Adjusted Operating Revenue	$2,986.5	$2,901.8

Income Before Income Tax	$353.3	$341.1
Excluding:
Net Realized Investment Gain (Loss)	1.1	(2.2)
Adjusted Operating Income	$352.2	$343.3

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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Service Cost	$2.7	$2.3	$—	$—	$—	$—
Interest Cost	20.8	19.9	1.5	1.5	1.3	1.2
Expected Return on Plan Assets	(24.8)	(26.1)	(2.2)	(2.4)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	5.1	5.4	0.2	0.2	(0.6)	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total	$3.8	$1.5	$(0.5)	$(0.7)	$0.5	$1.0

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars, except share data)
Numerator
Net Income	$280.9	$273.5

Denominator (000s)
Weighted-Average Common Shares - Basic	214,297.1	221,894.0
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	132.6	683.0
Weighted-Average Common Shares - Assuming Dilution	214,429.7	222,577.0

Net Income Per Common Share
Basic	$1.31	$1.23
Assuming Dilution	$1.31	$1.23

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $23.35 to $26.29, the nonvested restricted stock units have grant prices ranging from $32.38 to $55.26, and the nonvested performance share units have grant prices ranging from $37.67 to $49.86.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices, approximated 1.3 million and a de minimis amount for the three months ended March 31, 2019 and 2018, respectively.

Common Stock

During the second quarter of 2018, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 24, 2019. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 25, 2018. The remaining repurchase amount under the new program was $400.0 million at March 31, 2019.

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended March 31
	2019	2018
	(in millions)
Shares Repurchased	2.7	1.9
Cost of Shares Repurchased[1]	$100.0	$100.2

1 Includes commissions of a de minimis amount for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
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
Miscellaneous Matters
Similar to other insurers, we were recently the subject of an examination by a third party acting on behalf of a number of state treasurers concerning our compliance with the unclaimed property laws of the participating states. We cooperated fully with this examination and in the fourth quarter of 2017, we started the process to reach a Global Resolution Agreement with the third party regarding settlement of the examination, which we finalized in January of 2018. Under the terms of the agreement, the third party acting on behalf of the signatory states compared insured data to the Social Security Administration's Death Master File to identify deceased insureds and contract holders where a valid claim has not been made. During the fourth quarter of 2017, we established reserves which reflect our estimate of the liability expected to be paid as we execute on the terms of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 11 - Commitments and Contingent Liabilities - Continued

settlement. We also are cooperating with a Delaware Market Conduct examination involving the same issue, which is currently inactive. The legal and regulatory environment around unclaimed death benefits continues to evolve. It is possible that the current settlement and/or similar investigations by other state jurisdictions may result in payments to beneficiaries, the payment of abandoned funds under state law, and/or administrative penalties, the total of which may be in excess of the reserves established.
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

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 11 - Commitments and Contingent Liabilities - Continued

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

On December 10, 2018, the court consolidated the Gusinsky, Jenkins, and Nguyen cases into one matter entitled In re Unum Group Stockholder Derivative Litigation, appointed co-lead counsel and liaison counsel for plaintiffs and directed the parties to propose a schedule of proceedings for the consolidated matter. On February 27, 2019, the court granted plaintiffs' motion to voluntarily dismiss the action without prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 12 - Leases

We lease certain buildings and equipment under various noncancelable operating lease agreements. In addition, we have sub-lease agreements on a limited number of our building lease agreements. The majority of our building leases and sub-leases expire within a five to ten year period and we generally have the option to renew at the end of the lease term for an additional five to ten year period at the fair rental value at the time of renewal. The majority of our equipment leases expire within a one to three year period and we generally have the option to renew at the end of the lease term for an additional one to three year period at the fair rental value at the time of renewal.

We do not have any lease agreements or sub-lease agreements that contain variable lease payments. In addition, we do not have lease agreements or sub-lease agreements that contain residual value guarantees or impose any restrictions or covenants with the lessors.
We determine if an arrangement is a lease at inception through a formal process that evaluates our right to control the use of an identified asset for a period of time in exchange for consideration. We account for the lease and non-lease components of our building leases separately and have elected to use the available practical expedient to account for the lease and non-lease components of our equipment leases as a single component. All of our leases are classified as operating, none of which are classified as short-term leases. For each operating lease, we calculate a lease liability at commencement date based on the present value of lease payments over the lease term and a corresponding right-of-use (ROU) asset, adjusted for lease incentives.
ROU assets represent our right to use an underlying asset for a specified lease term and are included in other assets in our consolidated balance sheet. Lease liabilities represent the present value of lease payments that we are obligated to pay arising from a lease and are included in other liabilities in our consolidated balance sheet. We consider the likelihood of renewal in determining the lease terms for the calculation of the ROU asset and lease liability. As most of our leases do not provide an implicit rate of interest, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate of interest when readily determinable.
Operating lease cost is calculated on a straight-line basis over the lease term and is included in other expenses in our consolidated statement of income. We amortize the ROU asset over the lease term on a pattern determined by the difference between the straight-line lease liability expense and the accretion of the imputed interest calculated on the lease liability.
Operating lease information is as follows:

Three Months Ended March 31, 2019
(in millions of dollars)
Lease Cost
Operating Lease Cost	$7.5
Sublease Income	(0.4)
Total Lease Cost	$7.1

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$7.3
Weighted-Average Remaining Lease Term	7 years
Weighted-Average Discount Rate	4.68%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2019
Note 12 - Leases - Continued

As of March 31, 2019, aggregate undiscounted minimum net lease payments and the reconciliation to our lease liability are as follows:

Remainder of 2019	$21.0
2020	24.7
2021	21.1
2022	17.7
2023	12.1
2024 and Thereafter	49.5
Total	$146.1
Less Imputed Interest	24.0
Lease Liability	$122.1

As of March 31, 2019, the right-of-use asset was $116.0 million.

Note 13 - Debt

During the three months ended March 31, 2019, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

On April 29, 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2019, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also on April 29, 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations.

Borrowings under the credit facilities are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or LIBOR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Unum Group, a Delaware general business corporation, and its insurance and non-insurance subsidiaries, which collectively with Unum Group we refer to as the Company, operate in the United States, the United Kingdom, Poland and, to a limited extent, in certain other countries. The principal operating subsidiaries in the United States are Unum Life Insurance Company of America, Provident Life and Accident Insurance Company, The Paul Revere Life Insurance Company, Colonial Life & Accident Insurance Company, Starmount Life Insurance Company, in the United Kingdom, Unum Limited, and in Poland, Unum Zycie TUiR S.A. (Unum Poland). We are a leading provider of financial protection benefits in the United States and the United Kingdom. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2018.

Operating Performance and Capital Management

For the first quarter of 2019, we reported net income of $280.9 million, or $1.31 per diluted common share, compared to net income of $273.5 million, or $1.23 per diluted common share, in the same period of 2018. Net income includes net realized investment gains and losses. Excluding net realized investment gains and losses, after-tax adjusted operating income was $280.3 million, or $1.31 per diluted common share, in the first quarter of 2019. Excluding net realized investment gains and losses, after-tax adjusted operating income was $275.1 million, or $1.24 per diluted common share, in the first quarter of 2018. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 3.4 percent in the first quarter of 2019 compared to the same period of 2018, due primarily to growth in premium income and favorable benefits experience, partially offset by lower net investment income and higher amortization of deferred acquisition costs. The benefit ratio for our Unum US segment for the first quarter of 2019 was 65.3 percent, compared to 66.8 percent in the same period of 2018. Unum US sales increased 1.4 percent in the first quarter of 2019 compared to the same period of 2018. Relative to the prior year, persistency in our group product lines was favorable while persistency in our supplemental and voluntary product lines was less favorable.

Our Unum International segment reported a decline in adjusted operating income of 2.3 percent in the first quarter of 2019 compared to the same period of 2018, as measured in U.S. dollars. As measured in local currency, our Unum UK line of business reported an increase of 0.9 percent in adjusted operating income in the first quarter of 2019 compared to the same period of 2018 due primarily to growth in premium income and favorable benefits experience, partially offset by lower net investment income. The benefit ratio for Unum UK was 70.2 percent in the first quarter of 2019 compared to 71.9 percent in the same period of 2018. Unum UK sales in local currency increased 19.5 percent in the first quarter of 2019 compared to the same period of 2018. Persistency was favorable relative to the prior year.

Our Colonial Life segment reported an increase in adjusted operating income of 5.2 percent in the first quarter of 2019 compared to the same period of 2018, due primarily to an increase in premium income and favorable benefits experience, partially offset by lower net investment income. The benefit ratio for Colonial Life was 51.1 percent in the first quarter of 2019 compared to 51.6 percent in the same period of 2018. Colonial Life sales increased 4.9 percent in the first quarter of 2019 compared to the same period of 2018. Persistency was lower relative to the prior year.

Our Closed Block segment reported an increase in adjusted operating income of 7.3 percent in the first quarter of 2019 compared to the same period of 2018 due primarily to an increase in net investment income, partially offset by lower premium income. Benefits experience in our individual disability line of business was less favorable in the first quarter of 2019 compared to the prior year but remains consistent with our expectations. Benefits experience in our long-term care line of business during the first quarter of 2019 was not comparable to the first quarter of 2018 due to the update in our assumptions during the third quarter of 2018 but was consistent with our expectations. See "Long-term Care Reserve Increase" herein for further information.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $4.3 billion at March 31, 2019 compared to $2.7 billion at December 31, 2018, with the increase due to a decrease in U.S. Treasury rates and credit spreads during the first three months of 2019. The earned book yield on our investment portfolio was 4.94 percent for the first quarter of 2019 compared to a yield of 5.15 percent for full year 2018.

We believe our capital and financial positions are strong. At March 31, 2019, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 360 percent, in line with our expectations. During the first quarter of 2019, we repurchased 2.7 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $100 million. Our weighted average common shares outstanding, assuming dilution, equaled 214.4 million and 222.6 million for the first quarter of 2019 and 2018, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of March 31, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $594 million.

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

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union (EU) and the deadline to leave the EU is currently set for October 31, 2019, which was recently extended from the original date of March 29, 2019. We may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on whether an agreement is reached between the U.K. and EU as a result of exit negotiations and, if reached, the nature of the agreement and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

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

We expect to see continued solid premium growth trends in our core businesses, with stable persistency and a disciplined approach to sales growth. We expect to have generally stable benefits experience due to our focus on disciplined pricing, risk selection, and management of renewals. We will maintain our commitment to expense discipline and improving our operational efficiencies.

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

Reconciliation of Non-GAAP and Other Financial Measures

We analyze our performance using non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measure of "after-tax adjusted operating income" differs from net income as presented in our consolidated operating results and income statements prepared in accordance with GAAP due to the exclusion of net realized investment gains and losses as specified in the reconciliations below. We believe after-tax adjusted operating income is a better performance measure and better indicator of the profitability and underlying trends in our business.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2019		2018
	(in millions)	per share *	(in millions)	per share *
Net Income	$280.9	$1.31	$273.5	$1.23
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $0.5; $(0.6))	0.6	—	(1.6)	(0.01)
After-tax Adjusted Operating Income	$280.3	$1.31	$275.1	$1.24

* Assuming Dilution

We measure and analyze our segment performance on the basis of "adjusted operating revenue" and "adjusted operating income" or "adjusted operating loss", which differ from total revenue and income before income tax as presented in our consolidated statements of income due to the exclusion of net realized investment gains and losses as specified in the reconciliations below. These performance measures are in accordance with GAAP guidance for segment reporting, but they should not be viewed as a substitute for total revenue, income before income tax, or net income.

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2019	2018
	(in millions of dollars)
Total Revenue	$2,987.6	$2,899.6
Excluding:
Net Realized Investment Gain (Loss)	1.1	(2.2)
Adjusted Operating Revenue	$2,986.5	$2,901.8

Income Before Income Tax	$353.3	$341.1
Excluding:
Net Realized Investment Gain (Loss)	1.1	(2.2)
Adjusted Operating Income	$352.2	$343.3

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first three months of 2019.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2019	% Change	2018
Revenue
Premium Income	$2,338.7	3.9%	$2,250.0
Net Investment Income	594.7	(1.3)	602.3
Net Realized Investment Gain (Loss)	1.1	(150.0)	(2.2)
Other Income	53.1	7.3	49.5
Total Revenue	2,987.6	3.0	2,899.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,840.8	1.8	1,807.9
Commissions	290.1	2.8	282.3
Interest and Debt Expense	42.1	4.7	40.2
Deferral of Acquisition Costs	(173.7)	2.6	(169.3)
Amortization of Deferred Acquisition Costs	170.6	12.6	151.5
Compensation Expense	226.5	2.2	221.7
Other Expenses	237.9	6.1	224.2
Total Benefits and Expenses	2,634.3	3.0	2,558.5

Income Before Income Tax	353.3	3.6	341.1
Income Tax	72.4	7.1	67.6

Net Income	$280.9	2.7	$273.5

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.306 and 1.393 for the three months ended March 31, 2019 and 2018, respectively. If the first quarter of 2018 results for our U.K. operations had been translated at the lower exchange rate of 2019, our adjusted operating revenue and adjusted operating income by segment would have been lower by approximately $10 million and $2 million, respectively, in the first quarter of 2018. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2019 increased relative to the same period of 2018, with growth in each of our principal operating business segments, due to sales growth, the expansion of our dental and vision products, the addition of our Unum Poland line of business, and generally stable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the first quarter of 2019 relative to the same period of 2018 due to a decline in the yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

There were no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first quarter of 2019, compared to $1.0 million for the first quarter of 2018. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $5.5 million and $(1.7) million in the first quarters of 2019 and 2018, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Overall benefits experience was favorable in the first quarter 2019 relative to the same prior year period. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs increased in the first quarter of 2019 relative to the same period of 2018 due primarily to sales growth. The amortization of deferred acquisition costs increased in the first quarter of 2019 compared to the first quarter of 2018 due to growth in the level of the deferred asset in our Unum US and Colonial Life segments. Also contributing to the increase was a higher level of policy terminations experienced in the first quarter of 2019 in Colonial Life and the Unum US voluntary benefits line of business.

Interest and debt expense was slightly higher in the first quarter 2019 relative to the same period of 2018 due primarily to a higher level of outstanding debt and a higher overall rate of interest.

Other expenses, including compensation expense, increased in the first quarter of 2019 compared to the same period of 2018, however, the other expense ratio remained generally stable relative to the prior year due to growth in premium income and our continued balancing of investments in the growth of our business with our continued focus on expense management and operating efficiencies.

Our effective income tax rate for the first quarter of 2019 was 20.5 percent of income before income tax, compared to 19.9 percent for the first quarter of 2018. Our effective tax rate differed from the U.S. statutory rate in effect for the first quarters of 2019 and 2018 primarily due to tax credits.
Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2019	% Change	2018
Unum US	$278.4	1.4%	$274.6

Unum International	$22.6	32.2%	$17.1

Colonial Life	$108.8	4.9%	$103.7

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income	$1,501.9	4.4%	$1,438.8
Net Investment Income	182.1	(6.2)	194.2
Other Income	34.5	19.0	29.0
Total	1,718.5	3.4	1,662.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	980.7	2.1	960.9
Commissions	163.0	1.0	161.4
Deferral of Acquisition Costs	(87.6)	(2.1)	(89.5)
Amortization of Deferred Acquisition Costs	103.9	16.5	89.2
Other Expenses	306.2	3.4	296.1
Total	1,466.2	3.4	1,418.1

Adjusted Operating Income	$252.3	3.4	$243.9

Operating Ratios (% of Premium Income):
Benefit Ratio	65.3%		66.8%
Other Expense Ratio	20.4%		20.6%
Adjusted Operating Income Ratio	16.8%		17.0%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$452.9	2.7%	$441.2
Group Short-term Disability	188.7	7.0	176.3
Total Premium Income	641.6	3.9	617.5
Net Investment Income	100.0	(7.6)	108.2
Other Income	32.2	22.4	26.3
Total	773.8	2.9	752.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	479.1	2.6	466.9
Commissions	50.3	2.9	48.9
Deferral of Acquisition Costs	(11.8)	(4.1)	(12.3)
Amortization of Deferred Acquisition Costs	12.2	8.9	11.2
Other Expenses	161.4	4.6	154.3
Total	691.2	3.3	669.0

Adjusted Operating Income	$82.6	(0.5)	$83.0

Operating Ratios (% of Premium Income):
Benefit Ratio	74.7%		75.6%
Other Expense Ratio	25.2%		25.0%
Adjusted Operating Income Ratio	12.9%		13.4%

Persistency:
Group Long-term Disability	90.9%		90.8%
Group Short-term Disability	90.5%		86.6%

Premium income in the first quarter of 2019 increased compared to the same period of 2018 with growth in the in-force block due to higher sales and improved persistency. Net investment income was lower in the first quarter of 2019 relative to the same period of 2018 due to a decrease in the level of invested assets, a decline in yield on invested assets, and lower miscellaneous investment income. Other income increased in the first quarter of 2019 compared to the same period of 2018 due to growth in our fee-based service products.

Benefits experience was favorable in the first quarter of 2019 compared to the same period of 2018 due primarily to lower claims incidence and favorable claim recovery experience in our group long-term disability product line, partially offset by higher paid claim volumes in our group short-term disability product line.

Commissions were higher in the first quarter of 2019 compared to same period of 2018 due primarily to sales growth. The deferral of acquisition costs was lower in the first quarter of 2019 compared to same period of 2018 due to lower deferrable incentive compensation costs. The amortization of deferred acquisition costs increased in the first quarter of 2019 relative to the same period of 2018 due to growth in the level of the deferred asset.  Our other expense ratio was slightly higher in the first quarter of 2019 compared to the same period of 2018 due primarily to an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Life	$414.4	3.8%	$399.2
Accidental Death & Dismemberment	41.0	5.9	38.7
Total Premium Income	455.4	4.0	437.9
Net Investment Income	25.6	(4.5)	26.8
Other Income	0.6	(45.5)	1.1
Total	481.6	3.4	465.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	322.9	4.2	309.8
Commissions	37.6	2.5	36.7
Deferral of Acquisition Costs	(9.1)	(10.8)	(10.2)
Amortization of Deferred Acquisition Costs	9.5	4.4	9.1
Other Expenses	53.3	(4.5)	55.8
Total	414.2	3.2	401.2

Adjusted Operating Income	$67.4	4.3	$64.6

Operating Ratios (% of Premium Income):
Benefit Ratio	70.9%		70.7%
Other Expense Ratio	11.7%		12.7%
Adjusted Operating Income Ratio	14.8%		14.8%

Persistency:
Group Life	91.0%		89.3%
Accidental Death & Dismemberment	90.3%		86.2%

Premium income increased in the first quarter of 2019 compared to the same period of 2018 due to prior period sales growth and overall favorable persistency. Net investment income was lower in the first quarter of 2019 relative to the same period of 2018 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience in the first quarter of 2019 was generally consistent with the first quarter of 2018.

Commissions were higher in the first quarter of 2019 compared to same period of 2018 due primarily to prior period sales growth. The deferral of acquisition costs was lower in the first quarter of 2019 compared to same period of 2018 due to lower deferrable expenses related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs increased in the first quarter of 2019 relative to the same period of 2018 due to growth in the level of the deferred asset.  The other expense ratio declined in the first quarter of 2019 compared to the same period of 2018 due to growth in premium income and our continued focus on expense management and operating efficiencies.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Individual Disability	$110.7	5.5%	$104.9
Voluntary Benefits	234.4	2.0	229.8
Dental and Vision	59.8	22.8	48.7
Total Premium Income	404.9	5.6	383.4
Net Investment Income	56.5	(4.6)	59.2
Other Income	1.7	6.3	1.6
Total	463.1	4.3	444.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	178.7	(3.0)	184.2
Commissions	75.1	(0.9)	75.8
Deferral of Acquisition Costs	(66.7)	(0.4)	(67.0)
Amortization of Deferred Acquisition Costs	82.2	19.3	68.9
Other Expenses	91.5	6.4	86.0
Total	360.8	3.7	347.9

Adjusted Operating Income	$102.3	6.2	$96.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	49.9%		51.0%
Voluntary Benefits	35.4%		42.3%
Dental and Vision	67.7%		68.6%
Other Expense Ratio	22.6%		22.4%
Adjusted Operating Income Ratio	25.3%		25.1%

Persistency:
Individual Disability	90.3%		90.7%
Voluntary Benefits	73.0%		76.9%
Dental and Vision	84.3%		85.0%

Premium income increased in the first quarter of 2019 compared to the same period of 2018 driven by higher prior period sales, particularly in dental and vision. Net investment income was lower in the first quarter of 2019 relative to the comparable period of 2018 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by growth in the level of invested assets. Other income is comprised primarily of surrender fees in our voluntary benefits product line.

Benefits experience was favorable for the individual disability product line in the first quarter of 2019 compared to the same period of 2018 due to favorable claims incidence and lower average claim size. Benefits experience for voluntary benefits in the first quarter of 2019 was favorable to the comparable period of 2018 due primarily to the release of active life reserves resulting from a higher level of policy terminations. Benefits experience for the dental and vision product line in the first quarter of 2019 was favorable compared to the same period of 2018 due primarily to lower claims utilization.

Commissions and the deferral of acquisition costs were lower for the first quarter of 2019 relative to the same period of 2018 due primarily to a shift in product mix that resulted in lower first-year commissions and a lower corresponding deferral of acquisition costs. The amortization of deferred acquisition costs increased in the first quarter of 2019 relative to the same period of 2018 due to the impact of a higher level of policy terminations, particularly in the voluntary benefits product line, and growth in the level of the deferred asset across all product lines. Our other expense ratio increased slightly in the first quarter of 2019 compared to the same period of 2018 due to an increase in operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2019	% Change	2018
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$36.9	22.6%	$30.1
Group Short-term Disability	20.9	28.2	16.3
Group Life and AD&D	40.6	(9.0)	44.6
Subtotal	98.4	8.1	91.0
Supplemental and Voluntary
Individual Disability	15.1	(15.6)	17.9
Voluntary Benefits	152.4	(0.7)	153.5
Dental and Vision	12.5	2.5	12.2
Subtotal	180.0	(2.0)	183.6
Total Sales	$278.4	1.4	$274.6

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$48.7	(11.3)%	$54.9
Large Case Market	49.7	37.7	36.1
Subtotal	98.4	8.1	91.0
Supplemental and Voluntary	180.0	(2.0)	183.6
Total Sales	$278.4	1.4	$274.6

Group sales increased in the first quarter of 2019 compared to the same period of 2018, primarily driven by an increase in sales to new customers in our large case market segment, partially offset by a decline in sales to both new and existing customers in our core market segment, which we define as employee groups with fewer than 2,000 employees. The sales mix in the group market sector for the first three months of 2019 was approximately 49 percent core market and 51 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased in the first quarter of 2019 compared to the same period of 2018 driven by lower sales to both new and existing customers. Sales of voluntary benefits declined slightly in the first quarter of 2019 compared to the same period of 2018, driven by lower sales to both new and existing customers in the core market segment, partially offset by an increase in sales to both new and existing customers in the large case market. Dental and vision sales increased in the first quarter of 2019 compared to the same period of 2018, primarily driven by higher sales to both new and existing customers.

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

We anticipate continued stable adjusted operating income growth in 2019, with disciplined sales and premium growth, consistent risk management, and improving operational efficiency. We believe our underlying profitability will remain strong throughout the year, driven primarily by our continued product mix shift, expense efficiencies, and consistent operating effectiveness.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income and lower asset levels resulting from improved capital efficiency.  As part of our pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We expect that our underwriting results for the remainder of 2019 will continue at a level generally consistent with 2018. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$87.9	(3.2)%	$90.8
Group Life	27.2	(4.9)	28.6
Supplemental	38.9	92.6	20.2
Total Premium Income	154.0	10.3	139.6
Net Investment Income	24.8	(10.1)	27.6
Total	178.8	6.9	167.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	106.5	6.2	100.3
Commissions	12.1	28.7	9.4
Deferral of Acquisition Costs	(2.9)	93.3	(1.5)
Amortization of Deferred Acquisition Costs	1.8	(14.3)	2.1
Other Expenses	32.2	18.8	27.1
Total	149.7	9.0	137.4

Adjusted Operating Income	$29.1	(2.3)	$29.8

Foreign Currency Translation

The functional currencies of Unum UK and Unum Poland are the British pound sterling and Polish zloty, respectively. Premium income, net investment income, claims, and expenses are received or paid in the functional currency, and we hold functional currency-denominated assets to support functional currency-denominated policy reserves and liabilities. We translate functional currency-denominated financial statement items into dollars for our consolidated financial reporting. We translate income statement items using an average exchange rate for the reporting period, and we translate balance sheet items using the exchange rate at the end of the period. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income in our consolidated balance sheets.

Fluctuations in exchange rates have an effect on Unum International's reported financial results and our consolidated financial results. In periods when the functional currency strengthens relative to the preceding period, translation increases current period results relative to the prior period. In periods when the functional currency weakens, translation decreases current period results relative to the prior period.

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£67.5	3.5%	£65.2
Group Life	20.8	1.0	20.6
Supplemental	16.7	15.2	14.5
Total Premium Income	105.0	4.7	100.3
Net Investment Income	17.8	(10.6)	19.9
Total	122.8	2.2	120.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	73.7	2.2	72.1
Commissions	7.0	2.9	6.8
Deferral of Acquisition Costs	(1.1)	—	(1.1)
Amortization of Deferred Acquisition Costs	1.4	(6.7)	1.5
Other Expenses	20.2	3.6	19.5
Total	101.2	2.4	98.8

Adjusted Operating Income	£21.6	0.9	£21.4

Weighted Average Pound/Dollar Exchange Rate	1.306		1.393

Operating Ratios (% of Premium Income):
Benefit Ratio	70.2%		71.9%
Other Expense Ratio	19.2%		19.4%
Adjusted Operating Income Ratio	20.6%		21.3%

Persistency:
Group Long-term Disability	89.3%		86.7%
Group Life	85.7%		85.5%
Supplemental	91.5%		91.5%

Premium income increased in the first quarter of 2019 compared to the same period of 2018 driven by higher overall persistency and sales growth.

Net investment income was lower in the first quarter of 2019 relative to the same prior year period due primarily to a lower yield on fixed-rate bonds and lower investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The decrease in net investment income attributable to these index-linked bonds was more than offset by a decrease in the reserves for future claims payments related to the inflation index-linked group long-term disability and group life policies. Partially offsetting the decrease in net investment income was a higher level of invested assets.

Overall benefits experience was favorable in the first quarter of 2019 relative to the same prior year period due primarily to the impact of inflation-linked decreases in benefits related to our group products.

Commissions increased in the first quarter of 2019 relative to the same prior year period due primarily to an overall increase in sales. The deferral and amortization of acquisition costs in the first quarter of 2019 were generally consistent with the same period of 2018. The other expense ratio was lower in the first quarter of 2019 compared to the same prior year period due to an increase in premium income and a continued focus on expense management and operating efficiencies.
Sales

(in millions of dollars and pounds)
	Three Months Ended March 31
	2019	% Change	2018
Unum International Sales by Product
Group Long-term Disability	$8.2	5.1%	$7.8
Group Life	6.1	35.6	4.5
Supplemental	8.3	72.9	4.8
Total Sales	$22.6	32.2	$17.1

Unum International Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$8.5	11.8%	$7.6
Large Case Market	5.8	23.4	4.7
Subtotal	14.3	16.3	12.3
Supplemental	8.3	72.9	4.8
Total Sales	$22.6	32.2	$17.1

Unum UK Sales by Product
Group Long-term Disability	£6.2	10.7%	£5.6
Group Life	4.7	42.4	3.3
Supplemental	3.8	11.8	3.4
Total Sales	£14.7	19.5	£12.3

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£6.5	20.4%	£5.4
Large Case Market	4.4	25.7	3.5
Subtotal	10.9	22.5	8.9
Supplemental	3.8	11.8	3.4
Total Sales	£14.7	19.5	£12.3

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales increased in the first quarter of 2019 relative to the first quarter of 2018 due primarily to an increase in sales to existing customers in our large case market and an increase in sales to new customers in our core market, which we define as employee groups with fewer than 500 employees, partially offset by lower sales to new customers in our large case market.

Group life sales were higher in the first quarter of 2019 compared to the first quarter of 2018 with an increase in sales to new customers in the core market and an increase in sales to existing customers in both the large case and core markets.

Supplemental sales increased during the first quarter of 2019 compared to the same period of 2018 due to an increase in sales in the dental product line.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses. Expanding our Unum UK group long-term disability market position remains a significant opportunity and priority. Completing the integration of our Unum Poland business and growing that business through the expansion of its product offerings is also a significant priority and opportunity. Other key priorities, specifically for our Unum UK business, include the continued disciplined implementation of price increases across interest sensitive product lines, which has been successful in offsetting pressure from lower interest rates and heightened disability claims experience, while maintaining solid persistency results and continuing to follow a disciplined approach to new sales activity in the competitive pricing environment. We intend to build upon the strong sales momentum we have seen in our group critical illness and dental products through increased participation rates as well as accelerate growth in our group life line of business. We have simplified our processes and operations to deliver efficiencies and further improvements to customer service and remain focused on risk discipline. The investments that we have made in the operating model for our UK business have significantly improved our operational effectiveness and we plan to reinvest a portion of these expense savings to build marketing and digital capabilities, which we believe will drive sustainable growth through the development of new distribution capabilities and reaching new customers.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$242.2	4.7%	$231.3
Life	87.6	8.1	81.0
Cancer and Critical Illness	89.5	4.1	86.0
Total Premium Income	419.3	5.3	398.3
Net Investment Income	36.9	(1.1)	37.3
Other Income	0.6	100.0	0.3
Total	456.8	4.8	435.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	214.2	4.1	205.7
Commissions	94.4	4.7	90.2
Deferral of Acquisition Costs	(83.2)	6.3	(78.3)
Amortization of Deferred Acquisition Costs	64.9	7.8	60.2
Other Expenses	81.3	5.4	77.1
Total	371.6	4.7	354.9

Adjusted Operating Income	$85.2	5.2	$81.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.1%		51.6%
Other Expense Ratio	19.4%		19.4%
Adjusted Operating Income Ratio	20.3%		20.3%

Persistency:
Accident, Sickness, and Disability	73.4%		75.3%
Life	83.3%		84.2%
Cancer and Critical Illness	81.2%		83.1%

Premium income increased in the first quarter of 2019 relative to the same period of 2018 as a result of sales growth, which includes the expansion of our dental and vision products, offset partially by a lower level of persistency. Net investment income was slightly lower in the first quarter of 2019 compared to the same period of 2018 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience in the first quarter of 2019 was generally consistent with the same period of 2018, with favorable experience in the life product line, partially offset by unfavorable experience in the cancer and critical illness product line.

Commissions and the deferral of acquisition costs were higher in the first quarter of 2019 relative to the same period of 2018 due to sales growth. The amortization of deferred acquisition costs increased during the first quarter of 2019 relative to the same period of 2018 due to growth in the level of the deferred asset. The other expense ratio was consistent in the first quarter of 2019 compared to the same period of 2018, with an increase in operational investments in our business balanced with our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2019	% Change	2018
Sales by Product
Accident, Sickness, and Disability	$72.2	8.7%	$66.4
Life	19.7	(7.5)	21.3
Cancer and Critical Illness	16.9	5.6	16.0
Total Sales	$108.8	4.9	$103.7

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$71.4	5.2%	$67.9
Large Case Market	14.3	(8.9)	15.7
Subtotal	85.7	2.5	83.6
Public Sector	23.1	14.9	20.1
Total Sales	$108.8	4.9	$103.7

Sales were higher in the first quarter of 2019 relative to the same period of 2018 due to growth in existing customer account sales and the expansion of our dental and vision products, partially offset by a decrease in new customer account sales. Commercial market sales increased in the first quarter of 2019 as compared to the same period of 2018 due primarily to higher sales to existing customer accounts in the core market, which we define as accounts with fewer than 1,000 employees, and large case market, partially offset by lower sales to new customer accounts in both the core and large case markets. Growth in our public sector market sales for the first quarter of 2019 was due to an increase in new customer account sales, partially offset by a slight decrease in existing customer account sales. The number of new accounts increased 3.9 percent in the first quarter of 2019 relative to the same period of 2018, and the average new case size decreased 5.1 percent.
Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. We will continue to focus on expanding our distribution system through the growth and development of our agency sales force and establishing effective broker partnerships. We will also invest in new solutions and digital capabilities to enhance the customer experience for our business partners and further improve productivity. We will seek to capitalize on the expansion of our new dental products, which we believe will create opportunities for new cases while also allowing for further cross-selling opportunities to existing clients. We will continue to focus on accelerating growth through territory expansion, territory growth, persistency investments, and increased participation rates. We believe our distribution system, customer service capabilities, the expansion of our new dental products, and ability to serve all market sizes position us well for future growth.

We expect to see continued favorable sales, premium, and adjusted operating earnings growth trends for the remainder of 2019. We also anticipate a decline in the operating expense ratio as we continue to balance operating efficiencies with the continued investments in future growth. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  We expect our annual benefit ratio for 2019 to be generally consistent with the level of 2018. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Individual Disability	$98.1	(10.3)%	$109.4
Long-term Care	163.0	1.1	161.3
All Other	2.4	(7.7)	2.6
Total Premium Income	263.5	(3.6)	273.3
Net Investment Income	346.6	2.6	337.7
Other Income	18.0	(5.3)	19.0
Total	628.1	(0.3)	630.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	539.4	(0.3)	541.0
Commissions	20.6	(3.3)	21.3
Interest and Debt Expense	1.6	(5.9)	1.7
Other Expenses	35.5	(4.3)	37.1
Total	597.1	(0.7)	601.1

Adjusted Operating Income	$31.0	7.3	$28.9

Interest Adjusted Loss Ratios:
Individual Disability	80.1%		77.1%
Long-term Care	88.5%		96.6%

Operating Ratios (% of Premium Income):
Other Expense Ratio	13.5%		13.6%
Adjusted Operating Income Ratio	11.8%		10.6%

Persistency:
Individual Disability	88.1%		89.3%
Long-term Care	95.6%		95.7%

Premium income for individual disability decreased in the first quarter of 2019 compared to the same period of 2018 due to policy terminations and maturities. Premium income for long-term care was slightly higher compared to the prior year, with rate increases mostly offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings. In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was higher in the first quarter of 2019 relative to the same period of 2018 due to a higher level of invested assets, partially offset by lower miscellaneous investment income. Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

Individual disability benefits experience in the first quarter of 2019 compared to the same period of 2018 was driven by less favorable mortality experience and average new claim size. Long-term care benefits experience in the first quarter of 2019 was not comparable to the same period of 2018 due to the previously discussed update in our assumptions during the third quarter of 2018, but was consistent with our expectations. The interest adjusted loss ratio for the period subsequent to the update in our assumptions was 86.4 percent.

The other expense ratio in the first quarter of 2019 was generally consistent with the same period of 2018.

Segment Outlook

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
Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2019	% Change	2018
Adjusted Operating Revenue
Net Investment Income	$4.3	(21.8)%	$5.5
Other Income	—	(100.0)	1.2
Total	4.3	(35.8)	6.7

Interest and Other Expenses	49.7	5.7	47.0

Adjusted Operating Loss	$(45.4)	(12.7)	$(40.3)

Net investment income was lower in the first quarter of 2019 relative to the same period of 2018 due to a lower level of invested assets, partially offset by an increase in the yield on invested assets.

Interest and other expenses were higher in the first quarter of 2019 relative to the same period of 2018 due primarily to a higher level of outstanding debt, a higher overall rate of interest, and higher pension costs.

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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2019

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,029.8	$185.1	$606.6	$23.7	$2,423.2	$208.8
Capital Goods	4,317.1	364.9	775.2	28.6	3,541.9	393.5
Communications	2,941.8	337.2	398.2	20.9	2,543.6	358.1
Consumer Cyclical	1,551.7	113.4	255.5	9.1	1,296.2	122.5
Consumer Non-Cyclical	6,646.8	494.0	1,559.5	89.7	5,087.3	583.7
Energy	4,698.5	492.2	528.4	38.4	4,170.1	530.6
Financial Institutions	3,258.8	251.7	361.2	7.7	2,897.6	259.4
Mortgage/Asset-Backed	1,556.1	82.5	185.4	2.0	1,370.7	84.5
Sovereigns	1,007.7	185.6	54.7	3.0	953.0	188.6
Technology	1,774.5	69.5	272.4	10.0	1,502.1	79.5
Transportation	2,159.1	208.4	328.0	9.9	1,831.1	218.3
U.S. Government Agencies and Municipalities	4,386.2	521.0	236.9	4.3	4,149.3	525.3
Public Utilities	7,454.5	1,002.9	501.1	24.5	6,953.4	1,027.4
Total	$44,782.6	$4,308.4	$6,063.1	$271.8	$38,719.5	$4,580.2

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of March 31, 2019 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2019. The decrease in the unrealized loss on fixed maturity securities during the first quarter of 2019 was due primarily to a decrease in credit spreads and U.S. Treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019	2018
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$3.0	$52.1	$25.9	$56.0	$79.8
> 90 <= 180 days	3.4	36.0	61.7	149.1	40.5
> 180 <= 270 days	7.4	90.2	158.2	40.3	30.5
> 270 days <= 1 year	24.0	200.0	43.9	38.8	—
> 1 year <= 2 years	97.0	94.5	95.7	51.3	44.8
> 2 years <= 3 years	27.1	50.5	9.7	2.0	2.9
> 3 years	0.7	1.7	1.9	1.2	0.2
Sub-total	162.6	525.0	397.0	338.7	198.7

Fair Value < 70% >= 40% of Amortized Cost

<=90 days	—	1.6	—	—	—
> 90 <= 180 days	1.6	—	—	—	—
> 180 <= 270 days	—	—	—	13.9	—
> 270 days <= 1 year	—	—	14.2	—	—
> 1 year <= 2 years	11.1	2.9	—	—	—
Sub-total	12.7	4.5	14.2	13.9	—

Total	$175.3	$529.5	$411.2	$352.6	$198.7

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019	2018
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$1.0	$39.7	$2.3	$6.4	$19.8
> 90 <= 180 days	2.1	19.0	6.9	29.3	13.6
> 180 <= 270 days	3.8	11.1	19.5	14.8	2.9
> 270 days <= 1 year	1.3	52.8	11.5	4.7	—
> 1 year <= 2 years	29.1	27.1	13.8	10.3	10.5
> 2 years <= 3 years	10.6	4.8	1.9	9.5	13.1
> 3 years	28.8	31.6	24.4	22.5	26.6
Sub-total	76.7	186.1	80.3	97.5	86.5

Fair Value < 70% >= 40% of Amortized Cost

> 1 year <= 2 years	—	0.7	—	—	—
> 2 years <= 3 years	—	11.3	—	5.0	7.9
> 3 years	7.2	17.8	5.1	—	—
Sub-total	7.2	29.8	5.1	5.0	7.9

Fair Value <= 40% of Amortized Cost

> 3 years	12.6	11.0	—	—	—
Sub-total	12.6	11.0	—	—	—

Total	$96.5	$226.9	$85.4	$102.5	$94.4

At March 31, 2019, we held two below-investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. One security is related to a global pharmaceutical company and had a fair value of $66.0 million and a gross unrealized loss of $11.0 million. The other security is related to a U.S. based oil and natural gas producer and had a fair value of $3.4 million and a gross unrealized loss of $12.6 million. We intend to and have the ability to continue to hold these securities to maturity and believe that the declines in fair value are temporary.

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed-maturity securities during the first quarters of 2019 or 2018, nor did we have individual realized investment losses of $10.0 million or greater from other-than-temporary impairments

At March 31, 2019, our mortgage/asset-backed securities had an average life of 6.09 years, effective duration of 4.95 years, and a weighted average credit rating of Aaa. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

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

As of March 31, 2019, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,247.3 million and $3,233.9 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

Our mortgage loan portfolio was $2,206.6 million and $2,295.0 million on an amortized cost basis at March 31, 2019 and December 31, 2018, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. We believe our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low relative to the industry. We held no impaired mortgage loans at March 31, 2019. We held one impaired mortgage loan at December 31, 2018 with a net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. During the first quarter of 2019, the impaired mortgage loan was settled, and we recognized an additional loss of $0.1 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At March 31, 2019, we had no credit exposure on derivatives. We held $20.2 million of cash collateral from our counterparties at March 31, 2019. The carrying value of fixed maturity securities posted as collateral to our counterparties was $33.5 million at March 31, 2019. We had no cash collateral posted to our counterparties at March 31, 2019. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $32.6 million and $36.0 million on a fair value basis at March 31, 2019 and December 31, 2018, respectively.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018, and Notes 4 and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses. Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of March 31, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $594 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity date of 4.8 years. Short-term investments consisted primarily of commercial paper.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Future amounts repatriated from our foreign subsidiaries are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2018 and authorizes the repurchase of up to $750 million of common stock through November 2019, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. During the first three months of 2019, we repurchased 2.7 million shares at a cost of approximately $100 million. The dollar value of shares remaining under the current repurchase program was approximately $400 million at March 31, 2019. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2019 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the first three months of 2019, we made contributions of $20.0 million and £0.8 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $55 million and £2 million during the remainder of 2019. We do not expect to make contributions to our U.S. or U.K. qualified defined benefit pension plans during 2019. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our long-term debt balance at March 31, 2019 was $2,958.7 million, net of deferred debt issuance costs of $29.8 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $15.0 million in the first three months of 2019.

On April 29, 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2019, letters of credit totaling $2.1 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also on April 29, 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations.

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our compliance with our debt covenants and remain in compliance. Our credit facilities include financial covenants that place limitations on our leverage ratio and consolidated net worth. The credit facilities also include covenants that limit subsidiary indebtedness. We have not observed any current trends that would cause a breach of any of our debt or credit facility covenants. See Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2018 for further discussion.

Commitments

At March 31, 2019, we had unfunded unconditional commitments of $2.3 million to fund tax credit partnership investments and $14.7 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $138.5 million to fund certain investments in private placement fixed maturity securities, $365.0 million to fund certain private equity partnerships, and $12.8 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018. During the first three months of 2019, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had a de minimis amount of securities lending agreements outstanding at March 31, 2019 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first three months of 2019 was de minimis, and the maximum amount outstanding at any month end was $0.1 million. In addition, at March 31, 2019, we had $146.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2019 was $182.6 million, and the maximum amount outstanding at any month end was $220.3 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at March 31, 2019, nor did we utilize any repurchase agreements during the first three months of 2019. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of March 31, 2019, we owned $19.1 million of FHLB common stock and had no outstanding advances from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2019	2018
Net Cash Provided by Operating Activities	$516.8	$299.9
Net Cash Provided (Used) by Investing Activities	(365.2)	119.3
Net Cash Used by Financing Activities	(183.5)	(187.7)
Net Increase (Decrease) in Cash and Bank Deposits	$(31.9)	$231.5
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

During each of the first three months of 2019 and 2018, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first quarters of 2019 and 2018 was $100.0 million and $105.7 million, respectively, with a portion of the cash used in the first quarter of 2018 related to the settlement of amounts due on shares purchased in the fourth quarter of 2017. During the first three months of 2019 and 2018, we paid dividends of $55.7 million and $52.4 million, respectively, to holders of Unum Group's common stock.

See Notes 10 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Debt" contained in this Item 2 for further information.

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
NR = not rated

We maintain an ongoing dialogue with the four rating agencies that evaluate us in order to inform them of progress we are making regarding our strategic objectives and financial plans as well as other pertinent issues. A significant component of our communications involves our annual review meeting with each of the four agencies. We hold other meetings throughout the year regarding our business, including, but not limited to, quarterly updates. There have been no changes in any of the rating agencies' outlook statements or ratings during 2019 prior to the date of this filing.

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

See our annual report on Form 10-K for the year ended December 31, 2018 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2018. During the first three months of 2019, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the first quarter of 2019:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2019	—	$—	—	$499,965,321
February 1 - February 28, 2019	746,300	37.43	746,300	472,028,828
March 1 - March 31, 2019	1,977,480	36.44	1,977,480	399,965,353
Total	2,723,780		2,723,780

(1)	The average price paid per share excludes the cost of commissions.

(2)	In May 2018, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 24, 2019.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Unum Group, effective February 19, 2019 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on February 22, 2019).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial statements from Unum Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 1, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 1, 2019	By:	/s/ John F. McGarry
John F. McGarry
Executive Vice President and Chief Financial Officer
Date: May 1, 2019	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer