Form 10-Q
period 2019-09-30
Unum Group
filed 2019-10-30
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
 Commission file number 1-11294
Unum Group
(Exact name of registrant as specified in its charter)

Delaware	62-1598430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Fountain Square
Chattanooga, Tennessee 37402
(address of principal executive offices and zip code)
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

206,268,474 shares of the registrant's common stock were outstanding as of October 28, 2019.

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
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $40,789.7; $40,275.2)	$47,435.0	$43,011.7
Mortgage Loans	2,321.7	2,295.0
Policy Loans	3,763.6	3,729.9
Other Long-term Investments	752.3	702.9
Short-term Investments	1,312.8	968.1
Total Investments	55,585.4	50,707.6

Other Assets
Cash and Bank Deposits	77.0	94.0
Accounts and Premiums Receivable	1,675.8	1,615.5
Reinsurance Recoverable	4,807.2	4,662.4
Accrued Investment Income	695.8	690.6
Deferred Acquisition Costs	2,307.6	2,309.4
Goodwill	348.6	350.3
Property and Equipment	568.3	546.9
Deferred Income Tax	—	109.9
Other Assets	890.0	789.0

Total Assets	$66,955.7	$61,875.6

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	September 30	December 31
	2019	2018
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,720.5	$1,695.7
Reserves for Future Policy and Contract Benefits	48,060.8	44,841.9
Unearned Premiums	408.2	363.3
Other Policyholders’ Funds	1,588.6	1,594.8
Income Tax Payable	224.0	24.0
Deferred Income Tax	64.1	—
Short-term Debt	399.7	—
Long-term Debt	3,037.6	2,971.3
Other Liabilities	1,820.6	1,762.8

Total Liabilities	57,324.1	53,253.8

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,751,664 and 305,104,548 shares	30.6	30.5
Additional Paid-in Capital	2,342.3	2,321.7
Accumulated Other Comprehensive Loss	(153.2)	(814.2)
Retained Earnings	10,491.5	9,863.1
Treasury Stock - at cost: 99,523,062 and 90,551,513 shares	(3,079.6)	(2,779.3)

Total Stockholders' Equity	9,631.6	8,621.8

Total Liabilities and Stockholders' Equity	$66,955.7	$61,875.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,331.2	$2,251.8	$7,013.0	$6,722.8
Net Investment Income	599.4	619.2	1,819.0	1,845.1
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(20.8)	—	(20.8)	(1.0)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(5.4)	6.7	(11.6)	2.9
Net Realized Investment Gain (Loss)	(26.2)	6.7	(32.4)	1.9
Other Income	55.6	50.1	164.7	147.9
Total Revenue	2,960.0	2,927.8	8,964.3	8,717.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,871.5	2,578.9	5,614.9	6,190.9
Commissions	277.9	276.8	852.4	832.6
Interest and Debt Expense	46.1	42.7	130.8	125.3
Cost Related to Early Retirement of Debt	25.2	—	25.2	—
Deferral of Acquisition Costs	(160.6)	(166.8)	(504.6)	(501.8)
Amortization of Deferred Acquisition Costs	146.3	136.9	468.5	428.6
Compensation Expense	226.5	224.2	676.9	666.1
Other Expenses	227.7	212.9	695.5	657.9
Total Benefits and Expenses	2,660.6	3,305.6	7,959.6	8,399.6

Income (Loss) Before Income Tax Expense (Benefit)	299.4	(377.8)	1,004.7	318.1

Income Tax Expense (Benefit)
Current	42.3	2.7	170.6	172.7
Deferred	15.1	(95.8)	30.0	(128.9)
Total Income Tax Expense (Benefit)	57.4	(93.1)	200.6	43.8

Net Income (Loss)	$242.0	$(284.7)	$804.1	$274.3

Net Income (Loss) Per Common Share
Basic	$1.16	$(1.30)	$3.81	$1.24
Assuming Dilution	$1.16	$(1.30)	$3.81	$1.24

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Net Income (Loss)	$242.0	$(284.7)	$804.1	$274.3

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain (Loss) on Securities Before Adjustment (net of tax expense (benefit) of $209.5; $(80.6); $815.6; $(525.0))	800.4	(305.0)	3,093.2	(1,982.1)
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(172.6); $(69.8); $(619.3); $276.1)	(665.2)	(260.2)	(2,358.7)	1,051.1
Change in Net Gain on Hedges (net of tax benefit of $3.7; $4.4; $12.3; $8.3)	(13.7)	(16.8)	(46.3)	(32.3)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.8; $-; $1.2; $(0.3))	(37.6)	(15.2)	(40.0)	(29.5)
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $0.8; $1.3; $2.8; $4.0)	5.4	4.9	12.8	14.3
Total Other Comprehensive Income (Loss)	89.3	(592.3)	661.0	(978.5)

Comprehensive Income (Loss)	$331.3	$(877.0)	$1,465.1	$(704.2)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Common Stock
Balance at Beginning of Period	$30.6	$30.5	$30.5	$30.5
Common Stock Activity	—	—	0.1	—
Balance at End of Period	30.6	30.5	30.6	30.5

Additional Paid-in Capital
Balance at Beginning of Period	2,335.6	2,308.6	2,321.7	2,303.3
Common Stock Activity	6.7	5.7	20.6	11.0
Balance at End of Period	2,342.3	2,314.3	2,342.3	2,314.3

Accumulated Other Comprehensive Loss
Balance at Beginning of Period	(242.5)	(276.2)	(814.2)	127.5
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	—	(17.5)
Balance at Beginning of Period, as Adjusted	(242.5)	(276.2)	(814.2)	110.0
Other Comprehensive Income (Loss)	89.3	(592.3)	661.0	(978.5)
Balance at End of Period	(153.2)	(868.5)	(153.2)	(868.5)

Retained Earnings
Balance at Beginning of Period	10,308.9	10,012.4	9,863.1	9,542.2
Adjustment to Adopt Accounting Standard Update - Note 2	—	—	(3.4)	14.5
Balance at Beginning of Period, as Adjusted	10,308.9	10,012.4	9,859.7	9,556.7
Net Income (Loss)	242.0	(284.7)	804.1	274.3
Dividends to Stockholders (per common share: $0.285; $0.260; $0.805; $0.720)	(59.4)	(56.9)	(172.3)	(160.2)
Balance at End of Period	10,491.5	9,670.8	10,491.5	9,670.8

Treasury Stock
Balance at Beginning of Period	(2,979.5)	(2,628.9)	(2,779.3)	(2,428.6)
Purchases of Treasury Stock	(100.1)	—	(300.3)	(200.3)
Balance at End of Period	(3,079.6)	(2,628.9)	(3,079.6)	(2,628.9)

Total Stockholders' Equity at End of Period	$9,631.6	$8,518.2	$9,631.6	$8,518.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Nine Months Ended September 30
	2019	2018
	(in millions of dollars)

Cash Flows from Operating Activities
Net Income	$804.1	$274.3
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	7.1	(90.6)
Change in Deferred Acquisition Costs	(36.1)	(73.2)
Change in Insurance Reserves and Liabilities	302.6	1,101.6
Change in Income Taxes	215.3	(106.9)
Change in Other Accrued Liabilities	(29.9)	25.0
Non-cash Components of Net Investment Income	(178.9)	(120.9)
Net Realized Investment Gain (Loss)	32.4	(1.9)
Depreciation	82.6	74.9
Other, Net	57.6	1.2
Net Cash Provided by Operating Activities	1,256.8	1,083.5

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	862.5	456.2
Proceeds from Maturities of Fixed Maturity Securities	1,392.3	2,234.9
Proceeds from Sales and Maturities of Other Investments	272.0	350.6
Purchases of Fixed Maturity Securities	(2,866.9)	(2,840.0)
Purchases of Other Investments	(354.9)	(448.5)
Net Purchases of Short-term Investments	(306.2)	(87.0)
Net Decrease in Payables for Collateral on Investments	(97.5)	(158.0)
Net Purchases of Property and Equipment	(107.5)	(95.6)
Other, Net	0.3	—
Net Cash Used by Investing Activities	(1,205.9)	(587.4)

Cash Flows from Financing Activities
Short-term Debt Repayments	—	(200.0)
Issuance of Long-term Debt	841.9	290.7
Long-term Debt Repayments	(381.5)	(45.0)
Cost Related to Early Retirement of Debt	(24.1)	—
Issuance of Common Stock	4.7	3.6
Repurchase of Common Stock	(297.2)	(205.8)
Dividends Paid to Stockholders	(170.3)	(160.2)
Other, Net	(41.4)	(42.6)
Net Cash Used by Financing Activities	(67.9)	(359.3)

Net Increase (Decrease) in Cash and Bank Deposits	(17.0)	136.8

Cash and Bank Deposits at Beginning of Year	94.0	77.4

Cash and Bank Deposits at End of Period	$77.0	$214.2

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
September 30, 2019
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
September 30, 2019
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
Unum Group and Subsidiaries
September 30, 2019
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
The adoption of this update will result in the recognition of an allowance for expected credit losses on these applicable balances, with a corresponding immaterial cumulative-effect decrease to retained earnings. The adoption of this update will also expand our disclosures and modify the presentation of certain line items in our financial statements.

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
September 30, 2019
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
		December 31, 2020	The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

* The Financial Accounting Standards Board (FASB) has ratified a one-year deferral of the effective date to January 1, 2022 and is expected to issue a final amendment later in 2019.
January 1, 2021*
We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2019, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2018.

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
Audited financial statements

Foreign Governments
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
Non-binding broker quotes
Call provisions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

Public Utilities
Valuation Method	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	Audited financial statements	Change in benchmark reference
	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Volatility of credit
	Transactional data for new issuances and secondary trades	Lack of marketability
Security cash flows and structures
Recent issuance / supply
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies

Mortgage/Asset-Backed Securities
Valuation Method	Principally the market and income approaches	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
	Non-binding broker quotes	Prices obtained from external pricing services
Security cash flows and structures
Underlying collateral
Prepayment speeds/loan performance/delinquencies
Relevant reports issued by analysts and rating agencies
Audited financial statements

All Other Corporate Bonds
Valuation Method	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	Prices obtained from external pricing services	Change in benchmark reference

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

All Other Corporate Bonds - Continued
	Non-binding broker quotes	Discount for size - illiquidity
	Benchmark yields	Volatility of credit
	Transactional data for new issuances and secondary trades	Lack of marketability
	Security cash flows and structures	Prices obtained from external pricing services
Recent issuance / supply
Security and issuer level spreads
Security creditor ratings/maturity/capital structure/optionality
Public covenants
Comparative bond analysis
Relevant reports issued by analysts and rating agencies
Audited financial statements

Redeemable Preferred Stocks
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Non-binding broker quotes	Financial statement analysis
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
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The management of our investment portfolio includes establishing pricing policy and reviewing the reasonableness of sources and inputs used in developing pricing. We review all prices that vary between multiple pricing vendors by a threshold that is outside a normal market range for the asset type.  In the event we receive a vendor's market price that does not appear reasonable based on our comparative analysis, we may challenge the price and request further information about the assumptions and methodologies used by the vendor to price the security. We may change the vendor price based on a better data source such as an actual trade. We also review all prices that did not change from the prior month to ensure that these prices are within our expectations. The overall valuation process for determining fair values may include adjustments to valuations obtained from our pricing sources when they do not represent a valid exit price. These adjustments may be made when, in our judgment and considering our knowledge of the financial conditions and industry in which the issuer operates, certain features of the financial instrument require that an adjustment be made to the value originally obtained from our pricing sources. These features may include the complexity of the financial instrument, the market in which the financial instrument is traded, counterparty credit risk, credit structure, concentration, or liquidity. Additionally, an adjustment to the price derived from a model typically reflects our judgment of the inputs that other participants in the market for the financial instrument being measured at fair value would consider in pricing that same financial instrument. In the event an asset is sold, we test the validity of the fair value determined by our valuation techniques by comparing the selling price to the fair value determined for the asset in the immediately preceding month end reporting period.
Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

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

At September 30, 2019, 19.7 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

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

•
9.0 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•
4.0 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		September 30, 2019
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$172.0	Not redeemable	$205.7
		32.3	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	6.2
Total Private Credit		204.3		211.9

Private Equity	(b)	151.5	Not redeemable	166.5

Real Assets	(c)	171.2	Not redeemable	134.1
		30.4	Quarterly / 90 days notice	25.0
Total Real Assets		201.6		159.1

Total Partnerships		$557.4		$537.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

(a)
Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of September 30, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 58 percent in the next 3 years, 31 percent during the period from 3 to 5 years, 8 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(b)
Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of September 30, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 36 percent in the next 3 years, 7 percent during the period from 3 to 5 years, 55 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)
Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  Unless specifically disclosed in the table above, these limited partnerships do not allow for redemptions. As of September 30, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 1 percent in the next 3 years, 20 percent during period from 3 to 5 years, 71 percent during the period from 5 to 10 years, and 8 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The following tables present information about assets and liabilities measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	September 30, 2019
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$210.8	$1,636.7	$—	$—	$1,847.5
States, Municipalities, and Political Subdivisions	—	2,935.6	13.1	—	2,948.7
Foreign Governments	—	1,019.9	31.9	—	1,051.8
Public Utilities	453.9	7,265.6	96.2	—	7,815.7
Mortgage/Asset-Backed Securities	—	1,452.0	61.2	—	1,513.2
All Other Corporate Bonds	8,689.2	23,107.2	421.7	—	32,218.1
Redeemable Preferred Stocks	—	40.0	—	—	40.0
Total Fixed Maturity Securities	9,353.9	37,457.0	624.1	—	47,435.0

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	34.7	—	—	34.7
Credit Default Swaps	—	0.2	—	—	0.2
Total Derivatives	—	34.9	—	—	34.9
Equity Securities	—	27.8	4.6	—	32.4
Private Equity Partnerships	—	—	—	557.4	557.4
Total Other Long-term Investments	—	62.7	4.6	557.4	624.7
Total Financial Instrument Assets Carried at Fair Value	$9,353.9	$37,519.7	$628.7	$557.4	$48,059.7

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps and Forwards	$—	$1.1	$—	$—	$1.1
Foreign Exchange Contracts	—	32.8	—	—	32.8
Embedded Derivative in Modified Coinsurance Arrangement	—	—	37.5	—	37.5
Total Derivatives	—	33.9	37.5	—	71.4
Total Financial Instrument Liabilities Carried at Fair Value	$—	$33.9	$37.5	$—	$71.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2019
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Period	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$—	$13.1	$—	$—	$—	$13.1
Foreign Governments	31.9	—	—	—	—	—	—	31.9
Public Utilities	189.1	—	3.6	—	—	84.2	(180.7)	96.2
Mortgage/Asset-Backed Securities	—	—	(0.8)	—	—	62.0	—	61.2
All Other Corporate Bonds	1,014.1	—	2.7	19.8	(1.4)	76.5	(690.0)	421.7
Redeemable Preferred Stocks	—	—	—	—	—	—	—	—
Total Fixed Maturity Securities	1,235.1	—	5.5	32.9	(1.4)	222.7	(870.7)	624.1

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(26.4)	(11.1)	—	—	—	—	—	(37.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

	Nine Months Ended September 30, 2019
		Total Realized and Unrealized Investment Gains (Losses) Included in				Level 3 Transfers
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Into	Out of	Fair Value End of Period
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$—	$13.1	$—	$—	$—	$13.1
Foreign Governments	31.4	—	0.5	—	—	—	—	31.9
Public Utilities	84.7	—	0.8	—	—	87.5	(76.8)	96.2
Mortgage/Asset-Backed Securities	—	—	(1.2)	—	—	62.4	—	61.2
All Other Corporate Bonds	1,495.8	—	15.5	35.2	(48.6)	146.5	(1,222.7)	421.7
Redeemable Preferred Stocks	21.1	—	—	—	—	—	(21.1)	—
Total Fixed Maturity Securities	1,633.0	—	15.6	48.3	(48.6)	296.4	(1,320.6)	624.1

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	(6.4)	—	—	—	—	—	(37.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at period end were $(11.1) million and $(6.4) million for the three and nine months ended September 30, 2019, respectively, and $6.1 million and $2.1 million for the three and nine months ended September 30, 2018, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

	September 30, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$120.5	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	8.64% - 8.64% / 8.64% 0.35% - 0.50% / 0.42% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(37.5)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

	December 31, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$148.5	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	0.25% - 0.25% / 0.25% 0.25% - 10.99% / 1.00% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

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
September 30, 2019
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,476.9 million and $3,449.3 million as of September 30, 2019 and December 31, 2018, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

Miscellaneous Long-term Investments: Carrying amounts for tax credit partnerships equal the unamortized balance of our contractual commitments and approximate fair value. Our shares of Federal Home Loan Bank (FHLB) common stock are carried at cost, which approximates fair value.

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
September 30, 2019
Note 3 - Fair Values of Financial Instruments - Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2019
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,491.6	$—	$2,491.6	$2,321.7
Policy Loans	—	—	3,899.3	3,899.3	3,763.6
Other Long-term Investments
Miscellaneous Long-term Investments	—	18.5	66.5	85.0	85.0
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,510.1	$3,965.8	$6,475.9	$6,170.3

Liabilities
Long-term Debt	$2,588.0	$763.6	$—	$3,351.6	$3,037.6
Other Liabilities
Unfunded Commitments	—	2.0	—	2.0	2.0
Total Financial Instrument Liabilities Not Carried at Fair Value	$2,588.0	$765.6	$—	$3,353.6	$3,039.6

	December 31, 2018
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,317.4	$—	$2,317.4	$2,295.0
Policy Loans	—	—	3,831.1	3,831.1	3,729.9
Other Long-term Investments
Miscellaneous Long-term Investments	—	24.1	91.5	115.6	115.6
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,341.5	$3,922.6	$6,264.1	$6,140.5

Liabilities
Long-term Debt	$1,429.8	$1,639.4	$—	$3,069.2	$2,971.3
Payables for Collateral on Investments
FHLB Funding Agreements	—	104.0	—	104.0	104.0
Other Liabilities
Unfunded Commitments	—	2.3	—	2.3	2.3
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,429.8	$1,745.7	$—	$3,175.5	$3,077.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

Note 4 - Investments

Fixed Maturity Securities

At September 30, 2019 and December 31, 2018, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,652.7	$195.1	$0.3	$1,847.5
States, Municipalities, and Political Subdivisions	2,415.7	534.3	1.3	2,948.7
Foreign Governments	812.4	239.8	0.4	1,051.8
Public Utilities	6,424.8	1,396.6	5.7	7,815.7
Mortgage/Asset-Backed Securities	1,406.7	106.7	0.2	1,513.2
All Other Corporate Bonds	28,038.4	4,290.1	110.4	32,218.1
Redeemable Preferred Stocks	39.0	1.0	—	40.0
Total Fixed Maturity Securities	$40,789.7	$6,763.6	$118.3	$47,435.0

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,702.1	$123.2	$10.9	$1,814.4
States, Municipalities, and Political Subdivisions	2,121.5	307.1	4.4	2,424.2
Foreign Governments	825.8	162.7	4.8	983.7
Public Utilities	6,626.2	850.0	63.4	7,412.8
Mortgage/Asset-Backed Securities	1,523.8	67.2	8.3	1,582.7
All Other Corporate Bonds	27,436.8	1,981.6	664.4	28,754.0
Redeemable Preferred Stocks	39.0	1.1	0.2	39.9
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$756.4	$43,011.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	September 30, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$89.7	$0.3	$—	$—
States, Municipalities, and Political Subdivisions	134.4	1.3	—	—
Foreign Governments	3.8	0.4	—	—
Public Utilities	120.8	2.9	12.9	2.8
Mortgage/Asset-Backed Securities	12.4	0.2	3.1	—
All Other Corporate Bonds	499.3	34.3	471.0	76.1
Total Fixed Maturity Securities	$860.4	$39.4	$487.0	$78.9

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$68.8	$1.7	$212.5	$9.2
States, Municipalities, and Political Subdivisions	183.2	2.1	65.0	2.3
Foreign Governments	58.4	3.8	12.0	1.0
Public Utilities	740.1	31.3	325.7	32.1
Mortgage/Asset-Backed Securities	81.5	1.2	201.6	7.1
All Other Corporate Bonds	9,240.2	462.2	1,704.9	202.2
Redeemable Preferred Stocks	18.8	0.2	—	—
Total Fixed Maturity Securities	$10,391.0	$502.5	$2,521.7	$253.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	September 30, 2019
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,286.5	$17.7	$1,294.0	$1.2	$9.0
Over 1 year through 5 years	5,942.5	445.8	6,081.9	47.3	259.1
Over 5 years through 10 years	13,503.9	1,716.1	14,727.8	25.3	466.9
Over 10 years	18,650.1	4,477.3	22,486.2	44.3	596.9
	39,383.0	6,656.9	44,589.9	118.1	1,331.9
Mortgage/Asset-Backed Securities	1,406.7	106.7	1,497.7	0.2	15.5
Total Fixed Maturity Securities	$40,789.7	$6,763.6	$46,087.6	$118.3	$1,347.4

	December 31, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,073.3	$14.5	$1,020.1	$8.4	$59.3
Over 1 year through 5 years	6,267.5	300.6	5,186.9	80.2	1,301.0
Over 5 years through 10 years	12,573.4	795.0	6,812.7	303.9	6,251.8
Over 10 years	18,837.2	2,315.6	15,779.7	355.6	5,017.5
	38,751.4	3,425.7	28,799.4	748.1	12,629.6
Mortgage/Asset-Backed Securities	1,523.8	67.2	1,299.6	8.3	283.1
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$30,099.0	$756.4	$12,912.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of September 30, 2019:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$44,372.4	$6,609.3	$17.7	15.0%
Below-Investment-Grade	3,062.6	154.3	100.6	85.0
Total Fixed Maturity Securities	$47,435.0	$6,763.6	$118.3	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At September 30, 2019, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

As of September 30, 2019, we held 79 individual investment-grade fixed maturity securities and 52 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 13 investment-grade fixed maturity securities and 33 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

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

We held no fixed maturity securities as of September 30, 2019 or December 31, 2018 for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

At September 30, 2019, we had commitments of $173.6 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of September 30, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $623.9 million, comprised of $66.5 million of tax credit partnerships and $557.4 million of private equity partnerships. At December 31, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $575.3 million, comprised of $91.5 million of tax credit partnerships and $483.8 million of private equity partnerships. These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Income Tax Credits	$9.5	$10.4	$28.3	$31.1
Amortization, net of tax	(6.1)	(7.1)	(19.0)	(21.1)
Income Tax Benefit	$3.4	$3.3	$9.3	$10.0

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $2.0 million of unfunded unconditional commitments at September 30, 2019. See Note 3 for commitments to fund private equity partnerships.

We are the sole beneficiary of a special purpose entity which is consolidated in our financial statements.  This entity is a securitized asset trust containing a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There are no restrictions on the asset held in this trust, and the trust is free to dispose of the asset at any time.  The fair values of the bond were $159.9 million and $156.7 million as of September 30, 2019 and December 31, 2018, respectively.  The bond is reported as a component of fixed maturity securities in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

	September 30, 2019		December 31, 2018
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$535.4	23.1%	$491.0	21.4%
Industrial	608.1	26.2	635.6	27.7
Office	561.5	24.2	604.2	26.3
Retail	568.7	24.5	519.5	22.6
Other	48.0	2.0	44.7	2.0
Total	$2,321.7	100.0%	$2,295.0	100.0%

Region
New England	$40.7	1.8%	$45.9	2.0%
Mid-Atlantic	170.0	7.3	160.6	7.0
East North Central	290.1	12.5	354.4	15.4
West North Central	217.3	9.3	190.3	8.3
South Atlantic	527.2	22.7	485.2	21.1
East South Central	115.2	5.0	105.5	4.6
West South Central	222.3	9.6	240.6	10.5
Mountain	262.9	11.3	242.7	10.6
Pacific	476.0	20.5	469.8	20.5
Total	$2,321.7	100.0%	$2,295.0	100.0%

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
September 30, 2019
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

Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	September 30, 2019	December 31, 2018
	(in millions of dollars)
Internal Rating
A	$386.5	$477.5
BBB	1,935.2	1,814.1
BB	—	3.4
Total	$2,321.7	$2,295.0

Loan-to-Value Ratio
<= 65%	$1,118.7	$1,204.8
> 65% <= 75%	1,163.9	1,049.1
> 75% <= 85%	—	11.8
> 85%	39.1	29.3
Total	$2,321.7	$2,295.0

There were no troubled debt restructurings during the three and nine months ended September 30, 2019. We had one mortgage loan which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. At time of restructuring, we recorded an allowance for credit losses on mortgage loans and recognized an impairment loss of $0.2 million in the second quarter of 2018. The payoff of the loan did not occur in September 2018 and the loan was considered impaired as of December 31, 2018. The loan was settled during the first quarter of 2019 resulting in an additional loss of $0.1 million. At September 30, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

Our average investment in impaired mortgage loans was zero and $0.8 million for the three and nine months ended September 30, 2019, respectively. Our average investment in impaired mortgage loans was $1.1 million for the three and nine months ended September 30, 2018. We did not recognize any interest income on mortgage loans subsequent to impairment during the three and nine months ended September 30, 2019 or 2018.

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

At September 30, 2019, we had commitments of $16.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

As of September 30, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $153.6 million, for which we received collateral in the form of cash and securities of $1.8 million and $158.1 million, respectively. As of December 31, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $164.1 million, for which we received collateral in the form of cash and securities of $0.1 million and $171.4 million, respectively. We had no outstanding repurchase agreements at September 30, 2019 or December 31, 2018.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	September 30, 2019	December 31, 2018
	Overnight and Continuous
	(in millions of dollars)
Public Utilities	$0.1	$—
All Other Corporate Bonds	1.7	0.1
Total Borrowings	1.8	0.1
Gross Amount of Recognized Liability for Securities Lending Transactions	1.8	0.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	September 30, 2019	December 31, 2018
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$18.5	$24.1
Advances from FHLB	$—	$104.0

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$185.5	$219.8
Commercial Mortgage Loans	175.2	179.9
Total Carrying Value of Collateral Posted to FHLB	$360.7	$399.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

	September 30, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$34.9	$—	$34.9	$(6.1)	$(28.8)	$—
Securities Lending	153.6	—	153.6	(151.8)	(1.8)	—
Total	$188.5	$—	$188.5	$(157.9)	$(30.6)	$—

Financial Liabilities:
Derivatives	$33.9	$—	$33.9	$(32.4)	$—	$1.5
Securities Lending	1.8	—	1.8	(1.8)	—	—
Total	$35.7	$—	$35.7	$(34.2)	$—	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

	December 31, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$30.9	$—	$30.9	$(6.9)	$(24.0)	$—
Securities Lending	164.1	—	164.1	(164.0)	(0.1)	—
Total	$195.0	$—	$195.0	$(170.9)	$(24.1)	$—

Financial Liabilities:
Derivatives	$38.0	$—	$38.0	$(33.2)	$—	$4.8
Securities Lending	0.1	—	0.1	(0.1)	—	—
Total	$38.1	$—	$38.1	$(33.3)	$—	$4.8

Net Investment Income

Net investment income reported in our consolidated statements of operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Fixed Maturity Securities	$546.7	$560.4	$1,656.3	$1,682.7
Derivatives	19.1	16.5	55.0	48.1
Mortgage Loans	25.4	27.9	77.0	84.3
Policy Loans	5.0	4.7	14.5	13.7
Other Long-term Investments
Equity Securities[1]	0.1	1.7	4.8	2.0
Private Equity Partnerships[2]	4.7	10.5	19.5	28.8
Other	0.2	1.4	2.8	5.0
Short-term Investments	8.7	7.9	22.4	17.5
Gross Investment Income	609.9	631.0	1,852.3	1,882.1
Less Investment Expenses	7.3	8.4	23.6	26.8
Less Investment Income on Participation Fund Account Assets	3.2	3.4	9.7	10.2
Net Investment Income	$599.4	$619.2	$1,819.0	$1,845.1

1 The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2019 related to equity securities still held at September 30, 2019 was $0.3 million and $3.3 million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2018 related to equity securities still held at September 30, 2018 was $0.3 million and $0.6 million, respectively.

2 The net unrealized gain (loss) recognized in net investment income for the three and nine months ended September 30, 2019 related to private equity partnerships still held at September 30, 2019 was $(1.1) million and $2.6 million, respectively. The net unrealized gain recognized in net investment income for the three and nine months ended September 30, 2018 related to private equity partnerships still held at September 30, 2018 was $2.7 million and $8.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 4 - Investments - Continued

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$11.3	$4.8	$22.5	$9.4
Gross Losses on Sales	(5.7)	(3.8)	(30.5)	(8.3)
Other-Than-Temporary Impairment Loss	(20.8)	—	(20.8)	(1.0)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.6	0.1	4.5	0.2
Gross Losses on Sales	—	—	(0.1)	—
Impairment Loss	—	(0.6)	—	(0.8)
Embedded Derivative in Modified Coinsurance Arrangement	(11.1)	6.1	(6.4)	2.1
All Other Derivatives	(0.1)	0.2	(0.7)	0.9
Foreign Currency Transactions	(0.4)	(0.1)	(0.9)	(0.6)
Net Realized Investment Gain (Loss)	$(26.2)	$6.7	$(32.4)	$1.9

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

•
Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities or debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a pre-determined price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Our credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.3 million and $0.9 million, at September 30, 2019 and December 31, 2018, respectively. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	September 30, 2019	December 31, 2018
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$28.8	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$30.1	$33.4

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $33.9 million and $38.0 million at September 30, 2019 and December 31, 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at June 30, 2018	$—	$537.4	$250.0	$—	$20.6	$808.0
Additions	—	31.9	—	11.2	—	43.1
Terminations	—	34.6	—	—	20.6	55.2
Balance at September 30, 2018	$—	$534.7	$250.0	$11.2	$—	$795.9

Balance at December 31, 2017	$48.0	$536.5	$250.0	$70.0	$—	$904.5
Additions	—	58.3	—	11.2	47.4	116.9
Terminations	48.0	60.1	—	70.0	47.4	225.5
Balance at September 30, 2018	$—	$534.7	$250.0	$11.2	$—	$795.9

Balance at June 30, 2019	$—	$558.8	$250.0	$10.9	$—	$819.7
Additions	—	22.0	—	—	358.9	380.9
Terminations	—	13.5	—	—	256.0	269.5
Foreign Currency	—	—	—	(0.3)	—	(0.3)
Balance at September 30, 2019	$—	$567.3	$250.0	$10.6	$102.9	$930.8

Balance at December 31, 2018	$—	$538.2	$250.0	$11.0	$—	$799.2
Additions	—	121.6	—	—	382.4	504.0
Terminations	—	92.5	—	—	279.1	371.6
Foreign Currency	—	—	—	(0.4)	(0.4)	(0.8)
Balance at September 30, 2019	$—	$567.3	$250.0	$10.6	$102.9	$930.8

Cash Flow Hedges

As of September 30, 2019 and December 31, 2018, we had $219.4 million and $286.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the third quarter of 2019, we entered into a $350.0 million notional forward benchmark interest rate lock in order to hedge the interest rate risk associated with the cash flows related to the tender offer and early redemption of certain of our debt securities.  We terminated $256.0 million notional of the interest rate lock in the third quarter for the debt securities that were tendered and recognized a loss of $0.6 million that was reported with the $3.8 million tender premium as a cost related to the early retirement of debt in our statement of operations.

As of September 30, 2019, we had $94.0 million notional amount of open forward benchmark interest rate locks to hedge the remainder of debt we redeemed in the fourth quarter of 2019. See Note 13 for further discussion of the tender offer and early redemption of certain of our debt securities.

As of September 30, 2019, we expect to amortize approximately $73.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of September 30, 2019, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of September 30, 2019 and December 31, 2018, we had $199.7 million and $78.1 million respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of September 30, 2019 and December 31, 2018, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges.

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$193.4	$56.2	$(6.7)	$(2.7)

Long-term Debt	$(248.8)	$(244.4)	$0.9	$5.1

For the three and nine months ended September 30, 2019, $(0.6) million and $0.9 million, respectively, of the derivative instruments' gain or loss was excluded from the assessment of hedge effectiveness. For the three and nine months ended September 30, 2018, $1.2 million and $0.2 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of September 30, 2019 and December 31, 2018, we held $148.2 million and $173.7 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.
As of September 30, 2019 and December 31, 2018, we held $10.6 million and $11.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned. As of September 30, 2019, we held $8.9 million notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

We have an embedded derivative in a modified coinsurance arrangement for which we include in our realized investment gains and losses a calculation intended to estimate the value of the option of our reinsurance counterparty to cancel the reinsurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

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

Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	September 30, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Forwards	Other L-T Investments	$—	Other Liabilities	$0.1
Foreign Exchange Contracts	Other L-T Investments	21.7	Other Liabilities	6.6
Total Cash Flow Hedges		21.7		6.7

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	1.0
Foreign Exchange Contracts	Other L-T Investments	12.8	Other Liabilities	3.3
Total Fair Value Hedges		12.8		4.3

Total Designated as Hedging Instruments		$34.5		$11.0

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$0.2	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	0.2	Other Liabilities	22.9
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	37.5
Total Not Designated as Hedging Instruments		$0.4		$60.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30
	2019			2018
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$599.4	$(26.2)	$46.1	$619.2	$6.7	$42.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	74.5	1.7	7.7	75.8	—	8.5
Derivatives Designated as Hedging Instruments	18.8	5.3	0.6	16.7	—	0.6
Foreign Exchange Contracts
Hedged items	3.3	(0.8)	—	4.6	0.4	—
Derivatives Designated as Hedging Instruments	(0.3)	0.7	—	(0.3)	(0.4)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(0.6)	3.5	—	—	3.6
Derivatives Designated as Hedging Instruments	—	0.6	0.6	—	—	0.6
Foreign Exchange Contracts
Hedged items	0.6	(4.8)	—	0.1	(0.3)	—
Derivatives Designated as Hedging Instruments	0.5	4.8	—	0.1	0.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

	Nine Months Ended September 30
	2019			2018
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Operations of Which Hedged Items are Recorded	$1,819.0	$(32.4)	$130.8	$1,845.1	$1.9	$125.3

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	222.0	(1.2)	23.1	230.3	0.1	31.3
Derivatives Designated as Hedging Instruments	54.4	9.3	1.8	49.1	(0.3)	1.7
Foreign Exchange Contracts
Hedged items	11.6	1.1	—	14.3	1.3	—
Derivatives Designated as Hedging Instruments	(0.9)	(1.0)	—	(0.8)	(1.3)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(4.2)	10.7	1.0	2.2	10.8
Derivatives Designated as Hedging Instruments	—	4.2	2.1	(0.5)	(2.2)	1.2
Foreign Exchange Contracts
Hedged items	1.5	(4.0)	—	0.5	(1.7)	—
Derivatives Designated as Hedging Instruments	1.2	4.0	—	0.2	1.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 5 - Derivative Financial Instruments - Continued

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Forwards	$(0.1)	$—	$(0.2)	$(0.1)
Foreign Exchange Contracts	6.7	(10.1)	(4.0)	0.6
Total	$6.6	$(10.1)	$(4.2)	$0.5

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$0.2	$(0.3)	$(0.4)	$(0.3)
Interest Rate Swaps	—	—	—	(0.3)
Foreign Exchange Contracts	(0.2)	0.5	(0.3)	1.5
Embedded Derivative in Modified Coinsurance Arrangement	(11.1)	6.1	(6.4)	2.1
Total	$(11.1)	$6.3	$(7.1)	$3.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 6 - Accumulated Other Comprehensive Loss

Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at June 30, 2019	$286.9	$218.0	$(307.6)	$(439.8)	$(242.5)
Other Comprehensive Income (Loss) Before Reclassifications	118.8	4.3	(37.6)	1.3	86.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	16.4	(18.0)	—	4.1	2.5
Net Other Comprehensive Income (Loss)	135.2	(13.7)	(37.6)	5.4	89.3
Balance at September 30, 2019	$422.1	$204.3	$(345.2)	$(434.4)	$(153.2)

Balance at June 30, 2018	$224.5	$266.8	$(268.8)	$(498.7)	$(276.2)
Other Comprehensive Income (Loss) Before Reclassifications	(564.3)	(4.8)	(15.2)	0.5	(583.8)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.9)	(12.0)	—	4.4	(8.5)
Net Other Comprehensive Income (Loss)	(565.2)	(16.8)	(15.2)	4.9	(592.3)
Balance at September 30, 2018	$(340.7)	$250.0	$(284.0)	$(493.8)	$(868.5)

Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	704.8	0.5	(40.0)	1.5	666.8
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	29.7	(46.8)	—	11.3	(5.8)
Net Other Comprehensive Income (Loss)	734.5	(46.3)	(40.0)	12.8	661.0
Balance at September 30, 2019	$422.1	$204.3	$(345.2)	$(434.4)	$(153.2)

Balance at December 31, 2017	$607.8	$282.3	$(254.5)	$(508.1)	$127.5
Adjustment to Adopt Accounting Standard Update - Note 2	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(930.8)	2.9	(29.5)	1.3	(956.1)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(0.2)	(35.2)	—	13.0	(22.4)
Net Other Comprehensive Income (Loss)	(931.0)	(32.3)	(29.5)	14.3	(978.5)
Balance at September 30, 2018	$(340.7)	$250.0	$(284.0)	$(493.8)	$(868.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 6 - Accumulated Other Comprehensive Loss - Continued

The net unrealized gain (loss) on securities consists of the following components:

				Change at September 30, 2019
	September 30	June 30	December 31	Three Months	Nine Months
	2019	2019	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$6,645.3	$5,635.4	$2,736.5	$1,009.9	$3,908.8
Deferred Acquisition Costs	(64.7)	(57.0)	(27.9)	(7.7)	(36.8)
Reserves for Future Policy and Contract Benefits	(6,334.2)	(5,455.7)	(3,220.3)	(878.5)	(3,113.9)
Reinsurance Recoverable	434.1	385.7	261.4	48.4	172.7
Income Tax	(258.4)	(221.5)	(62.1)	(36.9)	(196.3)
Total	$422.1	$286.9	$(312.4)	$135.2	$734.5

				Change at September 30, 2018
	September 30	June 30	January 1	Three Months	Nine Months
	2018	2018	2018	Ended	Ended
	(in millions of dollars)
Fixed Maturity Securities	$3,158.1	$3,543.7	$5,665.2	$(385.6)	$(2,507.1)
Deferred Acquisition Costs	(31.5)	(34.1)	(51.4)	2.6	19.9
Reserves for Future Policy and Contract Benefits	(3,684.9)	(3,367.1)	(5,094.7)	(317.8)	1,409.8
Reinsurance Recoverable	273.3	288.1	375.8	(14.8)	(102.5)
Income Tax	(55.7)	(206.1)	(304.6)	150.4	248.9
Total	$(340.7)	$224.5	$590.3	$(565.2)	$(931.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 6 - Accumulated Other Comprehensive Loss - Continued

Amounts reclassified from accumulated other comprehensive loss were recognized in our consolidated statements of operations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Net Gain (Loss) on Sales of Securities	$—	$1.2	$(16.8)	$1.3
Other-Than-Temporary Impairment Loss	(20.8)	—	(20.8)	(1.0)
	(20.8)	1.2	(37.6)	0.3
Income Tax Expense (Benefit)	(4.4)	0.3	(7.9)	0.1
Total	$(16.4)	$0.9	$(29.7)	$0.2

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$19.0	$16.4	$54.0	$48.1
Loss on Foreign Exchange Contracts	(0.1)	(0.3)	(0.3)	(0.9)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	4.4	—	8.8	0.2
Gain (Loss) on Foreign Exchange Contracts	0.8	(0.4)	(1.0)	(1.3)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.6)	(0.6)	(1.6)	(1.6)
Loss on Forward	(0.6)	—	(0.6)	—
	22.9	15.1	59.3	44.5
Income Tax Expense	4.9	3.1	12.5	9.3
Total	$18.0	$12.0	$46.8	$35.2

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(4.6)	$(5.6)	$(13.9)	$(16.8)
Amortization of Prior Service Credit	0.1	0.1	0.2	0.2
	(4.5)	(5.5)	(13.7)	(16.6)
Income Tax Benefit	(0.4)	(1.1)	(2.4)	(3.6)
Total	$(4.1)	$(4.4)	$(11.3)	$(13.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses

Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2019	2018
	(in millions of dollars)
Balance at January 1	$23,149.0	$23,222.0
Less Reinsurance Recoverable	2,227.3	2,182.0
Net Balance at January 1	20,921.7	21,040.0

Incurred Related to
Current Year	4,588.9	4,421.9
Prior Years
Interest	793.9	807.2
All Other Incurred	(228.1)	(65.6)
Foreign Currency	(68.3)	(70.2)
Total Incurred	5,086.4	5,093.3

Paid Related to
Current Year	(1,721.3)	(1,589.1)
Prior Years	(3,570.6)	(3,491.2)
Total Paid	(5,291.9)	(5,080.3)

Net Balance at September 30	20,716.2	21,053.0
Plus Reinsurance Recoverable	2,241.8	2,204.0
Balance at September 30	$22,958.0	$23,257.0

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
September 30, 2019
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

"Incurred Related to Prior Years - All Other Incurred", includes the third quarter of 2018 long-term care reserve increase discussed in the preceding paragraphs, which impacts the comparability between the periods presented. Excluding the adjustment, the variability exhibited between periods is primarily caused by the level of claim resolutions in the period relative to the long-term expectations reflected in the reserves. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably.

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	September 30
	2019	2018
	(in millions of dollars)
Policy and Contract Benefits	$1,720.5	$1,674.1
Reserves for Future Policy and Contract Benefits	48,060.8	45,092.7
Total	49,781.3	46,766.8
Less:
Life Reserves for Future Policy and Contract Benefits	8,396.2	8,303.4
Accident and Health Active Life Reserves	12,092.9	11,521.5
Adjustment Related to Unrealized Investment Gains and Losses	6,334.2	3,684.9
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,958.0	$23,257.0

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
September 30, 2019
Note 8 - Segment Information

We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Premium Income
Unum US
Group Disability
Group Long-term Disability	$453.6	$444.1	$1,363.7	$1,322.7
Group Short-term Disability	194.4	180.4	570.7	527.7
Group Life and Accidental Death & Dismemberment
Group Life	415.0	399.3	1,249.4	1,189.6
Accidental Death & Dismemberment	41.5	39.6	124.2	116.9
Supplemental and Voluntary
Individual Disability	109.2	109.5	328.4	319.1
Voluntary Benefits	226.2	222.3	689.2	676.0
Dental and Vision	62.0	51.0	182.7	149.3
	1,501.9	1,446.2	4,508.3	4,301.3
Unum International
Group Long-term Disability	84.8	91.3	262.3	271.8
Group Life	27.9	27.1	83.9	83.6
Supplemental	39.6	19.6	118.7	61.1
	152.3	138.0	464.9	416.5
Colonial Life
Accident, Sickness, and Disability	243.0	231.9	727.6	691.8
Life	86.7	81.4	262.6	243.9
Cancer and Critical Illness	90.2	86.7	269.9	258.0
	419.9	400.0	1,260.1	1,193.7
Closed Block
Individual Disability	91.4	102.7	283.9	319.0
Long-term Care	163.6	163.0	489.2	485.8
All Other	2.1	1.9	6.6	6.5
	257.1	267.6	779.7	811.3
Total Premium Income	$2,331.2	$2,251.8	$7,013.0	$6,722.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended September 30, 2019
Premium Income	$1,501.9	$152.3	$419.9	$257.1	$—	$2,331.2
Net Investment Income	184.2	24.3	36.9	347.3	6.7	599.4
Other Income	34.8	—	0.9	18.9	1.0	55.6
Adjusted Operating Revenue	$1,720.9	$176.6	$457.7	$623.3	$7.7	$2,986.2

Adjusted Operating Income (Loss)	$261.4	$24.2	$87.2	$26.9	$(48.9)	$350.8

Three Months Ended September 30, 2018
Premium Income	$1,446.2	$138.0	$400.0	$267.6	$—	$2,251.8
Net Investment Income	200.3	26.4	36.7	348.0	7.8	619.2
Other Income	30.7	—	0.4	18.9	0.1	50.1
Adjusted Operating Revenue	$1,677.2	$164.4	$437.1	$634.5	$7.9	$2,921.1

Adjusted Operating Income (Loss)	$270.9	$26.1	$84.2	$32.2	$(47.1)	$366.3

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Nine Months Ended September 30, 2019
Premium Income	$4,508.3	$464.9	$1,260.1	$779.7	$—	$7,013.0
Net Investment Income	550.4	93.9	111.0	1,048.3	15.4	1,819.0
Other Income	106.1	0.3	2.2	53.5	2.6	164.7
Adjusted Operating Revenue	$5,164.8	$559.1	$1,373.3	$1,881.5	$18.0	$8,996.7

Adjusted Operating Income (Loss)	$768.0	$84.0	$256.8	$91.6	$(138.1)	$1,062.3

Nine Months Ended September 30, 2018
Premium Income	$4,301.3	$416.5	$1,193.7	$811.3	$—	$6,722.8
Net Investment Income	591.0	86.1	114.2	1,031.3	22.5	1,845.1
Other Income	88.5	—	1.0	56.8	1.6	147.9
Adjusted Operating Revenue	$4,980.8	$502.6	$1,308.9	$1,899.4	$24.1	$8,715.8

Adjusted Operating Income (Loss)	$765.9	$83.5	$249.8	$90.7	$(122.9)	$1,067.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 8 - Segment Information - Continued

	September 30	December 31
	2019	2018
	(in millions of dollars)
Assets
Unum US	$18,617.1	$17,510.9
Unum International	3,713.5	3,426.8
Colonial Life	4,608.2	4,237.9
Closed Block	36,906.3	34,527.6
Corporate	3,110.6	2,172.4
Total Assets	$66,955.7	$61,875.6

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Notes 7 and 13 for further discussion regarding the long-term care reserve increase and the cost related to the early retirement of debt.

A reconciliation of total revenue to "adjusted operating revenue" and income (loss) before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Total Revenue	$2,960.0	$2,927.8	$8,964.3	$8,717.7
Excluding:
Net Realized Investment Gain (Loss)	(26.2)	6.7	(32.4)	1.9
Adjusted Operating Revenue	$2,986.2	$2,921.1	$8,996.7	$8,715.8

Income (Loss) Before Income Tax	$299.4	$(377.8)	$1,004.7	$318.1
Excluding:
Net Realized Investment Gain (Loss)	(26.2)	6.7	(32.4)	1.9
Cost Related to Early Retirement of Debt	(25.2)	—	(25.2)	—
Long-term Care Reserve Increase	—	(750.8)	—	(750.8)
Adjusted Operating Income	$350.8	$366.3	$1,062.3	$1,067.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
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

The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Service Cost	$2.8	$2.3	$—	$—	$—	$—
Interest Cost	20.8	19.9	1.4	1.5	1.4	1.2
Expected Return on Plan Assets	(24.8)	(26.1)	(2.1)	(2.3)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	5.0	5.4	0.3	0.2	(0.7)	—
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total	$3.8	$1.5	$(0.4)	$(0.6)	$0.5	$1.0

	Nine Months Ended September 30
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Service Cost	$8.2	$6.9	$—	$—	$—	$—
Interest Cost	62.5	59.8	4.5	4.6	4.0	3.7
Expected Return on Plan Assets	(74.5)	(78.4)	(6.6)	(7.0)	(0.4)	(0.4)
Amortization of:
Net Actuarial Loss (Gain)	15.1	16.3	0.7	0.5	(1.9)	—
Prior Service Credit	—	—	—	—	(0.2)	(0.2)
Total	$11.3	$4.6	$(1.4)	$(1.9)	$1.5	$3.1

The service cost component of net periodic pension cost is included as a component of compensation expense in our consolidated statements of operations. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 10 - Stockholders' Equity and Earnings (Loss) Per Common Share

Earnings (Loss) Per Common Share

Net income (loss) per common share is determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars, except share data)
Numerator
Net Income (Loss)	$242.0	$(284.7)	$804.1	$274.3

Denominator (000s)
Weighted Average Common Shares - Basic	208,097.8	218,892.8	211,131.5	220,513.1
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	18.2	—	65.7	433.2
Weighted Average Common Shares - Assuming Dilution	208,116.0	218,892.8	211,197.2	220,946.3

Net Income (Loss) Per Common Share
Basic	$1.16	$(1.30)	$3.81	$1.24
Assuming Dilution	$1.16	$(1.30)	$3.81	$1.24

We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, these potential common shares will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units and the nonvested performance share units. The outstanding stock options have exercise prices ranging from $23.35 to $24.25, the nonvested restricted stock units have grant prices ranging from $25.16 to $55.26, and the nonvested performance share units have grant prices ranging from $37.67 to $49.86.

In computing earnings per share assuming dilution, only potential common shares that are dilutive (those that reduce earnings per share) are included. Potential common shares are not used when computing earnings per share assuming dilution if the results would be antidilutive, such as when a net loss is reported. For the three and nine months ended September 30, 2019, there were approximately 1.2 million potential common shares that were excluded in the computation of diluted earnings per share because the impact would be antidilutive, based on then current market prices. There were approximately 1.0 million and 0.6 million potential common shares that were antidilutive, based on then current market prices and the effects of a reported net loss for the three and nine months ended September 30, 2018, respectively.

Common Stock

During the second quarter of 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 23, 2020. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 24, 2019. The remaining repurchase amount under the new program was $616.2 million at September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 10 - Stockholders' Equity and Earnings (Loss) Per Common Share - Continued

Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions)
Shares Repurchased	3.4	—	9.0	4.4
Cost of Shares Repurchased[1]	$100.1	$—	$300.3	$200.3

1 Includes commissions of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2018.

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
September 30, 2019
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
September 30, 2019
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
Operating lease cost is calculated on a straight-line basis over the lease term and is included in other expenses in our consolidated statements of operations. We amortize the ROU asset over the lease term on a pattern determined by the difference between the straight-line lease liability expense and the accretion of the imputed interest calculated on the lease liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 12 - Leases - Continued

Operating lease information is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in millions of dollars)
Lease Cost
Operating Lease Cost	$6.7	$21.3
Sublease Income	(0.3)	(1.1)
Total Lease Cost	$6.4	$20.2

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$7.1	$21.7
Weighted-Average Remaining Lease Term		7 years
Weighted-Average Discount Rate		4.69%

As of September 30, 2019, aggregate undiscounted minimum net lease payments and the reconciliation to our lease liability are as follows:

Remainder of 2019	$6.8
2020	25.2
2021	21.5
2022	18.0
2023	12.5
2024 and Thereafter	49.3
Total	$133.3
Less Imputed Interest	20.9
Lease Liability	$112.4

As of September 30, 2019, the right-of-use asset was $106.4 million.

Note 13 - Debt

At September 30, 2019, short-term debt consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020. Also included in the carrying amount of short-term debt are deferred debt costs of $0.3 million.

During the nine months ended September 30, 2019, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

In September 2019, we issued $450.0 million of 4.500% senior notes due 2049. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

Also in September 2019, pursuant to a cash tender offer, we purchased and retired (i) $20.2 million aggregate liquidation amount of our 7.405% capital securities due 2038 issued by Provident Financing Trust I (the Trust), which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 issued by Unum Group to the Trust; (ii) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (iii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iv) $256.0 million aggregate principal amount of our 3.000% senior notes due 2021.

In connection with the September 2019 cash tender offer, we incurred costs of $25.2 million related to the early retirement of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
September 30, 2019
Note 13 - Debt - Continued

In October 2019, pursuant to the previously discussed cash tender offer, we purchased and retired an additional $2.6 million aggregate liquidation amount of our 7.405% capital securities due 2038, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 issued by Unum Group to the Trust. Also in October 2019, we purchased and retired the remaining $94.0 million principal of the 3.000% senior notes due 2021 not purchased in the tender offer.

In June 2019, we issued $400.0 million of 4.000% senior notes due 2029. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In April 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2019, letters of credit totaling $0.6 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also in April 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2019, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Operating Performance and Capital Management

For the third quarter of 2019, we reported net income of $242.0 million, or $1.16 per diluted common share, compared to a net loss of $284.7 million, or $1.30 per diluted common share, in the same period of 2018. For the first nine months of 2019, net income was $804.1 million, or $3.81 per diluted common share, compared to net income of $274.3 million, or $1.24 per diluted common share in the same period of 2018. Net income (loss) includes net realized investment gains and losses. Included in our results for the third quarter and first nine months of 2019 are costs related to the early retirement of debt of $25.2 million before tax and $19.9 million after tax, or $0.10 and $0.09 per diluted common share for the third quarter and first nine months of 2019, respectively. Included in our results for the third quarter and first nine months of 2018 is a reserve increase related to our long-term care block of business of $750.8 million before tax and $593.1 million after tax, or $2.71 and $2.68 per diluted common share for the third quarter and first nine months of 2018, respectively. Adjusting for these items, after-tax adjusted operating income in the third quarter of 2019 was $282.7 million, or $1.36 per diluted common share, compared to $300.6 million, or $1.37 per diluted common share, in the same period of 2018. After-tax adjusted operating income was $849.9 million, or $4.02 per diluted common share, in the first nine months of 2019, compared to $863.3 million, or $3.91 per diluted common share, in the first nine months of 2018. See additional information in Note 13 of "Notes to Consolidated Financial Statements" contained herein in Item 1 and "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported a decrease in adjusted operating income of 3.5 percent in the third quarter of 2019 compared to the same period of 2018 but was slightly higher in the first nine months of 2019 compared to the same period of 2018. Impacting the results in each period was growth in premium income, lower net investment income, and higher amortization of deferred acquisition costs. The benefit ratio for our Unum US segment was 67.2 percent and 66.7 percent in the third quarter and first nine months of 2019, respectively, compared to 67.5 percent and 67.1 percent in the third quarter and first nine months of 2018. Unum US sales increased 5.8 percent and 5.9 percent in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018. Relative to the prior year, persistency in our group product lines was generally stable while persistency in our supplemental and voluntary product lines was less favorable.

Our Unum International segment reported a decrease in adjusted operating income, as measured in U.S. dollars, of 7.3 percent in the third quarter of 2019 compared to the same period of 2018 but was generally consistent in the first nine months of 2019, relative to the same period of 2018. As measured in local currency, our Unum UK line of business reported a decrease in adjusted operating income of 6.5 percent in the third quarter of 2019 compared to the same period of 2018, primarily driven by lower net investment income and a less favorable expense ratio, partially offset by an increase in premium income and favorable benefits experience. Adjusted operating income increased 1.9 percent in the first nine months of 2019 compared to the same period of 2018, driven by an increase in both premium income and net investment income, partially offset by unfavorable benefits experience. The benefit ratio for Unum UK was 73.4 percent and 76.5 percent in the third quarter and first nine months of 2019, respectively, compared to 74.2 percent and 74.3 percent in the same periods of 2018. Unum UK sales in local currency increased 3.8 percent and 6.5 percent in the third quarter and first nine months of 2019 compared to the same periods of 2018. Persistency was generally favorable relative to the prior year.

Our Colonial Life segment reported an increase in adjusted operating income of 3.6 percent and 2.8 percent in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018, with growth in premium income, partially offset by higher amortization of deferred acquisition costs. The benefit ratio for Colonial Life was 51.4 percent and 51.3 percent in the third quarter and first nine months of 2019, respectively, compared to 51.5 percent and 51.4 percent in the same periods of 2018. Colonial Life sales decreased 0.2 percent in both the third quarter and first nine months of 2019 compared to the same periods of 2018. Persistency was lower relative to the prior year.

Our Closed Block segment reported adjusted operating income of $26.9 million and $91.6 million in the third quarter and first nine months of 2019, respectively. During the third quarter and first nine months of 2018, our Closed Block segment reported losses of $718.6 million and $660.1 million. Excluding the third quarter 2018 long-term care reserve increase, adjusted operating income for this segment was $32.2 million and $90.7 million, respectively in the third quarter and first nine months of 2018. The decrease in adjusted operating income of 16.5 percent in the third quarter of 2019 compared to the same period of 2018, was driven by lower premium income, higher expenses, and overall unfavorable benefits experience. Adjusted operating income was generally consistent in the first nine months of 2019 compared to the same period of 2018. Benefits experience in our individual disability line of business remains consistent with our expectations. Long-term care benefits experience, excluding the reserve increase related to the update in our assumptions during the third quarter of 2018, was unfavorable in the third quarter of 2019 compared to the same period of 2018 and was at the upper end of our range of expectations. Long-term care benefits experience during the first nine months of 2019 was not comparable to the same prior year period due to the previously discussed update in our assumptions but was within our range of expectations.

Although our profit margins continue to be pressured by the impact of the low interest rate environment on our net investment income yields, our invested asset quality remains strong. The net unrealized gain on our fixed maturity securities was $6.6 billion at September 30, 2019 compared to $2.7 billion at December 31, 2018, with the increase due primarily to a decline in U.S. Treasury rates during the first nine months of 2019. The earned book yield on our investment portfolio was 5.01 percent for the first nine months of 2019 compared to a yield of 5.15 percent for full year 2018.

We believe our capital and financial positions are strong. At September 30, 2019, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 368 percent, which is in line with our expectations. During the first nine months of 2019, we repurchased 9.0 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $300 million. Our weighted average common shares outstanding, assuming dilution, equaled 208.1 million and 218.9 million for the third quarter of 2019 and 2018, respectively, and 211.2 million and 220.9 million for first nine months of 2019 and 2018, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of September 30, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,042 million.

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

U.K. Referendum

During 2016, the U.K. held a referendum and voted to leave the EU. The U.K. subsequently invoked Article 50 of the Treaty on European Union (EU) and the deadline to leave the EU is currently set for January 31, 2020, which has been extended from the original date of March 29, 2019. We may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. The magnitude and longevity of potential negative economic impacts on our growth will depend on whether an agreement is reached between the U.K. and EU as a result of exit negotiations and, if reached, the nature of the agreement and the resulting response of the U.K. marketplace. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

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

We may at other times exclude certain other items from our discussion of financial ratios and metrics in order to enhance the understanding and comparability of our operational performance and the underlying fundamentals. We exclude these items as we believe them to be infrequent or unusual in nature, but this exclusion is not an indication that similar items may not recur and does not replace net income or net loss as a measure of our overall profitability. See Note 13 of the "Notes to Consolidated Financial Statements" contained herein Item 1 for further discussion regarding the cost related to the early retirement of debt. See "Executive Summary" contained herein in this Item 2 and Note 7 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion regarding the long-term care reserve increase.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended September 30
	2019		2018
	(in millions)	per share *	(in millions)	per share *
Net Income (Loss)	$242.0	$1.16	$(284.7)	$(1.30)
Excluding:
Net Realized Investment Gain (Loss) (net of tax benefit of $5.4; $1.1)	(20.8)	(0.10)	7.8	0.04
Cost Related to Early Retirement of Debt (net of tax benefit of $5.3; $-)	(19.9)	(0.10)	—	—
Long-term Care Reserve Increase (net of tax benefit of $-; $157.7)	—	—	(593.1)	(2.71)
After-tax Adjusted Operating Income	$282.7	$1.36	$300.6	$1.37

	Nine Months Ended September 30
	2019		2018
	(in millions)	per share *	(in millions)	per share *
Net Income	$804.1	$3.81	$274.3	$1.24
Excluding:
Net Realized Investment Gain (Loss) (net of tax benefit of $6.5; $2.2)	(25.9)	(0.12)	4.1	0.01
Cost Related to Early Retirement of Debt (net of tax benefit of $5.3; $-)	(19.9)	(0.09)	—	—
Long-term Care Reserve Increase (net of tax benefit of $-; $157.7)	—	—	(593.1)	(2.68)
After-tax Adjusted Operating Income	$849.9	$4.02	$863.3	$3.91

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

A reconciliation of total revenue to "adjusted operating revenue" and income (loss) before income tax to "adjusted operating income" is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(in millions of dollars)
Total Revenue	$2,960.0	$2,927.8	$8,964.3	$8,717.7
Excluding:
Net Realized Investment Gain (Loss)	(26.2)	6.7	(32.4)	1.9
Adjusted Operating Revenue	$2,986.2	$2,921.1	$8,996.7	$8,715.8

Income (Loss) Before Income Tax	$299.4	$(377.8)	$1,004.7	$318.1
Excluding:
Net Realized Investment Gain (Loss)	(26.2)	6.7	(32.4)	1.9
Cost Related to Early Retirement of Debt	(25.2)	—	(25.2)	—
Long-Term Care Reserve Increase	—	(750.8)	—	(750.8)
Adjusted Operating Income	$350.8	$366.3	$1,062.3	$1,067.0

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. There have been no significant changes in our critical accounting estimates during the first nine months of 2019.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Revenue
Premium Income	$2,331.2	3.5%	$2,251.8	$7,013.0	4.3%	$6,722.8
Net Investment Income	599.4	(3.2)	619.2	1,819.0	(1.4)	1,845.1
Net Realized Investment Gain (Loss)	(26.2)	N.M.	6.7	(32.4)	N.M.	1.9
Other Income	55.6	11.0	50.1	164.7	11.4	147.9
Total Revenue	2,960.0	1.1	2,927.8	8,964.3	2.8	8,717.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,871.5	(27.4)	2,578.9	5,614.9	(9.3)	6,190.9
Commissions	277.9	0.4	276.8	852.4	2.4	832.6
Interest and Debt Expense	46.1	8.0	42.7	130.8	4.4	125.3
Cost Related to Early Retirement of Debt	25.2	N.M.	—	25.2	N.M.	—
Deferral of Acquisition Costs	(160.6)	(3.7)	(166.8)	(504.6)	0.6	(501.8)
Amortization of Deferred Acquisition Costs	146.3	6.9	136.9	468.5	9.3	428.6
Compensation Expense	226.5	1.0	224.2	676.9	1.6	666.1
Other Expenses	227.7	7.0	212.9	695.5	5.7	657.9
Total Benefits and Expenses	2,660.6	(19.5)	3,305.6	7,959.6	(5.2)	8,399.6

Income (Loss) Before Income Tax Expense (Benefit)	299.4	179.2	(377.8)	1,004.7	N.M.	318.1
Income Tax Expense (Benefit)	57.4	161.7	(93.1)	200.6	N.M.	43.8

Net Income (Loss)	$242.0	185.0	$(284.7)	$804.1	193.1	$274.3

N.M. = not a meaningful percentage
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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.230 and 1.305 for the three months ended September 30, 2019 and 2018, and 1.276 and 1.351 for the nine months ended September 30, 2019 and 2018, respectively. If 2018 results had been translated at the lower exchange rates of 2019, our adjusted operating revenue and adjusted operating income by segment would have both been lower by approximately $9 million and $2 million, respectively, in the third quarter of 2018, and lower by approximately $28 million and $5 million, respectively, in the first nine months of 2018. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the third quarter and first nine months of 2019 increased relative to the same periods of 2018, with growth in each of our principal operating business segments, due to overall sales growth, the expansion of our dental and vision products, the addition of our Unum Poland line of business, and generally stable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was lower in the third quarter and first nine months of 2019, relative to the same periods of 2018, due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets.

We recognized $20.8 million of other-than-temporary impairment losses on fixed maturity securities in net realized investment gains and losses for the third quarter of 2019. We had no other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the third quarter of 2018. Other-than-temporary impairment losses on fixed maturity securities included in net realized investment gains and losses for the first nine months of 2019 and 2018 were $20.8 million and $1.0 million, respectively. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(11.1) million and $6.1 million in the third quarters of 2019 and 2018, respectively, and $(6.4) million and $2.1 million in the first nine months of 2019 and 2018, respectively. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income increased in the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to growth in our fee-based service products in our Unum US segment, which include family medical leave and administrative services only (ASO) products.

Overall benefits experience was favorable in the third quarter and first nine months of 2019 relative to the same prior year periods. Excluding the third quarter of 2018 long-term care reserve increase, overall benefits experience was also favorable relative to the prior year periods. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions increased in the third quarter and first nine months of 2019 relative to the same periods of 2018 driven primarily by sales growth. The deferral of acquisition costs was lower in the third quarter of 2019 relative to the same period of 2018 driven primarily by lower deferrable expenses in our Colonial Life segment and the Unum US voluntary benefits line of business but was higher during the first nine months of 2019 relative to the same periods of 2018 driven primarily by sales growth. Growth in the level of the deferred asset in our Unum US and Colonial Life segments resulted in higher amortization of deferred acquisition costs in the third quarter and first nine months of 2019 compared to the same prior year periods. Also contributing to the increase during the first nine months of 2019 was a higher level of policy terminations experienced in the Unum US voluntary benefits line of business and the impact of the prospective unlocking for future experience relative to assumptions in certain of our Colonial life products.

Cost related to early retirement of debt includes costs associated with the purchase and retirement of $336.5 million aggregate liquidation/principal amount of our outstanding capital and debt securities in connection with a cash tender offer in September 2019. Interest and debt expense was higher in the third quarter and first nine months of 2019 relative to the same periods of 2018 due primarily to a higher level of outstanding debt. See "Liquidity and Capital Resources" contained herein in this Item 2 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Other expenses, including compensation expense, increased in the third quarter and first nine months of 2019 relative to the same periods of 2018, however, the other expense ratio remained generally consistent relative to the prior year due to growth in premium income and our continued balancing of investments in the growth of our business with our continued focus on expense management and operating efficiencies.

Our effective income tax rates for the third quarter and first nine months of 2019 were 19.2 percent and 20.0 percent of income before income tax, respectively, compared to 24.7 percent and 13.8 percent for the prior year periods. Our effective tax rate differed from the U.S. statutory rate in effect for the third quarter and first nine months of 2019 and 2018 primarily due to tax credits. Also impacting the difference between the effective tax rate and the U.S. statutory rate in effect for the third quarter and first nine months of 2018 were adjustments related to our prior year tax return.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Unum US	$161.6	5.8%	$152.7	$661.7	5.9%	$625.0

Unum International	$19.6	16.0%	$16.9	$71.9	15.4%	$62.3

Colonial Life	$120.6	(0.2)%	$120.8	$356.3	(0.2)%	$356.9

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

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income	$1,501.9	3.9%	$1,446.2	$4,508.3	4.8%	$4,301.3
Net Investment Income	184.2	(8.0)	200.3	550.4	(6.9)	591.0
Other Income	34.8	13.4	30.7	106.1	19.9	88.5
Total	1,720.9	2.6	1,677.2	5,164.8	3.7	4,980.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,009.2	3.4	975.7	3,007.0	4.2	2,885.9
Commissions	154.8	0.3	154.4	475.6	1.7	467.5
Deferral of Acquisition Costs	(80.9)	(4.4)	(84.6)	(251.9)	(2.8)	(259.1)
Amortization of Deferred Acquisition Costs	80.3	9.0	73.7	266.8	10.5	241.4
Other Expenses	296.1	3.1	287.1	899.3	2.3	879.2
Total	1,459.5	3.8	1,406.3	4,396.8	4.3	4,214.9

Adjusted Operating Income	$261.4	(3.5)	$270.9	$768.0	0.3	$765.9

Operating Ratios (% of Premium Income):
Benefit Ratio	67.2%		67.5%	66.7%		67.1%
Other Expense Ratio	19.7%		19.9%	19.9%		20.4%
Adjusted Operating Income Ratio	17.4%		18.7%	17.0%		17.8%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$453.6	2.1%	$444.1	$1,363.7	3.1%	$1,322.7
Group Short-term Disability	194.4	7.8	180.4	570.7	8.1	527.7
Total Premium Income	648.0	3.8	624.5	1,934.4	4.5	1,850.4
Net Investment Income	99.5	(11.9)	112.9	298.4	(9.6)	330.0
Other Income	32.7	16.8	28.0	99.3	22.7	80.9
Total	780.2	1.9	765.4	2,332.1	3.1	2,261.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	480.5	0.9	476.2	1,441.1	2.4	1,406.8
Commissions	48.6	4.1	46.7	147.3	4.5	141.0
Deferral of Acquisition Costs	(12.6)	4.1	(12.1)	(37.4)	1.6	(36.8)
Amortization of Deferred Acquisition Costs	13.0	16.1	11.2	38.2	13.7	33.6
Other Expenses	167.7	11.5	150.4	493.7	7.5	459.1
Total	697.2	3.7	672.4	2,082.9	4.0	2,003.7

Adjusted Operating Income	$83.0	(10.8)	$93.0	$249.2	(3.3)	$257.6

Operating Ratios (% of Premium Income):
Benefit Ratio	74.2%		76.3%	74.5%		76.0%
Other Expense Ratio	25.9%		24.1%	25.5%		24.8%
Adjusted Operating Income Ratio	12.8%		14.9%	12.9%		13.9%

Persistency:
Group Long-term Disability				90.7%		91.0%
Group Short-term Disability				89.9%		88.2%

Premium income in the third quarter and first nine months of 2019 increased compared to the same periods of 2018 due to sales growth in both product lines and higher persistency in the group short-term disability product line. Net investment income was lower in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to lower miscellaneous investment income, a decrease in the level of invested assets, and a decline in yield on invested assets. Other income increased in the third quarter and first nine months of 2019 compared to the same periods of 2018 due to growth in our fee-based service products, which include family medical leave and ASO products.

Benefits experience was favorable in the third quarter of 2019 relative to the same period of 2018 due primarily to favorable claim recovery experience in the group long-term disability product line and favorable claims activity in certain of our group short-term disability products. Benefits experience was favorable in the first nine months of 2019 relative to the same period of 2018 due primarily to favorable claim recovery experience in the group long-term disability product line.

Commissions and the deferral of acquisition costs were higher in the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to prior period sales growth. Partially offsetting the increase in the deferral of acquisition costs in the first nine months of 2019 relative to the same period of 2018 were lower deferrable costs related to certain sales-based incentive compensation. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to growth in the level of the deferred asset. Our other expense ratio was higher in the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to an increase in operational investments in our business and growth in our fee-based service products, which was balanced with our continued focus on expense management and operating efficiencies.
Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Life	$415.0	3.9%	$399.3	$1,249.4	5.0%	$1,189.6
Accidental Death & Dismemberment	41.5	4.8	39.6	124.2	6.2	116.9
Total Premium Income	456.5	4.0	438.9	1,373.6	5.1	1,306.5
Net Investment Income	27.0	2.3	26.4	79.6	(1.0)	80.4
Other Income	0.7	(41.7)	1.2	2.0	(41.2)	3.4
Total	484.2	3.8	466.5	1,455.2	4.7	1,390.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	328.8	4.3	315.3	988.5	6.6	927.1
Commissions	36.3	4.0	34.9	111.7	4.9	106.5
Deferral of Acquisition Costs	(9.6)	1.1	(9.5)	(28.8)	(2.0)	(29.4)
Amortization of Deferred Acquisition Costs	9.2	2.2	9.0	27.9	3.3	27.0
Other Expenses	51.1	(3.2)	52.8	157.4	(3.6)	163.3
Total	415.8	3.3	402.5	1,256.7	5.2	1,194.5

Adjusted Operating Income	$68.4	6.9	$64.0	$198.5	1.4	$195.8

Operating Ratios (% of Premium Income):
Benefit Ratio	72.0%		71.8%	72.0%		71.0%
Other Expense Ratio	11.2%		12.0%	11.5%		12.5%
Adjusted Operating Income Ratio	15.0%		14.6%	14.5%		15.0%

Persistency:
Group Life				90.8%		91.2%
Accidental Death & Dismemberment				90.1%		90.0%

Premium income increased in the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to prior period sales growth. Net investment income was higher in the third quarter of 2019 compared to the same period of 2018 due to a higher level of invested assets, partially offset by lower miscellaneous investment income and a decline in yield on invested assets. Net investment income was lower during the first nine months of 2019 compared to the same period of 2018 due to lower miscellaneous investment income and a decline in yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience was generally consistent in the third quarter of 2019 relative to the same period of 2018 but was unfavorable in the first nine months of 2019 compared to the same period of 2018 due primarily to a higher average claim size in the group life product line.

Commissions were higher in the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to prior period sales growth. The deferral of acquisition costs was generally consistent in the third quarter of 2019 relative to the same period of 2018 but was lower during the first nine months of 2019 relative to the same period of 2018 due to lower deferrable expenses related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to growth in the level of the deferred asset. The other expense ratio improved in the third quarter and first nine months of 2019 compared to the same periods of 2018 due to our continued focus on expense management and operating efficiencies balanced with operational investments in our business.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Individual Disability	$109.2	(0.3)%	$109.5	$328.4	2.9%	$319.1
Voluntary Benefits	226.2	1.8	222.3	689.2	2.0	676.0
Dental and Vision	62.0	21.6	51.0	182.7	22.4	149.3
Total Premium Income	397.4	3.8	382.8	1,200.3	4.9	1,144.4
Net Investment Income	57.7	(5.4)	61.0	172.4	(4.5)	180.6
Other Income	1.4	(6.7)	1.5	4.8	14.3	4.2
Total	456.5	2.5	445.3	1,377.5	3.6	1,329.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	199.9	8.5	184.2	577.4	4.6	552.0
Commissions	69.9	(4.0)	72.8	216.6	(1.5)	220.0
Deferral of Acquisition Costs	(58.7)	(6.8)	(63.0)	(185.7)	(3.7)	(192.9)
Amortization of Deferred Acquisition Costs	58.1	8.6	53.5	200.7	11.0	180.8
Other Expenses	77.3	(7.9)	83.9	248.2	(3.3)	256.8
Total	346.5	4.6	331.4	1,057.2	4.0	1,016.7

Adjusted Operating Income	$110.0	(3.4)	$113.9	$320.3	2.5	$312.5

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	49.5%		50.4%	50.9%		50.5%
Voluntary Benefits	44.2%		42.2%	40.6%		42.6%
Dental and Vision	74.0%		68.8%	71.2%		68.9%
Other Expense Ratio	19.5%		21.9%	20.7%		22.4%
Adjusted Operating Income Ratio	27.7%		29.8%	26.7%		27.3%

Persistency:
Individual Disability				90.1%		90.3%
Voluntary Benefits				72.5%		76.5%
Dental and Vision				84.1%		84.5%
Premium income increased in the third quarter and first nine months of 2019 compared to the same periods of 2018, driven by prior period sales growth and the continued expansion of our dental and vision product line. Net investment income was lower in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by growth in the level of invested assets. Other income is comprised primarily of surrender fees in our voluntary benefits product line.

Benefits experience was favorable for the individual disability product line in the third quarter of 2019 compared to the same period of 2018 due to favorable claim recoveries and a lower average claim size. Benefits experience for individual disability was unfavorable in the first nine months of 2019 compared to the same period of 2018 due primarily to less favorable mortality experience. Benefits experience for voluntary benefits was less favorable in the third quarter of 2019 compared to the same period of 2018 due to very favorable experience across most product lines in the third quarter of 2018. Benefits experience for voluntary benefits was favorable in the first nine months of 2019 compared to the same period of 2018 due primarily to the release of active life reserves resulting from a higher level of policy terminations during the first quarter of 2019. Benefits experience for the dental and vision product line in the third quarter and first nine months of 2019 was unfavorable compared to the same periods of 2018 driven by business mix and unfavorable reserve development.

Commissions and the deferral of acquisition costs were lower for the third quarter and first nine months of 2019 compared to the same periods of 2018 due primarily to a shift in product mix that resulted in lower first-year commissions and a lower corresponding deferral of acquisition costs. The amortization of deferred acquisition costs increased in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to the growth in the level of deferred asset across all product lines. Also contributing to the increase in the amortization of deferred acquisition costs in the first nine months of 2019 relative to the same period of 2018 was the impact of a higher level of policy terminations, particularly in the voluntary benefits product line. Our other expense ratio decreased in the third quarter and first nine months of 2019 compared to the same periods of 2018 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$23.8	(6.3)%	$25.4	$109.4	13.4%	$96.5
Group Short-term Disability	20.5	14.5	17.9	78.0	34.9	57.8
Group Life and AD&D	30.9	5.1	29.4	125.3	(2.5)	128.5
Subtotal	75.2	3.4	72.7	312.7	10.6	282.8
Supplemental and Voluntary
Individual Disability	27.1	34.8	20.1	56.6	(0.5)	56.9
Voluntary Benefits	46.6	(2.1)	47.6	253.0	1.6	249.0
Dental and Vision	12.7	3.3	12.3	39.4	8.5	36.3
Subtotal	86.4	8.0	80.0	349.0	2.0	342.2
Total Sales	$161.6	5.8	$152.7	$661.7	5.9	$625.0

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$54.8	(2.0)%	$55.9	$187.1	(2.4)%	$191.7
Large Case Market	20.4	21.4	16.8	125.6	37.9	91.1
Subtotal	75.2	3.4	72.7	312.7	10.6	282.8
Supplemental and Voluntary	86.4	8.0	80.0	349.0	2.0	342.2
Total Sales	$161.6	5.8	$152.7	$661.7	5.9	$625.0

Group sales increased in the third quarter and first nine months of 2019 compared to the same periods of 2018, primarily driven by an increase in sales to both new and existing customers in our large case market segment and higher sales to existing customers in our core market segment, which we define as employee groups with fewer than 2,000 employees. Partially offsetting the increase in group sales during the third quarter and first nine months of 2019 were lower sales to new customers in the core market segment. The sales mix in the group market sector for the first nine months of 2019 was approximately 60 percent core market and 40 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the third quarter of 2019 compared to the same period of 2018 driven by higher sales to both new and existing customers. Individual disability sales were generally consistent in the first nine months of 2019 compared to the same period of 2018. Sales of voluntary benefits decreased in the third quarter of 2019 compared to the same period of 2018 driven by a decline in sales to new customers in our core market and lower sales to existing customers in our large case market, partially offset by an increase in sales to existing customers in our core market segment and higher sales to new customers in our large case market. Voluntary benefits sales were higher during the first nine months of 2019 due to higher sales to both new and existing customers in our large case market, partially offset by lower sales to both new and existing customers in our core market. Dental and vision sales increased in the third quarter and first nine months of 2019 compared to the same periods of 2018, driven by higher sales to both new and existing customers.

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
Operating Results
Shown below are financial results and key performance indicators for the Unum International segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$84.8	(7.1)%	$91.3	$262.3	(3.5)%	$271.8
Group Life	27.9	3.0	27.1	83.9	0.4	83.6
Supplemental	39.6	102.0	19.6	118.7	94.3	61.1
Total Premium Income	152.3	10.4	138.0	464.9	11.6	416.5
Net Investment Income	24.3	(8.0)	26.4	93.9	9.1	86.1
Other Income	—	N.M.	—	0.3	N.M.	—
Total	176.6	7.4	164.4	559.1	11.2	502.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	109.1	6.3	102.6	346.4	11.9	309.5
Commissions	11.6	27.5	9.1	35.2	25.3	28.1
Deferral of Acquisition Costs	(2.9)	107.1	(1.4)	(9.5)	79.2	(5.3)
Amortization of Deferred Acquisition Costs	1.8	(10.0)	2.0	5.4	(12.9)	6.2
Other Expenses	32.8	26.2	26.0	97.6	21.1	80.6
Total	152.4	10.2	138.3	475.1	13.4	419.1

Adjusted Operating Income	$24.2	(7.3)	$26.1	$84.0	0.6	$83.5

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£68.8	(1.7)%	£70.0	£206.0	2.4%	£201.2
Group Life	22.7	9.1	20.8	66.0	6.6	61.9
Supplemental	17.5	15.1	15.2	51.6	13.9	45.3
Total Premium Income	109.0	2.8	106.0	323.6	4.9	308.4
Net Investment Income	18.3	(9.4)	20.2	69.6	9.4	63.6
Other Income	—	N.M.	—	0.1	N.M.	—
Total	127.3	0.9	126.2	393.3	5.7	372.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	80.0	1.7	78.7	247.5	8.0	229.1
Commissions	7.0	—	7.0	20.6	(1.0)	20.8
Deferral of Acquisition Costs	(1.1)	10.0	(1.0)	(4.0)	2.6	(3.9)
Amortization of Deferred Acquisition Costs	1.4	(6.7)	1.5	4.1	(10.9)	4.6
Other Expenses	21.3	6.5	20.0	62.1	4.2	59.6
Total	108.6	2.3	106.2	330.3	6.5	310.2

Adjusted Operating Income	£18.7	(6.5)	£20.0	£63.0	1.9	£61.8

Weighted Average Pound/Dollar Exchange Rate	1.230		1.305	1.276		1.351

Operating Ratios (% of Premium Income):
Benefit Ratio	73.4%		74.2%	76.5%		74.3%
Other Expense Ratio	19.5%		18.9%	19.2%		19.3%
Adjusted Operating Income Ratio	17.2%		18.9%	19.5%		20.0%

Persistency:
Group Long-term Disability				88.9%		87.5%
Group Life				88.3%		85.5%
Supplemental				92.3%		92.9%

N.M. = not a meaningful percentage

Premium income increased in the third quarter and first nine months of 2019 compared to the same periods of 2018 driven by higher overall persistency, sales growth, and the impact of rate increases in the group long-term disability product line.

Net investment income was lower in the third quarter of 2019 relative to the same period of 2018 due to lower investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits, and a lower yield on fixed-rate bonds, partially offset by a higher level of invested assets. Net investment income was higher in the first nine months of 2019 relative to the same period of 2018 due to higher miscellaneous investment income, resulting from a higher than normal level of bond calls, and a higher level of invested assets. Partially offsetting the increase in net investment income for the first nine months was a lower yield on fixed-rate bonds and lower investment income from inflation index-linked bonds. The decrease in net investment income attributable to these index-linked bonds during the third quarter and first nine months of 2019 was partially offset by a decrease in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was favorable in the third quarter of 2019 relative to the same prior year period due to favorable claims incidence in the group critical illness product line, partially offset by unfavorable claim terminations in group long-term disability. Benefits experience was unfavorable during the first nine months of 2019 relative to the same prior year period due to unfavorable mortality experience and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond calls experienced during the second quarter of 2019. The comparison for the third quarter and first nine months of 2019 relative to the same prior year periods was also impacted by lower inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs were generally consistent in the third quarter and first nine months of 2019 compared to the same periods of 2018. The amortization of deferred acquisition costs decreased in the third quarter and first nine months of 2019 relative to the same prior year periods due to a decline in the level of the deferred asset. The other expense ratio was higher in the third quarter of 2019 relative to the same prior year period due primarily to an increase in operational investments in our business but was generally consistent during the first nine months of 2019 relative to the same prior year period.

Sales

(in millions of dollars and pounds)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Unum International Sales by Product
Group Long-term Disability	$7.9	(13.2)%	$9.1	$28.5	(12.3)%	$32.5
Group Life	5.0	(10.7)	5.6	17.9	13.3	15.8
Supplemental	6.7	N.M.	2.2	25.5	82.1	14.0
Total Sales	$19.6	16.0	$16.9	$71.9	15.4	$62.3

Unum International Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$8.8	12.8%	$7.8	$27.2	3.4%	$26.3
Large Case Market	4.1	(40.6)	6.9	19.2	(12.7)	22.0
Subtotal	12.9	(12.2)	14.7	46.4	(3.9)	48.3
Supplemental	6.7	N.M.	2.2	25.5	82.1	14.0
Total Sales	$19.6	16.0	$16.9	$71.9	15.4	$62.3

Unum UK Sales by Product
Group Long-term Disability	£6.4	(8.6)%	£7.0	£22.3	(7.1)%	£24.0
Group Life	4.0	(7.0)	4.3	14.0	19.7	11.7
Supplemental	3.1	82.4	1.7	12.6	23.5	10.2
Total Sales	£13.5	3.8	£13.0	£48.9	6.5	£45.9

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.0	14.8%	£6.1	£21.3	9.2%	£19.5
Large Case Market	3.4	(34.6)	5.2	15.0	(7.4)	16.2
Subtotal	10.4	(8.0)	11.3	36.3	1.7	35.7
Supplemental	3.1	82.4	1.7	12.6	23.5	10.2
Total Sales	£13.5	3.8	£13.0	£48.9	6.5	£45.9

N.M. = not a meaningful percentage

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales decreased during the third quarter and first nine months of 2019 relative to the same periods of 2018, with a decline in sales to new customers in our large case market and lower sales to existing customers in our core market, which we define as employee groups with fewer than 500 employees. Partially offsetting the decrease during the third quarter and first nine months of 2019 compared to the same periods of 2018 were higher sales to new customers in the core market.

Group life sales were lower in the third quarter of 2019 relative to the same period of 2018, with a decrease in sales to new and existing customers in the large case market, partially offset by higher sales to new customers in the core market. Group life sales were higher during the first nine months of 2019 due to an increase in sales to new and existing customers in both the core and large case markets.

Supplemental sales increased during the third quarter of 2019 relative to the same period of 2018 due to higher sales in both the group critical illness and dental product lines. Supplemental sales were higher during the first nine months of 2019 compared to the same prior year period due to higher sales in the group critical illness product line.

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

Negotiations regarding the U.K.'s formal notice to withdraw from the EU are continuing to generate uncertainty in the U.K. economy. The magnitude and longevity of potential negative economic impacts on our growth will depend on the agreements reached by the U.K. and EU as a result of exit negotiations and the resulting response of the U.K. marketplace, but we believe we are well positioned to capitalize on future growth opportunities as these negotiations are resolved and the operating environment improves. Overall, we expect the current economic conditions to continue for the U.K., with lower economic growth, wage inflation, and interest rates presenting challenges in the short to medium term.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$243.0	4.8%	$231.9	$727.6	5.2%	$691.8
Life	86.7	6.5	81.4	262.6	7.7	243.9
Cancer and Critical Illness	90.2	4.0	86.7	269.9	4.6	258.0
Total Premium Income	419.9	5.0	400.0	1,260.1	5.6	1,193.7
Net Investment Income	36.9	0.5	36.7	111.0	(2.8)	114.2
Other Income	0.9	125.0	0.4	2.2	120.0	1.0
Total	457.7	4.7	437.1	1,373.3	4.9	1,308.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	215.8	4.7	206.1	646.2	5.3	613.4
Commissions	91.0	(1.5)	92.4	280.3	2.4	273.7
Deferral of Acquisition Costs	(76.8)	(5.0)	(80.8)	(243.2)	2.4	(237.4)
Amortization of Deferred Acquisition Costs	64.2	4.9	61.2	196.3	8.5	181.0
Other Expenses	76.3	3.1	74.0	236.9	3.7	228.4
Total	370.5	5.0	352.9	1,116.5	5.4	1,059.1

Adjusted Operating Income	$87.2	3.6	$84.2	$256.8	2.8	$249.8

Operating Ratios (% of Premium Income):
Benefit Ratio	51.4%		51.5%	51.3%		51.4%
Other Expense Ratio	18.2%		18.5%	18.8%		19.1%
Adjusted Operating Income Ratio	20.8%		21.1%	20.4%		20.9%

Persistency:
Accident, Sickness, and Disability				73.4%		73.8%
Life				83.6%		83.7%
Cancer and Critical Illness				81.0%		82.4%

Premium income increased in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to growth in the in-force block resulting from prior period sales growth, which includes the expansion of our dental and vision products, offset partially by lower persistency. Net investment income was generally consistent in the third quarter of 2019 relative to the same period of 2018 but was lower in the first nine months of 2019 compared to the same period of 2018, due to lower miscellaneous investment income and a lower yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience in the third quarter and first nine months of 2019 was generally consistent with the same periods of 2018, with favorable experience in the life line of business, mostly offset by unfavorable experience in our cancer and critical illness line of business.

Commissions and the deferral of acquisition costs were lower in the third quarter relative to the same period of 2018 due to a decline in sales. Commissions and the deferral of acquisition costs were higher in the first nine months of 2019 relative to the same period of 2018 due to prior period sales growth. The amortization of deferred acquisition costs increased during the third quarter and first nine months of 2019 relative to the same periods of 2018 due primarily to overall growth in the level of the deferred asset. Also impacting the comparison for the first nine months of 2019 relative to the same prior year period was the impact of the prospective unlocking for future experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio was lower in the third quarter and first nine months of 2019 due to an increase in premium income and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Sales by Product
Accident, Sickness, and Disability	$78.6	1.7%	$77.3	$232.0	2.1%	$227.3
Life	23.7	(2.1)	24.2	69.4	(5.1)	73.1
Cancer and Critical Illness	18.3	(5.2)	19.3	54.9	(2.8)	56.5
Total Sales	$120.6	(0.2)	$120.8	$356.3	(0.2)	$356.9

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$73.8	(3.1)%	$76.2	$226.6	(1.5)%	$230.0
Large Case Market	16.6	(0.6)	16.7	50.9	(3.2)	52.6
Subtotal	90.4	(2.7)	92.9	277.5	(1.8)	282.6
Public Sector	30.2	8.2	27.9	78.8	6.1	74.3
Total Sales	$120.6	(0.2)	$120.8	$356.3	(0.2)	$356.9

Commercial market sales decreased in the third quarter and first nine months of 2019 as compared to the same periods of 2018, due to lower sales to new customers in both the core market, which we define as accounts with fewer than 1,000 employees, and the large case market, partially offset by higher sales to existing customers in the core and large case markets. Also impacting the comparison for the third quarter and first nine months of 2019 compared to the same periods of 2018 were higher dental and vision sales. Public sector market sales were higher in the third quarter and first nine months of 2019 due to an increase in sales to both new and existing customers. The number of new accounts decreased 4.1 percent and 3.8 percent, respectively, in the third quarter and first nine months of 2019 relative to the same periods of 2018. The average new case size decreased 6.5 percent and 5.9 percent, respectively, in the third quarter and first nine months of 2019 relative to the same periods of 2018.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Premium Income
Individual Disability	$91.4	(11.0)%	$102.7	$283.9	(11.0)%	$319.0
Long-term Care	163.6	0.4	163.0	489.2	0.7	485.8
All Other	2.1	10.5	1.9	6.6	1.5	6.5
Total Premium Income	257.1	(3.9)	267.6	779.7	(3.9)	811.3
Net Investment Income	347.3	(0.2)	348.0	1,048.3	1.6	1,031.3
Other Income	18.9	—	18.9	53.5	(5.8)	56.8
Total	623.3	(1.8)	634.5	1,881.5	(0.9)	1,899.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	537.4	(58.5)	1,294.5	1,615.3	(32.2)	2,382.1
Commissions	20.5	(1.9)	20.9	61.3	(3.2)	63.3
Interest and Debt Expense	1.2	(33.3)	1.8	4.2	(19.2)	5.2
Other Expenses	37.3	3.9	35.9	109.1	0.2	108.9
Total	596.4	(55.9)	1,353.1	1,789.9	(30.1)	2,559.5

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	26.9	103.7	(718.6)	91.6	113.9	(660.1)
Long-term Care Reserve Increase	—	(100.0)	750.8	—	(100.0)	750.8
Adjusted Operating Income	$26.9	(16.5)	$32.2	$91.6	1.0	$90.7

Interest Adjusted Loss Ratios:
Individual Disability	79.0%		80.5%	80.1%		80.1%
Long-term Care	89.8%		548.2%	88.6%		248.2%
Long-term Care Excluding Reserve Increase			87.5%			93.7%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.5%		13.4%	14.0%		13.4%
Income (Loss) Ratio			(268.5)%			(81.4)%
Adjusted Operating Income Ratio	10.5%		12.0%	11.7%		11.2%

Persistency:
Individual Disability				88.1%		88.7%
Long-term Care				95.5%		95.6%

Premium income for individual disability decreased in the third quarter and first nine months of 2019 compared to the same periods of 2018 due to policy terminations and maturities. Premium income for long-term care in the third quarter and first nine months of 2019 was slightly higher than the same prior year periods, with rate increases mostly offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs.

Net investment income was generally consistent in the third quarter of 2019, with lower miscellaneous investment income and lower yield, mostly offset by an increase in the level of invested assets, but higher in the first nine months of 2019 relative to the same periods of 2018 due to an increase in the level of invested assets, partially offset by lower miscellaneous investment income. Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

Individual disability benefits experience was favorable in the third quarter of 2019 compared to the same period of 2018 primarily driven by overall favorable claims activity. During the first nine months of 2019, individual disability benefits experience was consistent relative to the same prior year period. Long-term care benefits experience, excluding the reserve increase related to the update in our assumptions during the third quarter of 2018, was unfavorable in the third quarter of 2019 compared to the same period of 2018 primarily driven by higher claims incidence. Long-term care benefits experience during the first nine months of 2019 was not comparable to the same period of 2018 due to the previously discussed update in our assumptions but was consistent with our expectations. The interest adjusted loss ratio for the trailing twelve months subsequent to the update in our assumptions was 87.2 percent.

The other expense ratio was higher in the third quarter and first nine months of 2019 compared to the same periods of 2018 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

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

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest and debt expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Three Months Ended September 30			Nine Months Ended September 30
	2019	% Change	2018	2019	% Change	2018
Adjusted Operating Revenue
Net Investment Income	$6.7	(14.1)%	$7.8	$15.4	(31.6)%	$22.5
Other Income	1.0	N.M.	0.1	2.6	62.5	1.6
Total	7.7	(2.5)	7.9	18.0	(25.3)	24.1

Interest, Debt, and Other Expenses	81.8	48.7	55.0	181.3	23.3	147.0

Loss Before Income Tax and Net Realized Investment Gains and Losses	(74.1)	(57.3)	(47.1)	(163.3)	(32.9)	(122.9)
Cost Related to Early Retirement of Debt	25.2	N.M.	—	25.2	N.M.	—
Adjusted Operating Loss	$(48.9)	(3.8)	$(47.1)	$(138.1)	(12.4)	$(122.9)

N.M. = not a meaningful percentage

Net investment income was lower in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to a lower level of invested assets and a lower yield on invested assets.

Interest, debt, and other expenses were higher in the third quarter and first nine months of 2019 relative to the same periods of 2018, driven primarily by costs related to the early retirement of debt. Excluding these costs, interest, debt, and other expenses were higher in the third quarter and first nine months of 2019 relative to the same periods of 2018 due to higher pension costs and a higher level of outstanding debt, partially offset by higher acquisition and restructuring costs in 2018 that did not recur. See "Liquidity and Capital Resources - Debt” contained herein in Item 2 for further discussion.
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

Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of September 30, 2019

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$2,619.5	$250.2	$163.9	$13.9	$2,455.6	$264.1
Capital Goods	5,334.3	724.2	98.1	3.4	5,236.2	727.6
Communications	2,740.6	483.2	39.1	1.8	2,701.5	485.0
Consumer Cyclical	1,156.0	119.6	70.5	2.8	1,085.5	122.4
Consumer Non-Cyclical	6,671.5	907.3	167.3	32.4	6,504.2	939.7
Energy	4,537.1	616.5	275.2	43.5	4,261.9	660.0
Financial Institutions	5,663.8	651.4	101.8	11.9	5,562.0	663.3
Mortgage/Asset-Backed	1,513.2	106.5	15.5	0.2	1,497.7	106.7
Sovereigns	1,051.8	239.4	3.8	0.4	1,048.0	239.8
Technology	1,658.7	146.9	37.1	0.6	1,621.6	147.5
Transportation	1,876.6	281.4	17.3	0.1	1,859.3	281.5
U.S. Government Agencies and Municipalities	4,796.2	727.8	224.1	1.6	4,572.1	729.4
Public Utilities	7,815.7	1,390.9	133.7	5.7	7,682.0	1,396.6
Total	$47,435.0	$6,645.3	$1,347.4	$118.3	$46,087.6	$6,763.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of September 30, 2019 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after September 30, 2019. The decrease in the unrealized loss on fixed maturity securities during the third quarter of 2019 was due primarily to a decrease in U.S. treasury rates.
Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019			2018
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$4.3	$3.8	$3.0	$52.1	$25.9
> 90 <= 180 days	1.9	—	3.4	36.0	61.7
> 180 <= 270 days	—	0.6	7.4	90.2	158.2
> 270 days <= 1 year	3.1	2.4	24.0	200.0	43.9
> 1 year <= 2 years	6.6	30.6	97.0	94.5	95.7
> 2 years <= 3 years	1.5	8.2	27.1	50.5	9.7
> 3 years	—	0.2	0.7	1.7	1.9
Sub-total	17.4	45.8	162.6	525.0	397.0

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	1.6	—
> 90 <= 180 days	—	—	1.6	—	—
> 180 <= 270 days	—	1.6	—	—	—
> 270 days <= 1 year	0.3	—	—	—	14.2
> 1 year <= 2 years	—	11.1	11.1	2.9	—
Sub-total	0.3	12.7	12.7	4.5	14.2

Total	$17.7	$58.5	$175.3	$529.5	$411.2

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019			2018
	September 30	June 30	March 31	December 31	September 30
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$5.1	$6.1	$1.0	$39.7	$2.3
> 90 <= 180 days	10.3	1.3	2.1	19.0	6.9
> 180 <= 270 days	1.5	1.4	3.8	11.1	19.5
> 270 days <= 1 year	0.9	6.3	1.3	52.8	11.5
> 1 year <= 2 years	31.0	26.3	29.1	27.1	13.8
> 2 years <= 3 years	0.3	—	10.6	4.8	1.9
> 3 years	5.2	22.6	28.8	31.6	24.4
Sub-total	54.3	64.0	76.7	186.1	80.3

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	12.0	—	—	—	—
> 1 year <= 2 years	—	—	—	0.7	—
> 2 years <= 3 years	12.7	11.7	—	11.3	—
> 3 years	21.6	14.2	7.2	17.8	5.1
Sub-total	46.3	25.9	7.2	29.8	5.1

Fair Value <= 40% of Amortized Cost

> 3 years	—	—	12.6	11.0	—
Sub-total	—	—	12.6	11.0	—

Total	$100.6	$89.9	$96.5	$226.9	$85.4

At September 30, 2019, we held two below-investment-grade fixed maturity securities with a gross unrealized loss greater than $10.0 million.  One security is related to a global pharmaceutical company and had a fair value of $54.0 million and a gross unrealized loss of $23.1 million. The other security is related to a U.S. based oil and natural gas producer and had a fair value of $11.2 million and a gross unrealized loss of $13.2 million. We intend to and have the ability to continue to hold these securities to recovery of amortized cost and believe that the declines in fair value are temporary.

During the third quarter of 2019, we recognized an other-than-temporary impairment loss of $20.8 million on fixed maturity securities issued by a specialty pharmaceutical company. The company has a high level of debt, has experienced some operational issues, and is facing fines and potentially a large litigation expense, which led to our decision to no longer hold these securities to recovery of amortized cost. As of September 30, 2019, these securities had been in an unrealized loss position for a period of more than three years.

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

We had no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities or from other-than-temporary impairments during the third quarter or first nine months of 2018.

At September 30, 2019, our mortgage/asset-backed securities had an average life of 6.55 years, effective duration of 4.78 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of September 30, 2019, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,008.9 million and $3,062.6 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

Our mortgage loan portfolio was $2,321.7 million and $2,295.0 million on an amortized cost basis at September 30, 2019 and December 31, 2018, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low. We held no impaired mortgage loans at September 30, 2019. We held one impaired mortgage loan at December 31, 2018 with a net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. During the first quarter of 2019, the impaired mortgage loan was settled, and we recognized an additional loss of $0.1 million.

Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Our current credit exposure on derivatives, which is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held, was $0.3 million at September 30, 2019. We held $28.8 million of cash collateral from our counterparties at September 30, 2019. The carrying value of fixed maturity securities posted as collateral to our counterparties was $30.1 million at September 30, 2019. We had no cash collateral posted to our counterparties at September 30, 2019. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $36.4 million and $36.0 million on a fair value basis at September 30, 2019 and December 31, 2018, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses. Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed. As of September 30, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,042 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity date of 5.1 years. Short-term investments consisted primarily of commercial paper.  No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Future amounts repatriated from our foreign subsidiaries are eligible for a 100 percent exemption from U.S. income tax but may be subject to tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2019 and authorizes the repurchase of up to $750 million of common stock through November 2020, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2019. During the first nine months of 2019, we repurchased 9.0 million shares at a cost of approximately $300 million. The dollar value of shares remaining under the current repurchase program was approximately $616 million at September 30, 2019. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at September 30, 2019 are in line with our expectations and are significantly above the level that would require state regulatory action.

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

Funding for Employee Benefit Plans

During the first nine months of 2019, we made contributions of $51.5 million and £2.6 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $18 million and £1 million during the remainder of 2019. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the first nine months of 2019. We do not expect to make additional contributions to our U.S. or U.K. qualified defined benefit pension plans during the remainder of 2019. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our short-term debt balance at September 30, 2019 consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020, with deferred debt costs of $0.3 million included in the carrying amount.

Our long-term debt balance at September 30, 2019 was $3,037.6 million, net of deferred debt issuance costs of $35.8 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $45.0 million in the first nine months of 2019.

In September 2019, we issued $450.0 million of 4.500% senior notes due 2049. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

Also in September 2019, pursuant to a cash tender offer, we purchased and retired (i) $20.2 million aggregate liquidation amount of our 7.405% capital securities due 2038 issued by the Trust, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 issued by Unum Group to the Trust; (ii) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (iii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iv) $256.0 million aggregate principal amount of our 3.000% senior notes due 2021. In connection with the tender offer, we incurred costs of $25.2 million related to the early retirement of debt.

In October 2019, pursuant to the previously discussed cash tender offer, we purchased and retired an additional $2.6 million aggregate liquidation amount of our 7.405% capital securities due 2038, which resulted in the reduction of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038 issued by Unum Group to the Trust. Also in October 2019, we purchased and retired the remaining $94.0 million principal of the 3.000% senior notes due 2021 not purchased in the tender offer.

In June 2019, we issued $400.0 million of 4.000% senior notes due 2029. The notes are callable at or above par and rank equally in the right of payment with all of our other unsecured and unsubordinated debt.

In April 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2019, letters of credit totaling $0.6 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also in April 2019, we separately entered into a three-year $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At September 30, 2019, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Commitments

At September 30, 2019, we had unfunded unconditional commitments of $2.0 million to fund tax credit partnership investments, and $14.7 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $173.6 million to fund certain investments in private placement fixed maturity securities, $537.5 million to fund certain private equity partnerships, and $16.0 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018. During the first nine months of 2019, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.
Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. We had $1.8 million of securities lending agreements outstanding at September 30, 2019 which were collateralized by cash and reported as payables for collateral on investments in our consolidated balance sheets. The cash received as collateral was reinvested in short-term investments. The average balance during the first nine months of 2019 was $2.6 million, and the maximum amount outstanding at any month end was $5.9 million. In addition, at September 30, 2019, we had $158.1 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first nine months of 2019 was $186.1 million, and the maximum amount outstanding at any month end was $274.5 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at September 30, 2019, nor did we utilize any repurchase agreements during the first nine months of 2019. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of September 30, 2019, we owned $18.5 million of FHLB common stock and had no outstanding advances from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Nine Months Ended September 30
	2019	2018
Net Cash Provided by Operating Activities	$1,256.8	$1,083.5
Net Cash Used by Investing Activities	(1,205.9)	(587.4)
Net Cash Used by Financing Activities	(67.9)	(359.3)
Net Increase (Decrease) in Cash and Bank Deposits	$(17.0)	$136.8
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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for the first nine months of 2019 compared to the same prior year period was due primarily to the third quarter of 2018 reserve increase for our long-term care line of business.
Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay debt, fund acquisitions, and/or to fund our capital deployment program.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, issuance or repurchase of common stock, and dividends paid to stockholders.

In September 2019, we issued $450.0 million of 4.50% senior notes due 2049 and received total proceeds of $446.0 million.

Also in September 2019, pursuant to a cash tender offer, we purchased and retired $336.5 million aggregate liquidation/principal amount of our outstanding capital and debt securities, including debt repurchase costs of $24.1 million for a total cash outflow of $360.6 million.

In June 2019, we issued $400.0 million of 4.00% senior notes due 2029 and received total proceeds of $395.9 million.

During each of the first nine months of 2019 and 2018, we made principal payments of $45.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

In July 2018, our $200.0 million 7.00% senior unsecured notes matured.

In May 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million.

Cash used to repurchase shares of Unum Group's common stock during the first nine months of 2019 and 2018 was $297.2 million and $205.8 million, respectively. During the first nine months of 2019 and 2018, we paid dividends of $170.3 million and $160.2 million, respectively, to holders of Unum Group's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2018. During the first nine months of 2019, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. We assessed those controls based on criteria established in the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our share repurchase activity for the third quarter of 2019:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2019	1,022,445	$33.25	1,022,445	$682,184,151
August 1 - August 31, 2019	1,197,556	27.56	1,197,556	649,184,177
September 1 - September 30, 2019	1,163,103	28.37	1,163,103	616,184,199
Total	3,383,104		3,383,104

(1)	The average price paid per share excludes the cost of commissions.

(2)
In May 2019, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 23, 2020. This new authorization replaced the May 2018 authorization of $750 million that was scheduled to expire on November 24, 2019.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit 4.1	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

Exhibit 10.1	Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of August 9, 2019.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: October 30, 2019	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President and Chief Financial Officer

Date: October 30, 2019	By:	/s/ Daniel J. Waxenberg
Daniel J. Waxenberg
Senior Vice President, Chief Accounting Officer