Form 10-K
period 2019-12-31
Unum Group
filed 2020-02-18
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-11294

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter was $7.0 billion. As of February 14, 2020, there were 202,971,077 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated herein by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•Sustained periods of low interest rates.
•Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality and morbidity rates, and policy benefit offsets due to, among other factors, the rate of unemployment and consumer confidence, the emergence of new diseases, epidemics, or pandemics, new trends and developments in medical treatments, the effectiveness of our claims operational processes, and changes in governmental programs.
•Unfavorable economic or business conditions, both domestic and foreign, that may result in decreases in sales, premiums, or persistency, as well as unfavorable claims activity.
•Changes in, or interpretations or enforcement of, laws and regulations.
•A cyber attack or other security breach could result in the unauthorized acquisition of confidential data.
•The failure of our business recovery and incident management processes to resume our business operations in the event of a natural catastrophe, cyber attack, or other event.
•Investment results, including, but not limited to, changes in interest rates, defaults, changes in credit spreads, impairments, and the lack of appropriate investments in the market which can be acquired to match our liabilities.
•Increased competition from other insurers and financial services companies due to industry consolidation, new entrants to our markets, or other factors.
•Changes in our financial strength and credit ratings.
•Our ability to develop digital capabilities or execute on our technology systems upgrades or replacements.
•Actual experience in the broad array of our products that deviates from our assumptions used in pricing, underwriting, and reserving.
•Availability of reinsurance in the market and the ability of our reinsurers to meet their obligations to us.
•Ability to generate sufficient internal liquidity and/or obtain external financing.
•Damage to our reputation due to, among other factors, regulatory investigations, legal proceedings, external events, and/or inadequate or failed internal controls and procedures.
•Effectiveness of our risk management program.
•Contingencies and the level and results of litigation.
•Ineffectiveness of our derivatives hedging programs due to changes in the economic environment, counterparty risk, ratings downgrades, capital market volatility, changes in interest rates, and/or regulation.
•Fluctuation in foreign currency exchange rates.
•Recoverability and/or realization of the carrying value of our intangible assets, long-lived assets, and deferred tax assets.

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

Business Strategies

The benefits we provide help the working world thrive throughout life's moments and protect people from the financial hardship of illness, injury, or loss of life by providing support when it is needed most. As a leading provider of employee benefits, we offer a broad portfolio of products and services through the workplace.

Specifically, we offer group, individual, voluntary, and dental and vision products as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain a stronger workforce while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to information and options to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.

We have established a corporate culture consistent with the social values our products provide. Because we see important links between the obligations we have to all of our stakeholders, we place a strong emphasis on contributing to positive change in our communities. Accordingly, we are committed not only to meeting the needs of our customers who depend on us, but also to operating with integrity and being accountable for our actions through sound and consistent business practices, a strong internal compliance program, and a comprehensive risk management strategy.

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk management actions. Our strategy is centered on growing our existing business, expanding our reach, and investing in our operations and technology to anticipate and respond to new market demands to meet the changing needs of our customers.

Although the low interest rate environment continues to place pressure on our profit margins, we continue to analyze and employ strategies that we believe will help us navigate this environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders and exploring merger and acquisition opportunities to enhance our business lines. The continued strong labor market in the U.S. and the high level of consumer confidence will have positive impacts on our business. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

Reporting Segments

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate. The percentage of consolidated premium income generated by each reporting segment for the year ended December 31, 2019 is as follows:

Unum US	64.0%
Unum International	7.0
Colonial Life	18.0
Closed Block	11.0
Total	100.0%

Financial information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Unum US Segment

Our Unum US segment includes group long-term and short-term disability products, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which include individual disability, voluntary benefits, and dental and vision products. Our Unum US segment also includes fee-based leave management services and administrative services only (ASO) business. Unum US products are issued primarily by Unum America, Provident, and Starmount Life. Paul Revere Life previously issued products reported in our Unum US segment and continues to service the in-force policies, but Paul Revere Life no longer actively markets new business. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants. Our market strategy for Unum US is to effectively deliver an integrated offering of employee benefit products in the group core market segment, which we define for Unum US as employee groups with fewer than 2,000 employees, the group large case market segment, and the supplemental and voluntary market segment.

The percentage of Unum US segment premium income generated by each product line during 2019 is as follows:

Group Disability	43.1%
Group Life and Accidental Death & Dismemberment	30.4
Individual Disability	7.3
Voluntary Benefits	15.1
Dental and Vision	4.1
Total	100.0%

Group Long-term and Short-term Disability

We sell group long-term and short-term disability products to employers for the benefit of employees.

Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. We offer services to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age, generally between 65 and 70, or recovers from the disability. The benefits are limited to specified maximums as a percentage of income. Also included in our long-term disability product line is our medical stop-loss product, which is designed to protect self-insured employers if their employees' medical claims exceed certain agreed upon thresholds.

Group short-term disability insurance generally provides coverage from loss of income due to injury or sickness for up to 26 weeks, and is limited to specified maximums as a percentage of income. Benefits are effective immediately for accidents and after one week for sickness.

Our leave management services provide administrative services on behalf of employers to ensure the protected leave eligibility and status for employees are in accordance with applicable laws and regulations. ASO products provide administrative services regarding claims processing and billing for self-insured customers for which the responsibility for funding claim payments remain with the customer.

Premiums for group long-term and short-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. In some cases, coverage for large employers will include retrospective experience rating provisions or will be underwritten on an experience-rated basis. Premiums for experience-rated group long-term and short-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Both group long-term and short-term disability are sold primarily on a basis permitting periodic repricing to address the underlying claims experience. Fees for our leave management services and ASO business are generally based on the number of covered employees and an agreed-upon per-employee, per-month rate. Premiums for our medical stop-loss product are generally based on the number of covered employees in self-insured employer groups and their estimated overall health risk plus provisions for administrative expenses, and profit.

We have defined underwriting practices and procedures. If the coverage amount for our disability policies exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability. Our disability policies are typically issued, both at inception and renewal, with rate guarantees. For new group policyholders, the usual rate guarantee is one to three years. For group policies being renewed, the rate guarantee is generally one year, but may be longer. The profitability of the policy depends on the adequacy of the rate during the rate guarantee period. The contracts provide for certain circumstances in which the rate guarantees can be overridden. Our medical stop loss contracts are renewable on an annual basis and rates are not guaranteed beyond one year. There is no requirement for prospective insureds to submit evidence of insurability because coverage levels are determined for the group as a whole.

Profitability of group long-term and short-term disability insurance and our medical stop-loss product is affected by sales, persistency, investment returns, claims experience, and the level of administrative expenses. Morbidity is an important factor in disability claims experience, and many economic and societal factors can affect claim incidence for disability insurance. We routinely make pricing adjustments on our group long-term and short-term disability insurance products, when contractually permitted, which take into account emerging experience and external factors.

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

Profitability of our dental and vision products is affected by persistency, claims experience, the level of administrative expenses, and to a lesser extent, investment returns.

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

The percentage of Unum International segment premium income generated by each product line during 2019 is as follows:

Unum UK
Group Long-term Disability	56.0%
Group Life	18.4
Supplemental	14.2
Unum Poland	11.4
Total	100.0%

Unum UK Group Long-term Disability

Group long-term disability products are sold to employers for the benefit of employees. Group long-term disability provides employees with insurance coverage for loss of income in the event of extended work absences due to sickness or injury. Services are offered to employers and insureds to encourage and facilitate rehabilitation, retraining, and re-employment. Most policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches a certain age or reaches the end of the limited period specified in the policy terms. The benefits are limited to specified maximums as a percentage of income.

Premiums for group long-term disability are generally based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Some cases carry experience rating provisions. Premiums for experience-rated group long-term disability business are based on the expected experience of the client given its demographics, industry group, and location, adjusted for the credibility of the specific claim experience of the client. Policies are sold primarily on a basis permitting periodic repricing to address the underlying claims experience.

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

Unum UK Group Life

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

Unum UK Supplemental

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

Unum Poland

Unum Poland products, which include both individual and group life products, provide renewable term and whole life insurance with accident and health riders. Premiums are based on expected claims of a pool of similar risks plus provisions for administrative expenses, investment income, and profit. Profitability of our Unum Poland products is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Colonial Life Segment

Our Colonial Life segment includes accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products. These products are issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers. Our market strategy for Colonial Life is to effectively deliver a broad set of voluntary products and services in the public sector market and in the commercial market, with a particular focus on the core commercial market segment, which we define for Colonial Life as accounts with fewer than 1,000 employees.

We have defined underwriting practices and procedures for each of our products. Most policies are issued on a simplified issue basis, based on answers to simple health and employment questions. If the amount applied for exceeds certain levels, the applicant may be asked to answer additional health questions or submit to additional medical examinations.

The percentage of Colonial Life segment premium income generated by each product line during 2019 is as follows:

Accident, Sickness, and Disability	58.5%
Life	20.5
Cancer and Critical Illness	21.0
Total	100.0%

Accident, Sickness, and Disability

The accident, sickness, and disability product line consists of short-term disability plans, accident-only plans providing benefits for injuries on a specified loss basis, and our dental and vision products. It also includes accident and health plans covering hospital admissions, confinement, and surgeries.

Premiums for accident, sickness, and disability products are generally based on assumptions for morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own experience. Premiums are primarily individual guaranteed renewable for which we have the ability to change premiums on a state by state basis. A small percentage of the policies are written on a group basis for which we retain the right to change premiums at the individual account level. Premiums for our dental and vision products are generally guaranteed issue with standard industry rates that vary by age and region.
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

Closed Block Segment

Our Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. Closed Block segment premium income for 2019 was comprised of approximately 64 percent group and individual long-term care and 36 percent individual disability.

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

Individual Disability

We began limiting sales of the types of individual disability policies reported in our Closed Block segment subsequent to the mid-1990s after substantial changes in product design were implemented to improve the overall risk profile of our offerings of individual disability products. We entirely discontinued issuing new policies in this closed block of business in 2004. The majority of the policies were written on a noncancelable basis and were marketed on a single-life customer basis. Profitability is affected by persistency, investment returns, claims experience, and the level of administrative expenses.

Other

Other insurance products not actively marketed include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines. The majority of these products have been reinsured, with approximately 80 percent of reserves at December 31, 2019 ceded to other insurance companies.

Corporate Segment

Our Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Reinsurance

In the normal course of business, we assume reinsurance from and cede reinsurance to other insurance companies. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium or fee. We undertake reinsurance transactions for both risk management and capital management. If the assuming reinsurer in a reinsurance agreement is unable to meet its obligations, we remain contingently liable. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreement, reinsurance recoverable balances could become uncollectible. We evaluate the financial condition of reinsurers to whom we cede business and monitor concentration of credit risk to minimize our exposure. We may also require assets to be held in trust, letters of credit, or other acceptable collateral to support reinsurance recoverable balances. The collectibility of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. Although we have controls to minimize our exposure, the insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract could have a material adverse effect on our results of operations.

In general, the maximum amount of life insurance risk retained by our U.S. insurance subsidiaries under group or individual life or group or individual accidental death and dismemberment policies during 2019 was $1 million per covered life per policy. The retention amount remains at $1 million for 2020. For Unum Limited life insurance risk, during 2019 we had reinsurance agreements which provided 75 percent coverage up to £500 thousand per covered life for group dependent life benefits and 25 percent coverage for group lump sum benefits, as well as 100 percent coverage per covered life above that amount. The same structures will be maintained for coverage during 2020 for Unum Limited.

We have reinsurance agreements on approximately 76 percent of our Closed Block individual disability business. As of December 31, 2019, this reinsurance covers approximately 67 percent of that portion of the consolidated risk above a $3.9 billion retention limit.  The risk limit for the reinsurer grows over time to a maximum of $2.2 billion, after which any further losses will revert to us.

We have global catastrophic reinsurance coverage which covers all Unum Group insurance companies and includes four layers of coverage to limit our exposure under life, accidental death and dismemberment, long-term care, and disability policies in regard to a catastrophic event. Each layer provides coverage for all catastrophic events, including acts of war and any type of terrorism, up to $1 million of coverage per person per policy for each U.S. and non-U.K. line of covered business, and up to £2 million of coverage for each U.K. covered line of business. We have the following coverage for 2020, after a $100 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	$50.0	50.0%
Second	55.0	55.0
Third	90.0	60.0
Fourth	180.0	60.0
Total Catastrophic Coverage	$375.0

In addition to the global catastrophic reinsurance coverage noted above, Unum Limited has additional catastrophic coverage via an arms-length, inter-company reinsurance agreement with Unum America, under similar terms as the global catastrophic treaties. Unum Limited has the following additional coverage for 2020, after a £75 million deductible:

Layer	Coverage (in millions)	Percent Coverage
First	£15.0	20.0%
Second	9.0	22.5
Total Catastrophic Coverage	£24.0

Unum Poland has additional global catastrophic reinsurance coverage of up to zł70 million with a maximum retention limit of zł0.8 million in 2019. Insurable events include passive war, as well as nuclear, chemical, biological and other forms of terrorism. This agreement was renewed with the same conditions for 2020.

Events may occur which limit or eliminate the availability of catastrophic reinsurance coverage in future years.

We have a quota share reinsurance agreement under which we cede certain blocks of Unum US group long-term disability claims. The agreement is on a combination coinsurance with funds withheld and modified coinsurance basis and provides 90 percent quota share reinsurance on the ceded claims. We also have four reinsurance agreements that collectively cede approximately 55 percent of Unum US group life risk up to our per person retention limit for our U.S. insurance subsidiaries. These reinsurance agreements for Unum US group disability and group life allow us to more effectively manage capital in conformity with statutory accounting principles but do not meet insurance risk transfer in accordance with applicable U.S. generally accepted accounting principles (GAAP) and therefore are not accounted for as reinsurance in our consolidated GAAP financial statements.

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

For further discussion of our reinsurance activities, refer to "Risk Factors" contained herein in Item 1A; "Consolidated Operating Results," "Segment Results," and "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7, and Notes 1, 12, and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

We actively manage our asset and liability cash flow match and our asset and liability duration match to limit interest rate risk. We may redistribute investments among our different lines of business, when necessary, to adjust the cash flow and/or duration of the asset portfolios to better match the cash flow and duration of the liability portfolios. Asset and liability portfolio modeling is updated on a quarterly basis and is used as part of the overall interest rate risk management strategy. Cash flows from the in-force asset and liability portfolios are projected at current interest rate levels and at levels reflecting an increase and a decrease in interest rates to obtain a range of projected cash flows under the different interest rate scenarios. These results enable us to assess the impact of projected changes in cash flows and duration resulting from potential changes in interest rates. Testing the asset and liability portfolios under various interest rate scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. Although we test the asset and liability portfolios under various interest rate scenarios as part of our modeling, the majority of our liabilities related to insurance contracts are not interest rate sensitive, and we therefore have minimal exposure to policy withdrawal risk. Our determination of investment strategy relies on long-term measures such as reserve adequacy analysis and the relationship between the portfolio yields supporting our various product lines and the aggregate discount rate assumptions embedded in the reserves. We also use this analysis in determining hedging strategies and utilizing derivative financial instruments for managing interest rate risk and the risk related to matching duration for our assets and liabilities. We do not use derivative financial instruments for speculative purposes.

Refer to "Risk Factors" contained herein in Item 1A; "Critical Accounting Estimates" and the discussion of investments in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; "Quantitative and Qualitative Disclosures About Market Risk" herein in Item 7A; and Notes 1, 2, 3, and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for information on our investments and derivative financial instruments.

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

Competition

There is significant competition among insurance companies for the types of products we sell, particularly in the voluntary benefits market. We are operating in a dynamic competitive environment of both traditional and non-traditional competitors, with changes in product offerings, enrollment services, and technology solutions. We believe that the principal competitive factors affecting our business are price, quality of the customer experience regarding service and claims management, integrated product choices, enrollment capabilities, financial strength ratings, claims-paying ratings, and a solution to allow our customers to comply with the changing laws and regulations related to family medical leave benefits.

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

In the United Kingdom and Poland, where we sell both individual and group products, we compete with a mix of large internationally recognized providers and strong local carriers.

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

Insurance Regulation and Oversight

Our U.S. insurance subsidiaries are subject to regulation and oversight by insurance regulatory authorities in the jurisdictions in which they do business and by the U.S. Department of Labor (DOL) on a national basis, primarily for the protection of policyholders. State insurance regulators in the U.S. generally have broad powers with respect to all aspects of the insurance business, including the power to: license and examine insurance companies; regulate and supervise sales practices and market conduct; license agents and brokers; approve policy forms; approve premium rates and subsequent increases thereon for certain insurance products; establish reserve requirements and solvency standards; place limitations on shareholder dividends; prescribe the form and content of required financial statements and reports; regulate the types and amounts of permitted investments; and regulate reinsurance transactions. Our U.S. insurance subsidiaries are examined periodically by their states of domicile and by other states in which they are licensed to conduct business. The domestic examinations have traditionally emphasized financial matters from the perspective of protection of policyholders, but they can and have covered other subjects that an examining state may be interested in reviewing, such as market conduct issues and reserve adequacy. Examinations in other states more typically focus on market conduct, such as a review of sales practices, including the content and use of advertising materials and the licensing and appointing of agents and brokers, as well as underwriting, claims, and customer service practices, and identification and handling of unclaimed property to determine compliance with state laws. Our U.S. insurance subsidiaries are also subject to assessments by state insurance guaranty associations to cover the proportional cost of insolvent or failed insurers. The DOL enforces a comprehensive federal statute which regulates claims paying fiduciary responsibilities and reporting and disclosure requirements for most employee benefit plans.

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

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the European Union (EU). The bill gives approval to an 11-month transition period, until December 31, 2020, to allow for further negotiations regarding the details of the future relationship. The U.K.'s decision to leave the EU may add cost and complexity to our compliance efforts if new laws and regulations are established that significantly diverge from those currently in place, however, we are not aware of any indications of such changes in the short-term and do not expect significant changes over the longer term. Additionally, the insurance policies issued by our U.K. insurance subsidiary cover businesses and policyholders based in the U.K. We do not expect these policies to be affected by the U.K.'s exit nor do we anticipate the need to obtain additional insurance permissions to be able to continue writing these policies. For the small amount of contracts and coverages provided to companies and individuals outside of the U.K., we have developed contingency plans that could be invoked following the U.K.'s exit. The employees that support our U.K. business reside in the U.K. and will not need to change residence status.

Our Polish insurance subsidiary, Unum Zycie TUiR, is subject to regulation by the Komisja Nadzoru Finansowego (KNF) of the Financial Supervision Authority (FSA) in Poland. The KNF oversees the financial health and stability of financial services firms and is responsible for the prudential regulation and day-to-day supervision of insurance companies and other financial institutions.

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

The NAIC has established a working group charged with developing a group capital calculation that can be used by regulators as a baseline quantitative measure in assessing the risks and financial position of insurance groups. The working group completed its work on the U.S. group capital calculation and conducted field testing during the second half of 2019. The calculation and related instructions are being revised to incorporate findings and observations from the field testing and are expected to be adopted by the NAIC in late 2020. We are also monitoring developments around the implementation of reforms adopted by the International Association of Insurance Supervisors (IAIS) in November 2019 that established similar group capital requirements. We are not subject to the reforms adopted by the IAIS, however, the requirements could influence the reforms that will be adopted by the NAIC. We will continue to monitor the NAIC's activities on this issue but it is still too early to determine what, if any, impact these developments will have on our capital requirements.

The NAIC has adopted a valuation manual containing a principles-based approach to life insurance company reserves for new business. The earliest effective date was January 2017 with a three-year optional period before mandatory adoption by January 2020. The Company elected a staged approach to the implementation of the new requirements, with no material impact on our statutory reserves.

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

See further discussion in "Risk Factors" contained herein in Item 1A and "Liquidity and Capital Resources" contained herein in Item 7 and Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The NAIC has also adopted the Insurance Data Security Model Law, which creates a legal framework that requires insurance companies to establish cybersecurity programs designed to protect the private data of consumers. The law outlines planned cybersecurity testing, and the development of incident response plans for breach notification procedures. The model law must be adopted by individual state legislatures and insurance regulators in order to be effective in particular state. At this time, among the states in which our insurance subsidiaries are domiciled, the model law is effective only in South Carolina. The New York State Department of Financial Services has established similar regulations to this law and the state of California has enacted the California Consumer Privacy Act of 2018.

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

We are subject to federal income, employment, excise and other taxes related to both our U.S. and our foreign operations.  On December 22, 2017, the U.S. Federal government enacted a tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA). The key provisions of the TCJA relevant to us are as follows:

•Establishes a corporate income tax rate of 21 percent;
•Creates a territorial tax system rather than a worldwide system, which will generally allow companies to repatriate future foreign source earnings without incurring additional U.S. taxes by providing a 100 percent exemption for the foreign source portion of dividends from certain foreign subsidiaries;
•Subjects undistributed and previously untaxed foreign earnings and profits to a one-time transition tax also referred to as a deemed repatriation toll charge;
•Creates a U.S. shareholder tax on certain foreign subsidiary income above a routine equity return on tangible depreciable business assets (Global Intangible Low-taxed Income);
•Decreases tax-deductible life and property and casualty insurance reserves;
•Increases the amount and amortization period of acquisition costs capitalized for tax purposes;
•Reduces the maximum deduction for net operating loss (NOL) carryforwards arising in companies other than non-life insurance companies in tax years beginning after 2017 to a percentage of the taxpayer's taxable income. It also allows any NOLs generated in tax years beginning after December 31, 2017 to be carried forward indefinitely and repeals carrybacks. NOL provisions for non-life insurance companies remain unchanged from current law;
•Allows businesses to immediately write off the cost of new investments in certain qualified depreciable assets made after September 27, 2017 subject to phase downs starting in 2023;
•Eliminates or reduces certain deductions (including deductions for certain compensation arrangements, certain payments made to governments for violations of law and certain legal settlements), exclusions and credits and adds other provisions that broaden the tax base; and
•Creates a new base erosion anti-abuse tax (BEAT) that subjects certain payments made by a U.S. company to a related foreign company to additional taxes.

See "Executive Summary" and "Liquidity and Capital Resources" contained herein in Item 7 and Notes 7 and 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for discussion of the impact to our financial position and results of operations as a result of these changes.

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

Geographic Areas

Adjusted operating revenue, which excludes net realized investment gains and losses, for our Unum International segment was approximately 6 percent of our consolidated adjusted operating revenue in 2019, 2018, and 2017. As of December 31, 2019, total assets equaled approximately 6 percent of consolidated assets and total liabilities equaled approximately 5 percent of consolidated liabilities for our Unum International segment. Fluctuations in the U.S. dollar relative to the local currencies of our Unum International segment will impact our reported operating results. See "Risk Factors" contained herein in Item 1A and "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further discussion of fluctuations in foreign currency exchange rates. See "Reporting Segments" contained herein in this Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7; and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of Unum International's operating results.

Employees

At December 31, 2019, we had approximately 10,300 full-time employees.

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

Information about our Executive Officers

Our executive officers, who are also executive officers of certain of our principal subsidiaries, were appointed by Unum Group's board of directors to serve until their successors are chosen and qualified or until their earlier resignation or removal.

Name	Age	Position
Richard P. McKenney	51	President and Chief Executive Officer and a Director
Steven A. Zabel	51	Executive Vice President, Chief Financial Officer
Michael Q. Simonds	46	Executive Vice President, Chief Operating Officer
Elizabeth A. Ahmed	45	Executive Vice President, People and Communications
Timothy G. Arnold	57	Executive Vice President, Voluntary Benefits and President, Colonial Life
Puneet Bhasin	57	Executive Vice President, Chief Information and Digital Officer
Lisa G. Iglesias	54	Executive Vice President, General Counsel
Martha D. Leiper	57	Executive Vice President, Chief Investment Officer
Peter G. O'Donnell	53	Executive Vice President, Unum International
Christopher W. Pyne	50	Executive Vice President, Group Benefits

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

Mr. Zabel became Executive Vice President, Chief Financial Officer in July 2019. He previously served as Senior Vice President and President, Closed Block Operations from July 2015 to July 2019 and as Senior Vice President, Chief Risk Officer from August 2013 to July 2015. Prior to joining the Company in August 2013, he served in various senior roles at Genworth Financial, Inc. from 2004, including Senior Vice President of Long-Term Care Insurance, Chief Financial Officer for Insurance Products, and Senior Vice President of Corporate Audit Services. Before that, he was responsible for financial reporting and rating agency relationships at Americo Life, Inc. and managed life and health insurance audit engagements at Ernst & Young LLP.

Mr. Simonds was named Executive Vice President, Chief Operating Officer in February 2020. Prior to that, he served as Executive Vice President, President and Chief Executive Officer, Unum US from July 2013, after having served as Senior Vice President and Chief Operating Officer, Unum US from June 2012. He previously served as Senior Vice President, Growth Operations, Unum US from July 2010, and as Senior Vice President and Chief Marketing Officer, Unum US from March 2008. Mr. Simonds originally joined a Unum Group predecessor company in 1994, left the Company in 2000 to pursue his MBA, and rejoined the Company in 2003 after serving as a consultant with McKinsey & Company, a global management consulting firm.

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

Mr. Arnold was named Executive Vice President, Voluntary Benefits and President, Colonial Life in February 2020. Prior to that, he served as Executive Vice President, President and Chief Executive Officer, Colonial Life from January 2015, and before that, as Executive Vice President, President, Colonial Life from July 2014. He previously served as Senior Vice President, Sales and Marketing, Colonial Life from August 2012, as Senior Vice President, Chief Operations Officer, Colonial Life from July 2011, and as Senior Vice President, Integrated Underwriting, Unum US from May 2010. Mr. Arnold originally joined a Unum Group predecessor company in 1985.

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

Ms. Leiper was appointed Executive Vice President, Chief Investment Officer of the Company in October 2019. She joined the Company from USAA, a provider of financial services to the military community, where she served as Senior Vice President, Corporate Finance and Enterprise Money Movement from October 2016 to October 2019 and, before that, as Senior Vice President, Corporate Finance and Investments from May 2015 to September 2016 and Senior Vice President, Chief Investment Officer from May 2010 to May 2015. Ms. Leiper previously worked at Unum Group (including predecessor companies) beginning in 1985, holding leadership roles of increasing responsibility, including Senior Vice President and Deputy Chief Investment Officer from January 2006 to May 2010.

Mr. O'Donnell was named Executive Vice President,Unum International in February 2020. Prior to that, he held the position of Executive Vice President and Chief Executive Officer, Unum International from October 2018 when the reporting segment was previously known as Unum UK. He previously served as President and Chief Executive Officer, Unum UK, from September 2012, after having joined the Company as Unum Limited's Chief Financial Officer in 2010. Prior to joining Unum Limited, Mr. O'Donnell served as Director of Group Finance at Prudential plc, an international financial services company, from May 2008 to May 2010. He served as Finance director at Royal & SunAlliance plc, an international financial services company, from May 2005 to May 2008.

Mr. Pyne was named Executive Vice President, Group Benefits in February 2020. He previously served as Senior Vice President, Growth Operations and Distribution from June 2018 to January 2020 and as Senior Vice President, Sales and Client Management from June 2011 to June 2018. Before that, Mr. Pyne held positions of increasing responsibility within the Company's U.S. distribution organization, including Vice President, Sales from January 2011 to May 2011 and Vice President, Managing Director from January 2008 to December 2010. Mr. Pyne joined a Unum Group predecessor company in 1992.

ITEM 1A. RISK FACTORS

Overview

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

Market and Credit Risks

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products and projecting our pension obligations, which may adversely affect our results of operations or financial condition.

Declines in interest rates and/or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our GAAP reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or contribute additional capital to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition. Similarly, we are required to perform annual adequacy testing, that considers multiple interest rate scenarios, to ensure our statutory reserves continue to meet statutory requirements, which could also require a need to increase our statutory reserves and/or contribute additional capital.

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

Unfavorable economic or market conditions may result in lower sales, lower premium growth and persistency, higher claims incidence, unfavorable mortality, and longer claims duration, which may adversely affect our results of operations or financial condition.

We are affected by conditions in the capital markets and the general economy, primarily in the United States, the United Kingdom, Poland, and to a lesser extent, the broader global financial markets. Negative developments in the capital markets and/or the general economy could adversely affect our business and results of operations.

In particular, factors such as unemployment levels, consumer confidence levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, pandemics, and the threat of terrorism all affect the business and economic environment and, ultimately, the amount and profitability of our businesses. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income, reduced consumer spending, and lower corporate earnings and investment, new product sales may be adversely affected. Our premium growth may also be negatively impacted by lower premium growth from existing customers due to lower salary growth and lower growth in the number of employees covered under an existing policy. In addition, during such periods we may experience higher claims incidence, longer claims duration, and/or an increase in policy lapses, any of which could have a material adverse effect on our results of operations or financial condition.

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

Market Timing and Liquidity Risk

While we attempt to match our asset cash flows and durations with expected liability cash flows and durations to meet the funding requirements of our business, there may at times be a lack of appropriate investments in the market which can be acquired. In particular, due to the long duration of our long-term care product, the timing of our investment cash flows do not match those of our maturing liabilities. In addition, we may, in certain circumstances, need to sell investments due to changes in regulatory or capital requirements, changes in tax laws, rating agency decisions, and/or unexpected changes in liquidity needs. There may also be a limited market for certain of our investments, such as our private placement fixed maturity securities, mortgage loans, and policy loans, which makes them more illiquid. In periods of market volatility or disruption, other of our securities may also experience reduced liquidity. If events occur wherein we need to sell securities in an unfavorable interest rate or credit environment or need to quickly sell securities which are illiquid, market prices may be lower than what we might realize under normal circumstances, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

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

The effectiveness and utilization of our hedging programs may be affected by changes in the economic environment, changes in interest rates, capital market volatility, non-performance by our counterparties, changes in the level of required collateral, or regulation, which may adversely affect our results of operations, financial condition, or liquidity.

We use derivative financial instruments to help us manage certain risks related to our business operations, primarily foreign currency risk, interest rate risk, and risk related to matching duration for our assets and liabilities. Factors associated with derivative financial instruments could adversely affect our results of operations, financial condition, or liquidity. Ineffectiveness of our hedges due to changes in expected future events, such as the risk created by uncertainty in the economic environment or if our counterparties fail or refuse to honor their obligations under these derivative instruments, may have a material adverse effect on our results of operations or financial condition. Capital market turmoil may result in an increase in the risk of non-performance by our counterparties, many of which are financial institutions. Non-performance by our counterparties may force us to unwind hedges, and we may be unable to replace the hedge, thereby leaving the risk unhedged. Under the terms of our hedging contracts, we are required to post collateral and to maintain a certain level of collateral, which may adversely affect our liquidity and could subject us to the credit risk of the counterparty to the extent it holds such collateral. Changes in regulations may have an adverse effect on our ability to execute hedging strategies due to the increased economic cost of derivatives, primarily as a result of more restrictive collateral requirements.

We are monitoring the developments surrounding the transition from the London Interbank Offered Rate (LIBOR) expected to occur in 2021. We are continuing to evaluate the impact, if any, to our existing financial arrangements that extend past 2021 which primarily includes investments, derivatives, and debt agreements.

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

See "Reserves for Policy and Contract Benefits" contained herein in Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, "Interest Rate Risk" contained herein in Item 7A, and Notes 1, 2, 3, 4 and 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Insurance Risks

Actual experience may differ from our reserve assumptions which may adversely affect our results of operations or financial condition.

Historical results may not be indicative of future performance due to, among other things, changes in our mix of business, re-pricing of certain lines of business, or any number of economic cyclical effects on our business. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of future benefit liabilities but are instead estimates made by us using actuarial and statistical procedures. Actual experience may differ from our reserve assumptions. There can be no assurance that our reserves will be sufficient to fund our future liabilities in all circumstances. Future loss development may require reserves to be increased, which would adversely affect earnings in current and future periods. Life expectancies may continue to increase, which could lengthen the time a claimant receives disability or long-term care benefits and could result in a change in mortality assumptions and an increase in reserves for these and other long-tailed products. Adjustments to reserve amounts may also be required in the event of changes from the assumptions regarding future morbidity (which represents the incidence of claims and the rate of recovery, including the effects thereon of inflation and other societal and economic factors); premium rate increases; persistency; policy benefit offsets, including those for social security and other government-based welfare benefits; and interest rates used in calculating the reserve amounts, which could have a material adverse effect on our results of operations or financial condition.

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

Long-term Care Insurance

Long-term care insurance can be affected by a number of demographic, medical, economic, governmental, competitive, and other factors. Because long-term care insurance is a relatively new product for the insurance industry and is long-duration in nature, there is not as much historical data as is available for our other products. This creates a level of uncertainty in properly pricing the product and using appropriate assumptions when establishing reserves. Long-term care insurance is guaranteed renewable and can be re-priced to reflect adverse experience, but the re-pricing is subject to regulatory approval by our states of domicile and may also be subject to approval by jurisdictions in which our policyholders reside. The rate approval process can affect the length of time in which the re-pricing can be implemented, if at all, and the rate increases ultimately approved may be unfavorable relative to assumptions used to establish our reserves. We monitor our own experience and industry studies concerning morbidity, mortality, and policyholder terminations to understand emerging trends.  Changes in actual experience relative to our expectations may adversely affect our profitability and reserves.  To the extent mortality improves for the general population, and life expectancies increase, the period for which a claimant receives long-term care benefits may lengthen and the associated impact of advanced aging of policyholders may cause an increase in claims incidence. Medical advances may continue to have an impact on claim incidence and duration, both favorable and unfavorable. Due to the long duration of the product, the timing and/or amount of our investment cash flows are difficult to match to those of our maturing liabilities. Sustained periods of low or declining interest rates could result in increases in reserves and adversely affect our results of operations.

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

Long-lived assets, including assets such as real estate and information technology software, also may require impairment testing to determine whether changes in circumstances indicate that we may be unable to recover the carrying amount.

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

See "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Note 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Operational Risks

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

We and our third-party providers have experienced and likely will continue to experience information security incidents from time to time. Although known incidents have not had a material effect on our business or financial condition, there is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents that could have such an effect. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties, as well as our reliance on them, is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. Further, successful cyber-attacks at other large financial institutions or other market participants, whether or not we are affected, could lead to a general loss of customer and investor confidence in financial institutions that could negatively affect us.
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

In the event of a disaster such as a natural catastrophe, an epidemic/pandemic, a cyber attack, cyber security breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data or result in a significant failure of our internal control environment. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

The failure of our information technology and/or disaster recovery processes or systems for any reason could cause significant interruptions or malfunctions in our or our customers’ operations and result in the loss, theft, or failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions, legal claims, and increased expenses, and lead to a loss of customers and revenues.

Our failure to develop digital capabilities or to effectively execute upgrades to or replacements of information technology systems could impair our ability to deliver on our growth initiatives or administer our business, which may adversely affect our business, results of operations, or financial condition.

Our business plans increasingly rely on digital capabilities to meet or surpass customer expectations, simplify our operations, and deliver innovative product and service offerings. If we are unable to effectively develop and offer digital capabilities that enhance our customers' experience, we may not fully achieve our strategic growth initiatives and may also experience the loss of existing business. Although we believe we have information technology systems which adequately support our business needs, we continually upgrade our existing information technology systems and acquire or develop new systems to keep pace with the rapidly changing business and technology environment. There are risks involved with upgrading or replacing information technology systems, including, but not limited to, data loss, data errors, and disruption to our operations. We seek to monitor and control our exposure to the risks arising out of these activities through our risk control framework which encompasses a variety of reporting systems, internal controls, management review processes, and other mechanisms.

Unum Group depends on funds from its subsidiaries to meet its obligations and pay dividends. The ability of our subsidiaries to transfer funds to Unum Group may be impaired by adverse financial results or a change in capital requirements. Accordingly, internal sources of capital and liquidity may not always be sufficient. If we need to seek external capital, adverse market conditions may affect our access to capital or our cost of capital.

Unum Group is a holding company for insurance and other subsidiaries and has limited operations of its own. Our insurance subsidiaries are subject to insurance laws and regulatory limitations on the payment of dividends and on other transfers of funds or other assets to affiliates, including to Unum Group. The level of earnings and capital in our subsidiaries, as well as business conditions and rating agency considerations, could impact our insurance and other subsidiaries' ability to pay dividends or to make other transfers of funds to Unum Group, which could impair our ability to pay dividends to Unum Group's common stockholders, meet our debt and other payment obligations, and/or repurchase shares of Unum Group's common stock. The use of funds held by Unum Group as consideration in any acquisition could affect our capital plan and render those funds unavailable for other corporate purposes.

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

We rely on our credit facilities as a potential source of liquidity. Our right to borrow funds under these facilities is subject to financial covenants, negative covenants, and events of default. Our ability to borrow under these facilities are also subject to the continued willingness and ability of the lenders to provide funds. Our failure to comply with the covenants in the credit facilities or the failure of lenders to fund their lending commitments would restrict our ability to access these facilities when needed, with a resulting adverse effect on our results of operations, financial condition, or liquidity.

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

We have devoted significant resources to develop our enterprise risk management program, which has the objective of managing our strategic, market, credit, insurance, and operations risks, which ultimately impact our reputational risk. However, our program may not be comprehensive, and our methods for monitoring and managing risk may not fully predict or mitigate future exposures. In this case, there may be a negative impact to our business, results of operations, or financial condition.

See "Regulation" contained herein Item 1, "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7 and Notes 1, 7 and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on legal proceedings.
See "Quantitative and Qualitative Disclosures About Market Risk" contained herein in Item 7A for further information about our risk management program.

General Risks

We and our insurance subsidiaries are subject to extensive supervision and regulation. Changes in laws and regulations that affect our industry or findings from examinations and investigations may affect the cost or demand for our products, increase capital and reserving requirements for our insurance subsidiaries, and adversely affect our profitability, liquidity, or growth.

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

Regulatory examinations or investigations could result in, among other things, an increase to reserving requirements, changes in our claims handling or other business practices, changes in procedures for the identification and payment to the states of benefits and other property that is not claimed by the owners, changes in the use and oversight of reinsurance, changes in governance and other oversight procedures, assessments by tax authorities or other governing agencies, fines, and other administrative action, which could injure our reputation, adversely affect our issuer credit ratings and financial strength ratings, place us at a competitive disadvantage in marketing or administering our products, impair our ability to sell or retain insurance policies, and/or have a material adverse effect on our results of operations or financial condition.

It is possible that there will be heightened oversight of insurers by regulatory authorities in the jurisdictions in which our insurance subsidiaries are domiciled and operate. We cannot predict specific proposals that might be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, results of operations, or financial condition. For instance, the NAIC or state regulators may adopt further revisions to the RBC formula, the PRA may revise its capital adequacy requirements and minimum solvency margins, the IAIS may adopt capital requirements to which we could be subject, or rating agencies may incorporate higher capital thresholds into their quantitative analyses, thus requiring additional capital contributions by us to our insurance subsidiaries. Increased financial services regulation, which could include activities undertaken by the NAIC and regulatory authorities in the U.K., Poland, and the EU may impose greater quantitative requirements, supervisory review, and disclosure requirements and may impact the business strategies, capital requirements, and profitability of our insurance subsidiaries. The United Kingdom's Financial Ombudsman Service, which was established to help settle disputes between consumers and businesses providing financial services, and the FCA, which has rule-making, investigative, and enforcement powers to protect consumers, may hamper our ability to do business, which could have a material adverse effect on our U.K. operations.

Our financial statements are subject to the application of generally accepted accounting principles, in the United States, the United Kingdom, and Poland, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies within these countries, which may also be influenced by the International Accounting Standards Board. Future accounting standards we adopt, including the U.S. Financial Accounting Standards Board's accounting standard update related to long-duration targeted improvements for insurance contracts, will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition and may also impact the perception of our business by external stakeholders.

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

Changes in U.S. programs such as healthcare reform, the emergence of paid family and medical leave legislation, and financial services sector reform may compete with or diminish the need or demand for our products, particularly as it may affect our ability to sell our products through employers or in the workplace. The U.S. social security disability insurance program may not be sustainable, which may adversely affect the level of our disability claim payments and reserves. Legislative changes related to pension funding requirements could negatively impact our cash flows from operations and our profitability.

Changes in tax laws and other regulations or interpretations of such laws or regulations could unfavorably impact our corporate taxes. In addition, changes in tax laws could make some of our products less attractive to consumers.

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the EU. The bill gives approval to an 11-month transition period, until December 31, 2020, to allow for further negotiations regarding the details of the future relationship. Although we do not expect the withdrawal to have a significant direct impact on the underlying operations of our U.K. business, disruption and uncertainty associated with the withdrawal may continue to dampen economic growth in the U.K., and correspondingly, the earnings of our U.K. business. We may experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. We may also experience higher claims incidence in the near term, which is generally correlated to periods of economic uncertainty. Additionally, it is possible that there are tax impacts associated with the exit such as revised or new tax regulations. The continued dampening of growth due to the current disruption and uncertainty in the U.K. economy may lead to lower near-term sales and premium growth. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate.

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

In addition, being in the business of insurance, we are paid to accept certain risks. Those who conduct business on our behalf, including executive officers and members of management, sales managers, investment professionals, and to some extent, independent agents and brokers, do so in part by making decisions that involve exposing us to risk. These include decisions such as maintaining effective underwriting and pricing discipline, maintaining effective claim management and customer service performance, managing our investment portfolio and derivatives trading activities, delivering effective technology solutions, complying with established sales practices, executing our capital management strategy, exiting a line of business and/or pursuing strategic growth initiatives, and other decisions. Although we employ controls and procedures designed to monitor business decisions and prevent us from taking excessive risks or unintentionally failing to comply with internal policies and practices such that errors occur, there can be no assurance that these controls and procedures will be effective. If our employees and business associates take excessive risks and/or fail to comply with internal policies and practices, the impact of those events may damage our market position and reputation.

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

See "Reserves for Policy and Contract Benefits", "Competition", "Regulation" and "Ratings" contained herein in Item 1, "Executive Summary" and "Critical Accounting Estimates" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein in Item 7, and Notes 1, 6, 7, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2019, we owned approximately 2.3 million square feet of office space, comprised of five campuses located in Chattanooga, Tennessee; Portland, Maine; Columbia, South Carolina; Baton Rouge, Louisiana; and Dorking in the United Kingdom. In addition, as of December 31, 2019, we leased approximately 0.2 million square feet of office space in Worcester, Massachusetts and approximately 0.7 million square feet in various other locations throughout the United States, the United Kingdom, Ireland, and Poland. Substantially all of the properties owned or leased are used by one or more of all five reporting segments, depending on the location. We believe our properties and facilities are suitable and adequate for current operations.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Unum Group is traded on the New York Stock Exchange. The stock symbol is UNM. Quarterly dividends declared and paid per share of common stock are as follows:

2019
4th Quarter	$0.285
3rd Quarter	0.285
2nd Quarter	0.260
1st Quarter	0.260

2018
4th Quarter	$0.260
3rd Quarter	0.260
2nd Quarter	0.230
1st Quarter	0.230

Our board of directors has the authority to declare cash dividends on shares of our common stock. In determining dividends, the board takes into account a number of factors including our financial condition and results of operations, regulatory limitations on the payment of dividends from subsidiaries, cash requirements, general economic conditions, and other factors the board may deem relevant.  For information on restrictions relating to our subsidiaries' ability to pay dividends to Unum Group and certain of its intermediate holding company subsidiaries, see "Liquidity and Capital Resources - Cash Available from Subsidiaries" contained herein in Item 7 and Note 16 of the "Notes to Consolidated Financial Statements" contained herein in Item 8. For information relating to compensation plans under which Unum Group's equity securities are authorized for issuance, see Item 12 contained herein.

As of February 14, 2020, there were 8,711 registered holders of common stock.

The following table provides information about our share repurchase activity for the fourth quarter of 2019:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31, 2019	—	$—	—	$616,184,199
November 1 - November 30, 2019	1,089,613	29.99	1,089,613	583,507,160
December 1 - December 31, 2019	2,263,839	29.74	2,263,839	516,184,221
Total	3,353,452		3,353,452

(1) The average price paid per share excludes the cost of commissions.
(2) In May 2019, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 23, 2020.

ITEM 6. SELECTED FINANCIAL DATA

(in millions of dollars, except share data)
	At or for the Year Ended December 31
	2019	2018	2017	2016	2015
Income Statement Data

Revenue
Premium Income	$9,365.6	$8,986.1	$8,597.1	$8,357.7	$8,082.4
Net Investment Income	2,435.3	2,453.7	2,451.7	2,459.0	2,481.2
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3	24.2	(43.8)
Other Income	221.2	198.2	197.7	205.6	211.5
Total Revenue	11,998.9	11,598.5	11,286.8	11,046.5	10,731.3

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits[1]	7,496.2	8,020.4	7,055.7	6,941.8	6,782.8
Commissions	1,122.7	1,108.4	1,060.8	1,026.7	996.3
Interest and Debt Expense and Cost Related to Early Retirement of Debt[2]	204.7	167.3	159.9	166.0	152.8
Other Expenses[3]	1,793.2	1,674.6	1,606.4	1,564.3	1,561.1
Total Benefits and Expenses	10,616.8	10,970.7	9,882.8	9,698.8	9,493.0

Income Before Income Tax	1,382.1	627.8	1,404.0	1,347.7	1,238.3
Income Tax	281.8	104.4	409.8	416.3	371.2

Net Income	$1,100.3	$523.4	$994.2	$931.4	$867.1

Balance Sheet Data

Assets	$67,013.4	$61,875.6	$64,013.1	$61,941.5	$60,563.6

Long-term Debt	$2,926.9	$2,971.3	$2,738.4	$2,999.4	$2,449.4

Accumulated Other Comprehensive Income (Loss)	$37.3	$(814.2)	$127.5	$(51.0)	$16.1
Other Stockholders' Equity	9,927.7	9,436.0	9,447.4	9,019.0	8,647.8
Total Stockholders' Equity	$9,965.0	$8,621.8	$9,574.9	$8,968.0	$8,663.9

Per Share Data

Net Income
Basic	$5.25	$2.38	$4.39	$3.96	$3.51
Assuming Dilution	$5.24	$2.38	$4.37	$3.95	$3.50

Stockholders' Equity	$49.10	$40.19	$43.02	$39.02	$35.96

Cash Dividends	$1.09	$0.98	$0.86	$0.77	$0.70

Weighted Average Common Shares Outstanding
Basic (000s)	209,728.9	219,635.6	226,492.4	235,445.7	246,986.7
Assuming Dilution (000s)	209,854.4	220,058.6	227,335.2	235,979.2	247,854.7

1 Includes a reserve increase of $750.8 million in 2018 related to our long-term care closed block business. See Note 6 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2018 reserve increase.

2 Includes cost related to early retirement of debt of $27.3 million in 2019. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of the 2019 cost related to early retirement of debt.

3 Includes the net change in deferred acquisition costs as well as compensation expense and other expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented in this section should be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, "Risk Factors" included herein Item 1A, "Selected Financial Data" included herein this Item 6, and the Consolidated Financial Statements and notes thereto included in Item 8.

Executive Summary

2019 Operating Performance and Capital Management

For 2019, we reported net income of $1,100.3 million, or $5.24 per diluted common share, compared to net income of $523.4 million, or $2.38 per diluted common share, in 2018. Net income includes net realized investment gains and losses. Included in our results for 2019 are costs related to the early retirement of debt of $27.3 million before tax and $21.6 million after tax, or $0.11 per diluted common share. Included in our 2018 results is a reserve increase related to our long-term care block of business of $750.8 million before tax and $593.1 million after tax, or $2.70 per diluted common share. Adjusting for these items, after-tax adjusted operating income for 2019 was $1,140.6 million, or $5.44 per diluted common share compared to $1,145.0 million, or $5.20 per diluted common share for 2018. See "Long-term Care Reserve Increase, "Reconciliation of Non-GAAP and Other Financial Measures," and "Consolidated Operating Results" contained herein in this Item 7 for further discussion and a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 1.6 percent in 2019 compared to 2018, with growth in premium income, partially offset by lower net investment income and higher amortization of deferred acquisition costs. The benefit ratio for our Unum US segment for 2019 was 66.9 percent, compared to 67.2 percent in 2018. Unum US sales decreased 0.4 percent in 2019 compared to 2018. Persistency in our group product lines was stable while persistency in our supplemental and voluntary product lines was less favorable.

Our Unum International segment reported a decrease in adjusted operating income of 5.3 percent in 2019 compared to 2018, as measured in U.S. dollars. Our Unum UK line of business reported a decrease in adjusted operating income of 4.3 percent compared to 2018, as measured in local currency, due primarily to unfavorable benefits experience, partially offset by an increase in premium income and net investment income. The benefit ratio for our Unum UK line of business was 76.7 percent in 2019 compared to 74.4 percent in 2018. Unum International sales, as measured in U.S. dollars, increased 14.9 percent in 2019 compared to 2018. Unum UK sales, as measured in local currency, increased 8.5 percent in 2019 compared to 2018. Persistency was higher overall relative to the prior year.

Our Colonial Life segment reported an increase in adjusted operating income of 2.8 percent in 2019 compared to 2018 due to growth in premium income, partially offset by higher amortization of deferred acquisition costs and lower net investment income. The 2019 benefit ratio for Colonial Life was 51.3 percent, which was generally consistent with 51.4 percent in 2018. Colonial Life sales increased 0.8 percent in 2019 compared to 2018. Persistency was lower relative to the prior year.

Our Closed Block segment reported adjusted operating income of $137.7 million in 2019. In 2018, our Closed Block segment reported a loss of $625.3 million. Excluding the 2018 long-term care reserve increase, adjusted operating income for this segment was $125.5 million in 2018. The increase in adjusted operating income in 2019 compared to 2018 was due primarily to an increase in net investment income and overall favorable benefits experience, partially offset by lower premium income. The long-term care interest adjusted loss ratio for 2019 was not comparable to 2018 due to the update in our assumptions during the third quarter of 2018, but was within our range of expectations. Benefits experience for individual disability was favorable in 2019 compared to 2018 and remains within our expectations.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $6.4 billion at December 31, 2019, compared to $2.7 billion at December 31, 2018, with the increase due primarily to a decline in U.S. Treasury rates and credit spreads during 2019. The earned book yield on our investment portfolio was 5.00 percent for 2019 compared to a yield of 5.15 percent for 2018.

We believe our capital and financial positions are strong. At December 31, 2019, the RBC ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 365 percent, which is in line with our expectations. During 2019, we repurchased 12.3 million shares of Unum Group common stock under our share repurchase program, at a cost of approximately $400 million. Our weighted average common shares outstanding, assuming dilution, equaled 209.9 million for 2019 compared to 220.1 million for 2018, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of December 31, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $863 million.

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

2018 Acquisitions of Business

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

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the EU. The bill gives approval to an 11- month transition period, until December 31, 2020, to allow for further negotiations regarding the details of the future relationship. We do not expect that the underlying operations of our U.K. business to be significantly impacted by the withdrawal but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers, but we do not expect a material increase in other-than-temporary impairments or defaults, nor do we believe this volatility will impact our ability to hold these investments. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. See "Regulation" contained herein in Item 1, "Risk Factors" contained herein Item 1A, and "Unum International Segment" contained herein this Item 7.

Consolidated Company Outlook for 2020

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength as we seek to capitalize on the growing and largely unfilled need for our products and services. We believe the need for our products and services remains strong, and we intend to continue protecting our solid margins and returns through our pricing and risk management actions. Our strategy is centered on growing our existing business, expanding our reach, and investing in our operations and technology to anticipate and respond to new market demands to meet the changing needs of our customers.

We expect a continuation of the positive operating trends in our core businesses during 2020, with solid premium growth, consistent risk management, and a continued focus on operational efficiencies.

The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our reported consolidated financial results may also continue to be unfavorably impacted by political and economic uncertainty in the U.K., specifically lower interest rates, wage inflation, employer spending, and claims volatility.

We continue to analyze and employ strategies that we believe will help us navigate the current environment and allow us to maintain solid operating margins and significant financial flexibility to support the needs of our businesses, while also continuing to return capital to our shareholders and exploring merger and acquisition opportunities to enhance our business lines. The continued strong labor market in the U.S. and the high level of consumer confidence will have positive impacts on our business. We have substantial leverage to rising interest rates and an improving economy which generates payroll growth and wage inflation. We believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our long-term financial objectives.

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

See "Executive Summary" contained herein in Item 7 and Notes 6, 7, 8, and 14 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion regarding the impacts of the long-term care reserve increase, the TCJA, the unclaimed death benefit reserve increase, cost related to the early retirement of debt, and the loss from a guaranty fund assessment, respectively.

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Year Ended December 31
	2019		2018		2017
	(in millions)	per share *	(in millions)	per share *	(in millions)	per share *
Net Income	$1,100.3	$5.24	$523.4	$2.38	$994.2	$4.37
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $(4.5); $(11.0); $15.0)	(18.7)	(0.09)	(28.5)	(0.12)	25.3	0.11
Cost Related to Early Retirement of Debt (net of tax benefit of $5.7; $-; $-)	(21.6)	(0.11)	—	—	—	—
Long-term Care Reserve Increase (net of tax benefit of $-; $157.7; $-)	—	—	(593.1)	(2.70)	—	—
Loss from Guaranty Fund Assessment (net of tax benefit of $-; $-; $7.2)	—	—	—	—	(13.4)	(0.06)
Unclaimed Death Benefits Reserve Increase (net of tax benefit of $-; $-; $13.6)	—	—	—	—	(25.4)	(0.11)
Net Tax Benefit from Impacts of TCJA	—	—	—	—	31.5	0.14
After-tax Adjusted Operating Income	$1,140.6	$5.44	$1,145.0	$5.20	$976.2	$4.29

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Total Revenue	$11,998.9	$11,598.5	$11,286.8
Excluding:
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3
Adjusted Operating Revenue	$12,022.1	$11,638.0	$11,246.5

Income Before Income Tax	$1,382.1	$627.8	$1,404.0
Excluding:
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3
Cost Related to Early Retirement of Debt	(27.3)	—	—
Long-term Care Reserve Increase	—	(750.8)	—
Loss from Guaranty Fund Assessment	—	—	(20.6)
Unclaimed Death Benefits Reserve Increase	—	—	(39.0)
Adjusted Operating Income	$1,432.6	$1,418.1	$1,423.3

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

Reserves for Policy and Contract Benefits

Reserves for policy and contract benefits are our largest liabilities and represent claims that we estimate we will eventually pay to our policyholders. The two primary categories of reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported to us. Reserves for policy and contract benefits equaled $43.7 billion and $43.3 billion at December 31, 2019 and 2018, respectively, or approximately 76.6 percent and 81.3 percent of our total liabilities, respectively. Reserves ceded to reinsurers were $7.2 billion at both December 31, 2019 and 2018 and are reported as a reinsurance recoverable in our consolidated balance sheets.

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

•Persistency assumptions are based on our actual historical experience adjusted for future expectations.
•Claim incidence and claim resolution rate assumptions related to mortality and morbidity are based on actual experience or industry standards adjusted as appropriate to reflect our actual experience and future expectations.
•Discount rate assumptions are based on our current and expected net investment returns.

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

The majority of the Colonial Life segment lines of business have short-term benefits, which generally have less estimation variability than our long-term products because of the shorter claim payout period. Our claim reserves for Colonial Life's lines of business are predominantly determined using the incurred loss development method based on our own experience. The incurred loss development method uses the historical patterns of payments by loss date to predict future claim payments for each loss date. Where the incurred loss development method may not be appropriate, we estimate the incurred claims using an expected claim cost per policy or other measure of exposure. The key assumptions for claim reserves for the Colonial Life segment lines of business are the timing, rate, and amount of estimated future claim payments; and the estimated expenses associated with the payment of claims.

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

(in millions of dollars)	December 31, 2019
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,814.5	$683.8	28.2%	$6,498.3	$58.3	$6,440.0
Group Life and Accidental Death & Dismemberment	59.9	0.3	721.1	234.2	4.1	1,015.2	6.2	1,009.0
Individual Disability	499.0	2.4	1,391.1	140.3	6.6	2,030.4	217.2	1,813.2
Voluntary Benefits	1,700.1	8.2	45.8	51.4	0.4	1,797.3	26.1	1,771.2
Dental and Vision	—	—	—	15.4	0.1	15.4	0.2	15.2
Unum US Segment	2,259.0	10.9	7,972.5	1,125.1	39.4	11,356.6	308.0	11,048.6

Unum International Segment	186.5	0.9	1,986.4	110.0	9.1	2,282.9	87.6	2,195.3

Colonial Life Segment	2,229.0	10.8	297.4	113.2	1.8	2,639.6	6.2	2,633.4

Individual Disability	258.8	1.3	8,724.1	172.7	38.5	9,155.6	1,669.4	7,486.2
Long-term Care	9,864.6	47.8	2,045.2	232.0	9.9	12,141.8	44.7	12,097.1
Other	5,847.9	28.3	177.6	120.5	1.3	6,146.0	5,133.1	1,012.9
Closed Block Segment	15,971.3	77.4	10,946.9	525.2	49.7	27,443.4	6,847.2	20,596.2

Subtotal	$20,645.8	100.0%	$21,203.2	$1,873.5	100.0%	43,722.5	7,249.0	36,473.5

Adjustment Related to Unrealized Investment Gains and Losses						5,803.1	424.7	5,378.4

Consolidated						$49,525.6	$7,673.7	$41,851.9

	December 31, 2018
	Gross						Total Reinsurance Ceded
	Policy Reserves		Claim Reserves					Total Net
		%	Incurred	IBNR	%	Total
Group Disability	$—	—%	$5,900.0	$670.8	28.4%	$6,570.8	$71.0	$6,499.8
Group Life and Accidental Death & Dismemberment	52.9	0.3	750.7	217.8	4.2	1,021.4	7.1	1,014.3
Individual Disability	518.4	2.6	1,357.8	137.1	6.4	2,013.3	217.1	1,796.2
Voluntary Benefits	1,643.9	8.1	49.0	58.1	0.5	1,751.0	27.1	1,723.9
Dental and Vision	—	—	0.1	14.5	0.2	14.6	0.2	14.4
Unum US Segment	2,215.2	11.0	8,057.6	1,098.3	39.7	11,371.1	322.5	11,048.6

Unum International Segment	175.7	0.9	1,838.4	115.0	8.4	2,129.1	84.6	2,044.5

Colonial Life Segment	2,112.5	10.5	292.6	131.4	1.8	2,536.5	8.0	2,528.5

Individual Disability	332.2	1.6	9,085.0	199.6	40.1	9,616.8	1,646.6	7,970.2
Long-term Care	9,463.2	46.9	1,787.6	235.7	8.7	11,486.5	39.9	11,446.6
Other	5,869.5	29.1	187.6	120.2	1.3	6,177.3	5,119.8	1,057.5
Closed Block Segment	15,664.9	77.6	11,060.2	555.5	50.1	27,280.6	6,806.3	20,474.3

Subtotal	$20,168.3	100.0%	$21,248.8	$1,900.2	100.0%	43,317.3	7,221.4	36,095.9

Adjustment Related to Unrealized Investment Gains and Losses						3,220.3	261.4	2,958.9

Consolidated						$46,537.6	$7,482.8	$39,054.8

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

1.The discount rate, which is used in calculating both policy reserves and incurred and IBNR claim reserves, is the interest rate that we use to discount future claim payments to determine the present value. A higher discount rate produces a lower reserve. If the discount rate is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In this case, the reserves may eventually be insufficient. We set our assumptions based on our current and expected future investment yield of the assets supporting the reserves, considering current and expected future market conditions. If the investment yield on new investments that are purchased differs from the investment yield of the existing investment portfolio, the discount rate assumption on claims may be adjusted to reflect the impact of the new investment yield.

2.The claim resolution rate, used for both policy reserves and incurred and IBNR claim reserves, is the probability that a disability or long-term care claim will close due to recovery or death of the insured. It is important because it is used to estimate how long benefits will be paid for a claim. Estimated resolution rates that are set too high will result in reserves that are lower than they need to be to pay the claim benefits over time. Claim resolution assumptions involve many factors, including the cause of disability, the policyholder's age, the type of contractual benefits provided, and the time since initial disability. We primarily use our own claim experience to develop our claim resolution assumptions. These assumptions are established for the probability of death and the probability of recovery from disability. Our studies review actual claim resolution experience over a number of years, with more weight placed on our experience in the more recent years. We also consider any expected future changes in claim resolution experience.

3.The incidence rate, used for policy reserves and IBNR claim reserves, is the rate at which new claims are submitted to us. The incidence rate is affected by many factors, including the age of the insured, the insured's occupation or industry, the benefit plan design, and certain external factors such as consumer confidence and levels of unemployment. We establish our incidence assumption using a historical review of actual incidence results along with an outlook of future incidence expectations.

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

Claim incidence rates for Unum US group long-term disability were generally consistent in 2019 compared to the prior year.

In 2019, both short-term and long-term interest rates decreased. The long-term interest rates supporting the majority of our lines of business remain below historical norms. The assumptions we used to discount reserves during this period were slightly lower for certain of our product lines. Reserve discount rate assumptions for new policies and new claims are periodically adjusted to reflect our current and expected net investment returns. Changes in our average discount rate assumptions tend to occur gradually over a longer period of time because of the long-duration investment portfolios which support the reserves for the majority of our lines of business.

Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period, both favorably and unfavorably. Claim resolution rates are very sensitive to operational and environmental changes and have a greater chance of significant variability in a shorter period of time than our other reserve assumptions. These rates are reviewed on a quarterly basis for the death and recovery components separately. Claim resolution rates in our Unum US group long-term disability product line and in our Closed Block individual disability product line have exhibited some variability over the last several years. Relative to the resolution rate we expect to experience over the life of the block of business, actual quarterly rates during 2018 and 2019 have varied between +8 and -12 percent in our Closed Block individual disability line of business. Actual quarterly rates during 2018 and 2019 have varied by +3 and -3 percent in our Unum US group long-term disability line of business. Claim resolution rates for our group long-term disability product line have generally exhibited an increasing trend. On an annual basis for the years 2017 to 2019, our overall claim resolution rates were fairly consistent with or slightly favorable to our long-term assumptions.

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

	Potential impact, positive or negative, of variations in reserve assumptions on our December 31, 2019 claim reserve balance
	(in millions of dollars)
Unum US group long-term disability	3.3%	$205
Closed Block individual disability	2.6%	$196

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

•We updated our active policy termination assumptions, which are affected by both policyholder mortality and lapses. We aligned our mortality assumptions with industry data based on a 2012 individual annuitant mortality industry table, adjusted for our experience in earlier policy durations. We also lowered our lapse assumptions for individual policies based on emerging company experience, which resulted in an ultimate lapse rate of 0.25 percent. A six percent unfavorable change in the active policy termination assumption would result in approximately a $330 million decrease to reserve margin and a six percent favorable change would result in approximately a $320 million increase to reserve margin.

•We updated our claims incidence assumptions to consider both the elevated claim levels that we have recently experienced as well as longer term experience based on our analysis of numerous claim factors, including variations by age, gender, product, premium funding method, and other factors. A 2.5 percent unfavorable change in the claim incidence assumption would result in approximately a $290 million decrease to reserve margin and a 2.5 percent favorable change would result in approximately a $300 million increase to reserve margin.

•We updated our claim termination assumptions, which are primarily affected by the death, and to a lesser extent, the recovery of the insured to largely reflect our experience. A three percent unfavorable change in the claim termination assumption would result in approximately a $370 million decrease to reserve margin and a three percent favorable change would result in approximately a $360 million increase to reserve margin.

•We have observed morbidity improvement in our own claims experience over a ten year period of approximately three percent per year, normalized for variables such as age and claim type. However, we believe that a longer-term view is the best way to evaluate this type of improvement. Accordingly, we updated our morbidity assumptions reflect minor improvement, one percent per year, including a partially offsetting assumption of 0.6 percent per year mortality improvement. If no improvement occurs in the morbidity and mortality assumptions, reserve margin would decrease by approximately $1 billion. If a three percent per year improvement in the morbidity and mortality assumptions occurs, reserve margin would increase by approximately $1.6 billion.

•We updated our premium rate increase assumptions to reflect both our estimate of previously filed rate increases, informed by our historical approval rates, and our anticipated future rate filings. The impact of the update to the premium rate increase assumptions resulted in approximately a $1.4 billion decrease to reserves, of which approximately $700 million relates to currently outstanding requests pending approval with the remaining $700 million related to future rate increase submissions, with a focus on group policies, that will be completed and filed during the next several quarters. A ten percent change in the remaining premium rate increase success rate assumption would result in an approximately $140 million change in reserve margin depending on whether the change was favorable or unfavorable.

•We updated our discount rate assumption to reflect our expectation for the low interest rate environment to persist and our expected impact on future long-term care new money yield rates. Our updated expectation for long-term care new money yield rates assumes a rate of 5.5 percent through 2021 and then a gradual increase to 6.25 percent by 2025, when we assume no further increase. A 0.25 percent change in the new money yield rate assumption would result in an approximately $250 million change in reserve margin depending on whether the change was favorable or unfavorable. Alternatively, a 0.25 percent change in the overall assumed discount rate, which includes the new money yield rate assumption, would impact the reserve margin within an approximate range of $450 million to $500 million, assuming all other factors held constant.

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

Approximately 89.4 percent of our DAC relates to non-interest sensitive products, and we amortize DAC for these products in proportion to the premium income we expect to receive over the life of the policies. DAC related to interest sensitive policies is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges, mortality margins, investment returns, and expense margins. Key assumptions used in developing the future amortization of DAC are persistency, premium income, and for our interest sensitive products, mortality margins and investment returns.  We use our own historical experience and expectation of the future performance of our businesses in determining our assumptions.  For non-interest sensitive products, the estimated premium income in the early years of the amortization period is generally higher than in the later years due to the anticipated cumulative effect of policy persistency in the early years, which results in a greater proportion of the costs being amortized in the early years of the life of the policy.  Our key assumptions used to develop the future amortization of acquisition costs deferred during 2019 did not change materially from those used in 2018.  Generally, we do not expect our key assumptions to change significantly in the short-term, and to the extent that these trends do change, we expect those changes to be gradual over a longer period of time.

The following are our current assumptions regarding the length of our amortization periods, the approximate DAC balance that remains at the end of years 3, 10, and 15 as a percentage of the cost initially deferred, and our DAC balances as of December 31, 2019 and 2018.

Certain prior year amounts were reclassified to conform to current year presentation.

		Balance Remaining as a %			DAC Balances
	Amortization	of Initial Deferral			at December 31
	Period	Year 3	Year 10	Year 15	2019	2018
					(in millions of dollars)
Unum US
Group Disability	6	27%	0%	0%	$99.1	$100.3
Group Life and Accidental Death & Dismemberment	6	26%	0%	0%	79.7	80.0
Supplemental and Voluntary:
Individual Disability	20	70%	45%	21%	426.1	430.8
Voluntary Benefits	20	54%	19%	7%	604.7	619.7
Dental and Vision	4	29%	0%	0%	13.4	8.6

Unum International
Unum UK
Group Long-term Disability	3	0%	0%	0%	2.7	2.4
Group Life	3	0%	0%	0%	1.4	1.1
Supplemental	20	58%	12%	2%	15.3	15.2
Unum Poland	30	74%	48%	35%	7.0	1.3

Colonial Life
Accident, Sickness, and Disability	15	44%	11%	0%	553.4	530.1
Life	25	57%	24%	10%	283.6	293.9
Cancer and Critical Illness	19	61%	24%	10%	237.6	226.0

Totals					$2,324.0	$2,309.4
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

Fair Value of Investments

All of our fixed maturity securities, which are classified as available-for-sale, and all of our unrestricted equity securities are reported at fair value. Our derivative financial instruments, including certain derivative instruments embedded in other contracts, are reported as either assets or liabilities and measured at fair value. We report our investments in private equity partnerships at our share of the partnerships' net asset value per share or its equivalent (NAV), as a practical expedient for fair value.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. The market sources from which we obtain or derive the fair values of our assets and liabilities carried at market value include quoted market prices for actual trades, price quotes from third party pricing vendors, price quotes we obtain from outside brokers, discounted cash flow, and observable prices for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. Our fair value measurements could differ significantly based on the valuation technique and available inputs.

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

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations, including valuations based on estimates of future profitability, to estimate the fair value. We consider key assumptions, such as risk-free interest rates and risk premium adjustments, in the valuation of these types of securities. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

As of December 31, 2019, approximately 9.9 percent of our fixed maturity securities were categorized as Level 1, 88.6 percent as Level 2, and 1.5 percent as Level 3. Level 1 is the highest category of the three-level fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities. The Level 2 category includes assets or liabilities valued using inputs (other than those included in the Level 1 category) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life. The Level 3 category is the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date using unobservable inputs to extrapolate an estimated fair value.

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

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

Investment Impairments

One of the significant estimates related to investments is our impairment valuation. In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•Whether we expect to recover the entire amortized cost basis of the security
•Whether we intend to sell the security or will be required to sell the security before the recovery of its amortized cost basis
•Whether the security is current as to principal and interest payments
•The significance of the decline in value
•The time period during which there has been a significant decline in value
•Current and future business prospects and trends of earnings
•The valuation of the security’s underlying collateral
•Relevant industry conditions and trends relative to their historical cycles
•Market conditions
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

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

There are a number of significant risks inherent in the process of monitoring our investments for impairments and determining when and if an impairment is other than temporary. These risks and uncertainties include the following possibilities:

•The assessment of a borrower's ability to meet its contractual obligations will change.
•The economic outlook, either domestic or foreign, may be less favorable or may have a more significant impact on the borrower than anticipated, and as such, the investment may not recover in value.
•New information may become available concerning the security, such as disclosure of accounting irregularities, fraud, or corporate governance issues.
•Significant changes in credit spreads may occur in the related industry.
•Significant increases in interest rates may occur and may not return to levels similar to when securities were initially purchased.
•Adverse rating agency actions may occur.

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

•Discount rate - This interest assumption is based on the yield derived from a portfolio of high quality fixed income corporate debt instruments that reasonably match the timing and amounts of projected future benefits for each of our retirement-related benefit plans. The rate is determined at the measurement date. A lower discount rate increases the present value of benefit obligations and increases our net periodic benefit cost.

•Long-term rate of return - This assumption is selected from a range of probable return outcomes from an analysis of the asset portfolio. The market-related value as it relates to our estimate of long-term rate of return equals the fair value of plan assets, determined as of the measurement date. The return on plan assets recognizes all asset gains and losses, including changes in fair value, through the measurement date. Our expectations for the future investment returns of the asset categories are based on a combination of historical market performance, evaluations of investment forecasts obtained from external consultants and economists, and current market yields. The expected return for the total portfolio is calculated based on the plan's strategic asset allocation. The actual rate of return on plan assets is determined based on the fair value of the plan assets at the beginning and the end of the period, adjusted for contributions and benefit payments. A lower long-term rate of return on plan assets increases our net periodic benefit cost.

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

•Mortality rate - This assumption reflects our best estimate, as of the measurement date, of the life expectancies of plan participants in order to determine the expected length of time for benefit payments. We derive our assumptions from industry mortality tables.

The weighted average assumptions used in the measurement of our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
Assumption	2020	2019	2020	2019	2020	2019
Discount Rate	3.60%	4.40%	2.00%	2.90%	3.40%	4.40%
Expected Long-term Rate of Return on Plan Assets	7.00%	7.00%	4.10%	4.30%	5.75%	5.75%

The following illustrates the sensitivity of the below items to a 50 basis point change in the discount rate or the expected long-term rate of return on plan assets:

($ in millions)	At or for the Year Ended December 31, 2019
Assumption	Change	Net Periodic Benefit Cost, Before Tax	Benefit Obligation	Stockholders' Equity, After Tax
Discount Rate	+ 50 bp	$(3.7)	$(179.9)	$143.1
Discount Rate	- 50 bp	3.8	201.3	(160.1)
Expected Long-term Rate of Return on Plan Assets	+ 50 bp	(8.1)	N/A	N/A
Expected Long-term Rate of Return on Plan Assets	- 50 bp	8.1	N/A	N/A

Benefit Obligation and Fair Value of Plan Assets

During 2019, the fair value of plan assets in our U.S. qualified defined benefit pension plan increased $145.1 million, or 10.0 percent due to a favorable return on assets which resulted in a gain of approximately 19.4 percent, partially offset by the payment of benefits and expenses. The fair value of plan assets in our U.K. pension plan increased £20.5 million, or 12.1 percent, due primarily to a favorable return on assets which resulted in a gain of approximately 14.2 percent. Although our rate of return on plan assets for 2019 exceeded our assumptions used in the measurement of our net periodic benefit costs, we believe our assumptions appropriately reflect the impact of the current economic environment and our expectations for the future investment returns based on the plan's asset allocation.

As of December 31, 2019, our pension and OPEB plans have an aggregate unrecognized net actuarial loss of $747.4 million and an unrecognized prior service credit of $2.1 million, which together represent the cumulative liability and asset gains and losses as well as the portion of prior service credits that have not been recognized in pension expense. The unrecognized net actuarial loss for our pension plans, which is $758.5 million at December 31, 2019, will be amortized over the average remaining life expectancy of the plan, which is approximately 26 years for the U.S. plan and 32 years for the U.K. plan, to the extent that it exceeds the 10 percent corridor, as described below. The unrecognized net actuarial gain of $11.1 million for our OPEB plan will be amortized over the average future working life of OPEB plan participants, estimated at three years, to the extent the gain is outside of the corridor. The corridor for the pension and OPEB plans is established based on the greater of 10 percent of the plan assets or 10 percent of the benefit obligation.  At December 31, 2019, $484.8 million of the actuarial loss was outside of the corridor for the U.S. plans and £28.3 million was outside of the corridor for the U.K. plan. At December 31, 2019, none of the actuarial gain was outside of the corridor for the OPEB plan.

The amortization of the unrecognized actuarial gain or loss and the unrecognized prior service credit is a component of our net periodic benefit cost and equaled $18.4 million, $22.1 million, and $19.6 million in 2019, 2018, and 2017, respectively.

The fair value of plan assets in our U.S. qualified defined benefit pension plan was $1,600.0 million at December 31, 2019, compared to $1,454.9 million at December 31, 2018. The plan was in an underfunded position of $300.8 million and $294.2 million at December 31, 2019 and December 31, 2018, respectively. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our U.K. pension plan was £190.7 million at December 31, 2019, compared to £170.2 million at December 31, 2018. The U.K. pension plan was in an underfunded position of £3.1 million at December 31, 2019 and an overfunded position of £4.7 million at December 31, 2018. This year-over-year change was due primarily to the increase in period benefit obligations due to the decrease in discount rate, partially offset by higher than expected asset returns.

The fair value of plan assets in our OPEB plan was $9.9 million and $10.1 million at December 31, 2019 and 2018, respectively. These assets represent life insurance contracts to fund the life insurance benefit portion of our OPEB plan. Our OPEB plan represents a non-vested, non-guaranteed obligation, and current regulations do not require specific funding levels for these benefits, which are comprised of retiree life, medical, and dental benefits. It is our practice to use general assets to pay medical and dental claims as they come due in lieu of utilizing plan assets for the medical and dental benefit portions of our OPEB plan.

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

In connection with the TCJA, we recognized a tax benefit of $97.9 million in 2017 related to the revaluation of our net deferred tax liabilities associated with our U.S. operations to the newly enacted U.S. corporate tax rate and a tax expense of $66.4 million resulting from the tax on undistributed and previously untaxed foreign earnings and profits. During 2018, we continued to refine our calculations during the one-year measurement period after the enactment date as allowed by Staff Accounting Bulletin No. 118 and increased our provisional Repatriation Tax estimate by $11.5 million to $77.9 million.

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

Consolidated Operating Results

(in millions of dollars)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Revenue
Premium Income	$9,365.6	4.2%	$8,986.1	4.5%	$8,597.1
Net Investment Income	2,435.3	(0.7)	2,453.7	0.1	2,451.7
Net Realized Investment Gain (Loss)	(23.2)	41.3	(39.5)	(198.0)	40.3
Other Income	221.2	11.6	198.2	0.3	197.7
Total Revenue	11,998.9	3.5	11,598.5	2.8	11,286.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,496.2	(6.5)	8,020.4	13.7	7,055.7
Commissions	1,122.7	1.3	1,108.4	4.5	1,060.8
Interest and Debt Expense	177.4	6.0	167.3	4.6	159.9
Cost Related to Early Retirement of Debt	27.3	N.M.	—	—	—
Deferral of Acquisition Costs	(658.6)	(1.4)	(668.0)	6.4	(628.0)
Amortization of Deferred Acquisition Costs	609.9	7.9	565.5	7.3	527.1
Compensation Expense	898.3	1.4	885.9	3.9	852.3
Other Expenses	943.6	5.9	891.2	4.2	855.0
Total Benefits and Expenses	10,616.8	(3.2)	10,970.7	11.0	9,882.8

Income Before Income Tax	1,382.1	120.1	627.8	(55.3)	1,404.0
Income Tax	281.8	169.9	104.4	(74.5)	409.8

Net Income	$1,100.3	110.2	$523.4	(47.4)	$994.2

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.279, 1.336, and 1.290 for the years ended 2019, 2018, and 2017, respectively. If the 2018 and 2017 results for our U.K. operations had been translated at the 2019 exchange rate, our adjusted operating revenue by segment would have been lower by approximately $28 million and $5 million in 2018 and 2017, respectively. Additionally, our adjusted operating income would have been lower by approximately $5 million and $1 million in 2018 and 2017, respectively. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

We continued to report year-over-year premium growth in 2019 and 2018 in each of our principal operating business segments, driven by growth in the in-force block resulting from higher prior period sales growth, the continued expansion of our dental and vision products, the addition of our Unum Poland product, and generally stable persistency. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income was slightly lower in 2019 relative to 2018 due to lower miscellaneous investment income and a decline in the yield on invested assets, partially offset by an increase in the level of invested assets. Net investment income in 2018 was generally consistent with 2017, with an increase in the level of invested assets and higher miscellaneous investment income, offset by a decline in the yield on invested assets.

We recognized $25.3 million of other-than-temporary impairment losses on fixed maturity securities in net realized investment gains and losses in 2019 compared to $17.5 million and $8.1 million in 2018 and 2017, respectively. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $8.3 million, $(15.2) million, and $30.8 million in 2019, 2018, and 2017, respectively. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other income increased in 2019 compared to 2018 due primarily to growth in our fee-based service products in our Unum US segment, which include leave management services and administrative services only (ASO) business.

Overall benefits experience was favorable in 2019 relative to the prior periods, with a consolidated benefit ratio of 80.0 percent in 2019 compared to 89.3 percent in 2018 and 82.1 percent in 2017. Excluding the 2018 long term care reserve increase and the 2017 unclaimed death benefits reserve increase, the benefit ratios for 2018 and 2017 were 80.9 percent and 81.6 percent, respectively. The underlying benefits experience for each of our operating business segments is discussed more fully in "Segment Results" contained herein in this Item 7.

Commissions increased year-over-year in 2019 and 2018 driven primarily by sales growth. The deferral of acquisition costs was lower during 2019 relative to 2018 due primarily to a shift in product mix that resulted in lower first-year commissions and a lower corresponding deferral of acquisition costs in the Unum US supplemental and voluntary product line. The deferral of acquisition costs was higher in 2018 relative to 2017 driven primarily by overall sales growth. Growth in the level of the deferred asset in our Unum US and Colonial Life segments resulted in higher amortization of deferred acquisition costs year-over-year in 2019 and 2018. Also contributing to the increase in the amortization of deferred acquisition costs in 2019 was a higher level of policy terminations experienced in the Unum US voluntary benefits product line and the impact of the prospective unlocking for future experience relative to assumptions in certain of our Colonial life products.

Cost related to early retirement of debt includes costs associated with the purchase and retirement of $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities. Interest and debt expense increased year-over-year in 2019 and 2018 due primarily to a higher level of outstanding debt. See Note 8 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion.

Other expenses, including compensation expense, increased in each of the years presented above due to operational investments in our business which was balanced with our continued focus on expense management and operating efficiencies. Included in other expenses for 2017 is a $20.6 million loss from a guaranty fund assessment related to an unaffiliated insurer that was declared insolvent.

Our effective income tax rate for 2019 was 20.4 percent, compared to 16.6 percent in 2018 and 29.2 percent in 2017. Our 2019 and 2018 effective tax rates differed from the U.S. statutory rate of 21 percent due to favorable tax credits, with additional favorable adjustments in 2018 related to our prior year tax return. The TCJA was enacted in December 2017 and stipulated a reduction of the U.S. statutory rate from 35 percent to 21 percent effective in 2018. Our effective tax rate for 2017 was favorably impacted by the enactment of the TCJA, which reduced the net deferred tax liability and was partially offset by the Deemed Repatriation Tax.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Unum US	$1,110.1	(0.4)%	$1,114.6	(1.3)%	$1,129.0

Unum International	$100.0	14.9%	$87.0	1.3%	$85.9

Colonial Life	$566.0	0.8%	$561.3	8.0%	$519.7

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

Unum US Segment

The Unum US segment is comprised of group long-term and short-term disability insurance, which includes our medical stop-loss product as well as our fee-based leave management services and ASO business, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability, voluntary benefits, and dental and vision products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income	$6,016.6	4.9%	$5,736.4	5.4%	$5,443.5
Net Investment Income	739.4	(5.0)	778.7	(4.0)	811.2
Other Income	142.8	20.5	118.5	4.7	113.2
Total	6,898.8	4.0	6,633.6	4.2	6,367.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	4,022.1	4.3	3,856.5	4.4	3,693.4
Commissions	628.5	1.3	620.6	5.0	590.8
Deferral of Acquisition Costs	(334.5)	(2.8)	(344.0)	5.7	(325.5)
Amortization of Deferred Acquisition Costs	344.0	9.2	315.1	7.3	293.6
Other Expenses	1,207.6	3.1	1,170.8	3.4	1,132.7
Total	5,867.7	4.4	5,619.0	4.3	5,385.0

Income Before Income Tax and Net Realized Investment Gains and Losses	1,031.1	1.6	1,014.6	3.2	982.9
UDB Reserve Increase	—	—	—	N.M.	26.6
Adjusted Operating Income	$1,031.1	1.6	$1,014.6	0.5	$1,009.5

Operating Ratios (% of Premium Income):
Benefit Ratio	66.9%		67.2%		67.8%
Benefit Ratio Excluding UDB Reserve Increase					67.4%
Other Expense Ratio	20.1%		20.4%		20.8%
Income Ratio					18.1%
Adjusted Operating Income Ratio	17.1%		17.7%		18.5%

N.M. = not a meaningful percentage

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$1,823.1	3.2%	$1,766.2	0.9%	$1,749.6
Group Short-term Disability	768.8	8.8	706.3	10.4	639.8
Total Premium Income	2,591.9	4.8	2,472.5	3.5	2,389.4
Net Investment Income	401.5	(7.2)	432.7	(6.0)	460.5
Other Income	133.8	22.8	109.0	10.9	98.3
Total	3,127.2	3.7	3,014.2	2.2	2,948.2

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,927.9	2.5	1,880.7	2.9	1,828.5
Commissions	193.8	3.9	186.5	2.5	181.9
Deferral of Acquisition Costs	(49.5)	2.7	(48.2)	2.8	(46.9)
Amortization of Deferred Acquisition Costs	50.7	13.4	44.7	12.0	39.9
Other Expenses	672.1	9.8	612.2	4.3	587.0
Total	2,795.0	4.5	2,675.9	3.3	2,590.4

Adjusted Operating Income	$332.2	(1.8)	$338.3	(5.4)	$357.8

Operating Ratios (% of Premium Income):
Benefit Ratio	74.4%		76.1%		76.5%
Other Expense Ratio	25.9%		24.8%		24.6%
Adjusted Operating Income Ratio	12.8%		13.7%		15.0%

Persistency:
Group Long-term Disability	90.7%		90.9%		89.9%
Group Short-term Disability	89.8%		87.2%		86.6%

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018, driven primarily by growth in the in-force block resulting from higher prior period sales and higher persistency in the group short-term disability product line. Net investment income was lower relative to 2018 due to lower miscellaneous investment income, a decline in yield on invested assets, and a lower level of invested assets. Other income increased relative to 2018 due to growth in our fee-based service products, which include our leave management services and ASO business.

Benefits experience was favorable compared to 2018 due primarily to favorable claim recovery experience in our group long-term disability product line, partially offset by higher claims incidence in both our group long-term and short-term disability product lines.

Commissions and the deferral of acquisition costs were higher compared to 2018 due to sales growth. The amortization of deferred acquisition costs increased relative to 2018 due to growth in the level of the deferred asset. Our other expense ratio for 2019 increased compared to 2018 due primarily to an increase in operational investments in our business and growth in our fee-based service products, which was balanced with our continued focus on expense management and operating efficiencies.

We had goodwill of $8.9 million at December 31, 2019, none of which is currently believed to be at risk for future impairment.

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

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Life	$1,662.0	4.9%	$1,583.7	7.9%	$1,467.5
Accidental Death & Dismemberment	165.7	6.0	156.3	6.0	147.5
Total Premium Income	1,827.7	5.0	1,740.0	7.7	1,615.0
Net Investment Income	107.4	0.8	106.5	(3.1)	109.9
Other Income	2.7	(42.6)	4.7	(2.1)	4.8
Total	1,937.8	4.7	1,851.2	7.0	1,729.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,314.1	6.2	1,237.7	5.8	1,169.8
Commissions	147.7	4.7	141.1	7.5	131.3
Deferral of Acquisition Costs	(37.8)	(1.0)	(38.2)	5.5	(36.2)
Amortization of Deferred Acquisition Costs	38.1	6.1	35.9	12.5	31.9
Other Expenses	209.0	(2.6)	214.6	(1.3)	217.4
Total	1,671.1	5.0	1,591.1	5.1	1,514.2

Income Before Income Tax and Net Realized Investment Gains and Losses	266.7	2.5	260.1	20.7	215.5
UDB Reserve Increase	—	—	—	N.M.	18.5
Adjusted Operating Income	$266.7	2.5	$260.1	11.2	$234.0

Operating Ratios (% of Premium Income):
Benefit Ratio	71.9%		71.1%		72.4%
Benefit Ratio Excluding UDB Reserve Increase					71.3%
Other Expense Ratio	11.4%		12.3%		13.5%
Income Ratio					13.3%
Adjusted Operating Income Ratio	14.6%		14.9%		14.5%

Persistency:
Group Life	90.6%		91.2%		88.0%
Accidental Death & Dismemberment	89.9%		89.9%		87.2%

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018 due to growth in the in-force block resulting from prior period sales growth. Net investment income was slightly higher in 2019 compared to 2018 due to a higher level of invested assets, partially offset by lower miscellaneous income and a decline in yield on invested assets.

Benefits experience was unfavorable compared to 2018 due primarily to a higher average claim size in the group life product line.

Commissions were higher compared to 2018 due to prior period sales growth. The deferral of acquisition costs was generally consistent with 2018. The amortization of deferred acquisition costs increased relative to 2018 due to growth in the level of the deferred asset. The other expense ratio improved compared to 2018 due to our continued focus on expense management and operating efficiencies balanced with operational investments in our business.

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
Benefits experience was favorable compared to 2017 due to the previously discussed 2017 reserve increase for unclaimed death benefits in our group life product line and favorable 2018 experience in our accidental death and dismemberment product line. Excluding the 2017 reserve increase, benefits experience was generally consistent with 2017.

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

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Individual Disability	$440.7	3.6%	$425.4	1.2%	$420.2
Voluntary Benefits	910.2	1.6	895.7	5.5	849.4
Dental and Vision	246.1	21.4	202.8	19.6	169.5
Total Premium Income	1,597.0	4.8	1,523.9	5.9	1,439.1
Net Investment Income	230.5	(3.8)	239.5	(0.5)	240.8
Other Income	6.3	31.3	4.8	(52.5)	10.1
Total	1,833.8	3.7	1,768.2	4.6	1,690.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	780.1	5.7	738.1	6.2	695.1
Commissions	287.0	(2.0)	293.0	5.5	277.6
Deferral of Acquisition Costs	(247.2)	(4.0)	(257.6)	6.3	(242.4)
Amortization of Deferred Acquisition Costs	255.2	8.8	234.5	5.7	221.8
Other Expenses	326.5	(5.1)	344.0	4.8	328.3
Total	1,401.6	3.7	1,352.0	5.6	1,280.4

Income Before Income Tax and Net Realized Investment Gains and Losses	432.2	3.8	416.2	1.6	409.6
UDB Reserve Increase	—	—	—	N.M.	8.1
Adjusted Operating Income	$432.2	3.8	$416.2	(0.4)	$417.7

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	50.9%		50.6%		47.2%
Voluntary Benefits	41.8%		42.8%		44.6%
Voluntary Benefits Excluding UDB Reserve Increase					43.6%
Dental and Vision	71.1%		68.5%		69.6%
Other Expense Ratio	20.4%		22.6%		22.8%
Income Ratio					28.5%
Adjusted Operating Income Ratio	27.1%		27.3%		29.0%

Persistency:
Individual Disability	89.8%		90.3%		91.0%
Voluntary Benefits	73.2%		75.9%		77.5%
Dental and Vision	82.6%		84.5%		85.4%

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018 driven by prior period sales growth and the continued expansion of our dental and vision product line, partially offset by unfavorable persistency. Net investment income was lower compared to 2018 due to lower miscellaneous investment income and a decline in yield on invested assets, partially offset by an increase in the level of invested assets.

Benefits experience for the individual disability product line was slightly less favorable compared to 2018 due to less favorable mortality experience, mostly offset by lower claims incidence and favorable claim recovery experience. Benefits experience for voluntary benefits was favorable compared to 2018 due primarily to the release of active life reserves resulting from a higher level of policy terminations during 2019. Benefits experience for the dental and vision product line was unfavorable compared to 2018 driven by higher claims utilization.

Commissions and the deferral of acquisition costs were lower in 2019 compared to 2018 due primarily to a shift in product mix that resulted in lower first-year commissions and a lower corresponding deferral of acquisition costs, partially offset by higher sales in the dental and vision product line. The amortization of deferred acquisition costs increased in 2019 relative to 2018 due primarily to the impact of a higher level of policy terminations, particularly in the voluntary benefits product line. Our other expense ratio improved relative to 2018 due to growth in premium income and our continued focus on expense management and operating efficiencies balanced with operational investments in our business.

We had goodwill of $271.1 million at December 31, 2019, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017 driven by higher sales, including dental and vision where we continue to expand its distribution, partially offset by unfavorable persistency. Net investment income was slightly lower compared to 2017 due to a decline in yield on invested assets and lower miscellaneous investment income, partially offset by a higher level of invested assets. Other income declined relative to 2017 due to the expected decline in surrender fees as our interest sensitive life products mature.

Benefits experience for the individual disability product line compared to 2017 was less favorable due to a reserve release of $19.5 million resulting from our 2017 annual reserve adequacy update that did not recur and unfavorable 2018 claims activity, partially offset by favorable mortality experience. Benefits experience for voluntary benefits was favorable compared to 2017 due primarily to the previously discussed 2017 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was favorable across most of our voluntary product lines. Benefits experience for the dental and vision product line was favorable compared to 2017 and was within our expectations.

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

Sales

(in millions of dollars)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$241.5	(0.9)%	$243.8	1.2%	$240.8
Group Short-term Disability	159.2	14.8	138.7	(14.6)	162.5
Group Life and AD&D	258.3	(8.5)	282.4	(9.0)	310.5
Subtotal	659.0	(0.9)	664.9	(6.9)	713.8
Supplemental and Voluntary
Individual Disability	75.9	(1.7)	77.2	13.7	67.9
Voluntary Benefits	300.6	(0.8)	303.1	3.6	292.5
Dental and Vision	74.6	7.5	69.4	26.6	54.8
Subtotal	451.1	0.3	449.7	8.3	415.2
Total Sales	$1,110.1	(0.4)	$1,114.6	(1.3)	$1,129.0

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$370.8	(6.2)%	$395.1	(5.2)%	$416.9
Large Case Market	288.2	6.8	269.8	(9.1)	296.9
Subtotal	659.0	(0.9)	664.9	(6.9)	713.8
Supplemental and Voluntary	451.1	0.3	449.7	8.3	415.2
Total Sales	$1,110.1	(0.4)	$1,114.6	(1.3)	$1,129.0

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Group sales declined slightly compared to 2018 due to lower new customer sales in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market, partially offset by higher sales to existing customers in both the core and large case markets and growth in our medical stop-loss product. The sales mix in the group market sector for 2019 was approximately 56 percent core market and 44 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, decreased compared to 2018 due to lower sales to new customers. Voluntary benefits sales decreased slightly compared to 2018, primarily driven by lower sales to new customers in the core market, partially offset by higher sales to new customers in the large case market. Dental and vision sales increased compared to 2018 driven by higher sales to both new and existing customers.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Group sales decreased compared to 2017 due to lower sales to new and existing customers in both the core and large case market segments. The sales mix in the group market sector for 2018 was approximately 59 percent core market and 41 percent large case market.

Individual disability sales increased compared to 2017 due to higher sales to both new and existing customers. Voluntary benefits sales increased compared to 2017, primarily driven by higher sales to existing customers in both the core and large case markets, partially offset by lower sales to new customers in the large case market. Dental and vision sales increased compared to 2017 driven by higher sales to both new and existing customers resulting from continued expansion.

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2020, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the re-design of our processes and the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. In addition, we will continue to focus on the expansion of our portfolio of products. In particular, we believe our significant investment in leave management services will allow for substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. With respect to smaller employers, we will continue to enhance our distribution model and provide comprehensive consumer-focused products. We believe our active client management and differentiated integrated customer experience across our product lines, underpinned by strong risk management, will continue to enable us to grow our market.

We anticipate stable adjusted operating income growth and continued underlying profitability in 2020, with disciplined sales and premium growth, consistent risk management, and a continued focus on operational efficiency.  The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income.  As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We expect that our underwriting results in 2020 will continue at a level generally consistent with 2019. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Unum International Segment

The Unum International segment is comprised of our operations in both the United Kingdom and Poland. Our Unum UK products include insurance for group long-term disability, group life, and supplemental lines of business, which includes dental, individual disability, and critical illness products. Our Unum Poland products include insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants.
Operating Results
Shown below are financial results and key performance indicators for the Unum International segment. Certain prior year amounts were reclassified to conform to current year presentation.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$353.4	(1.5)%	$358.9	5.5%	$340.3
Group Life	115.7	4.4	110.8	7.5	103.1
Supplemental	89.5	9.5	81.7	17.4	69.6
Unum Poland*	71.9	N.M.	17.4	N.M.	—
Total Premium Income	630.5	10.8	568.8	10.9	513.0
Net Investment Income	122.5	4.5	117.2	(2.5)	120.2
Other Income	0.6	50.0	0.4	(42.9)	0.7
Total	753.6	9.8	686.4	8.3	633.9

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	469.8	11.9	419.8	9.9	381.9
Commissions	48.7	24.6	39.1	10.1	35.5
Deferral of Acquisition Costs	(12.8)	58.0	(8.1)	15.7	(7.0)
Amortization of Deferred Acquisition Costs	7.1	(13.4)	8.2	(9.9)	9.1
Other Expenses	132.9	17.1	113.5	10.5	102.7
Total	645.7	12.8	572.5	9.6	522.2

Adjusted Operating Income	$107.9	(5.3)	$113.9	2.0	$111.7

* Results reflect activity subsequent to the October 1, 2018 acquisition of Unum Poland. See "2018 Acquisitions of Business" contained in "Executive Summary" herein in this Item 7 for further discussion.
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

Goodwill

We had total goodwill of $44.0 million for the Unum International segment at December 31, 2019, none of which is currently believed to be at risk for future impairment.

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£276.8	2.9%	£269.0	1.9%	£264.0
Group Life	90.7	9.3	83.0	3.8	80.0
Supplemental	70.0	14.2	61.3	13.7	53.9
Total Premium Income	437.5	5.9	413.3	3.9	397.9
Net Investment Income	90.5	4.6	86.5	(7.3)	93.3
Other Income	0.2	N.M.	—	N.M.	0.5
Total	528.2	5.7	499.8	1.6	491.7

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	335.5	9.1	307.4	3.8	296.2
Commissions	28.6	5.5	27.1	(1.8)	27.6
Deferral of Acquisition Costs	(5.4)	8.0	(5.0)	(7.4)	(5.4)
Amortization of Deferred Acquisition Costs	5.4	(11.5)	6.1	(12.9)	7.0
Other Expenses	83.7	4.4	80.2	0.6	79.7
Total	447.8	7.7	415.8	2.6	405.1

Adjusted Operating Income	£80.4	(4.3)	£84.0	(3.0)	£86.6

Weighted Average Pound/Dollar Exchange Rate	1.279		1.336		1.290

Operating Ratios (% of Premium Income):
Benefit Ratio	76.7%		74.4%		74.4%
Other Expense Ratio	19.1%		19.4%		20.0%
Adjusted Operating Income Ratio	18.4%		20.3%		21.8%

Persistency:
Group Long-term Disability	89.9%		87.8%		87.4%
Group Life	89.0%		88.5%		84.1%
Supplemental	89.9%		93.1%		91.0%

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income was higher compared to 2018 due to higher overall persistency, sales growth, and the impact of rate increases in the group long-term disability product line.

Net investment income was higher compared to 2018 due to higher miscellaneous investment income resulting from a higher than normal level of bond calls, and a higher level of invested assets, partially offset by a lower yield on fixed-rate bonds and lower investment income from inflation index-linked bonds, which we invest in to support the claim reserves associated with certain of our group policies that provide for inflation-linked increases in benefits. The decrease in net investment income attributable to these index-linked bonds was offset by a decrease in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable relative to 2018 due to unfavorable mortality experience and a reduction in the claim reserve discount rate to recognize the impact on future portfolio yields from the higher than normal level of bond calls experienced during 2019, partially offset by lower inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs were higher relative to 2018 due to higher sales. The amortization of acquisition costs was lower in 2019 compared to 2018 due to a decline in the level of the deferred asset. The other expense ratio was lower relative to 2018 due to higher premiums and our continued focus on expense management.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017 due primarily to growth in the in-force block driven by higher persistency and rate increases in our group long-term disability product line.

Net investment income decreased compared to 2017 due primarily to a lower yield on our fixed-rate bonds, partially offset by a higher level of invested assets and higher investment income from inflation index-linked bonds. The increase in net investment income attributable to these index-linked bonds was offset by an increase in the reserves for future claim payments related to inflation index-linked group long-term disability and group life policies.

Benefits experience was consistent with 2017 as favorable claims recoveries in our group long-term disability product line were offset by unfavorable claims activity in our group life and supplemental product lines and the impact of inflation-linked increases in benefits.

Commissions and the deferral of acquisition costs decreased relative to 2017 due to lower sales. The amortization of acquisition costs was lower in 2018 compared to 2017 due to a decline in the deferred asset. The other expense ratio was lower relative to 2017 due to higher premiums and our continued focus on expense management and operating efficiencies.

Sales
Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars and pounds)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Unum International Sales by Product
Unum UK
Group Long-term Disability	$43.2	(3.4)%	$44.7	(5.1)%	$47.1
Group Life	24.3	13.0	21.5	(11.9)	24.4
Supplemental	19.5	12.1	17.4	20.8	14.4
Unum Poland*	13.0	N.M.	3.4	N.M.	—
Total Sales	$100.0	14.9	$87.0	1.3	$85.9

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$38.2	4.4%	$36.6	20.4%	$30.4
Large Case Market	29.3	(1.0)	29.6	(28.0)	41.1
Subtotal	67.5	2.0	66.2	(7.4)	71.5
Supplemental	19.5	12.1	17.4	20.8	14.4
Unum Poland*	13.0	N.M.	3.4	N.M.	—
Total Sales	$100.0	14.9	$87.0	1.3	$85.9

Unum UK Sales by Product
Group Long-term Disability	£33.7	0.6%	£33.5	(8.5)%	£36.6
Group Life	19.0	17.3	16.2	(14.3)	18.9
Supplemental	15.1	18.0	12.8	13.3	11.3
Total Sales	£67.8	8.5	£62.5	(6.4)	£66.8

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£29.9	8.3%	£27.6	16.9%	£23.6
Large Case Market	22.8	3.2	22.1	(30.7)	31.9
Subtotal	52.7	6.0	49.7	(10.5)	55.5
Supplemental	15.1	18.0	12.8	13.3	11.3
Total Sales	£67.8	8.5	£62.5	(6.4)	£66.8

* Results reflect activity subsequent to the October 1, 2018 acquisition of Unum Poland. See "2018 Acquisitions of Business" contained in "Executive Summary" herein in this Item 7 for further discussion.
N.M. = not a meaningful percentage

The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Group long-term disability sales were generally consistent with 2018, with higher sales to new customers in the core market, which we define as employee groups with fewer than 500 employees, mostly offset by a decline in sales to both new and existing customers in our large case market.

Group life sales were higher in 2019 compared to 2018 due to an increase in sales to new and existing customers in both our core and large case markets.

Supplemental sales were higher in 2019 compared to 2018 due primarily to higher sales in the group critical illness product line.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Group long-term disability sales decreased compared to 2017 due to lower sales to new customers in the large case market, partially offset by higher sales to both new and existing customers in our core market and higher sales to existing customers in our large case market.

Group life sales decreased compared to 2017 due to lower sales to new and existing customers in our large case market, partially offset by an increase in sales to new and existing customers in our core market.

Supplemental sales increased compared to 2017 due primarily to an increase in the group critical illness product line, partially offset by a decline in dental product sales.
Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses. Within our Unum UK line of business, expanding our group long-term disability market position remains a priority. In addition, we will continue to focus on increasing participation levels in the large case segment while also developing new distribution and services to reach new small case clients. We will also continue the implementation of price increases and will maintain our disciplined sales approach. Within our Unum Poland line of business, we will leverage our U.S. and U.K. expertise to grow existing distribution channels and expand our current product offerings. We continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth.

Negotiations following the recent withdrawal of the U.K. from the EU will continue to generate uncertainty in the U.K. economy. This uncertainty may continue to pressure our growth expectations in the near-term and may also lead to a higher rate of claim incidence, lower levels of claim recoveries, or lower claim discount rates, however, we believe we are well positioned to capitalize on future growth opportunities as these negotiations are resolved and the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K., however, we do not expect this to have a significant impact on adjusted operating income. There are no indications currently that capital requirements for our U.K. operations will change due to the recent withdrawal of the U.K. from the EU, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

Colonial Life Segment

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products issued primarily by Colonial Life & Accident Insurance Company and marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$973.4	4.7%	$929.3	5.1%	$884.2
Life	351.6	7.1	328.4	9.3	300.4
Cancer and Critical Illness	360.0	4.0	346.1	5.9	326.8
Total Premium Income	1,685.0	5.1	1,603.8	6.1	1,511.4
Net Investment Income	148.0	(2.1)	151.2	4.3	144.9
Other Income	3.4	183.3	1.2	9.1	1.1
Total	1,836.4	4.6	1,756.2	6.0	1,657.4

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	865.0	4.9	824.9	4.6	788.6
Commissions	364.5	—	364.6	5.8	344.5
Deferral of Acquisition Costs	(311.3)	(1.5)	(315.9)	6.9	(295.5)
Amortization of Deferred Acquisition Costs	258.8	6.9	242.2	7.9	224.4
Other Expenses	314.9	3.2	305.2	7.9	282.8
Total	1,491.9	5.0	1,421.0	5.7	1,344.8

Income Before Income Tax and Net Realized Investment Gains and Losses	344.5	2.8	335.2	7.2	312.6
UDB Reserve Increase	—	—	—	N.M.	12.4
Adjusted Operating Income	$344.5	2.8	$335.2	3.1	$325.0

Operating Ratios (% of Premium Income):
Benefit Ratio	51.3%		51.4%		52.2%
Benefit Ratio Excluding UDB Reserve Increase					51.4%
Other Expense Ratio	18.7%		19.0%		18.7%
Income Ratio					20.7%
Adjusted Operating Income Ratio	20.4%		20.9%		21.5%

Persistency:
Accident, Sickness, and Disability	73.2%		74.2%		75.1%
Life	83.4%		83.6%		84.4%
Cancer and Critical Illness	80.6%		82.4%		82.7%

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income increased compared to 2018 as a result of growth in the in-force block resulting from prior period sales growth, which includes the expansion of our dental and vision products, offset partially by lower persistency. Net investment income decreased relative to the prior year due to a lower yield on invested assets and lower miscellaneous investment income, partially offset by an increase in the level of invested assets.

Benefits experience was generally consistent with 2018, with favorable experience in the life line of business mostly offset by unfavorable experience in the accident, sickness, and disability and cancer and critical illness product lines.

Commissions and the deferral of acquisition costs were generally consistent with 2018 due to stable sales results relative to the prior year. The amortization of deferred acquisition costs increased compared to the prior year due primarily to overall growth in the level of the deferred asset and the impact of the prospective unlocking for future experience relative to assumptions for our interest-sensitive voluntary life products. The other expense ratio improved relative to 2018 due to an increase in premium income and our continued focus on expense management and operating efficiencies.

We had goodwill of $27.7 million at December 31, 2019, none of which is currently believed to be at risk for future impairment.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income increased compared to 2017 as a result of sales growth. Net investment income increased relative to 2017 due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience was favorable compared to 2017 due to the previously discussed 2017 reserve increase for unclaimed death benefits. Excluding this reserve increase, benefits experience was consistent with 2017.

Commissions and the deferral of acquisition costs were higher relative to 2017 due to sales growth. The amortization of deferred acquisition costs increased compared to 2017 due primarily to growth in the level of the deferred asset. The other expense ratio was higher relative to 2017 due to costs related to our territory expansion initiatives, investments in our business, and the roll-out of our dental and vision products.

Sales

(in millions of dollars)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Sales by Product
Accident, Sickness, and Disability	$354.4	(0.2)%	$355.0	9.8%	$323.2
Life	122.7	9.7	111.9	3.9	107.7
Cancer and Critical Illness	88.9	(5.8)	94.4	6.3	88.8
Total Sales	$566.0	0.8	$561.3	8.0	$519.7

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$345.7	(0.9)%	$349.0	11.3%	$313.5
Large Case Market	81.4	(14.8)	95.5	5.1	90.9
Subtotal	427.1	(3.9)	444.5	9.9	404.4
Public Sector	138.9	18.9	116.8	1.3	115.3
Total Sales	$566.0	0.8	$561.3	8.0	$519.7

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Commercial market sales decreased primarily due to lower new customer account sales in both the core market, which we define as accounts with fewer than 1,000 employees, and the large case market, partially offset by higher existing customer account sales in the core market and the continued expansion of our dental and vision products. The increase in our public sector market for 2019 was driven by an increase in both new and existing customer account sales. The number of new accounts and average new case size decreased 4.5 percent and 4.7 percent, respectively, in 2019 compared to 2018.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Sales were higher in 2018 compared to 2017 due to growth in both new and existing customer account sales and the expansion of our dental and vision products. Commercial market sales increased primarily due to higher new and existing customer account sales in the core market and higher existing sales in the large case market. The slight increase in our public sector market for 2018 was primarily driven by an increase in existing customer account sales, partially offset by a decrease in new account sales. The number of new accounts increased 9.8 percent in 2018 compared to 2017, while the average new case size decreased 4.0 percent.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2020, we will continue to focus on expanding our distribution system through the growth and development of our agency sales force and establishing effective broker partnerships. We will also continue to invest in new solutions and digital capabilities to enhance the customer experience for our business partners and further improve productivity.  We will continue to focus on accelerating growth in our business through territory growth, persistency investments, and increased participation rates. We believe our distribution system, customer service capabilities, the continued expansion of our new dental products, and ability to serve all market sizes position us well for future growth.

We expect stable adjusted operating income growth in 2020, with sales and premium growth, consistent benefits experience, and a continued focus on operational efficiency balanced with our continued investments in future growth. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue.  While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans.  We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Closed Block Segment

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Premium Income
Long-term Care	$651.6	0.5	$648.3	(0.1)	$648.7
Individual Disability	374.3	(11.1)%	420.8	(10.8)%	471.8
All Other	7.6	(5.0)	8.0	(8.0)	8.7
Total Premium Income	1,033.5	(4.0)	1,077.1	(4.6)	1,129.2
Net Investment Income	1,404.9	2.0	1,377.1	1.7	1,354.0
Other Income	71.3	(5.4)	75.4	(5.5)	79.8
Total	2,509.7	(0.8)	2,529.6	(1.3)	2,563.0

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	2,139.3	(26.7)	2,919.2	33.2	2,191.8
Commissions	81.0	(3.7)	84.1	(6.6)	90.0
Interest and Debt Expense	5.3	(23.2)	6.9	3.0	6.7
Other Expenses	146.4	1.2	144.7	(3.9)	150.6
Total	2,372.0	(24.8)	3,154.9	29.3	2,439.1

Income (Loss) Before Income Tax and Net Realized Investment Gains and Losses	137.7	N.M.	(625.3)	N.M.	123.9
Long-term Care Reserve Increase	—	N.M.	750.8	N.M.	—
Adjusted Operating Income	$137.7	9.7	$125.5	1.3	$123.9

Interest Adjusted Loss Ratios:
Long-term Care	88.1%		206.8%		91.1%
Long-term Care Excluding Reserve Increase			91.0%
Individual Disability	78.8%		80.4%		82.4%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.2%		13.4%		13.3%
Income (Loss) Ratio			(58.1)%
Adjusted Operating Income Ratio	13.3%		11.7%		11.0%

Persistency:
Long-term Care	95.7%		95.8%		95.9%
Individual Disability	88.1%		88.3%		89.6%

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Premium income for long-term care was generally consistent with the prior year, with rate increases offsetting policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased compared to 2018 due to policy terminations and maturities.

Net investment income was higher relative to 2018 primarily due to an increase in the level of invested assets, partially offset by lower miscellaneous investment income.  Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, continues to decline due to expected terminations and maturities.

The interest adjusted loss ratio for long-term care, excluding the previously discussed reserve increase, was not comparable to 2018 due to the update in our assumptions during the third quarter of 2018, but was generally consistent with our expectations during 2019. Individual disability benefits experience was favorable relative to 2018 driven by overall favorable claims activity.

The other expense ratio was higher than 2018 due to the expected decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Premium income for long-term care was generally consistent with the prior year, with rate increases offsetting policy terminations. Premium income for individual disability decreased compared to 2017 due to policy terminations and maturities.

Net investment income was higher relative to 2017 primarily due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.  Other income declined due to expected terminations and maturities.

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

Segment Outlook

During 2020, we will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets in the long-term care product line portfolio. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

Profitability of our long-tailed products is affected by claims experience related to mortality and morbidity, resolutions, investment returns, premium rate increases, and persistency.  We believe that the interest adjusted loss ratios for long-term care and the individual disability lines of business will be relatively flat over the long term, but these product lines may continue to experience quarterly volatility, particularly in the near term for our long-term care product lines as our claim block matures and as we continue the implementation of premium rate increases. Specific to our long-term care line of business, which is in loss recognition and should report levels of benefits plus operating expenses that equal the gross premium reported, we expect the long term interest adjusted loss ratio to be in the 85 to 90 percent range with some quarterly volatility. Claim resolution rates, which measure the resolution of claims from recovery, deaths, settlements, and benefit expirations, are very sensitive to operational and external factors and can be volatile. Our claim resolution rate assumption used in determining reserves is our expectation of the resolution rate we will experience over the life of the block of business and will vary from actual experience in any one period. It is possible that variability in any of our reserve assumptions, including, but not limited to, interest rates, mortality, morbidity, resolutions, premium rate increases, benefit change elections, and persistency, could result in a material impact on the adequacy of our reserves, including adjustments to reserves established under loss recognition.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.
Operating Results

(in millions of dollars)
	Year Ended December 31
	2019	% Change	2018	% Change	2017
Adjusted Operating Revenue
Net Investment Income	$20.5	(30.5)%	$29.5	37.9%	$21.4
Other Income	3.1	14.8	2.7	(6.9)	2.9
Total	23.6	(26.7)	32.2	32.5	24.3

Interest, Debt, and Other Expenses	239.5	17.8	203.3	6.1	191.7

Loss Before Income Tax and Net Realized Investment Gains and Losses	(215.9)	(26.2)	(171.1)	(2.2)	(167.4)
Cost Related to Early Retirement of Debt	27.3	N.M.	—	—	—
Loss from Guaranty Fund Assessment	—	—	—	N.M.	20.6
Adjusted Operating Loss	$(188.6)	(10.2)	$(171.1)	(16.6)	$(146.8)

N.M. = not a meaningful percentage

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Net investment income was lower in 2018 due primarily to both a lower yield and a lower level of invested assets.

Interest, debt, and other expenses were higher in 2019 relative to 2018, driven primarily by costs related to the early retirement of debt, higher pension costs, and a higher level of outstanding debt, partially offset by acquisition and restructuring costs in 2018 that did not recur. See "Liquidity and Capital Resources - Debt” contained herein in Item 7 for further discussion.

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

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries and believe we are well positioned with flexibility to preserve our capital strength while also continuing to return capital to our shareholders.

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
Fixed Maturity Securities
The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of December 31, 2019

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,298.9	$331.2	$94.8	$9.8	$3,204.1	$341.0
Capital Goods	4,418.7	578.5	63.9	0.7	4,354.8	579.2
Communications	3,069.3	519.7	81.7	1.0	2,987.6	520.7
Consumer Cyclical	1,518.7	170.4	42.3	1.9	1,476.4	172.3
Consumer Non-Cyclical	7,256.7	985.2	250.0	20.0	7,006.7	1,005.2
Energy	4,775.4	654.7	290.9	26.7	4,484.5	681.4
Financial Institutions	3,799.3	434.8	46.4	0.5	3,752.9	435.3
Mortgage/Asset-Backed	1,478.7	100.9	50.1	0.4	1,428.6	101.3
Sovereigns	1,017.7	174.2	69.4	1.0	948.3	175.2
Technology	1,898.8	147.4	34.7	12.5	1,864.1	159.9
Transportation	2,414.2	316.0	54.2	0.8	2,360.0	316.8
U.S. Government Agencies and Municipalities	4,765.1	655.9	441.5	7.7	4,323.6	663.6
Public Utilities	7,732.2	1,295.5	205.3	8.2	7,526.9	1,303.7
Total	$47,443.7	$6,364.4	$1,725.2	$91.2	$45,718.5	$6,455.6

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities had been in a gross unrealized loss position as of December 31, 2019 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after December 31, 2019. The decrease in the unrealized loss on fixed maturity securities during 2019 was due to a decrease in both U.S. Treasury rates and credit spreads.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019				2018
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$13.8	$4.3	$3.8	$3.0	$52.1
> 90 <= 180 days	2.0	1.9	—	3.4	36.0
> 180 <= 270 days	—	—	0.6	7.4	90.2
> 270 days <= 1 year	—	3.1	2.4	24.0	200.0
> 1 year <= 2 years	3.8	6.6	30.6	97.0	94.5
> 2 years <= 3 years	2.8	1.5	8.2	27.1	50.5
> 3 years	0.8	—	0.2	0.7	1.7
Sub-total	23.2	17.4	45.8	162.6	525.0

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	—	—	—	—	1.6
> 90 <= 180 days	0.3	—	—	1.6	—
> 180 <= 270 days	—	—	1.6	—	—
> 270 days <= 1 year	—	0.3	—	—	—
> 1 year <= 2 years	—	—	11.1	11.1	2.9
Sub-total	0.3	0.3	12.7	12.7	4.5

Total	$23.5	$17.7	$58.5	$175.3	$529.5

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2019				2018
	December 31	September 30	June 30	March 31	December 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$0.5	$5.1	$6.1	$1.0	$39.7
> 90 <= 180 days	3.1	10.3	1.3	2.1	19.0
> 180 <= 270 days	5.1	1.5	1.4	3.8	11.1
> 270 days <= 1 year	0.9	0.9	6.3	1.3	52.8
> 1 year <= 2 years	17.5	31.0	26.3	29.1	27.1
> 2 years <= 3 years	1.3	0.3	—	10.6	4.8
> 3 years	13.7	5.2	22.6	28.8	31.6
Sub-total	42.1	54.3	64.0	76.7	186.1

Fair Value < 70% >= 40% of Amortized Cost

> 90 <= 180 days	—	12.0	—	—	—
> 180 <= 270 days	15.1	—	—	—	—
> 1 year <= 2 years	—	—	—	—	0.7
> 2 years <= 3 years	—	12.7	11.7	—	11.3
> 3 years	10.5	21.6	14.2	7.2	17.8
Sub-total	25.6	46.3	25.9	7.2	29.8

Fair Value < 40% of Amortized Cost

> 3 years	—	—	—	12.6	11.0
Sub-total	—	—	—	12.6	11.0

Total	$67.7	$100.6	$89.9	$96.5	$226.9

At December 31, 2019, we held two below-investment grade fixed maturity securities with a gross unrealized loss greater than $10.0 million. One security is related to a global pharmaceutical company and had a fair value of $65.3 million and a gross unrealized loss of $11.7 million. The other security is related to a global business process automation company and had a fair value of $8.1 million and a gross unrealized loss of $11.9 million. We intend to and have the ability to continue to hold these securities to recovery of amortized cost and believe that the declines in fair value are temporary.

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

We had no individual realized investment losses of $10.0 million or greater from other-than-temporary impairments during 2018 or 2017 and no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during 2018 or 2017.

At December 31, 2019, our mortgage/asset-backed securities had an average life of 6.30 years, effective duration of 4.13 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected.  The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of December 31, 2019, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,071.4 million and $3,188.5 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

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

Mortgage Loans

Our mortgage loan portfolio was $2,397.0 million and $2,295.0 million on an amortized cost basis at December 31, 2019 and 2018, respectively. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. The incidence of problem mortgage loans and foreclosure activity continues to be low. Due to conservative underwriting, we expect the level of problem loans to remain low. We held no impaired mortgage loans at December 31, 2019. We held one impaired mortgage loan at December 31, 2018 with a net realizable value of $3.4 million, net of a valuation allowance of $0.2 million. During the first quarter of 2019, the impaired mortgage loan was settled, and we recognized an additional loss of $0.1 million.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2019, we had no credit exposure on derivatives. We held $24.0 million of cash collateral from our counterparties at December 31, 2019. The carrying value of fixed maturity securities posted as collateral to our counterparties was $28.6 million at December 31, 2019. We had no cash collateral posted to our counterparties at December 31, 2019. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.

Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $30.5 million and $36.0 million on a fair value basis at December 31, 2019 and 2018, respectively.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of December 31, 2019, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $863 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity of 4.4 years. Short-term investments consisted primarily of commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2019 and authorizes the repurchase of up to $750 million of common stock through November 2020, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. This new authorization replaced the previous authorization of $750 million that was scheduled to expire in November 2019. During 2019, we repurchased 12.3 million shares at a cost of approximately $400 million. The dollar value of shares remaining under the current repurchase program was approximately $516 million at December 31, 2019. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 8.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at December 31, 2019 are in line with our expectations and are significantly above the level that would require state regulatory action.

Unum Group and/or certain of its intermediate holding company subsidiaries may also receive dividends from our U.K. subsidiaries, the payment of which may be subject to applicable insurance company regulations and capital guidance in the U.K. Unum Limited is subject to the requirements of Solvency II, an EU directive, which prescribes capital requirements and risk management standards for the European insurance industry. Our European holding company is also subject to the Solvency II requirements relevant to insurance holding companies, while its subsidiaries (the Unum European Economic Area (EEA) Group), which includes Unum Limited, are subject to group supervision under Solvency II. The Unum EEA Group received approval from the U.K. Prudential Regulation Authority to use its own internal model for calculating regulatory capital and also received approval for certain associated regulatory permissions including transitional relief as the Solvency II capital regime continues to be implemented. There are currently no indications that capital requirements for the Unum EEA Group will change as a result of the U.K.'s exit from the EU, but economic conditions may in the near term cause volatility in our solvency ratios.

The payment of dividends to the parent company from our subsidiaries also requires the approval of the individual subsidiary's board of directors.

The amount available during 2019 for the payment of ordinary dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers, was approximately $995 million, of which $956.1 million was declared and paid. The amount available during 2019 from Unum Limited was approximately £140 million, of which £25.0 million was declared and paid to one of our U.K. holding companies. During 2019, Northwind Re paid dividends of $52.8 million to Northwind Holdings. Fairwind paid no dividends during 2019.

During 2020, we intend to maintain a level of capital in our insurance subsidiaries above the applicable capital adequacy requirements and minimum solvency margins. Although we may not utilize the entire amount of available dividends, based on applicable restrictions under current law, approximately $1,035 million is available, without prior approval by regulatory authorities, during 2020 for the payment of dividends from Unum Group's traditional U.S. insurance subsidiaries, which excludes our captive reinsurers. Approximately £180 million is available for the payment of dividends from Unum Limited during 2020, subject to regulatory approval.

Insurance regulatory restrictions do not limit the amount of dividends available for distribution from non-insurance subsidiaries except where the non-insurance subsidiaries are held directly or indirectly by an insurance subsidiary and only indirectly by Unum Group.

Funding for Employee Benefit Plans

We made contributions of $68.2 million and £3.4 million to our U.S. and U.K. defined contribution plans, respectively, in 2019 and expect to make contributions of approximately $75 million and £4 million during 2020. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during 2019. We do not expect to make any contributions to either plan during 2020. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity. See Note 9 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further discussion of our employee benefit plans.

Debt

There are no significant financial covenants associated with any of our outstanding debt obligations.  We continually monitor our debt covenants to ensure we remain in compliance. We have not observed any current trends that would cause a breach of any debt covenants.

Maturities, Purchases, and Retirement of Debt

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $60.0 million in each of 2019, 2018, and 2017.

During 2019 we purchased and retired (i) $22.8 million aggregate liquidation amount of our 7.405% capital securities due 2038; (ii) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (iii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iv) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021.

In 2018, our $200.0 million 7.00% senior unsecured notes matured.

In 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount.

Issuance of Debt

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

Credit Facilities

In April 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2019, letters of credit totaling $0.6 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also in April 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At

December 31, 2019, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

Commitments

The following table summarizes contractual obligations and our reinsurance recoverable by period as of December 31, 2019:

(in millions of dollars)
	Total	In 1 Year or Less	After 1 Year up to 3 Years	After 3 Years up to 5 Years	After 5 Years

Payments Due

Short-term Debt	$416.6	$416.6	$—	$—	$—

Long-term Debt	5,774.2	153.9	307.8	648.6	4,663.9

Policyholder Liabilities	45,686.1	4,778.9	7,371.3	5,540.7	27,995.2

Pension and OPEB	633.3	19.4	37.9	37.2	538.8

Miscellaneous Liabilities	1,215.5	786.3	265.4	8.8	155.0

Operating Leases	135.2	26.6	43.0	14.1	51.5

Purchase Obligations	684.0	647.6	33.5	2.7	0.2

Total	$54,544.9	$6,829.3	$8,058.9	$6,252.1	$33,404.6

Receipts Due

Reinsurance Recoverable	$7,961.6	$347.4	$650.4	$656.0	$6,307.8

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

Miscellaneous liabilities include commissions due and accrued, deferred compensation liabilities, contingent considerations, state premium taxes payable, amounts due to reinsurance companies, legally binding commitments to fund investments, obligations to return unrestricted cash collateral to our securities lending and derivative counterparties, and various other liabilities that represent contractual obligations. Obligations where the timing of the payment is uncertain are included in the one year or less category.

See "Critical Accounting Estimates" contained herein in this Item 7 and Notes 3, 4, 6, 8, 9, and 15 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information on our various commitments and obligations.

Off-Balance Sheet Arrangements

Purchase obligations include commitments of $629.8 million to fund certain of our investments. These are included in the preceding table based on the expiration date of the commitments. The funds are due upon satisfaction of contractual notice from appropriate external parties and may or may not be funded. Also included are obligations with outside parties for computer data processing services, software maintenance agreements, and consulting services. The aggregate obligation remaining under these agreements was $54.2 million at December 31, 2019.

As part of our regular investing strategy, we receive collateral from unaffiliated third parties through transactions which include both securities lending and short-term agreements to purchase securities with the agreement to resell them at a later specified date. For both types of transactions, we require that a minimum of 102 percent of the fair value of the securities loaned or securities purchased under repurchase agreements be maintained as collateral. Generally, cash is received as collateral under these agreements. In the event that securities are received as collateral, we are not permitted to sell or re-post them. We also post our fixed maturity securities as collateral to unaffiliated third parties through transactions including both securities lending and short-term agreements to sell securities with the agreement to repurchase them at a later specified date. See "Transfers of Financial Assets" as follows for further discussion.

To help limit the credit exposure of derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2019, we had no credit exposure on derivatives. We held cash collateral from our counterparties of $24.0 million at December 31, 2019 and had posted fixed maturity securities with a carrying value of $28.6 million as collateral to our counterparties.

See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of December 31, 2019, we did not hold cash collateral from securities lending agreements. The average balance for securities lending agreements which were collateralized by cash during the year ended December 31, 2019 was $1.9 million, and the maximum amount outstanding at any month end was $5.9 million. In addition, at December 31, 2019, we had $186.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the year ended December 31, 2019 was $189.5 million, and the maximum amount outstanding at any month end was $274.5 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at December 31, 2019, nor did we utilize any repurchase agreements during 2019. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of December 31, 2019, we owned $18.5 million of FHLB common stock and had no outstanding advances from the regional FHLBs.

See Note 3 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for additional information.

Consolidated Cash Flows

(in millions of dollars)
	Year Ended December 31
	2019	2018	2017
Net Cash Provided by Operating Activities	$1,741.6	$1,536.5	$1,164.1
Net Cash Used by Investing Activities	(1,393.5)	(930.1)	(499.3)
Net Cash Used by Financing Activities	(358.0)	(589.8)	(687.8)
Net Change in Cash and Bank Deposits	$(9.9)	$16.6	$(23.0)

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

The variance in the change in insurance reserves and liabilities to reconcile net income to net cash provided by operating activities as reported in our consolidated statements of cash flows for 2018 was due primarily to the 2018 reserve increase for our long-term care line of business.

Investing Cash Flows
Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program. Our cash flows for 2018 include cash outflows, net of cash acquired, of $145.4 million related to all of our acquisitions during the year.

See Notes 3 and 13 of the "Notes to Consolidated Financial Statements" contained herein in Item 8 for further information.

Financing Cash Flows
Financing cash flows consist primarily of borrowings and repayments of debt, repurchase of common stock, and dividends paid to stockholders.

During 2019, we purchased and retired $433.1 million aggregate liquidation/principal amount of our outstanding capital and debt securities, including debt repurchase costs of $25.9 million for a total cash outflow of $459.0 million. During 2018, our $200.0 million 7.00% senior unsecured notes matured. During 2017, we purchased and retired the remaining $3.4 million of principal on our senior secured floating rate notes acquired through our purchase of Starmount. During each of the years 2019, 2018, and 2017 we made principal payments of $60.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

During 2019, we issued $450.0 million of 4.50% senior notes due 2049 and $400.0 million of 4.00% senior notes due 2029 and received total proceeds of $841.9 million. During 2018, we issued $300.0 million of 6.25% junior subordinated notes due 2058 and received total proceeds of $290.7 million.

Cash used to repurchase shares of Unum Group's common stock during 2019, 2018, and 2017 was $400.3 million, $356.2 million, and $401.8 million, respectively. During 2019, 2018, and 2017 we paid dividends of $229.2 million, $215.6 million, and $196.0 million, respectively, to holders of Unum Group's common stock.

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

AM Best, Fitch, Moody's, and S&P affirmed their ratings for our domestic insurance subsidiaries and issuer credit ratings for Unum Group during 2019. There have been no other changes in any of the rating agencies' outlooks or ratings during 2019 or in 2020 prior to the date of this filing.

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

Although our policy benefits are primarily in the form of claim payments and we therefore have minimal exposure to the policy withdrawal risk associated with deposit products such as individual life policies or annuities, the fair values of liabilities under all insurance contracts are taken into consideration in our overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment cash flows with amounts due under insurance contracts. Changes in interest rates and individuals' behavior affect the amount and timing of asset and liability cash flows. We actively monitor our asset and liability cash flow match and our asset and liability duration match to manage interest rate risk. Due to the long duration of our long-term care product, the timing of our investment cash flows do not match those of our maturing liabilities. We model and test asset and liability portfolios to improve interest rate risk management and net yields. Testing the asset and liability portfolios under various interest rate and economic scenarios enables us to choose what we believe to be the most appropriate investment strategy, as well as to limit the risk of disadvantageous outcomes. We use this analysis in determining hedging strategies and utilizing derivative financial instruments. We use current and forward interest rate swaps, options on forward interest rate swaps, and forward treasury locks to hedge interest rate risks and to match asset durations and cash flows with corresponding liabilities.

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

We measure our financial instruments' market risk related to changes in interest rates using a sensitivity analysis. This analysis estimates potential changes in fair values as of December 31, 2019 and 2018 based on a hypothetical immediate increase of 100 basis points in interest rates from year end levels. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The hypothetical potential changes in fair value of our financial instruments at December 31, 2019 and 2018 are shown as follows:

	December 31, 2019
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$47,443.7	$43,612.8	$(3,830.9)
Mortgage Loans		2,556.3	2,391.5	(164.8)
Policy Loans, Net of Reinsurance Ceded		420.8	389.7	(31.1)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(5,441.1)	$(2,626.8)	$2,814.3
Long-term Debt		(3,239.0)	(2,940.1)	298.9

Derivatives (1)
Swaps	$872.5	$(7.2)	$(36.5)	$(29.3)
Forwards	8.9	0.1	(0.1)	(0.2)
Embedded Derivative in Modified Coinsurance Arrangement		(22.8)	(22.7)	0.1

	December 31, 2018
(in millions of dollars)	Notional Amount of Derivatives	Fair Value	Hypothetical
			FV + 100 BP	Change in FV
Assets
Fixed Maturity Securities (1)		$43,011.7	$39,532.1	$(3,479.6)
Mortgage Loans		2,317.4	2,179.6	(137.8)
Policy Loans, Net of Reinsurance Ceded		381.8	354.2	(27.6)

Liabilities
Unrealized Adjustment to Reserves, Net of Reinsurance Ceded and Deferred Acquisition Costs (2)		$(2,986.8)	$(470.7)	$2,516.1
Long-term Debt		(3,069.2)	(2,866.2)	203.0

Derivatives (1)
Swaps	$799.2	$(7.1)	$(29.1)	$(22.0)
Embedded Derivative in Modified Coinsurance Arrangement		(31.1)	(32.5)	(1.4)

(1) These financial instruments are carried at fair value in our consolidated balance sheets. Changes in fair value resulting from changes in interest rates may affect the fair value at which the item is reported in our consolidated balance sheets. The corresponding offsetting change is reported in other comprehensive income or loss, net of income tax, except for changes in the fair value of derivatives accounted for as fair value hedges or derivatives not designated as hedging instruments, the offset of which is reported as a component of net realized investment gain or loss.

(2) The adjustment to reserves and deferred acquisition costs for unrealized investment gains and losses reflects the adjustments to policyholder liabilities and deferred acquisition costs that would be necessary if the unrealized investment gains and losses related to the fixed maturity securities had been realized. Changes in this adjustment are also reported as a component of other comprehensive income or loss, net of income tax.

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

We remain in an environment of low interest rates, which continues to place pressure on our profit margins as we invest cash flows to support our businesses. We estimate that we will have approximately $1.9 billion of investable cash flows in 2020. Assuming interest rates and credit spreads remain constant throughout 2021 at the January 2020 market levels, our net investment income would decrease by an immaterial amount in both 2020 and 2021 as a result of the investment of cash flows at levels below our current expectations. This interest rate scenario does not give consideration to the effect of other factors which could impact these results, such as changes in the bond market and changes in hedging strategies and positions, nor does it consider the potential change to our discount rate reserve assumptions and any mitigating factors such as pricing adjustments. In addition, a continued low or declining interest rate environment may also result in an increase in the net periodic benefit costs for our pension plans, but we do not believe it would materially affect net income in 2020 or 2021.

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

Assuming the pound to dollar exchange rate decreased 10 percent from the December 31, 2019 and 2018 levels, stockholders' equity as reported in U.S. dollars would have been lower by approximately $68 million and $62 million, respectively. Assuming the pound to dollar average exchange rate decreased 10 percent from the actual average exchange rates for 2019 and 2018, adjusted operating income, as reported in U.S. dollars, would have decreased approximately $10 million and $11 million, respectively. Our Polish operations are currently not a significant portion of our overall operations and any changes in the dollar exchange rate would not represent a material impact to our reported financial results in U.S. dollars.

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

Risk Management

Effectively taking and managing risks is essential to the success of our Company. To facilitate this effort, we have a formal Enterprise Risk Management (ERM) program, with a framework comprising the following key components:

•Risk-aware culture and governance
•Risk appetite policy
•Risk identification and prioritization
•Risk and capital modeling
•Risk management activities
•Risk reporting

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

Risk Management Activities

We accept and manage market, credit, insurance, operational and strategic risks in accordance with our corporate strategy, investment policy, and annual business plans. The following fundamental principles are embedded in our risk management efforts across our Company.

•We believe in the benefits of specialization and a focused business strategy. We seek profitable risk-taking in areas where we have established risk management skills and capabilities.
•We seek to manage our exposure to insurance risk through a combination of prudent underwriting with effective risk selection, maintaining pricing discipline, sound reserving practices, claims operational effectiveness, and selective use of reinsurance. Detailed underwriting guidelines and claim policies are tools used to manage our insurance risk exposure. We also monitor exposures against internally prescribed limits, and we diversify to reduce potential concentration risk and volatility.
•We maintain a detailed set of investment policies and guidelines, including fundamental credit analysis, that are used to manage our credit risk exposure and diversify our risks across asset classes and issuers.

•We value the importance of managing cyber-related risks, and have policies and procedures in place to help protect against insider trading and allow for timely disclosure of material cybersecurity events.
•Finally, we foster a risk-aware culture that embeds our corporate values and our code of conduct in our daily operations and preserves our reputation with customers and other key stakeholders. We monitor a composite set of operational risk metrics that measure operating effectiveness from the customer perspective.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unum Group and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Long Term Care Policy and Contract Benefits
Description of the Matter	The Company’s reserves for individual and group long-term care policy and contract benefits are $12.1 billion of the $47.8 billion of Reserves for Future Policy and Contract Benefits on the consolidated balance sheet as of December 31, 2019. The two primary categories of long-term care reserves are policy reserves for claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. Notes 1 and 6 to the consolidated financial statements describe the accounting for these reserves.

Policy reserves are established based on a gross premium valuation method to estimate the difference between projected future policy benefits and future premiums utilizing assumptions established as of the most recent loss recognition. Claim reserves are established based on a tabular reserve methodology representing assumptions reflecting the best estimate of the present value of the liability for future claim payments and claim adjustment expenses. Management is required to evaluate its long-term care reserves each period to determine if a reserve deficiency exists. There is significant uncertainty in estimating long-term care reserves given the extended period over which claims are paid and sensitivity of the estimate to assumptions, including morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases.

Auditing the long-term care policy and contract benefits reserves was complex due to the highly judgmental nature of the significant assumptions including morbidity, mortality, claims incidence and resolutions, persistency, interest rates and future premium rate increases used in the measurement process. The significant judgment and the sensitivity of the estimate to these assumptions can have a material effect on the valuation of the liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the long-term care reserves process, including controls over the review and approval of assumptions which incorporate the Company’s most recent experience.

To test long-term care policy and contract benefits liability we performed audit procedures, with the assistance of our actuarial specialists, that included, among others, an evaluation of the methodologies applied by management’s actuarial specialists with those methods used in prior periods. We evaluated the significant assumptions used by management in determining the policy and claims reserves by comparing the significant assumptions, including expected morbidity, mortality, claims incidence and resolutions, persistency, interest rates, and future premium rate increases to historical assumptions, prior actual experience, policyholder experience studies performed by management, available industry information, observable market data, or management’s estimates of prospective changes in these assumptions. In addition, we performed a review of the historical results of the development of the estimate, assessed management’s annual reserve adequacy test, and performed an independent recalculation of policy and contract benefit reserves for a sample of contracts which we compared to the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Chattanooga, Tennessee
February 18, 2020

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	December 31
	2019	2018
	(in millions of dollars)
Assets

Investments
Fixed Maturity Securities - at fair value (amortized cost: $41,079.3; $40,275.2)	$47,443.7	$43,011.7
Mortgage Loans	2,397.0	2,295.0
Policy Loans	3,779.5	3,729.9
Other Long-term Investments	844.2	702.9
Short-term Investments	1,294.5	968.1
Total Investments	55,758.9	50,707.6

Other Assets
Cash and Bank Deposits	84.1	94.0
Accounts and Premiums Receivable	1,602.9	1,615.5
Reinsurance Recoverable	4,780.7	4,662.4
Accrued Investment Income	693.0	690.6
Deferred Acquisition Costs	2,324.0	2,309.4
Goodwill	351.7	350.3
Property and Equipment	534.1	546.9
Deferred Income Tax	—	109.9
Other Assets	884.0	789.0

Total Assets	$67,013.4	$61,875.6

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	December 31
	2019	2018
	(in millions of dollars)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,745.5	$1,695.7
Reserves for Future Policy and Contract Benefits	47,780.1	44,841.9
Unearned Premiums	363.9	363.3
Other Policyholders’ Funds	1,599.7	1,594.8
Income Tax Payable	256.7	24.0
Deferred Income Tax	95.4	—
Short-term Debt	399.7	—
Long-term Debt	2,926.9	2,971.3
Other Liabilities	1,880.5	1,762.8

Total Liabilities	57,048.4	53,253.8

Commitments and Contingent Liabilities - Note 14

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 305,813,326 and 305,104,548 shares	30.6	30.5
Additional Paid-in Capital	2,348.1	2,321.7
Accumulated Other Comprehensive Income (Loss)	37.3	(814.2)
Retained Earnings	10,728.7	9,863.1
Treasury Stock - at cost: 102,876,514 and 90,551,513 shares	(3,179.7)	(2,779.3)

Total Stockholders' Equity	9,965.0	8,621.8

Total Liabilities and Stockholders' Equity	$67,013.4	$61,875.6

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Unum Group and Subsidiaries

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars, except share data)
Revenue
Premium Income	$9,365.6	$8,986.1	$8,597.1
Net Investment Income	2,435.3	2,453.7	2,451.7
Realized Investment Gain (Loss)
Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	(25.3)	(17.5)	(8.1)
Net Realized Investment Gain (Loss), Excluding Other-Than-Temporary Impairment Loss on Fixed Maturity Securities	2.1	(22.0)	48.4
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3
Other Income	221.2	198.2	197.7
Total Revenue	11,998.9	11,598.5	11,286.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	7,496.2	8,020.4	7,055.7
Commissions	1,122.7	1,108.4	1,060.8
Interest and Debt Expense	177.4	167.3	159.9
Cost Related to Early Retirement of Debt	27.3	—	—
Deferral of Acquisition Costs	(658.6)	(668.0)	(628.0)
Amortization of Deferred Acquisition Costs	609.9	565.5	527.1
Compensation Expense	898.3	885.9	852.3
Other Expenses	943.6	891.2	855.0
Total Benefits and Expenses	10,616.8	10,970.7	9,882.8

Income Before Income Tax	1,382.1	627.8	1,404.0

Income Tax Expense (Benefit)
Current	274.8	227.4	401.3
Deferred	7.0	(123.0)	8.5
Total Income Tax Expense	281.8	104.4	409.8

Net Income	$1,100.3	$523.4	$994.2

Net Income Per Common Share
Basic	$5.25	$2.38	$4.39
Assuming Dilution	$5.24	$2.38	$4.37

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unum Group and Subsidiaries

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Net Income	$1,100.3	$523.4	$994.2

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $757.0; $(614.2); $328.1)	2,870.9	(2,314.5)	721.7
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $(511.7); $371.7; $(245.0))	(1,942.6)	1,411.8	(554.5)
Change in Net Gain on Hedges (net of tax benefit of $17.0; $8.2; $24.4)	(62.8)	(31.7)	(45.2)
Change in Foreign Currency Translation Adjustment (net of tax expense (benefit) of $0.2; $(0.6); $—)	23.6	(50.7)	99.5
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense (benefit) of $(9.3); $17.0; $(8.3))	(37.6)	60.9	(43.0)
Total Other Comprehensive Income (Loss)	851.5	(924.2)	178.5

Comprehensive Income (Loss)	$1,951.8	$(400.8)	$1,172.7

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Unum Group and Subsidiaries

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Common Stock
Balance at Beginning of Year	$30.5	$30.5	$30.4
Common Stock Activity	0.1	—	0.1
Balance at End of Year	30.6	30.5	30.5

Additional Paid-in Capital
Balance at Beginning of Year	2,321.7	2,303.3	2,272.8
Common Stock Activity	26.4	18.4	30.5
Balance at End of Year	2,348.1	2,321.7	2,303.3

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	(814.2)	127.5	(51.0)
Adjustment to Adopt Accounting Standard Update - Note 1	—	(17.5)	—
Balance at Beginning of Year, as Adjusted	(814.2)	110.0	(51.0)
Other Comprehensive Income (Loss)	851.5	(924.2)	178.5
Balance at End of Year	37.3	(814.2)	127.5

Retained Earnings
Balance at Beginning of Year	9,863.1	9,542.2	8,744.0
Adjustment to Adopt Accounting Standard Update - Note 1	(3.4)	14.5	—
Balance at Beginning of Year, as Adjusted	9,859.7	9,556.7	8,744.0
Net Income	1,100.3	523.4	994.2
Dividends to Stockholders (per common share: $1.09; $0.98; $0.86)	(231.3)	(217.0)	(196.0)
Balance at End of Year	10,728.7	9,863.1	9,542.2

Treasury Stock
Balance at Beginning of Year	(2,779.3)	(2,428.6)	(2,028.2)
Purchases of Treasury Stock	(400.4)	(350.7)	(400.4)
Balance at End of Year	(3,179.7)	(2,779.3)	(2,428.6)

Total Stockholders' Equity at End of Year	$9,965.0	$8,621.8	$9,574.9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unum Group and Subsidiaries

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$1,100.3	$523.4	$994.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	37.5	(4.7)	(101.8)
Change in Deferred Acquisition Costs	(48.7)	(102.5)	(100.9)
Change in Insurance Reserves and Liabilities	376.1	1,193.1	441.9
Change in Income Taxes	248.2	(39.1)	25.6
Change in Other Accrued Liabilities	51.3	(10.1)	14.6
Non-cash Components of Net Investment Income	(237.9)	(211.1)	(200.1)
Net Realized Investment (Gain) Loss	23.2	39.5	(40.3)
Depreciation	110.1	101.4	103.4
Other, Net	81.5	46.6	27.5
Net Cash Provided by Operating Activities	1,741.6	1,536.5	1,164.1

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	955.2	642.5	436.3
Proceeds from Maturities of Fixed Maturity Securities	2,401.0	2,815.4	2,560.8
Proceeds from Sales and Maturities of Other Investments	363.5	454.0	257.9
Purchase of Fixed Maturity Securities	(4,022.4)	(3,861.7)	(2,808.5)
Purchase of Other Investments	(568.5)	(623.2)	(474.3)
Net Sales (Purchases) of Short-term Investments	(267.6)	200.5	(356.4)
Net Decrease in Payables for Collateral on Investments	(104.1)	(268.1)	(9.8)
Acquisition of Business (Net of Cash Acquired)	—	(145.4)	—
Net Purchases of Property and Equipment	(150.9)	(144.1)	(105.3)
Other, Net	0.3	—	—
Net Cash Used by Investing Activities	(1,393.5)	(930.1)	(499.3)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(200.0)	—
Issuance of Long-term Debt	841.9	290.7	—
Long-term Debt Repayment	(493.1)	(60.0)	(63.5)
Cost Related to Early Retirement of Debt	(25.9)	—	—
Issuance of Common Stock	6.1	4.6	10.8
Repurchase of Common Stock	(400.3)	(356.2)	(401.8)
Dividends Paid to Stockholders	(229.2)	(215.6)	(196.0)
Other, Net	(57.5)	(53.3)	(37.3)
Net Cash Used by Financing Activities	(358.0)	(589.8)	(687.8)

Net Increase (Decrease) in Cash and Bank Deposits	(9.9)	16.6	(23.0)

Cash and Bank Deposits at Beginning of Year	94.0	77.4	100.4

Cash and Bank Deposits at End of Year	$84.1	$94.0	$77.4

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

Description of Business: We are a leading provider of financial protection benefits in the United States, the United Kingdom, and Poland. Our products include disability, life, accident, critical illness, dental and vision, and other related services. We market our products primarily through the workplace.

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

Policy Loans: Policy loans are presented at unpaid balances directly related to policyholders. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Included in policy loans are $3,490.6 million and $3,449.3 million of policy loans ceded to reinsurers at December 31, 2019 and 2018, respectively.

Other Long-term Investments: Other long-term investments are comprised primarily of tax credit partnerships, private equity partnerships, and real estate.

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

Our investments in private equity partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. We account for our investments in these partnerships using either the equity method or at fair value through net income depending on the level of ownership and the degree of our influence over partnership operating and financial policies. For investments in partnerships accounted for under the equity method, we report our investments at our share of the partnership's net asset value (NAV) and record our portion of partnership earnings as a component of net investment income. For investments in partnerships accounted for at fair value through net income, we also report our investments at our share of the partnership's NAV as a practical expedient for fair value with increases or decreases recorded as a component of net investment income. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments and there is generally not a public market for these investments.

Real estate is primarily comprised of property held for the production of income and property held for sale. Property held for the production of income is carried at cost less accumulated depreciation and any write-downs to fair value for impairment losses. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset. A review for impairment is made whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the carrying value of the property exceeds the expected undiscounted cash flows generated from the property, at which point the carrying value is written down to an estimated fair value. Real estate held for sale is carried at the lower of depreciated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

cost or fair value less estimated selling costs and is not further depreciated once classified as such. Our real estate balance was $90.5 million and $43.4 million at December 31, 2019 and 2018, respectively, and the associated accumulated depreciation was $49.8 million and $10.3 million at December 31, 2019 and 2018, respectively.

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

In our consolidated balance sheets, we do not offset fair value amounts recognized for derivatives executed with the same counterparty under a master netting agreement and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from those master netting agreements. See Notes 2, 3, and 4.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Goodwill: Goodwill is the excess of the amount paid to acquire a business over the fair value of the net assets acquired. We review the carrying amount of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill.  The fair values of the reporting units are determined using discounted cash flow models.  The critical estimates necessary in determining fair value are projected earnings and the discount rate.  We set our discount rate assumption based on an expected risk adjusted cost of capital.  If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the unamortized goodwill, the impairment charge is determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities. The carrying amount of goodwill is then reduced with a corresponding charge to expense.

Property and Equipment: Property and equipment is reported at cost less accumulated depreciation, which is calculated on the straight-line method over the estimated useful life. The accumulated depreciation for property and equipment was $1,195.3 million and $1,151.8 million as of December 31, 2019 and 2018, respectively.

Value of Business Acquired: Value of business acquired represents the present value of future profits recorded in connection with the acquisition of a block of insurance policies. The asset is amortized based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits from surrender charges, mortality margins, investment returns, and expense margins for interest sensitive insurance policies. The value of business acquired, which is included in other assets in our consolidated balance sheets, was $88.7 million and $96.7 million at December 31, 2019 and 2018, respectively. The accumulated amortization for value of business acquired was $144.1 million and $133.0 million as of December 31, 2019 and 2018, respectively.

The amortization of value of business acquired, which is included in other expenses in the consolidated statements of income, was $7.1 million, $6.4 million, and $4.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. We periodically review the carrying amount of value of business acquired using the same methods used to evaluate deferred acquisition costs.

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

Policyholders Funds: Policyholders' funds represent customer deposits plus interest credited at contract rates. We control interest rate risk by investing in quality assets which have an aggregate duration that closely matches the expected duration of the liabilities.

Income Tax: Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Deferred taxes have been measured using enacted statutory income tax rates and laws that are currently in effect. We record adjustments to our deferred taxes resulting from tax rate changes through income as of the date of enactment. We record deferred tax assets for tax positions taken in the U.S. and other tax jurisdictions based on our assessment of whether a position is more likely than not to be sustained upon examination based solely on its technical merits.  A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. We follow an aggregate portfolio approach to release disproportionate tax effects from accumulated other comprehensive income upon disposal of an entire business segment's portfolio. See Note 7.

Short-term and Long-term Debt: Debt is generally carried at the unpaid principal balance, net of unamortized discount or premium and deferred debt issuance costs. Short-term debt consists of debt due within the next twelve months, including that portion of debt otherwise classified as long-term. The amortization of the original issue discount or premium as well as deferred debt issuance costs are recognized as a component of interest expense over the period the debt is expected to be outstanding. The carrying amount of long-term debt that is part of a fair value hedge program includes an adjustment to reflect the effect of the change in fair value attributable to the risk being hedged. Net interest settlements for fair value hedges on our long-term debt are recognized as a component of interest expense. See Note 8.

Right-of-Use Asset (ROU) and Lease Liability: ROU assets represent our right to use an underlying asset for a specified lease term and are included in other assets in our consolidated balance sheet. Lease liabilities represent the present value of lease payments that we are obligated to pay arising from a lease and are included in other liabilities in our consolidated balance sheet.

We determine if an arrangement is a lease at inception through a formal process that evaluates our right to control the use of an identified asset for a period of time in exchange for consideration. We account for the lease and non-lease components of our building leases separately and have elected to use the available practical expedient to account for the lease and non-lease components of our equipment leases as a single component. All of our leases are classified as operating, none of which are classified as short-term leases. For each operating lease, we calculate a lease liability at commencement date based on the present value of lease payments over the lease term and a corresponding ROU asset, adjusted for lease incentives.

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

Operating lease cost is calculated on a straight-line basis over the lease term and is included in other expenses in our consolidated statements of income. We amortize the ROU asset over the lease term on a pattern determined by the difference between the straight-line lease liability expense and the accretion of the imputed interest calculated on the lease liability. See Note 15.

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

Fees from our leave management services and administrative-services only (ASO) business are reported as other income when services are rendered.

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

Where applicable, gains or losses on reinsurance transactions are deferred and amortized into earnings based upon expected future premium income for non-interest sensitive insurance policies and estimated future gross profits for interest sensitive insurance policies. The deferred gain on reinsurance included in other liabilities in our consolidated balance sheets at December 31, 2019 and 2018 was $8.5 million and $12.5 million, respectively.

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

Premium Tax Expense: Premium tax expense is included in other expenses in the consolidated statements of income. For the years ended December 31, 2019, 2018, and 2017, premium tax expense was $170.1 million, $155.8 million, and $158.0 million, respectively.

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

Translation of Foreign Currency: Revenues and expenses of our foreign operations are translated at average exchange rates. Assets and liabilities are translated at the rate of exchange on the balance sheet dates. The translation gain or loss is generally reported in accumulated other comprehensive income, net of income tax. We do not provide for deferred taxes to the extent unremitted foreign earnings are deemed permanently invested.

Accounting for Participating Individual Life Insurance: Participating policies issued by one of our subsidiaries prior to its 1986 conversion from a mutual to a stock life insurance company will remain participating as long as the policies remain in-force. A Participation Fund Account (PFA) was established for the benefit of all such individual participating life and annuity policies and contracts. The assets of the PFA provide for the benefit, dividend, and certain expense obligations of the participating individual life insurance policies and annuity contracts. The assets of the PFA were $311.2 million and $301.2 million at December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2019:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 220 "Income Statement - Reporting Comprehensive Income"	This update allowed entities to make an accounting policy election to reclassify the disproportionate tax effects arising as a result of the recognition of the enactment of the tax bill, H.R.1, An Act to Provide Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, more commonly known as the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive income to retained earnings. Tax effects that are disproportionate in accumulated other comprehensive income for reasons other than the TCJA may not be reclassified. This update required additional disclosures on whether an entity elects to reclassify the disproportionate tax effects and its policy for releasing tax effects from accumulated other comprehensive income.	January 1, 2019	The adoption of this update expanded certain of our disclosures but had no impact on our financial position or results of operations because we did not make the optional accounting policy election to reclassify the disproportionate tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings.

ASC 310 "Receivables - Nonrefundable Fees and Other Costs"	This update shortened the amortization period to the earliest call date for certain callable debt securities held at a premium. This update did not impact securities held at a discount.	January 1, 2019	The adoption of this update did not have a material impact on our financial position or results of operations.

ASC 718 "Compensation - Stock Compensation"	This update generally aligned the accounting guidance for share-based payments issued to non-employees with guidance for share-based payments issued to employees. Specifically, the update required non-employee share-based payments to be measured using the grant date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered rather than being remeasured through the performance completion date. Additionally, for non-employee share-based payments that contain performance conditions, the update changed the criteria regarding the recognition of compensation cost to when achievement of a performance condition is probable rather than upon actual achievement of the performance condition.	January 1, 2019	The adoption of this update did not have an impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements

ASC 842 "Leases"	This update changed the accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees remained similar to previous accounting requirements for capital and operating leases. For lessors, the guidance modified the classification criteria and the accounting for sales-type and direct financing leases. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption. In addition, the package of practical expedients available to leases that commenced prior to the date of adoption was applied.	January 1, 2019	See the summary table below for the financial statement impacts of this modified retrospective adoption on our financial statement line items at January 1, 2019. In addition, see Note 15 for the additional disclosures required by the update.

Summary of Financial Statement Impacts of Accounting Updates Adopted in 2019:

	Balance at December 31, 2018	Balance at January 1, 2019	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 842
Consolidated Balance Sheets
Assets
Other Assets	$789.0	$906.7	$117.7
Deferred Income Tax	109.9	109.5	(0.4)

Liabilities
Other Liabilities	1,762.8	1,884.8	122.0
Income Tax Payable	24.0	22.7	(1.3)

Stockholders' Equity
Retained Earnings	9,863.1	9,859.7	(3.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

Accounting Updates Adopted in 2018:

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 230 "Statement of Cash Flows"	This update provided clarifying guidance intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update addressed eight specific cash flow issues that relate to various types of transactions. The guidance was applied retrospectively.	January 1, 2018	The adoption of this update resulted in the reclassification of certain cash inflows between investing activities and operating activities within our consolidated statements of cash flows. The reclassification primarily related to cash distributions from equity method investees and the bifurcation of those distributions as either returns on investment or returns of investment which resulted in a reclassification of cash inflows from investing activities to operating activities. The remaining portion of the reclassification related to the receipt of proceeds from corporate-owned life insurance benefits which resulted in a reclassification of cash inflows from operating activities to investing activities. The adoption of this update had no effect on our financial position or results of operations.

ASC 606 "Revenue from Contracts with Customers"	These updates superseded virtually all existing guidance regarding the recognition of revenue from customers. Specifically excluded from the scope of these updates are insurance contracts, although our fee-based service products are included within the scope. Our fee-based service products, which are primarily sold in our Unum US segment, are reported in other income within our consolidated statements of income and represent less than one percent of our total revenue. The core principle of this guidance is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Accordingly, we continue to recognize revenue for these fee-based service products as services are rendered.	January 1, 2018	The adoption of these updates did not have an impact on our financial position or results of operations and did not result in expanded disclosures due to the immaterial nature of our fee-based service products relative to our overall business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 715 "Compensation - Retirement Benefits"	This update required the service cost component of net periodic pension and postretirement benefit costs to be included as a component of compensation costs in an entity's statement of income. Other components of net periodic pension and postretirement benefit costs are required to be presented separately from the service cost along with a disclosure identifying the line items in which these costs are presented in the statement of income. The amendments in this update were applied retrospectively or prospectively depending on the specific requirement of the update.	January 1, 2018	The adoption of this update resulted in the reclassification of service cost from the other expenses line item to the compensation expense line item on our consolidated statements of income but had no effect on our financial position or results of operations. We elected to use the practical expedient for the retrospective application of this update.

ASC 740 "Income Taxes"	This update eliminated the exception that required the tax effect of intra-entity asset transfers other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. It required recognition of tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.	January 1, 2018	The adoption of this update did not have an impact on our financial position or results of operations.

ASC 815 "Derivatives and Hedge Accounting"	This update provided targeted improvements to accounting for hedging activities for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements, eases certain documentation and effectiveness assessment requirements, and enhances transparency through expanded disclosures. The amended presentation and disclosure guidance was adopted prospectively. Early adoption was permitted.	January 1, 2018	We elected to early adopt this update. The adoption of this update did not have an impact on our financial position or results of operations; however, it expanded our disclosures. This update also simplified hedge documentation requirements and expanded available hedging strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 825 "Financial Instruments - Overall"	This update changed the accounting and disclosure requirements for certain financial instruments. These changes include a requirement to measure equity investments, other than those that result in consolidation or are accounted for under the equity method, at fair value through net income unless the investment qualifies for certain practicability exceptions. In addition, the update clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale fixed maturity securities. Changes also included the modification of certain disclosures around the fair value of financial instruments, including the requirement for separate presentation of financial assets and liabilities by measurement category, as well as the elimination of certain disclosures around methods and significant assumptions used to estimate fair value. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption.	January 1, 2018	The adoption of this update resulted in a cumulative-effect reduction to accumulated other comprehensive income of $17.5 million with a corresponding increase to retained earnings of $14.5 million, a decrease to other long-term investments of $3.8 million, and a decrease to deferred income tax liability of $0.8 million.

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

ASC 350 "Intangibles - Goodwill and Other"	This update eliminates the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied prospectively, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017.	January 1, 2020	The adoption of this update will not have a material effect on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 820 "Fair Value Measurement"	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modifies guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update adds disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance is to be applied retrospectively or prospectively depending on the specific requirement of the update. Entities are permitted to early adopt any removed or modified disclosures and may delay adoption of the additional disclosures until their effective date.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	We elected to early adopt the removal and modification of disclosures, as permitted by the update. We have elected to delay the adoption of the additional disclosures until the effective date. The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

ASC 715 "Compensation - Retirement Benefits"	This update amends the defined benefit pension and other postretirement benefit guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removes the requirement to disclose the effects of a one-percentage point change in the assumed healthcare cost trend and the requirement to disclose amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost of the next year. This update adds a requirement to describe the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies that the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) and fair value of plan assets are to be disclosed for plans with PBOs or ABOs in excess of plan assets. The guidance is to be applied retrospectively and early adoption is permitted.	December 31, 2020	The adoption of this update will modify our disclosures but will not have an impact on our financial position or results of operations.

ASC 740 "Income Taxes"	The amendments in this update simplify the accounting for income taxes by removing certain exceptions in the guidance related to the following: 1. losses in continuing operations when there is income in other items, 2. foreign subsidiaries becoming equity method investments and vice versa, and 3. year-to-date interim period losses exceeding anticipated loss for the year. The amendments also simplify the accounting for income taxes related to the following: 1. franchise taxes partially based on income, 2. step up in the tax basis of goodwill, 3. allocation of tax expense to entities not subject to tax, 4. enacted changes in tax law or rates in interim periods, and 5. employee stock ownership programs and investments in qualified affordable housing projects accounted for using the equity method.	January 1, 2021	We have not yet determined the expected impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 1 - Significant Accounting Policies - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2022	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

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

We classify financial instruments in accordance with a fair value hierarchy consisting of three levels based on the observability of valuation inputs:

•Level 1 - the highest category of the fair value hierarchy classification wherein inputs are unadjusted and represent quoted prices in active markets for identical assets or liabilities at the measurement date.

•Level 2 - valued using inputs (other than prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

•Level 3 - the lowest category of the fair value hierarchy and reflects the judgment of management regarding what market participants would use in pricing assets or liabilities at the measurement date. Financial assets and liabilities categorized as Level 3 are generally those that are valued using unobservable inputs to extrapolate an estimated fair value.

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

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

United States Government and Government Agencies and Authorities
Valuation Method	Principally the market approach	Not applicable

Valuation Techniques / Inputs	Prices obtained from external pricing services

States, Municipalities, and Political Subdivisions
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
Relevant reports issued by analysts and rating agencies
Audited financial statements

Foreign Governments
Valuation Method	Principally the market approach	Principally the market approach

Valuation Techniques / Inputs	Prices obtained from external pricing services	Analysis of similar bonds, adjusted for comparability
Non-binding broker quotes
Call provisions

Public Utilities
Valuation Method	Principally the market and income approaches	Principally the market and income approaches

Valuation Techniques / Inputs	Prices obtained from external pricing services	Change in benchmark reference

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued

	Level 2	Level 3
Instrument	Observable Inputs	Unobservable Inputs

Public Utilities - Continued
	Non-binding broker quotes	Analysis of similar bonds, adjusted for comparability
	Benchmark yields	Discount for size - illiquidity
	Transactional data for new issuances and secondary trades	Volatility of credit
	Security cash flows and structures	Lack of marketability
Recent issuance / supply
Audited financial statements
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

At December 31, 2019, approximately 9.9 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 90.1 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•77.0 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•9.1 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•4.0 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		December 31, 2019
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$223.6	Not redeemable	$152.6
		39.6	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	0.1
Total Private Credit		263.2		152.7

Private Equity	(b)	149.3	Not redeemable	166.8

Real Assets	(c)	173.8	Not redeemable	130.6
		30.4	Quarterly / 90 days notice	25.0
Total Real Assets		204.2		155.6

Total Partnerships		$616.7		$475.1

		December 31, 2018
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$168.6	Not redeemable	$99.5
		25.7	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	10.3
Total Private Credit		194.3		109.8

Private Equity	(b)	128.3	Not redeemable	169.5

Real Assets	(c)	131.0	Not redeemable	106.0
		30.2	Quarterly / 90 days notice	—
Total Real Assets		161.2		106.0

Total Partnerships		$483.8		$385.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of December 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 43 percent in the next 3 years, 25 percent during the period from 3 to 5 years, 30 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of December 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 34 percent in the next 3 years, 21 percent during the period from 3 to 5 years, 42 percent during the period from 5 to 10 years, and 3 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of December 31, 2019, the estimated remaining life of the investments that do not allow for redemptions is approximately 1 percent in the next 3 years, 20 percent during period from 3 to 5 years, 70 percent during the period from 5 to 10 years, and 9 percent during the period from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	December 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$412.8	$988.9	$—	$—	$1,401.7
States, Municipalities, and Political Subdivisions	—	3,321.6	41.8	—	3,363.4
Foreign Governments	—	995.9	21.8	—	1,017.7
Public Utilities	171.1	7,546.5	14.6	—	7,732.2
Mortgage/Asset-Backed Securities	—	1,444.6	34.1	—	1,478.7
All Other Corporate Bonds	4,114.4	27,695.5	600.5	—	32,410.4
Redeemable Preferred Stocks	—	39.6	—	—	39.6
Total Fixed Maturity Securities	4,698.3	42,032.6	712.8	—	47,443.7

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	27.0	—	—	27.0
Credit Default Swaps	—	0.5	—	—	0.5
Total Derivatives	—	27.5	—	—	27.5
Equity Securities	—	28.0	4.6	—	32.6
Private Equity Partnerships	—	—	—	616.7	616.7
Total Other Long-term Investments	—	55.5	4.6	616.7	676.8
Total Financial Instrument Assets Carried at Fair Value	$4,698.3	$42,088.1	$717.4	$616.7	$48,120.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$0.6	$—	$—	$0.6
Foreign Exchange Contracts	—	34.0	—	—	34.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	22.8	—	22.8
Total Derivatives	—	34.6	22.8	—	57.4
Total Financial Instrument Liabilities Carried at Fair Value	$—	$34.6	$22.8	$—	$57.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2019
		Total Realized and Unrealized Investment Gains (Losses) Included in
	Fair Value Beginning of Year	Earnings	Other Comprehensive Income or Loss	Purchases	Sales	Level 3 Transfers		Fair Value End of Year
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$—	$—	$2.8	$13.3	$—	$25.7	$—	$41.8
Foreign Governments	31.4	—	0.6	—	(10.2)	—	—	21.8
Public Utilities	84.7	—	0.8	—	—	6.0	(76.9)	14.6
Mortgage/Asset-Backed Securities	—	—	(2.7)	—	—	36.8	—	34.1
All Other Corporate Bonds	1,495.8	—	(3.1)	93.0	(86.0)	190.6	(1,089.8)	600.5
Redeemable Preferred Stocks	21.1	—	—	—	—	—	(21.1)	—
Total Fixed Maturity Securities	1,633.0	—	(1.6)	106.3	(96.2)	259.1	(1,187.8)	712.8

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	8.3	—	—	—	—	—	(22.8)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each year end were $8.3 million and $(15.2) million for the years ended December 31, 2019 and 2018, respectively. These amounts relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	December 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$119.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	4.56% - 4.56% / 4.56% 0.35% - 17.68% / 2.2% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

	December 31, 2018
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$148.5	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	0.25% - 0.25% / 0.25% 0.25% - 10.99% / 1.0% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	Discounted Cash Flows	Projected Liability Cash Flows	(d)	Actuarial Assumptions

(a)Represents basis point adjustments to apply a discount due to the illiquidity of an investment
(b)Represents basis point adjustments for credit-specific factors
(c)Represents a decision to price based on par value, cost, or owner's equity when limited data is available
(d)Represents various actuarial assumptions required to derive the liability cash flows including incidence, termination, and lapse rates

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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,490.6 million and $3,449.3 million as of December 31, 2019 and 2018, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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

Federal Home Loan Bank (FHLB) Funding Agreements: Funding agreements with the FHLB represent cash advances used for the purpose of investing in fixed maturity securities. Carrying amounts approximate fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 2 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	December 31, 2019
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,556.3	$—	$2,556.3	$2,397.0
Policy Loans	—	—	3,911.4	3,911.4	3,779.5
Other Long-term Investments
Miscellaneous Long-term Investments	—	18.5	58.4	76.9	76.9
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,574.8	$3,969.8	$6,544.6	$6,253.4

Liabilities
Long-term Debt	$1,712.8	$1,526.2	$—	$3,239.0	$2,926.9
Other Liabilities
Unfunded Commitments	—	1.9	—	1.9	1.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,712.8	$1,528.1	$—	$3,240.9	$2,928.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments
Fixed Maturity Securities

At December 31, 2019 and 2018, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,246.1	$156.0	$0.4	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	507.6	7.3	3,363.4
Foreign Governments	843.5	175.2	1.0	1,017.7
Public Utilities	6,436.7	1,303.7	8.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	101.3	0.4	1,478.7
All Other Corporate Bonds	28,273.1	4,211.2	73.9	32,410.4
Redeemable Preferred Stocks	39.0	0.6	—	39.6
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$91.2	$47,443.7

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,702.1	$123.2	$10.9	$1,814.4
States, Municipalities, and Political Subdivisions	2,121.5	307.1	4.4	2,424.2
Foreign Governments	825.8	162.7	4.8	983.7
Public Utilities	6,626.2	850.0	63.4	7,412.8
Mortgage/Asset-Backed Securities	1,523.8	67.2	8.3	1,582.7
All Other Corporate Bonds	27,436.8	1,981.6	664.4	28,754.0
Redeemable Preferred Stocks	39.0	1.1	0.2	39.9
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$756.4	$43,011.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	December 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$110.2	$0.4	$—	$—
States, Municipalities, and Political Subdivisions	331.0	7.3	0.3	—
Foreign Governments	69.4	1.0	—	—
Public Utilities	168.3	2.6	37.0	5.6
Mortgage/Asset-Backed Securities	47.0	0.4	3.1	—
All Other Corporate Bonds	579.1	29.1	379.8	44.8
Total Fixed Maturity Securities	$1,305.0	$40.8	$420.2	$50.4

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$68.8	$1.7	$212.5	$9.2
States, Municipalities, and Political Subdivisions	183.2	2.1	65.0	2.3
Foreign Governments	58.4	3.8	12.0	1.0
Public Utilities	740.1	31.3	325.7	32.1
Mortgage/Asset-Backed Securities	81.5	1.2	201.6	7.1
All Other Corporate Bonds	9,240.2	462.2	1,704.9	202.2
Redeemable Preferred Stocks	18.8	0.2	—	—
Total Fixed Maturity Securities	$10,391.0	$502.5	$2,521.7	$253.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	December 31, 2019
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$821.5	$14.5	$832.6	$0.2	$3.2
Over 1 year through 5 years	6,286.2	456.5	6,423.4	41.7	277.6
Over 5 years through 10 years	13,570.8	1,688.3	14,881.3	14.6	363.2
Over 10 years	19,023.0	4,195.0	22,152.6	34.3	1,031.1
	39,701.5	6,354.3	44,289.9	90.8	1,675.1
Mortgage/Asset-Backed Securities	1,377.8	101.3	1,428.6	0.4	50.1
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$45,718.5	$91.2	$1,725.2

	December 31, 2018
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,073.3	$14.5	$1,020.1	$8.4	$59.3
Over 1 year through 5 years	6,267.5	300.6	5,186.9	80.2	1,301.0
Over 5 years through 10 years	12,573.4	795.0	6,812.7	303.9	6,251.8
Over 10 years	18,837.2	2,315.6	15,779.7	355.6	5,017.5
	38,751.4	3,425.7	28,799.4	748.1	12,629.6
Mortgage/Asset-Backed Securities	1,523.8	67.2	1,299.6	8.3	283.1
Total Fixed Maturity Securities	$40,275.2	$3,492.9	$30,099.0	$756.4	$12,912.7

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of December 31, 2019:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$44,255.2	$6,270.8	$23.5	25.8%
Below-Investment-Grade	3,188.5	184.8	67.7	74.2
Total Fixed Maturity Securities	$47,443.7	$6,455.6	$91.2	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At December 31, 2019, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for which we have not recorded an other-than-temporary impairment will recover in value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
As of December 31, 2019, we held 109 individual investment-grade fixed maturity securities and 38 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 19 investment-grade fixed maturity securities and 24 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

In determining when a decline in fair value below amortized cost of a fixed maturity security is other than temporary, we evaluate the following factors:

•Whether we expect to recover the entire amortized cost basis of the security
•Whether we intend to sell the security or will be required to sell the security before the recovery of its amortized cost basis
•Whether the security is current as to principal and interest payments
•The significance of the decline in value
•The time period during which there has been a significant decline in value
•Current and future business prospects and trends of earnings
•The valuation of the security's underlying collateral
•Relevant industry conditions and trends relative to their historical cycles
•Market conditions
•Rating agency and governmental actions
•Bid and offering prices and the level of trading activity
•Adverse changes in estimated cash flows for securitized investments
•Changes in fair value subsequent to the balance sheet date
•Any other key measures for the related security

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

We held no fixed maturity securities as of December 31, 2019 and 2018, for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income.

At December 31, 2019, we had commitments of $98.7 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.
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

As of December 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $675.1 million, comprised of $58.4 million of tax credit partnerships and $616.7 million of private equity partnerships. At December 31, 2018, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $575.3 million, comprised of $91.5 million of tax credit partnerships and $483.8 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Income Tax Credits	$37.8	$41.4	$41.8
Amortization, Net of Tax	(25.2)	(28.1)	(23.2)
Income Tax Benefit	$12.6	$13.3	$18.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $1.9 million of unfunded unconditional commitments at December 31, 2019. See Note 2 for commitments to fund private equity partnerships.

As of December 31, 2018, we were the sole beneficiary of a special purpose entity which was consolidated in our financial statements.  This entity was a securitized asset trust that contained a highly rated bond for principal protection which we contributed into the trust at the time it was established.  There were no restrictions on the asset held in this trust, and the trust was free to dispose of the asset at any time. The fair value of the bond was $156.7 million as of December 31, 2018 and was reported as a component of fixed maturity securities in our consolidated balance sheets. During the fourth quarter of 2019, the bond matured and the trust was dissolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
Mortgage loans by property type and geographic region are presented below.

	December 31
	2019		2018
	(in millions of dollars)
	Carrying	Percent of	Carrying	Percent of
	Amount	Total	Amount	Total
Property Type
Apartment	$608.8	25.4%	$491.0	21.4%
Industrial	623.6	26.0	635.6	27.7
Office	549.3	22.9	604.2	26.3
Retail	567.5	23.7	519.5	22.6
Other	47.8	2.0	44.7	2.0
Total	$2,397.0	100.0%	$2,295.0	100.0%

Region
New England	$28.9	1.2%	$45.9	2.0%
Mid-Atlantic	184.5	7.7	160.6	7.0
East North Central	329.2	13.7	354.4	15.4
West North Central	215.4	9.0	190.3	8.3
South Atlantic	509.2	21.2	485.2	21.1
East South Central	114.3	4.8	105.5	4.6
West South Central	246.6	10.3	240.6	10.5
Mountain	268.2	11.2	242.7	10.6
Pacific	500.7	20.9	469.8	20.5
Total	$2,397.0	100.0%	$2,295.0	100.0%

We evaluate each of our mortgage loans individually for impairment and assign an internal credit quality rating based on a comprehensive rating system used to evaluate the credit risk of the loan. The factors we use to derive our internal credit ratings may include the following:

•Loan-to-value ratio
•Debt service coverage ratio based on current operating income
•Property location, including regional economics, trends and demographics
•Age, condition, and construction quality of property
•Current and historical occupancy of property
•Lease terms relative to market
•Tenant size and financial strength
•Borrower's financial strength
•Borrower's equity in transaction
•Additional collateral, if any

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
Mortgage loans, sorted by the applicable credit quality indicators, are as follows:

	December 31
	2019	2018
	(in millions of dollars)
Internal Rating
A	$485.6	$477.5
BBB	1,911.4	1,814.1
BB	—	3.4
Total	$2,397.0	$2,295.0

Loan-to-Value Ratio
<= 65%	$1,215.1	$1,204.8
> 65% <= 75%	1,053.0	1,049.1
> 75% <= 85%	91.4	11.8
> 85%	37.5	29.3
Total	$2,397.0	$2,295.0

There were no troubled debt restructurings during 2019 or 2017. We had one mortgage loan which was modified in a troubled debt restructuring during the second quarter of 2018. The loan had a principal balance of $3.6 million prior to the restructuring, wherein the terms of the loan were modified to reduce monthly payments to interest-only at the current note rate and to permit a discounted payoff by September 2018. At time of restructuring, we recorded an allowance for credit losses on mortgage loans and recognized an impairment loss of $0.2 million in the second quarter of 2018. The payoff of the loan did not occur in September 2018 and the loan was considered impaired as of December 31, 2018. The loan was settled during the first quarter of 2019 resulting in an additional loss of $0.1 million. At December 31, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no realized losses on loan foreclosures for the years ended December 31, 2019, 2018, and 2017.

There have been no changes to our accounting policies or methodology from the prior period regarding estimating the allowance for credit losses on our mortgage loans. There was no activity in the allowance for credit losses for the years ended December 31, 2019, 2018 or 2017 other than the impairment losses and associated release of the allowance related to the previously discussed 2018 troubled debt restructuring.

Our average investment in impaired mortgage loans was $0.6 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. We did not hold any impaired mortgage loans for the year ended December 31, 2017. We did not recognize any interest income during 2019, 2018 or 2017 on mortgage loans subsequent to impairment.

At December 31, 2019, we had commitments of $56.0 million to fund certain commercial mortgage loans, the amount of which may or may not be funded.

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

As of December 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.4 million, for which we received collateral in the form of securities of $186.5 million. As of December 31, 2018, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $164.1 million, for which we received collateral in the form of cash and securities of $0.1 million and $171.4 million, respectively. We had no outstanding repurchase agreements at December 31, 2019 or 2018.

The remaining contractual maturities of our securities lending agreements disaggregated by class of collateral pledged are as follows:

	December 31
	2019	2018
	Overnight and Continuous
	(in millions of dollars)
Borrowings
All Other Corporate Bonds	$—	$0.1
Gross Amount of Recognized Liability for Securities Lending Transactions	—	0.1
Amounts Related to Agreements Not Included in Offsetting Disclosure Contained Herein	$—	$—

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

	December 31
	2019	2018
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$18.5	$24.1
Advances from FHLB	$—	$104.0

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$182.1	$219.8
Commercial Mortgage Loans	164.4	179.9
Total Carrying Value of Collateral Posted to FHLB	$346.5	$399.7

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

	December 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$27.5	$—	$27.5	$(4.0)	$(23.5)	$—
Securities Lending	176.4	—	176.4	(176.4)	—	—
Total	$203.9	$—	$203.9	$(180.4)	$(23.5)	$—

Financial Liabilities:
Derivatives	$34.6	$—	$34.6	$(31.3)	$—	$3.3

	December 31, 2018
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$30.9	$—	$30.9	$(6.9)	$(24.0)	$—
Securities Lending	164.1	—	164.1	(164.0)	(0.1)	—
Total	$195.0	$—	$195.0	$(170.9)	$(24.1)	$—

Financial Liabilities:
Derivatives	$38.0	$—	$38.0	$(33.2)	$—	$4.8
Securities Lending	0.1	—	0.1	(0.1)	—	—
Total	$38.1	$—	$38.1	$(33.3)	$—	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 3 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Fixed Maturity Securities	$2,213.6	$2,239.7	$2,271.8
Derivatives	73.4	66.1	56.4
Mortgage Loans	103.3	110.1	104.2
Policy Loans	19.9	18.6	17.9
Other Long-term Investments
Equity Securities[1]	5.6	(0.2)	1.5
Private Equity Partnerships[2]	31.7	36.0	25.5
Other	3.7	8.4	10.0
Short-term Investments	29.0	23.7	11.3
Gross Investment Income	2,480.2	2,502.4	2,498.6
Less Investment Expenses	32.1	35.2	32.8
Less Investment Income on Participation Fund Account Assets	12.8	13.5	14.1
Net Investment Income	$2,435.3	$2,453.7	$2,451.7

1 The net unrealized gain recognized in net investment income for the year ended December 31, 2019 related to equity securities still held at December 31, 2019 was $3.3 million. The net unrealized loss recognized in net investment income for the year ended December 31, 2018 related to equity securities still held at December 31, 2018 was $3.9 million.

2 The net unrealized gain recognized in net investment income for the year ended December 31, 2019 related to private equity partnerships still held at December 31, 2019 was $6.8 million. The net unrealized gain recognized in net investment income for the year ended December 31, 2018 related to private equity partnerships still held at December 31, 2018 was $7.1 million.

Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$22.9	$9.7	$13.8
Gross Losses on Sales	(32.6)	(15.2)	(4.4)
Other-Than-Temporary Impairment Loss	(25.3)	(17.5)	(8.1)
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	4.6	0.5	9.4
Gross Losses on Sales	(0.3)	—	(0.2)
Impairment Loss	—	(1.4)	(0.9)
Embedded Derivative in Modified Coinsurance Arrangement	8.3	(15.2)	30.8
All Other Derivatives	(0.1)	0.3	(0.1)
Foreign Currency Transactions	(0.7)	(0.7)	—
Net Realized Investment Gain (Loss)	$(23.2)	$(39.5)	$40.3

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

Derivatives designated as cash flow hedges and used to reduce our exposure to interest rate and duration risk are as follows:

•Interest rate swaps are used to hedge interest rate risks and to improve the matching of assets and liabilities. An interest rate swap is an agreement in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts. We use interest rate swaps to hedge the anticipated purchase of fixed maturity securities thereby protecting us from the potential adverse impact of declining interest rates on the associated policy reserves. We also use interest rate swaps to hedge the potential adverse impact of rising interest rates in anticipation of issuing fixed rate long-term debt.

•Forward benchmark interest rate locks are used to minimize interest rate risk associated with the anticipated purchase or disposal of fixed maturity securities or debt. A forward benchmark interest rate lock is a derivative contract without an initial investment where we and the counterparty agree to purchase or sell a specific benchmark interest rate fixed maturity bond at a future date at a pre-determined price.

Derivatives designated as fair value hedges and used to reduce our exposure to interest rate and duration risk are as follows:

•Interest rate swaps are used to effectively convert certain of our fixed rate securities into floating rate securities which are used to fund our floating rate long-term debt. Under these swap agreements, we receive a variable rate of interest and pay a fixed rate of interest. Additionally, we use interest rate swaps to effectively convert certain fixed rate, long-term debt into floating rate long-term debt. Under these swap agreements, we receive a fixed rate of interest and pay a variable rate of interest.

Derivatives designated as either cash flow or fair value hedges and used to reduce our exposure to foreign currency risk are as follows:

•Foreign currency interest rate swaps are used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification. Under these swap agreements, we agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment.

Derivatives not designated as hedging instruments and used to reduce our exposure to foreign currency risk, credit losses on securities owned, and interest rate risk are as follows:

•Foreign currency interest rate swaps previously designated as hedges were used to hedge the currency risk of certain foreign currency-denominated fixed maturity securities owned for portfolio diversification. These derivatives were effective hedges prior to novation to a new counterparty. In conjunction with the novation, these derivatives were de-designated as hedges. We agree to pay, at specified intervals, fixed rate foreign currency-denominated principal and interest payments in exchange for fixed rate payments in the functional currency of the operating segment. We hold offsetting swaps wherein we agree to pay fixed rate principal and interest payments in the functional currency of the operating segment in exchange for fixed rate foreign currency-denominated payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
•Credit default swaps are used as economic hedges against credit risk but do not qualify for hedge accounting. A credit default swap is an agreement in which we agree with another party to pay, at specified intervals, a fixed-rate fee in exchange for insurance against a credit event on a specific investment. If a defined credit event occurs, our counterparty may either pay us a net cash settlement, or we may surrender the specific investment to them in exchange for cash equal to the full notional amount of the swap. Credit events typically include events such as bankruptcy, failure to pay, or certain types of debt restructuring.

•Interest rate swap was used to effectively convert certain of our floating rate, long-term debt into fixed rate long-term debt. Under this swap agreement, we received a variable rate of interest and paid a fixed rate of interest.

•Foreign currency forward contracts are used to minimize foreign currency risk. A foreign currency forward is a derivative without an initial investment where we and the counterparty agree to exchange a specific amount of currencies, at a specific exchange rate, on a specific date. We use these forward contracts to hedge the currency risk arising from foreign-currency denominated securities.

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. At December 31, 2019, we had no credit exposure on derivatives. Our credit exposure on derivatives was $0.9 million at December 31, 2018. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	December 31
	2019	2018
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$24.0	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$28.6	$33.4

See Note 3 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $34.6 million and $38.0 million at December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Variable/Pay Fixed	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2016	$105.5	$616.5	$250.0	$70.0	$10.0	$1,052.0
Additions	—	26.4	—	—	65.7	92.1
Terminations	57.5	106.4	—	—	75.7	239.6
Balance at December 31, 2017	48.0	536.5	250.0	70.0	—	904.5
Additions	—	78.1	—	11.0	47.4	136.5
Terminations	48.0	76.4	—	70.0	47.4	241.8
Balance at December 31, 2018	—	538.2	250.0	11.0	—	799.2
Additions	—	171.3	—	—	382.4	553.7
Terminations	—	98.4	—	—	373.1	471.5
Foreign Currency	—	—	—	0.4	(0.4)	—
Balance at December 31, 2019	$—	$611.1	$250.0	$11.4	$8.9	$881.4

Cash Flow Hedges

As of December 31, 2019 and 2018, we had $213.5 million and $286.4 million, respectively, notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

During the third quarter of 2019, we entered into a $350.0 million notional forward benchmark interest rate lock in order to hedge the interest rate risk associated with the cash flows related to the tender offer and early redemption of certain of our debt securities. We terminated the interest rate lock during 2019 and recognized a loss of $0.5 million that was reported with the $5.3 million tender premium as a cost related to the early retirement of debt in our statement of income. See Note 8 for further discussion of the tender offer and early redemption of certain of our debt securities.

As of December 31, 2019, we expect to amortize approximately $76.2 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of December 31, 2019, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of December 31, 2019 and 2018, we had $249.4 million and $78.1 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of December 31, 2019 and 2018, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$239.4	$56.2	$1.1	$(2.7)

Long-term Debt	$(249.2)	$(244.4)	$0.6	$5.1

For the years ended December 31, 2019 and 2018, $2.0 million and $2.5 million, respectively, of the derivative instruments' gain was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of December 31, 2019 and 2018, we held $148.2 million and $173.7 million, respectively, notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of December 31, 2019 and 2018, we held $11.4 million and $11.0 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of December 31, 2019, we held $8.9 million notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

As of December 31, 2016, we held $3.5 million notional amount of receive variable, pay fixed interest rate swap acquired through our purchase of Starmount during 2016. This swap effectively converted Starmount's floating rate long-term debt into fixed rate debt. During 2017, we purchased and retired the debt and terminated the interest rate swap. We recorded a loss of $0.1 million on the swap termination in our consolidated statements of income as a component of net realized investment gains and losses. See Note 8.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 4 - Derivative Financial Instruments - Continued
Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$19.4	Other Liabilities	$6.6

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	—	Other Liabilities	0.6
Foreign Exchange Contracts	Other L-T Investments	7.6	Other Liabilities	5.0
Total Fair Value Hedges		7.6		5.6

Total Designated as Hedging Instruments		$27.0		$12.2

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	0.5	Other Liabilities	$—
Foreign Exchange Contracts	Other L-T Investments	—	Other Liabilities	22.4
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	22.8
Total Not Designated as Hedging Instruments		$0.5		$45.2

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

	Year Ended December 31, 2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$2,435.3	$(23.2)	$177.4

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	294.6	(1.6)	30.4
Derivatives Designated as Hedging Instruments	74.3	9.3	2.4
Foreign Exchange Contracts:
Hedged items	14.8	1.4	—
Derivatives Designated as Hedging Instruments	(2.0)	(1.4)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(4.5)	14.3
Derivatives Designated as Hedging Instruments	—	4.5	2.5
Foreign Exchange Contracts
Hedged items	2.9	3.8	—
Derivatives Designated as Hedging Instruments	1.9	(3.8)	—

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

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Interest Rate Swaps and Forwards	$(0.1)	$(0.1)	$(0.1)
Foreign Exchange Contracts	(6.1)	16.9	(23.0)
Total	$(6.2)	$16.8	$(23.1)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$(0.1)	$(0.3)	$(0.4)
Interest Rate Swaps	—	(0.3)	(0.1)
Foreign Exchange Contracts	—	0.9	0.4
Embedded Derivative in Modified Coinsurance Arrangement	8.3	(15.2)	30.8
Total	$8.2	$(14.9)	$30.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2016	$440.6	$327.5	$(354.0)	$(465.1)	$(51.0)
Other Comprehensive Income (Loss) Before Reclassifications	176.7	(14.7)	99.5	(55.9)	205.6
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	(9.5)	(30.5)	—	12.9	(27.1)
Net Other Comprehensive Income (Loss)	167.2	(45.2)	99.5	(43.0)	178.5
Balance at December 31, 2017	607.8	282.3	(254.5)	(508.1)	127.5
Adjustment to Adopt Accounting Standard Update - Note 1	(17.5)	—	—	—	(17.5)
Other Comprehensive Income (Loss) Before Reclassifications	(920.3)	16.8	(50.7)	43.6	(910.6)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	17.6	(48.5)	—	17.3	(13.6)
Net Other Comprehensive Income (Loss)	(902.7)	(31.7)	(50.7)	60.9	(924.2)
Balance at December 31, 2018	(312.4)	250.6	(305.2)	(447.2)	(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	894.1	(0.2)	23.6	(52.0)	865.5
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	34.2	(62.6)	—	14.4	(14.0)
Net Other Comprehensive Income (Loss)	928.3	(62.8)	23.6	(37.6)	851.5
Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3

The net unrealized gain (loss) on securities consists of the following components:

	December 31		January 1	December 31		Change for the Year Ended December 31
	2019	2018	2018	2017	2016	2019	2018	2017
	(in millions of dollars)
Fixed Maturity Securities	$6,364.4	$2,736.5	$5,665.2	$5,677.3	$4,664.6	$3,627.9	$(2,928.7)	$1,012.7
Other Investments	—	—	—	14.4	(22.7)	—	—	37.1
Deferred Acquisition Costs	(62.7)	(27.9)	(51.4)	(51.4)	(38.9)	(34.8)	23.5	(12.5)
Reserves for Future Policy and Contract Benefits	(5,803.1)	(3,220.3)	(5,094.7)	(5,094.7)	(4,253.2)	(2,582.8)	1,874.4	(841.5)
Reinsurance Recoverable	424.7	261.4	375.8	375.8	321.3	163.3	(114.4)	54.5
Income Tax	(307.4)	(62.1)	(304.6)	(313.6)	(230.5)	(245.3)	242.5	(83.1)
Total	$615.9	$(312.4)	$590.3	$607.8	$440.6	$928.3	$(902.7)	$167.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 5 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Gain (Loss) on Sales of Securities and Other Invested Assets	$(18.0)	$(4.8)	$22.7
Other-Than-Temporary Impairment Loss	(25.3)	(17.5)	(8.1)
	(43.3)	(22.3)	14.6
Income Tax Expense (Benefit)	(9.1)	(4.7)	5.1
Total	$(34.2)	$(17.6)	$9.5

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$73.6	$65.9	$59.0
Loss on Foreign Exchange Contracts	0.8	(1.1)	(1.2)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	8.8	0.2	0.2
Loss on Foreign Exchange Contracts	(1.3)	(1.5)	(9.2)
Interest and Debt Expense
Loss on Interest Rate Swaps	(2.1)	(2.1)	(2.0)
Loss on Forward	(0.5)	—	—
	79.3	61.4	46.8
Income Tax Expense	16.7	12.9	16.3
Total	$62.6	$48.5	$30.5

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(18.6)	$(22.3)	$(20.3)
Amortization of Prior Service Credit	0.2	0.2	0.7
	(18.4)	(22.1)	(19.6)
Income Tax Benefit	(4.0)	(4.8)	(6.7)
Total	$(14.4)	$(17.3)	$(12.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 6 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2019	2018	2017
	(in millions of dollars)
Balance at January 1	$23,149.0	$23,222.0	$23,249.5
Less Reinsurance Recoverable	2,227.3	2,182.0	2,163.6
Net Balance at January 1	20,921.7	21,040.0	21,085.9

Incurred Related to
Current Year	6,113.2	5,832.3	5,422.9
Prior Years
Interest	1,036.5	1,049.8	1,089.7
All Other Incurred	(274.1)	(106.2)	(158.2)
Foreign Currency	76.0	(110.7)	167.5
Total Incurred	6,951.6	6,665.2	6,521.9

Paid Related to
Current Year	(2,532.4)	(2,354.7)	(2,156.9)
Prior Years	(4,511.0)	(4,428.8)	(4,410.9)
Total Paid	(7,043.4)	(6,783.5)	(6,567.8)

Net Balance at December 31	20,829.9	20,921.7	21,040.0
Plus Reinsurance Recoverable	2,246.8	2,227.3	2,182.0
Balance at December 31	$23,076.7	$23,149.0	$23,222.0

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

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	December 31
	2019	2018	2017
	(in millions of dollars)
Policy and Contract Benefits	$1,745.5	$1,695.7	$1,605.2
Reserves for Future Policy and Contract Benefits	47,780.1	44,841.9	45,601.6
Total	49,525.6	46,537.6	47,206.8
Less:
Life Reserves for Future Policy and Contract Benefits	8,435.7	8,330.9	8,231.3
Accident and Health Active Life Reserves	12,210.1	11,837.4	10,658.8
Adjustment Related to Unrealized Investment Gains and Losses	5,803.1	3,220.3	5,094.7
Liability for Unpaid Claims and Claim Adjustment Expenses	$23,076.7	$23,149.0	$23,222.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax
Total income tax expense (benefit) is allocated as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Net Income	$281.8	$104.4	$409.8
Stockholders' Equity - Accumulated Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment	757.0	(614.2)	328.1
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance	(511.7)	371.7	(245.0)
Change in Net Gain on Hedges	(17.0)	(8.2)	(24.4)
Change in Foreign Currency Translation Adjustment	0.2	(0.6)	—
Change in Unrecognized Pension and Postretirement Benefit Costs	(9.3)	17.0	(8.3)
Total	$501.0	$(129.9)	$460.2

A reconciliation of the income tax provision at the U.S. federal statutory rate to the income tax rate as reported in our consolidated statements of income is as follows. Certain prior year amounts have been reclassified to conform to current year reporting.

	Year Ended December 31
	2019	2018	2017
Statutory Income Tax	21.0%	21.0%	35.0%
U.S. Deferred Tax Liability Remeasurement	—	—	(7.0)
Deemed Repatriation Tax on Foreign Earnings and Profit (E&P)	—	1.8	4.7
Tax Exempt Income	(0.5)	(1.3)	(0.8)
Tax Credits	(1.1)	(2.4)	(1.5)
Policyholder Reserves	—	(2.4)	—
Other Items, Net	1.0	(0.1)	(1.2)
Effective Tax	20.4%	16.6%	29.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our net deferred tax asset (liability) consists of the following:

	December 31
	2019	2018
	(in millions of dollars)
Deferred Tax Asset
Reserves	$1,154.6	$668.5
Employee Benefits	201.6	179.5
Other	19.4	17.7
Gross Deferred Tax Asset	1,375.6	865.7
Less: Valuation Allowance	28.3	18.4
Net Deferred Tax Asset	1,347.3	847.3

Deferred Tax Liability
Deferred Acquisition Costs	115.6	129.7
Fixed Assets	58.5	56.2
Invested Assets	1,213.7	493.4
Intangible Assets	21.4	24.0
Other	33.5	34.1
Gross Deferred Tax Liability	1,442.7	737.4
Net Deferred Tax Asset (Liability)	$(95.4)	$109.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
Our consolidated statements of income include amounts subject to both domestic and foreign taxation. The income and related tax expense (benefit) are as follows. The federal statutory rates used were 21 percent for 2019 and 2018 and 35 percent for 2017:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Income Before Tax
Domestic	$1,289.5	$492.6	$1,289.0
Foreign	92.6	135.2	115.0
Total	$1,382.1	$627.8	$1,404.0

Current Tax Expense (Benefit)
Federal	$273.6	$194.6	$374.9
State and Local	1.3	(0.6)	0.4
Foreign	(0.1)	33.4	26.0
Total	274.8	227.4	401.3

Deferred Tax Expense (Benefit)
Federal	(9.5)	(114.6)	14.2
State and Local	(0.1)	(0.2)	(0.3)
Foreign	16.6	(8.2)	(5.4)
Total	7.0	(123.0)	8.5

Total Tax Expense	$281.8	$104.4	$409.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
On December 22, 2017, the U.S. Federal government enacted the TCJA, which reduced the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Although the TCJA's 21 percent corporate tax rate became effective on January 1, 2018, we are required to adjust deferred tax assets and liabilities through continuing operations on the date of enactment. As a result, in 2017, we recorded an income tax benefit of $97.9 million for the TCJA's corporate tax rate reduction and an income tax expense of $66.4 million for the deemed repatriation transition tax on accumulated foreign E&P.

TCJA brought a large number of complex changes to many areas of the tax code. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) allowing a one-year measurement period after the enactment date of TCJA to finalize the calculation and record the related tax impacts. We finalized and recorded adjustments to our initial estimates during 2018. As a result of guidance from the Internal Revenue Service (IRS), we recorded additional deemed repatriation transition tax on accumulated foreign E&P of $11.5 million, for a total of $77.9 million. We recorded no other material changes to our calculations of the impact of the TCJA during the one-year measurement period after the enactment period as allowed by SAB 118.

Effective January 1, 2018, the TCJA created a U.S. shareholder tax on certain foreign subsidiary income above a routine equity return on tangible depreciable business assets, or a tax on Global Intangible Low-taxed Income (GILTI). The Financial Accounting Standards Board has provided additional guidance to address the accounting effects of GILTI, requiring companies to elect to either recognize deferred taxes related to GILTI or include in tax expense in the period incurred. We have elected to treat GILTI as a period cost.

Under the TCJA, a modified territorial tax system was adopted that required a one-time Deemed Repatriation Tax on accumulated foreign E&P. Future repatriation of foreign E&P subject to the one-time Deemed Repatriation Tax will not be subject to further U.S. taxation other than tax on foreign currency translation gain or loss. As of December 31, 2019, our plans for the future repatriations of cash from our foreign subsidiaries include only the amount of capital above that which is required by Solvency II. The remainder of our investment in our foreign subsidiaries is indefinitely reinvested and we have not recorded any deferred taxes on the approximately $0.7 billion of the excess of the U.S. GAAP carrying values over the tax basis of investments in our foreign subsidiaries.

Our consolidated statements of income include the following changes in unrecognized tax benefits. Certain prior year amounts have been reclassified to conform to current year reporting.

	December 31
	2019	2018	2017
	(in millions of dollars)
Balance at Beginning of Year	$262.2	$1.4	$1.5
Increases (Decreases) for Tax Positions Related to Prior Years	(21.1)	261.5	0.3
Increases (Decreases) for Tax Positions Related to Current Year	—	—	—
Settlements with Tax Authorities	—	—	—
Lapse of the Applicable Statute of Limitations	(0.1)	(0.7)	(0.4)
Balance at End of Year	241.0	262.2	1.4
Less Tax Attributable to Temporary Items Included Above	(127.1)	(148.2)	—
Total Unrecognized Tax Benefits That if Recognized Would Affect the Effective Tax Rate	$113.9	$114.0	$1.4

During 2018, we recorded $261.1 million gross unrecognized tax benefits for a policyholder reserves position taken on our 2017 federal tax return, which if recognized, would decrease our tax expense by $112.9 million. The balances of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility are $127.1 million and $148.2 million at December 31, 2019 and 2018, respectively. It is reasonably possible that this item could reverse in the next 12 months following review by the IRS. We recognize interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense. We recognized $12.8 million of interest expense related to unrecognized tax benefits during 2019 and a de minimis amount in 2018 and 2017. We held corresponding liabilities related to this interest expense in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 7 - Income Tax - Continued
We file federal and state income tax returns in the United States and in foreign jurisdictions. Tax years subsequent to 2014 remain subject to examination by the IRS. Tax years subsequent to 2015 remain subject to examination by the IRS for the subsidiaries not included in the consolidated tax return. All other major foreign jurisdictions remain subject to examination for tax years subsequent to 2017 with the exception of Poland for which tax years subsequent to 2013 remain subject to examination. We believe sufficient provision has been made for all potential adjustments for years that are not closed by the statute of limitations in all major tax jurisdictions and that any such adjustments would not have a material adverse effect on our financial position, liquidity, or results of operations.

We file state income tax returns in nearly every state in the United States. Tax years subsequent to 2014 remain subject to examination depending on the statute of limitation established by the various states, which is generally three to four years. Tax years subsequent to 2010 remain subject to examination in California.

We have accumulated federal net operating loss carryforwards of $10.6 million and $6.5 million as of December 31, 2019 and 2018, respectively. Current year net operating losses relate to subsidiaries not yet included in the consolidated U.S. federal tax return and are not expected to expire unused. Our federal capital loss carryforward, also related to subsidiaries not included in the consolidated U.S. federal return, was $0.7 million at both December 31, 2019 and 2018 and is expected to be utilized by the time it expires in 2022. We have net operating loss carryforwards for state and local income tax of approximately $183 million, most of which is expected to expire unused between 2020 and 2039.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized.  Our valuation allowance was $28.3 million and $18.4 million at December 31, 2019 and 2018, the majority of which related to our cumulative deferred state income tax benefits. The de minimis remaining amount of our valuation allowance relates to unrealized tax losses on buildings which we own and occupy in the U.K. We recorded a decrease in our valuation allowance in 2018 of $1.9 million and an increase of $9.9 million during 2019, primarily in other comprehensive income.

Total income taxes paid net of refunds during 2019, 2018, and 2017 were $35.1 million, $139.7 million, and $377.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt
Debt consists of the following:

			December 31
			2019	2018
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Secured Notes issued 2007	Variable	2037	$80.0	$140.0
Senior Notes issued 1998	6.750 - 7.250%	2028	335.8	365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	—	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	—	350.0
Senior Notes issued 2019	4.000%	2029	400.0	—
Senior Notes issued 2019	4.500%	2049	450.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	226.5
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Fair Value Hedge Adjustment			(0.6)	(5.1)
Less:
Unamortized Net Premium			8.4	9.6
Unamortized Debt Issuance Costs			(35.4)	(30.8)
Total Long-term Debt			2,926.9	2,971.3

Short-term Debt
Outstanding Principal
Senior Notes issued 2010	5.625%	2020	400.0	—
Less Unamortized Debt Issuance Costs			(0.3)	—
Total Short-term Debt			399.7	—

Total Debt			$3,326.6	$2,971.3

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

The aggregate contractual principal maturities are $400.0 million in 2020, $2.0 million in 2023, $350.0 million in 2024, and $2,602.5 million thereafter.

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

Recourse for the payment of principal, interest and other amounts due on the Northwind notes is limited to the collateral for the Northwind notes and the other assets, if any, of Northwind Holdings. The collateral consists of a first priority, perfected security interest in (a) the debt service coverage account (DSCA) that Northwind Holdings is required to maintain in accordance with the indenture pursuant to which the Northwind notes were issued (the Northwind indenture), (b) the capital stock of Northwind Re and the dividends and distributions on such capital stock, and (c) Northwind Holdings' rights under the transaction documents related to the Northwind notes to which Northwind Holdings is a party. At December 31, 2019, the amount in the DSCA was $64.3 million. None of Unum Group, the ceding insurers, Northwind Re, or any other affiliate of Northwind Holdings is an obligor or guarantor with respect to the Northwind notes.

Northwind Holdings is required to repay a portion of the outstanding principal under the Northwind notes at par on the quarterly scheduled payment dates under the Northwind notes in an amount equal to the lesser of (i) a targeted amortization amount as defined in the Northwind indenture and (ii) the amount of the remaining available funds in the DSCA minus an amount equal to the minimum balance that is required to be maintained in the DSCA under the Northwind indenture, provided that Northwind Holdings has sufficient funds available to pay its other expenses, including interest payments on the Northwind notes, and to maintain the minimum balance in the DSCA as required under the Northwind indenture. Northwind Holdings made principal payments on the Northwind notes of $60.0 million in each of 2019, 2018, and 2017.

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

Unsecured Notes

During 2019 we purchased and retired (i) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (ii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iii) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021.

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

In July 2018, our $200.0 million 7.000% senior unsecured notes matured.

Fair Value Hedges

As of December 31, 2019 and 2018, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of three-month LIBOR. See Note 4 for further information on the interest rate swap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 8 - Debt - Continued
Junior Subordinated Debt Securities

In May 2018, we issued $300.0 million of 6.250% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

In 1998, Provident Financing Trust I (the Trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities due 2038 in a public offering. These capital securities are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. In connection with the capital securities offering, Unum Group issued to the Trust 7.405% junior subordinated deferrable interest debentures due 2038. The Trust is a variable interest entity of which Unum Group is not the primary beneficiary. Accordingly, the capital securities issued by the Trust are not included in our consolidated financial statements and our liability represents the junior subordinated debt securities owed to the trust which is recorded in long-term debt. The sole assets of the Trust are the junior subordinated debt securities. The retirement of any liquidation amount regarding the capital securities by the Trust results in a corresponding retirement of principal amount of the junior subordinated debt securities.

During 2019, the Trust purchased and retired $22.8 million aggregate liquidation amount of the 7.405% capital securities due 2038, which resulted in our purchase and retirement of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038.

Cost Related to Early Retirement of Debt

During 2019, we incurred costs of $27.3 million related to the early retirement of certain of our unsecured notes and junior subordinated debt securities as previously discussed.

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2019, 2018, and 2017 was $172.9 million, $167.3 million, and $154.4 million, respectively.

Credit Facilities

In April 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2019, letters of credit totaling $0.6 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also in April 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2019, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

U.S. Pension Plan Annuity Purchases

On December 26, 2019, we purchased a group annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 1,900 retirees or their beneficiaries receiving less than $350 in monthly benefit payments from the plan. This transfer resulted in a reduction in our U.S. qualified defined benefit pension plan obligation of $59.5 million at December 31, 2019 and is reflected in the Benefits and Expenses Paid line item within the following table regarding changes in our benefit obligation.

On January 2, 2020, in a separate transaction, we purchased a second group annuity contract which transferred an additional portion of our U.S. qualified defined benefit pension plan obligation to the same third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 600 retirees or their beneficiaries receiving between $350 and $500 in monthly benefit payments from the plan. This transfer will reduce our 2020 U.S. qualified benefit pension plan obligation by approximately $44.0 million.

Amortization Period of Actuarial Gain or Loss and Prior Service Cost or Credit

Because all participants in the U.S. and U.K. pension plans are considered inactive, we amortize the net actuarial loss and prior service credit for these plans over the average remaining life expectancy of the plans. As of December 31, 2019, the estimate of the average remaining life expectancy of the plans was approximately 26 years for the U.S. plan and 32 years for U.K. plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The following table provides the changes in the benefit obligation and fair value of plan assets and the funded status of the plans.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$1,933.3	$2,136.9	$211.0	$243.8	$125.9	$139.5
Service Cost	10.9	9.1	—	—	—	—
Interest Cost	83.3	79.8	6.1	5.9	5.3	4.9
Plan Participant Contributions	—	—	—	—	0.2	0.2
Actuarial (Gain) Loss	225.7	(210.3)	34.9	(18.9)	7.0	(7.6)
Benefits and Expenses Paid	(146.3)	(82.2)	(4.8)	(7.3)	(11.2)	(11.1)
Plan Amendment	—	—	—	0.3	—	—
Change in Foreign Exchange Rates	—	—	9.7	(12.8)	—	—
Benefit Obligation at End of Year	$2,106.9	$1,933.3	$256.9	$211.0	$127.2	$125.9

Accumulated Benefit Obligation at December 31	$2,106.9	$1,933.3	$253.1	$205.0	N/A	N/A

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,454.9	$1,582.6	$217.0	$253.5	$10.1	$10.5
Actual Return on Plan Assets	282.7	(53.6)	31.0	(16.0)	0.2	0.1
Employer Contributions	8.7	8.1	—	—	10.6	10.4
Plan Participant Contributions	—	—	—	—	0.2	0.2
Benefits and Expenses Paid	(146.3)	(82.2)	(4.8)	(7.3)	(11.2)	(11.1)
Change in Foreign Exchange Rates	—	—	9.6	(13.2)	—	—
Fair Value of Plan Assets at End of Year	$1,600.0	$1,454.9	$252.8	$217.0	$9.9	$10.1

Underfunded (Overfunded) Status	$506.9	$478.4	$4.1	$(6.0)	$117.3	$115.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The amounts recognized in our consolidated balance sheets for our pension and OPEB plans at December 31, 2019 and 2018 are as follows.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Current Liability	$7.7	$7.3	$—	$—	$1.5	$1.6
Noncurrent Liability	499.2	471.1	4.1	—	115.8	114.2
Noncurrent Asset	—	—	—	(6.0)	—	—
Underfunded (Overfunded) Status	$506.9	$478.4	$4.1	$(6.0)	$117.3	$115.8

Unrecognized Pension and Postretirement Benefit Costs
Net Actuarial Gain (Loss)	$(695.4)	$(672.6)	$(63.1)	$(48.9)	$11.1	$20.9
Prior Service Credit (Cost)	(0.7)	(0.7)	(0.3)	(0.3)	3.1	3.3
	(696.1)	(673.3)	(63.4)	(49.2)	14.2	24.2
Income Tax	240.7	236.0	14.5	11.9	5.3	3.2
Total Included in Accumulated Other Comprehensive Income (Loss)	$(455.4)	$(437.3)	$(48.9)	$(37.3)	$19.5	$27.4

The following table provides the changes recognized in other comprehensive income for the years ended December 31, 2019 and 2018.

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
	(in millions of dollars)
Accumulated Other Comprehensive Income (Loss) at Beginning of Year	$(437.3)	$(495.3)	$(37.3)	$(34.7)	$27.4	$21.9
Net Actuarial Gain (Loss)
Amortization	20.2	21.7	0.9	0.6	(2.5)	—
All Other Changes	(43.0)	52.1	(15.1)	(3.2)	(7.3)	7.2
Prior Service Credit (Cost)
Amortization	—	—	—	—	(0.2)	(0.2)
Plan Amendment	—	—	—	(0.3)	—	—
Change in Income Tax	4.7	(15.8)	2.6	0.3	2.1	(1.5)
Accumulated Other Comprehensive Income (Loss) at End of Year	$(455.4)	$(437.3)	$(48.9)	$(37.3)	$19.5	$27.4

Plan Assets

The objective of our U.S. pension and OPEB plans is to maximize long-term return, within acceptable risk levels, in a manner that is consistent with the fiduciary standards of the Employee Retirement Income Security Act (ERISA), while maintaining sufficient liquidity to pay current benefits and expenses.

Our U.S. qualified defined benefit pension plan assets include a diversified blend of domestic, international, global, and emerging market equity securities, fixed income securities, opportunistic credit securities, real estate investments, alternative investments, and cash equivalents.  Equity securities are comprised of funds and individual securities that are benchmarked against the respective indices specified below. International and global equity funds may allocate a certain percentage of assets to forward currency contracts. Fixed income securities include U.S. government and agency asset-backed securities, corporate investment-grade bonds, private placement securities, and bonds issued by states or other municipalities. Opportunistic credits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
consist of investments in funds that hold varied fixed income investments purchased at depressed values with the intention to later sell those investments for a gain. Real estate investments consist primarily of funds that hold commercial real estate investments. Alternative investments, which include private equity direct investments, private equity funds of funds, and hedge funds of funds, utilize proprietary strategies that are intended to have a low correlation to the U.S. stock market. Prohibited investments include, but are not limited to, unlisted securities, options, short sales, and investments in securities issued by Unum Group or its affiliates. The invested asset classes, asset types, and benchmark indices for our U.S. qualified defined benefit pension plan is as follows. We target approximately 36 percent to equity securities, 40 percent to fixed income securities, and 24 percent to opportunistic credits, alternative, and real estate investments.

Asset Class	Asset Type	Benchmark Indices
Equity Securities	Collective funds; Individual holdings	Standard & Poor's 500; Russell 2000 Value and Growth; Morgan Stanley Capital International (MSCI) Europe Australasia Far East Small Cap; MSCI Emerging Markets; MSCI World and World Minimum Volatility; FTSE RAFI All-World Low Volatility
Fixed Income	Individual holdings	Bloomberg Barclays Long Government/Corporate Index
Opportunistic Credits	Collective fund	Custom Index
Real Estate	Collective fund	National Council of Real Estate Investment Fund Open-end Diversified Core Equity Index
Alternative Investments (Hedge and Private Equity)	Fund of funds; Direct investments	Hedge Fund Research Institute Fund of Funds; Russell 2000

Assets for our U.K. pension plan are primarily invested in a pooled diversified growth fund. This fund invests in assets such as global equities, hedge funds, commodities, below-investment-grade fixed income securities, and currencies. The objectives of the fund are to generate capital appreciation over the course of a complete economic and market cycle and to deliver equity-like returns in the medium-to-long term while maintaining approximately two thirds of the volatility of equity markets. Performance of this fund is measured against the U.K. inflation rate plus four percent. The remaining assets in the U.K. plan are invested in leveraged interest rate and inflation gilt funds of varying durations designed to broadly match the interest rate and inflation sensitivities of the plan's liabilities. The current target allocation for the assets is 65 percent diversified growth assets and 35 percent interest rate and inflation gilt funds. There are no categories of investments that are specifically prohibited by the U.K. plan, but there are general guidelines that ensure prudent investment action is taken. Such guidelines include the prevention of the plan from using derivatives for speculative purposes and limiting the concentration of risk in any one type of investment.

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

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Invested Assets
Equity Securities:
U.S. Large Cap	$—	$—	$—	$95.2	$95.2
U.S. Small Cap	23.0	—	—	24.8	47.8
Global	—	—	—	299.1	299.1
International	—	—	—	28.3	28.3
Emerging Markets	—	—	—	50.4	50.4
Fixed Income Securities:
U.S. Government and Agencies	199.0	—	—	—	199.0
Corporate	—	391.1	—	—	391.1
State and Municipal Securities	—	2.5	—	—	2.5
Opportunistic Credits	—	—	—	196.5	196.5
Real Estate	—	—	—	108.4	108.4
Alternative Investments:
Private Equity Direct Investments	—	—	—	57.7	57.7
Private Equity Funds of Funds	—	—	—	38.4	38.4
Cash Equivalents	82.4	—	—	—	82.4
Total Invested Assets	$304.4	$393.6	$—	$898.8	$1,596.8

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

Certain equity, opportunistic credit, and real estate investments are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2019 or 2018. These investments have no unfunded commitments and no specific redemption restrictions.

Alternative investments are valued based on NAV in a period ranging from one month to one quarter in arrears. We evaluate the need for adjustments to the NAV based on market conditions and discussions with fund managers in the period subsequent to the valuation date and prior to issuance of the financial statements. We made no adjustments to the NAV for 2019 or 2018. The private equity direct investments and private equity funds of funds generally cannot be redeemed by investors. Distributions of capital from the sale of underlying fund assets may occur at any time, but are generally concentrated between five and eight years from the formation of the fund.

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

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$163.0	$163.0
Fixed Interest and Index-linked Securities	89.6	—	—	—	89.6
Cash Equivalents	0.2	—	—	—	0.2
Total Plan Assets	$89.8	$—	$—	$163.0	$252.8

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV as a Practical Expedient	Total
	(in millions of dollars)
Plan Assets
Diversified Growth Assets	$—	$—	$—	$133.0	$133.0
Fixed Interest and Index-linked Securities	81.3	—	—	—	81.3
Cash Equivalents	2.7	—	—	—	2.7
Total Plan Assets	$84.0	$—	$—	$133.0	$217.0

Level 1 fixed interest and index-linked securities consist of individual funds that are valued based on unadjusted quoted prices from active markets for identical securities. Diversified growth assets are valued based on the NAV of the underlying holdings. We made no adjustments to the NAV for 2019 or 2018. These investments have no unfunded commitments and no specific redemption restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
The categorization of fair value measurements by input level for the assets in our OPEB plan is as follows:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$9.9	$9.9

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions of dollars)
Assets
Life Insurance Contracts	$—	$—	$10.1	$10.1

The fair value is represented by the actuarial present value of future cash flows of the contracts.

Changes in our OPEB plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31, 2019
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.1	$0.2	$10.8	$(11.2)	$9.9

	Year Ended December 31, 2018
	Beginning of Year	Actual Return on Plan Assets	Contributions	Net Benefits and Expenses Paid	End of Year

	(in millions of dollars)
Life Insurance Contracts	$10.5	$0.1	$10.6	$(11.1)	$10.1

For the years ended December 31, 2019 and 2018, the actual return on plan assets relates solely to investments still held at the reporting date. There were no transfers into or out of Level 3 during 2019 or 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Measurement Assumptions

We use a December 31 measurement date for each of our plans. The weighted average assumptions used in the measurement of our benefit obligations as of December 31 and our net periodic benefit costs for the years ended December 31 are as follows:

	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2019	2018	2019	2018	2019	2018
Benefit Obligations
Discount Rate	3.60%	4.40%	2.00%	2.90%	3.40%	4.40%
Rate of Compensation Increase	N/A	N/A	2.90%	3.70%	N/A	N/A

Net Periodic Benefit Cost
Discount Rate	4.40%	3.80%	2.90%	2.50%	4.40%	3.70%
Expected Return on Plan Assets	7.00%	6.75%	4.30%	3.90%	5.75%	5.75%
Rate of Compensation Increase	N/A	N/A	3.70%	3.70%	N/A	N/A

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

The expected return assumption for the life insurance reserve for our OPEB plan is based on full investment in fixed income securities with an average book yield of 4.74 percent and 4.73 percent in 2019 and 2018, respectively.

The rate of compensation increase assumption for our U.K. pension plan is generally based on periodic studies of compensation trends.

At December 31, 2019 and 2018, the annual rates of increase in the per capita cost of covered postretirement health care benefits assumed for the next calendar year are 6.50 percent and 7.00 percent, respectively, for benefits payable to both retirees prior to Medicare eligibility as well as Medicare eligible retirees. The rates are assumed to change gradually to 5.00 percent by 2024 for measurement at December 31, 2019 and remain at that level thereafter. The annual rates of increase in the per capita cost of covered postretirement health benefits do not apply to retirees whose postretirement health care benefits are provided through an exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost (credit) for the years ended December 31.

	Pension Benefits
	U.S. Plans			U.K. Plan			OPEB
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions of dollars)
Service Cost	$10.9	$9.1	$7.9	$—	$—	$—	$—	$—	$—
Interest Cost	83.3	79.8	84.5	6.1	5.9	6.2	5.3	4.9	5.9
Expected Return on Plan Assets	(99.4)	(104.5)	(103.1)	(8.9)	(8.9)	(8.8)	(0.6)	(0.6)	(0.6)
Amortization of:
Net Actuarial Loss (Gain)	20.2	21.7	19.6	0.9	0.6	0.7	(2.5)	—	—
Prior Service Credit	—	—	(0.3)	—	—	—	(0.2)	(0.2)	(0.4)
Total Net Periodic Benefit Cost	$15.0	$6.1	$8.6	$(1.9)	$(2.4)	$(1.9)	$2.0	$4.1	$4.9

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

A one percent increase or decrease in the assumed health care cost trend rate at December 31, 2019 would have increased (decreased) the service cost and interest cost by a de minimis amount, respectively, and the postretirement benefit obligation by $0.5 million and $(0.5) million, respectively.

The unrecognized net actuarial loss and the prior service credit included in accumulated other comprehensive income and expected to be amortized and included in net periodic pension cost during 2020 is $19.8 million and $0.2 million before tax, respectively.

Benefit Payments

The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits
	U.S. Plans		U.K. Plan	OPEB
	(in millions of dollars)
Year				Gross	Subsidy Payments	Net
2020	$114.9	*	$5.5	$11.6	$0.1	$11.5
2021	74.3		5.9	11.2	0.1	11.1
2022	77.9		6.0	10.6	0.1	10.5
2023	81.6		6.2	10.0	0.1	9.9
2024	85.7		6.8	9.5	0.1	9.4
2025-2029	495.7		39.0	40.8	0.2	40.6

*Includes the previously noted group annuity contract purchased on January 2, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 9 - Employee Benefit Plans - Continued
Funding Policy

The funding policy for our U.S. qualified defined benefit plan is to contribute annually an amount at least equal to the minimum annual contribution required under ERISA and other applicable laws, but generally not greater than the maximum amount that can be deducted for federal income tax purposes. We had no regulatory contribution requirements for our U.S. qualified defined benefit plan in 2019 and made a de minimis amount of voluntary contributions during 2019. We do not expect to make any contributions in 2020. The funding policy for our U.S. non-qualified defined benefit pension plan is to contribute the amount of the benefit payments made during the year. Our expected return on plan assets and discount rate will not affect the cash contributions we are required to make to our U.S. pension plan because such contributions are determined under the minimum funding requirements as set forth in ERISA.

We made no contributions to our U.K. plan during 2019, nor do we expect to make any contributions in 2020, either voluntary or those required to meet the minimum funding requirements under U.K. legislation.

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

During the years ended December 31, 2019, 2018, and 2017, we recognized costs of $77.3 million, $72.7 million, and $78.4 million, respectively, for our U.S. defined contribution plan. We recognized costs of $4.4 million in 2019 and $4.2 million in both 2018 and 2017 for our U.K. defined contribution plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share
Earnings Per Common Share

Net income per common share is determined as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars, except share data)
Numerator
Net Income	$1,100.3	$523.4	$994.2

Denominator (000s)
Weighted Average Common Shares - Basic	209,728.9	219,635.6	226,492.4
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	125.5	423.0	842.8
Weighted Average Common Shares - Assuming Dilution	209,854.4	220,058.6	227,335.2

Net Income Per Common Share
Basic	$5.25	$2.38	$4.39
Assuming Dilution	$5.24	$2.38	$4.37

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.1 million, 0.6 million, and 0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. See Note 11 for further discussion of our stock-based compensation plans.

Common Stock

Our board of directors has authorized the repurchase of Unum Group's common stock under the following repurchase programs:

	Share Repurchase Program Authorized During
	May 2019	May 2018	May 2017
	(in millions of dollars)
Authorized Repurchase Amount	$750.0	$750.0	$750.0
Remaining Repurchase Amount at Year End 2019	$516.2	$—	$—

The May 2019 share repurchase program has an expiration date of November 23, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
Common stock repurchases, which are accounted for using the cost method and classified as treasury stock until otherwise retired, were as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions)
Shares Repurchased	12.3	8.7	8.2
Cost of Shares Repurchased (1)	$400.4	$350.7	$400.4

(1) Includes commissions of $0.4 million, $0.7 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Preferred Stock

Unum Group has 25.0 million shares of preferred stock authorized with a par value of $0.10 per share. No preferred stock has been issued to date.

Note 11 - Stock-Based Compensation

Description of Stock Plans

Under the Stock Incentive Plan of 2017 (the 2017 Plan), up to 17 million shares of common stock are available for awards to our employees, officers, consultants, and directors.  Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards.  Each full-value award, defined as any award other than a stock option or stock appreciation right, is counted as 1.76 shares. The exercise price for stock options issued cannot be less than the fair value of the underlying common stock as of the grant date. Stock options generally have a term of eight years after the date of grant and fully vest after three years.  At December 31, 2019, approximately 13.9 million shares were available for future grants under the 2017 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Performance Share Units (PSUs)

Activity for PSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2018	283	$51.33
Granted	205	41.57
Vested	(117)	55.31
Forfeited	(34)	50.40
Outstanding at December 31, 2019	337	44.11

During 2019, 2018, and 2017, we issued PSUs with a weighted average grant date fair value per share of $41.57, $44.19, and $51.37, respectively. Vesting for the PSUs occurs at the end of a three-year period and is contingent upon our achievement of prospective company performance goals and our total shareholder return relative to a board-approved peer group during the three-year period. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 40 to 180 percent of the initial number of PSUs issued, with the potential for no award if company performance goals are not achieved during the three-year period. Forfeitable dividend equivalents on PSUs are accrued in the form of additional PSUs.

PSU shares in the preceding table represent aggregate initial target awards and accrued dividend equivalents and do not reflect potential increases or decreases resulting from the application of the performance factor determined after the end of the performance periods. At December 31, 2019, the three-year performance period for the 2017 PSU grant was completed and the related shares vested, but the performance factor had not yet been applied. The performance factor will be applied during the first quarter of 2020, with distribution of the stock thereafter. Granted and vested amounts in the preceding table also include an adjustment to reflect the application of the performance factor to the 2016 PSU grant, which occurred during the first quarter of 2019.

At December 31, 2019, we had approximately $5.8 million of unrecognized compensation cost related to PSUs that will be recognized over a weighted average period of 1.6 years. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. Compensation cost for PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The fair value of PSUs is estimated on the date of initial grant using the Monte-Carlo simulation model. Key assumptions used to value PSUs granted during the years shown are as follows:

	Year Ended December 31
	2019	2018	2017
Expected Volatility (based on our and our peer group historical daily stock prices)	23%	24%	24%
Expected Life (equals the performance period)	3.0 years	3.0 years	3.0 years
Risk Free Interest Rate (based on U.S. Treasury yields at the date of grant)	2.53%	2.32%	1.52%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Restricted Stock Units (RSUs)

Activity for RSUs classified as equity is as follows:

		Weighted Average
	Shares	Grant Date
	(000s)	Fair Value
Outstanding at December 31, 2018	827	$44.62
Granted	753	37.07
Vested	(487)	40.77
Forfeited	(49)	42.66
Outstanding at December 31, 2019	1,044	41.06

During 2019, 2018, and 2017, we issued RSUs with a weighted average grant date fair value per share of $37.07, $47.76, and $48.92, respectively.  RSUs vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period.  Forfeitable dividend equivalents on RSUs are accrued in the form of additional RSUs. Compensation cost for RSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The total fair value of shares vested during 2019, 2018, and 2017 was $19.5 million, $18.1 million, and $13.3 million, respectively. At December 31, 2019, we had $20.0 million of unrecognized compensation cost related to RSUs that will be recognized over a weighted average period of 0.9 years.

Stock Options

Stock option activity is summarized as follows:

			Remaining	Intrinsic
	Shares	Weighted Average	Contractual Term	Value
	(000s)	Exercise Price	(in years)	(in millions)
Outstanding at December 31, 2018	105	$24.41
Exercised	(31)	25.18
Outstanding at December 31, 2019	74	24.09	0.7	$0.4

Exercisable at December 31, 2019	74	$24.09	0.7	$0.4

All outstanding stock options at December 31, 2019 have vested. Stock options vest over a one to three-year service period, beginning at the date of grant, and the compensation cost is recognized ratably during the vesting period. Compensation cost for stock options subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period. At December 31, 2019, we had no unrecognized compensation cost related to stock options.

The intrinsic value of options exercised in 2019, 2018, and 2017 was $0.3 million, $0.7 million, and $10.0 million, respectively. There were no stock options granted or vested in the years 2017 through 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 11 - Stock-Based Compensation - Continued
Expense

Compensation expense for the stock plans, as reported in our consolidated statements of income, is as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Performance Share Units	$5.0	$6.8	$11.5
Restricted Stock Units	21.0	19.0	17.5
Other	0.6	0.5	0.5
Total Compensation Expense, Before Income Tax	$26.6	$26.3	$29.5

Total Compensation Expense, Net of Income Tax	$22.7	$20.9	$19.5

Cash received under all share-based payment arrangements for the years ended December 31, 2019, 2018, and 2017 was $6.1 million, $4.6 million, and $10.8 million, respectively.

Note 12 - Reinsurance

Thirteen major companies account for approximately 93 percent of our reinsurance recoverable at December 31, 2019, and all are rated A or better by either A.M. Best Company (AM Best) or Standard & Poor's Ratings Services (S&P), or are fully securitized by letters of credit or investment-grade fixed maturity securities held in trust. Approximately six percent of our reinsurance recoverable relates to business reinsured either with companies rated A- or better by AM Best or S&P, with overseas entities with equivalent ratings or backed by letters of credit or trust agreements, or through reinsurance arrangements wherein we retain the assets in our general account. The remaining one percent of our reinsurance recoverable is held by companies either rated below A- by AM Best or S&P, or not rated.

Reinsurance data is as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Direct Premium Income	$9,576.3	$9,171.1	$8,677.2
Reinsurance Assumed	116.5	142.6	230.0
Reinsurance Ceded	(327.2)	(327.6)	(310.1)
Net Premium Income	$9,365.6	$8,986.1	$8,597.1

Ceded Benefits and Change in Reserves for Future Benefits	$650.1	$667.2	$655.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

The Unum US segment is comprised of group long-term and short-term disability insurance, which includes our medical stop-loss product as well as our fee-based leave management services and ASO business, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability, voluntary benefits, and dental and vision products. These products are marketed through our field sales personnel who work in conjunction with independent brokers and consultants.

The Unum International segment is comprised of our operations in both the United Kingdom and Poland. Our Unum UK products include insurance for group long-term disability, group life, and supplemental lines of business which include dental, individual disability, and critical illness products. Our Unum Poland products include insurance for individual and group life with accident and health riders. Unum International's products are sold primarily through field sales personnel and independent brokers and consultants.

The Colonial Life segment includes insurance for accident, sickness, and disability products, which includes our dental and vision products, life products, and cancer and critical illness products marketed to employees, on both a group and an individual basis, at the workplace through an independent contractor agency sales force and brokers.

The Closed Block segment consists of group and individual long-term care, individual disability, and other insurance products no longer actively marketed. We discontinued offering individual long-term care in 2009 and group long-term care in 2012. Individual disability in this segment generally consists of policies we sold prior to the mid-1990s and entirely discontinued selling in 2004. Other insurance products include group pension, individual life and corporate-owned life insurance, reinsurance pools and management operations, and other miscellaneous product lines.

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Acquisitions of Business

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

Aggregate revenues for all three acquired entities totaled approximately $61 million in 2017. Aggregate assets were valued at approximately $344 million as of the respective acquisition dates and were primarily comprised of bonds, short-term investments, and intangible assets attributable to the value of business acquired, the value of distribution networks, and licenses. Aggregate liabilities were valued at approximately $206 million as of the respective acquisition dates and were primarily comprised of outstanding claim liabilities, reserves for future claims, and income tax liabilities. The aggregate purchase price for all three transactions was approximately $151 million and exceeded the fair value of the identifiable net assets by approximately $13 million, which was identified as goodwill, primarily attributable to the value of adding individual and group financial protection products in Poland to our current employee benefit offerings and the value of enhancing our technology capabilities around our leave management offerings. The goodwill is not deductible for income tax purposes except upon disposition of the acquired entities. These acquisitions, the results of which are included in our consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
for the periods subsequent to the respective dates of acquisition, did not have a material impact on revenue or results of operations for 2018.

Segment information is as follows:

Certain prior year amounts were reclassified to conform to current year presentation.

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$1,823.1	$1,766.2	$1,749.6
Group Short-term Disability	768.8	706.3	639.8
Group Life and Accidental Death & Dismemberment
Group Life	1,662.0	1,583.7	1,467.5
Accidental Death & Dismemberment	165.7	156.3	147.5
Supplemental and Voluntary
Individual Disability	440.7	425.4	420.2
Voluntary Benefits	910.2	895.7	849.4
Dental and Vision	246.1	202.8	169.5
	6,016.6	5,736.4	5,443.5
Unum International
Unum UK
Group Long-term Disability	353.4	358.9	340.3
Group Life	115.7	110.8	103.1
Supplemental	89.5	81.7	69.6
Unum Poland	71.9	17.4	—
	630.5	568.8	513.0
Colonial Life
Accident, Sickness, and Disability	973.4	929.3	884.2
Life	351.6	328.4	300.4
Cancer and Critical Illness	360.0	346.1	326.8
	1,685.0	1,603.8	1,511.4
Closed Block
Long-term Care	651.6	648.3	648.7
Individual Disability	374.3	420.8	471.8
All Other	7.6	8.0	8.7
	1,033.5	1,077.1	1,129.2

Total Premium Income	$9,365.6	$8,986.1	$8,597.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Year Ended December 31, 2019

Premium Income	$6,016.6	$630.5	$1,685.0	$1,033.5	$—	$9,365.6
Net Investment Income	739.4	122.5	148.0	1,404.9	20.5	2,435.3
Other Income	142.8	0.6	3.4	71.3	3.1	221.2
Adjusted Operating Revenue	$6,898.8	$753.6	$1,836.4	$2,509.7	$23.6	$12,022.1

Adjusted Operating Income (Loss)	$1,031.1	$107.9	$344.5	$137.7	$(188.6)	$1,432.6
Interest and Debt Expense	$—	$—	$—	$5.3	$172.1	$177.4
Depreciation and Amortization	$422.8	$18.7	$276.6	$7.7	$1.7	$727.5

Year Ended December 31, 2018

Premium Income	$5,736.4	$568.8	$1,603.8	$1,077.1	$—	$8,986.1
Net Investment Income	778.7	117.2	151.2	1,377.1	29.5	2,453.7
Other Income	118.5	0.4	1.2	75.4	2.7	198.2
Adjusted Operating Revenue	$6,633.6	$686.4	$1,756.2	$2,529.6	$32.2	$11,638.0

Adjusted Operating Income (Loss)	$1,014.6	$113.9	$335.2	$125.5	$(171.1)	$1,418.1
Interest and Debt Expense	$—	$—	$—	$6.9	$160.4	$167.3
Depreciation and Amortization	$389.6	$17.6	$257.3	$8.3	$1.0	$673.8

Year Ended December 31, 2017

Premium Income	$5,443.5	$513.0	$1,511.4	$1,129.2	$—	$8,597.1
Net Investment Income	811.2	120.2	144.9	1,354.0	21.4	2,451.7
Other Income	113.2	0.7	1.1	79.8	2.9	197.7
Adjusted Operating Revenue	$6,367.9	$633.9	$1,657.4	$2,563.0	$24.3	$11,246.5

Adjusted Operating Income (Loss)	$1,009.5	$111.7	$325.0	$123.9	$(146.8)	$1,423.3
Interest and Debt Expense	$—	$—	$—	$6.7	$153.2	$159.9
Depreciation and Amortization	$371.3	$17.3	$239.9	$6.7	$0.9	$636.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued

		Unum	Colonial
	Unum US	International	Life	Total
	(in millions of dollars)
Deferred Acquisition Costs

Year Ended December 31, 2019
Beginning of Year	$1,239.4	$20.0	$1,050.0	$2,309.4
Capitalization	334.5	12.8	311.3	658.6
Amortization	(344.0)	(7.1)	(258.8)	(609.9)
Adjustment Related to Unrealized Investment Gains and Losses	(6.9)	—	(27.9)	(34.8)
Foreign Currency	—	0.7	—	0.7
End of Year	$1,223.0	$26.4	$1,074.6	$2,324.0

Year Ended December 31, 2018
Beginning of Year	$1,205.4	$21.3	$957.9	$2,184.6
Capitalization	344.0	8.1	315.9	668.0
Amortization	(315.1)	(8.2)	(242.2)	(565.5)
Adjustment Related to Unrealized Investment Gains and Losses	5.1	—	18.4	23.5
Foreign Currency	—	(1.2)	—	(1.2)
End of Year	$1,239.4	$20.0	$1,050.0	$2,309.4

Year Ended December 31, 2017
Beginning of Year	$1,176.5	$21.4	$896.3	$2,094.2
Capitalization	325.5	7.0	295.5	628.0
Amortization	(293.6)	(9.1)	(224.4)	(527.1)
Adjustment Related to Unrealized Investment Gains and Losses	(3.0)	—	(9.5)	(12.5)
Foreign Currency	—	2.0	—	2.0
End of Year	$1,205.4	$21.3	$957.9	$2,184.6

	December 31
	2019	2018
	(in millions of dollars)
Assets
Unum US	$18,586.3	$17,510.9
Unum International	3,869.1	3,426.8
Colonial Life	4,629.0	4,237.9
Closed Block	37,008.7	34,527.6
Corporate	2,920.3	2,172.4
Total Assets	$67,013.4	$61,875.6

Revenue is primarily derived from sources in the United States, the United Kingdom, and Poland. There are no material revenues or assets attributable to foreign operations other than those reported in our Unum International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
We report goodwill in our Unum US, Unum International, and Colonial Life segments, which are the segments expected to benefit from the originating business combinations. At December 31, 2019 and 2018 goodwill was $351.7 million and $350.3 million, respectively, with $280.0 million attributable to Unum US in each year, $44.0 million and $42.6 million, respectively, attributable to Unum International, and $27.7 million attributable to Colonial Life in each year.

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

See Notes 6, 8, and 14 for further discussion regarding the impacts of the long-term care reserve increase, the cost related to early retirement of debt, the unclaimed death benefit reserve increase, and the loss from a guaranty fund assessment, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 13 - Segment Information - Continued
A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Total Revenue	$11,998.9	$11,598.5	$11,286.8
Excluding:
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3
Adjusted Operating Revenue	$12,022.1	$11,638.0	$11,246.5

Income Before Income Tax	$1,382.1	$627.8	$1,404.0
Excluding:
Net Realized Investment Gain (Loss)	(23.2)	(39.5)	40.3
Long-term Care Reserve Increase	—	(750.8)	—
Cost Related to Early Retirement of Debt	(27.3)	—	—
Loss from Guaranty Fund Assessment	—	—	(20.6)
Unclaimed Death Benefit Reserve Increase	—	—	(39.0)
Adjusted Operating Income	$1,432.6	$1,418.1	$1,423.3

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
Securities Class Actions: Three alleged securities class action lawsuits have been filed against Unum Group and individual defendants as follows:

•On June 13, 2018, an alleged securities class action lawsuit entitled Cynthia Pittman v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between January 31, 2018 and May 2, 2018. The plaintiff alleges the Company caused its shares to trade at artificially high levels by failing to disclose information about the rate of long-term care policy terminations and long-term care claim incidence resulting in misleading statements about capital management plans and long-term care reserves. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial. The Company strongly denies these allegations and will vigorously defend the litigation.

•On July 13, 2018, an alleged securities class action lawsuit entitled Scott Cunningham v. Unum Group, Richard McKenney, John McGarry, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The allegations, class period, and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

•On July 25, 2018, an alleged securities class action lawsuit entitled City of Taylor Police and Fire Retirement System v. Unum Group, Richard McKenney, John McGarry, Steve Zabel, and Daniel Waxenberg was filed in the United States District Court for the Eastern District of Tennessee. The plaintiff seeks to represent purchasers of Unum Group publicly traded securities between October 27, 2016 and May 1, 2018. The allegations and damages claimed mirror those in the Pittman matter. The Company strongly denies these allegations and will vigorously defend the litigation.

On November 9, 2018, the court consolidated the Pittman, Cunningham, and City of Taylor Police and Fire Retirement System cases into one matter entitled In re Unum Group Securities Litigation, appointed a lead plaintiff and lead plaintiff’s counsel, and directed the plaintiff to file a consolidated amended complaint. On January 15, 2019, the plaintiff filed a consolidated amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and seeks compensatory damages in an amount to be proven at trial as well as costs, expenses, and attorney’s fees. On March 18, 2019, the Company filed a motion to dismiss the consolidated amended complaint. On November 4, 2019 the court heard oral argument on the motion. We are awaiting the court’s ruling.

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

Note 15 - Leases

We lease certain buildings and equipment under various noncancellable operating lease agreements. In addition, we have sub-lease agreements on a limited number of our building lease agreements. The majority of our building leases and sub-leases expire within a five to ten year period and we generally have the option to renew at the end of the lease term for an additional five to ten year period at the fair rental value at the time of renewal. The majority of our equipment leases expire within a one to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 15 - Leases - Continued
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
Operating lease information is as follows:

Year Ended December 31, 2019
(in millions of dollars)
Lease Cost
Operating Lease Cost	$29.4
Sublease Income	(1.9)
Total Lease Cost	$27.5

Other Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	$28.9
Weighted-Average Remaining Lease Term	7 years
Weighted-Average Discount Rate	4.60%

Operating lease cost as calculated prior to the adoption of ASC 842 was $29.2 million and $27.5 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, aggregate undiscounted minimum net lease payments and the reconciliation to our lease liability are as follows:

2020	$26.6
2021	23.1
2022	19.9
2023	14.1
2024	10.9
2025 and Thereafter	40.6
Total	135.2
Less Imputed Interest	20.5
Lease Liability	$114.7

As of December 31, 2019, the right-of-use asset was $108.6 million.

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

Fairwind, which is domiciled in the state of Vermont, is required to follow GAAP in accordance with Vermont reporting requirements for pure captive insurance companies, unless the commissioner permits the use of some other basis of accounting. Fairwind has permission from Vermont to follow accounting practices that are generally consistent with current NAIC statutory accounting principles for its insurance reserves and invested assets supporting reserves. All other assets and liabilities are accounted for in accordance with GAAP, as prescribed by Vermont, which includes the full recognition of deferred tax assets which are more likely than not to be realized. Statutory accounting principles have a stricter limitation for the recognition of deferred tax assets. The impact of following the prescribed and permitted practices of Vermont rather than statutory accounting principles prescribed by the NAIC resulted in higher capital and surplus for Fairwind of approximately $194 million and $137 million as of December 31, 2019 and 2018 respectively. Included in the 2018 results for Fairwind was the assumed portion of the statutory impact of the long-term care reserve increase from Unum America. Included in the 2017 results for Fairwind was the revaluation of the deferred tax asset at the new corporate rate of 21 percent resulting from the enactment of TCJA. Northwind Re has no material state prescribed accounting practices that differ from statutory accounting principles prescribed by the NAIC.

The operating results and capital and surplus of our traditional U.S. life insurance subsidiaries and our captive reinsurers, prepared in accordance with prescribed or permitted accounting practices of the NAIC or states of domicile, are presented separately below.

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Combined Net Income (Loss)
Traditional U.S. Life Insurance Subsidiaries	$982.1	$953.0	$807.4
Captive Reinsurers	$(122.5)	$(109.6)	$(137.1)

Combined Net Gain (Loss) from Operations
Traditional U.S. Life Insurance Subsidiaries	$1,027.2	$959.8	$812.4
Captive Reinsurers	$(108.4)	$(110.9)	$(143.1)

	December 31
	2019	2018
	(in millions of dollars)
Combined Capital and Surplus
Traditional U.S. Life Insurance Subsidiaries	$3,644.4	$3,572.7
Captive Reinsurers	$1,908.3	$1,766.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 16 - Statutory Financial Information - Continued
Solvency II, a European Union directive prescribes capital requirements and risk management standards for the European insurance industry. As derived from the most recent annual financial statements based on Solvency II requirements, regulatory net income and own funds available of our United Kingdom insurance subsidiary, Unum Limited, were £36.8 million and £584.1 million, respectively.

Risk-based capital (RBC) standards for U.S. life insurance companies are prescribed by the NAIC. The domiciliary states of our U.S. insurance subsidiaries have all adopted a version of the RBC model formula of the NAIC, which prescribes a system for assessing the adequacy of statutory capital and surplus for all life and health insurers. The basis of the system is a risk-based formula that applies prescribed factors to the various risk elements in a life and health insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health RBC formula is designed to measure annually (i) the risk of loss from asset defaults and asset value fluctuations, (ii) the risk of loss from adverse mortality and morbidity experience, (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates, and (iv) business risks. The formula is used as an early warning tool to identify companies that are potentially inadequately capitalized. State insurance laws grant insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. The total adjusted capital of each of our U.S. insurance subsidiaries at December 31, 2019 is in excess of those RBC levels.

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

Based on the restrictions under current law, approximately $1,035 million is available, without prior approval by regulatory authorities, during 2020 for the payment of dividends to Unum Group from its traditional U.S. life insurance subsidiaries. The ability of our captive insurers to pay dividends to their respective parent companies will depend on their satisfaction of applicable regulatory requirements and on the performance of the business reinsured.

We also have the ability to receive dividends from our foreign subsidiaries, primarily in the U.K., for which the payment may be subject to applicable insurance company regulations and capital guidance. We have £180.0 million available for the payment of dividends from Unum Limited during 2020, subject to regulatory approval.

Deposits

At December 31, 2019 and 2018, our U.S. insurance subsidiaries had on deposit with U.S. regulatory authorities securities with a book value of $135.2 million and $155.7 million, respectively, held for the protection of policyholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Unum Group and Subsidiaries

Note 17 - Quarterly Results of Operations (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019 and 2018:

	2019
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,352.6	$2,331.2	$2,343.1	$2,338.7
Net Investment Income	616.3	599.4	624.9	594.7
Net Realized Investment Gain (Loss)	9.2	(26.2)	(7.3)	1.1
Total Revenue	3,034.6	2,960.0	3,016.7	2,987.6
Income Before Income Tax	377.4	299.4	352.0	353.3
Net Income	296.2	242.0	281.2	280.9
Net Income Per Common Share
Basic	1.44	1.16	1.33	1.31
Assuming Dilution	1.44	1.16	1.33	1.31

	2018
	4th	3rd	2nd	1st
	(in millions of dollars, except share data)
Premium Income	$2,263.3	$2,251.8	$2,221.0	$2,250.0
Net Investment Income	608.6	619.2	623.6	602.3
Net Realized Investment Gain (Loss)	(41.4)	6.7	(2.6)	(2.2)
Total Revenue	2,880.8	2,927.8	2,890.3	2,899.6
Income (Loss) Before Income Tax	309.7	(377.8)	354.8	341.1
Net Income (Loss)	249.1	(284.7)	285.5	273.5
Net Income (Loss) Per Common Share
Basic	1.15	(1.30)	1.29	1.23
Assuming Dilution	1.15	(1.30)	1.29	1.23

Items affecting the comparability of our financial results are as follows:

•Fourth quarter of 2019 cost related to the early retirement of debt of $2.1 million before tax and $1.7 million after tax.
•Third quarter of 2019 cost related to the early retirement of debt of $25.2 million before tax and $19.9 million after tax.
•Third quarter of 2018 reserve increase of $750.8 million before tax and $593.1 million after tax related to long-term care.

See Notes 6 and 8 for further discussion of the above items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2019, we maintained effective internal control over financial reporting.

Attestation Report of the Company's Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included herein, audited the effectiveness of our internal control over financial reporting, as of December 31, 2019, and issued the attestation report included as follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unum Group

Opinion on Internal Control over Financial Reporting

We have audited Unum Group and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Unum Group and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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
February 18, 2020

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this Item with respect to directors is included under the caption "Information About the Board of Directors," sub-caption "Director Nominees," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to our executive officers is included under the caption "Information about our Executive Officers" contained herein in Item 1 and is incorporated herein by reference.

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

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is included under the caption "Ownership of Company Securities," sub-caption "Delinquent Section 16(a) Reports," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to a code of ethics for our chief executive officer and certain senior financial officers is included under the caption "Board and Committee Governance," sub-caption "Codes of Conduct and Ethics," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to the audit committee and audit committee financial experts is included under the caption "Board and Committee Governance," sub-captions "Committees of the Board" , "Committee Responsibilities" and "Audit Committee," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. In addition, information relating to the procedures by which our shareholders may recommend nominees to our board of directors is included under the caption "Corporate Governance," sub-caption "Process for Selecting and Nominating Directors," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item with respect to executive compensation and compensation committee matters is included under the caption "Information About the Board of Directors," sub-caption "Director Compensation," under the caption "Board and Committee Governance," sub-caption "Compensation Committee Interlocks and Insider Participation," and under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Tables," and "Post-Employment Compensation" in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the captions "Ownership of Company Securities" and "Security Ownership of Certain Shareholders" in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this Item with respect to equity compensation plan information is included under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to certain relationships and related transactions and director independence is included under the caption "Information About the Board of Directors," sub-caption "Director Independence" and under the caption "Board and Committee Governance, " sub-caption "Related Party Transactions and Policy," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to fees paid to Ernst & Young LLP in 2019 and 2018 and our audit committee's pre-approval policies and procedures is included under the caption "Items to Be Voted On," sub-captions "Independent Auditor Fees" and "Policy for Pre-Approval of Audit and Non-Audit Services," in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SCHEDULE I--SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
as of December 31, 2019
Unum Group and Subsidiaries

Type of Investment	Cost or Amortized Cost (1)	Fair Value	Amount shown on the balance sheet
	(in millions of dollars)
Fixed Maturity Securities:
Bonds
United States Government and Government Agencies and Authorities	$1,246.1	$1,401.7	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	3,363.4	3,363.4
Foreign Governments	843.5	1,017.7	1,017.7
Public Utilities	6,436.7	7,732.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	1,478.7	1,478.7
All Other Corporate Bonds	28,273.1	32,410.4	32,410.4
Redeemable Preferred Stocks	39.0	39.6	39.6
Total Fixed Maturity Securities	41,079.3	$47,443.7	47,443.7

Mortgage Loans	2,397.0		2,397.0
Policy Loans	3,779.5		3,779.5
Other Long-term Investments
Derivatives	—		27.5	(2)
Equity Securities	32.6		32.6
Miscellaneous Long-term Investments	748.8		784.1	(3)
Short-term Investments	1,294.5		1,294.5

Total Investments	$49,331.7		$55,758.9

(1)The amortized cost for fixed maturity securities and mortgage loans represents original cost reduced by repayments, write-downs from other-than-temporary declines in fair value, amortization of premiums, and/or accretion of discounts.

(2)Derivatives are carried at fair value.

(3)The difference between amortized cost and carrying value primarily results from changes in the partnership owner's equity since acquisition.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Unum Group (Parent Company)

BALANCE SHEETS

	December 31
	2019	2018
	(in millions of dollars)
Assets
Fixed Maturity Securities - at fair value (amortized cost: $122.3; $139.0)	$125.6	$135.9
Other Long-term Investments	35.2	38.8
Short-term Investments	604.4	285.2
Investment in Subsidiaries	12,820.9	11,383.6
Deferred Income Tax	122.7	116.7
Other Assets	488.9	446.9
Total Assets	$14,197.7	$12,407.1

Liabilities and Stockholders' Equity

Liabilities
Short-term Debt	$399.7	$—
Long-term Debt	2,846.9	2,831.3
Pension and Postretirement Benefits	624.2	594.2
Other Liabilities	361.9	359.8
Total Liabilities	4,232.7	3,785.3

Stockholders' Equity
Common Stock	30.6	30.5
Additional Paid-in Capital	2,348.1	2,321.7
Accumulated Other Comprehensive Income (Loss)	37.3	(814.2)
Retained Earnings	10,728.7	9,863.1
Treasury Stock	(3,179.7)	(2,779.3)
Total Stockholders' Equity	9,965.0	8,621.8

Total Liabilities and Stockholders' Equity	$14,197.7	$12,407.1

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Cash Dividends from Subsidiaries	$1,089.4	$1,135.4	$830.2
Other Income	63.9	66.6	66.6
Total Revenue	1,153.3	1,202.0	896.8

Interest and Debt Expense	173.2	161.4	154.2
Cost Related to Early Retirement of Debt	27.3	—	—
Other Expenses	53.4	53.4	37.1
Total Expenses	253.9	214.8	191.3

Income of Parent Company Before Income Tax	899.4	987.2	705.5
Income Tax Expense (Benefit)	(21.5)	(1.7)	115.3

Income of Parent Company	920.9	988.9	590.2
Equity in Undistributed Earnings (Loss) of Subsidiaries	179.4	(465.5)	404.0

Net Income	1,100.3	523.4	994.2

Other Comprehensive Income (Loss), Net of Tax	851.5	(924.2)	178.5

Comprehensive Income (Loss)	$1,951.8	$(400.8)	$1,172.7

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(in millions of dollars)
Cash Provided by Operating Activities	$1,000.0	$1,052.1	$740.6

Cash Flows from Investing Activities
Proceeds from Maturities of Fixed Maturity Securities	16.6	52.5	194.3
Proceeds from Sales and Maturities of Other Investments	5.6	—	35.2
Purchase of Fixed Maturity Securities	—	(47.9)	(121.2)
Purchase of Other Investments	—	(22.3)	—
Net Sales (Purchases) of Short-term Investments	(309.0)	192.6	(99.9)
Cash Distributions to Subsidiaries	(389.0)	(530.8)	(79.5)
Net Purchases of Property and Equipment	(85.9)	(73.2)	(83.3)
Acquisition of Business	—	(146.1)	—
Cash Used by Investing Activities	(761.7)	(575.2)	(154.4)

Cash Flows from Financing Activities
Short-term Debt Repayment	—	(200.0)	—
Issuance of Long-term Debt	841.9	290.7	—
Long-term Debt Repayment	(433.1)	—	—
Cost Related to Early Retirement of Debt	(25.9)	—	—
Issuance of Common Stock	6.1	4.6	10.8
Repurchase of Common Stock	(400.3)	(356.2)	(401.8)
Dividends Paid to Stockholders	(229.2)	(215.6)	(196.0)
Other, Net	(3.7)	(9.3)	0.2
Cash Used by Financing Activities	(244.2)	(485.8)	(586.8)

Decrease in Cash	$(5.9)	$(8.9)	$(0.6)

See notes to condensed financial information.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

Note 1 - Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Unum Group and subsidiaries.

Note 2 - Debt

Debt consists of the following:

			December 31
			2019	2018
	Interest Rates	Maturities	(in millions of dollars)
Long-term Debt
Outstanding Principal
Senior Notes issued 1998	6.750 - 7.250%	2028	$335.8	$365.8
Senior Notes issued 2002	7.375%	2032	39.5	39.5
Senior Notes issued 2010	5.625%	2020	—	400.0
Senior Notes issued 2012 and 2016	5.750%	2042	500.0	500.0
Senior Notes issued 2014	4.000%	2024	350.0	350.0
Senior Notes issued 2015	3.875%	2025	275.0	275.0
Senior Notes issued 2016	3.000%	2021	—	350.0
Senior Notes issued 2019	4.000%	2029	400.0	—
Senior Notes issued 2019	4.500%	2049	450.0	—
Medium-term Notes issued 1990 - 1996	7.000 - 7.190%	2023 - 2028	20.5	50.8
Junior Subordinated Debt Securities issued 1998	7.405%	2038	203.7	226.5
Junior Subordinated Debt Securities issued 2018	6.250%	2058	300.0	300.0
Fair Value Hedge Adjustment			(0.6)	(5.1)
Less:
Unamortized Net Premium			8.4	9.6
Unamortized Debt Issuance Costs			(35.4)	(30.8)
Total Long-term Debt			2,846.9	2,831.3

Short-term Debt
Outstanding Principal
Senior Notes issued 2010	5.625%	2020	400.0	—
Less Unamortized Debt Issuance Costs			(0.3)	—
Total Short-term Debt			399.7	—

Total Debt			$3,246.6	$2,831.3

The medium-term notes are non-callable. The junior subordinated debt securities are callable under limited, specified circumstances. The remaining debt is callable and may be redeemed, in whole or in part, at any time. The aggregate contractual principal maturities are $400.0 million in 2020, $2.0 million in 2023, $350.0 million in 2024, and $2,522.5 million thereafter.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

Unum Group (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION - CONTINUED

Unsecured Notes

During 2019 we purchased and retired (i) $30.3 million aggregate principal amount of our 7.190% medium-term notes due 2028; (ii) $30.0 million aggregate principal amount of our 7.250% senior notes due 2028; and (iii) $350.0 million aggregate principal amount of our 3.000% senior notes due 2021.

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

In July 2018, our $200.0 million 7.000% senior unsecured notes matured.

Fair Value Hedges

As of December 31, 2019 and 2018, we had $250.0 million notional amount of an interest rate swap which effectively converts certain of our unsecured senior notes into floating rate debt. Under this agreement, we receive a fixed rate of interest and pay a variable rate of interest, based off of the three-month LIBOR.

Junior Subordinated Debt Securities

In May 2018, we issued $300.0 million of 6.250% junior subordinated notes due 2058. The notes are redeemable at or above par on or after June 15, 2023 and rank equally in the right of payment with our other junior subordinated debt securities.

In 1998, Provident Financing Trust I (the Trust), a 100 percent-owned finance subsidiary of Unum Group, issued $300.0 million of 7.405% capital securities due 2038 in a public offering. These capital securities are fully and unconditionally guaranteed by Unum Group, have a liquidation value of $1,000 per capital security, and have a mandatory redemption feature under certain circumstances. In connection with the capital securities offering, Unum Group issued to the Trust 7.405% junior subordinated deferrable interest debentures due 2038. The Trust is a variable interest entity of which Unum Group is not the primary beneficiary. Accordingly, the capital securities issued by the Trust are not included in the consolidated financial statements of Unum Group and subsidiaries and our liability represents the junior subordinated debt securities owed to the trust which is recorded in long-term debt. The sole assets of the Trust are the junior subordinated debt securities. The retirement of any liquidation amount regarding the capital securities by the Trust results in a corresponding retirement of principal amount of the junior subordinated debt securities.

During 2019, the Trust purchased and retired $22.8 million aggregate liquidation amount of the 7.405% capital securities due 2038, which resulted in our purchase and retirement of a corresponding principal amount of our 7.405% junior subordinated debt securities due 2038.

Cost Related to Early Retirement of Debt

During 2019, we incurred costs of $27.3 million related to the early retirement of certain of our unsecured notes and junior subordinated debt securities as previously discussed.

Interest Paid

Interest paid on long-term and short-term debt and related securities during 2019, 2018, and 2017 was $168.4 million, $161.4 million, and $148.7 million, respectively.

Credit Facilities

In April 2019, we amended the terms of our existing five-year unsecured revolving credit facility, increasing it from $400.0 million to $500.0 million. The credit facility, which was previously set to expire in 2021, was extended through April 2024. Under the terms of the amended agreement, we may request that the credit facility be increased up to $700.0 million, up from the previous amount of $600.0 million. We also may request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2019, letters of credit totaling $0.6 million had been issued from the credit facility, but there were no borrowed amounts outstanding.

Also in April 2019, we separately entered into a three-year, $100.0 million unsecured revolving credit facility with a different syndicate of lenders, which is set to expire in April 2022. Under the terms of the agreement, we may request that the credit facility be increased up to $140.0 million. We also may request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At December 31, 2019, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

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

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

Unum Group and Subsidiaries

Segment	Deferred Acquisition Costs	Reserves for Future Policy Contract Benefits	Unearned Premiums	Policy and Contract Benefits
	(in millions of dollars)
December 31, 2019

Unum US	$1,223.0	$11,367.8	$46.0	$1,117.5
Unum International	26.4	2,566.6	129.9	157.3
Colonial Life	1,074.6	2,477.2	36.8	189.4
Closed Block	—	31,368.5	151.2	281.3
Total	$2,324.0	$47,780.1	$363.9	$1,745.5

December 31, 2018

Unum US	$1,239.4	$10,840.9	$47.2	$1,091.5
Unum International	20.0	2,340.5	123.3	115.6
Colonial Life	1,050.0	2,330.2	36.3	206.2
Closed Block	—	29,330.3	156.5	282.4
Total	$2,309.4	$44,841.9	$363.3	$1,695.7

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Unum Group and Subsidiaries

(continued from preceding page)

Segment	Premium Income	Net Investment Income[1]	Benefits and Change in Reserves for Future Benefits[2]	Amortization of Deferred Acquisition Costs	All Other Expenses[3]	Premiums Written[4]
	(in millions of dollars)
December 31, 2019

Unum US	$6,016.6	$739.4	$4,022.1	$344.0	$1,501.6	$4,073.9
Unum International	630.5	122.5	469.8	7.1	168.8	443.7
Colonial Life	1,685.0	148.0	865.0	258.8	368.1	1,249.6
Closed Block	1,033.5	1,404.9	2,139.3	—	232.7	1,020.8
Corporate	—	20.5	—	—	239.5	—
Total	$9,365.6	$2,435.3	$7,496.2	$609.9	$2,510.7

December 31, 2018

Unum US	$5,736.4	$778.7	$3,856.5	$315.1	$1,447.4	$3,873.0
Unum International	568.8	117.2	419.8	8.2	144.5	455.5
Colonial Life	1,603.8	151.2	824.9	242.2	353.9	1,277.3
Closed Block	1,077.1	1,377.1	2,919.2	—	235.7	1,065.7
Corporate	—	29.5	—	—	203.3	—
Total	$8,986.1	$2,453.7	$8,020.4	$565.5	$2,384.8

December 31, 2017

Unum US	$5,443.5	$811.2	$3,693.4	$293.6	$1,398.0	$3,701.3
Unum International	513.0	120.2	381.9	9.1	131.2	404.2
Colonial Life	1,511.4	144.9	788.6	224.4	331.8	1,210.6
Closed Block	1,129.2	1,354.0	2,191.8	—	247.3	1,109.8
Corporate	—	21.4	—	—	191.7	—
Total	$8,597.1	$2,451.7	$7,055.7	$527.1	$2,300.0

1 Net investment income is allocated based upon segmentation. Each segment has its own specifically identified assets and receives the investment income generated by those assets.

2 Included in 2018 is a reserve charge of $750.8 million in the Closed Block segment related to our long-term care business. Included in 2017 are unclaimed death benefits reserve increases of $26.6 million in Unum US and $12.4 million in Colonial Life.

3 Includes commissions, interest and debt expense, cost related to early retirement of debt, deferral of acquisition costs, compensation expense, and other expenses. Where not directly attributable to a segment, expenses are generally allocated based on activity levels, time information, and usage statistics. Included in 2017 is a loss contingency accrual for a guaranty fund assessment of $20.6 million in Corporate.

4 Excludes life insurance.

SCHEDULE IV--REINSURANCE

Unum Group and Subsidiaries

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage Amount Assumed to Net
	(in millions of dollars)
Year Ended December 31, 2019

Life Insurance in Force	$990,371.0	$41,669.8	$1,018.4	$949,719.6	0.1%

Premium Income:
Life Insurance	$2,549.7	$137.2	$8.2	$2,420.7	0.3%
Accident, Health, and Other Insurance	7,026.6	190.0	108.3	6,944.9	1.6%
Total	$9,576.3	$327.2	$116.5	$9,365.6	1.2%

Year Ended December 31, 2018

Life Insurance in Force	$937,300.8	$40,902.8	$1,089.3	$897,487.3	0.1%

Premium Income:
Life Insurance	$2,442.1	$138.2	$8.7	$2,312.6	0.4%
Accident, Health, and Other Insurance	6,729.0	189.4	133.9	6,673.5	2.0%
Total	$9,171.1	$327.6	$142.6	$8,986.1	1.6%

Year Ended December 31, 2017

Life Insurance in Force	$887,857.2	$36,545.0	$1,045.8	$852,358.0	0.1%

Premium Income:
Life Insurance	$2,272.7	$135.7	$10.2	$2,147.2	0.5%
Accident, Health, and Other Insurance	6,404.5	174.4	219.8	6,449.9	3.4%
Total	$8,677.2	$310.1	$230.0	$8,597.1	2.7%

SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

Unum Group and Subsidiaries

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts[1]	Deductions[2]	Balance at End of Year
	(in millions of dollars)
Year Ended December 31, 2019

Real Estate reserve (deducted from other long-term investments)	$1.5	$—	$—	$1.2	$0.3

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$9.9	$5.3	$0.1	$6.9	$8.4

Year Ended December 31, 2018

Real Estate reserve (deducted from other long-term investments)	$4.2	$0.6	$—	$3.3	$1.5

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.4	$5.6	$—	$2.1	$9.9

Year Ended December 31, 2017

Real Estate reserve (deducted from other long-term investments)	$4.2	$—	$—	$—	$4.2

Allowance for doubtful accounts (deducted from accounts and premiums receivable)	$6.2	$2.3	$0.1	$2.2	$6.4

1 Additions charged to other accounts are comprised of amounts related to fluctuations in the foreign currency exchange rate.

2 Deductions include amounts deemed to reduce exposure of probable losses, amounts deemed uncollectible, and amounts related to fluctuations in the foreign currency exchange rate.

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

(3.1)	Amended and Restated Certificate of Incorporation of Unum Group, effective May 24, 2018 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on May 25, 2018).

(3.2)	Amended and Restated Bylaws of Unum Group, effective February 19, 2019 (incorporated by reference to Exhibit 3.1 of Unum Group's Form 8-K filed on February 22, 2019).

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

(4.10)	Form of 6.250% Junior Subordinated Notes due 2058 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on May 29, 2018).

(4.11)	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on June 13, 2019).

(4.12)	Form of 4.500% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 of Unum Group's Form 8-K filed on September 11, 2019).

Certain instruments defining the rights of holders of long-term debt securities of our company and our subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. We hereby undertake to furnish to the Securities and Exchange Commission, upon request, copies of any such instruments.

(10.1)	Agreement between Provident Companies, Inc. and certain subsidiaries and American General Corporation and certain subsidiaries dated as of December 8, 1997 (incorporated by reference to Exhibit 10.18 of Provident Companies Inc.'s Form 10-Q for fiscal quarter ended September 30, 1998).

(10.2)	Form of Change in Control Severance Agreement, as amended (incorporated by reference to Exhibit 10.8 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.3)	Form of Change in Control Severance Agreement, effective April 25, 2011 (incorporated by reference to Exhibit 10.3 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.4)	Form of Change in Control Severance Agreement, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 of our Form 10-K for the fiscal year ended December 31, 2014). *

(10.5)	Form of Change in Control Severance Agreement, effective August 14, 2018 (incorporated by reference to Exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2018). *

(10.6)	Unum Group Supplemental Pension Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.6 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.7)	First Amendment to the Unum Group Supplemental Pension Plan, effective as of June 17, 2013 (incorporated by reference to Exhibit 10.7 of our Form 10-K for the fiscal year ended December 31, 2013). *

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

(10.11)	Unum Group Amended and Restated Non-Employee Director Compensation Plan of 2004, as amended (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.12)	California Settlement Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 3, 2005).

(10.13)	Amendment to Regulatory Settlement Agreement (incorporated by reference to Exhibit 10.2 of our Form 8‑K filed on October 3, 2005).

(10.14)	Unum Group Stock Incentive Plan of 2007, as amended (incorporated by reference to Exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2008). *

(10.15)	Severance Pay Plan for Executive Vice Presidents (EVPs). *

(10.16)	Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on April 12, 2012). *

(10.17)	Form of Nonqualified Stock Option Agreement for awards under the Unum Group Stock Incentive Plan of 2012 (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed on May 2, 2013). *

(10.18)	Unum Group Non-Qualified Defined Contribution Retirement Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.31 of our Form 10-K for the fiscal year ended December 31, 2013). *

(10.19)
Amended and Restated Credit Agreement, dated as of April 29, 2019, among Unum Group, as Borrower, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Agent, Fronting Bank and Swingline Lender (incorporated by reference to Exhibit 10.1 of our form 10-Q filed on July 31, 2019).

(10.20)	Letter Agreement with Richard P. McKenney, dated January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on February 3, 2015). *

(10.21)	Severance Agreement between Unum Group and Richard P. McKenney, dated effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on February 3, 2015). *

(10.22)
Amended and Restated Aircraft Time-Sharing Agreement between Unum Group and Richard P. McKenney, dated as of August 9, 2019. (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on October 30, 2019).

(10.23)
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

(10.25)	Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit A of Unum Group's definitive proxy statement on Schedule 14A filed on April 13, 2017). *

(10.26)
Form of Restricted Stock Unit Agreement with Non-Employee Director for awards under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.2 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.27)
Form of Restricted Stock Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.3 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.28)
Form of Performance Share Unit Agreement with Employee for awards in 2017 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.4 of Unum Group's Form 8-K filed on May 25, 2017). *

(10.29)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.35 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.30)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.36 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.31)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017. (incorporated by reference to Exhibit 10.37 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.32)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2018 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group's Form 10-K for the fiscal year ended December 31, 2017). *

(10.33)
Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.37 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.34)
Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.38 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.35)
Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.39 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.36)
Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2019 under the Unum Group Stock Incentive Plan of 2017 (incorporated by reference to Exhibit 10.40 of Unum Group’s Form 10-K for the fiscal year ended December 31, 2018). *

(10.37)	Form of Restricted Stock Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017. *

(10.38)	Form of Cash-Settled Restricted Stock Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017. *

(10.39)	Form of Restricted Stock Unit Agreement with Employee in U.K. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017. *

(10.40)	Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017. *

(10.41)	Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017. *

(10.42)	Annual Incentive Plan of Unum Group, as amended effective January 1, 2018 (incorporated by reference to Exhibit 10.1 of Unum Group's Form 10-Q filed on October 25, 2018).

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following financial statements from Unum Group's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 18, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document).

___________

*	Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
By:	/s/ Richard P. McKenney
Richard P. McKenney
President and Chief Executive Officer
Date:	February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard P. McKenney	President and Chief Executive Officer	February 18, 2020
Richard P. McKenney	and a Director (principal executive officer)

/s/ Steven A. Zabel	Executive Vice President, Chief Financial Officer	February 18, 2020
Steven A. Zabel	(principal financial officer)

/s/ Daniel J. Waxenberg	Senior Vice President, Chief Accounting Officer	February 18, 2020
Daniel J. Waxenberg	(principal accounting officer)

Name	Title	Date

*	Director	February 18, 2020
Theodore H. Bunting, Jr.

*	Director	February 18, 2020
Susan L. Cross

*	Director	February 18, 2020
Susan D. DeVore

*	Director	February 18, 2020
Joseph J. Echevarria

*	Director	February 18, 2020
Cynthia L. Egan

*	Director	February 18, 2020
Kevin T. Kabat

*	Director	February 18, 2020
Timothy F. Keaney

*	Director	February 18, 2020
Gloria C. Larson

*	Director	February 18, 2020
Ronald P. O'Hanley

*	Director	February 18, 2020
Francis J. Shammo

* By: /s/ J. Paul Jullienne		February 18, 2020
J. Paul Jullienne
Attorney-in-Fact