Form 10-Q
period 2020-03-31
Unum Group
filed 2020-05-05
CIK 5513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

(423) 294-1011
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	UNM	New York Stock Exchange
6.250% Junior Subordinated Notes due 2058	UNMA	New York Stock Exchange

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

203,420,459 shares of the registrant's common stock were outstanding as of May 1, 2020.

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

These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, many of which are beyond our control. We caution readers that the following factors, in addition to other factors mentioned from time to time, may cause actual results to differ materially from those contemplated by the forward-looking statements:

•The impact of the COVID-19 pandemic on our business, financial position, results of operations, liquidity and capital resources, and overall business operations.
•Sustained periods of low interest rates.
•Fluctuation in insurance reserve liabilities and claim payments due to changes in claim incidence, recovery rates, mortality and morbidity rates, and policy benefit offsets.
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

For further discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Unum Group and Subsidiaries

	March 31	December 31
	2020	2019
	(in millions of dollars)
	(Unaudited)
Assets

Investments
Fixed Maturity Securities - at fair value (net of allowance for credit losses of $48.0; $—; amortized cost of $41,030.3; $41,079.3)	$45,291.5	$47,443.7
Mortgage Loans (net of allowance for credit losses of $11.1; $—)	2,452.1	2,397.0
Policy Loans	3,743.5	3,779.5
Other Long-term Investments	917.5	844.2
Short-term Investments	1,384.4	1,294.5
Total Investments	53,789.0	55,758.9

Other Assets
Cash and Bank Deposits	337.2	84.1
Accounts and Premiums Receivable (net of allowance for credit losses of $32.6; $10.3)	1,639.6	1,602.9
Reinsurance Recoverable (net of allowance for credit losses of $1.8; $—)	4,666.2	4,780.7
Accrued Investment Income	748.5	693.0
Deferred Acquisition Costs	2,333.3	2,324.0
Goodwill	348.8	351.7
Property and Equipment	540.7	534.1
Deferred Income Tax	47.3	—
Other Assets	885.3	884.0

Total Assets	$65,335.9	$67,013.4

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued

Unum Group and Subsidiaries

	March 31	December 31
	2020	2019
	(in millions of dollars)
	(Unaudited)
Liabilities and Stockholders' Equity

Liabilities
Policy and Contract Benefits	$1,760.3	$1,745.5
Reserves for Future Policy and Contract Benefits	45,706.5	47,780.1
Unearned Premiums	414.1	363.9
Other Policyholders’ Funds	1,599.3	1,599.7
Income Tax Payable	268.9	256.7
Deferred Income Tax	93.7	95.4
Short-term Debt	399.8	399.7
Long-term Debt	2,914.3	2,926.9
Payables for Collateral on Investments	511.4	24.0
Other Liabilities	1,864.5	1,856.5

Total Liabilities	55,532.8	57,048.4

Commitments and Contingent Liabilities - Note 11

Stockholders' Equity
Common Stock, $0.10 par
Authorized: 725,000,000 shares
Issued: 306,201,660 and 305,813,326 shares	30.6	30.6
Additional Paid-in Capital	2,357.3	2,348.1
Accumulated Other Comprehensive Income (Loss)	(217.1)	37.3
Retained Earnings	10,812.0	10,728.7
Treasury Stock - at cost: 102,876,514 shares	(3,179.7)	(3,179.7)

Total Stockholders' Equity	9,803.1	9,965.0

Total Liabilities and Stockholders' Equity	$65,335.9	$67,013.4

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2020	2019
	(in millions of dollars, except share data)
Revenue
Premium Income	$2,371.4	$2,338.7
Net Investment Income	585.0	594.7
Net Realized Investment Gain (Loss)	(144.0)	1.1
Other Income	58.7	53.1
Total Revenue	2,871.1	2,987.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,854.8	1,840.8
Commissions	279.2	290.1
Interest and Debt Expense	45.7	42.1
Deferral of Acquisition Costs	(162.0)	(173.7)
Amortization of Deferred Acquisition Costs	176.2	170.6
Compensation Expense	239.5	226.5
Other Expenses	235.6	237.9
Total Benefits and Expenses	2,669.0	2,634.3

Income Before Income Tax	202.1	353.3

Income Tax Expense (Benefit)
Current	57.6	54.3
Deferred	(16.5)	18.1
Total Income Tax Expense	41.1	72.4

Net Income	$161.0	$280.9

Net Income Per Common Share
Basic	$0.79	$1.31
Assuming Dilution	$0.79	$1.31

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Net Income	$161.0	$280.9

Other Comprehensive Income (Loss)
Change in Net Unrealized Gain on Securities Before Adjustment (net of tax expense (benefit) of $(436.5); $326.8)	(1,666.7)	1,245.1
Change in Adjustment to Deferred Acquisition Costs and Reserves for Future Policy and Contract Benefits, Net of Reinsurance (net of tax expense (benefit) of $380.8; $(245.5))	1,446.1	(932.8)
Change in Net Gain on Hedges (net of tax expense (benefit) of $6.6; $(5.8))	22.8	(20.5)
Change in Foreign Currency Translation Adjustment (net of tax expense of $2.1; $0.3)	(63.6)	17.3
Change in Unrecognized Pension and Postretirement Benefit Costs (net of tax expense of $1.9; $0.7)	7.0	2.8
Total Other Comprehensive Income (Loss)	(254.4)	311.9

Comprehensive Income (Loss)	$(93.4)	$592.8

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Common Stock
Balance at Beginning of Year and End of Period	$30.6	$30.5

Additional Paid-in Capital
Balance at Beginning of Year	2,348.1	2,321.7
Common Stock Activity	9.2	6.8
Balance at End of Period	2,357.3	2,328.5

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Year	37.3	(814.2)
Other Comprehensive Income (Loss)	(254.4)	311.9
Balance at End of Period	(217.1)	(502.3)

Retained Earnings
Balance at Beginning of Year	10,728.7	9,863.1
Adjustment to Adopt Accounting Standard Update - Note 2	(18.9)	(3.4)
Balance at Beginning of Year, as Adjusted	10,709.8	9,859.7
Net Income	161.0	280.9
Dividends to Stockholders (per common share: $0.285; $0.260)	(58.8)	(57.5)
Balance at End of Period	10,812.0	10,083.1

Treasury Stock
Balance at Beginning of Year	(3,179.7)	(2,779.3)
Purchases of Treasury Stock	—	(100.0)
Balance at End of Period	(3,179.7)	(2,879.3)

Total Stockholders' Equity at End of Period	$9,803.1	$9,060.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Unum Group and Subsidiaries

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Cash Flows from Operating Activities
Net Income	$161.0	$280.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Change in Receivables	(8.7)	(10.7)
Change in Deferred Acquisition Costs	14.2	(3.1)
Change in Insurance Reserves and Liabilities	67.5	90.7
Change in Income Taxes	24.9	253.1
Change in Other Accrued Liabilities	(121.3)	(35.8)
Non-cash Components of Net Investment Income	(92.5)	(95.6)
Net Realized Investment (Gain) Loss	144.0	(1.1)
Depreciation	28.5	27.4
Other, Net	2.3	11.0
Net Cash Provided by Operating Activities	219.9	516.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturity Securities	120.7	361.0
Proceeds from Maturities of Fixed Maturity Securities	414.3	369.6
Proceeds from Sales and Maturities of Other Investments	48.5	133.3
Purchases of Fixed Maturity Securities	(780.5)	(822.0)
Purchases of Other Investments	(144.2)	(53.2)
Net Sales (Purchases) of Short-term Investments	15.5	(217.9)
Net Increase (Decrease) in Payables for Collateral on Investments	487.4	(107.9)
Net Purchases of Property and Equipment	(39.1)	(28.1)
Net Cash Provided (Used) by Investing Activities	122.6	(365.2)

Cash Flows from Financing Activities
Long-term Debt Repayment	(15.0)	(15.0)
Issuance of Common Stock	1.3	1.4
Repurchase of Common Stock	—	(100.0)
Dividends Paid to Stockholders	(57.8)	(55.7)
Other, Net	(17.9)	(14.2)
Net Cash Used by Financing Activities	(89.4)	(183.5)

Net Increase (Decrease) in Cash and Bank Deposits	253.1	(31.9)

Cash and Bank Deposits at Beginning of Year	84.1	94.0

Cash and Bank Deposits at End of Period	$337.2	$62.1

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unum Group and Subsidiaries
March 31, 2020
Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Unum Group and its subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2019.

In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of full year performance, particularly when considering the risks and uncertainties associated with the coronavirus disease 2019 (COVID-19) and the impacts it may have on our financial position, results of operations, liquidity and capital resources, and overall business operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 2 - Accounting Developments
Accounting Updates Adopted in 2020:

Accounting Standards Codification (ASC)	Description	Date of Adoption	Effect on Financial Statements

ASC 350 "Intangibles - Goodwill and Other"	This update eliminated the requirement to calculate the implied fair value of goodwill (the second step in the current two-step test) to measure a goodwill impairment charge. Instead, entities should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value, with the loss not to exceed the total amount of goodwill allocated to that reporting unit. This guidance was applied in the period of adoption.	January 1, 2020	The adoption of this update did not have an effect on our financial position or results of operations.

ASC 820 "Fair Value Measurement"	This update amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modified guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee's assets and timing of redemption restrictions. The update added disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. The guidance was applied both retrospectively and prospectively, depending on the specific requirement of the update.	December 31, 2018 for the removal and modification of certain disclosures and January 1, 2020 for the addition of certain disclosures.	The adoption of this update modified our disclosures but did not have an impact on our financial position or results of operations.

ASC 326 "Financial Instruments - Credit Losses"	This update amended the guidance on the impairment of financial instruments. The update added an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses and will generally result in earlier recognition of allowances for losses. The current expected credit loss model applies to financial instruments such as mortgage loans, fixed maturity securities classified as held-to-maturity, and certain receivables. The update also modified the other-than-temporary impairment model used for available-for-sale fixed maturity securities such that credit losses are recognized as an allowance rather than as a reduction in the amortized cost of the security. The reversal of previously recognized credit losses on available-for-sale fixed maturity securities is allowed under specified circumstances. Additional disclosures are also required, including information used to develop the allowance for losses. The guidance was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For available-for-sale fixed maturity securities, the update was applied prospectively. Other-than-temporary impairment losses recognized on available-for-sale fixed maturity securities prior to adoption of the update cannot be reversed. This guidance was applied in the period of adoption.	January 1, 2020	See the summary table below for the financial statement impacts of this adoption on our financial statement line items at January 1, 2020, as well as the required update to our significant accounting policies. In addition, see Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for the additional disclosures required by the update.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 2 - Accounting Developments - Continued
Summary of Financial Statement Impacts of Accounting Updates Adopted in 2020:

	Balance at December 31, 2019	Balance at January 1, 2020	Effect of Change
	(in millions of dollars)
Adjustments due to ASC 326
Consolidated Balance Sheets
Assets
Mortgage Loans	$2,397.0	$2,388.7	$(8.3)
Reinsurance Recoverable	4,780.7	4,778.9	(1.8)
Accounts and Premiums Receivable	1,602.9	1,589.4	(13.5)

Liabilities
Deferred Income Tax	95.4	90.4	(5.0)
Other Liabilities	1,856.5	1,856.8	0.3

Stockholders' Equity
Retained Earnings	10,728.7	10,709.8	(18.9)

In accordance with the January 1, 2020 implementation of updates to Accounting Standards Codification (ASC) 326 "Financial Instruments - Credit Losses", we have added the following discussion regarding our accounting policies on the allowance for current expected credit losses to our significant accounting policies.

Allowance for Current Expected Credit Losses: We establish an allowance for current expected credit losses on certain of our financial assets, which is deducted from the amortized cost of applicable investments and the gross amount of applicable receivables, to present the net amount we expect to collect on these financial assets. The allowance is forward-looking in nature and is calculated based on considerations regarding both historical events and future expectations. Periodic changes in the allowance are recorded through earnings.

The allowance on our premiums receivable is primarily determined using an aging analysis as well as historical lapse and delinquency rates by line of business, adjusted for key factors that may impact our future expectation of premium receipts such as changes in customer demographics, business practices, economic conditions, and product offerings. We write off premiums receivable amounts when determined to be uncollectable, which is based on various factors, including the aging of premiums receivable past the due date and specific communication with customers. At January 1, 2020 and March 31, 2020, the allowance for expected credit losses on premium receivables was $23.8 million and $32.6 million, respectively, on gross premium receivables of $543.0 million and $607.2 million, respectively. The allowance at January 1, 2020 includes amounts that were previously established at December 31, 2019. The increase in the allowance during the first quarter of 2020 was driven primarily by the uncertainty of collectability resulting from the impacts of COVID-19. The primary factors considered in establishing the additional allowance were the recent increase in unemployment levels and the general uncertainty around the financial condition of some of our customers. There was no significant write-off or recovery activity during the first quarter of 2020.

The allowance for our reinsurance recoverable balance is determined using a probability of default approach which incorporates key inputs and assumptions regarding historical insurer liquidation rates, counterparty credit ratings, and collateral received. Liquidation rates are derived from rating agency studies covering domestic insurers and are based on historical liquidation trends according to their respective credit ratings. When calculating our allowance, we apply these liquidation rates to the net amount of our credit exposure, which considers collateral arrangements such as letters of credit. We evaluate the factors used to determine our allowance on a quarterly basis to consider material changes in our assumptions and make adjustments accordingly. At both January 1, 2020 and March 31, 2020, the allowance for expected credit losses on reinsurance recoverables was $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 2 - Accounting Developments - Continued
See Note 4 for discussion on the allowance for current expected credit losses regarding our commercial mortgage loans and the allowance for credit losses for our available-for-sale fixed maturity securities.

Summary of Financial Statement Impacts of Accounting Updates adopted in 2019:

Effective January 1, 2019, we adopted an update under ASC 842 that changed the accounting and disclosure requirements for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees remained similar to previous accounting requirements for capital and operating leases. For lessors, the guidance modified the classification criteria and the accounting for sales-type and direct financing leases. The guidance was applied using a modified retrospective approach through a cumulative-effect reduction to retained earnings of $3.4 million at the beginning of the period of adoption. In addition, the package of practical expedients available to leases that commenced prior to the date of adoption was applied.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 2 - Accounting Developments - Continued

ASC	Description	Date of Adoption	Effect on Financial Statements
ASC 944 "Financial Services - Insurance"	This update significantly amends the accounting and disclosure requirements for long-duration insurance contracts. These changes include a requirement to review, and if necessary, update cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts at least annually, with changes recognized in earnings. In addition, an entity will be required to update the discount rate assumption at each reporting date using a yield that is reflective of an upper-medium grade fixed-income instrument, with changes recognized in other comprehensive income. These changes result in the elimination of the provision for risk of adverse deviation and premium deficiency (or loss recognition) testing. The update also requires that an entity measure all market risk benefits associated with deposit contracts at fair value, with changes recognized in earnings except for the portion attributable to a change in the instrument-specific credit risk, which is to be recognized in other comprehensive income. This update also simplifies the amortization of deferred acquisition costs by requiring amortization on a constant level basis over the expected term of the related contracts. Deferred acquisition costs are required to be written off for unexpected contract terminations but are no longer subject to an impairment test. Significant additional disclosures will also be required, which include disaggregated rollforwards of certain liability balances and the disclosure of qualitative and quantitative information about expected cash flows, estimates, and assumptions. The application of this guidance will vary based upon the specific requirements of the update but will generally result in either a modified retrospective or full retrospective approach with changes applied as of the beginning of the earliest period presented. Early adoption is permitted.	January 1, 2022	We are currently evaluating the impact of the update and expect that the adoption may have a material impact on our financial position and results of operations. The update will also significantly expand our disclosures.

ASC 848 "Reference Rate Reform"	The amendments in this update provide optional guidance, for a limited period of time, to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The guidance allows for various practical expedients and exceptions when applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Specifically, the guidance provides certain practical expedients for contract modifications, fair value hedges, and cash flow hedges and also provides certain exceptions related to changes in the critical terms of a hedging relationship. The guidance also allows for a one-time election to sell or transfer debt securities that were both classified as held-to-maturity prior to January 1, 2020 and reference a rate affected by the reform.	Adoption is permitted as of the beginning of the interim period that includes March 12, 2020 (the issuance date of the update), or any date thereafter, through December 31, 2022, at which point the guidance will sunset.	We have not yet determined the impact on our financial position or results of operations if we elect to adopt this guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
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

The selection of the valuation method(s) to apply considers the definition of an exit price and depends on the nature of the asset or liability being valued. For assets and liabilities accounted for at fair value, we generally use valuation techniques consistent with the market approach, and to a lesser extent, the income approach. We believe the market approach provides more observable data than the income approach, considering the type of investments we hold. Our fair value measurements could differ significantly based on the valuation technique and available inputs. When using a pricing service, we obtain the vendor's pricing documentation to ensure we understand their methodologies. We periodically review and approve the selection of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
pricing vendors to ensure we are in agreement with their current methodologies. When markets are less active, brokers may rely more on models with inputs based on the information available only to the broker. Our internal investment management professionals, which include portfolio managers and analysts, monitor securities priced by brokers and evaluate their prices for reasonableness based on benchmarking to available primary and secondary market information. In weighing a broker quote as an input to fair value, we place less reliance on quotes that do not reflect the result of market transactions. We also consider the nature of the quote, particularly whether it is a bid or market quote. If prices in an inactive market do not reflect current prices for the same or similar assets, adjustments may be necessary to arrive at fair value. When relevant market data is unavailable, which may be the case during periods of market uncertainty, the income approach can, in suitable circumstances, provide a more appropriate fair value. During 2020, we have applied valuation approaches and techniques on a consistent basis to similar assets and liabilities and consistent with those approaches and techniques used at year end 2019.

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
March 31, 2020
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
Unum Group and Subsidiaries
March 31, 2020
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

Perpetual Preferred and Equity Securities
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
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

At March 31, 2020, approximately 17.2 percent of our fixed maturity securities were valued using active trades from TRACE pricing or broker market maker prices for which there was current market activity in that specific security (comparable to receiving one binding quote).  The prices obtained were not adjusted, and the assets were classified as Level 1.

The remaining 82.8 percent of our fixed maturity securities were valued based on non-binding quotes or other observable and unobservable inputs, as discussed below:

•69.4 percent of our fixed maturity securities were valued based on prices from pricing services that generally use observable inputs such as prices for securities or comparable securities in active markets in their valuation techniques. These assets were classified as Level 2.

•9.5 percent of our fixed maturity securities were valued based on one or more non-binding broker quotes, if validated by observable market data. When only one price is available, it is used if observable inputs and analysis confirms that it is appropriate. These assets, for which we were able to validate the price using other observable market data, were classified as Level 2.

•3.9 percent of our fixed maturity securities were valued based on prices of comparable securities, internal models, or pricing services or other non-binding quotes with no other observable market data. These assets were classified as either Level 2 or Level 3, with the categorization dependent on whether there was other observable market data.

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
March 31, 2020
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

The following tables present additional information about our private equity partnerships, including commitments for additional investments which may or may not be funded:

		March 31, 2020
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$233.5	Not redeemable	$141.6
		37.3	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	3.0
Total Private Credit		270.8		144.6

Private Equity	(b)	168.0	Not redeemable	209.2

Real Assets	(c)	168.9	Not redeemable	145.2
		30.4	Quarterly / 90 days notice	25.0
Total Real Assets		199.3		170.2

Total Partnerships		$638.1		$524.0

		December 31, 2019
Investment Category		Fair Value	Redemption Term / Redemption Notice	Unfunded Commitments
		(in millions of dollars)		(in millions of dollars)
Private Credit	(a)	$223.6	Not redeemable	$152.6
		39.6	Initial 2 year lock on each new investment / Quarterly after 2 year lock with 90 days notice	0.1
Total Private Credit		263.2		152.7

Private Equity	(b)	149.3	Not redeemable	166.8

Real Assets	(c)	173.8	Not redeemable	130.6
		30.4	Quarterly / 90 days notice	25.0
Total Real Assets		204.2		155.6

Total Partnerships		$616.7		$475.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
(a)Private Credit - The limited partnerships described in this category employ various investment strategies, generally providing direct lending or other forms of debt financing including first-lien, second-lien, mezzanine, and subordinated loans. The limited partnerships have credit exposure to corporates, physical assets, and/or financial assets within a variety of industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail) in North America and, to a lesser extent, outside of North America.  As of March 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 41 percent in the next 3 years, 23 percent during the period from 3 to 5 years, 34 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(b)Private Equity - The limited partnerships described in this category employ various strategies generally investing in controlling or minority control equity positions directly in companies and/or assets across various industries (including manufacturing, healthcare, energy, business services, technology, materials, and retail), primarily in private markets within North America and, to a lesser extent, outside of North America.  As of March 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 31 percent in the next 3 years, 23 percent during the period from 3 to 5 years, 44 percent during the period from 5 to 10 years, and 2 percent during the period from 10 to 15 years.

(c)Real Assets - The limited partnerships described in this category employ various strategies, which include investing in the equity and/or debt financing of physical assets, including infrastructure (energy, power, water/wastewater, communications), transportation (including airports, ports, toll roads, aircraft, railcars) and real estate in North America, Europe, South America, and Asia.  As of March 31, 2020, the estimated remaining life of the investments that do not allow for redemptions is approximately 1 percent in the next 3 years, 14 percent during period from 3 to 5 years and 85 percent during the period from 5 to 10 years.

We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We estimate that we will recognize losses totaling approximately $30 million to $50 million, or approximately 5 to 8 percent of the carrying value of our portfolio, in the second quarter of 2020 as we receive financial statements from the partnerships for the first quarter of 2020 that will reflect the impact of current economic conditions. During the first quarter of 2020, U.S. equity markets were severely depressed as a result of COVID-19 and although our partnership investments are not directly correlated with those markets, their results were impacted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following tables present information about financial instruments measured at fair value on a recurring basis by fair value level, based on the observability of the inputs used:

	March 31, 2020
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$109.7	$1,273.0	$—	$—	$1,382.7
States, Municipalities, and Political Subdivisions	—	3,616.1	31.3	—	3,647.4
Foreign Governments	—	937.4	20.9	—	958.3
Public Utilities	311.7	7,212.9	26.3	—	7,550.9
Mortgage/Asset-Backed Securities	—	1,370.6	75.1	—	1,445.7
All Other Corporate Bonds	7,391.2	22,319.9	553.0	—	30,264.1
Redeemable Preferred Stocks	—	42.4	—	—	42.4
Total Fixed Maturity Securities	7,812.6	36,772.3	706.6	—	45,291.5

Other Long-term Investments
Derivatives
Interest Rate Swaps	—	0.9	—	—	0.9
Forwards	—	0.4	—	—	0.4
Foreign Exchange Contracts	—	85.3	—	—	85.3
Credit Default Swaps	—	1.3	—	—	1.3
Total Derivatives	—	87.9	—	—	87.9
Perpetual Preferred and Equity Securities	4.7	5.6	4.6	—	14.9
Private Equity Partnerships	—	—	—	638.1	638.1
Total Other Long-term Investments	4.7	93.5	4.6	638.1	740.9
Total Financial Instrument Assets Carried at Fair Value	$7,817.3	$36,865.8	$711.2	$638.1	$46,032.4

Liabilities
Other Liabilities
Derivatives
Foreign Exchange Contracts	$—	$32.6	$—	$—	$32.6
Embedded Derivative in Modified Coinsurance Arrangement	—	—	109.7	—	109.7
Total Derivatives	—	32.6	109.7	—	142.3
Total Financial Instrument Liabilities Carried at Fair Value	$—	$32.6	$109.7	$—	$142.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	December 31, 2019
	Level 1	Level 2	Level 3	NAV	Total
	(in millions of dollars)
Assets
Fixed Maturity Securities
United States Government and Government Agencies and Authorities	$412.8	$988.9	$—	$—	$1,401.7
States, Municipalities, and Political Subdivisions	—	3,321.6	41.8	—	3,363.4
Foreign Governments	—	995.9	21.8	—	1,017.7
Public Utilities	171.1	7,546.5	14.6	—	7,732.2
Mortgage/Asset-Backed Securities	—	1,444.6	34.1	—	1,478.7
All Other Corporate Bonds	4,114.4	27,695.5	600.5	—	32,410.4
Redeemable Preferred Stocks	—	39.6	—	—	39.6
Total Fixed Maturity Securities	4,698.3	42,032.6	712.8	—	47,443.7

Other Long-term Investments
Derivatives
Foreign Exchange Contracts	—	27.0	—	—	27.0
Credit Default Swaps	—	0.5	—	—	0.5
Total Derivatives	—	27.5	—	—	27.5
Perpetual Preferred and Equity Securities	—	28.0	4.6	—	32.6
Private Equity Partnerships	—	—	—	616.7	616.7
Total Other Long-term Investments	—	55.5	4.6	616.7	676.8
Total Financial Instrument Assets Carried at Fair Value	$4,698.3	$42,088.1	$717.4	$616.7	$48,120.5

Liabilities
Other Liabilities
Derivatives
Interest Rate Swaps	$—	$0.6	$—	$—	$0.6
Foreign Exchange Contracts	—	34.0	—	—	34.0
Embedded Derivative in Modified Coinsurance Arrangement	—	—	22.8	—	22.8
Total Derivatives	—	34.6	22.8	—	57.4
Total Financial Instrument Liabilities Carried at Fair Value	$—	$34.6	$22.8	$—	$57.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
Changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2020
		Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers			Change in Unrealized Gain (Loss) on Securities Held at the End of Period included in OCI
	Fair Value Beginning of Year	Earnings	OCI (1)	Purchases	Sales	Into	Out of	Fair Value End of Period

	(in millions of dollars)
Fixed Maturity Securities
States, Municipalities, and Political Subdivisions	$41.8	$—	$2.8	$—	$—	$—	$(13.3)	$31.3	$2.9
Foreign Governments	21.8	—	(0.9)	—	—	—	—	20.9	(0.9)
Public Utilities	14.6	—	(0.3)	—	—	18.0	(6.0)	26.3	—
Mortgage/Asset-Backed Securities	34.1	—	(0.8)	—	—	49.2	(7.4)	75.1	(0.2)
All Other Corporate Bonds	600.5	—	(50.6)	20.9	—	236.2	(254.0)	553.0	(2.2)
Total Fixed Maturity Securities	712.8	—	(49.8)	20.9	—	303.4	(280.7)	706.6	(0.4)

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	(86.9)	—	—	—	—	—	(109.7)

(1) Other Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued

	Three Months Ended March 31, 2019
		Total Realized and Unrealized Investment Gains (Losses) in				Level 3 Transfers
	Fair Value Beginning of Year	Earnings	OCI	Purchases	Sales			Fair Value End of Period
						Into	Out of
	(in millions of dollars)
Fixed Maturity Securities
Foreign Governments	$31.4	$—	$0.2	$—	$—	$—	$—	$31.6
Public Utilities	84.7	—	7.9	—	(0.4)	208.6	(76.8)	224.0
All Other Corporate Bonds	1,495.8	—	13.3	—	(29.4)	36.1	(1,019.8)	496.0
Redeemable Preferred Stocks	21.1	—	(0.1)	—	—	—	—	21.0
Total Fixed Maturity Securities	1,633.0	—	21.3	—	(29.8)	244.7	(1,096.6)	772.6

Equity Securities	4.6	—	—	—	—	—	—	4.6
Embedded Derivative in Modified Coinsurance Arrangement	(31.1)	5.5	—	—	—	—	—	(25.6)

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses only for the time during which the applicable financial instruments were classified as Level 3. The transfers between levels resulted primarily from a change in observability of three inputs used to determine fair values of the securities transferred: (1) transactional data for new issuance and secondary trades, (2) broker/dealer quotes and pricing, primarily related to changes in the level of activity in the market and whether the market was considered orderly, and (3) comparable bond metrics from which to perform an analysis. For fair value measurements of financial instruments that were transferred either into or out of Level 3, we reflect the transfers using the fair value at the beginning of the period. We believe this allows for greater transparency, as all changes in fair value that arise during the reporting period of the transfer are disclosed as a component of our Level 3 reconciliation. Gains (losses) which are included in earnings and are attributable to the change in fair value of assets or liabilities valued using significant unobservable inputs and still held at each period end were $(86.9) million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively, and relate entirely to the change in fair value of an embedded derivative in a modified coinsurance arrangement and are reported as a component of realized investment gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The table below provides quantitative information regarding the significant unobservable inputs used in Level 3 fair value measurements derived from internal models. Unobservable inputs for fixed maturity securities are weighted by the fair value of the securities. Certain securities classified as Level 3 are excluded from the table below due to limitations in our ability to obtain the underlying inputs used by external pricing sources.

	March 31, 2020
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$105.9	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	0.20% - 0.20% / 0.20% 0.08% - 6.94% / 0.7% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(109.7)	Discounted Cash Flows	Projected Liability Cash FlowsWeighted Spread of Swap Curve	(d)	Actuarial Assumptions 2.4%

	December 31, 2019
	Fair Value	Valuation Method	Unobservable Input		Range/Weighted Average
	(in millions of dollars)
Fixed Maturity Securities
All Other Corporate Bonds - Private	$119.2	Market Approach	Lack of Marketability Volatility of Credit Market Convention	(a) (b) (c)	4.56% - 4.56% / 4.56% 0.35% - 17.68% / 2.2% Priced at Par
Equity Securities - Private	4.6	Market Approach	Market Convention	(c)	Priced at Cost or Owner's Equity
Embedded Derivative in Modified Coinsurance Arrangement	(22.8)	Discounted Cash Flows	Projected Liability Cash Flows Weighted Spread of Swap Curve	(d)	Actuarial Assumptions 0.8%

(a)Represents basis point adjustments to apply a discount due to the illiquidity of an investment
(b)Represents basis point adjustments for credit-specific factors
(c)Represents a decision to price based on par value, cost, or owner's equity when limited data is available
(d)Represents various actuarial assumptions required to derive the liability cash flows. Fair value of embedded derivative is most often driven by the change in the weighted average credit spread to the swap curve for the assets backing the hypothetical loan.

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
March 31, 2020
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

Policy Loans: Fair values for policy loans, net of reinsurance ceded, are estimated using discounted cash flow analyses and interest rates currently being offered to policyholders with similar policies. Carrying amounts for ceded policy loans, which equal $3,451.9 million and $3,490.6 million as of March 31, 2020 and December 31, 2019, respectively, approximate fair value and are reported on a gross basis in our consolidated balance sheets. A change in interest rates for ceded policy loans will not impact our financial position because the benefits and risks are fully ceded to reinsuring counterparties.

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
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	March 31, 2020
	Estimated Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
	(in millions of dollars)
Assets
Mortgage Loans	$—	$2,498.1	$—	$2,498.1	$2,452.1
Policy Loans	—	—	3,910.9	3,910.9	3,743.5
Other Long-term Investments
Miscellaneous Long-term Investments	—	34.0	51.1	85.1	85.1
Total Financial Instrument Assets Not Carried at Fair Value	$—	$2,532.1	$3,962.0	$6,494.1	$6,280.7

Liabilities
Long-term Debt	$1,677.8	$1,136.3	$—	$2,814.1	$2,914.3
Payables for Collateral on Investments
Federal Home Loan Bank (FHLB) Funding Agreements	—	451.7	—	451.7	451.7
Other Liabilities
Unfunded Commitments	—	1.9	—	1.9	1.9
Total Financial Instrument Liabilities Not Carried at Fair Value	$1,677.8	$1,589.9	$—	$3,267.7	$3,367.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 3 - Fair Values of Financial Instruments - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments
Fixed Maturity Securities

At March 31, 2020 and December 31, 2019, all fixed maturity securities were classified as available-for-sale. The amortized cost and fair values of securities by security type are shown as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,155.6	$227.1	$—	$1,382.7
States, Municipalities, and Political Subdivisions	3,129.0	528.2	9.8	3,647.4
Foreign Governments	786.3	174.2	2.2	958.3
Public Utilities	6,361.7	1,231.6	42.4	7,550.9
Mortgage/Asset-Backed Securities	1,316.7	129.9	0.9	1,445.7
All Other Corporate Bonds	28,238.0	3,037.4	1,011.3	30,264.1
Redeemable Preferred Stocks	43.0	—	0.6	42.4
Total Fixed Maturity Securities	$41,030.3	$5,328.4	$1,067.2	$45,291.5

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$1,246.1	$156.0	$0.4	$1,401.7
States, Municipalities, and Political Subdivisions	2,863.1	507.6	7.3	3,363.4
Foreign Governments	843.5	175.2	1.0	1,017.7
Public Utilities	6,436.7	1,303.7	8.2	7,732.2
Mortgage/Asset-Backed Securities	1,377.8	101.3	0.4	1,478.7
All Other Corporate Bonds	28,273.1	4,211.2	73.9	32,410.4
Redeemable Preferred Stocks	39.0	0.6	—	39.6
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$91.2	$47,443.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
The following charts indicate the length of time our fixed maturity securities have been in a gross unrealized loss position.

	March 31, 2020
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
States, Municipalities, and Political Subdivisions	$299.5	$9.8	$0.1	$—
Foreign Governments	4.1	2.2	—	—
Public Utilities	671.9	37.4	36.2	5.0
Mortgage/Asset-Backed Securities	43.7	0.9	0.1	—
All Other Corporate Bonds	7,238.3	935.1	119.1	76.2
Redeemable Preferred Stocks	22.4	0.6	—	—
Total Fixed Maturity Securities	$8,279.9	$986.0	$155.5	$81.2

	December 31, 2019
	Less Than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in millions of dollars)
United States Government and Government Agencies and Authorities	$110.2	$0.4	$—	$—
States, Municipalities, and Political Subdivisions	331.0	7.3	0.3	—
Foreign Governments	69.4	1.0	—	—
Public Utilities	168.3	2.6	37.0	5.6
Mortgage/Asset-Backed Securities	47.0	0.4	3.1	—
All Other Corporate Bonds	579.1	29.1	379.8	44.8
Total Fixed Maturity Securities	$1,305.0	$40.8	$420.2	$50.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
The following is a distribution of the maturity dates for fixed maturity securities. The maturity dates have not been adjusted for possible calls or prepayments.

	March 31, 2020
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$1,106.9	$19.8	$1,055.1	$3.0	$68.6
Over 1 year through 5 years	6,322.2	343.6	4,963.1	182.4	1,520.3
Over 5 years through 10 years	13,288.5	1,207.3	10,271.5	416.1	3,808.2
Over 10 years	18,996.0	3,627.8	19,164.5	464.8	2,994.5
	39,713.6	5,198.5	35,454.2	1,066.3	8,391.6
Mortgage/Asset-Backed Securities	1,316.7	129.9	1,401.9	0.9	43.8
Total Fixed Maturity Securities	$41,030.3	$5,328.4	$36,856.1	$1,067.2	$8,435.4

	December 31, 2019
	Total Amortized Cost	Unrealized Gain Position		Unrealized Loss Position
		Gross Gain	Fair Value	Gross Loss	Fair Value
	(in millions of dollars)
1 year or less	$821.5	$14.5	$832.6	$0.2	$3.2
Over 1 year through 5 years	6,286.2	456.5	6,423.4	41.7	277.6
Over 5 years through 10 years	13,570.8	1,688.3	14,881.3	14.6	363.2
Over 10 years	19,023.0	4,195.0	22,152.6	34.3	1,031.1
	39,701.5	6,354.3	44,289.9	90.8	1,675.1
Mortgage/Asset-Backed Securities	1,377.8	101.3	1,428.6	0.4	50.1
Total Fixed Maturity Securities	$41,079.3	$6,455.6	$45,718.5	$91.2	$1,725.2

The following chart depicts an analysis of our fixed maturity security portfolio between investment-grade and below-investment-grade categories as of March 31, 2020:

			Gross Unrealized Loss
	Fair Value	Gross Unrealized Gain	Amount	Percent of Total Gross Unrealized Loss
	(in millions of dollars)
Investment-Grade	$42,303.1	$5,273.9	$650.2	60.9%
Below-Investment-Grade	2,988.4	54.5	417.0	39.1
Total Fixed Maturity Securities	$45,291.5	$5,328.4	$1,067.2	100.0%

The unrealized losses on investment-grade fixed maturity securities principally relate to changes in interest rates or changes in market or sector credit spreads which occurred subsequent to the acquisition of the securities. Below-investment-grade fixed maturity securities are generally more likely to develop credit concerns than investment-grade securities. At March 31, 2020, the unrealized losses in our below-investment-grade fixed maturity securities were generally due to credit spreads in certain industries or sectors and, to a lesser extent, credit concerns related to specific securities. For each specific security in an unrealized loss position, we believe that there are positive factors which mitigate credit concerns and that the securities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
which we have not recorded a credit loss will recover in value. We have the ability and intend to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

As of March 31, 2020, we held 336 individual investment-grade fixed maturity securities and 127 individual below-investment-grade fixed maturity securities that were in an unrealized loss position, of which 8 investment-grade fixed maturity securities and 14 below-investment-grade fixed maturity securities had been in an unrealized loss position continuously for over one year.

In determining when a decline in fair value below amortized cost of a fixed maturity security represents a credit loss, we evaluate the following factors:

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

While determining whether a credit loss exists is a judgmental area, we utilize a formal, well-defined, and disciplined process to monitor and evaluate our fixed income investment portfolio, supported by issuer specific research and documentation as of the end of each period. The process results in a thorough evaluation of problem investments and the recording of credit losses on a timely basis for investments determined to have a credit loss. As of March 31, 2020, we determined that a credit loss had occurred for securities we owned related to three separate issuers. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of our estimated value. For these securities, which are included within "All Other Corporate Bonds" in the preceding charts, we recorded an allowance for credit losses totaling $48.0 million based on the present value of our best estimate of cash flows expected to be collected, discounted using the effective interest rate implicit in the security at the date of acquisition. When estimating future cash flows, we analyze the strength of the issuer’s balance sheet, its debt obligations and near-term funding arrangements, cash flow and liquidity, the profitability of its core businesses, the availability of marketable assets which could be sold to increase liquidity, its industry fundamentals and regulatory environment, and its access to capital markets. We also recorded credit losses of $5.9 million in the first quarter of 2020 to write-down the amortized cost to fair value for securities related to two separate issuers that we intend to sell.

At March 31, 2020, we had commitments of $88.8 million to fund private placement fixed maturity securities, the amount of which may or may not be funded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
As of March 31, 2020, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $689.2 million, comprised of $51.1 million of tax credit partnerships and $638.1 million of private equity partnerships. At December 31, 2019, the carrying amount of our variable interest entity investments that are not consolidated in our financial statements was $675.1 million, comprised of $58.4 million of tax credit partnerships and $616.7 million of private equity partnerships.  These variable interest entity investments are reported as other long-term investments in our consolidated balance sheets.

The Company invests in tax credit partnerships primarily for the receipt of income tax credits and tax benefits derived from passive losses on the investments. Amounts recognized in the consolidated statements of income are as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Income Tax Credits	$8.3	$9.4
Amortization, Net of Tax	(5.5)	(6.8)
Income Tax Benefit	$2.8	$2.6

Contractually, we are a limited partner in these tax credit partnerships, and our maximum exposure to loss is limited to the carrying value of our investment, which includes $1.9 million of unfunded unconditional commitments at March 31, 2020. See Note 3 for commitments to fund private equity partnerships.

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

We adopted new accounting guidance that requires us to estimate an allowance for expected credit losses effective January 1, 2020. We carry our mortgage loans at amortized cost less the allowance for expected credit losses. The amortized cost of our mortgage loans was $2,463.2 million and $2,397.0 million at March 31, 2020 and December 31, 2019, respectively. The allowance for expected credit losses was $11.1 million at March 31, 2020. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. We report accrued interest income for our mortgage loans as accrued investment income on our consolidated balance sheet, and the amount of the accrued income was $8.5 million and $8.3 million at March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
The carrying amount of mortgage loans by property type and geographic region are presented below.

	March 31, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Property Type
Apartment	$645.1	26.3%	$608.8	25.4%
Industrial	613.0	25.0	623.6	26.0
Office	543.0	22.1	549.3	22.9
Retail	603.8	24.7	567.5	23.7
Other	47.2	1.9	47.8	2.0
Total	$2,452.1	100.0%	$2,397.0	100.0%

Region
New England	$41.4	1.7%	$28.9	1.2%
Mid-Atlantic	208.4	8.5	184.5	7.7
East North Central	346.9	14.1	329.2	13.7
West North Central	212.0	8.6	215.4	9.0
South Atlantic	506.2	20.7	509.2	21.2
East South Central	113.0	4.6	114.3	4.8
West South Central	265.3	10.8	246.6	10.3
Mountain	256.1	10.4	268.2	11.2
Pacific	502.8	20.6	500.7	20.9
Total	$2,452.1	100.0%	$2,397.0	100.0%

The risk in our mortgage loan portfolio is primarily related to vacancy rates. Events or developments, such as economic conditions that impact the ability of the borrowers to ensure occupancy of the property, may have a negative effect on our mortgage loan portfolio, particularly to the extent that our portfolio is concentrated in an affected region or property type. An increase in vacancies increases the probability of default, which would negatively affect our expected losses in our mortgage loan portfolio.

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
March 31, 2020
Note 4 - Investments - Continued
quality). We review and adjust, as needed, our internal credit quality ratings on an annual basis. This review process is performed more frequently for mortgage loans deemed to have a higher risk of delinquency.

We estimate an allowance for credit losses that we expect to incur over the life of our mortgage loans using a probability of default method. For each loan, we estimate the probability that the loan will default before its maturity (probability of default) and the amount of the loss if the loan defaults (loss given default). These two factors result in an expected loss percentage that is applied to the amortized cost of each loan to determine the expected credit loss. As we are the original underwriter of the mortgage loans, the amortized cost generally equals the principal amount of the loan. We measure losses on defaults of our mortgage loans as the excess amortized cost of the mortgage loan over the fair value of the underlying collateral in the event that we foreclose on the loan or over the expected future cash flows of the loan if we retain the mortgage loan until payoff. We do not purchase mortgage loans with existing credit impairments.

In estimating the probability of default, we consider historical experience, current market conditions, and reasonable and supportable forecasts about the future market conditions. We utilize our historical loan experience in combination with a large third-party industry database for a period of time that aligns with the average life of our loans based on the maturity dates of the loans and prepayment experience. Our model utilizes an industry database of the historical loss experience based on our actual portfolio characteristics such as loan-to-value, debt service coverage, collateral type, geography, and late payment history. In addition, because we actively manage our portfolio, we may extend the term of a loan in certain situations and will accordingly extend the maturity date in the estimate of probability of default. In estimating the loss given default, we primarily consider the type and value of collateral and secondarily the expected liquidation costs and time to recovery.

The primary market factors that we consider in our forecast of future market conditions are gross domestic product, unemployment rates, interest rates, inflation, commercial real estate values, household formation, and retail sales. We also forecast certain loan specific factors such as growth in the fair value and net operating income of collateral by property type. We include our estimate of these factors over a two-year period and for the remainder of the loans’ estimated lives, adjusted for estimated prepayments. Past the two-year forecast period, we revert to the historical assumptions ratably by the end of the fifth year of the loan after which we utilize only historical assumptions.

We utilize various scenarios to estimate our allowance for expected losses ranging from a base case scenario that reflects normal market conditions to a severe case scenario that reflects adverse market conditions. We will adjust our allowance each period to utilize the scenario or weighting of the scenarios that best reflects our view of current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
The following tables present information about mortgage loans by the applicable credit quality indicators:

	March 31, 2020		December 31, 2019
	(in millions of dollars)
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Internal Rating
A	$485.7	19.8%	$485.6	20.3%
BBB	1,919.6	78.3	1,911.4	79.7
BB	30.0	1.2	—	—
B	16.8	0.7	—	—
Total	$2,452.1	100.0%	$2,397.0	100.0%

Loan-to-Value Ratio
<= 65%	$1,244.4	50.7%	$1,215.1	50.7%
> 65% <= 75%	1,093.5	44.6	1,053.0	43.9
> 75% <= 85%	40.5	1.7	91.4	3.8
> 85%	73.7	3.0	37.5	1.6
Total	$2,452.1	100.0%	$2,397.0	100.0%

The following table presents the amortized cost of our mortgage loans by year of origination and credit quality indicators at March 31, 2020:

	Prior to 2016	2016	2017	2018	2019	2020	Total
	(in millions of dollars)
Internal Rating
A	$236.7	$119.0	$53.1	$60.4	$17.6	$—	$486.8
BBB	559.7	294.0	285.0	336.7	356.6	97.6	1,929.6
BB	30.0	—	—	—	—	—	30.0
B	16.8	—	—	—	—	—	16.8
Total Amortized Cost	843.2	413.0	338.1	397.1	374.2	97.6	2,463.2
Allowance for credit losses	(2.3)	(1.8)	(1.7)	(2.4)	(2.3)	(0.6)	(11.1)
Carrying Amount	$840.9	$411.2	$336.4	$394.7	$371.9	$97.0	$2,452.1

Loan-to-Value Ratio
<=65%	$695.6	$241.5	$119.1	$78.4	$84.3	$29.0	$1,247.9
>65<=75%	69.5	134.4	219.0	318.7	289.9	68.6	1,100.1
>75%<=85%	3.7	37.1	—	—	—	—	40.8
>85%	74.4	—	—	—	—	—	74.4
Total Amortized Cost	843.2	413.0	338.1	397.1	374.2	97.6	2,463.2
Allowance for credit losses	(2.3)	(1.8)	(1.7)	(2.4)	(2.3)	(0.6)	(11.1)
Carrying Amount	$840.9	$411.2	$336.4	$394.7	$371.9	$97.0	$2,452.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
The following table presents a roll-forward of allowance for expected credit losses by loan-to-value ratio:

	Three Months Ended March 31, 2020
	Beginning of Year	Current Period Provisions	Write-Offs	Recoveries	End of Period
	(in millions of dollars)
Loan-to-Value Ratio
<=65%	$2.8	$0.7	$—	$—	$3.5
>65<=75%	4.6	1.9	—	—	6.5
>75%<=85%	0.5	(0.1)	—	—	0.4
>85%	0.4	0.3	—	—	0.7
Total	$8.3	$2.8	$—	$—	$11.1

The increase in our estimate of expected losses during the first quarter of 2020 is primarily due to the expected impact of COVID-19. To reflect market conditions at March 31, 2020, we weighted our estimate to reflect a more adverse market as we expect the probability of default could increase as the effects of COVID-19 are experienced in the market.

There were no troubled debt restructurings during the three months ended March 31, 2020 or 2019. At March 31, 2020 and December 31, 2019, we held no mortgage loans that were greater than 90 days past due regarding principal and/or interest payments.

We had no loan foreclosures for the three months ended March 31, 2020 and 2019. During the first quarter of 2019, a mortgage loan previously impaired was settled and we recognized an additional credit loss of $0.1 million which brought the total loss on the loan to $0.3 million.

For the three months ended March 31, 2020, we had no impaired mortgage loans. Our average investment in impaired mortgage loans was $2.3 million for the three months ended March 31, 2019. We did not recognize any interest income on mortgage loans subsequent to impairment for the three months ended March 31, 2020 and 2019.

At March 31, 2020, we had commitments of $17.5 million to fund certain commercial mortgage loans, the amount of which may or may not be funded. Consistent with how we determine the estimate of current expected credit losses for our funded mortgage loans each period, we estimate expected credit losses for loans that have not been funded but we are committed to fund at the end of each period. At January 1, 2020 and March 31, 2020, we recorded $0.3 million and $0.1 million, respectively, in expected losses related to unfunded loan commitments as a liability within other liabilities line on our consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
As of March 31, 2020, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $4.9 million, for which we received collateral in the form of securities of $5.5 million. As of December 31, 2019, the carrying amount of fixed maturity securities loaned to third parties under our securities lending program was $176.4 million, for which we received collateral in the form of securities of $186.5 million. We had no outstanding repurchase agreements at March 31, 2020 or December 31, 2019.

Certain of our U.S. insurance subsidiaries are members of regional FHLBs. Membership, which requires that we purchase a minimum amount of FHLB common stock on which we receive dividends, provides access to low-cost funding. Advances received from the FHLB are used for the purchase of short-term investments or fixed maturity securities. Additional common stock purchases may be required, based on the amount of funds we borrow from the FHLBs. The carrying value of common stock owned, collateral posted, and advances received are as follows:

	March 31, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of FHLB Common Stock	$34.0	$18.5
Advances from FHLB	$451.7	$—

Carrying Value of Collateral Posted to FHLB
Fixed Maturity Securities	$712.3	$182.1
Commercial Mortgage Loans	236.8	164.4
Total Carrying Value of Collateral Posted to FHLB	$949.1	$346.5

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
March 31, 2020
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

	March 31, 2020
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$87.9	$—	$87.9	$(27.1)	$(59.7)	$1.1
Securities Lending	4.9	—	4.9	(4.9)	—	—
Total	$92.8	$—	$92.8	$(32.0)	$(59.7)	$1.1

Financial Liabilities:
Derivatives	$32.6	$—	$32.6	$(32.5)	$—	$0.1

	December 31, 2019
	Gross Amount			Gross Amount Not
	of Recognized	Gross Amount	Net Amount	Offset in Balance Sheet
	Financial	Offset in	Presented in	Financial	Cash	Net
	Instruments	Balance Sheet	Balance Sheet	Instruments	Collateral	Amount
	(in millions of dollars)
Financial Assets:
Derivatives	$27.5	$—	$27.5	$(4.0)	$(23.5)	$—
Securities Lending	176.4	—	176.4	(176.4)	—	—
Total	$203.9	$—	$203.9	$(180.4)	$(23.5)	$—

Financial Liabilities:
Derivatives	$34.6	$—	$34.6	$(31.3)	$—	$3.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
Net Investment Income

Net investment income reported in our consolidated statements of income is presented below. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Fixed Maturity Securities	$539.8	$544.9
Derivatives	20.2	17.9
Mortgage Loans	29.0	26.7
Policy Loans	4.8	4.7
Other Long-term Investments
Perpetual Preferred Securities[1]	(17.1)	3.7
Private Equity Partnerships[2]	10.4	2.2
Other	3.2	(0.1)
Short-term Investments	6.4	7.0
Gross Investment Income	596.7	607.0
Less Investment Expenses	8.5	9.0
Less Investment Income on Participation Fund Account Assets	3.2	3.3
Net Investment Income	$585.0	$594.7

1 The net unrealized loss recognized in net investment income for the three months ended March 31, 2020 related to perpetual preferred securities still held at March 31, 2020 was $17.9 million. The net unrealized gain recognized in net investment income for the three months ended March 31, 2019 related to perpetual preferred securities still held at March 31, 2019 was $3.1 million.

2 The net unrealized gain recognized in net investment income for the three months ended March 31, 2020 related to private equity partnerships still held at March 31, 2020 was $5.4 million. See Note 3 for further discussion of private equity partnerships. The net unrealized loss recognized in net investment income for the three months ended March 31, 2019 related to private equity partnerships still held at March 31, 2019 was $2.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 4 - Investments - Continued
Realized Investment Gain and Loss

Realized investment gains and losses are as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Fixed Maturity Securities
Gross Gains on Sales	$1.4	$3.3
Gross Losses on Sales	(0.7)	(7.9)
Credit Losses	(53.9)	—
Mortgage Loans and Other Invested Assets
Gross Gains on Sales	0.3	0.9
Gross Losses on Sales	(0.2)	(0.1)
Credit Losses	(2.6)	—
Embedded Derivative in Modified Coinsurance Arrangement	(86.9)	5.5
All Other Derivatives	(0.7)	0.3
Foreign Currency Transactions	(0.7)	(0.9)
Net Realized Investment Gain (Loss)	$(144.0)	$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
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
Unum Group and Subsidiaries
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued
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

Derivative Risks

The basic types of risks associated with derivatives are market risk (that the value of the derivative will be adversely impacted by changes in the market, primarily the change in interest and exchange rates) and credit risk (that the counterparty will not perform according to the terms of the contract). The market risk of the derivatives should generally offset the market risk associated with the hedged financial instrument or liability. To help limit the credit exposure of the derivatives, we enter into master netting agreements with our counterparties whereby contracts in a gain position can be offset against contracts in a loss position. We also typically enter into bilateral, cross-collateralization agreements with our counterparties to help limit the credit exposure of the derivatives. These agreements require the counterparty in a loss position to submit acceptable collateral with the other counterparty in the event the net loss position meets or exceeds an agreed upon amount. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. As of March 31, 2020, our credit exposure on derivatives was $1.1 million. At December 31, 2019, we had no credit exposure on derivatives. The table below summarizes the nature and amount of collateral received from and posted to our derivative counterparties.

	March 31, 2020	December 31, 2019
	(in millions of dollars)
Carrying Value of Collateral Received from Counterparties
Cash	$59.7	$24.0
Carrying Value of Collateral Posted to Counterparties
Fixed Maturity Securities	$11.7	$28.6

See Note 4 for further discussion of our master netting agreements.

The majority of our derivative instruments contain provisions that require us to maintain specified issuer credit ratings and financial strength ratings. Should our ratings fall below these specified levels, we would be in violation of the provisions, and our derivatives counterparties could terminate our contracts and request immediate payment. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position was $32.6 million and $34.6 million at March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued
Derivative Transactions

The table below summarizes, by notional amounts, the activity for each category of derivatives. The notional amounts represent the basis upon which our counterparty pay and receive amounts are calculated.

	Swaps
	Receive Fixed/Pay Fixed	Receive Fixed/Pay Variable	Credit Default	Forwards	Total
	(in millions of dollars)
Balance at December 31, 2018	$538.2	$250.0	$11.0	$—	$799.2
Additions	42.6	—	—	13.0	55.6
Terminations	46.9	—	—	—	46.9
Foreign Currency	—	—	0.2	—	0.2
Balance at March 31, 2019	$533.9	$250.0	$11.2	$13.0	$808.1

Balance at December 31, 2019	$611.1	$250.0	$11.4	$8.9	$881.4
Additions	52.0	—	—	—	52.0
Terminations	—	—	—	1.3	1.3
Foreign Currency	—	—	(0.7)	—	(0.7)
Balance at March 31, 2020	$663.1	$250.0	$10.7	$7.6	$931.4

Cash Flow Hedges

As of March 31, 2020 and December 31, 2019, we had $213.5 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2020, we expect to amortize approximately $75.4 million of net deferred gains on derivative instruments during the next twelve months. This amount will be reclassified from accumulated other comprehensive income into earnings and reported on the same income statement line item as the hedged item. The income statement line items that will be affected by this amortization are net investment income and interest and debt expense. Additional amounts that may be reclassified from accumulated other comprehensive income into earnings to offset the earnings impact of foreign currency translation of hedged items are not estimable.

As of March 31, 2020, we are hedging the variability of future cash flows associated with forecasted transactions through the year 2045.

Fair Value Hedges

As of March 31, 2020 and December 31, 2019, we had $301.4 million and $249.4 million notional amount of receive fixed, pay fixed, open current and forward foreign currency interest rate swaps to hedge fixed income foreign currency-denominated securities.

As of March 31, 2020 and December 31, 2019, we had $250.0 million notional amount of receive fixed, pay variable interest rate swaps to hedge the changes in the fair value of certain fixed rate long-term debt. These swaps effectively convert the associated fixed rate long-term debt into floating rate debt and provide for a better matching of interest rates with our short-term investments, which have frequent interest rate resets similar to a floating rate security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued
The following table summarizes the carrying amount of hedged assets and liabilities and the related cumulative basis adjustments related to our fair value hedges:

	Carrying Amount of Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions of dollars)
Fixed maturity securities:
Receive fixed functional currency interest, pay fixed foreign currency interest	$207.5	$239.4	$(12.1)	$1.1

Long-term Debt	$(250.8)	$(249.2)	$(0.9)	$0.6

For the three months ended March 31, 2020 and March 31, 2019, $28.8 million of the derivative instruments' gain and $0.1 million of the derivative instruments' loss, respectively, was excluded from the assessment of hedge effectiveness. There were no instances wherein we discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Derivatives not Designated as Hedging Instruments

As of March 31, 2020 and December 31, 2019, we held $148.2 million notional amount of receive fixed, pay fixed, foreign currency interest rate swaps. These derivatives are not designated as hedges, and as such, changes in fair value related to these derivatives are reported in earnings as a component of net realized investment gain or loss.

As of March 31, 2020 and December 31, 2019, we held $10.7 million and $11.4 million, respectively, notional amount of single name credit default swaps. We entered into these swaps in order to mitigate the credit risk associated with specific securities owned.

As of March 31, 2020 and December 31, 2019, we held $7.6 million and $8.9 million, respectively, notional amount of foreign currency forwards to mitigate the foreign currency risk associated with specific securities owned.

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
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued
Locations and Amounts of Derivative Financial Instruments

The following tables summarize the location and fair values of derivative financial instruments, as reported in our consolidated balance sheets.

	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions of dollars)
Designated as Hedging Instruments
Cash Flow Hedges
Foreign Exchange Contracts	Other L-T Investments	$36.0	Other Liabilities	$3.2

Fair Value Hedges
Interest Rate Swaps	Other L-T Investments	0.9	Other Liabilities	—
Foreign Exchange Contracts	Other L-T Investments	47.1	Other Liabilities	2.9
Total Fair Value Hedges		48.0		2.9

Total Designated as Hedging Instruments		$84.0		$6.1

Not Designated as Hedging Instruments
Credit Default Swaps	Other L-T Investments	$1.3	Other Liabilities	$—
Forwards	Other L-T Investments	0.4	Other Liabilities	—
Foreign Exchange Contracts	Other L-T Investments	2.2	Other Liabilities	26.5
Embedded Derivative in Modified Coinsurance Arrangement	Other L-T Investments	—	Other Liabilities	109.7
Total Not Designated as Hedging Instruments		$3.9		$136.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued

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
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued
The following tables summarize the location of gains and losses of derivative financial instruments designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31, 2020
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$585.0	$(144.0)	$45.7

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	73.0	—	7.3
Derivatives Designated as Hedging Instruments	19.2	—	0.6
Foreign Exchange Contracts:
Hedged items	2.9	—	—
Derivatives Designated as Hedging Instruments	0.9	—	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(1.5)	3.6
Derivatives Designated as Hedging Instruments	—	1.5	0.1
Foreign Exchange Contracts
Hedged items	1.4	(13.2)	—
Derivatives Designated as Hedging Instruments	0.8	13.2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 5 - Derivative Financial Instruments - Continued

	Three Months Ended March 31, 2019
	Net Investment Income	Net Realized Investment Gain (Loss)	Interest and Debt Expense
	(in millions of dollars)
Total Income and Expense Presented in the Consolidated Statements of Income of Which Hedged Items are Recorded	$594.7	$1.1	$42.1

Gain (Loss) on Cash Flow Hedging Relationships
Interest Rate Swaps:
Hedged items	73.0	(3.5)	7.7
Derivatives Designated as Hedging Instruments	17.7	4.1	0.6
Foreign Exchange Contracts:
Hedged items	4.6	0.8	—
Derivatives Designated as Hedging Instruments	(0.1)	(0.8)	—

Gain (Loss) on Fair Value Hedging Relationships
Interest Rate Swaps:
Hedged items	—	(1.5)	3.6
Derivatives Designated as Hedging Instruments	—	1.5	0.8
Foreign Exchange Contracts
Hedged items	0.5	(0.3)	—
Derivatives Designated as Hedging Instruments	0.3	0.3	—

The following table summarizes the location of gains and losses of derivative financial instruments designated as cash flow hedging instruments, as reported in our consolidated statements of comprehensive income (loss).

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives
Foreign Exchange Contracts	$19.5	$(12.3)

The following table summarizes the location of gains and losses on our derivatives not designated as hedging instruments, as reported in our consolidated statements of income.

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Net Realized Investment Gain (Loss)
Credit Default Swaps	$0.8	$(0.5)
Foreign Exchange Contracts	(1.5)	0.7
Embedded Derivative in Modified Coinsurance Arrangement	(86.9)	5.5
Total	$(87.6)	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss)
Components of our accumulated other comprehensive income (loss), after tax, and related changes are as follows:

	Net Unrealized Gain (Loss) on Securities	Net Gain on Hedges	Foreign Currency Translation Adjustment	Unrecognized Pension and Postretirement Benefit Costs	Total
	(in millions of dollars)
Balance at December 31, 2019	$615.9	$187.8	$(281.6)	$(484.8)	$37.3
Other Comprehensive Income (Loss) Before Reclassifications	(263.2)	37.7	(63.6)	3.1	(286.0)
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	42.6	(14.9)	—	3.9	31.6
Net Other Comprehensive Income (Loss)	(220.6)	22.8	(63.6)	7.0	(254.4)
Balance at March 31, 2020	$395.3	$210.6	$(345.2)	$(477.8)	$(217.1)

Balance at December 31, 2018	$(312.4)	$250.6	$(305.2)	$(447.2)	$(814.2)
Other Comprehensive Income (Loss) Before Reclassifications	305.4	(4.7)	17.3	(0.8)	317.2
Amounts Reclassified from Accumulated Other Comprehensive Income or Loss	6.9	(15.8)	—	3.6	(5.3)
Net Other Comprehensive Income (Loss)	312.3	(20.5)	17.3	2.8	311.9
Balance at March 31, 2019	$(0.1)	$230.1	$(287.9)	$(444.4)	$(502.3)

The net unrealized gain (loss) on securities consists of the following components:

	March 31	December 31
	2020	2019	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,261.2	$6,364.4	$(2,103.2)
Deferred Acquisition Costs	(37.4)	(62.7)	25.3
Reserves for Future Policy and Contract Benefits	(3,899.5)	(5,803.1)	1,903.6
Reinsurance Recoverable	322.7	424.7	(102.0)
Income Tax	(251.7)	(307.4)	55.7
Total	$395.3	$615.9	$(220.6)

	March 31	December 31
	2019	2018	Change
	(in millions of dollars)
Fixed Maturity Securities	$4,308.4	$2,736.5	$1,571.9
Deferred Acquisition Costs	(42.6)	(27.9)	(14.7)
Reserves for Future Policy and Contract Benefits	(4,451.0)	(3,220.3)	(1,230.7)
Reinsurance Recoverable	328.5	261.4	67.1
Income Tax	(143.4)	(62.1)	(81.3)
Total	$(0.1)	$(312.4)	$312.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 6 - Accumulated Other Comprehensive Income (Loss) - Continued
Amounts reclassified from accumulated other comprehensive income (loss) were recognized in our consolidated statements of income as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Net Unrealized Gain (Loss) on Securities
Net Realized Investment Gain (Loss)
Loss on Sales of Securities	$—	$(8.7)
Credit Losses on Fixed Maturity Securities	(53.9)	—
	(53.9)	(8.7)
Income Tax Benefit	(11.3)	(1.8)
Total	$(42.6)	$(6.9)

Net Gain on Hedges
Net Investment Income
Gain on Interest Rate Swaps and Forwards	$18.8	$17.4
Gain (Loss) on Foreign Exchange Contracts	0.5	(0.1)
Net Realized Investment Gain (Loss)
Gain on Interest Rate Swaps	—	4.0
Loss on Foreign Exchange Contracts	—	(0.8)
Interest and Debt Expense
Loss on Interest Rate Swaps	(0.6)	(0.5)
	18.7	20.0
Income Tax Expense	3.8	4.2
Total	$14.9	$15.8

Unrecognized Pension and Postretirement Benefit Costs
Other Expenses
Amortization of Net Actuarial Loss	$(5.0)	$(4.7)
Amortization of Prior Service Credit	0.1	0.1
	(4.9)	(4.6)
Income Tax Benefit	(1.0)	(1.0)
Total	$(3.9)	$(3.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses
Changes in the liability for unpaid claims and claim adjustment expenses are as follows:

	2020	2019
	(in millions of dollars)
Balance at January 1	$23,076.7	$23,149.0
Less Reinsurance Recoverable	2,246.8	2,227.3
Net Balance at January 1	20,829.9	20,921.7

Incurred Related to
Current Year	1,605.9	1,556.8
Prior Years
Interest	271.9	280.0
All Other Incurred	(126.7)	(130.3)
Foreign Currency	(127.6)	41.1
Total Incurred	1,623.5	1,747.6

Paid Related to
Current Year	(368.0)	(328.7)
Prior Years	(1,453.7)	(1,439.5)
Total Paid	(1,821.7)	(1,768.2)

Net Balance at March 31	20,631.7	20,901.1
Plus Reinsurance Recoverable	2,260.7	2,241.0
Balance at March 31	$22,892.4	$23,142.1

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
March 31, 2020
Note 7 - Liability for Unpaid Claims and Claim Adjustment Expenses - Continued

Reconciliation

A reconciliation of policy and contract benefits and reserves for future policy and contract benefits as reported in our consolidated balance sheets to the liability for unpaid claims and claim adjustment expenses is as follows:

	March 31
	2020	2019
	(in millions of dollars)
Policy and Contract Benefits	$1,760.3	$1,708.6
Reserves for Future Policy and Contract Benefits	45,706.5	46,109.4
Total	47,466.8	47,818.0
Less:
Life Reserves for Future Policy and Contract Benefits	8,428.5	8,315.5
Accident and Health Active Life Reserves	12,246.4	11,909.4
Adjustment Related to Unrealized Investment Gains and Losses	3,899.5	4,451.0
Liability for Unpaid Claims and Claim Adjustment Expenses	$22,892.4	$23,142.1

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
March 31, 2020
Note 8 - Segment Information
We have three principal operating business segments: Unum US, Unum International, and Colonial Life. Our other segments are Closed Block and Corporate.

Segment information is as follows:

Certain prior year amounts were reclassified to conform to current year presentation.

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Premium Income

Unum US
Group Disability
Group Long-term Disability	$463.0	$452.9
Group Short-term Disability	203.2	188.7
Group Life and Accidental Death & Dismemberment
Group Life	414.5	414.4
Accidental Death & Dismemberment	41.7	41.0
Supplemental and Voluntary
Individual Disability	109.5	110.7
Voluntary Benefits	230.4	234.4
Dental and Vision	65.4	59.8
	1,527.7	1,501.9
Unum International
Unum UK
Group Long-term Disability	90.8	87.9
Group Life	30.9	27.2
Supplemental	23.9	21.7
Unum Poland	19.0	17.2
	164.6	154.0
Colonial Life
Accident, Sickness, and Disability	249.3	242.2
Life	93.8	87.6
Cancer and Critical Illness	91.6	89.5
	434.7	419.3
Closed Block
Long-term Care	164.8	163.0
Individual Disability	77.0	98.1
All Other	2.6	2.4
	244.4	263.5

Total Premium Income	$2,371.4	$2,338.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 8 - Segment Information - Continued

	Unum US	Unum International	Colonial Life	Closed Block	Corporate	Total
	(in millions of dollars)
Three Months Ended March 31, 2020

Premium Income	$1,527.7	$164.6	$434.7	$244.4	$—	$2,371.4
Net Investment Income	179.6	26.5	37.7	336.1	5.1	585.0
Other Income	40.2	—	0.3	18.2	—	58.7
Adjusted Operating Revenue	$1,747.5	$191.1	$472.7	$598.7	$5.1	$3,015.1

Adjusted Operating Income (Loss)	$261.8	$19.4	$81.1	$29.7	$(45.9)	$346.1

Three Months Ended March 31, 2019

Premium Income	$1,501.9	$154.0	$419.3	$263.5	$—	$2,338.7
Net Investment Income	182.1	24.8	36.9	346.6	4.3	594.7
Other Income	34.5	—	0.6	18.0	—	53.1
Adjusted Operating Revenue	$1,718.5	$178.8	$456.8	$628.1	$4.3	$2,986.5

Adjusted Operating Income (Loss)	$252.3	$29.1	$85.2	$31.0	$(45.4)	$352.2

	March 31	December 31
	2020	2019
	(in millions of dollars)
Assets
Unum US	$17,791.5	$18,586.3
Unum International	3,515.1	3,869.1
Colonial Life	4,428.0	4,629.0
Closed Block	36,004.3	37,008.7
Corporate	3,597.0	2,920.3
Total Assets	$65,335.9	$67,013.4

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
Unum Group and Subsidiaries
March 31, 2020
Note 8 - Segment Information - Continued
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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Total Revenue	$2,871.1	$2,987.6
Excluding:
Net Realized Investment Gain (Loss)	(144.0)	1.1
Adjusted Operating Revenue	$3,015.1	$2,986.5

Income Before Income Tax	$202.1	$353.3
Excluding:
Net Realized Investment Gain (Loss)	(144.0)	1.1
Adjusted Operating Income	$346.1	$352.2

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

U.S. Pension Plan Annuity Purchase

On January 2, 2020, we purchased a group annuity contract which transferred a portion of our U.S. qualified defined benefit pension plan obligation to a third party. Under the transaction, which was funded with plan assets, we transferred the responsibility for pension benefits and annuity administration for approximately 600 retirees, or their beneficiaries, receiving between $350 and $500 in monthly benefit payments from the plan. This transfer reduced our 2020 U.S. qualified benefit pension plan obligation by approximately $44.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 9 - Employee Benefit Plans - Continued
The following table provides the components of the net periodic benefit cost (credit) for the defined benefit pension and OPEB plans.

	Three Months Ended March 31
	Pension Benefits
	U.S. Plans		U.K. Plan		OPEB
	2020	2019	2020	2019	2020	2019
	(in millions of dollars)
Service Cost	$2.8	$2.7	$—	$—	$—	$—
Interest Cost	18.2	20.8	1.2	1.5	1.0	1.3
Expected Return on Plan Assets	(26.7)	(24.8)	(2.4)	(2.2)	(0.1)	(0.1)
Amortization of:
Net Actuarial Loss (Gain)	4.7	5.1	0.3	0.2	—	(0.6)
Prior Service Credit	—	—	—	—	(0.1)	(0.1)
Total Net Periodic Benefit Cost	$(1.0)	$3.8	$(0.9)	$(0.5)	$0.8	$0.5

The service cost component of net periodic pension and postretirement benefit cost is included as a component of compensation expense in our consolidated statements of income. All other components of net periodic pension and postretirement benefit cost are included in other expenses.

Note 10 - Stockholders' Equity and Earnings Per Common Share

Earnings Per Common Share

Net income per common share is determined as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars, except share data)
Numerator
Net Income	$161.0	$280.9

Denominator (000s)
Weighted Average Common Shares - Basic	203,306.0	214,297.1
Dilution for Assumed Exercises of Stock Options and Nonvested Stock Awards	49.7	132.6
Weighted Average Common Shares - Assuming Dilution	203,355.7	214,429.7

Net Income Per Common Share
Basic	$0.79	$1.31
Assuming Dilution	$0.79	$1.31

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. In computing earnings per share assuming dilution, we include potential common shares that are dilutive (those that reduce earnings per share). We use the treasury stock method to account for the effect of outstanding stock options, nonvested restricted stock units, and nonvested performance share units on the computation of diluted earnings per share. Under this method, the potential common shares from stock options and nonvested restricted stock units will each have a dilutive effect, as individually measured, when the average market price of Unum Group common stock during the period exceeds the exercise price of the stock options and the grant price of the nonvested restricted stock units. The outstanding stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 10 - Stockholders' Equity and Earnings Per Common Share - Continued
options have an exercise price of $24.25 and the nonvested restricted stock units have grant prices ranging from $12.45 to $55.26. Potential common shares from performance based share units will have a dilutive effect as the attainment of performance conditions is progressively achieved during the vesting period. Potential common shares not included in the computation of diluted earnings per share because the impact would be antidilutive, approximated 1.1 million and 1.3 million, for the three months ended March 31, 2020 and 2019, respectively.

Common Stock

During the second quarter of 2019, our board of directors authorized the repurchase of up to $750.0 million of Unum Group's outstanding common stock through November 23, 2020. This authorization replaced the previous authorization of $750.0 million that was scheduled to expire on November 24, 2019. The remaining repurchase amount under the new program was $516.2 million at March 31, 2020.

Common stock repurchases are accounted for using the cost method and classified as treasury stock until otherwise retired. During the first quarter of 2019, we repurchased 2.7 million shares at a cost of $100.0 million, which included commissions of a de minimis amount. We did not repurchase shares during the first quarter of 2020.

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

Claims Handling Matters

We and our insurance subsidiaries, in the ordinary course of our business, are engaged in claim litigation where disputes arise as a result of a denial or termination of benefits. Most typically these lawsuits are filed on behalf of a single claimant or policyholder, and in some of these individual actions punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. For our general claim litigation, we maintain reserves based on experience to satisfy judgments and settlements in the normal course. We expect that the ultimate liability, if any, with respect to general claim litigation, after consideration of the reserves maintained, will not be material to our consolidated financial condition. Nevertheless, given the inherent unpredictability of litigation, it is possible that an adverse outcome in certain claim litigation involving punitive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Unum Group and Subsidiaries
March 31, 2020
Note 11 - Commitments and Contingent Liabilities - Continued
damages could, from time to time, have a material adverse effect on our consolidated results of operations in a period, depending on the results of operations for the particular period.
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
March 31, 2020
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

Note 12 - Other

Debt

At March 31, 2020, short-term debt consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020. Also included in the carrying amount of short-term debt are deferred debt costs of $0.2 million.

During the three months ended March 31, 2020, we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings, LLC.

At March 31, 2020, letters of credit totaling $0.6 million had been issued from our credit facilities, but there were no borrowed amounts outstanding. Borrowings under the credit facilities are for general corporate uses and are subject to financial covenants, negative covenants, and events of default that are customary. The two primary financial covenants include limitations based on our leverage ratio and consolidated net worth. We are also subject to covenants that limit subsidiary indebtedness. The credit facilities provide for borrowings at an interest rate based either on the prime rate or LIBOR.

Other

In connection with a financial examination of Unum Life Insurance Company of America (Unum America), which is expected to close at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) has concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount is estimated to be between $200 million and $250 million. This strengthening will be accomplished by our actuaries incorporating explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows. If the permitted practice was not granted by the MBOI to phase in these additional statutory reserves, the impact to the risk-based capital ratio would have triggered a regulatory event.

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

Specifically, we offer group, individual, voluntary, and dental and vision products as well as provide certain fee-based services. These products and services, which can be sold stand-alone or combined with other coverages, help employers of all sizes attract and retain a stronger workforce while protecting the incomes and livelihood of their employees. We believe employer-sponsored benefits are the most effective way to provide workers with access to the information and options they need to protect their financial stability. Working people and their families, particularly those at lower and middle incomes, are perhaps the most vulnerable in today's economy yet are often overlooked by many providers of financial services and products. For many of these people, employer-sponsored benefits are the primary defense against the potentially catastrophic fallout of death, illness, or injury.
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
This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 contained in this Form 10-Q and with the "Cautionary Statement Regarding Forward-Looking Statements" included below the Table of Contents, as well as the discussion, analysis, and consolidated financial statements and notes thereto in Part I, Items 1 and 1A, and Part II, Items 6, 7, 7A, and 8 of our annual report on Form 10-K for the year ended December 31, 2019.

Operating Performance and Capital Management

For the first quarter of 2020, we reported net income of $161.0 million, or $0.79 per diluted common share, compared to net income of $280.9 million, or $1.31 per diluted common share, in the first quarter of 2019. Net income includes net realized investment gains and losses. Excluding net realized investment gains and losses, after-tax adjusted operating income for the first quarter of 2020 was $274.1 million, or $1.35 per diluted common share compared to $280.3 million, or $1.31 per diluted common share, for the first quarter of 2019. See "Reconciliation of Non-GAAP and Other Financial Measures" contained in this Item 2 for a reconciliation of these items.

Our Unum US segment reported an increase in adjusted operating income of 3.8 percent in the first quarter of 2020 compared to the same period of 2019, due primarily to growth in premium income and favorable benefits experience, partially offset by lower net investment income and unfavorable deferred acquisition costs. The benefit ratio for our Unum US segment for the first quarter of 2020 was 64.4 percent, compared to 65.3 percent in the same period of 2019. Unum US sales decreased 15.3 percent in first quarter of 2020 compared to the same period of 2019. Persistency was lower relative to the prior year period.

Our Unum International segment reported a decrease in adjusted operating income of 33.3 percent in the first quarter of 2020 compared to the same prior year period as measured in U.S. dollars. As measured in local currency, our Unum UK line of business reported a decrease in adjusted operating income of 36.6 percent in the first quarter of 2020 compared to the same period of 2019 due primarily to unfavorable benefits experience, partially offset by an increase in premium income and net investment income. The benefit ratio for our Unum UK line of business was 80.5 percent in the first quarter of 2020 compared to 70.2 percent in the same period of 2019. Unum International sales, as measured in U.S. dollars, increased 5.8 percent in the first quarter of 2020 compared to the same period of 2019. Unum UK sales, as measured in local currency increased 12.2 percent in the first quarter of 2020 compared to the same period of 2019. Persistency was higher overall relative to the prior year period.

Our Colonial Life segment reported a decrease in adjusted operating income of 4.8 percent in the first quarter of 2020 compared to the same period of 2019 due to unfavorable benefits experience and unfavorable deferred acquisition costs, partially offset by higher premium income. The benefit ratio for Colonial Life was 52.4 percent in the first quarter of 2020 compared to 51.1 percent in same period of 2019. Colonial Life sales decreased 8.7 percent in the first quarter of 2020 compared to the same period of 2019. Persistency was lower relative to the prior year.

Our Closed Block segment reported a decrease in adjusted operating income of 4.2 percent in the first quarter of 2020 compared to the same period of 2019 due to both lower premium income and net investment income. Benefits experience for long-term care was favorable in the first quarter of 2020 relative to the same period of 2019 and continues to be within our range of expectations with an interest adjusted loss ratio of 86.2 percent on a rolling twelve-month basis. Individual disability benefits experience was unfavorable in the first quarter of 2020 relative to the same period of 2019 but remains within our expectations.

Our net investment income yields continue to be pressured by the low interest rate environment as we maintain consistent credit quality in our invested asset portfolio. The net unrealized gain on our fixed maturity securities was $4.3 billion at March 31, 2020, compared to $6.4 billion at December 31, 2019, with the decrease due primarily to an increase in credit spreads partially offset by a decline in U.S. Treasury rates during the first quarter of 2020. The earned book yield on our investment portfolio was 4.75 percent for the first quarter of 2020 compared to a yield of 5.00 percent for full year 2019.

We believe our capital and financial positions are strong. At March 31, 2020, the risk-based capital (RBC) ratio for our traditional U.S. insurance subsidiaries, calculated on a weighted average basis using the NAIC Company Action Level formula, was approximately 365 percent, which is in line with our expectations. We did not repurchase shares during the first three months of 2020. Our weighted average common shares outstanding, assuming dilution, equaled 203.4 million and 214.4 million for the first quarters of 2020 and 2019, respectively, reflecting our capital management strategy of returning capital to shareholders through repurchases of our common stock. As of March 31, 2020, Unum Group and our intermediate holding companies held short-dated fixed maturity securities, short-term investments, and cash of $1,025 million.

Coronavirus Disease 2019 (COVID-19)

On March 11, 2020, the World Health Organization identified the spread of COVID-19 as a pandemic. COVID-19 has caused significant disruption to the global economy and has unfavorably impacted our company as well as the overall insurance industry. Due to the unprecedented nature of these events and the current pace of change in this environment, we cannot fully estimate the ultimate impact of the COVID-19 pandemic at this time. We are closely monitoring several key factors related to our business that have and may continue to have adverse impacts.

Results of Operations and Financial Condition

Our results of operations for the first quarter of 2020 and our financial condition as of March 31, 2020 were not significantly impacted by the effects of COVID-19. The primary effects of COVID-19 on our first quarter of 2020 results of operations were an increase in our allowances for credit losses related to our premium receivables and investments in commercial mortgage loans and limited impact to our claims experience in certain of our product lines. The primary effect of COVID-19 on our financial condition as of March 31, 2020 was a decrease in the net unrealized gain on our fixed maturity securities due in large part to the disruption in financial markets which resulted in the significant widening of credit spreads and a partially offsetting decline in U.S. treasury rates. We have also experienced disruption in the sales activity related to certain of our product lines where some potential new customers have deferred their decision to enter into the policy for our products given the current economic environment, this disruption did not have a direct impact on our results of operations for the first quarter of 2020 but will likely result in a decline in premium income related to new sales that would have been recognized in subsequent periods.

Given recent increases in unemployment levels, general uncertainty regarding the financial condition of our customers, and disruptions to our sales processes, we expect an unfavorable impact to our premium collectability as well as lower premium income resulting from declines in persistency levels and sales growth in the near term, and potentially longer, if the current situation persists. Although we have not yet experienced a significant deterioration in these key areas, we are closely monitoring this activity to identify unfavorable trends and are also working with our customers to understand their respective financial conditions. For example, in addition to complying with state-level requirements regarding billing and administration accommodations, we may also develop solutions with our customers on a case-by-case basis to allow for additional payment flexibility in an effort to enhance the likelihood of premium collection and avoid disruptions to coverage. However, circumstances may deteriorate quickly, which could result in material negative impacts on our results of operations with increased allowances for credit losses and decreased premium income. See Notes 1 and 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on our allowances for credit losses.

Regarding our fixed maturity security portfolio, the current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices, while not directly related to COVID-19 initially, is also causing pressure on the profitability of companies in the energy sector. We have recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector and continue to monitor capital market activity on a regular basis. To the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline as a result of the current economic conditions, which have sustained the low interest rate environment that will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. Although, we recognized favorable results in net investment income for our partnership investments in the first quarter of 2020 reflecting the market conditions of the fourth quarter of 2019, we expect to recognize declines in the net asset values of our partnership investments in the second quarter of 2020 as we receive financial statements from the partnerships for the first quarter of 2020. We are also working with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals. For further information on our investment portfolio, see "Investments" contained herein and Notes 3 and 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

With respect to our claims liabilities, although we do not believe we have significant exposure to claims directly related to COVID-19, if economic conditions persist, we may begin to experience higher submitted claims incidence, and ultimately, potentially higher claim payments, that is historically associated with sustained economic downturns. Furthermore, as previously mentioned, the low interest rate environment may cause further pressure on the discount rate on our liabilities. We have not yet experienced significant unfavorable trends in these areas but are closely monitoring the situation.

If we begin to experience unfavorable trends in the above areas of focus, we may experience an increase in the amortization of deferred acquisition costs associated with a decline in persistency and may also be required to write-off or impair certain intangible/long-lived assets such as value of business acquired and goodwill if we experience declines in the overall profitability of our businesses and further declines in our market capitalization. Further to declines in profitability, we may also be required to establish a valuation allowance regarding the realization of our deferred tax assets.

Liquidity and Capital Resources

We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant decline in the collection of premiums and have also not yet experienced a significant increase in submitted claims; however, we continually monitor the developments of these items.

Regarding liquidity, at March 31, 2020, we have borrowed $451.7 million of funds through the membership of certain of our U.S. insurance subsidiaries with regional Federal Home Loan Banks (FHLB). These funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. Furthermore, excluding the upcoming maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes due in the third quarter of 2020, which we funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant decrease in collection of premiums and/or an increase in claim payments, our liquidity would be negatively impacted and would likely result in the sale of highly liquid invested assets or borrowings on our credit facilities to meet operational cash flow requirements.

Business Operations

Other than disruption to sales processes in certain of our product lines, we have not experienced a significant disruption to our operational processes as we have been able to successfully implement our business continuation plans to accommodate remote work arrangements for the safety of our employees and customers. We also have not experienced significant disruption to our financial reporting systems and internal control over financial reporting and disclosure controls and procedures as a result of COVID-19. We have implemented travel restrictions for the safety of our employees and customers, but do not expect those restrictions to significantly disrupt our operations.

Government Stimulus

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which features significant stimulus and support to individuals and businesses impacted by COVID-19. The CARES Act was the third installment of economic stimulus passed, which was preceded by the Coronavirus Preparedness and Response Supplemental Appropriations Act on March 6, 2020 and the Families First Coronavirus Response Act on March 18, 2020. We do not expect these laws to be material to our financial condition or results of operations. We continue to monitor governmental actions and any potential future legislation that may be enacted as a result of COVID-19.

U.K. Referendum

On January 31, 2020, an official bill was passed formalizing the withdrawal of the U.K. from the EU. The bill gives approval to an 11- month transition period, until December 31, 2020, to allow for further negotiations regarding the details of the future relationship. We do not expect the underlying operations of our U.K. business to be significantly impacted by the withdrawal but we may see some continued dampening of growth in the U.K. as well as earnings volatility due to the current disruption and uncertainty in the U.K. economy. We may also experience volatility in the fair values of our investments in U.K. and EU-based issuers but we do not believe this volatility will impact our ability to hold these investments. There are currently no indications that capital requirements for our U.K. operations will change, but economic conditions may cause volatility in our solvency ratios. Our reported consolidated financial results may continue to be impacted by fluctuations in the British pound sterling to dollar exchange rate. Further discussion is contained herein in "Unum International Segment" in this Item 2.

Consolidated Company Outlook

We believe our disciplined approach to providing financial protection products at the workplace puts us in a position of strength. The products and services we provide have never been more important to employers, employees and their families, especially given the emergence of the COVID-19 pandemic. We continue to fulfill our corporate purpose of helping the working world thrive throughout life’s moments by providing excellent service to people at their time of need. Our strategy remains centered on growing our existing business, expanding our reach, and investing in our operations and technology to anticipate and respond to meet the changing needs of our customers.

In consideration of the recent COVID-19 pandemic, in the near term, we expect top line growth to be challenging, and we may also experience increased claims volatility. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. We would also expect to experience further investment volatility through net investment income for unfavorable partnership net asset values and ratings migrations within our portfolio which will have unfavorable impacts to our capital position. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate.

Our business is well-diversified by geography, industry exposures and case size, and we continue to analyze and employ strategies that we believe will help us navigate the current environment. These strategies allow us to maintain financial flexibility to support the needs of our businesses, while also returning capital to our shareholders. We have strong core businesses that have a track record of generating significant capital, and we will continue to invest in our operations and expand into new areas where we can best leverage our expertise and capabilities to capture market growth opportunities as those opportunities re-emerge. Long-term, we believe that consistent operating results, combined with the implementation of strategic initiatives and the effective deployment of capital, will allow us to meet our financial objectives.

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

A reconciliation of GAAP financial measures to our non-GAAP financial measures is as follows:

	Three Months Ended March 31
	2020		2019
	(in millions)	per share *	(in millions)	per share *
Net Income	$161.0	$0.79	$280.9	$1.31
Excluding:
Net Realized Investment Gain (Loss) (net of tax expense (benefit) of $(30.9); $0.5)	(113.1)	(0.56)	0.6	—
After-tax Adjusted Operating Income	$274.1	$1.35	$280.3	$1.31

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

A reconciliation of total revenue to "adjusted operating revenue" and income before income tax to "adjusted operating income" is as follows:

	Three Months Ended March 31
	2020	2019
	(in millions of dollars)
Total Revenue	$2,871.1	$2,987.6
Excluding:
Net Realized Investment Gain (Loss)	(144.0)	1.1
Adjusted Operating Revenue	$3,015.1	$2,986.5

Income Before Income Tax	$202.1	$353.3
Excluding:
Net Realized Investment Gain (Loss)	(144.0)	1.1
Adjusted Operating Income	$346.1	$352.2

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

The accounting estimates deemed to be most critical to our financial position and results of operations are those related to reserves for policy and contract benefits, deferred acquisition costs, valuation of investments, pension and postretirement benefit plans, income taxes, and contingent liabilities. Effective January 1, 2020, we adopted new accounting guidance regarding estimating expected credit losses related to our commercial mortgage loan investments and the recording of credit losses related to our available-for-sale fixed maturity securities. There have been no other significant changes in our critical accounting estimates during the first three months of 2020.

For additional information, refer to our significant accounting policies in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 and "Critical Accounting Estimates" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019.

Accounting Developments

See Note 2 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on accounting developments.

Consolidated Operating Results

(in millions of dollars)
	Three Months Ended March 31
	2020	% Change	2019
Revenue
Premium Income	$2,371.4	1.4%	$2,338.7
Net Investment Income	585.0	(1.6)	594.7
Net Realized Investment Gain (Loss)	(144.0)	N.M.	1.1
Other Income	58.7	10.5	53.1
Total Revenue	2,871.1	(3.9)	2,987.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	1,854.8	0.8	1,840.8
Commissions	279.2	(3.8)	290.1
Interest and Debt Expense	45.7	8.6	42.1
Deferral of Acquisition Costs	(162.0)	(6.7)	(173.7)
Amortization of Deferred Acquisition Costs	176.2	3.3	170.6
Compensation Expense	239.5	5.7	226.5
Other Expenses	235.6	(1.0)	237.9
Total Benefits and Expenses	2,669.0	1.3	2,634.3

Income Before Income Tax	202.1	(42.8)	353.3
Income Tax	41.1	(43.2)	72.4

Net Income	$161.0	(42.7)	$280.9

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

The weighted average pound/dollar exchange rate for our Unum UK line of business was 1.277 and 1.306 for the three months ended March 31, 2020 and 2019, respectively. If the first quarter of 2019 results for our U.K. operations had been translated at the lower exchange rate of 2020, our adjusted operating revenue and adjusted operating income by segment would have been lower by approximately $3 million and $1 million, respectively, in the first quarter of 2019. However, it is important to distinguish between translating and converting foreign currency. Except for a limited number of transactions, we do not actually convert pounds into dollars. As a result, we view foreign currency translation as a financial reporting item and not a reflection of operations or profitability in the U.K.

Premium income for the first quarter of 2020 increased slightly relative to the same period of 2019, with growth in each of our principal operating business segments, driven by growth in the in-force block resulting from prior period sales. Premium income continues to decline, as expected, in our Closed Block segment.

Net investment income decreased in the first quarter of 2020 relative to the same period of 2019 due to a decline in the yield on invested assets, partially offset by higher miscellaneous investment income and an increase in the level of invested assets.

Included in net realized investment gains and losses for the first quarter of 2020, were credit losses on fixed maturity securities of $53.9 million related primarily to securities in the energy sector. There were no credit losses on fixed maturity securities in net realized investment gains and losses in the first quarter of 2019. Also included in net realized investment gains and losses were changes in the fair value of an embedded derivative in a modified coinsurance arrangement, which resulted in realized gains (losses) of $(86.9) million and $5.5 million in the first quarters of 2020 and 2019, respectively. The loss on the embedded derivative in the first quarter of 2020 was primarily due to a widening of credit spreads in the overall investment market. See Note 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information on realized investment gains and losses.

Other income increased in the first quarter of 2020 relative to the same prior year period due primarily to growth in our fee-based service products in the Unum US segment, which include leave management services and administrative services only (ASO) business.

Overall benefits experience was generally stable in first quarter of 2020 relative to the same prior year period. The benefits experience for each of our operating business segments is discussed more fully in "Segment Results" as follows.

Commissions and the deferral of acquisition costs decreased during the first quarter of 2020 compared to the first quarter of 2019 driven by lower sales in the Unum US and Colonial Life segments as well as a shift in product mix in the Unum US voluntary line of business. The increase in the amortization of deferred acquisition costs in the first quarter of 2020 compared to the first quarter of 2019 is due to growth in the level of the deferred asset and a higher level of policy terminations experienced in the Unum US individual disability product line.

Interest and debt expense increased in the first quarter of 2020 compared to the first quarter of 2019 due primarily to a higher level of outstanding debt.

Other expenses and compensation expense, on a combined basis, increased in the first quarter of 2020 compared to the first quarter of 2019 due to growth in our fee-based service products and operational investments in our business, partially offset by our continued focus on expense management and operating efficiencies.

Our effective income tax rate for the first quarter of 2020 was 20.3 percent compared to 20.5 percent for the first quarter of 2019. Our effective tax rates differed from the U.S. statutory rate of 21 percent in effect for the first quarters of 2020 and 2019 primarily due to favorable tax credits. In March 2020, an income tax rate change was proposed which would increase the tax rate in the U.K. from the current rate of 17 percent to 19 percent effective 2020. If enacted, we would adjust deferred tax assets and liabilities through income on the date of enactment of the rate change. We do not expect this proposed rate change, if enacted, to have a material impact on our 2020 financial position or results of operations.

Consolidated Sales Results

Shown below are sales results for our three principal operating business segments.

(in millions)
	Three Months Ended March 31
	2020	% Change	2019
Unum US	$235.8	(15.3)%	$278.4

Unum International	$23.9	5.8%	$22.6

Colonial Life	$99.3	(8.7)%	$108.8

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

Segment Results

Our reporting segments are comprised of the following: Unum US, Unum International, Colonial Life, Closed Block, and Corporate.

Unum US Segment

The Unum US segment is comprised of group disability insurance, which includes our long-term and short-term disability products, our medical stop-loss product, and our fee-based leave management services and ASO business, group life and accidental death and dismemberment products, and supplemental and voluntary lines of business, which are comprised of individual disability, voluntary benefits, and dental and vision products.

Unum US Operating Results

Shown below are financial results for the Unum US segment. In the sections following, financial results and key ratios are also presented for the major lines of business within the segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income	$1,527.7	1.7%	$1,501.9
Net Investment Income	179.6	(1.4)	182.1
Other Income	40.2	16.5	34.5
Total	1,747.5	1.7	1,718.5

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	984.6	0.4	980.7
Commissions	154.3	(5.3)	163.0
Deferral of Acquisition Costs	(79.6)	(9.1)	(87.6)
Amortization of Deferred Acquisition Costs	107.7	3.7	103.9
Other Expenses	318.7	4.1	306.2
Total	1,485.7	1.3	1,466.2

Adjusted Operating Income	$261.8	3.8	$252.3

Operating Ratios (% of Premium Income):
Benefit Ratio	64.4%		65.3%
Other Expense Ratio	20.9%		20.4%
Adjusted Operating Income Ratio	17.1%		16.8%

Unum US Group Disability Operating Results
Shown below are financial results and key performance indicators for Unum US group disability.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	$463.0	2.2%	$452.9
Group Short-term Disability	203.2	7.7	188.7
Total Premium Income	666.2	3.8	641.6
Net Investment Income	93.4	(6.6)	100.0
Other Income	38.4	19.3	32.2
Total	798.0	3.1	773.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	487.4	1.7	479.1
Commissions	49.9	(0.8)	50.3
Deferral of Acquisition Costs	(12.8)	8.5	(11.8)
Amortization of Deferred Acquisition Costs	13.3	9.0	12.2
Other Expenses	183.9	13.9	161.4
Total	721.7	4.4	691.2

Adjusted Operating Income	$76.3	(7.6)	$82.6

Operating Ratios (% of Premium Income):
Benefit Ratio	73.2%		74.7%
Other Expense Ratio	27.6%		25.2%
Adjusted Operating Income Ratio	11.5%		12.9%

Persistency:
Group Long-term Disability	90.6%		90.9%
Group Short-term Disability	86.1%		90.5%

Premium income was higher in the first quarter of 2020 compared to the same period of 2019 due to growth in the in-force block resulting from higher prior period sales, partially offset by lower persistency. Net investment income was lower in the first quarter of 2020 relative to the same period of 2019 due to a decline in yield on invested assets, lower miscellaneous investment income, and a decrease in the level of invested assets. Other income increased in the first quarter of 2020 compared to the same period of 2019 due to growth in our fee-based service products.

Benefits experience was favorable in the first quarter of 2020 compared to the same period of 2019 due primarily to favorable claim recovery experience in our group long-term disability product line, partially offset by higher claims incidence in both our group long-term and short-term disability product lines.

Commissions were slightly lower in the first quarter of 2020 compared to the same period of 2019 due primarily to lower sales. The deferral of acquisition costs was higher in the first quarter of 2020 compared to the same period of 2019 due to higher deferrable costs related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs in the first quarter of 2020 increased relative to the same period of 2019 due to growth in the level of the deferred asset. Our other expense ratio in the first quarter of 2020 increased compared to the same period of 2019 due primarily to an increase in operational investments in our business and growth in our fee-based service products, which was balanced with our continued focus on expense management and operating efficiencies.

Unum US Group Life and Accidental Death and Dismemberment Operating Results
Shown below are financial results and key performance indicators for Unum US group life and accidental death and dismemberment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Life	$414.5	—%	$414.4
Accidental Death & Dismemberment	41.7	1.7	41.0
Total Premium Income	456.2	0.2	455.4
Net Investment Income	25.7	0.4	25.6
Other Income	0.5	(16.7)	0.6
Total	482.4	0.2	481.6

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	322.1	(0.2)	322.9
Commissions	36.4	(3.2)	37.6
Deferral of Acquisition Costs	(9.5)	4.4	(9.1)
Amortization of Deferred Acquisition Costs	9.9	4.2	9.5
Other Expenses	53.1	(0.4)	53.3
Total	412.0	(0.5)	414.2

Adjusted Operating Income	$70.4	4.5	$67.4

Operating Ratios (% of Premium Income):
Benefit Ratio	70.6%		70.9%
Other Expense Ratio	11.6%		11.7%
Adjusted Operating Income Ratio	15.4%		14.8%

Persistency:
Group Life	88.4%		91.0%
Accidental Death & Dismemberment	87.9%		90.3%

Premium income in the first quarter of 2020 was generally consistent with the same period of 2019, with growth in the in-force block resulting from prior period sales growth mostly offset by lower persistency. Net investment income was slightly higher in the first quarter of 2020 relative to the same period of 2019 due to a higher level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience in the first quarter of 2020 was favorable compared to the same period of 2019 due primarily to lower claims incidence in the group accidental death and dismemberment product line.

Commissions were lower in the first quarter of 2020 compared to the same period of 2019 due to lower sales. The deferral of acquisition costs was higher in the first quarter of 2020 compared to the same period of 2019 due to higher deferrable expenses related to certain sales-based incentive compensation costs. The amortization of deferred acquisition costs increased in the first quarter of 2020 relative to the same period of 2019 due to growth in the level of the deferred asset. The other expense ratio was generally consistent in the first quarter of 2020 compared to the same period of 2019.

Unum US Supplemental and Voluntary Operating Results
Shown below are financial results and key performance indicators for Unum US supplemental and voluntary product lines.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Individual Disability	$109.5	(1.1)%	$110.7
Voluntary Benefits	230.4	(1.7)	234.4
Dental and Vision	65.4	9.4	59.8
Total Premium Income	405.3	0.1	404.9
Net Investment Income	60.5	7.1	56.5
Other Income	1.3	(23.5)	1.7
Total	467.1	0.9	463.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	175.1	(2.0)	178.7
Commissions	68.0	(9.5)	75.1
Deferral of Acquisition Costs	(57.3)	(14.1)	(66.7)
Amortization of Deferred Acquisition Costs	84.5	2.8	82.2
Other Expenses	81.7	(10.7)	91.5
Total	352.0	(2.4)	360.8

Adjusted Operating Income	$115.1	12.5	$102.3

Operating Ratios (% of Premium Income):
Benefit Ratios:
Individual Disability	52.1%		49.9%
Voluntary Benefits	32.7%		35.4%
Dental and Vision	65.1%		67.7%
Other Expense Ratio	20.2%		22.6%
Adjusted Operating Income Ratio	28.4%		25.3%

Persistency:
Individual Disability	88.9%		90.3%
Voluntary Benefits	72.4%		73.0%
Dental and Vision	81.9%		84.3%

Premium income in the first quarter of 2020 was generally consistent with the same period of 2019, with growth in the dental and vision product line mostly offset by lower persistency in all product lines. Net investment income was higher in the first quarter of 2020 compared to the same period of 2019 due to a higher level of invested assets and higher miscellaneous investment income, partially offset by a decline in yield on invested assets.

Benefits experience for the individual disability product line was less favorable in the first quarter of 2020 compared to the same period of 2019 due to higher claims incidence. Benefits experience for voluntary benefits was favorable in the first quarter of 2020 compared to the same period of 2019 due primarily to the release of active life reserves resulting from a higher level of terminations. Benefits experience for the dental and vision product line was favorable in the first quarter of 2020 compared to the same period of 2019 driven by lower claims incidence.

Commissions and the deferral of acquisition costs were lower for the first quarter of 2020 relative to the same period of 2019 due primarily to lower sales in the voluntary benefits product line and a continued shift in product mix that resulted in lower first year commissions, partially offset by higher sales in the individual disability product line. The amortization of deferred acquisition costs increased in the first quarter of 2020 relative to the same period of 2019 due primarily to the impact of a higher level of policy terminations, particularly in the individual disability product line. Our other expense ratio improved in the first quarter of 2020 relative to the same period of 2019 due to our continued focus on expense management and operating efficiencies balanced with operational investments in our business.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2020	% Change	2019
Sales by Product
Group Disability and Group Life and AD&D
Group Long-term Disability	$31.4	(14.9)%	$36.9
Group Short-term Disability	14.2	(32.1)	20.9
Group Life and AD&D	28.1	(30.8)	40.6
Subtotal	73.7	(25.1)	98.4
Supplemental and Voluntary
Individual Disability	22.7	50.3	15.1
Voluntary Benefits	128.6	(15.6)	152.4
Dental and Vision	10.8	(13.6)	12.5
Subtotal	162.1	(9.9)	180.0
Total Sales	$235.8	(15.3)	$278.4

Sales by Market Sector
Group Disability and Group Life and AD&D
Core Market (< 2,000 employees)	$51.2	5.1%	$48.7
Large Case Market	22.5	(54.7)	49.7
Subtotal	73.7	(25.1)	98.4
Supplemental and Voluntary	162.1	(9.9)	180.0
Total Sales	$235.8	(15.3)	$278.4

Group sales declined during the first quarter of 2020 compared to the same period of 2019 due to lower new customer sales in both the core market, which we define as employee groups with fewer than 2,000 employees, and the large case market, partially offset by higher sales to existing customers in the core market and growth in our medical stop-loss product. The sales mix in the group market sector for the first three months of 2020 was approximately 69 percent core market and 31 percent large case market.

Individual disability sales, which are primarily concentrated in the multi-life market, increased in the first quarter of 2020 compared to the same period of 2019 due to higher sales to both new and existing customers. Voluntary benefits sales decreased during the first quarter of 2020 compared to the first quarter of 2019 due to lower new and existing sales in both the core and large case markets. Dental and vision sales declined in the first quarter of 2020 compared to the same period of 2019 driven primarily by lower sales to existing customers.

We experienced disruption to the sales activity in certain of our Unum US product lines during the first quarter of 2020 due to COVID-19, which we believe contributed partly to the decline in sales results compared to the first quarter of 2019. Further discussion of COVID-19 is contained herein in "Executive Summary" in this Item 2

Segment Outlook

We remain committed to offering consumers a broad set of financial protection benefit products at the worksite. During 2020, we will continue to invest in a unique customer experience defined by simplicity, empathy, and deep industry expertise through the re-design of our processes and the increased utilization of digital capabilities and technology to enhance enrollment, underwriting, and claims processing. In addition, we will continue to focus on the expansion of our portfolio of products. In particular, we believe our significant investment in leave management services will allow for substantial growth opportunities, particularly with larger employers, and stronger persistency in our core products. With respect to smaller employers, we will continue to enhance our distribution model and provide comprehensive consumer-focused products. We believe our active client management and differentiated integrated customer experience across our product lines, underpinned by strong risk management, will continue to enable us to grow our market over the long-term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency and ultimately premium income in 2020. The low interest rate environment continues to place pressure on our profit margins by impacting net investment income yields as well as potentially discount rates on our insurance liabilities. Our net investment income may continue to be unfavorably impacted by fluctuations in miscellaneous investment income. As part of our continued pricing discipline and our reserving methodology, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We could also experience claims volatility, particularly in our short-term disability, leave management, and group life products as well as potential disruption in our overall claims processing activity which can result in short-term unfavorable experience. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Unum UK
Group Long-term Disability	$90.8	3.3%	$87.9
Group Life	30.9	13.6	27.2
Supplemental	23.9	10.1	21.7
Unum Poland	19.0	10.5	17.2
Total Premium Income	164.6	6.9	154.0
Net Investment Income	26.5	6.9	24.8
Total	191.1	6.9	178.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	128.6	20.8	106.5
Commissions	12.3	1.7	12.1
Deferral of Acquisition Costs	(3.0)	3.4	(2.9)
Amortization of Deferred Acquisition Costs	1.8	—	1.8
Other Expenses	32.0	(0.6)	32.2
Total	171.7	14.7	149.7

Adjusted Operating Income	$19.4	(33.3)	$29.1

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

Unum UK Operating Results

Shown below are financial results and key performance indicators for the Unum UK product lines in functional currency.

(in millions of pounds, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Group Long-term Disability	£71.0	5.2%	£67.5
Group Life	24.2	16.3	20.8
Supplemental	18.6	11.4	16.7
Total Premium Income	113.8	8.4	105.0
Net Investment Income	19.3	8.4	17.8
Total	133.1	8.4	122.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	91.6	24.3	73.7
Commissions	7.1	1.4	7.0
Deferral of Acquisition Costs	(1.2)	9.1	(1.1)
Amortization of Deferred Acquisition Costs	1.4	—	1.4
Other Expenses	20.5	1.5	20.2
Total	119.4	18.0	101.2

Adjusted Operating Income	£13.7	(36.6)	£21.6

Weighted Average Pound/Dollar Exchange Rate	1.277		1.306

Operating Ratios (% of Premium Income):
Benefit Ratio	80.5%		70.2%
Other Expense Ratio	18.0%		19.2%
Adjusted Operating Income Ratio	12.0%		20.6%

Persistency:
Group Long-term Disability	90.1%		89.3%
Group Life	86.3%		85.7%
Supplemental	91.2%		91.5%

Premium income was higher in the first quarter of 2020 compared to the same period of 2019 due to sales growth, higher overall persistency, and the impact of rate increases in the group long-term disability product line.

Net investment income was higher in the first quarter of 2020 compared to the same period of 2019 due to higher investment income from inflation index-linked bonds and higher miscellaneous income, partially offset by a decline in the yield on fixed-rate bonds. Our investments in inflation index-linked bonds support the claim reserves associated with certain group policies that provide for inflation-linked increases in benefits. The increase in net investment income attributable to these index-linked bonds was more than offset by an increase in the reserves for future claim payments related to the inflation index-linked group long-term disability and group life policies.

Benefits experience was unfavorable in the first quarter of 2020 relative to the same prior year period due to higher claims incidence in the group critical illness product line and lower claim resolutions in the group long-term disability product line due to disruption in our claims processes related to COVID-19. Also contributing to the unfavorable experience was higher inflation-linked increases in benefits related to our group products.

Commissions and the deferral of acquisition costs were slightly higher in the first quarter of 2020 relative to the same prior year period due to higher sales. The amortization of deferred acquisition costs in the first quarter of 2020 was consistent with the same prior year period. The other expense ratio was lower in the first quarter of 2020 relative to the same prior year period due to higher premiums and our continued focus on expense management.

Sales
Certain prior year amounts below were reclassified to conform to current year presentation.

(in millions of dollars and pounds)
	Three Months Ended March 31
	2020	% Change	2019
Unum International Sales by Product
Unum UK
Group Long-term Disability	$8.6	4.9%	$8.2
Group Life	5.6	(8.2)	6.1
Supplemental	7.1	44.9	4.9
Unum Poland	2.6	(23.5)	3.4
Total Sales	$23.9	5.8	$22.6

Unum International Sales by Market Sector
Unum UK
Group Long-term Disability and Group Life
Core Market (< 500 employees)	$9.1	7.1%	$8.5
Large Case Market	5.1	(12.1)	5.8
Subtotal	14.2	(0.7)	14.3
Supplemental	7.1	44.9	4.9
Unum Poland	2.6	(23.5)	3.4
Total Sales	$23.9	5.8	$22.6

Unum UK Sales by Product
Group Long-term Disability	£6.7	8.1%	£6.2
Group Life	4.4	(6.4)	4.7
Supplemental	5.4	42.1	3.8
Total Sales	£16.5	12.2	£14.7

Unum UK Sales by Market Sector
Group Long-term Disability and Group Life
Core Market (< 500 employees)	£7.2	10.8%	£6.5
Large Case Market	3.9	(11.4)	4.4
Subtotal	11.1	1.8	10.9
Supplemental	5.4	42.1	3.8
Total Sales	£16.5	12.2	£14.7
The following discussion of sales results relates only to our Unum UK product lines and is based on functional currency.

Group long-term disability sales were higher in the first quarter of 2020 compared to the first quarter of 2019, with higher sales to new customers, partially offset by lower sales to existing customers.

Group life sales declined in the first quarter of 2020 compared to the same period of 2019 driven by lower sales to new customers, partially offset by higher sales to existing customers.

Supplemental sales were higher in the first quarter of 2020 compared to the first quarter of 2019 due primarily to higher sales in the group critical illness product line.

Segment Outlook

We are committed to driving growth in the Unum International segment and will build on the capabilities that we believe will generate growth and profitability in our businesses. Within our Unum UK line of business, expanding our group long-term disability market position remains a priority. In addition, we will continue to focus on increasing participation levels in the large case segment while also developing new distribution and services to reach new small case clients. We will also continue the implementation of price increases and will maintain our disciplined sales approach. Within our Unum Poland line of business, we will leverage our U.S. and U.K. expertise to grow existing distribution channels and expand our current product offerings. We continue to invest in digital capabilities, technology, and product enhancements which we believe will drive sustainable growth over the long term.

Given the uncertainty caused by the COVID-19 pandemic and the ongoing negotiations following the recent withdrawal of the U.K. from the EU we expect to experience further disruption to our financial results in 2020. Sales activity could be lower and we could also experience claims volatility in our group life and disability product lines. Uncertainty in the U.K. economy may continue to pressure our growth expectations in the near-term and may also lead to lower claim discount rates. However, we believe we are well positioned to capitalize on future growth opportunities as the operating environment improves. As part of our continued pricing discipline and our reserving strategy, we continuously monitor emerging interest rate experience and adjust our pricing and reserve discount rates, as appropriate. We will likely continue to experience volatility in net investment income and our benefit ratio due to fluctuations in the level of inflation in the U.K.; however, we do not expect this to have a significant impact on adjusted operating income. There are no indications currently that capital requirements for our U.K. operations will change due to the recent withdrawal of the U.K. from the EU, but economic conditions may in the near term cause volatility in our solvency ratios. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly to respond to external challenges.

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
Operating Results
Shown below are financial results and key performance indicators for the Colonial Life segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Accident, Sickness, and Disability	$249.3	2.9%	$242.2
Life	93.8	7.1	87.6
Cancer and Critical Illness	91.6	2.3	89.5
Total Premium Income	434.7	3.7	419.3
Net Investment Income	37.7	2.2	36.9
Other Income	0.3	(50.0)	0.6
Total	472.7	3.5	456.8

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	228.0	6.4	214.2
Commissions	93.0	(1.5)	94.4
Deferral of Acquisition Costs	(79.4)	(4.6)	(83.2)
Amortization of Deferred Acquisition Costs	66.7	2.8	64.9
Other Expenses	83.3	2.5	81.3
Total	391.6	5.4	371.6

Adjusted Operating Income	$81.1	(4.8)	$85.2

Operating Ratios (% of Premium Income):
Benefit Ratio	52.4%		51.1%
Other Expense Ratio	19.1%		19.4%
Adjusted Operating Income Ratio	18.7%		20.3%

Persistency:
Accident, Sickness, and Disability	73.0%		73.4%
Life	83.0%		83.3%
Cancer and Critical Illness	80.9%		81.2%

Premium income increased in the first quarter of 2020 compared to the same prior year period due to growth in the in-force block resulting from prior period sales growth, offset partially by lower persistency. Net investment income increased in the first quarter of 2020 relative to the prior year due to an increase in the level of invested assets and higher miscellaneous investment income, partially offset by a decline in the yield on invested assets.

Benefits experience in the first quarter of 2020 was unfavorable compared to the same period of 2019, with unfavorable experience in the accident, sickness, and disability line of business partially offset by favorable experience in the cancer and critical illness and life product lines.

Commissions and the deferral of acquisition costs were lower in the first quarter of 2020 relative to the same period of 2019 due to lower sales. The amortization of deferred acquisition costs increased during the first quarter of 2020 relative to the same period of 2019 due to growth in the level of the deferred asset. The other expense ratio improved in the first quarter of 2020 relative to the same period of 2019 due to an increase in premium income and our continued focus on expense management and operating efficiencies.

Sales

(in millions of dollars)
	Three Months Ended March 31
	2020	% Change	2019
Sales by Product
Accident, Sickness, and Disability	$64.6	(10.5)%	$72.2
Life	20.7	5.1	19.7
Cancer and Critical Illness	14.0	(17.2)	16.9
Total Sales	$99.3	(8.7)	$108.8

Sales by Market Sector
Commercial
Core Market (< 1,000 employees)	$67.6	(5.3)%	$71.4
Large Case Market	11.9	(16.8)	14.3
Subtotal	79.5	(7.2)	85.7
Public Sector	19.8	(14.3)	23.1
Total Sales	$99.3	(8.7)	$108.8

Commercial market sales were lower during the first quarter of 2020 relative to the same period of 2019 due to a decline in new and existing customer account sales in both the core market, which we define as accounts with fewer than 1,000 employees, and the large case market. The decline in our public sector market during the first quarter of 2020 was driven by a decrease in new customer account sales. The number of new accounts and the average new case size decreased 10.6 percent and 9.2 percent, respectively, in the first quarter of 2020 compared to the same period of 2019.

Segment Outlook

We remain committed to providing employees and their families with simple, modern, and personal benefit solutions. During 2020, we will continue to focus on expanding our distribution system through the growth and development of our agency sales force and growth of effective broker partnerships. We will also continue to invest in new solutions and digital capabilities to support growth, enhance the customer experience, and improve productivity. We believe our distribution system, customer service capabilities, digital and virtual tools, and ability to serve all market sizes position us well for future growth in the long-term.

Given the uncertainty caused by the COVID-19 pandemic, we expect to experience further disruption in our sales activity, persistency and ultimately premium income in 2020. The lower interest rate environment will continue to have an unfavorable impact on our profit margins, and volatility in miscellaneous investment income is likely to continue. While we believe our underlying profitability will remain strong, current economic conditions and increasing competition in the voluntary workplace market are seen as external risks to achievement of our business plans. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

Operating Results

Shown below are financial results and key performance indicators for the Closed Block segment.

(in millions of dollars, except ratios)
	Three Months Ended March 31
	2020	% Change	2019
Adjusted Operating Revenue
Premium Income
Long-term Care	$164.8	1.1%	$163.0
Individual Disability	77.0	(21.5)	98.1
All Other	2.6	8.3	2.4
Total Premium Income	244.4	(7.2)	263.5
Net Investment Income	336.1	(3.0)	346.6
Other Income	18.2	1.1	18.0
Total	598.7	(4.7)	628.1

Benefits and Expenses
Benefits and Change in Reserves for Future Benefits	513.6	(4.8)	539.4
Commissions	19.6	(4.9)	20.6
Interest and Debt Expense	0.8	(50.0)	1.6
Other Expenses	35.0	(1.4)	35.5
Total	569.0	(4.7)	597.1

Adjusted Operating Income	$29.7	(4.2)	$31.0

Interest Adjusted Loss Ratios:
Long-term Care	81.0%		88.5%
Individual Disability	84.5%		80.1%

Operating Ratios (% of Premium Income):
Other Expense Ratio	14.3%		13.5%
Adjusted Operating Income Ratio	12.2%		11.8%

Persistency:
Long-term Care	95.6%		95.6%
Individual Disability	88.9%		88.1%

Premium income for long-term care was slightly higher in the first quarter of 2020 relative to the same period of 2019, with rate increases mostly offset by policy terminations. We continue to file requests with various state insurance departments for premium rate increases on certain of our individual and group long-term care policies which reflect assumptions as of the date of filings.  In states for which a rate increase is submitted and approved, we routinely provide customers options for coverage changes or other approaches that might fit their current financial and insurance needs. Premium income for individual disability decreased in the first quarter of 2020 compared to the same period of 2019 due to a one-time reinsurance cost related to a small block of policies and continued policy terminations and maturities.

Net investment income was lower during the first quarter of 2020 relative to the same period of 2019 due to a decrease in yield on invested assets driven primarily by losses on certain of our perpetual preferred securities, partially offset by an increase in the level of invested assets and higher miscellaneous investment income.  Other income, which includes the underlying results and associated net investment income of certain blocks of individual disability reinsured business, was generally consistent during the first quarter of 2020 relative to the same period of 2019.

The interest adjusted loss ratio for long-term care was favorable during the first quarter of 2020 relative to the same period of 2019 driven by higher mortality. The interest adjusted loss ratio for long-term care for the rolling twelve months was 86.2 percent. Individual disability benefits experience was unfavorable relative to 2019 driven primarily by the impact of the one-time reinsurance cost as previously discussed.

The other expense ratio during the first quarter of 2020 was higher compared to the same period of 2019 due to a decline in premium income for individual disability, partially offset by our continued focus on expense management and operating efficiencies.

Segment Outlook

We will continue to execute on our well-defined strategy of implementing long-term care premium rate increases, efficient capital management, improved financial analysis, and operational effectiveness. We will continue to explore structural options to enhance financial flexibility. Despite continued anticipated premium rate increases in our long-term care business, we expect overall premium income and adjusted operating revenue to decline over time as these closed blocks of business wind down. We will likely experience volatility in net investment income due to fluctuations of miscellaneous investment income and the increased allocation towards alternative assets, primarily private equity partnership investments, in the long-term care product line portfolio. We record changes in our share of net asset value of the partnerships in net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We estimate that we will recognize losses totaling approximately $30 million to $50 million, or approximately 5 to 8 percent of the carrying value of our portfolio, in the second quarter of 2020 as we receive financial statements from the partnerships for the first quarter of 2020 that will reflect the impact of current economic conditions. During the first quarter of 2020, U.S. equity markets were severely depressed as a result of COVID-19 and although our partnership investments are not directly correlated with those markets, their results were negatively impacted as a result of lower asset fair values. As these net asset values are volatile and can move materially with swings in economic conditions within the market, there will likely be significant movements up or down in future periods as conditions change. We continuously monitor key indicators to assess our risks and attempt to adjust our business plans accordingly.

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

In consideration of the recent COVID-19 pandemic and related recessionary impacts, we expect our Closed Block segment could temporarily experience greater than normal volatility across multiple risk factors. Specific to our long-term care line of business, we expect that we may experience an increase in mortality as well as a decrease in persistency and interest rates. For our individual disability line of business, we expect that we may experience an increase in mortality and incidence as well as a decrease in persistency and claim resolutions.

Corporate Segment

The Corporate segment includes investment income on corporate assets not specifically allocated to a line of business, interest expense on corporate debt other than non-recourse debt, and certain other corporate income and expenses not allocated to a line of business.

Adjusted operating loss was $45.9 million in the first quarter of 2020 compared to $45.4 million in the first quarter of 2019. Adjusted operating revenue, which consisted entirely of net investment income, was $5.1 million in the first quarter of 2020, an increase of 18.6 percent from $4.3 million in the first quarter of 2019, driven by a higher level of invested assets, partially offset by a lower yield on invested assets. Interest and other expenses was $51.0 million, an increase of 2.6 percent from $49.7 million in the first quarter of 2019, driven by a higher level of outstanding debt, mostly offset by lower pension costs.

Segment Outlook

We expect to continue to generate excess capital on an annual basis through the statutory earnings in our insurance subsidiaries and believe we are well positioned with flexibility to preserve our capital strength while also returning capital to our shareholders.

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

Our investment portfolio is well diversified by type of investment and industry sector. We have established an investment strategy that we believe will provide for adequate cash flows from operations and allow us to hold our securities through periods where significant decreases in fair value occur. We believe our emphasis on risk management in our investment portfolio has positioned us well and generally reduced the volatility in our results.

COVID-19

The current economic conditions have increased volatility in the capital markets and have caused significant pressure on the profitability of many companies. The sharp decline in oil prices and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, is also causing pressure on the profitability of companies in the energy sector. We have recorded credit losses during the first quarter of 2020 primarily related to fixed maturity securities issued by companies in the energy sector and continue to monitor capital market activity on a regular basis. Our fixed income exposure to consumer cyclicals, which have been stressed due to COVID-19 related shutdowns, is approximately 3 percent of our portfolio. Within this sector, we have no exposure to lodging and our exposure to other stressed industries such as airlines and restaurants is minimal at less than 0.2 percent of our portfolio each. In the first quarter of 2020, we had approximately $336 million of downgrades of investment-grade securities to high yield or below investment grade, which contributed to the increase in our holdings of below-investment-grade securities from 7.5 percent of fixed maturity securities at December 31, 2019 to 8.2 percent at March 31, 2020 on an amortized cost basis. On a fair value basis, the percentage of our below-investment grade securities was 6.6 percent at March 31, 2020 compared to 6.7 percent at December 31, 2019.

To the extent that there is continued volatility and ratings downgrades related to the issuers of our fixed maturity securities, we could experience further credit losses, an increase in defaults, and the need for additional capital in our insurance subsidiaries. However, we remain confident in the overall strength and credit quality of our investment portfolio. Net investment income may decline as a result of the current economic conditions, which have sustained the low interest rate environment that will continue to impact the yield on our invested assets, particularly related to the investment of new cash flows. For further discussion, see "Fixed Maturity Securities" contained herein in this Item 2.

Potential declines in the net asset values of our partnership investments expected to be recognized in the second quarter of 2020 as we receive financial statements from the partnerships for the first quarter of 2020 will decrease net investment income. We are also working with certain of our commercial mortgage loan borrowers that have requested temporary payment deferrals. For further discussion, see "Mortgage Loans" and "Private Equity Partnerships" contained herein in this Item 2.

See "Executive Summary" for further information on the impact from COVID-19 contained herein in Item 2.

Fixed Maturity Securities

The fair values and associated unrealized gains and losses of our fixed maturity securities portfolio, by industry classification, are as follows:

Fixed Maturity Securities - By Industry Classification
As of March 31, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Basic Industry	$3,115.2	$148.8	$1,084.0	$88.8	$2,031.2	$237.6
Capital Goods	4,240.0	380.5	777.1	47.4	3,462.9	427.9
Communications	2,956.7	418.8	344.6	37.8	2,612.1	456.6
Consumer Cyclical	1,417.0	79.5	438.6	50.4	978.4	129.9
Consumer Non-Cyclical	7,142.0	823.9	933.1	84.7	6,208.9	908.6
Energy	3,734.8	(349.7)	1,911.2	562.2	1,823.6	212.5
Financial Institutions	3,592.5	240.9	877.6	56.4	2,714.9	297.3
Mortgage/Asset-Backed	1,445.7	129.0	43.8	0.9	1,401.9	129.9
Sovereigns	958.3	172.0	4.1	2.2	954.2	174.2
Technology	1,812.5	66.3	490.2	42.4	1,322.3	108.7
Transportation	2,295.8	216.5	523.4	41.8	1,772.4	258.3
U.S. Government Agencies and Municipalities	5,030.1	745.5	299.6	9.8	4,730.5	755.3
Public Utilities	7,550.9	1,189.2	708.1	42.4	6,842.8	1,231.6
Total	$45,291.5	$4,261.2	$8,435.4	$1,067.2	$36,856.1	$5,328.4

The following two tables show the length of time our investment-grade and below-investment-grade fixed maturity securities portfolios had been in a gross unrealized loss position as of March 31, 2020 and at the end of the prior four quarters. The relationships of the current fair value to amortized cost are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of the relationships after March 31, 2020. The increase in the unrealized loss on fixed maturity securities during the first quarter of 2020 was primarily from the significant widening of credit spreads offset somewhat by the decrease in the U.S. Treasury rates that occurred due to COVID-19.

Unrealized Loss on Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020	2019
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$499.4	$13.8	$4.3	$3.8	$3.0
> 90 <= 180 days	0.1	2.0	1.9	—	3.4
> 180 <= 270 days	—	—	—	0.6	7.4
> 270 days <= 1 year	0.3	—	3.1	2.4	24.0
> 1 year <= 2 years	1.8	3.8	6.6	30.6	97.0
> 2 years <= 3 years	3.2	2.8	1.5	8.2	27.1
> 3 years	—	0.8	—	0.2	0.7
Sub-total	504.8	23.2	17.4	45.8	162.6

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	145.2	—	—	—	—
> 90 <= 180 days	—	0.3	—	—	1.6
> 180 <= 270 days	0.2	—	—	1.6	—
> 270 days <= 1 year	—	—	0.3	—	—
> 1 year <= 2 years	—	—	—	11.1	11.1
Sub-total	145.4	0.3	0.3	12.7	12.7

Total	$650.2	$23.5	$17.7	$58.5	$175.3

Unrealized Loss on Below-Investment-Grade Fixed Maturity Securities
Length of Time in Unrealized Loss Position

(in millions of dollars)
	2020	2019
	March 31	December 31	September 30	June 30	March 31
Fair Value < 100% >= 70% of Amortized Cost

<= 90 days	$167.0	$0.5	$5.1	$6.1	$1.0
> 90 <= 180 days	0.7	3.1	10.3	1.3	2.1
> 180 <= 270 days	0.8	5.1	1.5	1.4	3.8
> 270 days <= 1 year	4.4	0.9	0.9	6.3	1.3
> 1 year <= 2 years	0.8	17.5	31.0	26.3	29.1
> 2 years <= 3 years	12.1	1.3	0.3	—	10.6
> 3 years	11.5	13.7	5.2	22.6	28.8
Sub-total	197.3	42.1	54.3	64.0	76.7

Fair Value < 70% >= 40% of Amortized Cost

<= 90 days	114.6	—	—	—	—
> 90 <= 180 days	2.7	—	12.0	—	—
> 180 <= 270 days	12.8	15.1	—	—	—
> 270 days <= 1 year	12.5	—	—	—	—
> 1 year <= 2 years	5.7	—	—	—	—
> 2 years <= 3 years	1.2	—	12.7	11.7	—
> 3 years	10.6	10.5	21.6	14.2	7.2
Sub-total	160.1	25.6	46.3	25.9	7.2

Fair Value < 40% of Amortized Cost

<= 90 days	9.6	—	—	—	—
> 270 days <= 1 year	15.7	—	—	—	—
> 1 year <= 2 years	8.5	—	—	—	—
> 2 years <= 3 years	9.0	—	—	—	—
> 3 years	16.8	—	—	—	12.6
Sub-total	59.6	—	—	—	12.6

Total	$417.0	$67.7	$100.6	$89.9	$96.5

The following table shows our fixed maturity securities with a gross unrealized loss of $10.0 million or greater, by industry type.

Gross Unrealized Losses $10 Million or Greater on Fixed Maturity Securities
As of March 31, 2020

(in millions of dollars)
Classification	Fair Value	Gross Unrealized Loss	Number of Issuers
Investment-Grade
Energy	$643.1	$233.0	12
Consumer Cyclical	73.3	11.3	1
Total	$716.4	$244.3	13

Below-Investment-Grade
Energy	$196.7	$169.6	8
Consumer Non-Cyclical	61.0	16.1	1
Technology	5.6	14.4	1
Total	$263.3	$200.1	10

At March 31, 2020, we held three investment grade fixed maturity securities each with a gross unrealized loss greater than $20.0 million. These securities are related to oil and natural gas producers and had a fair value of $145.3 million and a gross unrealized loss of $106.1 million. We also held three below-investment grade fixed maturity securities each with a gross unrealized loss greater than $20.0 million at March 31, 2020 related to oil and natural gas producers with a fair value of $126.3 million and a gross unrealized loss of $107.5 million. We have the ability and intend to continue to hold these securities to recovery of amortized cost and believe that no credit losses have occurred.

During the first quarter of 2020, we recognized the following credit losses greater than $10 million:

•$20.8 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company has been impacted by the decline in oil prices. Given the current environment, near term debt maturities may be difficult to refinance.
•$17.1 million on fixed maturity securities issued by an oil and gas producer. The profitability of the company has been impacted by the decline in oil prices and the company has a high level of debt. The company filed for bankruptcy as expected in early April 2020.
•$10.2 million on fixed maturity securities issued by a paper company whose sales of lumber and other products have been impacted by the slowdown in the economy.

We had no individual realized investment losses of $10.0 million or greater from impairments during the first quarter of 2019 and no individual realized investment losses of $10.0 million or greater from the sale of fixed maturity securities during the first quarter of 2020 or 2019.

At March 31, 2020, our mortgage/asset-backed securities had an average life of 6.03 years, effective duration of 3.5 years, and a weighted average credit rating of AAA. The mortgage/asset-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities as well as independent pricing services. One of the risks involved in investing in mortgage/asset-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal with the possibility of reinvesting the funds in a lower interest rate environment. We use models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The timing of prepayment cash flows may also cause volatility in our recognition of investment income. We recognize investment income on these securities using a constant effective yield based on projected prepayments of the underlying loans and the estimated economic life of the securities.  Actual prepayment experience is reviewed periodically, and effective yields are recalculated when differences arise between prepayments originally projected and the actual prepayments received and currently projected. The effective yield is recalculated on a retrospective basis, and the adjustment is reflected in net investment income.

As of March 31, 2020, the amortized cost and fair value of our below-investment-grade fixed maturity securities was $3,350.9 million and $2,988.4 million, respectively. Below-investment-grade securities are inherently riskier than investment-grade securities since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Additional downgrades may occur, but we do not anticipate any liquidity problems resulting from our investments in below-investment-grade securities, nor do we expect these investments to adversely affect our ability to hold our other investments to maturity.

Fixed Maturity Securities - Energy Sector

Our investment portfolio has exposure to companies whose businesses are negatively impacted by lower oil and natural gas prices. These include exploration and production companies, refineries, midstream pipeline companies, and oilfield service businesses. The sharp decline in energy prices and lack of demand due to COVID-19, which began to occur in the first quarter of 2020, put pressure on the earnings and cash flows of these businesses. The degree to which a business is affected by energy prices can vary greatly depending on, among other things, its energy subsector, geographic locations, cost structure flexibility, capital structure, and hedging policies.

At March 31, 2020, approximately one-half of our exposure to the energy sector was represented by the midstream (pipeline) subsector which tends to be more correlated to product volume sales than to commodity prices. Approximately twenty-four percent of our exposure is in the oil and gas independent exploration and production subsector where demand for products is highly correlated with oil and gas prices. Approximately eighteen percent of our exposure is in the integrated subsector which is comprised of large highly rated companies. The majority of our energy sector holdings are investment-grade fixed maturity securities. During the first quarter of 2020, in addition to the credit losses related to energy sector securities as previously discussed that totaled $37.9 million, we also recognized credit losses totaling $3.6 million. We also recorded losses totaling approximately $17 million in net investment income for the first quarter of 2020 due primarily to the decrease in the fair value of two perpetual preferred securities in the energy sector.

At March 31, 2020, the fair value of investment-grade fixed maturity securities in the energy sector was $3,392.1 million, with a gross unrealized gain of $212.5 million and a gross unrealized loss of $331.5 million. The fair value of below-investment-grade fixed maturity securities in the energy sector was $342.7 million, with a gross unrealized loss of $230.7 million. The following table shows additional information related to our holdings in the energy sector.

Fixed Maturity Securities - Energy Sector
As of March 31, 2020

(in millions of dollars)
Classification	Fair Value	Net Unrealized Gain (Loss)	Fair Value of Fixed Maturity Securities with Gross Unrealized Loss	Gross Unrealized Loss	Fair Value of Fixed Maturity Securities with Gross Unrealized Gain	Gross Unrealized Gain
Midstream	$1,838.5	$(148.4)	$1,021.5	$217.7	$817.0	$69.3
Oil and Gas-Independent	877.6	(267.6)	582.7	307.0	294.9	39.4
Oil Field	68.1	(14.0)	67.1	14.0	1.0	—
Oil-Integrated	690.1	86.4	73.6	13.0	616.5	99.4
Oil-Refining	225.3	(6.3)	156.4	10.4	68.9	4.1
Other Energy	35.2	0.2	9.9	0.1	25.3	0.3
Total	$3,734.8	$(349.7)	$1,911.2	$562.2	$1,823.6	$212.5

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

Mortgage Loans

The carrying value of our mortgage loan portfolio was $2,452.1 million and $2,397.0 million at March 31, 2020 and December 31, 2019, respectively. Our investments in mortgage loans are carried at amortized cost less an allowance for credit losses. Our mortgage loan portfolio is comprised entirely of commercial mortgage loans. Our mortgage loan portfolio is well diversified geographically and among property types. Due to conservative underwriting, the incidence of problem mortgage loans and foreclosure activity continues to be low. We held no impaired mortgage loans at March 31, 2020 or December 31, 2019. Effective January 1, 2020, we adopted a new accounting standard requiring the estimation of an allowance for expected credit losses which was $11.1 million at March 31, 2020. See Note 2 and 4 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our mortgage loan portfolio and the allowance for expected credit losses.
Private Equity Partnerships

The carrying value of our investments in private equity partnerships was $638.1 million and $616.7 million at March 31, 2020 and December 31, 2019, respectively. These partnerships are passive in nature and represent funds that are primarily invested in private credit, private equity, and real assets. The carrying value of the partnerships is based on our share of the partnership's net asset value (NAV) and changes in the carrying value are recorded as a component of net investment income. We receive financial information related to our investments in partnerships generally on a one-quarter lag in accordance with our accounting policy. We recorded $10.4 million of net investment income for the partnerships in the first quarter of 2020 reflecting the market conditions of the fourth quarter of 2019. We estimate that we will recognize losses totaling approximately $30 million to $50 million, or approximately five to eight percent of the carrying value of our portfolio, in the second quarter of 2020 as we receive financial statements from the partnerships for the first quarter of 2020 that will reflect the impact of current economic conditions. During the first quarter of 2020, U.S. equity markets were severely depressed as a result of COVID-19 and although our partnership investments are not directly correlated with those markets, their results were negatively impacted as a result of lower asset fair values. The majority of our investments in partnerships are not redeemable. Distributions received from the funds arise from income generated by the underlying investments as well as the liquidation of the underlying investments and there is generally not a public market for these investments. We had $524.0 million of commitments for additional investments in the partnerships at March 31, 2020 which may or may not be funded. See Note 3 in the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further discussion of our private equity partnerships.
Derivative Financial Instruments

We use derivative financial instruments primarily to manage reinvestment, duration, foreign currency, and credit risks. Historically, we have utilized current and forward interest rate swaps and options on forward interest rate swaps and U.S. Treasury rates, current and forward currency swaps, forward treasury locks, currency forward contracts, forward contracts on specific fixed income securities, and credit default swaps. Credit exposure on derivatives is limited to the value of those contracts in a net gain position, including accrued interest receivable less collateral held. Our credit exposure on derivatives was $1.1 million at March 31, 2020. We held $59.7 million of net cash collateral from our counterparties at March 31, 2020. The carrying value of fixed maturity securities posted as collateral to our counterparties was $11.7 million at March 31, 2020. We believe that our credit risk is mitigated by our use of multiple counterparties, all of which have an investment-grade credit rating, and by our use of cross-collateralization agreements.
Other

Our exposure to non-current investments, defined as foreclosed real estate and invested assets which are delinquent as to interest and/or principal payments, totaled $34.8 million and $30.5 million on a fair value basis at March 31, 2020 and December 31, 2019, respectively.

For further information see "Investments" in Part I, Item 1 and "Critical Accounting Estimates" and "Investments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019, and Notes 3, 4, and 5 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

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

The liquidity requirements of the holding company Unum Group include common stock dividends, interest and debt service, acquisitions, and ongoing investments in our businesses.  Unum Group's liquidity requirements are met by assets held by Unum Group and our intermediate holding companies, dividends from primarily our insurance subsidiaries, and issuance of common stock, debt, or other capital securities and borrowings from existing credit facilities, as needed.  As of March 31, 2020, Unum Group and our intermediate holding companies held fixed maturity securities, short-term investments, and cash of $1,025 million. Fixed maturity securities consisted primarily of mortgage/asset-backed securities with an average maturity of 3.2 years. Short-term investments consisted primarily of commercial paper. No significant restrictions exist on our ability to use or access funds in any of our U.S. or foreign intermediate holding companies. Dividends repatriated from our foreign subsidiaries are eligible for 100 percent exemption from U.S. income tax but may be subject to withholding tax and/or tax on foreign currency gain or loss.

As part of our capital deployment strategy, we repurchase shares of Unum Group's common stock, as authorized by our board of directors. Our current share repurchase program was approved by our board of directors in May 2019 and authorizes the repurchase of up to $750 million of common stock through November 2020, with the pace of repurchase activity to depend upon various factors such as the level of available cash, alternative uses for cash, and our stock price. We did not repurchase shares during the first three months of 2020 and do not expect to resume repurchases through the remainder of our currently authorized repurchase program, which expires in November 2020. The dollar value of shares remaining under the current repurchase program was approximately $516 million at March 31, 2020. See Note 10 of the "Notes to Consolidated Financial Statements" contained herein in Item 1.

Liquidity and Capital Resource Considerations - COVID-19

We believe we have the appropriate liquidity and access to capital to avoid significant disruption to our operations. We have not yet experienced a significant decline in the collection of premiums and have also not yet experienced a significant increase in submitted claims, however, we continually monitor the developments of these items.

Regarding liquidity, at March 31, 2020, we have borrowed $451.7 million of funds through the membership of certain of our U.S. insurance subsidiaries with regional FHLBs. Similar to our previous advances, these funds are used for the purpose of investing in either short-term investments or fixed maturity securities but may be utilized for liquidity if the need arises. Additionally, we have access to two unsecured revolving credit facilities under separate syndicates of lenders that allow us to borrow up to a total of $600 million. There are currently no outstanding borrowings on these facilities but we remain in compliance with required covenants should we choose to borrow in the future. Furthermore, excluding the upcoming maturity of our $400.0 million aggregate principal amount of 5.625% unsecured notes due in the third quarter of 2020, which we funded through an issuance of debt during the second quarter of 2019, we have no significant upcoming debt maturities until 2024. We continue to meet the financial covenants contained in our current debt agreements and credit facilities, and we expect that we will continue to meet those covenants in subsequent periods.

To the extent that we begin to experience a significant decrease in collection of premiums and/or an increase in claim payments, our liquidity would be negatively impacted and would likely result in the sale of highly liquid invested assets or borrowings on our credit facilities to meet operational cash flow requirements.

See "Debt" and "Transfers of Financial Assets" for further discussion of our debt arrangements, credit facilities, and of our FHLB arrangements contained herein in this Item 2. For further discussion of the key considerations regarding the impacts of COVID-19 see "Executive Summary" herein Item 2.

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

The ability of Unum Group and certain of its intermediate holding company subsidiaries to continue to receive dividends from their insurance subsidiaries also depends on additional factors such as RBC ratios and capital adequacy and/or solvency requirements, funding growth objectives at an affiliate level, and maintaining appropriate capital adequacy ratios to support desired ratings. The RBC ratios for our U.S. insurance subsidiaries at March 31, 2020 are in line with our expectations and are significantly above the level that would require state regulatory action.

In connection with a financial examination of Unum Life Insurance Company of America (Unum America), which is expected to close at the end of the second quarter of 2020, the Maine Bureau of Insurance (MBOI) has concluded that Unum America’s long-term care statutory reserves are deficient by $2.1 billion as of December 31, 2018, the financial statement date of the examination period. The MBOI granted permission to Unum America on May 1, 2020, to phase in the additional statutory reserves over seven years beginning with year-end 2020 and ending with year-end 2026. The 2020 phase-in amount is estimated to be between $200 million and $250 million. This strengthening will be accomplished by our actuaries incorporating explicitly agreed upon margins into our existing assumptions for annual statutory reserve adequacy testing. These actions will add margin to Unum America's best estimate assumptions. Our long-term care reserves and financial results reported under generally accepted accounting principles are not affected by the MBOI’s examination conclusion. We plan to fund the additional statutory reserves with expected cash flows.

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

Funding for Employee Benefit Plans

During the first three months of 2020, we made contributions of $17.0 million and £1.0 million to our U.S. and U.K. defined contribution plans, respectively, and expect to make additional contributions of approximately $58 million and £3 million during the remainder of 2020. We made a de minimis amount of contributions to our U.S. qualified defined benefit pension plan and no contribution to our U.K. defined benefit pension plan during the first three months 2020. We do not expect to make any further contributions to either plan during 2020. We have met all minimum pension funding requirements set forth by the Employee Retirement Income Security Act. We have estimated our future funding requirements under the Pension Protection Act of 2006 and under applicable U.K. law and do not believe that any future funding requirements will cause a material adverse effect on our liquidity.

Debt

Our short-term debt balance at March 31, 2020 consisted entirely of our 5.625% senior unsecured notes due in the third quarter of 2020, with deferred debt costs of $0.2 million included in the carrying amount.

Our long-term debt balance at March 31, 2020 was $2,914.3 million, net of deferred debt issuance costs of $34.4 million, and consisted primarily of secured and unsecured senior notes and junior subordinated debt securities.

Northwind Holdings made principal payments on its floating rate, senior secured non-recourse notes of $15.0 million in the first three months of 2020.

We have access to two separate unsecured revolving credit facilities, each with a different syndicate of lenders. One of our credit facilities is under a five-year agreement and is effective through April 2024. The terms of this agreement provide for a borrowing capacity of $500.0 million with an option to be increased up to $700.0 million. We may also request, on up to two occasions, that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2020, letters of credit totaling $0.6 million had been issued from this credit facility, but there were no borrowed amounts outstanding.

Our other credit facility is under a three-year agreement and is effective until April 2022. The terms of this agreement provide for a borrowing capacity of $100.0 million with an option to be increased up to $140.0 million. We may also request that the lenders' commitment termination dates be extended by one year. The credit facility provides for the issuance of letters of credit subject to certain terms and limitations. At March 31, 2020, there have been no letters of credit issued from the credit facility and there were no borrowed amounts outstanding.

There are no significant financial covenants associated with any of our outstanding debt obligations. We continually monitor our compliance with our debt covenants and remain in compliance. Our credit facilities include financial covenants that place limitations on our leverage ratio and consolidated net worth. The credit facilities also include covenants that limit subsidiary indebtedness. We have not observed any current trends that would cause a breach of any of our debt or credit facility covenants. See "Debt" and Note 8 of the "Notes to Consolidated Financial Statements" contained in Part II, Items 7 and 8, respectively, of our annual report on Form 10-K for the year ended December 31, 2019 for further discussion.

Commitments

At March 31, 2020, we had unfunded unconditional commitments of $1.9 million to fund tax credit partnership investments and $12.6 million to fund the purchase of transferable state tax credits. These commitments are recognized as liabilities in our consolidated balance sheets, with a corresponding recognition of other long-term investments and other assets, respectively. In addition, we had commitments of $88.8 million to fund certain investments in private placement fixed maturity securities, $524.0 million to fund certain private equity partnerships, and $17.5 million to fund certain commercial mortgage loans, which may or may not be funded.

With respect to our commitments and off-balance sheet arrangements, see the discussion under "Commitments" in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019. During the first three months of 2020, there were no substantive changes in our commitments, contractual obligations, or other off-balance sheet arrangements other than the changes noted herein.

Transfers of Financial Assets

Our investment policy permits us to lend fixed maturity securities to unaffiliated financial institutions in short-term securities lending agreements, which increases our investment income with minimal risk. We account for all of our securities lending agreements and repurchase agreements as secured borrowings. As of March 31, 2020, we did not receive cash collateral from securities agreements. The average balance during the first three months of 2020 was de minimis. In addition, at March 31, 2020, we had $5.5 million of off-balance sheet securities lending agreements which were collateralized by securities that we were neither permitted to sell nor control. The average balance of these off-balance sheet transactions during the first three months of 2020 was $153.6 million, and the maximum amount outstanding at any month end was $234.3 million.

To manage our cash position more efficiently, we may enter into repurchase agreements with unaffiliated financial institutions. We generally use repurchase agreements as a means to finance the purchase of invested assets or for short-term general business purposes until projected cash flows become available from our operations or existing investments. We had no repurchase agreements outstanding at March 31, 2020, nor did we utilize any repurchase agreements during first three months of 2020. Our use of repurchase agreements and securities lending agreements can fluctuate during any given period and will depend on our liquidity position, the availability of long-term investments that meet our purchasing criteria, and our general business needs.

Certain of our U.S. insurance subsidiaries are members of regional Federal Home Loan Banks (FHLB). As of March 31, 2020, we owned $34.0 million of FHLB common stock and had outstanding advances of $451.7 million from the regional FHLBs.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Consolidated Cash Flows

(in millions of dollars)
	Three Months Ended March 31
	2020	2019
Net Cash Provided by Operating Activities	$219.9	$516.8
Net Cash Provided (Used) by Investing Activities	122.6	(365.2)
Net Cash Used by Financing Activities	(89.4)	(183.5)
Net Change in Cash and Bank Deposits	$253.1	$(31.9)

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

Investing Cash Flows

Investing cash inflows consist primarily of the proceeds from the sales and maturities of investments.  Investing cash outflows consist primarily of payments for purchases of investments.  Our investment strategy is to match the cash flows and durations of our assets with the cash flows and durations of our liabilities to meet the funding requirements of our business. When market opportunities arise, we may sell selected securities and reinvest the proceeds to improve the yield and credit quality of our portfolio. We may at times also sell selected securities and reinvest the proceeds to improve the duration matching of our assets and liabilities and/or re-balance our portfolio. As a result, sales before maturity may vary from period to period. The sale and purchase of short-term investments is influenced by proceeds received from FHLB funding advances, issuance of debt, our securities lending program, and by the amount of cash which is at times held in short-term investments to facilitate the availability of cash to fund the purchase of appropriate long-term investments, repay maturing debt, and/or to fund our capital deployment program.

See Note 4 of the "Notes to Consolidated Financial Statements" contained herein in Item 1 for further information.

Financing Cash Flows

Financing cash flows consist primarily of borrowings and repayments of debt, repurchase of common stock, and dividends paid to stockholders.

During each of the first three months of 2020 and 2019 we made principal payments of $15.0 million on our senior secured non-recourse notes issued by Northwind Holdings.

Cash used to repurchase shares of Unum Group's common stock during the first quarter of 2019 was $100.0 million. During the first three months of 2020 and 2019 we paid dividends of $57.8 million and $55.7 million, respectively, to holders of Unum Group's common stock.

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

	AM Best	Fitch	Moody's	S&P
Outlook	Stable	Negative	Negative	Stable

Issuer Credit Ratings	bbb	BBB-	Baa3	BBB

Financial Strength Ratings
Provident Life and Accident Insurance Company	A	A-	A3	A
Provident Life and Casualty Insurance Company	A	A-	NR	NR
Unum Life Insurance Company of America	A	A-	A3	A
First Unum Life Insurance Company	A	A-	A3	A
Colonial Life & Accident Insurance Company	A	A-	A3	A
The Paul Revere Life Insurance Company	A	A-	A3	A
Starmount Life Insurance Company	A-	NR	NR	NR
Unum Insurance Company	A-	A-	A3	NR
Unum Limited	NR	NR	NR	A-

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

On April 16, 2020, Fitch downgraded the financial strength rating on our rated domestic insurance subsidiaries from A to A- and the issuer credit rating on our senior debt obligations from BBB to BBB- due to ongoing concerns regarding our long-term care exposure and the adequacy of those reserves. In addition, Fitch also maintained a negative outlook following the downgrade due to concerns over the current COVID-19 pandemic and the impact it may have on our financial position and operating results, particularly as it relates to investment returns and claims incidence.

On May 4, 2020, Moody's downgraded the financial strength rating on our rated domestic insurance subsidiaries from A2 to A3 and the issuer credit rating on our senior debt obligations from Baa2 to Baa3 due to concerns around capital flexibility related to future funding requirements for our long-term care reserves. In addition, Moody's updated their outlook from stable to negative due to concerns over the current COVID-19 pandemic and the impact it may have on our financial position and operating results.

Also on May 4, 2020, S&P affirmed their ratings and outlook on our rated insurance subsidiaries and issuer credit ratings on our senior debt obligations.

There have been no other changes in the rating agencies' outlooks or ratings during 2020 prior to the date of this filing.

Agency ratings are not directed toward the holders of our securities and are not recommendations to buy, sell, or hold our securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be regarded as an independent assessment, not conditional on any other rating. Given the dynamic nature of the ratings process, changes by these or other rating agencies may or may not occur in the near-term. We have ongoing dialogue with the rating agencies concerning our insurance risk profile, our financial flexibility, our operating performance, and the quality of our investment portfolios. The rating agencies provide specific criteria and, depending on our performance relative to the criteria, will determine future negative or positive rating agency actions.

See our annual report on Form 10-K for the year ended December 31, 2019 for further information regarding our debt and financial strength ratings and the risks associated with rating changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risk exposures including interest rate risk and foreign exchange rate risk. With respect to our exposure to market risk, see the discussion under "Investments" in Item 2 of this Form 10-Q and in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2019. During the first three months of 2020, there was no substantive change to our market risk or the management of this risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. We evaluated those controls based on the 2013 Internal Control - Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Part I, Item 1, Note 11 of the "Notes to Consolidated Financial Statements" for information on legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth within this report, consideration should be given to the information disclosed in Item 1A "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2019 and the following risk factor we have added regarding the impacts of the coronavirus disease (COVID-19), which reemphasizes risk factors we have previously disclosed, addresses certain new risks, and provides specific context under the current environment.

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial position, results of operations, liquidity and capital resources, and overall business operations.

The COVID-19 pandemic has caused significant disruption to the global economy and may result in unfavorable impacts to our company as well as the overall insurance industry. Due to the unprecedented nature of these events and the current pace of change in this environment, we cannot fully estimate the duration or ultimate impact of the COVID-19 pandemic at this time. Further events that we are unable to control, such as the further spread or spikes in the number of cases of COVID-19 or the emergence of new strains of coronavirus, and the related responses by government authorities and businesses, may heighten the impacts of COVID-19 and present additional risks. We are closely monitoring several key risks related to our business that may potentially have adverse impacts on our business.

We may experience a significant deterioration or delay in the collectability of premiums from both our group and individual customers due to a rise in unemployment levels, the deterioration of economic conditions and the general uncertainty regarding the financial situation of our customers. Additionally, certain states and other governing bodies have granted premium payment extensions for policyholders while still requiring insurers to pay claims, which, if continued or expanded may put significant strain on our liquidity and capital position in the near term. We are working closely with our customers to understand their respective financial conditions and, if necessary, may develop solutions on a case-by-case basis to allow for additional payment flexibility. However, we may be unable to achieve solutions with some customers that materially improve the likelihood of premium collectability, or such solutions may have other negative consequences to our business. As such, we may experience significant lapse activity which may put strain on our liquidity and capital position and may also result in a decline in both premium income and persistency, particularly if customers do not ultimately return following a lapse. Further, adverse economic conditions may adversely affect the discretionary spending of current or potential customers, which may result in lower sales or other negative changes to customer purchasing patterns.

Depending on the duration and severity of the current economic uncertainty, we may experience an increase in claims incidence due to COVID-19-related claims, particularly in our short-term disability product line, and may also experience unfavorable claim trends due to the historical correlation between economic uncertainty and claims incidence. Unfavorable developments in these factors may adversely impact our liquidity and capital position as well as our reserve margins and overall profitability.

Although we have access to significant amounts of capital, which include credit facilities, FHLB arrangements, and the ability to liquidate certain investments, it may be insufficient or even inaccessible if we are not in compliance with required covenants under our borrowing arrangements or if the associated lenders are unable to provide funds. In addition, if investment markets become illiquid or severely impaired, we may be unable to liquidate our investments in a timely manner.

On April 16, 2020, Fitch downgraded the financial strength ratings on our rated domestic insurance subsidiaries and the issuer credit rating on our senior debt obligations, primarily due to ongoing concerns regarding our historic long-term care exposure and the adequacy of the reserves, and placed us on negative outlook in large part due to the effects of the COVID-19 pandemic. On May 4, 2020, Moody's downgraded our financial strength and issuer credit ratings due to concerns around capital flexibility related to future funding requirements for our long-term care reserves, and placed us on negative outlook due to concerns over the COVID-19 pandemic and the impact it may have on our financial position and operating results. If our financial strength or credit default ratings were to be further downgraded as a result of the disruptions caused by the COVID-19 pandemic, our business could be negatively affected, including our relationship with distribution partners, our ability to compete and our cost of capital and ability to raise additional capital.

Regarding our financial position and results of operations, the current economic disruption may result in adverse impacts to our future profitability and growth and may also alter the timing and magnitude of our plans for overall business expansion. As previously indicated, we may experience slower premium growth or even declines in premium income resulting from lower sales and persistency. In response to the disruptive economic effects of the COVID-19 pandemic, the Federal Reserve has taken actions to reduce interest rates, and the potential for a sustained low interest rate environment is magnified by the effects of COVID-19 on economic conditions. Further declines in interest rates or the continuance of low interest rates may place substantial pressure on our profit margins as well as on the discount rates used to calculate our insurance liabilities. Furthermore, the current economic conditions may result in the inability for companies to make interest and principal payments on their debt securities or mortgage loans that we hold for investment purposes. Accordingly, although we maintain a disciplined approach regarding our overall investment strategy, we may still incur significant losses that can result in a decline in net investment income and/or material increases in credit losses on our investment portfolio. With respect to our benefits experience, as previously discussed, we may experience higher claims incidence directly related to COVID-19 claims as well as due to generally higher incidence associated with an economic downturn. Other potentially unfavorable impacts that we may experience include the write-off or impairment of intangible/long-lived assets such as DAC, value of business acquired, and goodwill, or the establishment of a valuation allowance regarding the realization of our deferred tax assets.

From an operational perspective, our employees, sales associates, brokers and distribution partners, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures. The social distancing measures could result in an adverse impact on our ability to conduct our business, including in our ability to sell our policies, including policies that are traditionally sold in person, and our ability to adjudicate and pay claims in a timely manner. Additionally, the vast majority of our employees are currently working remotely and have been doing so for an extended length of time. This working environment is unprecedented and may expose us to various additional risks that range from potential increases in inefficiency as our employees adapt to their new working environment to more specific risks such as elevated cyber-security vulnerability resulting from the wide-scale remote usage of our company networks and risks to the effectiveness of our internal controls over financial reporting.

See "Executive Summary", "Segment Operating Results", and "Liquidity and Capital Resources" included herein Part 1, Item 2 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion.

To the extent the COVID-19 pandemic adversely affects our business, financial position, results of operations, liquidity and capital resources, and overall business operations, it may also have the effect of heightening many of the other risks disclosed in disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q and other filings we make with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our board of directors authorized the repurchase of up to $750 million of Unum Group's common stock through November 23, 2020. No shares were purchased during the first quarter of 2020. At March 31, 2020, the approximate dollar value of shares that may yet be purchased under the program was $516.2 million, however, we do not expect to resume repurchases through the remainder of our currently authorized repurchase program.

ITEM 6. EXHIBITS

Index to Exhibits

(3.1)	Amended and Restated Bylaws of Unum Group, effective February 18, 2020 (incorporated by reference to Exhibit 3.1 of Unum Group’s Form 8-K filed on February 24, 2020).

(10.1)	Form of Performance Share Unit Agreement with Employee in U.S. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017.

(10.2)	Form of Performance Share Unit Agreement with Employee in U.K. for awards in 2020 under the Unum Group Stock Incentive Plan of 2017.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unum Group
(Registrant)
Date: May 5, 2020	By:	/s/ Steven A. Zabel
Steven A. Zabel
Executive Vice President and Chief Financial Officer

Date: May 5, 2020	By:	/s/ Cherie A. Pashley
Cherie A. Pashley
Senior Vice President, Chief Accounting Officer